Form 10-K
period 1993-12-31
CHEMICAL BANKING CORP
filed 1994-03-25
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED                                                          COMMISSION FILE
                DECEMBER 31, 1993                                                              NUMBER 1-5805

                          CHEMICAL BANKING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                                                     13-2624428
         (STATE OR OTHER JURISDICTION OF                                                      (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                                                     IDENTIFICATION NO.)

         270 PARK AVENUE, NEW YORK, N.Y.                                                            10017
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 270-6000


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


               TITLE OF EACH CLASS                                                        NAME OF EACH EXCHANGE ON
               -------------------
                                                                                             WHICH REGISTERED
                                                                                       -----------------------------
COMMON STOCK  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     NEW YORK STOCK EXCHANGE, INC.
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES C (STATED VALUE--$12)  . . . .     NEW YORK STOCK EXCHANGE, INC.
10.96% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25) . . . . . . . . . . . . . .     NEW YORK STOCK EXCHANGE, INC.
8.38% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)  . . . . . . . . . . . . . .     NEW YORK STOCK EXCHANGE, INC.
7.92% CUMULATIVE PREFERRED STOCK (STATED VALUE--$100) EVIDENCED BY
  DEPOSITARY SHARES REPRESENTING ONE QUARTER SHARE OF PREFERRED STOCK . . . . . .     NEW YORK STOCK EXCHANGE, INC.
7.58% CUMULATIVE PREFERRED STOCK (STATED VALUE--$100) EVIDENCED BY
  DEPOSITARY SHARES REPRESENTING ONE QUARTER SHARE OF PREFERRED STOCK . . . . . .     NEW YORK STOCK EXCHANGE, INC.
7 1/2% CUMULATIVE PREFERRED STOCK (STATED VALUE--$100) EVIDENCED BY
  DEPOSITARY SHARES REPRESENTING ONE QUARTER SHARE OF PREFERRED STOCK . . . . . .     NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE UNITS OF JUNIOR PARTICIPATING PREFERRED STOCK  . . . . . . . .     NEW YORK STOCK EXCHANGE, INC.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1994: 253,255,253
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES ..X..  NO ....

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF CHEMICAL BANKING CORPORATION COMMON STOCK HELD BY NON-AFFILIATES OF CHEMICAL BANKING CORPORATION ON FEBRUARY 28, 1994 WAS $9,372,000,000.

       DOCUMENT INCORPORATED BY REFERENCE                                                  PART OF FORM 10-K INTO
               IN THIS FORM 10-K                                                             WHICH INCORPORATED
      ------------------------------------                                                ------------------------
                                                                                                 Part III

PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 17, 1994
   PART III (OTHER THAN INFORMATION INCLUDED IN THE PROXY STATEMENT PURSUANT TO RULE 402 (I), (K) AND (L) OF REGULATION S-K)

                                FORM 10-K INDEX




PART I                                                                                                  PAGE
- - - ------                                                                                                  ----
Item 1           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A1
                       Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A1
                       Organizational Review  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A1
                       Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A3
                       Government Monetary Policies and Economic Controls . . . . . . . . . . . . . . . .  A3
                       Supervision and Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A3
                       Foreign Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A8
                       Statistical Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A9
                       Distribution of Assets, Liabilities and Stockholders'
                         Equity; Interest Rates and Interest Differential . . . . . . . . . . . . . . . . A10
                       Securities Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A17
                       Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A19
                       Maturities and Sensitivity to Changes in Interest Rates  . . . . . . . . . . . . . A19
                       Risk Elements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A20
                       Allowance for Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A21
                       Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A23
Item 2           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A24
Item 3           Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A24
Item 4           Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . A24
                 Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . A25

PART II
- - - -------

Item 5           Market for Registrant's Common Equity and Related
                       Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A26
Item 6           Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A26
Item 7           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . A26
Item 8           Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . A26
Item 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A26

PART III
- - - --------

Item 10          Directors and Executive Officers of the Corporation  . . . . . . . . . . . . . . . . . . A27
Item 11          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A27
Item 12          Security Ownership of Certain Beneficial Owners and
                       Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A27
Item 13          Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . A27

PART IV
- - - -------

Item 14          Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . A28

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

Chemical Banking Corporation (the "Corporation") is a bank holding company organized under the laws of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). On December 31, 1991, Manufacturers Hanover Corporation ("MHC") merged with and into the Corporation (the "Merger"). The Merger was accounted for as a pooling of interests and, accordingly, the Corporation's financial statements include the consolidated results of MHC. In addition, on June 19, 1992, Manufacturers Hanover Trust Company ("MHT"), a New York banking corporation, was merged with and into Chemical Bank ("Chemical Bank"), a New York banking corporation. Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform with the presentation of the 1993 financial statements.

The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Bancshares, Inc. ("Texas Commerce"), a bank holding company subsidiary of the Corporation headquartered in Texas. The bank and non-bank subsidiaries of the Corporation operate nationally through offices located primarily in New York, Texas and New Jersey as well as through overseas branches and an international network of representative offices, subsidiaries and affiliated banks.

The financial services provided by the Corporation's domestic subsidiaries include personal and commercial checking accounts, savings and time deposit accounts, United States corporate tax depository facilities, personal and business loans, consumer financing, leasing, real estate financing, investment banking, mortgage banking, individual credit cards, money transfer, cash management, safe deposit facilities, payroll management, correspondent banking, personal trust and estate administration, full investment services, discount brokerage, United States Government and Federal agency securities dealership, and corporate debt and equity securities dealership and underwriting.

Internationally, services also include correspondent banking arrangements, merchant banking, underwriting and trading of eurosecurities, and foreign exchange activities.

The Corporation's bank subsidiaries also provide products to ensure that a customer will have a specific currency-exchange or interest rate at some future date. These products include interest-rate and currency swaps, interest rate options, future rate agreements, forward interest-rate contracts, foreign exchange contracts and financial futures.

The Corporation retains a 40% interest in the CIT Group Holdings, Inc. ("CIT"). CIT, directly or through its subsidiaries, engages in diversified financial services activities, primarily in the United States. These activities include asset-based finance and leasing, sales finance and factoring. For additional information pertaining to CIT, see the section entitled "Noninterest Revenue" in Section B, page 30.





ORGANIZATIONAL REVIEW

The Corporation's activities are internally organized, for management reporting purposes, into various business sectors. Developments that have occurred during 1993 with respect to these business sectors are disclosed below .


                                     A1

THE GLOBAL BANK
The Global Bank provides banking, financial advisory, trading and investment services to corporations and public sector clients worldwide through a network of offices in 35 countries, including major operations in all key international financial centers. For a discussion of the Global Bank's business activities, see the section entitled "Lines of Business Results" in Section B at page 32. Additionally, during 1993, the Corporation received approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") for authority for its securities subsidiary, Chemical Securities Inc. ("CSI"), to underwrite and deal in corporate debt and equity securities.

THE REGIONAL BANK
The Regional Bank is a leading provider of services to consumers in the tri-state metropolitan region of New York, New Jersey and Connecticut. For a discussion of the Regional Bank's business activities, see the section entitled "Lines of Business Results" in Section B at page 33. Additionally, during 1993, the Corporation continued to build The Hanover Funds, the Corporation's proprietary mutual funds family, by increasing the number of funds available for investment from six to ten, continued the merging of the branch systems of Chemical Bank and MHT, introduced unified products throughout the Regional Bank branch network and initiated steps to sell insurance products nationwide through a joint venture with MDS/Bankmark. In 1994, the Corporation sold certain of Chemical Bank's branches located in Albany, Buffalo, Rochester, Syracuse and certain other upstate locations to Fleet Bank of New York, and plans to close approximately 50 branches located in the N.Y. metropolitan area.

TEXAS COMMERCE
Texas Commerce is a major financial institution in Texas with over 115 locations statewide and serving as the primary Texas bank for more than half of all companies located in Texas with annual revenues of $250 million or more. For a discussion of Texas Commerce's business activities, see the section entitled "Lines of Business Results" in Section B at page 33. In February 1993, Texas Commerce acquired certain assets of four former banks of the First City Bancorporation of Texas and in September 1993 Texas Commerce acquired Ameritrust Texas Corporation. As a result of these acquisitions, at December 31, 1993, Texas Commerce ranked, in terms of total deposits, first in the Houston and third in the Dallas/Fort Worth banking markets and had more than doubled its trust assets under management to $14 billion, the largest trust operations in the southwest United States.

REAL ESTATE AND CORPORATE
For a discussion on the Corporation's real estate and corporate business sectors, see the section entitled "Lines of Business Results" in Section B at page 34.

ACQUISITIONS, DIVESTITURES AND STRATEGIC POSITIONING
The acquisitions and divestitures undertaken by the Corporation during 1993 are consistent with the Corporation's desire to focus on businesses and markets where it has or can acquire a leadership position. The Corporation intends to continue to examine opportunities for expansion or acquisition, particularly in businesses in which economies of scale are important (such as credit cards, mortgage servicing, mutual funds and certain areas of operating services) or in which significant expense savings can be obtained from consolidation of operations (such as in-market consolidations of banking operations). Likewise, businesses that fall outside the Corporation's strategic focus (either in terms of product offering or geographic market), may be candidates for divestiture or closure. The Corporation also intends to continue its productivity efforts to focus on containing costs throughout the organization and increasing efficiency over the long term. As part of this program, the Corporation may open new branches and close existing branches from time to time in order to keep its distribution system attuned to changing economics of branch banking and changing customer preferences for delivery of banking services.

                                       A2

COMPETITION

The Corporation and its subsidiaries and affiliates operate in a highly competitive environment. The Corporation's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, the Corporation and its bank and non-bank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors also include leasing companies, finance companies, brokerage firms, investment banking companies, merchant banks, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are domestic bank holding companies and banks, such as the Corporation and its bank subsidiaries.

The Corporation expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for non-depository institutions to offer customers automatic transfer systems and other automated payment systems services that have been traditional banking products.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and business of the Corporation are affected by general economic conditions, both domestic and international. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States, by foreign governments, and by international agencies can have important consequences on the financial performance of the Corporation. The Corporation is particularly affected by the policies of the Federal Reserve Board, which regulates the national supply of bank credit. Among the instruments of monetary policy available to the Federal Reserve Board are engaging in open-market operations in United States Government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions deposits and certain assets of foreign branches; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates (including parent corporations such as the Corporation). These methods are used in varying combinations to influence the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid for deposits.

The Corporation has economic, credit, legal, and other specialists who monitor economic conditions, and domestic and foreign government policies and actions. However, since it is difficult to predict changes in macroeconomic conditions and in governmental policies and actions relating thereto, it is difficult to foresee the effects of any such changes on the business and earnings of the Corporation and its subsidiaries.

SUPERVISION AND REGULATION

The Corporation is subject to regulation as a registered bank holding company under the BHCA. As such, the Corporation is required to file with the Federal Reserve Board an annual report and other information required quarterly pursuant to the BHCA. The Corporation is also subject to the examination powers of the Federal Reserve Board.

Under the BHCA, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations, except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto". Further, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any non-banking corporation, and may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board. Under existing laws, the Federal Reserve Board generally is prohibited from approving any application by a bank holding company to acquire voting shares of any bank in another state unless such interstate acquisitions are authorized by the laws of such state or unless, under certain circumstances, such bank is a failing bank.





                                       A3

Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of the Corporation are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chemical Bank, or by a national bank, such as Texas Commerce Bank National Association, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's "net profits" combined with the "retained net profits" of the two preceding years unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits then on hand", after deducting losses and "bad debts" in excess of the allowance for loan and lease losses.

Under regulations adopted by the Federal Reserve Board and the Comptroller of the Currency, the terms "net profits" and "undivided profits then on hand" are defined as the amounts reported by a bank on its Reports of Condition and Income; the term "retained net profits" is defined as net income (as defined) less any common or preferred dividends declared for the reporting period; and the term "bad debts" is defined to include matured obligations due a bank on which the interest is past due and unpaid for six months, unless the debts are well secured and in the process of collection. Generally, a debt is considered "matured" when all or a part of the principal is due and payable as a result of demand, arrival of the stated maturity date, of acceleration by contract or by operation of law. The New York Banking Department also adopted regulations in December 1990 that require net profits of New York State-chartered banks, like Chemical Bank, to be calculated in a manner similar to the method set forth in the Federal Reserve Board's regulations.

At December 31, 1993, in accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends of approximately $1,715 million to their respective bank holding companies, plus an additional amount equal to their net profits from January 1, 1994 through the date of any such dividend payment.

In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

For a further discussion of the dividend restrictions imposed on the Corporation's subsidiaries that are state member or national banks, see Note 17, "Restrictions on Cash and Intercompany Funds Transfers", in Section B on page 71.

The Corporation is also subject to the risk-based capital and leverage guidelines of the Federal Reserve Board, which require that the Corporation's capital-to-assets ratios meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Corporation's ratios, see the sections entitled "Capital", "Risk-Based Capital Ratios", and "Leverage Ratios" in Section B, pages 42 through 44. The FDIC, the Federal Reserve Board and the Comptroller of the Currency also have issued proposed rules which are intended to revise the risk-based capital rules to take into account interest-rate risk. For a further discussion of the proposed rulemaking and the Corporation's assessment of the impact the proposal would have on the capital ratios of the Corporation, see the section entitled "Interest Rate Sensitivity" in Section B at pages 47 through 49.





                                       A4

FDICIA
On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance and revises certain provisions of the Federal Deposit Insurance Act as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulators, and requires the appropriate Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

Prompt Corrective Action. Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency adopted regulations, effective December 19, 1992, setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a total risk- based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%); (ii) adequately capitalized (an institution that has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%); (iii) undercapitalized (an institution that has a total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a Tier 1 leverage ratio under 4%); (iv) significantly undercapitalized (an institution that has a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a Tier 1 leverage ratio under 3%); and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less).

Supervisory actions by the appropriate Federal banking regulator will depend upon an institution's classification within the five categories. All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their appropriate Federal banking regulator. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institution. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on such guarantee.

At December 31, 1993, Chemical Bank and Texas Commerce National Association were each "well capitalized".

Brokered Deposits. The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, the term "brokered deposits" is defined to include deposits that are solicited by a bank's affiliates on its behalf. A significant portion of Chemical Bank's wholesale deposits are solicited on its behalf by a broker-dealer affiliate of Chemical Bank and are considered brokered deposits. Under the rule, (i) an "undercapitalized institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is not permitted to pay interest on brokered deposits accepted in such institution's normal market area at rates that "significantly exceed" rates paid on deposits of similar maturity in such area, and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" are the same as those utilized in the "prompt corrective action" rules described above. As noted above, at December 31, 1993, each of Chemical Bank and Texas Commerce Bank National Association was "well capitalized".




                                      A5

FDIC Insurance Assessments. The FDIC has adopted final rules implementing, for assessment periods commencing January 1, 1994, risk- based insurance premiums. Under the assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, will be assessed premiums ranging from 23 basis points to 31 basis points. In adopting the "permanent" risk-based assessment system, the FDIC indicated that, if future conditions so warrant, it may reconsider certain aspects of the rate schedules and of the risk classification categories. The Corporation believes that the implementation of the "permanent" risk-based FDIC assessment system will not have a material effect on the Corporation's FDIC expenses during 1994.

Other FDICIA Rules. Other rules that have been adopted pursuant to FDICIA include: (i) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules relating to consumer lending, including regulations governing advertising and disclosures required for consumer deposit accounts; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules implementing the FDICIA provision prohibiting, with certain exceptions, FDIC- insured state banks from making equity investments of the types and amount, or from engaging as principal in activities, not permissible for national banks; and (v) rules mandating enhanced financial reporting and
audit requirements.   Rules proposed, but not yet adopted, include those
addressing (i) various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the depository institution, (ii) the degree to which the risk-based capital rules should be revised to take into account interest-rate risk, as previously mentioned and (iii) notice provisions in the case of branch closings.

The Corporation expects the rules and regulations adopted and proposed to be adopted pursuant to FDICIA will result in increased compliance costs for the Corporation and its bank subsidiaries but does not expect such rules and regulations to have a material impact on the operations of the Corporation or its bank subsidiaries.

POWERS OF THE FDIC UPON INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION
The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") imposes liability on an FDIC-insured depository institution (such as the Corporation's bank subsidiaries), for costs incurred by the FDIC in connection with the insolvency of other FDIC-insured institutions under common control with such institution (commonly referred to as "cross-guarantees" of insured depository institutions). An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution.

In the event an insured depository institution becomes insolvent, or upon the occurrence of certain other events specified in the Federal Deposit Insurance Act, whenever the FDIC is appointed the conservator or receiver of such insured depository institution, the FDIC has the power: (i) to transfer any of such bank's assets and liabilities to a new obligor (including, but not limited to, another financial institution acquiring all or a portion of the bank's business, assets or liabilities), without the approval of such bank's creditors; (ii) to enforce the terms of such bank's contracts pursuant to their terms, or (iii) to repudiate or disaffirm any contract or lease to which such depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of such depository institution's assets. Such provisions of the Federal Deposit Insurance Act would be applicable to obligations and liabilities of those of the Corporation's subsidiaries that are insured depository institutions, such as Chemical Bank and Texas Commerce Bank National Association, including without limitation, obligations under senior or subordinated debt issued by such banks to investors (hereinafter referred to as "public noteholders") in the public markets.





                                     A6

In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is not permitted to take any action that would have the effect of increasing the losses to a deposit insurance fund by protecting depositors for more than the insured portion of their deposits or by protecting creditors of the insured depository institution (including public noteholders), other than depositors. On October 25, 1993, the FDIC issued proposed rules to implement these provisions. In addition, the FDIC is authorized to settle all uninsured and unsecured claims in the insolvency of an insured institution by making a final settlement payment after the declaration of insolvency based upon a percentage determined by the FDIC reflecting an average of the FDIC's receivership recovery experience, regardless of the assets of the insolvent institution actually available for distribution to creditors. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants.

The Omnibus Budget Reconciliation Act of 1993 included a "depositor preference" provision, which provided that, in the event of a liquidation of an insured depository institution, claims of depositors and their subrogees, including the FDIC in respect of the payment of insured deposits, would be entitled to a preference over all other unsecured claimants against the depository institution, including some creditors (such as certain public noteholders), other than depositors.

As a result of the provisions described above, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of the Corporation that is an insured depository institution, such as Chemical Bank or Texas Commerce Bank National Association, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, holders of deposit obligations of such depository institution.

OTHER SUPERVISION AND REGULATION
Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each bank subsidiary and to commit resources to support such bank subsidiary in circumstances where it might not do so absent such policy. Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The bank subsidiaries of the Corporation are subject to certain restrictions imposed by Federal law on extensions of credit to, and certain other transactions with, the Corporation and certain other affiliates and on investments in stock or securities thereof. Such restrictions prevent the Corporation and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts. Without the prior approval of the Federal Reserve Board, secured loans, other transactions and investments by any bank subsidiary are generally limited in amount as to the Corporation and as to each of the other affiliates to 10% of the bank's capital and surplus and as to the Corporation and all such other affiliates to an aggregate of 20% of the bank's capital and surplus. Federal law also requires that transactions between a bank subsidiary and the Corporation or certain non-bank affiliates, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the bank subsidiary as those that apply or that would apply to comparable transactions with unaffiliated parties.

The Corporation's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chemical Bank, as a New York State-chartered bank and member bank of the Federal Reserve System, is subject to supervision and regulation of the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. The Corporation's national bank subsidiaries, such as Texas Commerce Bank National Association, Chemical Bank New Jersey, N.A. and Chemical Bank, N.A., are subject to substantially similar supervision and regulations by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on






                                       A7
investments and other powers. The activities of the Corporation's broker-dealers are subject to the regulations of the Securities and Exchange Commission and the National Association of Securities Dealers, and, in the case of CSI, are subject to the supervision and regulation of the Federal Reserve Board (which has imposed conditions governing CSI's activities, including limitations on the gross revenues that may be derived from certain of CSI's activities). Additionally, various securities activities conducted by the bank subsidiaries of the Corporation, such as dealing in municipal securities, acting as transfer agent, the making available of mutual funds and providing other types of investment management services, are subject to the regulations of the Securities and Exchange Commission, the Municipal Securities Rulemaking Board and, with respect to certain activities of its mutual funds, the Federal Reserve Board. The types of activities in which the foreign branches of Chemical Bank and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Such foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

Federal and state legislation affecting the banking industry has played, and will continue to play, a significant role in shaping the nature of the financial services industry. For example, there are bills currently pending in Congress that would permit, to varying degrees, the interstate expansion and branching of bank holding companies and banks, respectively. In addition, there are cases pending before Federal and state courts that seek to expand or restrict interpretations of existing laws and their accompanying regulations affecting bank holding companies and their subsidiaries. It is not possible to predict the extent to which the Corporation and its subsidiaries may be affected by any of these initiatives.

FOREIGN OPERATIONS

For geographic distributions of total assets, total revenue, total expense, income before income tax expense and net income, see Note 21, "International Operations", of the Notes to Consolidated Financial Statements in Section B, page 77. For a discussion of foreign loans, see the sections entitled "Cross-Border Outstandings" and "Outstandings to Countries Engaged in Debt Rescheduling" in Section B, pages 41 and 42.

                                      A8

STATISTICAL INFORMATION

In addition to the statistical information that is presented in the following pages in this Section A of the Form 10-K, the following statistical information is included in Section B of the Form 10-K:

DESCRIPTION OF STATISTICAL INFORMATION                                       SECTION B LOCATION

- - - ---------------------------------------------------           -----------------------------------------------
                 1.    DISTRIBUTION OF ASSETS, LIABILITIES AND                 Pages 80 and 81 (Average Balances, Interest and
                       STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST       Rates)
                       DIFFERENTIAL

                 2.    SECURITIES PORTFOLIO                                    Pages 60 and 61 (Note 4)

                 3.    RISK ELEMENTS:

                       Lending and Related Activities                          Pages 34 through 42 (includes an analysis of the
                                                                               Corporation's Credit Portfolio, Credit Risk
                                                                               Management, Nonperforming Assets, Allowance for
                                                                               Losses, Net Charge-Offs, Commercial Real Estate,
                                                                               Commercial and Industrial, Financial Institutions,
                                                                               and Foreign Governments and Official Institutions,
                                                                               and Consumer Portfolios, Cross-Border Outstandings
                                                                               and Outstandings to Countries Engaged in Debt
                                                                               Rescheduling) and pages 62 through 64 (Notes 5, 6
                                                                               and 7)

                       Nonaccrual Policy                                       Pages 57 and 58 (Note 1)

                       Impact of Nonperforming Loans on Interest Income        Page 64 (Note 7)

                       Cross-Border Outstandings Exceeding 1% of Total         Pages 41 through 42 (Cross-Border Outstandings and
                       Assets and Outstandings to Liquidity Impaired           Outstandings to Countries Engaged in Debt
                       Countries                                               Rescheduling)

                 4.    SUMMARY OF LOAN LOSS EXPERIENCE                         Pages 36 through 42 (Allowance for Losses, Net
                                                                               Charge-Offs and Commercial Real Estate, Commercial
                                                                               and Industrial, Financial Institutions, and
                                                                               Foreign Governments and Official Institutions,
                                                                               Consumer, Cross-Border Outstandings and
                                                                               Outstandings to Countries Engaged in Debt
                                                                               Rescheduling), pages 57 and 58 (Note 1) and page
                                                                               63 (Note 6)

                 5.    PERFORMANCE RATIOS, CAPITAL RATIOS AND ALLOWANCE        Page 25 (Financial Review)
                       COVERAGE RATIOS
                 6.    SHORT-TERM AND OTHER BORROWINGS                         Page 64 (Note 8)





                                       A9

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

For a five-year summary of the consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1993 through 1989, see Section B, pages 80 and 81. Income computed on a taxable-equivalent basis is income as reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 43% in each of the years 1993 through 1989.

Within the five-year summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Interest income is accrued on renegotiated loans at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or a contingent basis. Such interest is taken into income only as collected.


A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1993, 1992 and 1991 is presented on pages A11 and A12 herein. Regarding the basis of segregation between the domestic and foreign components, see Note 21 of the Notes to Consolidated Financial Statements in Section B, page 77.

The tables on pages A13 through A16 herein present an analysis of the effect on net interest income of volume and rate changes for the periods 1993 over 1992 and 1992 over 1991. In this analysis, the change due to the volume/rate variance has been allocated to volume.





                                  A10

CHEMICAL BANKING CORPORATION AND SUBSIDIARIES

INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF NET INTEREST INCOME - DOMESTIC AND FOREIGN

                                                                                     1993
                                                                    -------------------------------------
(DOLLARS IN MILLIONS; INTEREST AND AVERAGE                          AVERAGE                       AVERAGE
RATES ON A TAXABLE-EQUIVALENT BASIS)                                BALANCE        INTEREST          RATE
                                                                    -------        --------       -------
DOMESTIC
INTEREST-EARNING ASSETS:
   Deposits With Banks  . . . . . . . . . . . . . . . . . . . .      $     232     $      10        4.65%
   Federal Funds Sold and Securities Purchased
     Under Resale Agreements  . . . . . . . . . . . . . . . . .          9,946           314        3.16
   Securities and Trading Account Assets  . . . . . . . . . . .         25,977         1,741        6.70
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,701         4,197        7.28
                                                                     ---------     ---------
        TOTAL INTEREST-EARNING ASSETS . . . . . . . . . . . . .      $  93,856     $   6,262        6.67
                                                                     =========     =========
INTEREST-BEARING LIABILITIES:
   Deposits:
     Domestic Retail Time Deposits  . . . . . . . . . . . . . .      $  46,598     $   1,237        2.65
     Domestic Negotiable Certificates of
       Deposit and Other Time Deposits  . . . . . . . . . . . .          6,242           191        3.05
                                                                     ---------     ---------
        Total Deposits  . . . . . . . . . . . . . . . . . . . .         52,840         1,428        2.70
                                                                     ---------     ---------
   Short-Term Borrowings:
     Federal Funds Purchased and Securities
       Sold Under Repurchase Agreements . . . . . . . . . . . .         14,413           397        2.76
     Other Borrowed Funds . . . . . . . . . . . . . . . . . . .          7,881           412        5.24
                                                                     ---------     ---------
        Total Short-Term Borrowings . . . . . . . . . . . . . .         22,294           809        3.63
                                                                     ---------     ---------
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . .          7,763           494        6.37
   Intra-Company Funding-Net  . . . . . . . . . . . . . . . . .         (4,835)         (187)        --
                                                                     ---------     ---------
        TOTAL INTEREST-BEARING LIABILITIES  . . . . . . . . . .         78,062         2,544        3.26
NONINTEREST-BEARING LIABILITIES . . . . . . . . . . . . . . . .         15,794            --         --
                                                                     ---------     ---------
        TOTAL INVESTABLE FUNDS  . . . . . . . . . . . . . . . .      $  93,856     $   2,544        2.71
                                                                     ---------     ---------
DOMESTIC NET INTEREST INCOME AND NET YIELD  . . . . . . . . . .                    $   3,718        3.96%
                                                                                   =========

FOREIGN
INTEREST-EARNING ASSETS:
   Deposits With Banks  . . . . . . . . . . . . . . . . . . . .      $   3,970     $     258        6.49%
   Federal Funds Sold and Securities Purchased
     Under Resale Agreements  . . . . . . . . . . . . . . . . .            354            25        6.93
   Securities and Trading Account Assets  . . . . . . . . . . .          5,716           439        7.67
   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,038         1,440        6.85
                                                                     ---------     ---------
        TOTAL INTEREST-EARNING ASSETS . . . . . . . . . . . . .      $  31,078     $   2,162        6.95
                                                                     ---------     ---------
INTEREST-BEARING LIABILITIES:
   Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,066     $     813        3.86
                                                                     ---------     ---------
   Short-Term Borrowings:
     Federal Funds Purchased and Securities
       Sold Under Repurchase Agreements . . . . . . . . . . . .          1,048            75        7.15
     Other Borrowed Funds . . . . . . . . . . . . . . . . . . .          1,220           108        8.82
                                                                     ---------     ---------
        Total Short-Term Borrowings . . . . . . . . . . . . . .          2,268           183        8.05
                                                                     ---------     ---------
   Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . .            290            40       13.77
   Intra-Company Funding-Net  . . . . . . . . . . . . . . . . .          4,835           187        3.86
                                                                     ---------     ---------
        TOTAL INTEREST-BEARING LIABILITIES  . . . . . . . . . .         28,459         1,223        4.29
NONINTEREST-BEARING LIABILITIES . . . . . . . . . . . . . . . .          2,619            --         --
                                                                     ---------     ---------
        TOTAL INVESTABLE FUNDS  . . . . . . . . . . . . . . . .      $  31,078     $   1,223        3.93
                                                                     ---------     ---------
FOREIGN NET INTEREST INCOME AND NET YIELD . . . . . . . . . . .                    $     939        3.02%
                                                                                   =========
PERCENTAGE OF TOTAL ASSETS AND LIABILITIES
  ATTRIBUTABLE TO FOREIGN OPERATIONS:
   Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     24.5%
    Liabilities . . . . . . . . . . . . . . . . . . . . . . . .                                     25.2%




                                       A11

                      1992                                                   1991
- - - ------------------------------------------------         ----------------------------------------------
   AVERAGE                              AVERAGE              AVERAGE                            AVERAGE
   BALANCE           INTEREST              RATE              BALANCE           INTEREST            RATE
   -------           --------        ----------              -------           --------      ----------
 $       22          $       1            6.11%             $     290          $      21            7.41%

      8,368                308            3.69                 10,340                586            5.67
     24,308              1,806            7.43                 24,147              2,073            8.59
     58,963              4,580            7.77                 60,460              5,604            9.27
 ----------          ---------                              ---------          ---------
 $   91,661          $   6,695            7.30              $  95,237          $   8,284            8.71
 ----------          ---------                              ---------          ---------


 $   44,538          $   1,438            3.23              $  43,193          $   2,373            5.49

      7,506                296            3.94                  8,458                494            5.84
 ----------          ---------                              ---------          ---------
     52,044              1,734            3.33                 51,651              2,867            5.55
 ----------          ---------                              ---------          ---------


     15,011                552            3.70                 18,890              1,129            6.01
      7,387                390            5.31                  9,278                624            6.73
 ----------          ---------                              ---------          ---------
     22,398                942            4.21                 28,168              1,753            6.22
 ----------          ---------                              ---------          ---------
      5,829                393            6.75                  5,564                424            7.64
     (3,326)               (49)            --                  (2,247)              (134)            --
 ----------          ---------                              ---------          ---------
     76,945              3,020            3.93                 83,136              4,910            5.91
     14,716                 --              --                 12,101                 --              --
 ----------          ---------                              ---------          ---------
 $   91,661          $   3,020            3.29              $  95,237          $   4,910            5.17
 ----------          ---------                              ---------          ---------
                     $   3,675            4.01%                                $   3,374            3.54%
                     =========                                                 =========



 $    2,583          $     273           10.56%             $   2,498          $     342           13.68%

        224                 41           18.45                    115                 12           10.52
      3,571                371           10.38                  2,954                306           10.32
     23,210              1,799            7.75                 24,060              2,352            9.77
 ----------          ---------                              ---------          ---------
 $   29,588          $   2,484            8.39              $  29,627          $   3,012           10.16
 ----------          ---------                              ---------          ---------

 $   21,717          $   1,134            5.22              $  22,754          $   1,801            7.92
 ----------          ---------                              ---------          ---------


        647                 71           11.05                    464                 42            9.07
      1,179                215           18.20                  1,317                251           19.05
 ----------          ---------                              ---------          ---------
      1,826                286           15.67                  1,781                293           16.44
 ----------          ---------                              ---------          ---------
        391                 61           15.54                    316                 31            9.75
      3,326                 49            1.49                  2,247                134            5.98
 ----------          ---------                              ---------          ---------
     27,260              1,530            5.61                 27,098              2,259            8.33
      2,328                 --              --                  2,529                 --              --
 ----------          ---------                              ---------          ---------
 $   29,588          $   1,530            5.17              $  29,627          $   2,259            7.62
 ----------          ---------                              ---------          ---------
                     $     954            3.22%                                $     753            2.54%
                     =========                                                 ---------


                                          22.5%                                                     21.6%
                                          22.8%                                                     20.9%




                                     A12

CHEMICAL BANKING CORPORATION AND SUBSIDIARIES


CHANGE IN NET INTEREST INCOME
VOLUME AND RATE ANALYSIS
_______________________________________

                                                                                      CONSOLIDATED
                                                                       ---------------------------------------
                                                                       INCREASE (DECREASE)
(DOLLARS IN MILLIONS; INTEREST AND AVERAGE                             DUE TO CHANGE IN                    NET
 RATES ON A TAXABLE-EQUIVALENT BASIS)                                  VOLUME             RATE          CHANGE
                                                                       ------             ----          ------
INTEREST-EARNING ASSETS
Deposits With Banks . . . . . . . . . . . . . . . . . . . . .           $    99       $    (105)     $     (6)
Federal Funds Sold and Securities Purchased
  Under Resale Agreements . . . . . . . . . . . . . . . . . .                60             (70)          (10)
Securities and Trading Account Assets . . . . . . . . . . . .               277            (274)            3
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (244)           (498)         (742)
                                                                        -------       ---------      --------
CHANGE IN INTEREST INCOME . . . . . . . . . . . . . . . . . .               192            (947)         (755)
                                                                        -------       ---------      --------

INTEREST-BEARING LIABILITIES
Deposits:
  Domestic Retail Time Deposits . . . . . . . . . . . . . . .                57            (258)         (201)
  Domestic Negotiable Certificates of Deposit
    and Other Time Deposits . . . . . . . . . . . . . . . . .               (38)            (67)         (105)
  Deposits in Foreign Offices . . . . . . . . . . . . . . . .               (26)           (295)         (321)
                                                                        -------       ---------      --------
    Total Deposits  . . . . . . . . . . . . . . . . . . . . .                (7)           (620)         (627)
                                                                        -------       ---------      --------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements  . . . . . . . . . . . .                15            (166)         (151)
  Other Borrowed Funds  . . . . . . . . . . . . . . . . . . .                31            (116)          (85)
                                                                        -------       ---------      --------
    Total Short-Term Borrowings . . . . . . . . . . . . . . .                46            (282)         (236)
                                                                        -------       ---------      --------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .               109             (29)           80
Intra-Company Funding . . . . . . . . . . . . . . . . . . . .                --              --            --
                                                                        -------       ---------      --------
CHANGE IN INTEREST EXPENSE  . . . . . . . . . . . . . . . . .               148            (931)         (783)
                                                                        -------       ---------      --------
CHANGE IN NET INTEREST INCOME . . . . . . . . . . . . . . . .           $    44       $     (16)     $     28
                                                                        =======       =========      ========





                                      A13

                                 1993 OVER 1992

- - - --------------------------------------------------------------------------------------------------------------
                      DOMESTIC                                                   FOREIGN
- - - ---------------------------------------------------         --------------------------------------------------
INCREASE (DECREASE)                                         INCREASE (DECREASE)
DUE TO CHANGE IN                                NET         DUE TO CHANGE IN                               NET
VOLUME                  RATE                 CHANGE         VOLUME                RATE                  CHANGE
- - - ------                  ----                 ------         ------                ----                  ------
$     9              $    --                $     9          $    90             $  (105)             $   (15)

     50                  (44)                     6               10                 (26)                 (16)
    112                 (177)                   (65)             165                 (97)                  68
    (94)                (289)                  (383)            (150)               (209)                (359)
- - - -------              -------                -------          -------             -------              -------
     77                 (510)                  (433)             115                (437)                (322)
- - - -------              -------                -------          -------             -------              -------



     57                 (258)                  (201)              --                  --                   --

    (38)                 (67)                  (105)              --                  --                   --
     --                   --                     --              (26)               (295)                (321)
- - - -------              -------                -------          -------             -------              -------
     19                 (325)                  (306)             (26)               (295)                (321)
- - - -------              -------                -------          -------             -------              -------


    (14)                (141)                  (155)              29                 (25)                   4
     27                   (5)                    22                4                (111)                (107)
- - - -------              -------                -------          -------             -------              -------
     13                 (146)                  (133)              33                (136)                (103)
- - - -------              -------                -------          -------             -------              -------
    123                  (22)                   101              (14)                 (7)                 (21)
    (59)                 (79)                  (138)              59                  79                  138
- - - -------              -------                -------          -------             -------              -------
     96                 (572)                  (476)              52                (359)                (307)
- - - -------              -------                -------          -------             -------              -------
$   (19)             $    62                $    43          $    63             $   (78)             $   (15)
=======              =======                =======          =======             =======              =======






                                      A14

CHEMICAL BANKING CORPORATION AND SUBSIDIARIES


CHANGE IN NET INTEREST INCOME
VOLUME AND RATE ANALYSIS

                                                                        _______________________________________
                                                                                      CONSOLIDATED
                                                                        _______________________________________
                                                                        INCREASE (DECREASE)
(DOLLARS IN MILLIONS; INTEREST AND AVERAGE                              DUE TO
RATES ON A TAXABLE-EQUIVALENT BASIS)                                    CHANGE IN                    NET
                                                                        VOLUME         RATE          CHANGE
                                                                        __________     _____         _______


INTEREST-EARNING ASSETS
Deposits With Banks . . . . . . . . . . . . . . . . . . . . .           $    (7)       $    (82)     $    (89)
Federal Funds Sold and Securities Purchased
  Under Resale Agreements . . . . . . . . . . . . . . . . . .               (53)           (196)         (249)
Securities and Trading Account Assets . . . . . . . . . . . .                76            (278)         (202)
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (184)         (1,393)       (1,577)
                                                                        -------        --------      --------
CHANGE IN INTEREST INCOME . . . . . . . . . . . . . . . . . .              (168)         (1,949)       (2,117)
                                                                        -------        --------      --------

INTEREST-BEARING LIABILITIES
Deposits:
  Domestic Retail Time Deposits . . . . . . . . . . . . . . .                41            (976)         (935)
  Domestic Negotiable Certificates of Deposit
    and Other Time Deposits . . . . . . . . . . . . . . . . .               (37)           (161)         (198)
  Deposits in Foreign Offices . . . . . . . . . . . . . . . .               (53)           (614)         (667)
                                                                        -------        --------      --------
    Total Deposits  . . . . . . . . . . . . . . . . . . . . .               (49)         (1,751)       (1,800)
                                                                        -------        --------      --------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements  . . . . . . . . . . . .              (121)           (427)         (548)
  Other Borrowed Funds  . . . . . . . . . . . . . . . . . . .              (127)           (143)         (270)
                                                                        -------        --------      --------
    Total Short-Term Borrowings . . . . . . . . . . . . . . .              (248)           (570)         (818)
                                                                        -------        --------      --------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . .                31             (32)           (1)
Intra-Company Funding . . . . . . . . . . . . . . . . . . . .                --              --            --
                                                                        -------        --------      --------
CHANGE IN INTEREST EXPENSE  . . . . . . . . . . . . . . . . .              (266)         (2,353)       (2,619)
                                                                        -------        --------      --------
CHANGE IN NET INTEREST INCOME . . . . . . . . . . . . . . . .           $    98        $    404      $    502
                                                                        =======        ========      ========





                                      A15

                                 1992 OVER 1991


- - - ---------------------------------------------------------------------------------------------------------------
                      DOMESTIC                                                    FOREIGN
- - - ---------------------------------------------------         ---------------------------------------------------
INCREASE (DECREASE)                                         INCREASE (DECREASE)
DUE TO CHANGE IN                                NET         DUE TO CHANGE IN                               NET
VOLUME                  RATE                 CHANGE         VOLUME                 RATE                 CHANGE
- - - ------                  ----                 ------         ------                 ----                 ------
$     (16)         $      (4)             $     (20)         $     9            $    (78)             $   (69)

      (73)              (205)                  (278)              20                   9                   29
       13               (280)                  (267)              63                   2                   65
     (117)              (907)                (1,024)             (67)               (486)                (553)
- - - ---------          ---------              ---------          -------            --------              -------
     (193)            (1,396)                (1,589)              25                (553)                (528)
- - - ---------          ---------              ---------          -------            --------              -------



       41               (976)                  (935)              --                  --                   --

      (37)              (161)                  (198)              --                  --                   --
       --                 --                     --              (53)               (614)                (667)
- - - ---------          ---------              ---------          -------            --------              -------
       4              (1,137)                (1,133)             (53)               (614)                (667)
- - - --------           ---------              ---------          -------            --------              -------


     (141)              (436)                  (577)              20                   9                   29
     (102)              (132)                  (234)             (25)                (11)                 (36)
- - - ---------          ---------              ---------          -------            --------              -------
     (243)              (568)                  (811)              (5)                 (2)                  (7)
- - - ---------          ---------              ---------          -------            --------              -------
       19                (50)                   (31)              12                  18                   30
      (16)               101                     85               16                (101)                 (85)
- - - --------           ---------              ---------          -------            --------              -------
     (236)            (1,654)                (1,890)             (30)               (699)                (729)
- - - ---------          ---------              ---------          -------            --------              -------
$      43          $     258             $      301          $    55            $    146              $   201
=========          =========              =========          =======            ========              =======






                                      A16

SECURITIES PORTFOLIO

On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Prior to the adoption of SFAS 115, available-for-sale securities were carried at the lower of aggregate amortized cost or market value. For a further discussion of the Corporation's securities portfolio see Note 4 of the Notes to Consolidated Financial Statements in Section B, pages 60 through 61.

Of the securities held in the Corporation's securities portfolio, the U.S. Government is the only issuer whose securities exceeded 10% of the Corporation's total stockholders' equity at December 31, 1993. The year-end balances of the Corporation's held-to- maturity securities for 1993, 1992 and 1991 were as follows:

                                                                               DECEMBER 31,
                                                            -------------------------------------------------
                                                                 1993                  1992              1991
                                                            ---------            ----------        ----------
(IN MILLIONS)

   U.S. Treasury and Federal
      Agencies  . . . . . . . . . . . . . . . . . .         $   9,142             $  12,108         $  14,081
   Obligations of States and
      Political Subdivisions  . . . . . . . . . . .                13                     4                24
   Other (a)  . . . . . . . . . . . . . . . . . . .               953                 2,924             5,658
                                                            ---------             ---------         ---------
             Total  . . . . . . . . . . . . . . . .         $  10,108             $  15,036         $  19,763
                                                            =========             =========         =========


The year-end balances of the Corporation's available-for-sale securities for 1993 and 1992 were as follows:


                                                                     DECEMBER 31,
                                                            -------------------------------
                                                                 1993                  1992
                                                            ---------             ---------

(IN MILLIONS)

   U.S. Treasury and Federal
      Agencies  . . . . . . . . . . . . . . . . . .         $  11,897             $   6,568
   Other (a)  . . . . . . . . . . . . . . . . . . .             3,943                 1,822
                                                            ---------             ---------
             Total  . . . . . . . . . . . . . . . .         $  15,840             $   8,390
- - - ------------------------                                    =========             =========


(a) Includes investments in debt securities issued by foreign governments, corporate debt securities, collateralized mortgage obligations of private issuers, and other debt and equity securities.





                                      A17

The following table presents, by maturity range and type of security, the amortized cost at December 31, 1993, and the average yield of the held-to-maturity securities portfolio.

MATURITIES AND AVERAGE                                                   AMORTIZED COST             AVERAGE
YIELDS OF THE PORTFOLIO                                               DECEMBER 31, 1993           YIELD (a)
- - - -----------------------                                               -----------------           ---------
(IN MILLIONS, EXCEPT YIELDS)
U.S. Treasury and Federal Agencies:
   Due in One Year or Less  . . . . . . . . . . . . . . . . . .                $    90                3.09%
   Due After One Year through Five Years  . . . . . . . . . . .                    423                6.11
   Due After Five Years through Ten Years . . . . . . . . . . .                    785                6.63
   Due After Ten Years (b)  . . . . . . . . . . . . . . . . . .                  7,844                7.13
                                                                               -------              ------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                $ 9,142                7.00%
                                                                               =======              ======

Obligations of State and Political
   Subdivisions:
   Due in One Year or Less  . . . . . . . . . . . . . . . . . .                $     7                4.14%
   Due After One Year through Five Years  . . . . . . . . . . .                      1                9.31
   Due After Five Years through Ten Years . . . . . . . . . . .                      2                9.79
   Due After Ten Years  . . . . . . . . . . . . . . . . . . . .                      3               10.66
                                                                               -------              ------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                $    13                6.97%
                                                                               =======              ======

Other:
   Due in One Year or Less  . . . . . . . . . . . . . . . . . .                $    --                 --
   Due After One Year through Five Years  . . . . . . . . . . .                    623                4.91
   Due After Five Years through Ten Years . . . . . . . . . . .                     88                4.13
   Due After Ten Years (b)  . . . . . . . . . . . . . . . . . .                    242                7.82
                                                                               -------              ------
          Total . . . . . . . . . . . . . . . . . . . . . . . .                $   953                5.58%
- - - -------------------------                                                      =======              ======

The following table presents, by maturity range and type of security, the fair value and amortized cost at December 31, 1993 and the average yield of the available-for-sale securities portfolio.

MATURITIES AND AVERAGE                                      FAIR VALUE        AMORTIZED COST
YIELDS OF THE PORTFOLIO                                   DECEMBER 31,          DECEMBER 31,        AVERAGE
- - - -----------------------
(IN MILLIONS, EXCEPT YIELDS)                                      1993                  1993      YIELD (a)
                                                     -----------------    ------------------      ---------
U.S. Treasury and Federal Agencies:
   Due in One Year or Less  . . . . . . . . . . . . .        $     136             $     134          5.02%
   Due After One Year through Five Years  . . . . . .              705                   676          7.02
   Due After Five Years through Ten Years . . . . . .            1,123                 1,119          6.18
   Due After Ten Years (b)  . . . . . . . . . . . . .            9,933                 9,606          7.32
                                                             ---------             ---------        ------
          Total . . . . . . . . . . . . . . . . . . .        $  11,897             $  11,535          7.17%
                                                             =========             =========        ======
Other:
   Due in One Year or Less  . . . . . . . . . . . . .        $     639             $     633          4.60%
   Due After One Year through Five Years  . . . . . .            1,238                 1,222          7.93
   Due After Five Years through Ten Years . . . . . .              823                   798          7.86
   Due After Ten Years (b)  . . . . . . . . . . . . .            1,243                 1,256          4.56
                                                             ---------             ---------        ------
          Total . . . . . . . . . . . . . . . . . . .        $   3,943             $   3,909          6.29%
- - - --------------------                                         =========             =========        ======

(a)  Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.  Taxable-equivalent yields are used, where applicable.

(b)   Substantially all of the Corporation's mortgage-backed securities are due in ten years or more based on contractual maturity.  The weighted-average maturity of mortgage-backed securities, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 5 years.

                                                        A18

LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type for the dates indicated:

                                                                   DECEMBER 31,
                                             ----------------------------------------------------------------
                                                  1993          1992          1991          1990         1989
                                              --------    ----------    ----------   -----------   ----------
(IN MILLIONS)

Domestic Loans:
   Commercial and Financial . . . . . . .    $  23,848    $   29,277     $  32,904    $   33,790   $   34,050
   Consumer . . . . . . . . . . . . . . .       25,798        23,599        20,436        18,700       16,069
   Commercial Real Estate . . . . . . . .        7,338         8,103         8,737         9,407        9,460
                                             ---------    ----------     ---------    ----------   ----------
          Total Domestic Loans  . . . . .       56,984        60,979        62,077        61,897       59,579
                                             ---------    ----------     ---------    ----------    ---------

Foreign Loans:
   Commercial, Industrial and Consumer. .        7,353         8,115         8,742        11,847       11,806
   Foreign Governments and
          Official Institutions . . . . .        7,558         8,266         8,740         9,651        9,892
   Financial Institutions . . . . . . . .        3,963         5,145         5,278         3,057        3,368
                                             ---------    ----------     ---------    ----------    ---------
          Total Foreign Loans . . . . . .       18,874        21,526        22,760        24,555       25,066
                                             ---------    ----------     ---------    ----------    ---------

Total Loans . . . . . . . . . . . . . . .       75,858        82,505        84,837        86,452       84,645
Unearned Discount . . . . . . . . . . . .         (477)         (495)         (600)         (767)      (1,132)
                                             ---------    ----------     ---------    ----------    ---------
Loans, Net of Unearned
      Income   . . . . . . . . . . . . . . . $  75,381  $    82,010   $     84,237  $    85,685   $    83,513
  -------------------------                  =========  ===========   ============  ===========   ===========



MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows the maturity distribution based upon the terms of the loan agreements, and sensitivity to changes in interest rates of the loan portfolio, excluding consumer loans, at December 31, 1993:

                                                    WITHIN              1-5           AFTER 5
DECEMBER 31, 1993 (IN MILLIONS)                     1 YEAR(b)           YEARS         YEARS          TOTAL
- - - -------------------------------                     ------              -----         -----          -----
Domestic:
    Commercial and Financial  . . . . . . . . .    $   12,748          $  8,174      $  2,926     $   23,848
    Commercial Real Estate  . . . . . . . . . .         2,895             3,626           817          7,338
Foreign, including LDC (a)  . . . . . . . . . .         9,051             3,851         5,855         18,757
                                                   ----------          --------      --------     ----------
    Total   . . . . . . . . . . . . . . . . . .    $   24,694          $ 15,651      $  9,598     $   49,943
                                                   ==========          ========      ========     ==========

Loans at Fixed Interest Rates . . . . . . . . .                        $  2,229      $  1,555
Loans at Variable Interest Rates  . . . . . . .                          13,422         8,043
                                                                       --------      --------
    Total   . . . . . . . . . . . . . . . . . .                        $ 15,651      $  9,598
- - - -------------------------                                              ========      ========

(a)  LDC denotes loans to countries engaged in debt rescheduling.
(b) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.





                                      A19

RISK ELEMENTS

The following table shows the principal amounts of nonaccrual and renegotiated loans at the dates indicated:

                                                                          DECEMBER 31,
                                                    ----------------------------------------------------------
                                                        1993        1992         1991         1990        1989
                                                      ------      ------       ------       ------      ------
(IN MILLIONS)
Nonaccruing Loans:
      Domestic  . . . . . . . . . . . . . . . .    $  1,698     $  2,974     $  3,099     $  2,984    $  2,023
      Foreign, excluding LDC  . . . . . . . . .         234          493          272          333         164
      LDC . . . . . . . . . . . . . . . . . . .         618        1,344        1,243        2,471       3,575
                                                   --------     --------     --------     --------    --------
         Total Nonaccrual Loans . . . . . . . .       2,550        4,811        4,614        5,788       5,762
                                                   --------     --------     --------     --------    --------

Renegotiated Loans:
      Domestic  . . . . . . . . . . . . . . . .           --          --            7           21          11
      Foreign, excluding LDC  . . . . . . . . .           37           1            2            3           6
      LDC     . . . . . . . . . . . . . . . . .           4            4            5           13          13
                                                   --------     --------     --------     --------    ---------
         Total Renegotiated Loans . . . . . . .           41           5           14           37          30
                                                   ---------    --------     --------     --------    ---------
            Total   . . . . . . . . . . . . . .    $  2,591     $  4,816     $  4,628     $  5,825    $  5,792
                                                   ========     ========     ========     ========    ========

See Note 7 on page 64 of Section B for interest income calculated on the carrying value of nonaccrual and renegotiated loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for the periods indicated.

_______________________________________________________________________________


The following table presents loans past due 90 days or more for which interest is being accrued at the dates indicated:

                                                                          DECEMBER 31,
                                                    ----------------------------------------------------------
(IN MILLIONS)                                       1993         1992         1991         1990        1989
                                                    ----         ----         ----         ----        ----
Domestic (a)  . . . . . . . . . . . . . . . . .     $  323       $  393       $  393       $ 342       $  260
Foreign . . . . . . . . . . . . . . . . . . . .         --           --           30          25            8
                                                    ------       ------       ------       -----       ------
    Total   . . . . . . . . . . . . . . . . . .     $  323       $  393       $  423       $ 367       $  268
                                                    ======       ======       ======       =====       ======




(a) Includes consumer loans, exclusive of residential mortgage loans, as to which interest or principal is past due 90 days or more which are generally not classified as nonperforming but, rather, are charged-off on a formula basis upon reaching certain specified stages of delinquency.




                                      A20

ALLOWANCE FOR LOSSES

The table below sets forth the Allowance for Losses for the dates indicated:

YEAR ENDED DECEMBER 31,
(IN MILLIONS)                                     1993          1992           1991         1990          1989
                                                ------        ------         ------       ------        ------
Balance at Beginning
    of Year   . . . . . . . . . . . . . .    $   3,025      $  3,275      $  4,229      $  5,313      $  4,386
Provision for Losses  . . . . . . . . . .        1,259(a)      1,365         1,345         1,161         2,539 (f)

CHARGE-OFFS
Domestic:
    Commercial and Financial  . . . . . .         (496)         (511)         (528)         (325)         (338)
    Consumer  . . . . . . . . . . . . . .         (467)(a)      (449)         (456)         (248)         (225)
    Commercial Real Estate  . . . . . . .         (259)         (302)         (265)         (287)         (242)
Foreign . . . . . . . . . . . . . . . . .         (250)         (339)       (1,126)(d)      (884)         (822)
                                             ---------      ---------     --------      --------      ---------
    Total Charge-Offs   . . . . . . . . .       (1,472)       (1,601)       (2,375)       (1,744)       (1,627)

RECOVERIES
Domestic:
    Commercial and Financial  . . . . . .           74            61            70            67           104
    Consumer  . . . . . . . . . . . . . .           48            49            46            51            51
    Commercial Real Estate  . . . . . . .           15            12            12            10             9
Foreign . . . . . . . . . . . . . . . . .          206(b)         25            44            47            32
                                             ---------      --------      --------      --------      --------
    Total Recoveries  . . . . . . . . . .          343           147           172           175           196

NET CHARGE-OFFS . . . . . . . . . . . . .       (1,129)       (1,454)       (2,203)       (1,569)       (1,431)
Losses on LDC Sales and Swaps   . . . . .         (152)         (155)         (102)(d)      (688)(e)       (89)
Other . . . . . . . . . . . . . . . . . .           17(c)         (6)            6            12           (92)
                                             ---------      --------      --------      --------      --------
Balance at End of Year  . . . . . . . . .    $   3,020      $  3,025      $  3,275      $  4,229      $  5,313
                                             =========      ========      ========      ========      ========

_________________________

(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.
(b)   Includes $175 million of recoveries on the disposition of LDC debt.
(c) Includes $19 million increase in allowance related to the acquisition by Texas Commerce of certain assets of four former banks of First City Bancorporation of Texas, Inc.
(d) Includes a $902 million charge to adjust Brazilian medium- and long-term outstandings to an estimated net recoverable value.
(e) Includes a $349 million charge related to the Mexican debt restructuring agreement. This amount represents the difference between the carrying value of the debt exchanged and the face value of the bonds received.
(f) Includes special additions of $1.7 billion for loans to countries engaged in debt rescheduling and $210 million to Texas Commerce's allowance for losses.





                                      A21

ALLOWANCE FOR LOSSES-FOREIGN

The following table shows, for the years 1993-1989, the changes in the portion of the allowance for losses allocated to loans related to foreign operations, including activity related to countries engaged in debt rescheduling:

YEAR ENDED DECEMBER 31,
(IN MILLIONS)                                     1993          1992          1991          1990           1989
                                                ------        ------        ------        ------         ------
Balance at Beginning
    of Year   . . . . . . . . . . . . . .      $   887      $  1,337      $  2,464      $  4,028      $  3,092
Provision for Losses  . . . . . . . . . .          174           225            52            20         1,778 (c)
Charge-offs . . . . . . . . . . . . . . .         (250)         (339)       (1,126)(a)      (884)         (822)
Recoveries  . . . . . . . . . . . . . . .          206            25            44            47            32
Transfer from (to)
    Non-LDC Allowance   . . . . . . . . .         (200)         (200)           --           (65)           57
Losses on LDC Sales and Swaps . . . . . .         (152)         (155)         (102)(a)      (688)(b)       (89)
Other . . . . . . . . . . . . . . . . . .           --            (6)            5             6           (20)
                                               -------      --------      --------      --------      --------
Balance at End
    of Year   . . . . . . . . . . . . . .      $   665      $    887      $  1,337      $  2,464      $  4,028
- - - -------------------------                      =======      ========      ========      ========      ========

(a) Includes a $902 million charge to adjust Brazilian medium- and long-term outstandings to an estimated net recoverable value.

(b) Includes a $349 million charge related to the Mexican debt restructuring agreement. This amount represents the difference between the carrying value of the debt exchanged and the face value of the bonds received.

(c) Includes a special addition of $1.7 billion for loans to countries engaged in debt rescheduling.

The consolidated year-end allowance for losses is available to absorb potential credit losses from the entire loan portfolio, as well as from other balance sheet and off-balance sheet credit related transactions.

LOAN LOSS ANALYSIS

YEAR ENDED DECEMBER 31,
(IN MILLIONS)                                     1993          1992          1991          1990           1989
                                                ------        ------        ------        ------         ------

BALANCES

Loans-Averages  . . . . . . . . . . . . .   $   78,739    $   82,173    $   84,520    $   84,727     $  91,712
Loans-Year End  . . . . . . . . . . . . .       75,381        82,010        84,237        85,685        83,513
Net Charge-Offs . . . . . . . . . . . . .        1,129         1,454         2,203         1,569         1,431
Allowance for Losses  . . . . . . . . . .        3,020         3,025         3,275         4,229         5,313
Nonperforming Loans . . . . . . . . . . .        2,591         4,816         4,628         5,825         5,792

RATIOS

Net Charge-Offs to:
      Loans-Average . . . . . . . . . . .         1.43%         1.77%         2.61%         1.85%         1.56%
      Allowance for Losses  . . . . . . .        37.38         48.07         67.27         37.10         26.93
Allowance for Losses to:
      Loans-Year End  . . . . . . . . . .         4.01          3.69          3.89          4.94          6.36
      Nonperforming Loans . . . . . . . .       116.56         62.81         70.76         72.60         91.73






                                                                A22

DEPOSITS

The following data provide a summary of the Corporation's average deposits and average interest rates for the years 1993-1991:

                                                        AVERAGE BALANCES                AVERAGE INTEREST RATES
                                             -------------------------------------    --------------------------
                                                   1993           1992        1991      1993      1992      1991
                                               --------        -------     -------      ----      ----      ----
(IN MILLIONS, EXCEPT INTEREST RATES)
Domestic:
    Noninterest-Bearing Demand  . . . . .     $  21,750     $  18,989    $  16,698       --%      --%       --%
    Interest-Bearing Demand   . . . . . .         6,456         5,547        4,900     1.60      2.17      4.22
    Savings   . . . . . . . . . . . . . .        27,553        26,641       25,253     2.22      2.67      5.20
    Time Deposits   . . . . . . . . . . .        18,831        19,856       21,498     3.79      4.54      6.27
                                              ---------     ---------    ---------
                                                 74,590        71,033       68,349     1.91      2.44      4.19
                                              ---------     ---------    ---------

Foreign:
    Noninterest-Bearing Demand  . . . . .           157           345          251       --        --       --
    Interest-Bearing Demand   . . . . . .         7,969         6,111        5,800     4.87      5.72      7.55
    Savings   . . . . . . . . . . . . . .            43            82           53     2.48      1.72      3.55
    Time Deposits   . . . . . . . . . . .        12,897        15,179       16,650     3.28      5.16      8.18
                                              ---------     ---------    ---------
                                                 21,066        21,717       22,754     3.86      5.22      7.92
                                              ---------     ---------    ---------

    Total   . . . . . . . . . . . . . . .     $  95,656     $  92,750    $  91,103     2.34%     3.09%     5.12%
                                              =========     =========    =========

Substantially all of the foreign deposits are in denominations of $100,000 or more.

The following table presents deposits in denominations of $100,000 or more by maturity range and type for the dates indicated:

                                          DOMESTIC TIME                    OTHER                    DEPOSITS
                                          CERTIFICATES                 DOMESTIC TIME               IN FOREIGN
DEPOSITS (IN MILLIONS)                     OF DEPOSITS                   DEPOSITS                    OFFICES
                                       ($100,000 OR MORE)           ($100,000 OR MORE)         ($100,000 OR MORE)
                                       ------------------           ------------------         -----------------
By remaining maturity
at December 31,                         1993         1992           1993          1992            1993         1992
                                    --------      -------       --------      --------       ---------   ----------

Three Months or Less                $  3,370      $  3,394      $  3,752      $  1,846       $  21,145   $   18,702
Over Three Months but
   within Six Months                     503           537            40            40           1,208          664
Over Six Months but
   within Twelve Months                  311           304            20            71             368          440
Over Twelve Months                     1,047           938           104         1,592             173          201
                                    --------      --------      --------      --------       ---------   ----------
                                    $  5,231      $  5,173      $  3,916      $  3,549       $  22,894   $   20,007
                                    ========      ========      ========      ========       =========   ==========

At December 31, 1993, time and savings deposits in domestic offices totaled $51,940 million, of which $5,231 million were time certificates of deposit in denominations of $100,000 or more, $3,916 million were other time deposits in denominations of $100,000 or more and $34,290 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $22,894 million, substantially all of which were interest-bearing.

At December 31, 1992, time and savings deposits in domestic offices totaled $51,353 million, of which $5,173 million were time certificates of deposit in denominations of $100,000 or more, $3,549 million were other time deposits in denominations of $100,000 or more and $33,330 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $20,007 million, substantially all of which were interest-bearing.





                                      A23

ITEM 2.       PROPERTIES

The headquarters of the Corporation is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by the Corporation. This location contains approximately 1.3 million square feet of commercial office and retail space. The Corporation also owns and occupies a 22-story bank and office building at 4 New York Plaza with 900,000 square feet of commercial office and retail space. The Corporation also occupies, under leasehold agreements, office space at 55 Water Street, 277 Park Avenue, 95 Wall Street and various other locations in New York City.

The Corporation, as lessee, also occupies offices in the United Kingdom. The most significant office space leased in the United Kingdom is the 168,000 square feet at 125 London Wall, which lease expires in December 2017.

In addition, the Corporation and its subsidiaries own and occupy administrative and operational facilities in Hicksville, New York; Moorestown, New Jersey; Houston, Texas; McAllen, Texas; Austin, Texas; Arlington, Texas and El Paso, Texas.

The Corporation and its subsidiaries occupy branch offices and other locations throughout the United States and in foreign countries under various types of ownership and leasehold agreements which, when considered in the aggregate, are not material to its operations.

ITEM 3.       LEGAL PROCEEDINGS

On January 4, 1991, Best Products Co., Inc., a catalog showroom retailer, and several of its wholly-owned subsidiaries (collectively "Best") filed under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On or about December 29, 1992, Best commenced adversary proceedings in the Bankruptcy Court against Chemical Bank arising out of a leveraged buyout of Best.

Chemical Bank acted as agent bank for a syndicate of financial institutions (the "Bank Group") that provided permanent financing of approximately $622 million (of which Chemical Bank held, as of January 4, 1991, approximately $185 million of outstanding principal and accrued and unpaid interest) to Best in connection with its leveraged buyout. Best's complaint alleges that the principal and interest payments made to the Bank Group and the fees and expenses paid to the Bank Group in return for the financing (of which Chemical Bank's share of all such payments is approximately $232 million) constituted fraudulent conveyances in violation of New York and Virginia law.

In January 1994, Best filed and disseminated a plan of reorganization which, among other things, contemplates that all of the claims asserted by Best against Chemical Bank and the Bank Group would be dismissed pursuant to a compromise and settlement that is part of the plan. On February 4, 1994, the Resolution Trust Corporation (the "RTC"), acting as receiver for certain other creditors of Best, filed an adversary proceeding against the Bank Group seeking a declaration that the Bank Group cannot enforce the subordination provisions of the Intercreditor Agreement to which such other creditors, Best, and Chemical Bank, as agent for the Bank Group, are parties because the Bank Group's claims against Best constitute fraudulent conveyances. The RTC seeks a further declaration that if, by reasons of the subordination provisions of the Intercreditor Agreement, the Bank Group receives distributions from Best pursuant to a confirmed plan of reorganization, the RTC's rights to recover such distributions from the Bank Group shall survive the confirmation of such plan of reorganization.

The Bankruptcy Court has approved the disclosure statement for the plan of reorganization and a creditor vote on the plan has taken place. A hearing on the compromise and settlement of Best's claims against Chemical Bank and the Bank Group commenced on March 16, 1994 and has not been concluded. Although there can be no assurance that the Bankruptcy Court will approve the compromise and settlement or confirm the proposed plan of reorganization, management believes that the above-described proceedings will be resolved without having any material adverse impact on the financial condition of Chemical Bank or the Corporation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                      A24

                      EXECUTIVE OFFICERS OF THE REGISTRANT


                                                      POSITIONS AND OFFICES HELD
   NAME                                    AGE        WITH THE CORPORATION AND WITH CHEMICAL BANK
   ----                                    ---        -------------------------------------------
   JOHN F. MCGILLICUDDY                    63         Chairman of the Board and Chief Executive Officer of the
                                                      Corporation and Chemical Bank through December 31, 1993,
                                                      when he retired.  Prior to the Merger, had served as
                                                      Chairman of the Board and Chief Executive Officer of MHC
                                                      since April 1979.  A Director of the Corporation, and of
                                                      Chemical Bank since the Merger.


   WALTER V. SHIPLEY                       58         Effective January 1, 1994, Chairman and Chief Executive
                                                      Officer of the Corporation and the Bank.  From the  Merger
                                                      until December 31, 1993, President of the Corporation and
                                                      Chemical Bank.  Prior to the Merger, was Chairman and Chief
                                                      Executive Officer of Chemical Banking Corporation and
                                                      Chemical Bank since 1983.  Director of the Corporation and
                                                      Chemical Bank since 1982.


   EDWARD D. MILLER                        53         Effective January 1, 1994, President of the Corporation and
                                                      the Bank.  From the Merger until December 31, 1993, Vice
                                                      Chairman of the Corporation and of Chemical Bank.  A
                                                      Director of the Corporation and Chemical Bank since the
                                                      Merger.  Prior to the Merger, Mr. Miller had served as a
                                                      Vice Chairman and a Director of MHC since December 1988.


   WILLIAM B. HARRISON JR.                 50         Vice Chairman of the Corporation and Chemical Bank.  A
                                                      Director of the Corporation since the Merger and of the
                                                      Bank since August 1990.  Prior to the  Merger, Mr. Harrison had been an Executive Officer of the Corporation since
                                                      1988.


   PETER J. TOBIN                          50         Executive Vice President and Chief Financial Officer of the
                                                      Corporation and Chemical Bank.  Prior to the Merger, Mr.
                                                      Tobin had served in the same capacity for MHC since
                                                      December 1985.




Unless otherwise noted, all of the Corporation's above-named executive officers have continuously held senior level positions with the Corporation and Chemical Bank during the five fiscal years ended December 31, 1993. There are no family relationships among the foregoing executive officers.





                                      A25

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The outstanding shares of the Corporation's Common Stock are listed on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and the Republic of Ireland. For the quarterly high and low prices of the Common Stock on the New York Exchange and the quarterly dividends declared data for the Corporation's common stock in the last two years, see the section entitled "Quarterly Financial Information" in Section B, page 79.

At February 28, 1994, there were approximately 55,637 holders of record of the Corporation's Common Stock.

ITEM 6.       SELECTED FINANCIAL DATA

For five-year selected financial data, see "Financial Review" in Section B, page 25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears in Section B, pages 26 through 51.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements appear, together with the Notes thereto and the report of Price Waterhouse dated January 18, 1994 thereon, in Section B, pages 52 through 79.

Supplementary financial data for each full quarter within the two years ended December 31, 1993 are included in Section B, page 79 in the table entitled "Quarterly Financial Information". Also included in Section B, pages 80 through 82, are the "Average Consolidated Balance Sheet, Interest and Rates" and the "Consolidated Balance Sheet" for Chemical Bank and Subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                      A26

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION


ITEM 11.      EXECUTIVE COMPENSATION


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Pursuant to Instruction G (3) to Form 10-K, the information to be provided by Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to the Corporation's definitive proxy statement for the annual meeting of stockholders, to be held May 17, 1994, which proxy statement will be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Corporation's 1993 fiscal year.





                                      A27

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   1.   Financial Statements

The consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth in Section B, commencing on page 52 thereof.

                   2.   Financial Statement Schedules
                        None.

                   3.   EXHIBITS

 3.1           Restated Certificate of Incorporation of Chemical Banking Corporation.

 3.2           By-laws of Chemical Banking Corporation, as amended.

 4.1 (a)       Form of Rights Agreement, dated as of April 13, 1989 between Chemical Banking Corporation and
               Harris Trust Company of New York, as amended (incorporated by reference to Exhibit 4 to the
               Current Report on Form 8-K of Chemical Banking Corporation dated April 13, 1989).

 4.1 (b)       Letter of Appointment dated December 23, 1991 of Chemical Banking Corporation appointing Chemical
               Bank, as successor Rights Agent under the Rights Agreement (incorporated by reference to Exhibit
               4.13(b) of the Annual Report on Form 10-K dated December 31, 1991 of Chemical Banking
               Corporation).

 4.2           Form of Indenture dated as of December 1, 1989 between Chemical  Banking Corporation and The Chase
               Manhattan Bank (National  Association), which Indenture includes the form of Debt Securities
               (incorporated by reference to Exhibit 4.9 to the Registration Statement on  Form S-3 (File No. 33-
               32409) of Chemical Banking Corporation).

 4.3           Form of Indenture dated as of April 1, 1987, between Chemical New York Corporation and Morgan
               Guaranty Trust Company of New York, as Trustee, as amended and restated as of December 15, 1992, which Indenture includes the form of Subordinated Debt Securities (incorporated by reference to
               Exhibit 4.1 to the Current Report on Form 8-K dated December 22, 1992 of Chemical Banking
               Corporation).

4.4 (a)       Form of Indenture dated as of June 1, 1982, between Manufacturers Hanover Corporation and Morgan Guaranty
              Trust Company of New York, as Trustee, which Indenture includes the form of Debt Securities (incorporated by reference to Exhibit 4(a) to Manufacturers Hanover Corporation's Registration Statement on Form S-3
              (File No. 2-82433)).





                                      A28

 4.4 (b)       Form of First Supplemental Indenture dated as of January 15, 1986 to the Indenture dated as of
               June 1, 1982 between Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New
               York, as Trustee, relating to the Senior Debt Securities (incorporated by reference to Exhibit 1 to Manufacturers Hanover Corporation's Current Report on Form 8-K, dated as of January 29, 1986).

 4.4 (c)       Form of Second Supplemental Indenture dated as of March 13, 1991 to the Indenture dated as of
               June 1, 1982 between Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New
               York, as Trustee, relating to the Senior Debt Securities (incorporated by reference to Exhibit 4 to Manufacturers Hanover Corporation's Current Report on Form 8-K, dated March 19, 1991).

 4.4 (d)       Form of Third Supplemental Indenture dated as of December 31, 1991 among Chemical Banking
               Corporation, Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, to
               the Indenture dated as of June 1, 1982 (incorporated by reference to Exhibit 4.14(d) of the
               Annual Report on Form 10-K dated December 31, 1991 of Chemical Banking Corporation).

 4.5 (a)       Form of Indenture dated as of June 1, 1985 between Manufacturers Hanover Corporation and IBJ
               Schroder Bank and Trust Company, as Trustee, relating to 8 1/2% Subordinated Capital Notes Due
               February 15, 1999 (incorporated by reference to Exhibit 4 (b) to the Current Report on Form 8-K dated February 27, 1987 of Manufacturers Hanover Corporation).

 4.5 (b)       Form of First Supplemental Indenture dated as of December 31, 1991 among Chemical Banking
               Corporation, Manufacturers Hanover Corporation and IBJ Schroder Bank and Trust Company to the
               Indenture dated June 1, 1985 (incorporated by reference to Exhibit 4.18(b) to the Annual Report on Form 10-K dated December 31, 1991 of Chemical Banking Corporation).

 10.1          Stock Purchase Agreement, dated as of September 18, 1989, between the Dai-Ichi Kangyo Bank,
               Limited as Purchaser and Manufacturers Hanover Corporation as Seller (incorporated by reference to Manufacturers Hanover Corporation's Current Report on Form 8-K dated September 25, 1989).

 10.2          Stockholder's Agreement, dated as of December 29, 1989, among The CIT Group Holdings, Inc., The
               Dai-Ichi Kangyo Bank, Limited and Manufacturers Hanover Corporation (incorporated by reference to
               Manufacturers Hanover Corporation's Current Report on Form 8-K dated January 16, 1990).

 10.3          CIT Stock Purchase Agreement, dated as of September 18, 1989 between The Dai-Ichi Kangyo Bank,
               Limited as Purchaser and Manufacturers Hanover Corporation as Seller (incorporated by reference to Manufacturers Hanover Corporation's Current Report on Form 8-K dated September 25, 1989).





                                      A29

 10.4          Executive Performance Incentive Plan of Chemical Banking Corporation and Subsidiaries, as amended
               (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Chemical Banking
               Corporation for the year ended December 31, 1988).

 10.5          Deferred Compensation Plan for Employees of Chemical Banking Corporation and Participating
               Companies, as amended (incorporated by reference to Exhibit 10.3 to the Annual Report of Chemical
               Banking Corporation on Form 10-K for the year ended December 31, 1985).

 10.6          Deferred Compensation Plan for Non-Employee Directors of Chemical Banking Corporation and
               Chemical Bank, as amended and restated effective December 15, 1992 (incorporated by reference to
               Exhibit 10.6 to the Annual Report of Chemical Banking Corporation on Form 10-K for the year ended
               December 31, 1992).

 10.7          Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May
               19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report of Chemical Banking
               Corporation on Form 10-K for the year ended December 31, 1992).

 10.8          Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.9 to the Annual Report of Chemical
               Banking Corporation on Form 10-K for the year ended December 31, 1992).

 10.9          Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of
               December 15, 1992 (incorporated by reference to Exhibit 10.10 to the Annual Report of Chemical
               Banking Corporation on Form 10-K for the year ended December 31, 1992).

 10.10         Executive Cash Plan for Retirement of Chemical Banking Corporation and Certain Affiliates, as
               amended and restated effective January 1, 1991 (incorporated by reference to Exhibit 10.11 to the
               Annual Report on Form 10-K of Chemical Banking Corporation for the year ended December 31, 1992).

 10.11         Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual
               Report on Form 10-K of Chemical Banking Corporation for the year ended December 31, 1992).

 11.1          Computation of Net Income per common share.

 12.0          Computation of ratio of earnings to fixed charges.

 12.1          Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

 21.1          List of Subsidiaries of Chemical Banking Corporation.

 22.1          Annual Report on Form 11-K of Chemical Savings Plan of Chemical Bank and Certain Affiliates (to
               be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).





                                      A30

 22.2          Annual Report on Form 11-K of Chemical Savings Plan of Texas Commerce Bancshares, Inc. (to be
               filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

 23.1          Consent of Independent Accountants.



The Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the following outstanding nonregistered long-term debt of the Corporation and its subsidiaries: Floating Rate Subordinated Capital Note Due 1999 of the Corporation; Floating Rate Subordinated Note Due 1998 of the Corporation; Subordinated Floating Rate Notes Due 2003 of the Corporation; Floating Rate Note Due 2002 of the Corporation; Zero-Coupon Note Due 2002 of the Corporation; Serial Zero Coupon Guaranteed Notes Due 1984-2003 of the Corporation; 7 1/4% Subordinated Notes Due 2002 of Chemical Bank; 7% Subordinated Notes Due 2005 of Chemical Bank; Floating Rate Subordinated Notes Due May 5, 2003 of Chemical Bank; Floating Rate Subordinated Notes Due June 15, 2000 of Chemical Bank; Floating Rate Subordinated Notes Due July 29, 2003 of Chemical Bank; 6.58% Subordinated Notes Due 2005 of Chemical Bank; 6.70% Subordinated Notes Due 2008 of Chemical Bank; 6.125% Subordinated Notes Due 2008 of Chemical Bank; Adjustable Rate Notes Due April 1, 2011 of Texas Commerce Bancshares, Inc.; Floating Rate Subordinated Capital Notes Due 1994 of Manufacturers Hanover Trust Company; Floating Rate Subordinated Notes Due 1997 of Manufacturers Hanover Corporation; Floating Rate Subordinated Capital Notes Due April 1997 of Manufacturers Hanover Trust Company; LIBOR Note, Series C, Due March 1998 of Manufacturers Hanover Corporation; and Subordinated Note Due April 1996 of Manufacturers Hanover Corporation. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

(b)  REPORTS ON FORM 8-K

       o A Form 8-K dated October 21, 1993 was filed setting forth the Corporation's financial results for the 1993 third quarter and the announcement that Walter V. Shipley was to succeed John F. McGillicuddy as Chairman of the Board and Chief Executive Officer of the Corporation on January 1, 1994.

       o A Form 8-K dated November 19, 1993 was filed relating to the redemption of Chemical Banking Corporation's 10 3/4% Cumulative Preferred Stock on December 31, 1993.





                                      A31

                                   SECTION B


                             Pages 1 - 23 not used





                                      A32

                                                                CHEMICAL BANKING
                                                                CORPORATION
                                                                AND SUBSIDIARIES



FINANCIAL REPORT


                                                                                                        Page Number in
                                                                                                          B Section
Financial Review                                                                                            25

Management's Discussion And Analysis:
*   Overview                                                                                                26
*   Results Of Operations                                                                                   27
*   Lines Of Business Results                                                                               32
*   Balance Sheet Analysis                                                                                  34
*   Off-Balance Sheet Analysis                                                                              45
*   Accounting Developments                                                                                 49
*   Comparison Between 1992 And 1991                                                                        49

Management's Report On Responsibility For Financial Reporting                                               52
Report Of Independent Accountants                                                                           52
Consolidated Financial Statements                                                                           53
Notes To Consolidated Financial Statements                                                                  57

Supplemental Schedules:
*   Quarterly Financial Information                                                                         79
*   Average Consolidated Balance Sheet, Interest And Rates                                                  80
*   Chemical Bank Consolidated Balance Sheet                                                                82



                                      B24

                                                                CHEMICAL BANKING
                                                                CORPORATION
                                                                AND SUBSIDIARIES




FINANCIAL REVIEW(a)

(IN MILLIONS, EXCEPT PER SHARE, RATIO AND UNIT DATA)
AS OF OR FOR THE YEAR ENDED DECEMBER 31,                            1993          1992            1991          1990        1989
- - - ---------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net Interest Income                                          $     4,636    $    4,598     $     4,080     $   3,539  $     3,651
Provision for Losses                                               1,259         1,365           1,345         1,161        2,539(d)
Noninterest Revenue                                                4,024         3,026           2,862         2,792        2,926
Noninterest Expense                                                5,293         4,930           5,307(c)      4,641        4,864
Income (Loss) Before Income Tax Expense
  and Effect of Accounting Changes                                 2,108         1,329             290           529         (826)
Income Tax Expense                                                   539           243             136            89          163
Net Effect of Changes in Accounting Principles                        35            --              --            --           --
Net Income (Loss)                                             $    1,604    $    1,086     $       154     $      440   $    (989)
- - - ---------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income (Loss) Before Effect of Accounting Changes             $     5.63    $     3.90     $       .11(c)  $     1.84   $   (8.38)
Net Effect of Changes in Accounting Principles                       .14            --              --             --          --
Net Income (Loss)                                                   5.77          3.90             .11(c)        1.84       (8.38)
Book Value at December 31,                                         37.60         32.43           31.02          32.80       34.35
Market Value at December 31,                                       40.13         38.63           21.25          10.75       29.88
Cash Dividends Declared                                             1.37          1.20            1.05           2.29        2.72
Cash Dividends Declared Per Class B                                   --            --(b)          .29            .64         .76
- - - ---------------------------------------------------------------------------------------------------------------------------------

TOTAL AT YEAR-END
Loans                                                         $   75,381    $   82,010     $    84,237   $     85,685   $  83,513
Allowance for Losses                                              (3,020)       (3,025)         (3,275)        (4,229)     (5,313)
Securities                                                        25,948        23,426          19,763         19,242      16,254
Total Assets                                                     149,888       139,655         138,930        136,249     133,492
Deposits                                                          98,277        94,173          92,950         89,147      92,145
Long-Term Debt                                                     8,192         6,798           5,738          5,764       6,370
Common Stockholders' Equity                                        9,510         8,003           5,691          5,848       5,689
Total Stockholders' Equity                                        11,164         9,851           7,281          7,238       6,979
- - - ---------------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on Average:
  Total Assets                                                      1.11%          .78%            .11%           .30%        n/m
  Common Stockholders' Equity                                      16.66         12.36             .33           5.38         n/m
  Total Stockholders' Equity                                       15.16         11.65            2.02           5.94         n/m
At December 31:
Common Stockholders' Equity to Assets                               6.34          5.73            4.10           4.29        4.26%
  Total Stockholders' Equity to Assets                              7.45          7.05            5.24           5.31        5.23
  Tier 1 Leverage                                                   6.77          6.60            4.74           4.48         n/a
  Risk-Based Capital Ratios:
    Tier 1 (4.00% Required)                                         8.12          7.33            5.13           5.16        5.11
    Total (8.00% Required)                                         12.22         11.55            9.13           9.40        9.71
  Allowance for Losses to Nonperforming Loans                        117            63              71             73          92
Common Dividend Payout                                                24            32           1,280(c)         146         n/m
Overhead Ratio (Excluding one-time charges)                           59            64              67             71          73
- - - ---------------------------------------------------------------------------------------------------------------------------------

OTHER DATA
Average Common Shares and Common Stock
  Equivalents Outstanding                                          251.2         240.4           181.4          174.7       131.6
Number of Employees                                               41,567        39,687          43,169         45,636      49,173
- - - ---------------------------------------------------------------------------------------------------------------------------------


(a) On December 31, 1991, Manufacturers Hanover Corporation ("MHC") merged with and into Chemical Banking Corporation (the "merger"). The merger was accounted for as a pooling of interests and, accordingly, all amounts include the consolidated results of MHC. (b) In March 1992, the Class B Common Stock was converted into the Corporation's Common Stock. (c) Includes the impact of a $625 million restructuring charge incurred in connection with the merger with MHC. (d) Reflects special provisions of $1.9 billion for the allowance for losses, including $1.7 billion for the allowance for losses related to countries engaged in debt rescheduling ("LDC"). n/m--As a result of the loss, these ratios are not meaningful. n/a--Not applicable.





                                                                             B25

MANAGEMENT'S DISCUSSION AND ANALYSIS
COMPARISON BETWEEN 1993 AND 1992



OVERVIEW

Chemical Banking Corporation (the "Corporation") earned record net income of $1,604 million for 1993, an increase of 48% from $1,086 million reported for 1992. Net income per common share for 1993 was $5.77, compared with $3.90 in 1992.
         The higher net income in 1993 reflected strong revenue growth in the Corporation's core businesses. Total noninterest revenue in 1993 increased 33% from 1992 reflecting strong performances from capital markets, corporate finance, personal trust and national consumer activities, as well as higher profits from venture capital activities. Also contributing to the strong earnings was a lower provision for losses reflecting improvement in the Corporation's credit quality.
         The Corporation's 1993 results included the impact of two significant accounting changes. On January 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which resulted in a charge of $415 million and Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which resulted in an income tax benefit of $450 million. The net favorable impact of the adoption of these two new accounting standards was $35 million. Income before the effect of these accounting changes was $1,569 million ($5.63 per common share), an increase of 44% from 1992.
         Due to the strength of its earnings, the Corporation recognized in 1993 its remaining available Federal tax benefits. Tax benefits in 1993 amounted to $331 million (excluding the aforementioned adoption of SFAS 109), compared with $278 million in 1992. The Corporation's earnings, beginning with the fourth quarter of 1993, were reported on a fully-taxed basis.
         For all of 1993, the Corporation realized merger-related expense savings of $525 million related to the December 31, 1991 merger of the Corporation and MHC, compared with $280 million in 1992.
         The Corporation's nonperforming assets at December 31, 1993 were $3.53 billion, down 42% from $6.09 billion at the 1992 year-end. Nonperforming assets were 2.4% of total assets at the end of 1993, compared with 4.4% at December 31, 1992. At December 31, 1993, the non-LDC allowance for losses was 123% of non-LDC nonperforming loans, compared with 64% at the same date a year ago.
         In 1993, the Corporation increased the quarterly cash dividend on its outstanding common stock to $0.38 per share, a 27% increase from the quarterly dividend of $0.30 per share paid in 1992. This overall increase was achieved through an increase in March 1993 to $0.33 per share and in December 1993 to $0.38 per share.
         At December 31, 1993, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.12% and 12.22%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), compared with 7.33% and 11.55%, respectively, at December 31, 1992.

[NET INCOME BAR GRAPH -- SEE EDGAR APPENDIX]
[RETURN ON AVERAGE COMMON STOCKHOLDERS' EQUITY BAR GRAPH -- SEE EDGAR APPENDIX]





B26

RESULTS OF OPERATIONS

NET INTEREST INCOME

YEAR ENDED DECEMBER 31, (IN MILLIONS)      1993        1992
- - - -----------------------------------------------------------
Total Interest Income                    $8,403      $9,148
Total Interest Expense                    3,767       4,550
- - - -----------------------------------------------------------
Net Interest Income                       4,636       4,598
Taxable-Equivalent Adjustment(a)             21          31
- - - -----------------------------------------------------------
Net Interest Income-Taxable
  Equivalent Basis                       $4,657      $4,629
- - - -----------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

         The Corporation's net interest income was $4,636 million in 1993, up from $4,598 million in 1992. The improvement in net interest income for 1993 was due to the favorable impact from the reduction in nonperforming loans, higher average interest earning assets and lower funding costs (primarily as a result of the upgrades to the Corporation's credit ratings). These improvements were partially offset by a decrease in the Corporation's loan portfolio as a result of continued sluggish loan demand, loan paydowns from businesses refinancing their borrowings in the debt and equity markets, as well as management's strategic decision to reduce the credit risk profile of the Corporation. As a consequence, there was a remixing of the composition of the Corporation's average interest-earning assets to liquid assets, which support the Corporation's trading businesses. Also contributing to the reduction in net interest income was the expiration of positions taken prior to and in the early part of 1992 to take advantage of declining U.S. interest rates.
         The negative impact on net interest income from nonperforming loans in 1993 was $111 million, down from $293 million in 1992. The improvement is principally due to the significant reduction in the level of the Corporation's nonperforming loans as well as the lower interest rate environment in 1993.
         Average interest-earning assets rose 3.0% in 1993 to $124.9 billion, compared with $121.2 billion in 1992. The growth occurred in Federal funds and resale agreements, trading account assets, consumer loans and securities, partially offset by a decline in commercial lending. Although the asset remix resulted in a lower contribution to net interest income, the increase in liquid trading account assets resulting from the remix contributed to the significant increase in trading revenue, which is recorded in noninterest revenue.
         The Corporation's average total loans in 1993 were $78.7 billion, a decrease of $3.5 billion from a year ago. As a percentage of total interest-earning assets, the loan portfolio decreased to 63.0% in 1993 from 67.8% a year ago. The decline was due to the aforementioned reduction in commercial lending, partially offset by the continued growth in consumer loans, principally credit card and installment loans.

[NET INTEREST INCOME BAR GRAPH -- SEE EDGAR APPENDIX]

         The securities portfolio averaged $23.7 billion in 1993, compared with $21.7 billion in 1992. The Corporation's liquid interest-earning assets averaged $22.5 billion in 1993, an increase of $5.1 billion from a year ago. As a result of the aforementioned remix of interest-earning assets, the percentage of the combined portfolio of securities and liquid assets to total interest-earning assets increased to 37.0% in 1993 from 32.2% in 1992.
         The $3.7 billion growth in interest-earning assets was funded by a $2.3 billion increase in interest-bearing liabilities and a $1.4 billion increase in interest-free funds. For 1993, average interest-bearing liabilities were $106.5 billion, compared with $104.2 billion for the same period in 1992. The Corporation's average core deposit base increased 7% in 1993 to $60.8 billion and funded 48.7% of average interest-earning assets, compared with 47.1% during 1992. As a result of this increase in core deposits, coupled with the issuance of long-term debt and internally generated capital during 1993, the Corporation was able to utilize lower-cost funds to support interest-earning assets in 1993.
         The interest rate spread, which is the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities, was 3.20% for both 1993 and 1992. During 1993, the spread was favorably affected by the smaller negative impact from nonperforming loans and lower funding costs, offset by the aforementioned shift in the Corporation's balance sheet asset mix.
         The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.73% in 1993, compared with 3.82% in 1992. The decline in the net yield was impacted by the same factors that affected the interest rate spread, as well as by a lower contribution from interest-free sources of funds. The contribution from interest-free funds to the net yield in 1993 was 53 basis



                                                                          B27
points, compared with 62 basis points in 1992. The decline resulted from the lower interest rate environment in 1993, despite an increase of $1.4 billion in interest-free funds that financed interest-earning assets.
         Management anticipates that the net yield on interest-earning assets will be slightly lower in 1994 than 1993. Net interest income in 1994 is expected to approximate the 1993 level as an anticipated higher level of interest-earning assets is expected to offset the anticipated decline in net yield.

INTEREST RATE SPREAD AND NET YIELD ON                                          1993                            1992
AVERAGE INTEREST-EARNING ASSETS                                       AVERAGE                        AVERAGE
YEAR ENDED DECEMBER 31, (TAXABLE EQUIVALENT RATES; IN MILLIONS)       BALANCE         RATE           BALANCE        RATE
- - - ------------------------------------------------------------------------------------------------------------------------
Loans(a)                                                            $  78,739         7.16%          $82,173        7.76%
Securities                                                             23,654         7.32            21,674        8.11
Liquid Interest-Earning Assets                                         22,541         4.68            17,402        6.00
- - - ------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                       $ 124,934         6.74%          121,249        7.57%
- - - ------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities                                        $ 106,521         3.54%          104,205        4.37%
Interest Rate Spread                                                                  3.20                          3.20
Interest-Free Funds                                                    18,413           --            17,044          --
- - - ------------------------------------------------------------------------------------------------------------------------
Total Sources of Funds                                              $ 124,934         3.01%          121,249        3.75%
- - - -----------------------------------------------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets                                                  3.73%                         3.82%
- - - ------------------------------------------------------------------------------------------------------------------------

(a) Nonperforming loans are included in the average loan balances.


DOMESTIC NET INTEREST INCOME

Domestic net interest income was $3,697 million in 1993, an increase of $53 million from the prior year. The increase in 1993 was attributable to a higher level of interest-earning assets and the significant reduction in nonperforming loans, partially offset by the aforementioned remixing of the Corporation's interest-earning assets.

FOREIGN NET INTEREST INCOME

Net interest income from foreign operations was $939 million for 1993, compared with $954 million in 1992. In 1993, the Corporation recorded interest collections on Argentine loans of $48 million (including a one-time cash payment of $29 million related to interest arrearages), compared with $19 million in 1992. Interest income on Brazilian loans was $75 million in 1993, relatively unchanged from $76 million in 1992.

[COMPOSITION OF INTEREST - EARNING ASSETS PIE CHART -- SEE EDGAR APPENDIX]

PROVISION FOR LOSSES

The provision for losses in 1993 was $1,259 million, a decrease of 8% from $1,365 million in 1992. In both years, the provision equaled the amount of the respective year's non-LDC net charge-offs (which was lower in 1993 than in 1992, despite a $55 million provision related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans).
         As a result of the significant improvement in the Corporation's nonperforming assets during 1993 and the favorable credit environment anticipated for 1994, the Corporation expects a significant reduction in the provision for losses in 1994.

NONINTEREST REVENUE
YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992
- - - ---------------------------------------------------------------------------------
Trust and Investment Management Fees                             $  406    $  361
Corporate Finance and Syndication Fees                              338       265
Service Charges on Deposit Accounts                                 288       264
Fees for Other Banking Services                                   1,067     1,040
Trading Account and Foreign Exchange Revenue                      1,073       853
Securities Gains                                                    142        53
Other Revenue                                                       710       190
- - - ---------------------------------------------------------------------------------
Total Noninterest Revenue                                        $4,024    $3,026
- - - ---------------------------------------------------------------------------------


         Noninterest revenue totaled $4,024 million in 1993, an increase of 33% from last year. The growth in noninterest revenue was primarily the result of record combined trading revenue, increases in various fee-based revenue, higher venture capital gains and other revenue, principally gains from the sale of refinancing country securities.



B28

         Trust and investment management fees are primarily derived from corporate and personal trust activities. Services provided include custody, securities processing, and private banking to customers on a global basis. The increase of $45 million for 1993 was principally due to growth in the Corporation's personal trust and asset management businesses. Personal trust fees increased $31 million in 1993 to $196 million, principally due to a rise in the market value of investments under management and to new customer relationships developed as a result of two acquisitions by Texas Commerce Bancshares Inc. ("Texas Commerce") in 1993: the acquisition of certain assets of the former First City Bancorporation of Texas, Inc. ("First City Banks") in February 1993 and the acquisition of Ameritrust Texas Corporation ("Ameritrust") in September 1993.
         Corporate finance and syndication fees include revenue from managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations and mergers and acquisitions; and arranging private placements. Corporate finance and syndication fees in 1993 reached $338 million, a 28% increase from the prior year, principally resulting from the continued strong growth in global loan originations and distribution activities. During 1993, the Corporation acted as agent or co-agent for approximately $185 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution. During 1993, the Federal Reserve Board approved the Corporation's applications to underwrite and deal in all debt and equity securities. Fees from underwriting debt offerings also contributed to the increase.
         Service charges on deposit accounts totaled $288 million in 1993, an increase of 9% over last year. The increase from 1992 was primarily due to the higher level of fees related to retail accounts as well as a larger deposit base (principally resulting from the acquisition of the First City Banks).

[NONINTEREST REVENUE BAR GRAPH -- SEE EDGAR APPENDIX]

         Fees for other banking services for 1993 were $1,067 million, an increase of $27 million from a year ago, which is indicative of the continued growth in the Corporation's core revenue businesses. The fee level for 1993 was primarily affected by changes in the following areas:

* Retail credit card fees increased $28 million from last year due to increased transaction volume, reflecting a growing consumer cardholder base and the return to the balance sheet of previously securitized loans. In the fourth quarter of 1993, the Corporation initiated a program for a co-branded MasterCard with Shell Oil Company. Revenue from the Shell program was insignificant in 1993; however, it is expected to contribute to growth in retail card fees for 1994.

* Mortgage servicing fees increased $6 million in 1993, reflecting the purchase of mortgage servicing rights as well as a higher level of mortgage originations resulting from the low interest-rate environment in 1993. The Corporation originated $14.7 billion of mortgage loans in 1993 versus $12.5 billion in 1992.

* Loan commitment fees were $90 million in 1993, an increase of $9 million from 1992.

* Loan servicing fees were $23 million in 1993, a decrease of $20 million from a year ago, primarily reflecting the reduction in the level of securitized credit card loans serviced in 1993 versus 1992.

         Combined revenues from trading account and foreign exchange activities in 1993 were $1,073 million, an increase of 26% from $853 million a year ago. The increase was in part due to continued efforts by the Corporation to diversify and expand its trading activities through an emphasis on market-making and sales businesses. The Corporation's sources of trading revenue are through sales, arbitrage, market-making and positioning. In 1993, the Corporation, taking advantage of its higher credit ratings and its increasing global presence, broadened its global trading activities and increased the range of products it offers and the currency markets in which it operates. The resulting growth in transaction volume, coupled with a broader range of instruments, market volatility and wider spreads (especially in the European markets) contributed to the increased revenues.
         The following table sets forth the components of trading account and foreign exchange revenues for 1993 and 1992.

YEAR ENDED DECEMBER 31, (IN MILLIONS)      1993        1992
- - - -----------------------------------------------------------
Trading Account and Foreign
  Exchange Revenue:
    Interest Rate Contracts(a)           $  453        $333
    Foreign Exchange Revenue(b)             302         363
    Debt Instruments and Other(c)           318         157
- - - -----------------------------------------------------------
Total Trading Account and Foreign
  Exchange Revenue                       $1,073        $853
- - - -----------------------------------------------------------

(a) Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements.
(b) Includes foreign exchange spot and option contracts.
(c) Includes U.S. and foreign government agency and corporate debt securities; emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.





                                                                            B29

         Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation's customers, its success in proprietary positioning, its credit standings and steps taken by central banks and governments to affect financial markets. Although the Corporation believes that its improved credit standing has recently been contributing to the improvement in its trading revenue, other factors, such as market volatility, governmental actions, or success in proprietary positioning, might not be as favorable in future periods as they were in 1993. For a further discussion of the Corporation's risk-management products and related revenues, see the Off-Balance Sheet section of the Management's Discussion and Analysis and Note Eighteen of the Notes to Consolidated Financial Statements.
         Securities gains were $142 million in 1993, compared with $53 million in 1992. For further discussion of the Corporation's securities, see the Securities section.
         The Corporation's other noninterest revenue is primarily comprised of income from venture capital activities, equity income from affiliates (including the Corporation's 40% interest in The CIT Group Holdings, Inc. ("CIT")), and gains on the sale of corporate assets. The most significant items within other revenue for 1993 and 1992 are listed in the following table.

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992
- - - ---------------------------------------------------------------------------------
Net Gains on Refinancing Country Securities(a)                    $ 306     $  --
Income from Venture Capital Activities                              301       100
Equity Income from CIT(b)                                            65        57
Other                                                                38        33
- - - ---------------------------------------------------------------------------------
Total Other Revenue                                               $ 710     $ 190
- - - ---------------------------------------------------------------------------------

(a) Principally reflects a $179 million gain from the sale of Argentine floating rate bonds and $152 million gain from the sale of interest due and unpaid bonds received from Brazil.
(b) The Corporation's 40% net investment in CIT at December 31, 1993 and 1992, totaled $849 million and $816 million, respectively.

         Income from venture capital activities, net of valuation losses, was $301 million in 1993, an increase of $201 million from 1992. At December 31, 1993, the Corporation had equity and equity-related investments with a carrying value of $1.3 billion. On average, these investments are held for four to seven years. Income is recognized when an investment is sold or the investment is marked to market at a discount to the public value upon completion of an initial public offering. The Corporation believes that venture capital will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period.

NONINTEREST EXPENSE

YEAR ENDED DECEMBER 31, (IN MILLIONS)      1993        1992
- - - -----------------------------------------------------------
Salaries                                 $2,070      $1,977
Employee Benefits                           396         372
Occupancy Expense                           587         566
Equipment Expense                           337         316
Foreclosed Property Expense                 287         283
Restructuring Charge                        158          --
Other Expense                             1,458       1,416
- - - -----------------------------------------------------------
Total Noninterest Expense                $5,293      $4,930
- - - -----------------------------------------------------------


         Noninterest expense in 1993 was $5,293 million, compared with $4,930 million in 1992. Included in noninterest expense were expenses related to two acquisitions by Texas Commerce during 1993 and higher expenses associated with investments in certain key businesses, such as expansion of the Corporation's securities business and the introduction of the co-branded MasterCard program with Shell Oil Company. In the fourth quarter of 1993, the Corporation incurred $53 million in operating expenses in connection with its introduction of the Shell MasterCard from Chemical Bank.
         Noninterest expense for 1993 reflected $525 million in expense savings related to the December 31, 1991 merger of the Corporation and MHC, up from $280 million of expense savings for 1992. The Corporation expects to continue to realize expense savings (estimated at approximately $710 million in 1994 and approximately $750 million in 1995 and each year thereafter) and one-time merger related benefits in connection with its implementation of the merger. During 1993, the Corporation incurred a charge of $115 million, principally related to changes since the date of the merger in the Corporation's facilities plans and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. The Corporation does not anticipate any further merger-related restructuring charges.
         During 1993, the ratio of noninterest operating expense (excluding one-time charges) to total operating revenue improved to 59.1% from 63.7% in 1992.
         Salaries and employee benefits expenses in 1993 were $2,466 million, compared with $2,349 million recorded in 1992. The increase from last year was primarily the result of significantly higher incentive compensation costs due to increased revenues (primarily from the Corporation's capital markets and corporate finance activities), higher expenses related to services provided by temporary employment agencies to assist with merger integration efforts, and the additional staff costs from the 1993 acquisitions by Texas Commerce. Additionally, as a result of the adoption of SFAS 106, expenses for 1993 related to other postretirement benefits ("OPEB") were approximately $20 million higher than in 1992.





B30

         Total staff at December 31, 1993 amounted to 41,567 compared with 39,687 at December 31, 1992. The increase in staff count from December 31, 1992 is attributable to the acquisition of the First City Banks and Ameritrust. At December 31, 1993, merger-related staff reductions totaled 6,221 from July 15, 1991 (the date the merger with MHC was first announced) exceeding the goal of 6,200 established at that time. In 1994, the Corporation expects pension and OPEB expense to be approximately $30 million higher than the 1993 level primarily due to a decrease in the discount rate utilized in determining the benefit obligation to 7.5%. For a further discussion, see Note Thirteen of the Notes to Consolidated Financial Statements.
         Occupancy expense in 1993 was $587 million, an increase of $21 million from 1992. The increase in 1993 principally resulted from $13 million in occupancy-related expenses associated with the facilities acquired in connection with the First City Banks and Ameritrust transactions. The remaining increase in occupancy expense largely reflected the consolidation and relocation of certain facilities in London.
         Equipment expense in 1993 was $337 million compared with $316 million in 1992. The increase in 1993 was primarily the result of technology enhancements to support the Corporation's investment in certain businesses, such as Geoserve, retail banking and capital markets.
         Foreclosed property expense was $287 million in 1993, compared with $283 million in 1992. Included in the 1993 results was $20 million related to the accelerated disposition of nonperforming assets originally extended several years ago under a reduced-documentation residential mortgage program that was discontinued in 1990. Management expects that foreclosed property expense in 1994 will be significantly lower than the 1993 level.
         In 1993, the Corporation incurred the aforementioned $115 million charge related to the final assessment of costs associated with the merger with MHC and $43 million in connection with the acquisition of assets and assumption of liabilities of the First City Banks from the Federal Deposit Insurance Corporation (the "FDIC"). For a further discussion, see Note Two of the Notes to Consolidated Financial Statements.
         Other expense comprises items such as professional services, insurance, marketing, communications expense and FDIC assessments. Other expense in 1993 was $1,458 million compared with $1,416 million in 1992. The 1992 amount included a $41 million charge incurred in combining the Corporation's employee benefit plans and a $30 million charge for the Corporation's Canary Wharf lease arrangement. The increase in other expense from last year principally reflected higher marketing costs, operating expenses associated with the First City Banks and Ameritrust acquisitions, and higher FDIC costs due to a higher deposit base as a result of such acquisitions.
         Marketing expense for 1993 was $187 million, an increase of $76 million from 1992. The higher level of marketing expense reflected the Corporation's marketing program for the co-branded MasterCard with Shell Oil Company, an increase in credit card solicitation costs (exclusive of Shell), and increased promotional advertising related to the Corporation's retail banking business.
         Included in other expense for 1993 was approximately $76 million related to the amortization of goodwill and other intangible assets and other ongoing expenses associated with the First City Banks and Ameritrust acquisitions. As a result of these acquisitions, total amortization of goodwill and intangibles increased to $106 million in 1993 from $80 million in 1992.
         The Corporation expects that noninterest operating expense in 1994 will be somewhat higher than that in 1993 (after taking into consideration the effects of merger-related cost savings anticipated to be realized during the year), reflecting costs associated with the continued investment by the Corporation to grow key business activities. Nevertheless, one of management's objectives for 1994 and thereafter will be to continue to improve the ratio of noninterest operating expenses to total operating revenue.

[OVERHEAD RATIO BAR GRAPH -- SEE EDGAR APPENDIX]

INCOME TAXES

The Corporation recorded income tax expense of $539 million in 1993, compared with $243 million in 1992. Included in the 1993 and 1992 income tax expense were approximately $331 million and $278 million, respectively, of Federal income tax benefits.
         The Corporation adopted SFAS 109 as of January 1, 1993, and, after taking into account the additional tax benefits associated with the adoption of SFAS 106, the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share). This favorable impact was recorded within the caption "Net Effect of Changes in Account-






                                                                         B31
ing Principles" on the Consolidated Statement of Income. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.
         Due to the strength of its earnings, the Corporation recognized in the third quarter of 1993 its remaining available Federal income tax benefits in accordance with SFAS 109. As a result, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.
         On August 10, 1993, President Clinton signed the Omnibus Budget Reconciliation Act ("OBRA") of 1993, which increased the corporate Federal tax rate from 34% to 35% retroactive to January 1, 1993. The impact of the higher Federal tax rate increased the Corporation's tax provision; however, this was more than offset by an increase in the value of the Corporation's deferred tax assets. As a result, the Corporation's tax expense in 1993 decreased by approximately $8 million due to the enactment of OBRA.
         The Corporation's effective tax rate was 25.6% in 1993, compared with 18.3% in 1992. Excluding the $331 million of benefits recognized under SFAS 109 for 1993, the Corporation's effective tax rate for 1993 would have been 41.3%. Excluding the $278 million of benefits recognized in 1992, the Corporation's effective tax rate for 1992 would have been 39.2%.

LINES OF BUSINESS RESULTS

Profitability of the Corporation is tracked with an internal information system that produces line-of-business performance within the Global Bank, Regional Bank, Real Estate and Corporate sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Line-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Thus, certain amounts reported in 1992 have been restated to conform with the presentation of the current-year's results. Line-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.
         Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating stockholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk-grading system that is consistently applied throughout the Corporation. The Corporation's businesses are evaluated on a fully-taxed basis. The tax benefits currently reflected in the Corporation's income tax expense (which results in a lower effective tax rate) are generally included in the Corporate sector.
         Texas Commerce's results are tracked and reported on a legal entity basis, including the return-on-common equity calculation.

GLOBAL BANK

The Global Bank is organized into three principal management entities: Banking & Corporate Finance (domestic wholesale banking, corporate finance and venture capital activities); Asia, Europe & Capital Markets (international wholesale banking and corporate finance, and the Corporation's trading and treasury functions); and Developing Markets (businesses include cross-border investment banking, local merchant banking and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing underwriting, distribution, and risk-management skills.

YEAR ENDED DECEMBER 31,
(IN MILLIONS, EXCEPT RATIOS)               1993        1992
- - - -----------------------------------------------------------
Total Revenue                            $3,531     $ 2,899
Credit Provision                            300         362
Noninterest Expense                       1,270       1,220
Net Income                                1,181         806
Average Assets                           81,860      78,061
Return on Common Equity                   31.9%       20.2%
Return on Assets                          1.44%       1.03%
- - - -----------------------------------------------------------


         The Global Bank produced excellent results in 1993, as evidenced by net income of $1.181 billion and a 31.9% return on equity, a substantial increase from the 1992 results of $806 million and 20.2%, respectively. The 1993 performance was characterized by strong noninterest revenue growth. Overall trading revenues exceeded $1.050 billion in 1993, up approximately 26% from $834 million in 1992. Earnings from derivatives, foreign exchange and securities trading were particularly strong throughout the entire global network. Trading results in the emerging markets area were almost double the amounts recorded in 1992.
         Corporate finance and syndication fees were also strong in 1993, a reflection of the Corporation's leadership position in global loan origination and distribution, as the Global Bank continued to be the industry leader in loan syndications during 1993. In 1993, revenues from venture capital activities were $301 million, a substantial increase from $100 million in 1992. The Developing Markets Group also benefited from $301 million of noninterest revenue related to restructured country debt, principally the sale of Argentine and Brazilian debt securities.





B32

REGIONAL BANK

The Regional Bank includes Retail Banking (comprised of New York Markets, Retail Card Services and National Consumer Business), Regional Relationship Banking (comprised of Middle Market, Private Banking and Chemical Bank New Jersey, N.A.) and Geoserve. The Corporation's Technology and Operations group is also managed within this organizational structure. The Retail Bank provides a broad array of products and services including consumer lending, residential financing, deposit services and credit card financing. The Corporation maintains a leading market share position in serving the financial needs of Middle Market commercial enterprises in the New York metropolitan area. Private Banking serves its high-net worth clientele with banking and investment services. The Geoserve unit offers cash management, funds transfer, trade, corporate trust and securities processing to the global market and is a market leader in many of its businesses.

YEAR ENDED DECEMBER 31,
(IN MILLIONS, EXCEPT RATIOS)               1993        1992
- - - -----------------------------------------------------------
Total Revenue                          $  4,141     $ 3,895
Credit Provision                            472         569
Noninterest Expense                       2,832       2,753
Net Income                                  504         351
Average Assets                           40,427      38,461
Return on Common Equity                   23.9%       15.2%
Return on Assets                          1.25%       0.91%
- - - -----------------------------------------------------------


         The Regional Bank's net income of $504 million and return on equity of 23.9% in 1993 improved significantly from the 1992 results of $351 million and 15.2%, respectively. In 1993, New York Markets' net income increased modestly from 1992, reflecting a higher level of fees and wider deposit spreads. The National Consumer Business results reflected strong net interest income growth in 1993 as loan volume substantially increased. Mortgage servicing volume exceeded $36.4 billion, an increase of $6.0 billion over the prior year, and contributed to higher servicing fee revenues. Retail Card Services also benefited from higher net interest income due to increased volume. This performance was accompanied by an improvement in overall credit quality, as charge-offs in the Retail Card portfolio in 1993 declined from 1992 levels. During the fourth quarter of 1993, a program for a co-branded MasterCard with Shell Oil Company was announced. The new Shell MasterCard offers cardholders rebates towards the purchase of Shell gasoline. The start-up costs associated with this program accounted for over two-thirds of the overall increase in noninterest expense for the Regional Bank compared with 1992. Regional Relationship Banking had a significant increase in earnings, primarily due to reduced credit costs in Middle Market and Chemical Bank New Jersey, N.A. Private Banking produced higher earnings as a result of increased net interest income (represented by solid loan growth) and fees. Geoserve also reported an increase in its earnings in 1993 over the prior year, primarily due to significant growth in revenue from several new business initiatives.

TEXAS COMMERCE BANCSHARES

Texas Commerce is a premier corporate banking institution in the State of Texas and a leader in providing financial products and services to individuals throughout Texas. The 1993 results included the acquisitions of the First City Banks and Ameritrust. As a result of these acquisitions, Texas Commerce had the largest trust operations in the southwest United States. As of December 31, 1993, Texas Commerce had $22 billion in total assets.

YEAR ENDED DECEMBER 31,
(IN MILLIONS, EXCEPT RATIOS)               1993        1992
- - - -----------------------------------------------------------
Total Revenue                           $ 1,084     $   895
Credit Provision                             --          25
Noninterest Expense                         815         686
Net Income                                  190         180
Average Assets                           21,126      17,250
Return on Common Equity                   11.1%       15.1%
Return on Assets                          0.90%       1.04%
- - - -----------------------------------------------------------

         Texas Commerce's net income of $190 million in 1993 improved from last year's results of $180 million. The improved 1993 results also included $79 million of income tax expense compared with only $4 million for last year due to the use of net operating loss carryforwards in 1992. On a pre-tax basis, the $269 million of operating earnings posted by Texas Commerce was up 46% over last year and represented the most profitable year in its history. Although commercial loan demand remained weak, Texas Commerce benefited from its strong customer base to post substantial increases in revenue from fee-based services and growth in deposit volumes. Solid expense management also contributed to the strong earnings.
         The aforementioned results for the year ended December 31, 1993 exclude the restructuring charge ($43 million pre-tax; $30 million after-tax) related to the acquisition of the First City Banks and a positive $9 million after-tax net effect from the implementation of SFAS 106 and SFAS 109.
         Nonperforming assets declined to $219 million at December 31, 1993, down 49% from the end of 1992 and 84% below the peak of $1,303 million in mid-1988. Based on the continuing improvements in asset quality and Texas Commerce's already adequate allowance for losses, no overall credit provision was recorded in 1993.





                                                                             B33

REAL ESTATE

Real Estate includes the management of the Corporation's commercial real estate portfolio, exclusive of those in Texas Commerce and Chemical Bank New Jersey, N.A. The net loss of $222 million in 1993 resulted from credit costs remaining at high levels, although credit quality continued to improve. Total nonperforming assets at December 31, 1993 were $1,304 million, down 33% from $1,944 million at December 31, 1992. Noninterest expense of $213 million for 1993 included $119 million of foreclosed property expense.

YEAR ENDED DECEMBER 31,
(IN MILLIONS, EXCEPT RATIOS)              1993       1992
- - - ---------------------------------------------------------
Total Revenue                           $  172    $   137
Credit Provision                           329        324
Noninterest Expense                        213        220
Net Loss                                  (222)      (245)
Average Assets                           6,982      7,679
Return on Common Equity                    n/m        n/m
Return on Assets                           n/m        n/m
- - - ---------------------------------------------------------

n/m--Not meaningful due to net loss.

CORPORATE

Corporate had a net loss of $49 million in 1993, compared with a net loss of $6 million in 1992. Included in the $49 million loss were the following one-time items: a noninterest expense charge of $67 million ($115 million pre-tax) as a result of a reassessment of costs associated with the merger with MHC; an after-tax loss of $53 million ($75 million pre-tax) due to the writedown associated with the accelerated disposition of nonperforming residential mortgages; and a $30 million after-tax restructuring charge ($43 million pre-tax) related to the acquisition of the First City Banks. In addition, Corporate included the recognition of any Federal tax benefits and a net $35 million gain from the adoption of SFAS 106 and SFAS 109. Included in the $6 million net loss in 1992 were one-time charges of $41 million for costs incurred to combine the Corporation's employee benefit plans, and $30 million for London occupancy-related expenses in connection with the Corporation's Canary Wharf lease arrangements.
         Corporate also includes the management results attributed to the parent company, the Corporation's investment in CIT, and some effects remaining at the corporate level after the implementation of management accounting policies. The following examples represent management accounting policies which had a corporate impact: the performance of individual businesses are evaluated on a fully-taxed basis, whereas the Corporation's overall tax rate in 1993 was lower due to the utilization of Federal tax benefits; the difference between risk-adjusted credit loss provisions in the business units and the overall financial provision for losses taken by the Corporation; and the difference between risk-adjusted capital in the groups and the Corporation's financial capital.

BALANCE SHEET ANALYSIS

SECURITIES

As of December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of the adoption of SFAS 115, debt and equity securities that were previously measured at amortized cost or at the lower of aggregate amortized cost or market are measured at fair value. See Note Four of the Notes to Consolidated Financial Statements for further discussion of SFAS 115.
         The prepayment of mortgage-backed securities and collateralized mortgage obligations ("CMO") is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMO's with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing regarding the impact that interest and market rate changes would have on its CMO portfolio. Mortgage-backed securities and CMO's which management believes have high prepayment risk are included in the available-for-sale portfolio.

CREDIT PORTFOLIO

Loans outstanding, the most significant component of earning assets, totaled $75.4 billion at December 31, 1993, compared with $82.0 billion at December 31, 1992. The decline of $6.6 billion primarily reflected weak loan demand (except large syndicated loans discussed below), loan paydowns from businesses that are refinancing their borrowings in the debt and equity markets, as well as management's strategic decision to reduce the credit risk profile of the Corporation. Partially offsetting these declines was growth in credit card receivables and installment loans.
         The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity.





B34

         The Corporation's loan balances at December 31, 1993 and 1992 were as follows:

DECEMBER 31, (IN MILLIONS)                 1993        1992
- - - -----------------------------------------------------------
Non-LDC Loans:
  Commercial Real Estate(a)            $  7,939     $ 8,551
  Commercial and Industrial              24,963      30,064
  Financial Institutions                  8,364      10,513
  Foreign Governments and Official
     Institutions                         5,314       5,230
- - - -----------------------------------------------------------
Total Commercial Loans                   46,580      54,358
  Consumer(b)                            25,803      23,756
- - - -----------------------------------------------------------
Total Non-LDC Loans                      72,383      78,114
LDC Loans                                 2,998       3,896
- - - -----------------------------------------------------------
Total Loans                            $ 75,381     $82,010
- - - -----------------------------------------------------------

(a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
(b) Consists of 1-4 family residential mortgages, credit cards, installment loans (direct and indirect types of consumer finance) and student loans.

CREDIT RISK MANAGEMENT

A significant aspect of banking is understanding, measuring and managing credit risk. Credit risk represents the possibility that a loss may occur if a borrower or counterparty fails to honor fully the terms of a contract. Under the direction of the Chief Credit Officer, risk policies are formulated, approved and communicated throughout the Corporation. The Credit Risk Management Committee, chaired by the Chief Credit Officer, is responsible for maintaining a sound credit process, addressing risk issues and reviewing the portfolio.
         The Corporation's credit risk management is an integrated process operating concurrently at the transaction and portfolio levels. For credit origination, business units formulate strategies, target markets and determine acceptable levels of risk. Credit officers work with client managers, portfolio management and, when appropriate, the syndications group during the underwriting process.
         The consumer and commercial segments of the portfolio have different risk characteristics and different techniques are utilized to measure and manage their credit risks. The consumer portfolio is evaluated on a product as well as geographic basis. Within the commercial segment, each credit facility is risk graded. Facilities are subject to hold targets based on risk, and are often syndicated in order to lower potential concentration risks. Credits not syndicated remain on the balance sheet and are carefully monitored and analyzed. The loan review process includes industry specialists and country risk managers who provide independent expert insight into the portfolio. Industries and countries are also graded in a process which is incorporated into credit risk decisions through the facility risk grading system and by direct consultation with originating officers. The Corporation's global exposure system is utilized to monitor exposure by industry, obligor, business unit, product, geographic region and risk grade. This data is integral to the process of formulating strategic portfolio direction.
         Risk management conducts independent evaluations of business unit portfolios and risk processes, reviewing compliance with risk policies, especially facility risk grading and problem credit recognition. Remedial actions for problem credits are the responsibility of the special loan group.
         Significant progress was made in 1993 on the Corporation's credit risk profile. Credit quality indicators are favorable and improving, and the outlook for 1994 is for these positive trends to continue.

NONPERFORMING ASSETS

The following table sets forth the nonperforming assets of the Corporation at December 31, 1993 and 1992.

DECEMBER 31, (IN MILLIONS)                 1993        1992
- - - -----------------------------------------------------------
Non-LDC:
  Commercial Real Estate                 $  707      $1,251
  Commercial and Industrial               1,068       1,871
  Financial Institutions                     69         102
  Foreign Governments and Official
    Institutions                             --           3
- - - -----------------------------------------------------------
Total Commercial Loans                    1,844       3,227
  Consumer                                  125         241
- - - -----------------------------------------------------------
Total Non-LDC Nonperforming Loans         1,969       3,468
- - - -----------------------------------------------------------
LDC:
  Brazil                                    403         713
  Argentina                                   7         316
  Other LDC Countries                       212         319
- - - -----------------------------------------------------------
Total LDC Nonperforming Loans               622       1,348
- - - -----------------------------------------------------------
Total Nonperforming Loans                 2,591       4,816
Assets Acquired as Loan Satisfactions       934       1,276
- - - -----------------------------------------------------------
Total Nonperforming Assets               $3,525      $6,092
- - - -----------------------------------------------------------

         The Corporation's total nonperforming assets at December 31, 1993 were $3,525 million, down 42% from $6,092 million at December 31, 1992. The decline from the prior year-end resulted from a $1,499 million decrease in non-LDC nonperforming loans, a $726 million decrease in LDC nonperforming loans and a $342 million decrease in assets acquired as loan satisfactions. The Corporation's nonperforming assets do not include certain assets acquired in connection with the First City Banks acquisition. See Note Seven of the Notes to Consolidated Financial Statements. Management expects a further significant reduction in the level of nonperforming assets during 1994.





                                                                             B35

         The following table presents the reconciliation of non-LDC nonperforming assets for 1993 and 1992.

RECONCILIATION OF NON-LDC NONPERFORMING ASSETS

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992
- - - ---------------------------------------------------------------------------------
Balance at Beginning of Year                                    $ 4,744    $4,907
Additions:
  Loans Placed on Nonperforming Status                            1,496     2,790
Deductions:
  Payments                                                        1,197       900
  Sales                                                             411       343
  Charge-offs(a)                                                    946       918
  Write-downs                                                       249       212
  Return to Accrual Status                                          447       580
  Transfer to Held-for-Sale (Other Assets)                           87        --
- - - ---------------------------------------------------------------------------------
Balance at End of Year                                          $ 2,903    $4,744
- - - ---------------------------------------------------------------------------------

(a) Excludes charge-offs on a formula basis..

         Nonperforming LDC loans at December 31, 1993 were $622 million, a decrease of $726 million from the 1992 year-end. The decrease in nonperforming LDC loans principally reflected charge-offs, sales and swaps and the removal of restructured Argentine debt from nonaccrual status. For a further discussion with respect to Argentina, see the Outstandings to Countries Engaged in Debt Rescheduling section.

[NONPERFORMING ASSETS BAR GRAPH -- SEE EDGAR APPENDIX]

         As of December 31, 1993, the Corporation had consumer loans of $299 million (which primarily consisted of credit card and installment loans), and commercial loans of $24 million that were not characterized as nonperforming loans, although such loans were past due 90 days or more as to principal or interest. The comparable amounts at December 31, 1992 included consumer loans of $303 million and commercial loans of $90 million. Consumer loans, exclusive of residential mortgage loans, as to which interest or principal is past due 90 days or more are generally not classified as nonperforming but, rather, are charged off on a formula basis upon reaching certain specified stages of delinquency. A commercial loan on which interest or principal is past due 90 days or more is not classified as nonperforming if the loan is considered well-secured (i.e., the collateral value is considered sufficient to cover the principal and accrued interest on the loan) and is in the process of collection. At each of December 31, 1993 and 1992, the past-due consumer and commercial loans of the Corporation that were not characterized as nonperforming were substantially all domestic.

ALLOWANCE FOR LOSSES

The allowance for losses is available to absorb potential credit losses from the entire loan portfolio, as well as from other balance sheet and off-balance sheet credit-related transactions. The appropriate level of the allowance is based on analyses of the loan portfolio as well as other credit-related balance sheet and off-balance sheet financial instruments and reflects an amount which, in management's judgment, is adequate to provide for potential losses. The analyses include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, particularly in terms of industry and geography, economic and political conditions, prior loss experience and results of the Corporation's periodic credit reviews of its portfolio. If deemed appropriate, as a result of such analyses, the allowance for losses is increased or decreased by a charge or credit, respectively, to income.
         The accompanying table reflects the activity in the allowance for losses for the years ended December 31, 1993 and 1992.

ALLOWANCE FOR LOSSES

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993         1992
- - - ------------------------------------------------------------------------------------
Non-LDC Allowance:
  Balance at Beginning of Year                                  $ 2,206       $2,012
  Provision for Losses                                            1,259(a)     1,365
  Net Charge-Offs                                                (1,259)(a)   (1,365)
  Allowance Related to Purchased Assets                              19(b)        --
  Reallocation from LDC Allowance                                   200          200
  Other                                                              (2)          (6)
- - - ------------------------------------------------------------------------------------
Balance at End of Year                                            2,423        2,206
- - - ------------------------------------------------------------------------------------
LDC Allowance:
  Balance at Beginning of Year                                      819        1,263
  Provision for Losses                                               --           --
  Net (Charge-Offs) Recoveries                                      130          (89)
  Losses on Sales and Swaps                                        (152)        (155)
  Reallocation to Non-LDC Allowance                                (200)        (200)
- - - ------------------------------------------------------------------------------------
Balance at End of Year                                              597          819
- - - ------------------------------------------------------------------------------------
Total Allowance for Losses                                      $ 3,020       $3,025
- - - ------------------------------------------------------------------------------------

(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages.
(b) Related to First City Banks acquisition.





B36

         The Corporation's allowance for losses has been allocated between the non-LDC and LDC portfolio segments. The Corporation's non-LDC allowance at the 1993 year-end was $2.4 billion, or 3.35% of non-LDC loans outstanding, compared with $2.2 billion, or 2.83% of non-LDC loans outstanding, at December 31, 1992.
         The LDC allowance totaled $.6 billion at December 31, 1993, compared with $.8 billion at the end of 1992. The changes in the non-LDC and the LDC allowances during 1993 resulted primarily from the reallocation of $200 million from the LDC allowance to the non-LDC allowance. The reallocation reflected the Corporation's ongoing analysis and evaluation of its LDC loan portfolio, including the finalization of the Argentine financing program and progress in debt negotiations with Brazil. In addition, during 1993, the Corporation allocated a specific portion of the LDC allowance for Brazilian outstandings as a result of the Corporation's evaluation of its refinancing country portfolio and in consideration of recent recommendations of the Interagency Country Exposure Review Committee ("ICERC"). At December 31, 1993, the balance allocated to Brazil was $82 million. For further discussion of this allocation, see Note Six of the Consolidated Notes to the Financial Statements.
         The Corporation will continue to assess developments relating to the various LDC debt renegotiations. Continued progress in this area will allow the Corporation to evaluate its options with respect to the allowance currently allocated to the LDC portfolio.
         The following table reflects the Corporation's allowance coverage ratios at December 31, 1993 and 1992.

ALLOWANCE COVERAGE RATIOS

YEAR ENDED DECEMBER 31,                   1993        1992
- - - ----------------------------------------------------------
Allowance for Losses to:
  Loans at Year-End                       4.01%      3.69%
  Average Loans                           3.84       3.68
  Nonperforming Loans                   116.56      62.81
Non-LDC Allowance for Losses to:
  Non-LDC Loans at Year-End               3.35       2.83
  Non-LDC Nonperforming Loans           123.06      63.61
LDC Allowance for Losses to:
  Medium- and Long-Term Outstandings     26.55      23.67
  Total Outstandings                     14.59      18.69
  LDC Nonperforming Loans                95.98      60.76
LDC Allowance Adjusted for Prior
  Charge-Offs with Claims Retained
  to Medium- and Long-Term
  Outstandings and Claims Retained       54.14      56.47
Total Net Charge-Offs to:
  Loans at Year-End                       1.50       1.77
  Average Loans                           1.43       1.77
Non-LDC Net Charge-Offs to
  Non-LDC Loans at Year-End               1.74       1.75
- - - ----------------------------------------------------------

         The Corporation deems its allowance for losses at December 31, 1993 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, as well as from other balance sheet and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for losses.

NET CHARGE-OFFS

YEAR ENDED DECEMBER 31, (IN MILLIONS)      1993      1992
- - - ---------------------------------------------------------
Non-LDC Net Charge-Offs:
  Commercial Real Estate                 $  284     $ 354
  Commercial and Industrial                 516       571
  Financial Institutions                     40        39
  Foreign Governments and Official
     Institutions                            --        --
- - - ---------------------------------------------------------
Total Commercial Net Charge-Offs            840       964
Consumer                                    419       401
- - - ---------------------------------------------------------
Total Non-LDC  Net Charge-Offs            1,259     1,365
LDC Net Charge-Offs (Recoveries)           (130)       89(a)
- - - ---------------------------------------------------------
Total Net Charge-Offs                     1,129     1,454
Losses on LDC Sales and Swaps               152       155
- - - ---------------------------------------------------------
Total Net Charge-Offs and Losses         $1,281     1,609
- - - ---------------------------------------------------------

(a) Includes charge-offs of $51 million related to loans to the former republics of Yugoslavia (collectively "Yugoslavia").

         For a discussion of net charge-offs, see the various credit portfolio sections. Management expects total non-LDC net charge-offs in 1994 to decrease significantly from the 1993 amount.

COMMERCIAL REAL ESTATE PORTFOLIO

Commercial real estate loans represent loans secured primarily by real property, other than loans secured by one-to-four family residential properties, which are included in the consumer loan portfolio. Commercial real estate loans outstanding for the Corporation totaled $7.9 billion at December 31, 1993, compared with $8.6 billion a year ago. The decrease during 1993 is attributable to repayments, transfers to real estate owned and charge-offs, partially offset by the addition of approximately $500 million of commercial real estate loans acquired as part of the First City Banks acquisition.
         The table below indicates the composition of the commercial real estate loan portfolio.

DECEMBER 31, (IN MILLIONS)                 1993        1992
- - - -----------------------------------------------------------
Commercial Mortgages                     $6,478      $6,826
Construction                              1,461       1,725
- - - -----------------------------------------------------------
Total Commercial Real Estate Loans       $7,939      $8,551
- - - -----------------------------------------------------------





                                                                             B37

         Commercial mortgages provide financing for the acquisition or refinancing of commercial properties, and typically have terms ranging from three to seven years. Construction loans are generally originated to finance the construction of real estate projects. When a loan financing the completed construction has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.
         The following table shows the Corporation's commercial real estate loan portfolio, nonperforming loans and foreclosed commercial real estate, by property type and geographic location.

COMMERCIAL REAL ESTATE BY PROPERTY TYPE                                    1993                                      1992
AND GEOGRAPHIC REGION(a)                     NEW YORK/                  OTHER      TOTAL
DECEMBER 31, (IN MILLIONS)                  NEW JERSEY      TEXAS    DOMESTIC   DOMESTIC    FOREIGN      TOTAL      TOTAL
- - - -------------------------------------------------------------------------------------------------------------------------
Office:
  Loans                                       $   817     $  422     $   350    $ 1,589       $179     $ 1,768     $2,118
  Nonperforming Loans                              69          3         108        180         18         198        325
  Real Estate Owned                                52         46          42        140         68         208        148
Retail:
  Loans                                           617        263         490      1,370         89       1,459      1,737
  Nonperforming Loans                              42         10          --         52         --          52        164
  Real Estate Owned                                11          3          51         65         --          65        135
Residential:(b)
  Loans                                           757        183         221      1,161         54       1,215      1,375
  Nonperforming Loans                             106         15           9        130         --         130        123
  Real Estate Owned                               122          1          --        123         --         123        215
Hotel:
  Loans                                           205         80         289        574         45         619        807
  Nonperforming Loans                              23         --          49         72         --          72        272
  Real Estate Owned                               200         --          11        211         --         211        159
Land:
  Loans                                           179        173          35        387         17         404        535
  Nonperforming Loans                              76          6           8         90         --          90        167
  Real Estate Owned                                85         81          46        212         --         212        312
Other:
  Loans                                         1,214        689         354      2,257        217       2,474      1,979
  Nonperforming Loans                             102         27          29        158          7         165        200
  Real Estate Owned                                21          6          20         47         --          47        147
Total:
  Loans                                       $ 3,789     $1,810     $ 1,739    $ 7,338       $601     $ 7,939     $8,551
  Nonperforming Loans                             418         61         203        682         25         707      1,251
  Real Estate Owned                               491        137         170        798         68         866      1,116
- - - -------------------------------------------------------------------------------------------------------------------------

(a) Nonperforming loans are included in loan balances. Real Estate Owned denotes foreclosed commercial real estate, which is included in assets acquired as loan satisfactions.
(b) Represents residential property construction, land development and multi-family permanent mortgages, excluding 1-4 family residential mortgages.

         The largest concentration of commercial real estate loans is in the New York/New Jersey and Texas markets, representing 48% and 23%, respectively, of the commercial real estate portfolio. No other state represented more than 3% of the commercial real estate loan portfolio. The New York/New Jersey economy stabilized during 1993, resulting in moderate improvements in commercial space leasing activity. However, in most real estate property sectors of that region, demand is not yet sufficient to result in higher prices. Improvements in the Texas economy have resulted in significant growth in employment (employment rates in Dallas and Austin are currently above the national average) and in improvements in the real estate market. In California, where the Corporation has less than 3% of its commercial real estate loans, the economy is still weak. At December 31, 1993, the portfolio included $601 million of secured international real estate loans which are primarily located in the United Kingdom and Hong Kong.
         The Corporation's management has a process to monitor all real estate credits to assist it in early identification of problem loans. Line credit officers work in conjunction with appraisers to review individual loans, conduct regular market analyses and evaluate portfolio segments. In addition, real estate problem assets are managed in special units staffed for restructuring, workout and collection and real estate management and disposition. The Corporation reassesses the market value of real estate owned for possible impairment on a continual basis.
         Nonperforming commercial real estate assets totaled $1.6 billion at December 31, 1993, a 34% decrease from a year ago. The decrease reflects nonaccrual loans returning to accrual status, charge-offs and the continuing sale of foreclosed property. Nonperforming commercial real estate loans were $707 million, down 43% from $1,251 million at December 31, 1992. Real estate owned totaled $866 million at December 31, 1993, down 22% from $1,116 million at December 31, 1992.





B38

         Improvement in nonperforming commercial real estate asset levels during 1993 is the result of increased liquidity in the commercial real estate markets, lower interest rates and successful focused workout activities.
         Commercial real estate loans entering nonperforming status declined significantly in 1993 when compared with 1992. Reductions to nonperforming assets in the form of payments, return to accrual status and sales of real estate owned were greater than the additions to nonperforming assets in each quarter of 1993. Commercial real estate net charge-offs in the 1993 totaled $284 million, compared with $354 million in 1992. Writedowns of commercial real estate owned totaled $199 million in 1993, compared with $212 million in 1992. Approximately $298 million in commercial real estate owned was sold in 1993. Generally, these assets were sold at or above carrying value. Commercial real estate net charge-offs, writedowns and nonperforming assets for 1994 are expected to be below 1993 levels.

COMMERCIAL AND INDUSTRIAL PORTFOLIO

The commercial and industrial portfolio totaled $25.0 billion at December 31, 1993, representing 33% of the total loan portfolio. The portfolio is diversified geographically and by industry. Approximately 75% of the commercial and industrial loans are domestic. The commercial and industrial portfolio is comprised of 39 industry groups which are graded and actively monitored by the Corporation's industry specialists. Approximately 70% of the industries each represent less than 1% of total loans. The largest industry concentration is oil and gas at approximately 2.9% of total loans. Real estate related, of approximately $1.6 billion, is the second largest concentration representing 2.2% of total loans.
         Included in commercial and industrial are loans related to highly leveraged transactions ("HLT"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at December 31, 1993 totaled approximately $1.9 billion, compared with $3.3 billion at December 31, 1992. The Corporation was also committed at December 31, 1993 to lend an additional amount of approximately $.9 billion. The substantial reduction in the HLT loan portfolio from year-end 1992 can be largely attributed to repayments, charge-offs and reclassifications to non-HLT status. At December 31, 1993, the Corporation had $269 million in nonperforming HLT loans compared with $586 million at year-end 1992. Net charge-offs related to HLTs during 1993 totaled approximately $81 million, versus $185 million for 1992.

FINANCIAL INSTITUTIONS, AND FOREIGN GOVERNMENTS
AND OFFICIAL INSTITUTIONS PORTFOLIOS

Financial institutions include commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insuring. Loans to financial institutions were 11% of total loans at December 31, 1993. Fifty-seven percent of these loans were to domestic financial institutions. Loans to financial institutions are predominantly to commercial banks and broker-dealers, which together comprise over half the financial institution total.
         At year-end 1993, 7% of the Corporation's total loans were to foreign governments, government agencies, government-owned commercial enterprises, and official institutions, exclusive of LDC loans. Approximately 65% of foreign government and official institution loans were to central and other government-owned banks and government institutions.

CONSUMER PORTFOLIO

The consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, installment loans and student loans. The consumer loan portfolio totaled $25.8 billion at December 31, 1993, representing 34% of total loans, an increase from $23.8 billion, or 29% of total loans, at December 31, 1992. During 1993, the Corporation's consumer loan portfolio grew by 9%, primarily due to increases in credit card receivables and installment loans.
         The following table represents the composition of the Corporation's consumer loan portfolio at December 31, 1993 and December 31, 1992.

DECEMBER 31, (IN MILLIONS)                 1993        1992
- - - -----------------------------------------------------------
Residential Mortgages                  $ 12,346     $12,029
Credit Cards                              7,176       6,166
Installment Loans                         4,178       3,604
Student Loans                             2,103       1,957
- - - -----------------------------------------------------------
Total Consumer Loans                   $ 25,803     $23,756
- - - -----------------------------------------------------------

         Underlying improvements in the economy in 1993 generally strengthened the financial position of the consumer. A healthier economy and easing employment concerns stimulated revolving line and closed-end loan debt levels. Additionally, attractive mortgage rates stimulated home sales to first-time buyers. Credit card receivables at December 31, 1993, increased $1.0 billion from a year ago, of which $443 million related to the co-branded Shell MasterCard program which was introduced in the fourth quarter of 1993.





                                                                            B39

         Total nonperforming consumer loans at December 31, 1993 were $125 million and were comprised of $101 million of loans secured by residential real estate and $24 million of installment loans. At December 31, 1992, total nonperforming consumer loans were $241 million and were comprised of $210 million of loans secured by residential real estate and $31 million of installment loans. Residential real estate owned at December 31, 1993 totaled $20 million, compared with $57 million at the 1992 year-end. The reductions in nonperforming consumer loans and residential real estate owned at December 31, 1993 reflected the decision to accelerate the disposition of $162 million of nonperforming residential mortgages.
         Net charge-offs in the consumer portfolio totaled $419 million in 1993 compared with $401 million in 1992. The 1993 net charge-offs consisted of $322 million in credit card receivables, $28 million in installment loans and $69 million in residential mortgages (which included the $55 million charge associated with the aforementioned accelerated disposition). The composition of the 1992 net charge-offs were $348 million in credit card receivables, $35 million in installment loans and $18 million in residential mortgages. There were essentially no credit losses in 1993 and 1992 in the student loan portfolio due to the existence of Federal and State government guarantees. Excluding the charge of $55 million for the accelerated disposition program, the decline in consumer loan charge-offs is due to the effect of further refinement of the Corporation's risk management techniques, including enhanced account monitoring standards and greater efficiencies in the collection and recovery processes.
         Consumer loan balances are expected to increase in 1994, particularly in the residential mortgage and the credit card portfolios. In 1994, the Corporation's strategy will continue to emphasize risk management and consumer loan portfolio credit quality. Management expects consumer loan charge-offs in 1994 will approximate the 1993 level due to the anticipated higher level of credit card receivables outstanding as a result of the Shell MasterCard program.

Mortgage Banking Activities: With respect to the Corporation's mortgage banking activities, the Corporation both originates and services residential mortgage loans. After origination, the Corporation may sell loans to investors, primarily in the secondary market, while retaining the rights to service such loans. In accordance with current accounting standards, the value of such servicing rights related to originating mortgage loans is not recorded as an asset in the financial statements. The Corporation originated $14.7 billion of mortgages in 1993 versus $12.5 billion in 1992.
         In addition to originating mortgage servicing rights, the Corporation also purchases mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. The Corporation's servicing portfolio amounted to $36.4 billion at December 31, 1993 compared with $30.4 billion at December 31, 1992. Purchased mortgage servicing rights (included in other assets) amounted to $249 million at December 31, 1993 compared with $204 million at December 31, 1992. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated within the past two years when interest rates have been relatively low). Additionally, the Corporation utilizes accelerated amortization and continually evaluates prepayment exposure of the portfolio, thereby adjusting the balance and remaining life of the servicing rights as a result of prepayments. Accordingly, the current interest rate environment has not had a material adverse effect on the carrying value of the Corporation's purchased mortgage servicing rights. During 1993, the Corporation wrote down $14 million with respect to its purchased mortgage servicing rights.

CROSS-BORDER OUTSTANDINGS

The extension of credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" -- economic and political risk factors specific to the country of the borrower which may make the borrower unable or unwilling to pay principal and interest according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. To minimize country risk, the Corporation monitors its foreign credits in each country with specific consideration given to maturity, currency, industry and geographic concentration of the credits. In addition, the Corporation establishes limits governing lending to the various categories of the foreign portfolio.
         The following table lists all countries in which the Corporation's cross-border outstandings exceeded 1% of consolidated assets as of any of the dates specified. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.





B40

CROSS-BORDER OUTSTANDINGS(a)                                                                                        TOTAL
AT DECEMBER 31, (IN MILLIONS)                                                                                CROSS-BORDER
COUNTRY                                                             PUBLIC        BANKS         OTHER        OUTSTANDINGS(b)
- - - -------------------------------------------------------------------------------------------------------------------------
Japan                                                    1993     $     27      $ 3,955       $   257            $ 4,239(c)
                                                         1992            1          264           148                413(c)
                                                         1991           18        1,853           150              2,021
- - - ------------------------------------------------------------------------------------------------------------------------
United Kingdom                                           1993          106        1,035         1,086              2,227
                                                         1992           87          358         1,271              1,716
                                                         1991          209          334         1,276              1,819
- - - ------------------------------------------------------------------------------------------------------------------------
Germany                                                  1993        2,021          314           356              2,691(d)
                                                         1992           62          171           145                378
                                                         1991           23          143           313                479
- - - ------------------------------------------------------------------------------------------------------------------------

(a) Outstandings (including loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments) represent those of both the public and private sectors and are presented on a risk basis, i.e., net of written guarantees and tangible liquid collateral when held outside the foreign country. At December 31, 1993, outstandings to Italy amounted to $1,281 million which was in excess of .75% of total assets. At December 31, 1993, 1992 and 1991, outstandings to Brazil amounted to $1,328 million, $1,224 million and $1,148 million, respectively, which were in excess of .75% of total assets in each of such year. At December 31, 1992, outstandings to Korea amounted to $1,074 million, which were in excess of .75% of total assets. At December 31, 1991, outstandings to Venezuela amounted to $1,162 million, which was in excess of .75% of total assets for such year.
(b) Outstandings exclude equity received in debt-for-equity conversions, which is recorded initially at fair market value and generally accounted for under the cost method. Commitments (outstanding letters of credit, standby letters of credit, guarantees and unused legal commitments) are excluded. At December 31, 1993, off-balance sheet commitments, after adjusting for transfers of risk, amounted to $1,133 million for Japan, $1,247 million for the United Kingdom, and $357 million for Germany.
(c) The average outstandings to Japan during 1993 and 1992 (based on quarter-end amounts) was approximately $3.6 billion and $1.2 billion, respectively.
(d) The average outstandings to Germany during 1993 (based on quarter-end amounts) was approximately $1.2 billion.

OUTSTANDINGS TO COUNTRIES ENGAGED IN DEBT RESCHEDULING

The following table sets forth the Corporation's outstandings to countries engaged in debt rescheduling at the dates indicated.

                                                  DECEMBER 31, 1993                            DECEMBER 31, 1992

                                     MEDIUM-AND      TRADE AND                     MEDIUM-AND     TRADE AND
(IN MILLIONS)                         LONG-TERM     SHORT-TERM(a)      TOTAL        LONG-TERM    SHORT-TERM(a)      TOTAL
- - - -------------------------------------------------------------------------------------------------------------------------
Brazil                                   $  499        $   829       $ 1,328           $  793          $431         1,224
Venezuela(b)                                651            160           811              876            47           923
Argentina(c)                                203            544           747              509           231           740
Others(d)                                   895            309         1,204            1,285           213         1,498
- - - -------------------------------------------------------------------------------------------------------------------------
Total                                    $2,248        $ 1,842       $ 4,090           $3,463          $922         4,385
- - - -------------------------------------------------------------------------------------------------------------------------

(a) Trade and short-term outstandings include accrued interest, interest-bearing deposits with banks and trade-related credits.
(b) Amounts outstanding to Venezuela exclude interest rate reduction bonds with a book value of $365 million and $483 million at December 31, 1993 and 1992, respectively. The principal amount of these bonds is secured by zero-coupon U.S. Treasury securities. As of December 31, 1993, the market values of these bonds and the underlying collateral were $292 million and $65 million, respectively.
(c) Amounts outstanding to Argentina exclude principal reduction bonds and interest rate reduction bonds with an aggregate book value of $17 million at December 31, 1993. The principal amount of these bonds is secured by zero-coupon U.S. Treasury securities. As of December 31, 1993, the market values of these bonds and the underlying collateral were $17 million and $4 million, respectively.
(d) Amounts outstanding to Uruguay exclude interest rate reduction bonds with a book value of $129 million at each of December 31, 1993 and 1992. The principal amount of these bonds is secured by zero-coupon U.S. Treasury securities. As of December 31, 1993, the market values of these bonds and the underlying collateral were $108 million and $20 million, respectively.

         LDC outstandings are subject to unique economic, political and social risks. In 1993 and prior years, borrowers in LDC countries have restructured and refinanced their obligations. The Corporation expects to continue a program of close cooperation with members of the international financial community and the representatives of LDC countries.
         The Corporation's medium- and long-term LDC outstandings decreased to $2,248 million at December 31, 1993, from $3,463 million at December 31, 1992, a reduction of $1,215 million, or 35%. The reduction from December 31, 1992 is primarily attributable to loan sales, charge-offs, and the removal of the Argentine debt that was restructured in 1993.
         Following is a summary of significant recent developments with respect to the Corporation's outstandings to Brazil and Argentina.

Brazil: Nonperforming loans to Brazilian borrowers totaled $403 million at December 31, 1993, down from $713 million at December 31, 1992, reflecting a reduction in medium- and long-term outstandings.
         Substantial progress was made during 1993 on the agreement-in-principal reached in July 1992 between the Government of Brazil and the Bank Advisory Committee ("BAC") on the debt and debt service reduction package covering $45 billion of medium- and long-term debt (the "Financing Package").





                                                                             B41

During 1993, the Corporation agreed to exchange its eligible "Old" debt (multi-year Deposit Facility Agreement and other pre-1988 restructured debt) for 65% Capitalization Bonds and 35% Discount Bonds. The agreement also provides for the exchange of the Corporation's eligible "New Money" debt (credit extensions originating from the 1988 restructuring) for New Money Bonds, Debt Conversion Bonds and Cruzeiro Dollar Bonds. The Financing Package was signed by 95% of the debt holders on December 15, 1993. The exchange is expected to take place by April 15, 1994.
         Brazil has paid 50% of contractual interest due throughout 1993 and is expected to continue these 50% payments until the exchange date. The remaining unpaid interest due is expected to be received by the Corporation on the exchange date in the form of 12-year, uncollateralized Eligible Interest ("EI's") Bonds in the principal amount of approximately $150 million.
         The Corporation's total Brazilian outstandings currently affected by the Financing Package amount to $1,112 million (which includes loan amounts previously charged off). Debt tendered under the Capitalization Bonds option will be exchanged at face value for 20-year uncollateralized bonds initially bearing interest at 4% and gradually increasing to 8% in year seven and thereafter. The principal balance of the bonds will be increased semi-annually during the first six years for the difference between the interest due based on the stated rate and the rate of 8%. Equal semi-annual principal payments will commence after a ten-year grace period. Debt tendered under the Discount Bond option will be exchanged at a 35% discount for 30-year bonds bearing interest at LIBOR plus 13/16% with a bullet payment at maturity. The principal payment on the Discount Bonds is expected to be collateralized by zero-coupon U.S. Treasury obligations having a redemption value at maturity equal to the face value of the Bonds. Interest payments on these bonds are expected to be collateralized by permitted investments on a 12- month rolling basis and will become fully collateralized during a two-year phase-in period. The New Money Bonds, Debt Conversion Bonds and Cruzeiro Dollar Bonds are uncollateralized 15- or 17-year instruments bearing interest at LIBOR plus 13/16% with equal semi-annual principal payments commencing after a seven- or ten-year grace period. The Corporation does not expect to incur any additional charge-offs as a result of the Financing Package.
         The Corporation has sold substantially all of its Interest Due and Unpaid ("IDU") Bonds which were received in November 1992 under the agreement reached by the BAC and Brazil for the settlement of past-due interest owed to bank creditors on medium- and long-term outstandings for 1989 and 1990. During 1993, the Corporation recognized a gain of $152 million (in other revenue) from the sale of its IDU Bonds.

Argentina: Argentine nonperforming loans were $7 million at December 31, 1993 compared with $316 million at December 31, 1992. The decrease in medium- and the long-term outstandings and in nonperforming loans is primarily attributable to the exchange of eligible debt for 30-year collateralized Par and Discount Bonds issued by the Republic of Argentina and the sale of local Argentine government instruments.
         The rescheduling agreement reached between the Republic of Argentina and the Bank Advisory Committee on the settlement of the country's medium- and long-term debt of approximately $23 billion and associated interest in arrears was completed during 1993. On April 7, 1993, the creditor banks exchanged their eligible debt into collateralized 30 year Par and Discount Bonds under the terms of the Argentine rescheduling agreement. The Corporation's total Argentine outstandings affected by the rescheduling agreement were $870 million (which includes loan amounts previously charged off). Par Bonds in the amount of $613 million and Discount Bonds in the amount of $167 million were issued to the Corporation. The Corporation did not take any additional charge-offs in connection with the debt exchange. In connection with the agreement, the Corporation received $337 million of Floating Rate Bonds ("FRB's") and $32 million in cash, of which $29 million was recorded in net interest income in 1993.
         The Corporation has sold substantially all of the aforementioned Par Bonds, Discount Bonds and FRB's received as a result of the refinancing agreement. The Corporation recognized a $179 million gain (in other revenue) during 1993 from the sale of its FRB's.

CAPITAL

Total stockholders' equity at December 31, 1993 was $11.16 billion, an increase from $9.85 billion at year-end 1992. The $1.31 billion increase in stockholders' equity from December 31, 1992 included $1.11 billion in retained earnings generated during 1993. The Corporation raised $200 million in new common equity primarily through the sale in March 1993 of

[TOTAL STOCKHOLDERS' EQUITY BAR GRAPH -- SEE EDGAR APPENDIX]





B42

3.8 million shares of the Corporation's common stock. Two series of fixed-rate preferred stock totaling $400 million issued during 1993 were more than offset by the redemption of three series of adjustable-rate preferred stock totaling $594 million. Such redemptions were part of the Corporation's plan to improve its capital position by achieving lower financing costs and reducing interest-rate risk. The Corporation will continue to evaluate the opportunity for future redemptions of preferred stock given current market conditions. The Corporation's ratio of common stockholders' equity to total assets was 6.34% at December 31, 1993, an increase from 5.73% at year end 1992. The ratio of total stockholders' equity to total assets at December 31, 1993 was 7.45%, an increase from 7.05% from the same date a year ago.
         Total capitalization (total stockholders' equity under risk-based capital guidelines, and subordinated and senior debt that qualifies as Tier 2 Capital as discussed below under "Risk-Based Capital Ratios") increased by $810 million during 1993.

LONG-TERM DEBT

During 1993, the Corporation issued $3.5 billion of long-term debt (including $1.6 billion of subordinated debt that qualifies as Tier 2 Capital, of which $1.1 billion was issued through its Chemical Bank subsidiary). These issuances were offset by maturities of $402 million of long-term debt (including $330 million of medium-term notes) and the redemption of $1.9 billion of long-term debt. As a result of these actions, the Corporation improved its liquidity and extended the maturities of its debt portfolio. See the Liquidity Management section for further discussion of the Corporation's long-term debt redemptions.

COMMON STOCK DIVIDENDS

In the first quarter of 1993, the Board of Directors of the Corporation increased the quarterly dividend on the Corporation's common stock from $0.30 per share to $0.33 per share. In the fourth quarter of 1993, the Corporation declared an increase in the quarterly dividend to be paid on its common stock in January 1994 from $0.33 per share to $0.38 per share. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

RISK-BASED CAPITAL RATIOS

Under the Federal Reserve Board risk-based capital guidelines, banking organizations are required to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets". "Qualifying Capital" is classified into two tiers, referred to as Tier 1 Capital and Tier 2 Capital. Tier 1 Capital consists of common equity, qualifying perpetual preferred equity and minority interests in the equity accounts of unconsolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 Capital consists of perpetual preferred equity not qualifying for Tier 1, qualifying allowance for credit losses, mandatory convertible debt and subordinated debt and other qualifying securities. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the Federal Reserve Board, are applied to particular categories of both on- and off-balance sheet assets. Under the guidelines, the Corporation's Tier 1 Capital ratio and Total Capital ratio to risk-weighted assets at December 31, 1993 were 8.12% and 12.22%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. Also on that date, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.90% and 12.54%, respectively. Chemical Bank was "well capitalized" as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10% and Tier 1 leverage ratio (as defined in the following section) of at least 5%.
         These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No.
115. The Federal Reserve Board has proposed to permit banking corporations to include in Tier 1 Capital the net amount of any unrealized gains or losses from securities available-for-sale. If the Corporation were to treat the amount at December 31, 1993 of its net unrealized gains attributable to available-for-sale securities as regulatory capital, the Tier 1 Capital, Total Capital and Tier 1 leverage ratios would be 8.30%, 12.39% and 6.92%, respectively, at December 31, 1993. The total capitalization would have increased by an additional $215 million for a total increase of $1,025 million during 1993.

[RISK-BASED CAPITAL RATIOS BAR GRAPH -- SEE EDGAR APPENDIX]





                                                                         B43

LEVERAGE RATIOS

The Tier 1 leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for losses, goodwill and other non-qualifying intangible assets). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Higher capital ratios could be required if warranted by the particular circumstances, or risk profile, of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it. The Corporation's Tier 1 leverage ratio was 6.77% at December 31, 1993, compared with 6.60% at December 31, 1992. At December 31, 1993, Chemical Bank's Tier 1 leverage ratio was 6.97%.
         The table which follows sets forth the Corporation's Tier 1 Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based capital and Tier 1 leverage ratios for the dates indicated.

CAPITAL RATIOS

DECEMBER 31, (IN MILLIONS, EXCEPT RATIOS)                     1993           1992
- - - ---------------------------------------------------------------------------------
Tier 1 Capital:
Common Stockholders' Equity                             $    9,295     $    8,003
Nonredeemable Preferred Stock                                1,654          1,848
Minority Interest                                               66             74
Less: Goodwill                                                 941            682
Less: Non-Qualifying Intangible Assets                         211             --
- - - ---------------------------------------------------------------------------------
Tier 1 Capital                                          $    9,863     $    9,243
- - - ---------------------------------------------------------------------------------
Tier 2 Capital:
Long-Term Debt Qualifying as Tier 2                          3,437          3,725
Qualifying Allowance for Credit Losses                       1,536          1,595
- - - ---------------------------------------------------------------------------------
Tier 2 Capital                                          $    4,973     $    5,320
- - - ---------------------------------------------------------------------------------
Total Qualifying Capital                                $   14,836     $   14,563
- - - ---------------------------------------------------------------------------------
Risk-Weighted Assets                                    $  121,446     $  126,124
Tier 1 Capital Ratio                                          8.12%          7.33%
Total Capital Ratio                                          12.22%         11.55%
Tier 1 Leverage Ratio                                         6.77%          6.60%
- - - ---------------------------------------------------------------------------------

Excluding the Corporation's securities subsidiary, Chemical Securities Inc., the December 31, 1993 ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 7.93% and 11.86%, respectively, compared with 7.20% and 11.29%, respectively, at December 31, 1992.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis at both the parent company and the subsidiary levels, enabling senior management to monitor effectively changes in liquidity and to react accordingly to fluctuations in market conditions. Contingency plans exist and could be implemented on a timely basis to minimize the risk associated with dramatic changes in market conditions.
         The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits, which includes all deposits except zero-rate deposits, foreign deposits and certificates of deposit of $100,000 or more. The Corporation considers funds from such retail sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for 1993 were $61 billion, an increase from $57 billion for 1992. These deposits fund a proportion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. For 1993, the Corporation's percentage of average core deposits to average interest-earning assets was 49%, compared with 47% during 1992. Average core deposits as a percentage of average loans was 77% for 1993, compared with 70% in 1992.
         The Corporation holds marketable securities and other short-term investments which can be readily converted to cash. In addition, active asset securitization programs and loan syndication networks are maintained in order to facilitate the timely liquidation of certain assets if and when deemed desirable.
         The Corporation is also an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During 1993, the Corporation issued $200 million of common stock, $400 million of preferred stock, $1.6 billion of subordinated debt ($1.1 billion of which was issued by Chemical Bank) and $1.9 billion of senior debt (including $1.1 billion through its medium-term note program) in various public offerings.
         During 1993 and 1992, several nationally-recognized statistical rating organizations announced upgrades in the ratings of the Corporation's senior debt, subordinated debt, commercial paper and preferred stock. These rating increases enhanced and should continue to enhance the Corporation's access to global capital and money markets, a primary source of liquidity for an international money-center institution. The ability to access this geographically diverse assortment of distribution channels and to issue a wide variety of capital and money market instruments at various maturities provides the Corporation with a full array of alternatives for managing its liquidity position.
         During 1993, the Corporation redeemed $1.9 billion of its long-term debt and $594 million of its preferred stock. Such redemptions were and will continue to be undertaken by the Corporation in light of its ability (as a result of current market conditions in general and the recent upgrades in the Corpora-





B44
tion's debt ratings in particular) to access the credit markets on terms more favorable than that of the redeemed debt and preferred stock. These redemptions were and continue to be part of the Corporation's plan to improve its capital position by achieving lower financing costs, reducing interest rate risk and lengthening maturities. The Corporation will continue to evaluate the opportunity for future redemptions of debt and preferred stock given current market conditions.
         The following comments apply to the Consolidated Statement of Cash
Flows.
         Cash and due from banks decreased $2.0 billion during 1993, as net cash used by operating activities exceeded the net cash provided by investing and financing activities. The $8.5 billion net cash used by operating activities was principally due to cash outflows from a net increase in trading-related assets ($10.5 billion) and purchases of available-for-sale securities ($7.6 billion), partially offset by the maturity and sale of available-for-sale securities ($1.6 billion and $5.4 billion, respectively). The $.4 billion net cash provided from investing activities was largely the result of cash inflows from the net decrease in loans ($6.7 billion) and proceeds from the maturity of held-to-maturity securities ($5.0 billion), partially offset by cash outflows from the purchases of held-to-maturity securities ($6.4 billion), as well as increases in deposits with banks ($4.2 billion) and Federal funds sold and securities purchased under resale agreements ($2.4 billion). The $6.0 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($3.3 billion), foreign deposits ($2.9 billion) and net proceeds from the issuance of long-term debt ($3.5 billion), partially offset by repayments and maturities of long-term debt ($2.3 billion).
         The Corporation's anticipated cash requirements (on a parent company-only basis) for 1994 include approximately $1,650 million for maturing medium- and long-term debt, anticipated dividend payments on the Corporation's common stock and preferred stock and for other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company-only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends and the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of December 31, 1993, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $241 million three-year facility and a $509 million 364-day facility.

OFF-BALANCE SHEET ANALYSIS

The Corporation utilizes various off-balance sheet financial instruments in two ways: trading and asset/liability management. Certain of these instruments, commonly referred to as "derivatives", represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Derivatives, along with foreign exchange contracts, can provide a cost-effective alternative to assuming and mitigating risks associated with traditional on-balance sheet instruments. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk (i.e., the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of a contract) and market risk (i.e., the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle).
         The Corporation's actual credit losses arising from such transactions have been immaterial during 1993, 1992 and 1991. The effects of market losses have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

TRADING ACTIVITIES: RISK MANAGEMENT PRODUCTS

The Corporation utilizes derivative and foreign exchange instruments to meet the financing needs of its customers and to generate revenues through its trading activities. The Corporation has four fundamental trading activities which generate revenue. The Corporation seeks to maintain a balance between generally stable market-making, sales and arbitrage businesses and potentially less stable positioning.

Market-making: The Corporation trades with the intention of making a profit based on the spread between bid and ask prices. The Corporation views the market risk related to market-making to be relatively low and very short-term. The stability of market-making, compared to other trading activities, is considered by the Corporation to be medium, as both the spreads and the market volume can fluctuate. The Corporation considers market-making to be a key trading activity in its non-exchange traded businesses and emphasizes its use, especially in its foreign exchange, derivative and government markets businesses.

Sales: The Corporation accesses products for its clients at competitive prices. The Corporation is emphasizing sales since the Corporation believes it to be a stable business, given the Corporation's worldwide client franchise.

Arbitrage: This is the purchase or sale of derivatives in one market and the almost simultaneous sale or purchase in another market to take advantage of differences in interest and currency





                                                                            B45
rates. Because of the nature of trading markets, where there are numerous instruments that relate to one another, and the Corporation's market-making franchise, the Corporation emphasizes the use of this strategy. The Corporation considers arbitrage to be a key fundamental of its risk management business.

Positioning: The Corporation takes certain positions in the market with the intention of generating revenue. This strategy has the lowest stability of all four trading activities. The Corporation's emphasis in this area is less than in the other fundamental trading activities.

ASSET/LIABILITY MANAGEMENT

The Corporation employs a variety of off-balance sheet instruments in managing its exposure to fluctuations in market interest rates and foreign exchange rates. In some cases, these instruments are used to hedge specific on-balance sheet exposures. For example, an interest rate swap contract may be entered into in conjunction with a debt offering, shifting the effective rate paid from fixed to variable, or vice versa, at terms more advantageous than if the debt offering had originally been fixed-rate or variable-rate, as the case may be.
         More often, these contracts are used as one of many tools in the Corporation's overall management of its exposure, as opposed to hedging specific transactions as described above. A swap in which the Corporation receives a fixed interest rate and pays a floating rate may serve as a substitute for an investment in a fixed-rate security. Such a swap transaction will have an effect on the Corporation's consolidated interest rate sensitivity identical to a security investment but potentially at more favorable terms depending on market conditions. For a discussion regarding the Corporation's interest rate positions, see the Interest Rate Sensitivity Section. For a discussion regarding the Corporation's asset/liability management policies, see Note One of the Notes to Consolidated Financial Statements. At December 31, 1993, the net deferred amount relating to off-balance sheet instruments used in asset/liability management activities was immaterial.

CREDIT AND MARKET RISK MANAGEMENT

The effective management of credit and market risk is a vital ingredient of the Corporation's trading activities and asset/liability management. The Corporation also manages the risks associated with its trading activities through geographic and product diversification. Because of the changing market environment, which results in increasingly complex financial instruments, and because of the Corporation's business strategy to maintain geographic and product diversification, the monitoring and managing of these risks is a continual process. The Corporation has reviewed both the Group of Thirty report entitled "Derivatives Practices and Principles" and the recently issued Federal Reserve Board examination guidelines for trading activities, and management considers itself to be substantially in compliance with the recommendations and general thrust of these documents.

Credit Risk: The Corporation controls the credit risk arising from derivative and foreign exchange transactions through its credit approval process and the use of risk control limits and monitoring procedures. The Corporation uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products. The credit approval process involves first evaluating each counterparty's creditworthiness, then assessing the applicability of off-balance sheet instruments to the risks the counterparty is attempting to manage, and determining if there are specific transaction characteristics which alter the risk profile. Credit limits are calculated and monitored on the basis of potential exposure which takes into consideration current market value and estimates of potential future movements in market values.
         The notional principal of derivative and foreign exchange instruments is the amount on which interest and other payments in a transaction are based. For derivative transactions, the notional principal typically does not change hands; it is simply a quantity that is used to calculate payments. While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional principal of the Corporation's derivatives and foreign exchange products greatly exceeds the possible credit and market loss that could arise from such transactions. As a result, the Corporation does not consider the notional principal to be indicative of its credit or market risk exposure. The Corporation believes the true measure of credit risk exposure is the replacement cost (the cost to replace the contract at current market rates should the counterparty default prior to the settlement date). This is also referred to as the mark-to-market exposure amount.
         Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes the Corporation and, therefore, creates a repayment risk for the Corporation. When the mark-to-market is negative, the Corporation owes the counterparty. In this situation the Corporation does not have repayment risk.
         When the Corporation has more than one transaction outstanding with a counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. If there is a net negative number, the Corporation's exposure to the counterparty is considered zero. Net mark-to-market is the best measure of credit risk when there is a master netting agreement between the Corporation and the counterparty.





B46

         The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which it believes have relatively low credit risk. At December 31, 1993, over 80% of transaction counterparties were commercial banks. The remaining 20% were comprised mainly of other financial institutions and major corporations.
         The Corporation's trading activities are geographically diverse. Trading activities are undertaken in more than 20 countries, although a majority of the Corporation's transactions are executed in the United States, Japan and Western Europe, areas which the Corporation believes have the most developed laws regarding derivatives and foreign exchange businesses. Trading products include not only foreign exchange and derivatives but also securities, including LDC debt.
         The majority of derivative and foreign exchange transactions are outstanding for less than one year. At December 31, 1993, 28% of outstanding transactions were scheduled to expire within three months, 13% within three to six months, 13% within six months to one year, 26% within one to three years and 20% greater than three years. The short-term nature of these transactions along with product diversification mitigates credit risk, as transactions settle quickly.

Market Risk: Market risk management is an effective and wide-ranging activity at the Corporation. A critical goal is the separation of duties of those responsible for day-to-day trading and those responsible for position valuation and limit reporting.
         The Chairman of the Market Risk Committee delegates instrument authorities and risk limits to individual business units and exception authority to the senior managers of divisions responsible for those units. Procedures and policies specify authorized instruments and provide for risk limits. Critical risk limits that are designated as primary involve independent daily tracking and centralized reporting, while less-critical risk limits are independently monitored and are reported centrally on a periodic basis. Individual business units often set additional internal limits that are monitored in the same manner. Criteria for risk limit determination include, among other factors, relevant market analysis, prior track record, business strategy, and management experience and depth.
         The Chairman of the Market Risk Committee is supported by the Market Risk Group. One focus of the group is independent analysis of instrument authority and limit requests, limit utilization, measure of revenue to risk, average risk levels, and related topics. Other focuses include measures of value at risk, criteria for official volatility and correlation statistics, and formulas for determination of market-related credit exposure. Additionally, the group reviews the market risk related to new products (as one element of the Corporation's new product process) and provides independent review of the mathematical and simulation models utilized by the Corporation. The group combines efforts with other functional units to assess cross-discipline risks in business units having significant market risk.
         For further discussion of the Corporation's off-balance sheet financial instruments, see Note Eighteen of the Notes to Consolidated Financial Statements.

INTEREST RATE SENSITIVITY

The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting investments and the maturities of wholesale funding and with the use of off-balance sheet derivative instruments.
         Interest rate sensitivity is managed and controlled on a consolidated basis by the Corporation's Asset and Liability Policy Committee. A key element of the Corporation's interest rate risk management strategy is that it allows the assumption of limited interest rate sensitivities at a decentralized level by authorized units with close contacts with the markets. These units operate within authorities administered centrally which limit the size of exposures by currency and the instruments that can be used to manage the sensitivity. The positions are consolidated and reviewed frequently by the Asset and Liability Policy Committee, which seeks to maximize the Corporation's net interest income while ensuring that the risks to earnings from adverse movements in interest rates are kept within pre-specified limits deemed acceptable by the Corporation.

Measuring Interest Rate Sensitivity: Management uses a variety of techniques to measure its interest rate sensitivity. One such tool is aggregate net gap analysis, an example of which is presented below. Assets and liabilities are placed in maturity ladders based on their contractual maturities or repricing dates. Assets and liabilities for which no specific contractual maturity or repricing dates exist are placed in ladders based on management's judgments concerning their most likely repricing behaviors.
         Derivatives used in interest rate sensitivity management are also included in the maturity ladders. The aggregate notional amounts of derivatives are netted when the repricing of the "receive-side" and "pay-side" of two swaps occur within the same gap interval. Such net amount represents the repricing mismatch of the Corporation's derivatives during the particular gap interval. It is the amount of the net repricing mismatch, rather than the aggregate notional principal of the derivatives repricing during the period, that is included in the gap analysis, because it is the amount of the mismatch that reflects the impact of the Corporation's derivatives in altering the repricing profile of the Corporation. See Note Eighteen of the Notes to Consolidated Financial Statements for the aggregate notional principal of off-balance sheet instruments used for asset/liability management.





                                                                            B47

INTEREST SENSITIVITY TABLE
                                                                                                        OVER
YEAR ENDED DECEMBER 31, 1993 (IN MILLIONS)  1-3 MONTHS   4-6 MONTHS   7-12 MONTHS    1-5 YEARS       5 YEARS        TOTAL
- - - -------------------------------------------------------------------------------------------------------------------------
Assets
  Deposits With Banks                       $   5,568      $    455      $     7     $      --     $     --     $   6,030
  Federal Funds Sold and Securities
    Purchased Under Resale Agreements          10,556            --           --            --           --        10,556
  Trading Account Assets                       11,679            --           --            --           --        11,679
  Securities                                    4,852         1,060        1,863        10,409        7,764        25,948
  Loans, Net                                   48,182         7,374        4,497         8,212        4,096        72,361
  Noninterest Earning Assets                   14,230           279          558         3,729        4,518        23,314
- - - -------------------------------------------------------------------------------------------------------------------------
Total Assets                                $  95,067      $  9,168      $ 6,925     $  22,350     $ 16,378     $ 149,888
- - - -------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Interest-Bearing Deposits                 $  66,017      $  3,827      $ 3,179     $  13,221     $ 12,033     $  98,277
  Short-Term and Other Borrowings              24,688             6            7            --           64        24,765
  Long-Term Debt                                4,164           647           18           701        2,662         8,192
  Other Liabilities                             7,089            12           16           121          252         7,490
  Stockholders' Equity                            638           234          468         4,891        4,933        11,164
- - - -------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity  $ 102,596      $  4,726      $ 3,688     $  18,934     $ 19,944     $ 149,888
- - - -------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                  (7,529)        4,442        3,237         3,416       (3,566)           --
- - - -------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity(a)                 (4,994)       (2,131)        (937)        7,379          683            --
- - - -------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                 (12,523)        2,311        2,300        10,795       (2,883)           --
- - - -------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap      (12,523)      (10,212)      (7,912)        2,883           --            --
- - - -------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                (8)%          (7)%         (5)%             2%          --            --
- - - -------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1992
Interest-Rate-Sensitivity Gap               $ (11,501)     $  1,730      $ 2,516     $   8,963     $ (1,708)           --
- - - -------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap      (11,501)       (9,771)      (7,255)        1,708           --            --
- - - -------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                (8)%          (7)%         (5)%             1%          --            --
- - - -------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1991
Interest-Rate-Sensitivity Gap               $ (15,702)     $  2,338      $ 2,978     $   9,540     $    846            --
- - - -------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap      (15,702)      (13,364)     (10,386)         (846)          --            --
- - - -------------------------------------------------------------------------------------------------------------------------
% of Total Assets                               (11)%         (10)%         (7)%          (1)%           --            --
- - - -------------------------------------------------------------------------------------------------------------------------

(a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.

         A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A negative gap -- more liabilities repricing than assets -- will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment. Conversely, a positive gap -- more assets repricing than liabilities -- will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment.
         At December 31, 1993, the Corporation had $7,912 million more liabilities than assets repricing within one year, amounting to 5.3% of total assets. This compares with $7,255 million, or 5.2% of total assets at December 31, 1992. The consolidated gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which the Corporation does business. Since U.S. interest rates and non-U.S. interest rates do not move in tandem, the overall cumulative gaps will tend to overstate the exposures of the Corporation to U.S. interest rates.
         Simple gap analysis measures the Corporation's exposure at a particular point in time. The exposure changes continuously as a result of the Corporation's ongoing business and its management initiatives. Moreover, gap analysis cannot reveal the impact of factors such as administered rates (i.e., the prime lending rate), pricing strategies on its consumer and business deposits, changes in balance sheet mix or various options embedded in the balance sheet. Accordingly, the Asset and Liability Policy Committee supplements its gap analysis with comprehensive simulations of net interest income under a variety of market interest rate scenarios. These simulation models take explicit account of pricing strategies and deposit responses and the behavior of embedded options. At December 31, 1993, based on these simulations, net





B48
interest income sensitivity to a gradual 150 basis point rise in market rates over the course of 1994 was estimated at less than two percent of projected 1994 after-tax net income.
         While management believes the simulation models do provide a meaningful representation of the Corporation's interest rate sensitivity, these simulation models do not necessarily take into account all business developments which can have an impact on net interest income, such as changes in credit quality or the size and composition of the balance sheet.
         In 1993, the Federal Reserve Board and certain other Federal banking regulators proposed a system for measuring interest rate risk and assessing capital adequacy based on the sensitivity of a banking organization's "net economic value" to changes in the level of market interest rates. The system compares the net present value of net interest income-related cash flows under current market conditions to the net present values under hypothetical, instantaneous increases and declines in market rates. The proposal envisions that banks whose net economic value sensitivity exceeds one percent of total assets would be identified as having excessive interest rate risk and, potentially, become subject to additional capital requirements. While final rules have not been adopted, management believes its current interest rate-sensitivity position falls within the range deemed acceptable by the regulators' measurement system.

ACCOUNTING DEVELOPMENTS

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

In May 1993, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under the new standard, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 is applicable to all loans that are identified for evaluation, uncollateralized as well as collateralized, with certain exceptions.
         SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994, although earlier application is encouraged. Management is currently evaluating the financial impact of adopting this new accounting standard.

OFFSETTING OF AMOUNTS RELATED TO CERTAIN CONTRACTS

The Corporation records unrealized gains and losses related to interest rate and foreign exchange contracts net on the Consolidated Balance Sheet.
         In March 1992, the FASB issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" (the "Interpretation"), with an effective date of January 1, 1994, which changes the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The Interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The Interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. If this Interpretation had been in effect at December 31, 1993, giving effect to the master netting agreements in place at that time, assets and liabilities each would have increased by approximately $13.6 billion and the Tier 1 leverage ratio would have been 6.19%. In 1994, to mitigate the impact of the Interpretation, the Corporation anticipates expanding the number of master netting agreements to which it is a party. Upon adoption of this new reporting requirement, the Corporation's net income and risk-based capital ratios will not be affected, although the Corporation expects its asset-based ratios (such as the Tier 1 leverage ratio) will decrease.

MANAGEMENT'S DISCUSSION AND ANALYSIS
COMPARISON BETWEEN 1992 AND 1991

OPERATING HIGHLIGHTS

The Corporation's net income was $1,086 million, or $3.90 per common share, for 1992, compared with $154 million, or $.11 per share, in 1991. The 1991 results reflected a pre-tax restructuring charge of $625 million taken in connection with the merger with MHC. Excluding the restructuring charge, earnings for 1991 were $779 million, or $3.56 per share. There were no tax benefits recorded in connection with the restructuring charge.
         The Corporation's 1992 earnings, in comparison with the prior year, benefited from a 13% increase in net interest income, a 27% improvement in combined trading account and foreign exchange revenue, as well as higher revenues from fees for other banking services, service charges on deposit accounts and trust and investment management fees. Partially offsetting these factors were higher credit costs in 1992 compared with 1991, reflecting the impact of the weak economy on certain areas of the Corporation's credit portfolio.





                                                                            B49

NET INTEREST INCOME

The Corporation's net interest income was $4,598 million in 1992, an increase of 13% from $4,080 million for 1991. The improvement in net interest income from 1991 was attributable to wider spreads in a lower interest rate environment, lower funding costs (primarily due to upgrades received in 1992 in the Corporation's credit ratings) and effective asset/liability management.

PROVISION FOR LOSSES AND NET CHARGE-OFFS

The provision for losses for 1992 was $1,365 million, compared with $1,345 million for 1991.
         The Corporation's non-LDC net charge-offs totaled $1,365 million in 1992 an increase from $1,191 million in 1991. The increase from the prior year was principally due to the continued weak economy and its effects on certain areas of the Corporation's credit portfolio. However, non-LDC net charge-offs declined in each of the last three quarters of 1992.
         LDC net charge-offs in 1992 included $51 million related to Yugoslavia as a result of a recommendation of ICERC issued in the 1992 fourth quarter. LDC net charge-offs and losses on sales and swaps in 1991 included $902 million related to Brazilian loans, of which $491 million occurred in the 1991 fourth quarter. These charge-offs reflected the Corporation's evaluation of its LDC portfolio and the recommendations of ICERC and had the effect of adjusting the Corporation's medium- and long-term Brazilian outstandings to an estimated net recoverable value.

NONINTEREST REVENUE

Noninterest revenue totaled $3,026 million in 1992, an increase of $164 million from 1991. The increase was primarily the result of higher foreign exchange trading revenue, service charges on deposit accounts and fees for other banking services, partially offset by lower securities gains, corporate finance and syndication fees and other revenue.
         Trust and investment management fees increased in 1992 to $361 million from $344 million in 1991. The improvement from the prior year occurred in the stock transfer and corporate trust businesses and also reflected higher personal trust fees due to a rise in the market value of assets under management.
         Corporate finance and syndication fees in 1992 were $265 million, a decrease of 12% from 1991. The decline principally resulted from the sale of a nonstrategic business in the fourth quarter of 1991.
         Service charges on deposit accounts were $264 million in 1992, an increase from $229 million in 1991. This increase resulted from higher per-account fees, as well as growth in the Corporation's domestic deposit accounts.
         Fees for other banking services include revolving credit fees, commissions on letters of credit, fees in lieu of compensating balances, mortgage servicing fees, loan commitment fees and other transactional fee revenue. Such fees totaled $1,040 million in 1992, an increase from $959 million in 1991. The increase from the prior year reflected growth in a number of fee components, as well as the prospective reclassification of certain banking relationship fees from other revenue to fees for other banking services.
         Revenues from all trading activities (trading account revenue and foreign exchange revenue) were $853 million in 1992 compared with $671 million in 1991. In 1992, trading account revenue and foreign exchange revenue were $377 million and $476 million, respectively, compared with $382 million and $289 million, respectively, in 1991. The increases were primarily the result of increased transaction volumes, market volatility, and the Corporation's higher credit ratings, which resulted in increased opportunities in several key businesses.
         Securities gains in 1992 were $53 million compared with $110 million in 1991. The gains recorded in both years principally resulted from certain actions taken by the Corporation in managing its interest rate sensitivity and enhancing its securities portfolio.
         Other revenue for 1992 was $190 million compared with $247 million in 1991. The decrease from 1991 was principally due to lower revenue in connection with the Corporation's residential mortgage warehouse operations, the aforementioned reclassification of certain fees from other revenue to fees for other banking services and higher gains recorded in 1991 on the disposition of nonstrategic corporate assets.

NONINTEREST EXPENSE

Noninterest expense was $4,930 million in 1992, compared with $5,307 million in 1991. The results for 1992 included a one-time charge of $41 million related to costs incurred in combining the Corporation's employee benefit plans and a $30 million charge for London occupancy-related expenses associated with the Corporation's Canary Wharf lease arrangements. The 1991 results included a $625 million restructuring charge in connection with the merger with MHC and an $18 million reduction of expense related to an insurance settlement. Excluding the impact of the aforementioned items, noninterest expense in 1992 increased by $159 million, or 3.4%, from 1991. The 1992 full-year noninterest expense included higher foreclosed property expense, incentive compensation costs (principally due to improved revenues from the Corporation's trading businesses) and FDIC premiums, which collectively increased by $208 million. The remaining amount of noninterest expense declined from year-to-year, reflecting the impact of merger-related expense savings.





B50

         Salaries and employee benefit expenses in 1992 were $2,349 million, slightly lower than the $2,369 million recorded in 1991. The decline was primarily due to lower costs attributable to the reduction in staff from attrition and layoffs subsequent to the merger announcement on July 15, 1991. Partially offsetting this reduction was approximately $63 million of higher incentive compensation costs due to improved revenues primarily from the Corporation's trading businesses.
         Occupancy and equipment expenses for 1992 were $882 million, a slight increase from $878 million in 1991.
         Foreclosed property expense in 1992 was $283 million compared with $154 million in 1991. The $129 million year-to-year increase reflected higher operating expenses associated with an increased level of foreclosed assets and a higher level of expenses incurred in connection with writedowns resulting from updated market valuations.
         For 1992, other expense was $1,416 million compared with $1,281 million in 1991. Other expense comprises items such as professional fees, insurance, advertising and communications expense, and in 1992 and 1991 included the aforementioned one-time charges.

INCOME TAXES

The Corporation recorded income tax expense of $243 million in 1992, compared with $136 million in 1991. Included in the 1992 and 1991 income tax expense was approximately $278 million and $130 million, respectively, of Federal income tax benefits. The Corporation's 1991 income tax expense was reduced by $55 million as a result of settlements with the Internal Revenue Service ("IRS") of taxes from prior years.
         The Corporation's effective tax rate in 1992 was lower than the statutory rate primarily due to the recognition of approximately $278 million of Federal income tax benefits. For 1991, the $625 million restructuring charge, the aforementioned $130 million Federal income tax benefit and the $55 million reduction in tax expense were the most significant factors affecting the Corporation's effective tax rate. Deferred tax benefits were reflected in the financial statements in accordance with the recognition requirements of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes".

NONPERFORMING ASSETS

The Corporation's total nonperforming assets at December 31, 1992 were $6,092 million, compared with $6,155 million at December 31, 1991. The decline from the prior year-end resulted from a $251 million decrease in assets acquired as loan satisfactions, partially offset by an $100 million increase in LDC nonperforming loans and an $88 million increase in non-LDC nonperforming loans.
         The non-LDC nonperforming assets decreased $163 million from the 1991 year-end primarily due to $1.3 billion of payments received on nonperforming loans and the sale of assets acquired, $1.1 billion of charge-offs and writedowns (excluding consumer loan charge-offs on a formula basis) and $0.6 billion of loans returning to performing status, partially offset by $2.8 billion of loans placed on nonperforming status during 1992.
         LDC nonperforming loans at December 31, 1992 were $1,348 million, an increase of $100 million from the 1991 year-end. The increase in nonperforming LDC loans principally reflected the placement of loans to Yugoslavia on nonperforming status during 1992, partially offset by charge-offs and sales and swaps of LDC loans.

CASH FLOWS

The following comments apply to the Consolidated Statement of Cash Flows. Cash and due from banks increased $1.3 billion during 1992, as net cash provided by operating activities exceeded the net cash used by investing and financing activities. The net cash provided by operating activities reflected changes in operating assets/liabilities and higher earnings adjusted for non-cash charges and credits. Financing activities used $1.1 billion of net cash, mainly due to decreases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds. The net cash used in investing activities was largely the result of cash outflows for the purchases of securities and the net increase in loans, partially offset by cash inflows from sales and maturities of securities and the decrease in loans due to sales and securitizations.





                                                                            B51

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING


To Our Stockholders


The management of Chemical Banking Corporation and its subsidiaries has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.
  Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1993, the Corporation maintains an effective system of internal control.
  The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.
  The accounting firm of Price Waterhouse has performed an independent audit of the Corporation's financial statements. Management has made available to Price Waterhouse all of the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse during its audit were valid and appropriate. The firm's report appears below.


/s/ WALTER V. SHIPLEY
- - - ---------------------
Walter V. Shipley
Chairman of the Board and Chief Executive Officer



/s/ PETER J. TOBIN
- - - ------------------
Peter J. Tobin
Executive Vice President and Chief Financial Officer



/s/ JOSEPH L. SCLAFANI
- - - ----------------------
Joseph L. Sclafani
Senior Vice President and Controller


January 18, 1994



REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHEMICAL BANKING CORPORATION



[LOGO] PRICE WATERHOUSE
       1177 AVENUE OF THE AMERICAS, NEW YORK, NY 10036




In our opinion, the accompanying consolidated balance sheet of Chemical Banking Corporation and Subsidiaries, and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chemical Banking Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Chemical Banking Corporation; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
  As described in Notes Four, Thirteen and Sixteen to the consolidated financial statements, Chemical Banking Corporation changed its methods of accounting for certain investments in debt and marketable equity securities, post-retirement benefits and income taxes in 1993.


/s/ PRICE WATERHOUSE
- - - ---------------------


January 18, 1994





B52

CONSOLIDATED BALANCE SHEET


DECEMBER 31, (IN MILLIONS, EXCEPT SHARE DATA)                                              1993             1992
- - - ----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                $  6,852         $  8,846
Deposits with Banks                                                                       6,030            1,846
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                                10,556            7,667
Trading Account Assets                                                                   11,679            4,496
Securities:
  Held-to-Maturity (Market Value: $10,288 and $15,195)                                   10,108           15,036
  Available-for-Sale (Market Value: $15,840 and $8,674)                                  15,840            8,390
Loans (Net of Unearned Income: $477 and $495)                                            75,381           82,010
Allowance for Losses                                                                     (3,020)          (3,025)
Premises and Equipment                                                                    1,910            1,699
Due from Customers on Acceptances                                                         1,077            1,392
Accrued Interest Receivable                                                               1,106            1,086
Assets Acquired as Loan Satisfactions                                                       934            1,276
Other Assets                                                                             11,435            8,936
- - - ----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $149,888         $139,655
- - - ----------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Demand (Noninterest Bearing)                                                          $23,443         $ 22,813
  Time and Savings                                                                       51,940           51,353
  Foreign                                                                                22,894           20,007
- - - ----------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                       98,277           94,173
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                                            12,857           15,051
Other Borrowed Funds                                                                     11,908            8,020
Acceptances Outstanding                                                                   1,099            1,443
Accounts Payable and Accrued Liabilities                                                  2,607            1,951
Other Liabilities                                                                         3,784            2,368
Long-Term Debt                                                                            8,192            6,798
- - - ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       138,724          129,804
- - - ----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty)

STOCKHOLDERS' EQUITY
Preferred Stock                                                                           1,654            1,848
Common Stock (Issued 253,397,864 and 247,323,972 Shares)                                    253              247
Capital Surplus                                                                           6,553            6,376
Retained Earnings                                                                         2,501            1,392
Net Unrealized Gain on Securities Available-for-Sale (Net of Taxes)                         215               --
Treasury Stock, at Cost                                                                     (12)             (12)
- - - ----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS'EQUITY                                                                11,164            9,851
- - - ----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $149,888         $139,655
- - - ----------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.





                                                                             B53

CONSOLIDATED STATEMENT OF INCOME



YEAR ENDED DECEMBER 31, (IN MILLIONS, EXCEPT PER SHARE DATA)                             1993          1992                1991
- - - -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                                  $5,620        $6,353             $ 7,914
Securities                                                                              1,727         1,753               1,788
Trading Account Assets                                                                    449           419                 586
Federal Funds Sold and Securities Purchased Under Resale Agreements                       339           349                 598
Deposits With Banks                                                                       268           274                 363
- - - -------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                                   8,403         9,148              11,249
- - - -------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                2,241         2,868               4,668
Short-Term and Other Borrowings                                                           992         1,228               2,046
Long-Term Debt                                                                            534           454                 455
- - - -------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                                  3,767         4,550               7,169
- - - -------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                     4,636         4,598               4,080
Provision for Losses                                                                    1,259         1,365               1,345
- - - -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                          3,377         3,233               2,735
- - - -------------------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
Trust and Investment Management Fees                                                      406           361                 344
Corporate Finance and Syndication Fees                                                    338           265                 302
Service Charges on Deposit Accounts                                                       288           264                 229
Fees for Other Banking Services                                                         1,067         1,040                 959
Trading Account and Foreign Exchange Revenue                                            1,073           853                 671
Securities Gains                                                                          142            53                 110
Other Revenue                                                                             710           190                 247
- - - -------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST REVENUE                                                               4,024         3,026               2,862
- - - -------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries                                                                                2,070         1,977               1,995
Employee Benefits                                                                         396           372                 374
Occupancy Expense                                                                         587           566                 568
Equipment Expense                                                                         337           316                 310
Foreclosed Property Expense                                                               287           283                 154
Restructuring Charge                                                                      158            --                 625
Other Expense                                                                           1,458         1,416               1,281
- - - -------------------------------------------------------------------------------------------------------------------------------
TOTAL NONINTEREST EXPENSE                                                               5,293         4,930               5,307
- - - -------------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Effect of Accounting Changes                       2,108         1,329                 290
Income Tax Expense                                                                        539           243                 136
- - - -------------------------------------------------------------------------------------------------------------------------------
Income Before Effect of Accounting Changes                                              1,569         1,086                 154
Net Effect of Changes in Accounting Principles                                             35            --                  --
- - - -------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $1,604        $1,086              $  154
- - - -------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                  $1,449        $  936              $   20
- - - -------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
  Income Before Effect of Accounting Changes                                           $ 5.63        $ 3.90             $   .11
  Net Effect of Changes in Accounting Principles                                          .14            --                  --
  Net Income                                                                           $ 5.77        $ 3.90             $   .11
- - - -------------------------------------------------------------------------------------------------------------------------------
Average Common Shares and Common Stock Equivalents Outstanding                          251.2         240.4               181.4
- - - -------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.





B54

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



YEAR ENDED DECEMBER 31, (IN MILLIONS)                                                         1993             1992        1991
- - - -------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                                               $ 1,848           $1,598      $1,398
Issuance of Stock                                                                              400              550         200
Redemption of Stock                                                                           (594)            (300)         --
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                       1,654            1,848       1,598
- - - -------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                                                   247              183       2,134
Issuance of Stock                                                                                6               64           5
Change in Par Value                                                                             --               --      (1,956)
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                         253              247         183
- - - -------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at Beginning of Year                                                                    --               34          34
Conversion of Class B Common Stock                                                              --              (34)         --
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                          --               --          34
- - - -------------------------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                                                 6,376            4,734       2,685
Issuance of Stock                                                                              194            1,642          93
Redemption of Preferred Stock                                                                  (17)              --          --
Change in Par Value                                                                             --               --       1,956
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                       6,553            6,376       4,734
- - - -------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at Beginning of Year                                                                 1,392              752       1,008
Net Income                                                                                   1,604            1,086         154
Cash Dividends Declared:
  Preferred Stock                                                                             (155)            (153)       (134)
  Common Stock                                                                                (345)            (295)       (247)
  Class B Common Stock                                                                          --               --         (10)
Accumulated Translation Adjustment(a)                                                            5                2         (19)
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                       2,501            1,392         752
- - - -------------------------------------------------------------------------------------------------------------------------------

NET UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE (NET OF TAXES)
Balance at Beginning of Year                                                                    --               --          --
Impact of Accounting Change                                                                    215               --          --
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                         215               --          --
- - - -------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                                    --               (8)         (8)
Redemption of Stock                                                                             --                8          --
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                          --               --          (8)
- - - -------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                                   (12)             (12)        (13)
Issuance of Treasury Stock                                                                      --               --           1
- - - -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                                                         (12)             (12)        (12)
- - - -------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 $11,164           $9,851      $7,281
- - - -------------------------------------------------------------------------------------------------------------------------------

(a) Balance was ($10) million, ($15) million and ($17) million at December 31, 1993, 1992, and 1991, respectively. The Notes to Consolidated Financial Statements are an integral part of these statements.





                                                                             B55

CONSOLIDATED STATEMENT OF CASH FLOWS



YEAR ENDED DECEMBER 31, (IN MILLIONS)                                                        1993             1992           1991
- - - ---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                               $  1,604         $  1,086       $    154
Adjustments to Reconcile Net Income  to Net Cash Provided by Operating Activities:
  Provision for Losses                                                                      1,259            1,365          1,345
  Restructuring Charge                                                                        158               --            594
  Depreciation and Amortization                                                               333              319            325
  Proceeds from the Maturity of Available-for-Sale Securities                               1,608              304             --
  Proceeds from the Sale of Available-for-Sale Securities                                   5,352              684             --
  Purchases of Available-for-Sale Securities                                               (7,568)              --             --
  Net Change In:
    Trading Related Assets                                                                (10,513)           2,149         (1,602)
    Accrued Interest Receivable                                                               (20)             101            496
    Accrued Interest Payable                                                                   22              (76)          (548)
    Other, Net                                                                               (721)            (175)          (494)
- - - ----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           (8,486)           5,757            270
- - - ----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                                      (4,169)           1,241           (292)
  Federal Funds Sold and Securities Purchased Under Resale Agreements                      (2,424)            (951)          (664)
  Loans Due to Sales and Securitizations                                                   12,403            7,857          4,198
  Other Loans                                                                              (5,657)          (7,559)        (6,039)
  Other, Net                                                                                2,082              440          1,252
Proceeds from the Maturity of Held-to-Maturity Securities                                   4,968            6,344          3,853
Proceeds from the Sale of Held-to-Maturity Securities                                         152            3,736          8,238
Purchases of Held-to-Maturity Securities                                                   (6,444)         (14,386)       (12,647)
Cash Used in Acquisitions                                                                    (481)              --             --
- - - ----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                              430           (3,278)        (2,101)
- - - ----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change In:
  Noninterest Bearing Domestic Demand Deposits                                               (115)           4,696         (1,460)
  Domestic Time and Savings Deposits                                                       (1,716)          (1,076)           183
  Foreign Deposits                                                                          2,887           (3,051)         4,226
  Federal Funds Purchased, Securities Sold Under Repurchase
    Agreements and Other Borrowed Funds                                                     3,347           (4,449)           366
  Other Liabilities                                                                         1,326              131           (781)
  Other, Net                                                                                 (344)             115           (440)
Proceeds from the Issuance of Long-Term Debt                                                3,451            1,654            880
Redemption and Maturity of Long-Term Debt                                                  (2,299)            (549)          (908)
Proceeds from the Issuance of Stock                                                           591            2,117            291
Redemption of Preferred Stock                                                                (610)            (292)            --
Cash Dividends Paid                                                                          (480)            (438)          (405)
- - - ----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            6,038           (1,142)         1,952
- - - ----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due From Banks                                     24              (20)            (8)
Net Increase (Decrease) in Cash and Due from Banks                                         (1,994)           1,317            113
Cash and Due from Banks at the Beginning of the Year                                        8,846            7,529          7,416
- - - ----------------------------------------------------------------------------------------------------------------------------------
CASH AND DUE FROM BANKS AT THE END OF THE YEAR                                           $  6,852         $  8,846       $  7,529
- - - ----------------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                       $  3,745         $  4,626       $  7,538
Taxes Paid (Refunded)                                                                    $    390         $    166       $   (109)
- - - ----------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.





B56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE ONE

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chemical Banking Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended. On December 31, 1991, Manufacturers Hanover Corporation ("MHC") was merged with and into the Corporation. The merger was accounted for as a pooling of interests and, as a result, the Corporation's financial statements include the consolidated accounts of MHC. In addition, on June 19, 1992, Manufacturers Hanover Trust Company ("MHT") was merged with and into Chemical Bank.
         The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank, a New York State bank ("Chemical Bank"), and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Bancshares Inc. ("Texas Commerce"), a bank holding company organized under the laws of the State of Delaware. The accounting and financial reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, after eliminating intercompany balances and transactions. Equity investments in less than majority-owned companies (20%-50% ownership interest) are generally accounted for in accordance with the equity method of accounting. The Corporation's pro-rata share of earnings (losses) of equity investments is included in other noninterest revenue.
         Securities and other property held in a fiduciary or agency capacity are not included in the Consolidated Balance Sheet since these are not assets or liabilities of the Corporation.
         Certain amounts in prior periods have been reclassified to conform to the current presentation.

STATEMENT OF CASH FLOWS

For purposes of preparing the Consolidated Statement of Cash Flows, the Corporation defines cash and cash equivalents as those amounts included in the balance sheet caption "cash and due from banks". Cash flows from loans and deposits are reported on a net basis.

TRADING ACCOUNT ASSETS

Trading account assets include securities, refinancing country loans, money market, credit and certain derivative instruments held for trading purposes. Obligations to deliver securities sold but not yet purchased are included in other borrowed funds. Trading account assets and liabilities are carried at fair value. Gains and losses on trading account assets and liabilities, including market value adjustments, are included in trading account and foreign exchange revenue.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities, along with any unrealized gains and losses on related hedges, are reported net of applicable taxes in a separate component of stockholders' equity. At December 31, 1992, securities available-for-sale were carried at the lower of aggregate cost or market value (see Note Four). Securities that the Corporation has the positive intent and ability to hold to maturity continue to be carried at amortized cost.
         Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. The Corporation anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage-backed securities. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in securities gains.

LOANS

Loans are generally reported at the principal amount outstanding, net of unearned income and net deferred loan fees (deferred nonrefundable yield-related loan fees, net of related direct origination costs). Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Loans meeting the accounting definition of a security are reported as loans but are valued consistent with SFAS 115.
         Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Net deferred loan fees are amortized into interest income over the term of the loan.
         Nonaccrual loans are those on which the accrual of interest has ceased. Loans, other than certain consumer loans discussed below, are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and





                                                                             B57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income is recognized on nonaccrual loans only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.
         Renegotiated loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrower's financial condition. Interest on renegotiated loans is accrued at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is taken into income only as collected.
         Consumer loans (exclusive of residential mortgage products which are accounted for in accordance with the nonaccrual loan policy discussed above) are generally charged to the allowance for losses upon reaching specified stages of delinquency. Accrued interest is reversed against interest income when such consumer loans are charged off.

ALLOWANCE FOR LOSSES

The allowance for losses is based on periodic reviews and analysis of the portfolio, which comprises primarily loans and other financial instruments, including commitments to extend credit, guarantees, letters of credit, and derivatives and foreign exchange contracts. The analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio (particularly in terms of industry and geography), economic and political conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for losses is increased by charges against income and reduced by charge-offs, net of recoveries, and losses on sales and swaps of loans to countries engaged in debt rescheduling.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Depreciation and amortization of premises are included in occupancy expense while depreciation of equipment is included in equipment expense. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the estimated useful life of the related asset or the lease term, whichever is shorter.

ASSETS ACQUIRED AS LOAN SATISFACTIONS

Assets acquired in full or partial satisfaction of debt, either formally or through in-substance foreclosure, are reported at the lower of cost or fair value less estimated costs to sell. These are primarily real estate assets. Writedowns of such assets subsequent to six months from the date of acquisition are included in foreclosed property expense. Operating expenses, net of related revenue, and gains and losses on sales of such assets are reported net in foreclosed property expense.

INTANGIBLES

Goodwill and other acquisition intangibles are amortized over the estimated periods to be benefited, the majority of which are being amortized over periods not exceeding 25 years.

OFF-BALANCE SHEET INSTRUMENTS USED IN TRADING ACTIVITIES

The Corporation deals in interest rate, foreign exchange, equity and commodity contracts to generate trading revenues. Such contracts include futures, forwards, swaps and options. Contracts used in trading activities are adjusted to fair value. Realized and unrealized gains and losses on trading positions are recognized in trading account and foreign exchange revenue. A portion of the market valuation relating to certain contracts is deferred and accreted to income over the life of the contracts to match ongoing servicing costs and credit risks, as appropriate.

OFF-BALANCE SHEET INSTRUMENTS USED IN
ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps and options contracts. Gains and losses realized on futures and forward contracts are deferred and amortized over the terms of the related assets or liabilities and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and options contracts are recognized over the lives of the agreements as adjustments to interest income or interest expense.
         Interest rate contracts used in connection with the securities portfolio that is designated as available-for-sale are carried at fair value with gains and losses, net of applicable tax, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S.





B58
dollar, together with related hedges and tax effects, are reported in stockholders' equity. For foreign operations for which the U.S. dollar is the functional currency, translation gains and losses, including the related hedges, are included in trading account and foreign exchange revenue.

CORPORATE FINANCE AND SYNDICATION FEES

Corporate finance and syndication fees primarily include fees received for managing and syndicating loan arrangements; providing investment banking and financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; underwriting debt securities; and arranging private placements. Syndication fees are recognized upon receipt when certain yield tests are satisfied. Corporate finance and underwriting fees are generally recognized when all services to which they relate have been provided.

FEES FOR OTHER BANKING SERVICES

Fees received in connection with loan commitments, standby letters of credit, related administrative services performed and other fees are generally recognized over the period the related service is provided.

INCOME TAXES
Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax liability (asset) is determined based on enacted tax rates which will be in effect when the underlying items of income and expense are expected to be reported to the taxing authorities. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax liability or asset is recognized for the estimated taxes payable or refundable for the current year. During 1992 and 1991, the Corporation followed Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"). See Note Sixteen for further discussion.

NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares and common stock equivalents outstanding during the period.
         On December 31, 1991, MHC merged with and into the Corporation. Pursuant to the merger, each share of common stock of MHC was converted into
1.14 shares of common stock of the Corporation, or 91,238,025 common shares, and each share of preferred stock of MHC outstanding immediately prior to the merger was converted into one share of newly created preferred stock of the Corporation having terms similar to those of such MHC preferred stock. Common shares and common stock equivalents outstanding for 1991 is based on the combined weighted average number of shares of the Corporation's common stock and MHC's common stock outstanding during the period as adjusted to reflect the conversion of the MHC 97/8% Mandatorily Convertible Preferred Stock into shares of MHC common stock prior to the merger and the conversion of each share of MHC common stock outstanding immediately prior to the merger into 1.14 shares of the Corporation's common stock as a result of the merger.
         For 1991 (due to the existence during such period of the Corporation's Class B Common Stock), the earnings per share using the if-converted basis was $0.11 and using the two-class basis was $0.06.
         Other common stock equivalents such as stock options are not included in the calculation since their dilutive effect is immaterial.


NOTE TWO

ACQUISITIONS

In February 1993, the Corporation, through its Texas Commerce subsidiary, acquired $3.8 billion in assets and assumed $3.4 billion in deposit liabilities of four banks (the "First City Banks") of the former First City Bancorporation of Texas, Inc. ("First City") from the Federal Deposit Insurance Corporation (the "FDIC") in a federally-assisted transaction. The First City Banks were primarily engaged in providing commercial banking services in Texas. The premium paid to the FDIC was $333 million.
         In September 1993, the Corporation, through Texas Commerce Bank National Association, a wholly-owned bank subsidiary of Texas Commerce, acquired Ameritrust Texas Corporation ("Ameritrust"), a corporation engaged in the delivery of personal, corporate and institutional trust and investment services. The purchase price included a premium of $130 million.
         These acquisitions were recorded using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Intangibles related to the Ameritrust acquisition are being amortized over a 10-year period. Deposit premiums and other intangibles related to the First City acquisition are being amortized over the estimated periods of benefit. Goodwill related to both acquisitions is being amortized over 25 years.





                                                                             B59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE THREE

TRADING ACCOUNT ASSETS

Trading account assets at December 31, 1993 and 1992, which are valued at fair value, are presented in the following table.

DECEMBER 31, (IN MILLIONS)                                         1993      1992
- - - ---------------------------------------------------------------------------------
U.S. Government and Federal Agencies                           $  2,792  $  1,583
Obligations of State and Political Subdivisions                     604       277
Certificates of Deposit, Bankers' Acceptances,
  and Commercial Paper                                            1,794       691
Debt Securities Issued by Foreign Governments                     4,025     1,005
Foreign Financial Institutions                                    1,496       847
Other(a)                                                            968        93
- - - ---------------------------------------------------------------------------------
Total Trading Account Assets                                   $ 11,679  $  4,496
- - - ---------------------------------------------------------------------------------

(a) Primarily includes corporate debt and eurodollar bonds.


NOTE FOUR

SECURITIES

On December 31, 1993, the Corporation adopted SFAS 115, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Such securities are classified in three categories and accounted for as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.
         Prior to the adoption of SFAS 115, securities deemed available-for-sale were carried at the lower of aggregate amortized cost or market value.
         As a result of the adoption of SFAS 115, debt and equity securities in the amount of $15,444 million that were previously measured at amortized cost or at the lower of aggregate amortized cost or market are measured at fair value.

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

                                                                                      GROSS          GROSS
                                                                    AMORTIZED    UNREALIZED     UNREALIZED         FAIR
DECEMBER 31, 1993 (IN MILLIONS)                                          COST         GAINS         LOSSES       VALUE(a)
- - - ------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation obligations:
  Mortgage-backed Securities                                         $  3,666          $132           $ --      $  3,798
  Collateralized Mortgage Obligations                                   5,375            45             11         5,409
  Other, primarily U.S. Treasuries                                        101            --             --           101
Obligations of State and Political Subdivisions                            13             1             --            14
Debt Securities Issued by Foreign Governments                               1            --             --             1
Collateralized Mortgage Obligations(b)                                    153             5              1           157
Other                                                                     799             9             --           808
- - - ------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                                    $ 10,108          $192           $ 12      $ 10,288
- - - ------------------------------------------------------------------------------------------------------------------------

                                                                                      GROSS          GROSS
                                                                    AMORTIZED    UNREALIZED     UNREALIZED         FAIR
DECEMBER 31, 1992 (IN MILLIONS)                                          COST         GAINS         LOSSES       VALUE(a)
- - - ------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation obligations:
  Mortgage-backed Securities                                         $  5,638          $121           $  9      $  5,750
  Collateralized Mortgage Obligations                                   6,273            70             24         6,319
  Other, primarily U.S. Treasuries                                        197             1             --           198
Obligations of State and Political Subdivisions                             4            --             --             4
Debt Securities Issued by Foreign Governments                             342             1             11           332
Corporate Debt Securities                                                  27            --              2            25
Collateralized Mortgage Obligations(b)                                  2,055            20             14         2,061
Other                                                                     500             7              1           506
- - - ------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                                    $ 15,036          $220           $ 61      $ 15,195
- - - ------------------------------------------------------------------------------------------------------------------------

(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.
(b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.





B60

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1993 and 1992 were as follows:

                                                                                      GROSS          GROSS
                                                                    AMORTIZED    UNREALIZED     UNREALIZED          FAIR
DECEMBER 31, 1993 (IN MILLIONS)                                          COST         GAINS         LOSSES       VALUE(a)
- - - ------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation obligations:
  Mortgage-backed Securities                                         $  8,298         $ 349           $ 14      $  8,633
  Collateralized Mortgage Obligations                                     837             4              2           839
  Other, primarily U.S. Treasuries                                      2,400            42             17         2,425
Debt Securities Issued by Foreign Governments                           2,174            49              9         2,214
Corporate Debt Securities                                                 326            11              3           334
Collateralized Mortgage Obligations(b)                                    618             3              1           620
Other                                                                     791            --             16           775
- - - ------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Fair Value            $ 15,444         $ 458           $ 62      $ 15,840
- - - ------------------------------------------------------------------------------------------------------------------------

                                                                                      GROSS          GROSS
                                                                    AMORTIZED    UNREALIZED     UNREALIZED          FAIR
DECEMBER 31, 1992 (IN MILLIONS)                                          COST         GAINS         LOSSES       VALUE(a)
- - - ------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation obligations:
  Mortgage-backed Securities                                         $  5,204         $ 261           $ --      $  5,465
  Other, primarily U.S. Treasuries                                      1,364            38             --         1,402
Debt Securities Issued by Foreign Governments                           1,267             3              6         1,264
Corporate Debt Securities                                                 306            11             10           307
Other                                                                     249            --             13           236
- - - ------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Lower of
  Aggregate Cost or Market                                           $  8,390         $ 313           $ 29      $  8,674
- - - ------------------------------------------------------------------------------------------------------------------------

(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.
(b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

         Cash proceeds from the sales of held-to-maturity securities during 1993, 1992 and 1991 were $152 million, $3,736 million, and $8,238 million, respectively. Cash proceeds from the sale of available-for-sale securities during 1993 and 1992 were $5,352 million and $684 million, respectively. Net gains from available-for-sale securities sold in 1993 amounted to $139 million (gross gains of $178 million and gross losses of $39 million). Gross gains from held-to-maturity securities sold amounted to $3 million in 1993. Net gains from securities sold in 1992 and 1991 were $53 million (gross gains of $140 million and gross losses of $87 million) and $110 million (gross gains of $198 million and gross losses of $88 million), respectively.
         The amortized cost, estimated fair value and average yield of securities at December 31, 1993 by contractual maturity were as follows:

                                                     AVAILABLE-FOR-SALE SECURITIES                HELD-TO-MATURITY SECURITIES
MATURITIES SCHEDULE OF SECURITIES                  AMORTIZED       FAIR      AVERAGE        AMORTIZED          FAIR       AVERAGE
DECEMBER 31, 1993 (IN MILLIONS)                         COST      VALUE     YIELD(a)             COST         VALUE      YIELD(a)
- - - --------------------------------------------------------------------------------------------------------------------------------
Due in One Year or Less                             $    767  $     775         4.67%       $     97       $     97         3.17%
Due After One Year Through Five Years                  1,898      1,943         7.60           1,047          1,061         5.40
Due After Five Years Through Ten Years                 1,917      1,946         6.89             875            885         6.39
Due After Ten Years(b)                                10,862     11,176         7.00           8,089          8,245         7.15
- - - --------------------------------------------------------------------------------------------------------------------------------
Total Securities                                    $ 15,444  $  15,840         6.95%       $ 10,108       $ 10,288         6.87%
- - - ---------------------------------------------------------------------------------------------------------------------------------

(a) The average yield is based on effective rates on book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.
(b) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of the Corporation's mortgage-backed securities are due in ten years or more based on contractual maturity. The weighted-average maturity of mortgage-backed securities, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 5 years.





                                                                             B61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE FIVE

LOANS

The composition of the loan portfolio at each of the dates indicated was as follows:

                                                                  1993                                  1992
DECEMBER 31, (IN MILLIONS)                         DOMESTIC      FOREIGN        TOTAL     DOMESTIC     FOREIGN      TOTAL
- - - -------------------------------------------------------------------------------------------------------------------------
Non-LDC Loans:
Commercial and Industrial                          $ 19,000     $  6,174     $ 25,174      $23,223     $ 7,041   $30,264

Financial Institutions                                4,848        3,598        8,446        6,054       4,564    10,618
Commercial Real Estate                                7,338          601        7,939        8,103         448     8,551
Foreign Governments and Official Institutions            --        5,386        5,386           --       5,230     5,230
Consumer                                             25,798          117       25,915       23,599         347    23,946
- - - ------------------------------------------------------------------------------------------------------------------------
  Total Non-LDC Loans                                56,984       15,876       72,860       60,979      17,630    78,609
- - - ------------------------------------------------------------------------------------------------------------------------
LDC Loans(a)                                             --        2,998        2,998           --       3,896     3,896
- - - ------------------------------------------------------------------------------------------------------------------------
Total Loans                                          56,984       18,874       75,858       60,979      21,526    82,505
Unearned Income                                        (270)        (207)        (477)        (320)       (175)     (495)
- - - -------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                      $ 56,714     $ 18,667     $ 75,381      $60,659     $21,351   $82,010
- - - ------------------------------------------------------------------------------------------------------------------------

(a) LDC denotes activity related to loans to countries engaged in debt rescheduling.

         As discussed in Note Four, the Corporation adopted SFAS 115 effective December 31, 1993. Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico and Venezuela) to financial institutions, including the Corporation, as part of a debt renegotiation are subject to the provisions of SFAS 115. Such loans are classified as loans to foreign governments or as LDC loans. At December 31, 1993, $3,783 million of loans, primarily renegotiated loans, were measured under SFAS 115, including $1,962 million that are classified as held-to-maturity and that are carried at amortized cost. Pre-tax gross unrealized gains and gross unrealized losses related to these held-to-maturity loans totaled $13 million and $362 million, respectively, at December 31, 1993. Loans that were previously recorded at amortized cost and that were designated as available-for-sale at December 31, 1993 are carried at fair value in the amount of $1,821 million. Pre-tax gross unrealized gains and gross unrealized losses on these loans totaled $86 million and $122 million, respectively, and are reported net of taxes in a separate component of stockholders' equity. The fair value of loans designated as available-for-sale was calculated after consideration of the allowance for losses that would be available to cover credit losses. Substantially all foreign government and LDC loans that meet the accounting definition of a security mature in over 10 years.

RENEGOTIATED LOANS

In 1992, the Corporation exchanged $375 million of its medium- and long-term loans to the Philippines for an equal amount of uncollateralized 151/2-year interest rate reduction bonds with stated interest rates of 4% for years one through two, 5% for years three through five, 6% for year six, and LIBOR plus 13/16% for each year thereafter.
         In 1991, the Corporation exchanged $135 million of its Uruguayan medium- and long-term loans for an equal amount of 30-year interest rate reduction bonds, which have been collateralized by zero-coupon U.S. Treasury obligations and carry a fixed rate of 6.75%.
         In accordance with the Mexican debt restructuring agreement of 1990, the Corporation exchanged approximately $2,527 million of Mexican medium- and long-term loans for $663 million of 30-year principal reduction bonds, $1,515 million of 30-year interest rate reduction bonds and a $7 million contribution of new money. Principal on the bonds is collateralized by zero-coupon U.S. Treasury obligations. Principal reduction bonds carry a floating rate of interest of LIBOR plus 13/16%. Interest rate reduction bonds carry a fixed rate of 6.25%.
         In accordance with the Republic of Venezuela 1990 Financing Plan, the Corporation exchanged approximately $605 million of Venezuelan medium- and long-term loans for an equal amount





B62
of 30-year interest rate reduction bonds, which have been collateralized by zero-coupon U.S. Treasury obligations and carry a fixed interest rate of 6.75%.
         In addition, under the new money option of the Venezuelan 1990 Financing Plan, the Corporation purchased $194 million of new money bonds and then converted $968 million of existing outstandings into debt conversion bonds. Debt conversion bonds have a 17-year maturity and bear interest at a rate of LIBOR plus 7/8%. New money bonds have a 15-year maturity, and bear interest at rates ranging from LIBOR plus 7/8% to LIBOR plus 1%.
         Aside from renegotiated loans to the Philippines, Uruguay, Mexico, and Venezuela, the Corporation's remaining renegotiated loans at December 31, 1993 and 1992 were not significant.


NOTE SIX

ALLOWANCE FOR LOSSES

The table below summarizes the changes in the allowance for losses during 1993, 1992 and 1991.

YEAR ENDED DECEMBER 31, (IN MILLIONS)                                            1993             1992             1991
- - - -----------------------------------------------------------------------------------------------------------------------
Total Allowance at January 1                                                  $ 3,025           $3,275           $4,229

Non-LDC Allowance:
  Balance at January 1                                                          2,206            2,012            1,852
  Provision for Losses                                                          1,259(a)         1,365            1,345
  Gross Charge-Offs                                                            (1,405)(a)       (1,502)          (1,351)
  Recoveries                                                                      146              137              160
- - - -----------------------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                                              (1,259)          (1,365)          (1,191)
  Reallocation from LDC Allowance                                                 200              200               --
  Allowance Related to Purchased Assets                                            19(b)            --               --
  Other                                                                            (2)              (6)               6
- - - -----------------------------------------------------------------------------------------------------------------------
Total Non-LDC Allowance at December 31                                          2,423            2,206            2,012
- - - -----------------------------------------------------------------------------------------------------------------------
LDC Allowance:
  Balance at January 1                                                            819            1,263            2,377
  Provision for Losses                                                             --               --               --
  Gross Charge-Offs                                                               (67)             (99)          (1,024)
  Recoveries                                                                      197               10               12
- - - -----------------------------------------------------------------------------------------------------------------------
  Net (Charge-Offs) Recoveries                                                    130              (89)          (1,012)(c)
  Losses on Sales and Swaps                                                      (152)            (155)            (102)(c)
  Reallocation to Non-LDC Allowance                                              (200)            (200)              --
- - - -----------------------------------------------------------------------------------------------------------------------
Total LDC Allowance at December 31                                                597              819            1,263
- - - -----------------------------------------------------------------------------------------------------------------------
Total Allowance at December 31                                                $ 3,020           $3,025           $3,275
- - - -----------------------------------------------------------------------------------------------------------------------

(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages.
(b) Related to the First City Banks acquisition.
(c) Includes $895 million of net charge-offs and $7 million of losses on sales and swaps related to Brazilian loans.

         During each of 1993 and 1992, the Corporation transferred $200 million of the allowance for losses allocated to the LDC portfolio to the non-LDC portion of the allowance. The reallocations reflect the Corporation's ongoing analysis and evaluation of its LDC loan portfolio, including the finalization of the Argentine financing program and progress in debt negotiations with Brazil. In addition, during 1993, the Corporation specifically allocated a portion of the LDC allowance to Brazilian outstandings as a result of the Corporation's evaluation of its refinancing country portfolio and in consideration of recent recommendations of the Interagency Country Exposure Review Committee. The LDC allowance allocated to Brazil was $82 million at December 31, 1993.





                                                                             B63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE SEVEN

NONPERFORMING ASSETS

The Corporation's nonperforming assets were as follows:

NONPERFORMING ASSETS
DECEMBER 31, (IN MILLIONS)                                         1993      1992
- - - ---------------------------------------------------------------------------------
Total Domestic Nonperforming Loans                               $1,698    $2,974
Total Foreign Nonperforming Loans,
  excluding LDC                                                     271       494
- - - ---------------------------------------------------------------------------------
Total Nonperforming Loans, excluding LDC                          1,969     3,468
Total LDC Nonperforming Loans                                       622     1,348
- - - ---------------------------------------------------------------------------------
Total Nonperforming Loans                                         2,591     4,816
Assets Acquired as Loan Satisfactions
  (primarily Real Estate)                                           934     1,276
- - - ---------------------------------------------------------------------------------
Total Nonperforming Assets                                       $3,525    $6,092
- - - ---------------------------------------------------------------------------------

         Certain assets ("shared loss assets") acquired from First City are subject to the loss-sharing provisions of the Purchase and Assumption Agreements between the FDIC and Texas Commerce relating to the First City Banks based in Houston and Dallas/Ft. Worth. These agreements provide that, for a period of five years following the acquisition, the FDIC will absorb 80% of future losses arising from such shared loss assets up to $61 million from the Houston bank and $21 million from the Dallas/Ft. Worth bank and 95% of losses in excess of such respective amounts. Shared loss assets are certain specified commercial and real estate loans acquired by Texas Commerce at those two banks. At December 31, 1993, nonperforming shared loss assets were $98 million. Such assets are not included in the amount of nonperforming assets in the table above.
         The following table presents the amount of interest income recorded by the Corporation on its nonaccrual and renegotiated loans (including LDC loans) and the amount of interest income on the carrying value of such loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates).

IMPACT OF NONPERFORMING LOANS ON INTEREST INCOME

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993     1992       1991
- - - -------------------------------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate                               $180     $254       $346
Interest That Was Recognized in Income                              (38)     (28)        --
- - - -------------------------------------------------------------------------------------------
Negative Impact-Domestic                                            142      226        346
- - - -------------------------------------------------------------------------------------------
Foreign:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate                                 54      161        206
Interest That Was Recognized in Income                              (85)     (94)      (141)
- - - -------------------------------------------------------------------------------------------
Negative (Positive) Impact-Foreign                                  (31)      67         65
- - - -------------------------------------------------------------------------------------------
Total Negative Impact on Interest Income                           $111     $293       $411
- - - -------------------------------------------------------------------------------------------


NOTE EIGHT

SHORT-TERM AND OTHER BORROWINGS

(IN MILLIONS)                                                      1993      1992      1991
- - - -------------------------------------------------------------------------------------------
Federal funds purchased and securities
sold under repurchase agreements:
Balance at year end                                             $12,857   $15,051  $ 16,213
Average balance during the year(a)                               15,461    15,658    19,354
Maximum month-end balance                                        16,071    17,594    23,495
Weighted-average rate at
  December 31                                                      2.85%     3.23%     4.81%
Weighted-average rate during the year                              3.05%     3.98%     6.05%
- - - -------------------------------------------------------------------------------------------
Commercial paper:
Balance at year end                                             $ 2,423   $ 2,377  $  2,159
Average balance during the year(a)                                2,438     2,190     2,252
Maximum month-end balance                                         2,764     2,377     2,736
Weighted-average rate at
  December 31                                                      2.81%     3.51%     5.10%
Weighted-average rate during the year                              3.42%     3.92%     6.46%
- - - -------------------------------------------------------------------------------------------
Other borrowings:
Balance at year end                                             $ 9,485   $ 5,643  $  7,836
Average balance during the year(a)                                6,663     6,376     8,343
Maximum month-end balance                                        11,501    12,188    10,491
Weighted-average rate at
  December 31                                                      8.31%     8.10%    10.59%
Weighted-average rate during the year                              6.56%     8.17%     8.75%
- - - -------------------------------------------------------------------------------------------

(a) Average balances were computed using daily balances.

Federal funds purchased and securities sold under repurchase agreements are generally issued on an overnight or demand basis. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes and various other borrowings in domestic and foreign offices that generally have maturities of less than one year.
         At December 31, 1993, the Corporation had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $750 million.





B64

NOTE NINE

LONG-TERM DEBT
                                                           UNDER            DUE         DUE     OVER       1993          1992
BY REMAINING MATURITY AT DECEMBER 31, (IN MILLIONS)       1 YEAR      1-5 YEARS  6-15 YEARS 15 YEARS       TOTAL         TOTAL
- - - ------------------------------------------------------------------------------------------------------------------------------
Chemical Banking Corporation:
Parent Company:
  Fixed Rate                                              $  247        $   633     $ 1,554     $--      $ 2,434       $ 2,184
  Variable Rate                                              690          1,958         346      --        2,994         2,851
- - - ------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                 937          2,591       1,900      --        5,428         5,035
- - - ------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
  Fixed Rate                                                  37            106       1,046      --        1,189           552
  Variable Rate                                              690            455         400      30        1,575         1,211
- - - ------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                 727            561       1,446      30        2,764         1,763
- - - ------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                      $1,664        $ 3,152     $ 3,346     $30      $ 8,192(a)     $6,798(a)
- - - ------------------------------------------------------------------------------------------------------------------------------

(a) Includes subordinated notes in aggregate principal amounts of $3.8 billion and $3.1 billion at December 31, 1993 and 1992, respectively.

         The accompanying table is a summary of long-term debt (net of unamortized original issue debt discount, where applicable) displayed by remaining maturity at December 31, 1993. The distribution by remaining maturity is based on contractual maturity or the earliest date on which the debt is redeemable at the option of the holder.
         Fixed-rate debt outstanding at December 31, 1993 matures at various dates through 2008 at interest rates ranging from 3.26% to 11.83%. The consolidated weighted-average interest rates on fixed-rate debt at December 31, 1993 and 1992 were 8.03% and 8.70%, respectively. Variable-rate debt outstanding, with interest rates ranging from 3.32% to 6.67% at December 31, 1993, matures at various dates through 2011. The consolidated weighted-average interest rates on variable-rate debt at December 31, 1993 and 1992 were 3.94% and 4.60%, respectively.
         Included in long-term debt are equity commitment notes and equity contract notes totalling $923 million and $1,826 million at December 31, 1993 and 1992, respectively.
         Equity commitment notes require that the Corporation issue, prior to their maturity, shares of common stock or perpetual preferred stock or other securities of the Corporation (collectively, "Capital Securities") approved by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") equal to 100% of the original aggregate principal amount of the notes.
         Equity contract notes require the Corporation to exchange the notes at maturity for Capital Securities with a market value equal to the principal amount of the notes or, at the Corporation's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of Capital Securities.
         At December 31, 1993, the Corporation had designated proceeds from the sale of Capital Securities in an amount sufficient to satisfy fully the dedication requirements of its equity commitment and equity contract notes.
         The Corporation has guaranteed several long-term debt issues of its subsidiaries. Such guaranteed debt totaled $300 million and $291 million at December 31, 1993 and 1992, respectively.
         At December 31, 1993, long-term debt aggregating $640 million was redeemable at the option of the Corporation, in whole or in part, prior to maturity, based on the terms specified in the respective notes.
         The Corporation's aggregate amounts of maturities and sinking fund requirements for the five years subsequent to December 31, 1993 are $1,664 million in 1994, $1,167 million in 1995, $701 million in 1996, $679 million in 1997 and $605 million in 1998.


NOTE TEN

PREFERRED STOCK

At December 31, 1993, the Corporation was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. During 1993, the Corporation redeemed all 3.87 million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series E, at a redemption price of $51.50 per share plus accrued but unpaid dividends; all four million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series F, at a redemption price of $50.00 per share plus accrued but unpaid dividends; and all two million outstanding shares of its 103/4% Cumulative Preferred Stock, at a redemption price of $105.375 per share plus accrued but unpaid dividends. Two issues of preferred stock totaling $400 million were issued during 1993. At December 31, 1993, four million shares of preferred stock designated as Junior Participating Preferred Stock were reserved for issuance under the Corporation's Shareholders' Rights Plan (see Note Twentythree).
         During 1992, the Corporation redeemed all 3.83 million outstanding shares of its Adjustable Rate Cumulative Preferred





                                                                             B65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Stock, Series A, all 2 million outstandings shares of its Adjustable Rate Cumulative Preferred Stock, Series B, and also retired all 170,000 shares of preferred stock that were held in treasury.
         The following is a summary of the Corporation's preferred stocks outstanding at December 31, 1993:

                                                                                              DIVIDEND RATES
                                                                                 ---------------------------------------
                                                               SHARES
DECEMBER 31, 1993                                         OUTSTANDING          MAXIMUM          MINIMUM         CURRENT
- - - -----------------------------------------------------------------------------------------------------------------------
Adjustable Rate Cumulative, Series C(a)                    33,647,591           11.50%            5.50%            5.50%
  (Stated Value $12.00)
10.96% Cumulative(b)                                        4,000,000           10.96            10.96            10.96
  (Stated Value $25.00)
10% Convertible(c)                                          4,000,000           10.00            10.00            10.00
  (Stated Value $50.00)
83/8% Cumulative(d)                                        14,000,000            8.38             8.38             8.38
  (Stated Value $25.00)
7.92% Cumulative(e)                                         2,000,000            7.92             7.92             7.92
  (Stated Value $100.00)
7.58% Cumulative(f)                                         2,000,000            7.58             7.58             7.58
  (Stated Value $100.00)
7.50% Cumulative(g)                                         2,000,000            7.50             7.50             7.50
  (Stated Value $100.00)
- - - -----------------------------------------------------------------------------------------------------------------------

(a) Shares may be redeemed (at option of the Corporation) in whole or in part through May 1, 1997 at $12.36 per share and at $12.00 per share thereafter.
(b) Shares may be redeemed (at option of the Corporation) in whole or in part on or after June 30, 2000 at $25.00 per share.
(c) Shares may be redeemed (at option of the Corporation) from May 1, 1995 at $53.00 per share, and at decreasing prices thereafter declining to $50.00 per share on May 1, 2001 and thereafter. The shares are convertible at any time at the option of the holder into shares of common stock at a conversion price equal to $26.20, subject to adjustments as set forth in the terms of the preferred stock.
(d) Shares were issued in 1992 and may be redeemed (at the option of the Corporation) from June 1, 1997 at $25.00 per share.
(e) Shares were issued in 1992 and may be redeemed (at the option of the Corporation) from October 1, 1997 at $100 per share. Such shares are represented by 8,000,000 depositary shares, each representing .25 of a share.
(f) Shares were issued in 1993 and may be redeemed (at the option of the Corporation) from April 1, 1998 at $100 per share. Such shares are represented by 8,000,000 depositary shares, each representing .25 of a share.
(g) Shares were issued in 1993 and may be redeemed (at the option of the Corporation) from June 1, 1998 at $100 per share. Such shares are represented by 8,000,000 depositary shares, each representing .25 of a share.

         The dividend rate on the Adjustable Rate Cumulative Preferred Stock, Series C, is adjusted quarterly based on a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set. All the preferred stocks outstanding have preference over the Corporation's common stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Corporation.


NOTE ELEVEN

COMMON STOCK

At December 31, 1993, the Corporation was authorized to issue 400 million shares of common stock, $1 par value per share. At December 31, the number of shares of common stock issued and outstanding were as follows:

                          1993           1992          1991
- - - -----------------------------------------------------------
Issued             253,397,864    247,323,972   182,978,555
Held in Treasury      (515,782)      (515,782)     (527,102)
- - - -----------------------------------------------------------
Outstanding        252,882,082    246,808,190   182,451,453
- - - -----------------------------------------------------------

         As of December 31, 1993, approximately 18,472,629 shares of common stock were reserved for issuance under various employee incentive and stock purchase plans and under the Corporation's Dividend Reinvestment Plan. In addition, as of such date, the Corporation had reserved 7,700,000 shares of common stock for issuance upon the conversion of its 10% Convertible Preferred Stock.
         Under the Corporation's Dividend Reinvestment Plan, stockholders may reinvest all or part of their quarterly dividends in shares of common stock.
         Common stock issued during 1993, 1992 and 1991 was as follows:

                                                        1993            1992           1991
- - - -------------------------------------------------------------------------------------------
Public Offerings                                   3,800,000      57,500,000             --
Mandatory Stock
  Purchase Contracts                                      --       2,842,299             --
Dividend Reinvestment
  and Stock Purchase Plans                           539,919       1,108,523      3,505,199
Class B Common
  Stock Conversion                                        --       1,014,064             --
Employee Benefit and
  Compensation Plans                               1,733,973       1,891,851      1,649,409
- - - -------------------------------------------------------------------------------------------
Total Shares Issued                                6,073,892      64,356,737      5,154,608
- - - -------------------------------------------------------------------------------------------





B66

NOTE TWELVE

FEES FOR OTHER BANKING SERVICES AND OTHER REVENUE

Details of fees for other banking services were as follows:

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992      1991
- - - -------------------------------------------------------------------------------------------
Fees in Lieu of Compensating Balances                            $  209   $   212    $  196
Credit Card Services Revenue                                        238       210       214
Commissions on Letters of Credit
  and Acceptances                                                   155       162       166
Loan Commitment Fees                                                 90        81        74
Mortgage Servicing Fees                                              63        57        51
Other                                                               312       318       258
- - - -------------------------------------------------------------------------------------------
Total Fees for Other Banking Services                            $1,067   $ 1,040    $  959
- - - -------------------------------------------------------------------------------------------

         In 1992, the Corporation reclassified the amortization of purchased mortgage servicing rights from other expenses to fees for other banking services. Such amounts are recorded as reductions to mortgage servicing fees. Prior period amounts have been restated to conform with the 1992 presentation.

Other Revenue: Included in other revenue was venture capital income of $301 million in 1993, compared with $100 million in 1992 and $66 million in 1991. Also included in other revenue in 1993 were $179 million of gains related to the sale of Argentine past-due interest bonds and $152 million related to the sale of Brazilian interest-due-and-unpaid bonds.


NOTE THIRTEEN

POSTRETIREMENT BENEFITS

Pension Plans: The Corporation amended its noncontributory pension plan as of January 1, 1993 (the "noncontributory plan"). It covers substantially all domestic employees and provides for defined benefits pursuant to a cash balance feature and a final-average-pay feature. Contributions will be made to the noncontributory plan within the range of levels permitted under applicable law. Through December 31, 1992, employees of the Corporation and the former MHC had separate noncontributory pension plans that covered substantially all domestic employees who satisfied minimum age and length-of-service requirements (the "prior domestic plans"). Both prior domestic plans provided a defined benefit that was determined based on years of service and either annual compensation during employment or a percentage of qualifying compensation during final years of employment. Certain benefits accrued under such prior domestic plans are added to benefits accrued after January 1, 1993 under the noncontributory plan.
         The Corporation also maintains a number of pension plans in foreign jurisdictions covering the employees of certain foreign operations. A new defined contribution plan was adopted in 1992 for United Kingdom employees. Contributions are made to the foreign plans in accordance with local plan and legal requirements.
         The accompanying tables present the aggregate funded status and the net asset amounts recognized in the Consolidated Balance Sheet and the components of net pension expense recognized in the Consolidated Statement of Income for those plans in effect at the respective dates that had assets in excess of benefit obligations. At December 31, 1993, the assumptions used to determine the actuarial present value of the benefit obligation included: a 7.5% discount rate and a 5% annual rate of increase in future compensation. For 1993 expense, an 8.75% discount rate, a 6% annual rate of increase in future compensation and a 9.5% annual long-term rate of return on plan assets were assumed. The 1992 and 1991 amounts in the accompanying tables reflect the following weighted-average assumptions: discount rates of 8.75% in 1992 and 8.5% to 9.5% in 1991; annual rates of increase in future compensation of 6% in both 1992 and 1991; and annual long-term rates of return on plan assets of 9.5% in 1992, and 9% to 10% in 1991.

FUNDED STATUS OF PENSION PLANS

DECEMBER 31, (IN MILLIONS)                                                   1993      1992
- - - -------------------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligation:
  Accumulated Benefit Obligation
    Vested Benefits                                                        $(753)    $ (613)
    Nonvested Benefits                                                       (73)       (47)
  Additional Benefits Based on Future
    Salary Levels                                                           (185)      (155)
- - - -------------------------------------------------------------------------------------------
Projected Benefit Obligation for Service
  Rendered to Date                                                         (1,011)     (815)
Plan Assets at Fair Value, primarily Listed
  Stocks, U.S. Bonds and Commingled Funds                                   1,373     1,274
- - - -------------------------------------------------------------------------------------------
Plan Assets in Excess of Projected Benefit
  Obligation                                                                  362       459
Unrecognized Net Loss                                                         146        16
Unrecognized Net Asset                                                        (72)      (74)
Unrecognized Prior Service (Benefit) Cost                                     (27)       30
- - - -------------------------------------------------------------------------------------------
Prepaid Pension Cost Included in Other Assets                               $ 409    $  431
- - - -------------------------------------------------------------------------------------------

         In 1993, the changes in the benefits design in connection with the noncontributory pension plan resulted in significantly higher net periodic pension expense. The increase in the unrecognized net loss at December 31, 1993 resulted primarily from the change in assumptions. Amortization of the loss in excess of a 10% corridor will result in an increase in expense in 1994 and subsequent years. In addition, the assumed annual long-term rate of return on plan assets will be lowered to 8.5% in 1994.





                                                                             B67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In 1992, the Corporation recognized a one-time, pre-tax charge of $41 million relating to costs incurred in combining the Corporation's employee benefit plans. The $41 million included: $17 million of special-window termination benefits, net of settlement and curtailment gains, that related to the prior domestic plans; and a $24 million cost for restructuring plans covering United Kingdom employees.

COMPONENTS OF NET PENSION EXPENSE

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992      1991
- - - -------------------------------------------------------------------------------------------
Cost of Benefits Earned During
  the Year                                                      $    87     $  60      $ 64
Interest Cost on Projected Benefit
  Obligation                                                         69        70        62
Actual Gain on Plan Assets                                         (157)     (151)     (223)
Net Amortization and Deferral                                        24        24       106
- - - -------------------------------------------------------------------------------------------
Net Periodic Pension Expense                                     $   23     $   3     $   9
Special-Window Termination Benefits                                  --        37        --
Net Curtailment and Settlement Loss                                  --         4        --
Dividend Income Recognized                                           --        (9)       --
- - - -------------------------------------------------------------------------------------------

         The Corporation also has several defined benefit plans that it has elected not to prefund fully based on plan and legal requirements. At each of December 31, 1993 and 1992, the Corporation's accrued liability related to those plans totaled $43 million and $37 million, respectively, and expense was $8 million in both 1993 and 1992.

Postretirement Benefits Other Than Pensions: The Corporation provides postretirement health care and life insurance benefits to substantially all domestic employees hired prior to April 15, 1992 who meet certain age and length-of-service requirements at retirement. The amount of benefits provided varies with length of service and date of hire. The Corporation has not prefunded these benefits.
         Effective January 1, 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires recognition, during the years of the employees' active service, of the employer's expected cost and obligation of providing postretirement health care and other postretirement benefits other than pensions to employees and eligible dependents.
         The Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 via a one-time pre-tax charge of $415 million. During 1993, the Corporation accrued $38 million of periodic expense, which was comprised of $35 million of interest and $3 million related to the cost of benefits earned during the year. Of the $38 million, $31 million related to current retirees. Through December 31, 1992, the Corporation recognized the costs of providing postretirement benefits on a cash basis. In 1992, the Corporation recognized cash-basis costs of $22 million.
         At December 31, 1993, the Corporation's accumulated benefit obligation totaled $481 million, of which $419 million related to current retirees, with the remainder attributable to active employees. After consideration of an unrecognized net loss of $68 million, the accrued obligation included in accounts payable and accrued expenses on the Consolidated Balance Sheet at December 31, 1993 totaled $413 million. The unrecognized net loss in excess of a 10% corridor will be amortized commencing in 1994; however, the increase in expense resulting from such amortization will be offset by lower interest cost. As of December 31, 1993, a 7.5% discount rate was used to determine the actuarial present value of the benefit obligation. A 9% rate was used to compute the 1993 interest expense. The assumed medical benefits cost trend rate was 15% for 1993, declining by 1% per year to a floor of 6%. The effect of a 1% increase in the assumed medical-benefits cost trend rate would be to increase the December 31, 1993 accumulated obligation and related periodic expense by approximately 10%.


NOTE FOURTEEN

EMPLOYEE STOCK INCENTIVE PLANS

In 1992, the Corporation adopted a new, consolidated stock incentive plan (the "current plan"). The current plan provides for stock-based awards, including stock options and restricted stock. The former plans of the Corporation and MHC generally provided for similar types of awards. The following discussion applies to outstanding awards issued under all of the Corporation's current and former employee stock incentive plans (the "plans").
         At each of December 31, 1993 and 1992, 223,365 and 587,653 shares, respectively, of the Corporation's common stock were reserved for issuance and available for future awards under the current plan.
         Stock options are issued at prices at least equal to the market value of the Corporation's common stock on the grant date. Under generally accepted accounting principles, no expense is currently required to be recognized in conjunction with options granted or exercised; amounts received upon the exercise of options are recorded as common stock and capital surplus. Options generally expire ten years after the grant date. Options cannot be exercised until one year after the grant date and generally become exercisable over various periods as determined in the grant. At December 31, 1993, stock options covering 4,616,083 shares of the Corporation's common stock were exercisable under the plans.





B68

         Restricted stock is issued and valued as of the grant date, and the value is amortized to compensation expense over the restriction period. During 1993 and 1992, 48,500 and 28,500 shares, respectively, of restricted stock were issued under the current plan.
         The following table presents a summary of the aggregate options transactions which occurred under all of the Corporation's plans during 1993 and 1992.

                                                                    1993                                 1992
                                                        NUMBER OF                             NUMBER OF
YEAR ENDED DECEMBER 31,                                   OPTIONS         OPTION PRICE          OPTIONS      OPTION PRICE
- - - -------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                          8,825,955      $10.88 --$42.21        5,831,991   $10.88 --$42.21
Granted                                                 4,063,150       38.06 -- 43.13        4,718,825    27.56 -- 38.88
Exercised                                               1,250,019       10.88 -- 42.21        1,401,156    10.88 -- 33.33
Cancelled                                                 198,538       10.88 -- 43.13          323,705    10.88 -- 42.21
- - - -------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31                       11,440,548      $10.88 --$43.13        8,825,955   $10.88 --$42.21
- - - -------------------------------------------------------------------------------------------------------------------------


NOTE FIFTEEN

RESTRUCTURING CHARGES AND OTHER EXPENSE

In 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and MHC and, as a result, included in noninterest expense a charge of $115 million. The charge is related principally to changes in the Corporation's facilities plans since the merger announcement and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. At December 31, 1993, the merger reserve balance was approximately $80 million.
         The Corporation's Texas Commerce subsidiary incurred a restructuring charge of $43 million in 1993 in connection with the acquisition of assets and assumption of liabilities of the First City Banks from the FDIC. The restructuring charge is being utilized for expenses associated with cost-saving actions arising from the acquisition. These actions include the consolidation of operations and the elimination of redundant expenses.
         In 1991, in connection with the merger with MHC, the Corporation incurred a pre-tax restructuring charge of $625 million, principally for expenses associated with staff reductions and office consolidations.

Other Expense: Included in other expense were FDIC assessments of $175 million in 1993, compared with $159 million in 1992 and $143 million in 1991. Professional services expense in 1993 was $193 million compared with $196 million in 1992 and $213 million in 1991, and marketing expense in 1993 was $187 million compared with $111 million in 1992 and $100 million in 1991.


NOTE SIXTEEN

INCOME TAXES

The Corporation adopted SFAS 109 as of January 1, 1993 and, after taking into account the additional tax benefits associated with the adoption of SFAS 106 (see Note Thirteen), the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share). Prior-years' financial statements have not been restated to apply the provisions of SFAS 109.
         Prior to 1993, the Corporation followed Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"). The primary difference between SFAS 109 and SFAS 96 is that SFAS 96 precluded the recognition of deferred tax assets the realization of which was dependent on taxable earnings of future years. SFAS 109 requires recognition of such deferred tax assets except where, in management's judgement, the realization of such tax benefits appears unlikely.
         The cumulative effect adjustment upon adoption of SFAS 109 was less than the unrecognized benefits available at December 31, 1992 because of the timing of anticipated future income, tax law limitations on the utilization of tax-attribute carryovers, and the recognition of losses at the two predecessor institutions in recent years.
         A valuation reserve was established as of January 1, 1993, in accordance with the requirements of SFAS 109, for tax benefits available to the Corporation but for which realization was in doubt. The Corporation's valuation reserve for Federal taxes of $452 million upon adoption of SFAS 109, as restated for the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), was reevaluated and reduced by $331 million during 1993 due to the strength of the Corporation's earnings. The remaining Federal valuation reserve of $121 million relates to tax benefits





                                                                             B69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



which are subject to tax law limitations on realization. At this time, the Corporation believes that realization of these benefits is sufficiently in doubt to preclude recognition in accordance with the criteria of SFAS 109.
         Additionally, a valuation reserve approximating $148 million was established as of January 1, 1993 against all New York State and City deferred tax assets. Because of the lack of any loss carryover provision under New York statutes, the Corporation is uncertain at this time whether these tax benefits can be realized. The Corporation has recorded deferred New York State and City tax liabilities of approximately $202 million, after valuation reserve, as of December 31, 1993. Foreign deferred taxes are not material.
         On August 10, 1993, President Clinton signed OBRA, which increased the corporate Federal tax rate from 34% to 35% retroactive to January 1, 1993. The impact on current and deferred tax assets and liabilities resulted in a decrease in the Corporation's tax expense of approximately $8 million.
         Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, 1993 are reflected in the following table.

DECEMBER 31, (IN MILLIONS)                                                 1993
- - - -------------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for credit losses                                             $  784
  Reserves other than credit losses                                         396
  Interest and fee accrual differences                                      225
  Tax credits and foreign losses not currently utilizable                   166
  Non-pension retirement benefits                                           145
  Other                                                                     147
- - - -------------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                                        $1,863
- - - -------------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing transactions                                                   $  634
  Pension benefits                                                          137
  Depreciation and amortization                                             131
  Market value adjustments                                                  110
  Other                                                                     161
- - - -------------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                                   $1,173
- - - -------------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve                             $  121
- - - -------------------------------------------------------------------------------
Net Federal Deferred Tax Asset After Valuation Reserve                   $  569
- - - -------------------------------------------------------------------------------

         The components of income tax expense included in the Consolidated Statement of Income were as follows:

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992      1991
- - - -------------------------------------------------------------------------------------------
Current Income Tax Expense (Benefit):
Federal                                                          $  360     $  75     $ (68)
Foreign                                                             201        70        84
State and Local                                                     203        36        72
- - - -------------------------------------------------------------------------------------------
Total Current                                                       764       181        88
- - - -------------------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                                            (229)       --        48
Foreign                                                             (17)       (6)        4
State and Local                                                      21        68        (4)
- - - -------------------------------------------------------------------------------------------
Total Deferred                                                     (225)       62        48
- - - -------------------------------------------------------------------------------------------
Total Income Tax Expense                                         $  539     $ 243     $ 136
- - - -------------------------------------------------------------------------------------------

         Not reflected in the accompanying table are the tax effects of foreign currency translation adjustments related to the hedging of foreign net investments. Because the functional currency used in the hedging of foreign investments is not the U.S. dollar, the tax effects are recorded directly in stockholders' equity and are not included in consolidated income. These tax effects amounted to a decrease of $2 million in 1993 and $4 million in 1992 and an increase of $4 million in 1991. Additionally, the tax effects of SFAS 115 on unrealized gains and losses, with respect to available-for-sale securities, are recorded directly in stockholders' equity and in 1993 amounted to a decrease of $145 million.
         The tax expense applicable to securities gains and losses for the years 1993, 1992 and 1991 was $62 million, $17 million and $31 million, respectively.
         A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

RECONCILIATION OF STATUTORY TAX TO TAX EXPENSE

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993      1992      1991
- - - -------------------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense                               $  738     $ 452     $  99
Increase (Decrease) in Taxes
  Resulting From:
Settlement of Prior Years' Federal
  Income Taxes                                                       --        --       (55)
(Recognized) Unrecognized Tax
  Benefits                                                         (331)     (278)       50
Tax-Exempt Interest and Dividends                                   (34)      (37)      (43)
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                                        145        69        45
Nondeductible Expense                                                24        21        20
Foreign Operations                                                    4        13        33
Other--Net                                                           (7)        3       (13)
- - - -------------------------------------------------------------------------------------------
Total Income Tax Expense                                         $  539     $ 243     $ 136
- - - -------------------------------------------------------------------------------------------





B70

         The following table presents the domestic and foreign components of income before income taxes for the past three years.

DOMESTIC AND FOREIGN COMPONENTS OF INCOME

YEAR ENDED DECEMBER 31, (IN MILLIONS)            1993     1992    1991
- - - ----------------------------------------------------------------------
Domestic                                      $ 1,783   $  997    $340
Foreign(a)                                        325      332     (50)
- - - ----------------------------------------------------------------------
Income Before Income Taxes                    $ 2,108   $1,329    $290
- - - ----------------------------------------------------------------------

(a) For purposes of this disclosure, foreign income is defined by Securities and Exchange Commission regulations as income generated from operations located outside the United States.


NOTE SEVENTEEN

RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Corporation with various Federal Reserve Banks was $1 billion during both 1993 and 1992.
         Restrictions imposed by Federal law prohibit the Corporation and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to the Corporation or to each of certain other affiliates generally are limited to 10% of the banking subsidiary's capital and surplus; the aggregate amount of all such loans is limited to 20% of the banking subsidiary's capital and surplus.
         The principal sources of the Corporation's income are dividends and interest from Chemical Bank and the other banking and non-banking subsidiaries of the Corporation. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Under such limitations, dividend payments by such banks are limited to the lesser of
(i) the amount of "undivided profits then on hand" (as defined) less the amount of "bad debts" (as defined) in excess of the allowance for losses and (ii) absent regulatory approval, an amount not in excess of "net profits" (as defined) for the current year plus "retained net profits" (as defined) for the preceding two years. Non-bank subsidiaries of the Corporation are not subject to such limitations.
         At December 31, 1993, in accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends of approximately $1.7 billion to their respective bank holding companies, plus an additional amount equal to their net profits from January 1, 1994 through the date of any such dividend payment.
         In addition to dividend restrictions, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.


NOTE EIGHTEEN

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Derivatives and Foreign Exchange Products: In the normal course of its business, the Corporation utilizes various financial instruments to meet the financing needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. Derivatives and foreign exchange transactions involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle.
         The Corporation controls the credit risk arising from derivative and foreign exchange transactions by using the same credit procedures when entering into such transactions as it does for traditional lending products. The credit approval process involves first evaluating each counterparty's creditworthiness, then assessing the applicability of derivative instruments to the risks the counterparty is attempting to manage and determining if there are specific transaction characteristics which alter the risk profile. If collateral is deemed necessary to reduce credit risk, the amount and nature of the collateral obtained is based





                                                                             B71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



on management's credit evaluation of the customer. Collateral held varies but may include cash, investment securities, accounts receivable, inventory, property, plant and equipment, and real estate.
         The market risk associated with derivatives and foreign exchange products, the prices of which are constantly fluctuating, is regulated by imposing strict limits as to the types, amounts and degree of risk that traders may undertake. These limits are approved by senior management, and the risk positions of traders are reviewed on a daily basis to monitor compliance with the limits.
         The notional principal of derivatives and foreign exchange products is the amount upon which interest and other payments in a transaction are based. For derivative transactions, the notional principal typically does not change hands; it is simply a quantity that is used to calculate payments. While notional principal is the most commonly used volume measure in the derivatives and foreign exchange markets, it is not a measure of credit exposure. The Corporation believes that the true measure of credit exposure is the replacement cost (the cost to replace the contract at current market rates should the counterparty default prior to the settlement date). This is also referred to as the mark-to-market exposure amount.
         Overall counterparty credit risk assumed by the Corporation is substantially reduced through master netting agreements. The Corporation enters into master netting agreements which permit the Corporation to offset the mark-to-market exposure for derivative or foreign exchange contracts with the same counterparty. During 1993, the Corporation began to expand the number of master netting agreements for all of its instruments executed with its counterparties.
         Credit exposure not recorded on the consolidated balance sheet at each of December 31, 1993 and 1992 is summarized in the following table. The amount of mark-to-market exposure presented for 1993 takes into account the effects of master netting agreements in effect at December 31, 1993.

DECEMBER 31, (IN BILLIONS)                 1993        1992
- - - -----------------------------------------------------------
Credit Exposure:
  Interest Rate Contracts                 $ 8.6       $ 7.5
  Foreign Exchange Contracts                8.1        14.9
  Stock Index Option and Commodity
    Contracts                               0.2         0.6
- - - -----------------------------------------------------------
Total Credit Exposure                      16.9        23.0
Less: Amounts Recorded as Assets on
  Consolidated Balance Sheet                3.3         2.3
- - - -----------------------------------------------------------
Credit Exposure Not Recorded on the
  Consolidated Balance Sheet              $13.6       $20.7
- - - -----------------------------------------------------------

         The Corporation's actual credit losses arising from such transactions have been immaterial during 1993, 1992 and 1991.
         The following table summarizes the aggregate notional amounts of interest rates and foreign exchange contracts as of December 31, 1993 and 1992. The table should be read in conjunction with the preceding narrative as well as the descriptions of these products and their risks immediately following.

OFF-BALANCE SHEET INSTRUMENTS-DERIVATIVES
AND FOREIGN EXCHANGE INSTRUMENTS                                               1993                                  1992
                                                                    CONTRACT/NOTIONAL AMOUNTS
DECEMBER 31, (IN MILLIONS)                                      TRADING         ALM(a)           TOTAL              TOTAL
- - - -------------------------------------------------------------------------------------------------------------------------
Financial Instruments, the Credit Risk of Which is
  Represented by Other Than Notional or Contract Amounts:
Interest Rate Contracts:
  Futures and Forward Rate Agreements                      $    780,418      $  14,004     $   794,422         $  545,907
  Interest Rate Swaps                                           630,537         37,381         667,918            389,685
  Purchased Options                                              87,465         26,269         113,734             60,192
  Written Options                                               145,976         19,316         165,292             70,570
- - - -------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts (Notional Amount)            $  1,644,396      $  96,970     $ 1,741,366         $1,066,354
- - - -------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts:
  Spot, Forward and Futures Contracts                      $    656,984      $  11,003     $   667,987         $  491,313
  Purchased Options                                              21,888             --          21,888             17,336
  Written Options                                                23,697             --          23,697             18,217
  Cross-Currency Interest Rate Swaps                             18,224            358          18,582             22,097
- - - -------------------------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts (Notional Amount)         $    720,793      $  11,361     $   732,154         $  548,963
- - - -------------------------------------------------------------------------------------------------------------------------
Total Stock Index Options and Commodity Derivative
  Contracts (Notional Amount)                              $      5,751      $      --     $     5,751         $    5,502
- - - -------------------------------------------------------------------------------------------------------------------------
Total Off-Balance Sheet Instruments (Notional Amount)      $  2,370,940      $ 108,331     $ 2,479,271         $1,620,819
- - - -------------------------------------------------------------------------------------------------------------------------

(a) ALM: Asset/Liability Management.





B72

         The Corporation deals in interest-rate and foreign exchange contracts to generate fee income and trading revenues and also utilizes interest rate contracts to manage its own asset/liability risk.
         Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. Cross-currency interest rate swaps are contracts that involve the exchange of both interest and principal amounts in two different currencies. The risks inherent in interest rate and cross currency swap contracts are the potential inability of a counterparty to meet the terms of each contract and the risk associated with changes in the market values of the underlying interest rates. To reduce its exposure to market risk, the Corporation may enter into offsetting positions.
         Interest rate options, which include caps and floors, are contracts which transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate caps, floors, and other options, the Corporation receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Foreign currency options are similar to interest rate option contracts, except that they are based on currencies instead of interest rates. To reduce its exposure to market risk related to writing or purchasing options the Corporation may enter into offsetting positions.
         Forward rate agreements are contracts to exchange payments on a certain future date, based on a market change in interest rates from trade date to contract maturity date. The maturity of these agreements is typically less than two years. To reduce its exposure to market risk, the Corporation may enter into offsetting positions.
         Foreign exchange contracts are contracts for the future receipt or delivery of foreign currency at previously agreed upon terms. The risks inherent in these contracts are the potential inability of a counterparty to meet the terms of each contract and the risk associated with changes in the market values of the underlying currencies. To reduce its exposure to market risk, the Corporation may enter into offsetting positions.
         Futures and forwards are contracts for the delayed delivery of securities or money market instruments in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent in futures is the risk that the exchange may default. Futures contracts settle in cash daily and, therefore, there is minimal credit risk to the Corporation. The credit risk inherent in forwards arises from the potential inability of counterparties to meet the terms of their contracts. Both futures and forwards are also subject to the risk of movements in interest rates or the value of the underlying securities or instruments.
         The Corporation enters into other contracts such as stock index option contracts and commodity contracts. Stock index option contracts are contracts to pay or receive cash flows from counterparties based upon the increase or decrease in the underlying index. Commodity contracts include swaps, caps and floors and are similar to interest rate contracts, except that they are based on commodity indices instead of interest rates.
         The Corporation also enters into transactions involving "when-issued securities". When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, they are not recorded on the balance sheet until issued. At December 31, 1993 and 1992, commitments to purchase were $2,194 million and $2,799 million, respectively, and commitments to sell were $1,790 million and $3,158 million, respectively.

Credit-related financial instruments: In meeting the financing needs of its customers, the Corporation issues commitments to extend credit, standby and other letters of credit and guarantees, and also provides securities lending services. For these instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.
         The following table summarizes the Corporation's maximum credit risk, which is represented by contract amounts relating to these financial instruments at December 31, 1993 and 1992.

OFF-BALANCE SHEET INSTRUMENTS-CREDIT-
RELATED FINANCIAL INSTRUMENTS

DECEMBER 31, (IN MILLIONS)                              1993                 1992
- - - ---------------------------------------------------------------------------------
Commitments to Extend Credit                         $47,540(a)           $41,177(a)
Standby Letters of Credit (Net of Risk
  Participations of $1,285 and $926)                  11,224               10,729
Other Letters of Credit                                2,325                2,822
Customers' Securities Lent                            14,530               14,716
- - - ---------------------------------------------------------------------------------

(a) Excludes credit card commitments of $18 billion and $13 billion at December 31, 1993 and 1992, respectively.

         Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.
         Standby letters of credit and guarantees are conditional commitments issued by the Corporation generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing, construction and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. The Corporation holds collateral to support those standby letters of credit and guarantees written for which collateral is deemed necessary. At December 31, 1993, 94% of the Corporation's standby letters of credit and guarantees written expire in less than five years.





                                                                             B73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Customers' securities lent are customers' securities held by the Corporation which are lent to third parties. The Corporation obtains collateral, with a market value exceeding 100% of the contract amount, for all such customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.
         Concentrations of credit risk indicate the relative sensitivity of the Corporation's performance to both positive and negative developments affecting a particular industry. Based on the nature of the banking business, management does not believe that any of these concentrations are unusual.
         The accompanying table presents the Corporation's significant concentrations of credit risk for all financial instruments. The Corporation has procedures to monitor counterparty credit risk and to obtain collateral when deemed necessary. Accordingly, management believes that the total credit exposure shown below is not representative of the potential risk of loss inherent in the portfolio.

                                              1993                                              1992
                                          DISTRIBUTIONS                                     DISTRIBUTIONS
                        TOTAL CREDIT       % OF  ON-BALANCE OFF-BALANCE   TOTAL CREDIT     % OF   ON-BALANCE  OFF-BALANCE
DECEMBER 31, (IN BILLIONS)  EXPOSURE      TOTAL       SHEET       SHEET       EXPOSURE    TOTAL        SHEET        SHEET
- - - -------------------------------------------------------------------------------------------------------------------------
Consumer                      $  45        18%        $  26       $  19           $38        16%        $ 24         $ 14
Real Estate                      12         5            10           2            13         6           11            2
Financial Institutions           61        24            26          35            55        23           22           33
U.S. Government and Agencies     24         9            24          --            30        13           30           --
Foreign Governments and
  Official Institutions          15         6            13           2            12         5           11            1
Brokers and Dealers              30        12            11          19            22         9            3           19
All Other                        67        26            32          35            67        28           32           35
- - - -------------------------------------------------------------------------------------------------------------------------
Total                         $ 254       100%        $ 142       $ 112           237       100%        $133         $104
- - - -------------------------------------------------------------------------------------------------------------------------

         Geographic concentrations are a factor most directly affecting the credit risk of the real estate and LDC segments of the Corporation's loan portfolio. The Corporation's real estate portfolio is primarily concentrated in the New York Metropolitan area and in Texas. Its LDC portfolio is concentrated in Latin America.


NOTE NINETEEN

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Corporation to disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.
         Quoted market prices are not available for a significant portion of the Corporation's financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable or liquidation value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of current or future fair values.
         Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Corporation; for example, the values associated with the various ongoing businesses which the Corporation operates are excluded. The Corporation has estimated the value related to the long-term relationships with its customers through its deposit base and its credit card accounts, commonly referred to as core deposit intangibles and credit card relationships, respectively, as well as the value of its portfolio of mortgage servicing rights and its owned and leased premises. In the aggregate, these items add significant value to the Corporation but their fair value is not disclosed in this Note.
         The following summary presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments required to be valued pursuant to SFAS 107.





B74

FINANCIAL ASSETS

Assets for Which Fair Value Approximates Book Value: The fair value of certain financial assets carried at cost, including cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables and accrued interest receivable is considered to approximate their respective book values due to their short-term nature and negligible credit losses. In addition, the Corporation carries trading account assets and derivatives used in trading activities at fair value. See Note One for a description of these financial instruments.

Securities: Securities held-to-maturity are carried at amortized cost at each of December 31, 1993 and 1992. Securities available-for-sale and interest rate contracts used in connection with such portfolio are carried at fair value at December 31, 1993. Such securities were carried at lower of aggregate amortized cost or market value at December 31, 1992. The valuation methodologies for securities are discussed in Note Four.

Loans: The fair value of the Corporation's non-LDC commercial loan portfolio was estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes. Generally, LDC loans were valued based on secondary market prices.
         For consumer installment loans and residential mortgages, for which market rates for comparable loans are readily available, the fair value was estimated by discounting cash flows, adjusted for prepayments. The discount rates used for consumer installment loans were current rates offered by commercial banks and thrifts; for residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk were used. The fair value of credit card receivables was estimated by discounting expected net cash flows. The discount rate used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.
         The estimated fair value of net loans increased from 100% of carrying value at December 31, 1992 to 104% of carrying value at December 31, 1993 primarily due to the positive effect of a $2.2 billion reduction in nonperforming loans during 1993.

Other: Included in other assets are equity investments, venture capital investments and securities acquired as loan satisfactions. The fair value of these investments was determined on an individual basis. The valuation methodologies included market values of publicly-traded securities, independent appraisals, and cash flow analyses.

FINANCIAL LIABILITIES

Liabilities for Which Fair Value Approximates Book Value: SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.
         The fair value of foreign deposits, federal funds purchased and securities sold under repurchase agreements, other borrowed funds, acceptances outstanding, short-term payables and accounts payable and accrued liabilities are considered to approximate their respective book values due to their short-term nature.

Domestic Time Deposits: The fair value of time deposits was estimated by discounting cash flows based on contractual maturities at the average interest rates offered by commercial banks and thrifts.

Long-Term Debt: The valuation of long-term debt takes into account several factors, including current market interest rates and the Corporation's credit rating. Quotes were gathered from various investment banking firms for indicative yields for the Corporation's securities over a range of maturities.

Derivatives Used for Asset/Liability Management: The Corporation employs off-balance sheet financial instruments to manage its asset/liability exposure to fluctuations in interest rates. These instruments are mostly used to manage overall exposure as opposed to hedging specific on-balance sheet items. The estimated fair value and carrying value of these instruments at December 31, 1993 was $725 million and $300 million, respectively. The estimated fair value and carrying value of these instruments at December 31, 1992 was $756 million and $246 million, respectively. Interest rate contracts were valued at the net present value of expected cash flows based upon prevailing market rates.

Unused Commitments and Letters of Credit: The Corporation has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material.
         The following table presents the financial assets and liabilities required to be valued for SFAS 107.





                                                                             B75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      1993                                 1992
                                                            CARRYING   ESTIMATED FAIR           CARRYING   ESTIMATED FAIR
DECEMBER 31, (IN MILLIONS)                                     VALUE            VALUE              VALUE            VALUE
- - - -------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Assets for Which Fair Value Approximates Book Value      $  43,744       $  43,744            $ 30,453         $ 30,453
  Securities:
    Held-to-Maturity                                          10,108          10,288              15,036           15,195
    Available-for-Sale                                        15,840          15,840(a)            8,390            8,674
  Loans, Net                                                  72,361          74,918(b)           78,985           79,367
  Other Assets                                                 1,670           2,171               1,566            2,024
- - - -------------------------------------------------------------------------------------------------------------------------
    TOTAL FINANCIAL ASSETS                                 $ 143,723       $ 146,961            $134,430         $135,713
- - - -------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
  Liabilities for Which Fair Value Approximates Book
    Value                                                  $ 113,202       $ 113,202            $105,470         $105,470

  Domestic Time Deposits                                      16,703          17,050              17,536           17,813
  Long-Term Debt                                               8,192           8,489(c)            6,798            6,986
- - - -------------------------------------------------------------------------------------------------------------------------
    TOTAL FINANCIAL LIABILITIES                            $ 138,097       $ 138,741            $129,804         $130,269
- - - -------------------------------------------------------------------------------------------------------------------------

(a) Estimated fair value in 1993 includes a decrease of approximately $2 million representing estimated fair value amounts of interest rate contracts, used in connection with available-for-sale securities.
(b) Estimated fair value in 1993 includes an increase of approximately $2 million representing estimated fair value amounts of interest rate contracts, used in connection with mortgages held-for-sale.
(c) Estimated fair value in 1993 includes an increase of approximately $7 million representing estimated fair value amounts of interest rate contracts, used in connection with long-term debt.


NOTE TWENTY

COMMITMENTS AND CONTINGENCIES

At December 31, 1993, the Corporation and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on the Corporation affecting its ability to pay dividends, engage in debt or equity financing transactions or to enter into further lease agreements. Future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993 were as follows:

YEAR ENDED DECEMBER 31, (IN MILLIONS)
- - - -----------------------------------------------------------------------
1994                                                             $  256
1995                                                                227
1996                                                                193
1997                                                                165
1998                                                                152
After                                                               919
- - - -----------------------------------------------------------------------
Total Minimum Payments Required                                  $1,912
- - - -----------------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases             $ (162)
- - - -----------------------------------------------------------------------
Net Minimum Payment Required                                     $1,750
- - - -----------------------------------------------------------------------

         Total rental expense in 1993, 1992 and 1991 was as follows:

YEAR ENDED DECEMBER 31, (IN MILLIONS)             1993    1992     1991
- - - -----------------------------------------------------------------------
Gross Rentals                                     $384    $372     $370
Sublease Rentals                                   (60)    (55)     (54)
- - - -----------------------------------------------------------------------
Total                                             $324    $317     $316
- - - -----------------------------------------------------------------------

         At December 31, 1993 and 1992, assets amounting to $18 billion and $26 billion, respectively, were pledged to secure public deposits and for other purposes. The significant components of the $18 billion of assets pledged at December 31, 1993 to secure public deposits and for other purposes were as follows: $4 billion were securities, $8 billion were loans, and the remaining $6 billion were primarily trading account assets. These amounts compare with $11 billion of securities, $8 billion of loans and $7 billion of trading account assets pledged at December 31, 1992.
         The Corporation and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all such actions and proceedings pending against or involving the Corporation and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of the Corporation.





B76

NOTE TWENTYONE

INTERNATIONAL OPERATIONS

The accompanying table presents total assets and income statement information for 1993, 1992 and 1991 pertaining to international and domestic operations of the Corporation by major geographic areas, based on the domicile of the customer. The Corporation defines international activities as business transactions that involve customers residing outside of the United States. However, a definitive separation of the Corporation's domestic and foreign businesses cannot be performed because many of the Corporation's domestic operations service international business.
         As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. Estimates of the following are allocated on a management accounting basis: stockholders' equity, interest costs charged to users of funds, and overhead, administrative and other expenses incurred by one area on behalf of another. The provision for losses is allocated based on actual net charge-offs and changes in outstandings.
         Although the Corporation considers the balance in the non-LDC allowance for losses to be available for both domestic and foreign losses, a portion of the allowance is allocated, based on a methodology consistent with the allocation of the provision for losses, to international operations.

                                                                                              INCOME (LOSS)          NET
                                                           TOTAL          TOTAL         TOTAL        BEFORE        INCOME
AS OF OR FOR THE YEAR ENDED DECEMBER 31, (IN MILLIONS)    ASSETS        REVENUE       EXPENSE  INCOME TAXES        (LOSS)
- - - -------------------------------------------------------------------------------------------------------------------------

1993
Europe                                                 $  18,598       $  1,806      $  1,438       $   368       $  221
Latin America and the Caribbean                            8,203            990           536           454          272
Asia and Pacific                                           6,765            471           336           135           72
Middle East and Africa                                     1,015             78            49            29           17
Other(a)                                                     774             49            60           (11)          (6)
- - - -----   ----------------------------------------------------------------------------------------------------------------
Total International                                       35,355          3,394         2,419           975          576
Total Domestic                                           114,533          9,033         7,900         1,133        1,028
- - - ------------------------------------------------------------------------------------------------------------------------
Total Corporation                                      $ 149,888       $ 12,427      $ 10,319       $ 2,108       $1,604
- - - ------------------------------------------------------------------------------------------------------------------------

1992
Europe                                                 $  12,718      $   1,603      $  1,437       $   166       $  100
Latin America and the Caribbean                            8,716          1,046           886           160          113
Asia and Pacific                                           4,771            383           331            52           32
Middle East and Africa                                     1,312             90            73            17           10
Other(a)                                                   2,305            164           173            (9)          (6)
- - - -----   ----------------------------------------------------------------------------------------------------------------
Total International                                       29,822          3,286         2,900           386          249
Total Domestic                                           109,833          8,888         7,945           943          837
- - - ------------------------------------------------------------------------------------------------------------------------
Total Corporation                                      $ 139,655      $  12,174      $ 10,845       $ 1,329       $1,086
- - - ------------------------------------------------------------------------------------------------------------------------

1991
Europe                                                 $  13,168      $   1,583      $  1,605       $   (22)      $  (16)
Latin America and the Caribbean                            8,504          1,101           985           116           86
Asia and Pacific                                           4,963            571           456           115           81
Middle East and Africa                                     1,354            129           155           (26)         (25)
Other(a)                                                   1,490             88           150           (62)         (53)
- - - -----   ----------------------------------------------------------------------------------------------------------------
Total International                                       29,479          3,472         3,351           121           73
Total Domestic                                           109,451         10,639        10,470           169           81
- - - ------------------------------------------------------------------------------------------------------------------------
Total Corporation                                      $ 138,930      $  14,111      $ 13,821       $   290       $  154
- - - ------------------------------------------------------------------------------------------------------------------------

(a) No geographic region included in other international amounts to more than 10% of the total for the Corporation.


NOTE TWENTYTWO

PARENT COMPANY

Condensed financial information of Chemical Banking Corporation, the Parent Company, is presented on the next page.
         For purposes of preparing the Statement of Cash Flows, cash and cash equivalents are those amounts included in the balance sheet caption cash with banks.





                                                                             B77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BALANCE SHEET

DECEMBER 31, (IN MILLIONS)                                                   1993      1992
- - - -------------------------------------------------------------------------------------------
Assets
Cash with Banks                                                           $    69   $    97
Deposits with Banking Subsidiaries                                          1,205     1,050
Securities Purchased Under Resale
  Agreements-Chemical Securities Inc.                                         586        --
Short-Term Advances to Subsidiaries:
  Banking                                                                      12        --
  Nonbanking                                                                2,027     2,203
Long-Term Advances to Subsidiaries:
  Banking                                                                   2,287     2,937
  Nonbanking                                                                    5         5
Investment (at Equity) in Subsidiaries:
  Banking                                                                  11,174     9,609
  Nonbanking                                                                1,021       814
Other Assets                                                                  648       579
- - - -------------------------------------------------------------------------------------------
Total Assets                                                              $19,034   $17,294
- - - -------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily
  Commercial Paper                                                        $ 2,040   $ 2,029
Other Liabilities                                                             263       239
Long-Term Debt(a)                                                           5,567     5,175
- - - -------------------------------------------------------------------------------------------
Total Liabilities                                                           7,870     7,443
Stockholders' Equity                                                       11,164     9,851
- - - -------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $19,034   $17,294
- - - -------------------------------------------------------------------------------------------

(a) At December 31, 1993, aggregate annual maturities and sinking fund requirements for all issues for the years 1994 through 1998 were $937 million, $844 million, $679 million, $472 million, and $596 million, respectively.

STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, (IN MILLIONS)                              1993     1992       1991
- - - -------------------------------------------------------------------------------------------
Income
Dividends from Subsidiaries:
  Banking                                                        $  588    $  204    $  256
  Nonbanking                                                         23        18        17
Interest from Subsidiaries                                          326       296       364
All Other Income                                                     --         5         1
- - - -------------------------------------------------------------------------------------------
Total Income                                                        937       523       638
- - - -------------------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                                                 75        71       111
  Long-Term Debt                                                    361       339       383
All Other Expense                                                    96       102       118
- - - -------------------------------------------------------------------------------------------
Total Expense                                                       532       512       612
- - - -------------------------------------------------------------------------------------------
Income Before Income Tax
  Expense (Benefit) and Equity
  in Undistributed Net Income
  of Subsidiaries                                                   405        11        26
Income Tax Expense (Benefit)                                        (76)      (79)      (83)
Equity in Undistributed Net
  Income of Subsidiaries                                          1,123       996        45
- - - -------------------------------------------------------------------------------------------
Net Income                                                       $1,604    $1,086    $  154
- - - -------------------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, (IN MILLIONS)                                                   1993          1992          1991
- - - ------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                            $1,604        $1,086          $154
Less--Net Income of Subsidiaries                                                       1,734         1,218           318
- - - ------------------------------------------------------------------------------------------------------------------------
Parent Company Net Loss                                                                 (130)         (132)         (164)
Add--Dividends from Subsidiaries                                                         611           222           270
Other--Net                                                                              (131)          (69)           47
- - - ------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                350            21           153
- - - ------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net (Increase) Decrease in Deposits with Banking Subsidiaries                           (155)         (704)          668
Net (Increase) Decrease in Short-Term Advances to Subsidiaries                           242           336           195
Net (Increase) in Long-Term Advances to Subsidiaries                                     650        (1,077)          (45)
Net (Increase) Decrease in Investments (at Equity) in Subsidiaries                      (430)       (1,045)         (191)
Net (Increase) Decrease in Securities Under Resale Agreement-Chemical
  Securities Inc.                                                                       (586)           --            --
Other--Net                                                                                --             7             1
- - - ------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                        (279)       (2,483)          628
- - - ------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Other Borrowed Funds                                            6           368          (625)
Proceeds from the Issuance of Long-Term Debt                                           2,408         1,306           500
Redemption and Maturity of Long-Term Debt                                             (2,014)         (517)         (618)
Proceeds from the Issuance of Stock                                                      591         2,117           291
Redemption of Preferred Stock                                                           (610)         (292)           --
Cash Dividends Paid                                                                     (480)         (438)         (405)
Other--Net                                                                                --            --             4
- - - ------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                         (99)        2,544          (853)
Net Increase (Decrease) in Cash                                                          (28)           82           (72)
Cash with Banks at the Beginning of the Year                                              97            15            87
- - - ------------------------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                                                $   69        $   97          $ 15
- - - ------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                    $  421        $  409          $515
Taxes Paid (Refunded)                                                                 $   89        $   58          $(42)
- - - ------------------------------------------------------------------------------------------------------------------------





B78

NOTE TWENTYTHREE

SHAREHOLDERS' RIGHTS PLAN

The Corporation has in place a Shareholders' Rights Plan. The Shareholders' Rights Plan contains provisions intended to protect stockholders in the event of unsolicited offers or attempts to acquire the Corporation, including offers that do not treat all stockholders equally, acquisitions in the open market of shares constituting control without offering fair value to all stockholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent stockholders' interests fully. The Shareholders' Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase a unit consisting of one one-hundredth of a share (a "Unit") of Junior Participating Preferred Stock for an exercise price of $150 per unit, subject to adjustment.
         The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person that attempts to acquire the Corporation without the approval of the Board of Directors unless the offer is conditioned on a substantial number of Rights being acquired. The Rights, however, should not affect offers for all outstanding shares of common stock at a fair price and otherwise in the best interests of the Corporation and its stockholders as determined by the Board of Directors. The Board of Directors may, at its option, redeem all, but not fewer than all, of the then outstanding Rights at any time until the 10th business day following a public announcement that a person or a group had acquired beneficial ownership of 20% or more of the Corporation's outstanding common stock or total voting power.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AND STOCK PRICE DATA)       1993                                       1992
- - - -------------------------------------------------------------------------------------------------------------------------
                                            4TH        3RD        2ND       1ST        4TH        3RD       2ND        1ST
Net Interest Income                     $ 1,149    $ 1,163    $ 1,175   $ 1,149     $1,226     $1,158    $1,099     $1,115
Provision For Losses                        286        298        363       312        315        330       345        375
Noninterest Revenue                       1,053      1,004      1,042       925        717        767       737        805
Noninterest Expense                       1,335      1,370      1,312     1,276      1,294      1,258     1,184      1,194
- - - --------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense
  and Effect of Accounting Changes          581        499        542       486        334        337       307        351
Income Tax Expense (Benefit)                234         (3)       161       147         30         55        67         91
- - - --------------------------------------------------------------------------------------------------------------------------
Income Before Effect of
  Accounting Changes                        347        502        381       339        304        282       240        260
Net Effect of Changes in
  Accounting Principles                      --         --         --        35         --         --        --         --
- - - --------------------------------------------------------------------------------------------------------------------------
Net Income                              $   347    $   502    $   381   $   374     $  304     $  282    $  240     $  260
- - - --------------------------------------------------------------------------------------------------------------------------
Per Common Share:
  Income Before Effect of
    Accounting Changes                  $  1.23    $  1.84    $  1.35   $  1.21     $ 1.09     $  .98    $  .83     $ 1.00
  Net Effect of Changes in
    Accounting Principles                    --         --         --       .14         --         --        --         --
  Net Income                            $  1.23    $  1.84    $  1.35   $  1.35     $ 1.09     $  .98    $  .83     $ 1.00
- - - --------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Share       $   .38    $   .33    $   .33   $   .33     $  .30     $  .30    $  .30     $  .30
Average Common Shares and
  Equivalents Outstanding                 252.5      252.1      251.7     248.5      246.2      245.8     244.9      224.7
- - - --------------------------------------------------------------------------------------------------------------------------
Stock Price Per Common Share(a)
High                                    $ 46.38    $ 45.38    $ 44.13   $ 44.13     $39.38     $39.50    $39.38     $35.63
Low                                       36.00      38.75      35.00     37.00      30.25      30.25     29.00      21.88
Close                                     40.13      45.00      40.88     40.38      38.63      32.63     37.13      32.75
- - - --------------------------------------------------------------------------------------------------------------------------

(a) The Corporation's common stock is listed and traded on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and Republic of Ireland. The high, low and closing prices of the Corporation's common stock are from the New York Stock Exchange Composite Transaction Tape.





                                                                             B79

AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES


YEAR ENDED DECEMBER 31,                                          1993                               1992
(TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)
                                                  BALANCE      INTEREST           RATE       BALANCE  INTEREST       RATE
- - - ---------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits With Banks                               $   4,202     $   268            6.39%    $  2,605    $  274        10.52%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                            10,300         339            3.29        8,592       349         4.07
Trading Account Assets                                8,039         449            5.59        6,205       419         6.76
Securities:
  U.S. Government and Federal Agency/
    Corporation Obligations                          19,535       1,388            7.11       16,630     1,313         7.90
  Obligations of States and Political Subdivisions       23           2            6.98           19         2         8.17
  Other                                               4,096         341            8.32        5,025       443         8.81
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Securities                                     23,654       1,731            7.32       21,674     1,758         8.11
- - - ---------------------------------------------------------------------------------------------------------------------------
Domestic Loans                                       57,701       4,197            7.28       58,963     4,580         7.77
Foreign Loans                                        21,038       1,440            6.85       23,210     1,799         7.75
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Loans                                          78,739       5,637            7.16       82,173     6,379         7.76
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                       124,934       8,424            6.74%     121,249     9,179         7.57%
- - - ---------------------------------------------------------------------------------------------------------------------------
Allowance for Losses                                 (3,084)                                  (3,327)
Cash and Due from Banks                               8,537                                    8,051
All Other Assets                                     14,494                                   13,356
- - - ---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                      $ 144,881                                 $139,329
- - - ---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Domestic Retail Deposits                          $  46,598     $ 1,237            2.65%    $ 44,538    $1,438         3.23%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                                  6,242         191            3.05        7,506       296         3.94
Deposits in Foreign Offices                          21,066         813            3.86       21,717     1,134         5.22
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits                      73,906       2,241            3.03       73,761     2,868         3.89
- - - ---------------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                      15,461         472            3.05       15,658       623         3.98
  Commercial Paper                                    2,438          83            3.42        2,190        87         3.92
  Other Borrowings                                    6,663         437            6.56        6,376       518         8.17
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                24,562         992            4.04       24,224     1,228         5.07
Long-Term Debt                                        8,053         534            6.64        6,220       454         7.31
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                  106,521       3,767            3.54      104,205     4,550         4.37
- - - ---------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                      21,750                                   18,989
All Other Liabilities                                 6,027                                    6,811
- - - ---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                   134,298                                  130,005
- - - ---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                       1,887                                    1,751
Common Stockholders' Equity                           8,696                                    7,573
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                           10,583                                    9,324
- - - ---------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $ 144,881                                $ 139,329
- - - ---------------------------------------------------------------------------------------------------------------------------
Spread on Interest-Bearing Liabilities                                             3.20%                               3.20%
- - - ---------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                        $4,657            3.73%                $4,629         3.82%
- - - ---------------------------------------------------------------------------------------------------------------------------

Fees and commissions on loans included in loan interest amounted to $176 million, $159 million, $149 million, $162 million and $204 million in 1993-1989, respectively.
The ratio of average stockholders' equity to average assets was 7.3%, 6.7%, 5.4%, 5.1% and 4.8% in 1993-1989, respectively.



B80

                 1991                                       1990                                       1989
       BALANCE    INTEREST       RATE           BALANCE     INTEREST      RATE           BALANCE     INTEREST      RATE
- - - --------------------------------------------------------------------------------------------------------------------------
      $  2,788      $  363        13.02%       $  4,563      $   627        13.75%      $  6,036      $   665        11.02%

        10,455         598         5.72          14,575        1,166         8.00         12,878        1,108         8.60
         7,398         586         7.92           7,924          717         9.05          6,005          597         9.95


        13,348       1,214         9.10          12,917        1,193         9.24          8,804          798         9.07
            37           4        10.26             440           42         9.59          3,220          343        10.67
         6,318         575         9.11           4,819          426         8.83          4,826          408         8.45
- - - --------------------------------------------------------------------------------------------------------------------------
        19,703       1,793         9.10          18,176        1,661         9.14         16,850        1,549         9.20
- - - --------------------------------------------------------------------------------------------------------------------------
        60,460       5,604         9.27          58,767        6,202        10.55         65,101        7,332        11.26
        24,060       2,352         9.77          25,960        2,729        10.51         26,611        2,862        10.76
- - - --------------------------------------------------------------------------------------------------------------------------
        84,520       7,956         9.41          84,727        8,931        10.54         91,712       10,194        11.12
- - - --------------------------------------------------------------------------------------------------------------------------
       124,864      11,296         9.05%        129,965       13,102        10.08%       133,481       14,113        10.57%
- - - --------------------------------------------------------------------------------------------------------------------------
        (3,999)                                  (4,743)                                  (4,718)
         7,101                                    7,169                                    7,298
        13,259                                   13,415                                   13,239
- - - --------------------------------------------------------------------------------------------------------------------------
      $141,225                                 $145,806                                 $149,300
- - - --------------------------------------------------------------------------------------------------------------------------


      $ 43,193     $ 2,373         5.49%       $ 41,004      $ 2,813         6.87%      $ 37,213      $ 2,717         7.30%

         8,458         494         5.84          10,058          730         7.25         11,002          935         8.50
        22,754       1,801         7.92          24,771        2,522        10.22         27,459        2,694         9.81
- - - --------------------------------------------------------------------------------------------------------------------------
        74,405       4,668         6.28          75,833        6,065         8.00         75,674        6,346         8.39
- - - --------------------------------------------------------------------------------------------------------------------------


        19,354       1,171         6.05          21,849        1,729         7.91         16,861        1,480         8.78
         2,252         145         6.46           3,244          268         8.26          6,620          619         9.36
         8,343         730         8.75           7,276          850        11.68          6,886          833        12.11
- - - --------------------------------------------------------------------------------------------------------------------------
        29,949       2,046         6.83          32,369        2,847         8.79         30,367        2,932         9.66
         5,880         455         7.75           5,925          540         9.12          9,869          962         9.76
- - - --------------------------------------------------------------------------------------------------------------------------
       110,234       7,169         6.51         114,127        9,452         8.28        115,910       10,240         8.84
- - - --------------------------------------------------------------------------------------------------------------------------
        16,698                                   16,962                                   18,011
         6,678                                    7,305                                    8,214
- - - --------------------------------------------------------------------------------------------------------------------------
       133,610                                  138,394                                  142,135
- - - --------------------------------------------------------------------------------------------------------------------------

         1,589                                    1,422                                    1,333
         6,026                                    5,990                                    5,832
- - - --------------------------------------------------------------------------------------------------------------------------
         7,615                                    7,412                                    7,165
- - - --------------------------------------------------------------------------------------------------------------------------
      $141,225                                 $145,806                                 $149,300
- - - --------------------------------------------------------------------------------------------------------------------------
                                   2.54%                                     1.80%                                    1.73%
- - - --------------------------------------------------------------------------------------------------------------------------

                   $ 4,127         3.30%                     $ 3,650         2.81%                    $ 3,873         2.90%
- - - --------------------------------------------------------------------------------------------------------------------------



                                                                             B81

                                                                CHEMICAL BANK
                                                                AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET

DECEMBER 31, (IN MILLIONS, EXCEPT SHARE DATA)                                                           1993          1992
- - - --------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                           $    4,335      $  6,408
Deposits with Banks                                                                                    5,829         1,652
Federal Funds Sold and Securities Purchased Under Resale Agreements                                    4,271         3,375
Trading Account Assets                                                                                 8,556         2,797
Securities:
  Held-to-Maturity (Market Value: $8,429 and $12,769)                                                  8,269        12,706
  Available-for-Sale (Market Value: $13,562 and $7,341)                                               13,562         7,129
Loans (Net of Unearned Income: $332 and $326)                                                         59,350        67,246
Allowance for Losses                                                                                  (2,447)       (2,391)
Premises and Equipment                                                                                 1,238         1,088
Due from Customers on Acceptances                                                                      1,063         1,379
Accrued Interest Receivable                                                                              899           700
Assets Acquired as Loan Satisfactions                                                                    759           961
Other Assets                                                                                           7,318         5,601
- - - --------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $  113,002      $108,651
- - - --------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Demand (Noninterest Bearing)                                                                    $   15,950      $ 16,416
  Time and Savings                                                                                    35,626        37,053
  Foreign                                                                                             24,886        21,823
- - - --------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                        76,462        75,292
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                               13,508        13,096
Other Borrowed Funds                                                                                   4,426         3,872
Acceptances Outstanding                                                                                1,084         1,431
Accounts Payable and Accrued Liabilities                                                               2,190         1,386
Other Liabilities                                                                                      2,945         2,509
Long-Term Debt                                                                                         2,537         1,251
Long-Term Debt Payable to Parent Company                                                               1,867         2,817
- - - --------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    105,019       101,654
- - - --------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common Stock ($12 Par Value; Issued and Outstanding 51,633,170 and 51,587,026 Shares)                    620           619
Capital Surplus                                                                                        4,501         4,496
Retained Earnings                                                                                      2,703         1,882
Net Unrealized Gain on Securities Available-for-Sale (Net of Taxes)                                      159            --
- - - --------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                                             7,983         6,997
- - - --------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                        $  113,002      $108,651
- - - --------------------------------------------------------------------------------------------------------------------------




B82

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized on the 15th day of March, 1994.

                                             CHEMICAL BANKING CORPORATION
                                                     (Registrant)


                                             By WALTER V. SHIPLEY
                                                ----------------------
                                                (Walter V. Shipley,
                                                Chairman of the Board and
                                                Chief Executive Officer)

     This report has been reviewed by each member of the Board of Directors and pursuant to the requirements of the Securities Exchange Act of 1934, signed on behalf of the registrant by members present at the meeting of the Board of Directors on the date indicated. The Corporation does not exercise the power of attorney to sign on behalf of any Director.


                                     Capacity                           Date
                                     --------                           ----
WALTER V. SHIPLEY                Director and Chairman of          )
- - - -----------------                  the Board                       )
(Walter V. Shipley)              (Principal Executive Officer)     )
                                                                   )
EDWARD D. MILLER                 Director and President            )
- - - ----------------                                                   )
(Edward D. Miller)                                                 )
                                                                   )
WILLIAM B. HARRISON, JR.         Director and Vice Chairman        )
- - - ------------------------                                           )
(William B. Harrison, Jr.)                                         )
                                                                   )
FRANK A. BENNACK, JR.            Director                          )    March 15, 1994
- - - ---------------------                                              )
(Frank A. Bennack, Jr.)                                            )
                                                                   )
MICHEL C. BERGERAC               Director                          )
- - - ------------------                                                 )
(Michel C. Bergerac)                                               )
                                                                   )
RANDOLPH W. BROMERY              Director                          )
- - - -------------------                                                )
(Randolph W. Bromery)                                              )
                                                                   )
CHARLES W. DUNCAN, JR.           Director                          )
- - - ----------------------                                             )
(Charles W. Duncan, Jr.)                                           )
                                                                   )
ROBERT G. GOELET                 Director                          )
- - - ----------------                                                   )
(Robert G. Goelet)                                                 )
                                                                   )
MELVIN R. GOODES                 Director                          )
- - - ----------------                                                   )
(Melvin R. Goodes)                                                 )

                                     Capacity                           Date
                                     --------                           ----
GEORGE V. GRUNE                  Director                          )
- - - ---------------                                                    )
(George V. Grune)                                                  )
                                                                   )
HAROLD S. HOOK                   Director                          )
- - - --------------                                                     )
(Harold S. Hook)                                                   )
                                                                   )
HELENE L. KAPLAN                 Director                          )
- - - ----------------                                                   )
(Helene L. Kaplan)                                                 )
                                                                   )
J. BRUCE LLEWELLYN               Director                          )
- - - ------------------                                                 )
(J. Bruce Llewellyn)                                               )
                                                                   )
JOHN P. MASCOTTE                 Director                          )
- - - ----------------                                                   )
(John P. Mascotte)                                                 )
                                                                   )
JOHN F. MCGILLICUDDY             Director                          )
- - - --------------------                                               )
(John F. McGillicuddy)                                             )
                                                                   )
ROBERT E. MERCER                 Director                          )
- - - ----------------                                                   )
(Robert E. Mercer)                                                 )
                                                                   )
ANDREW C. SIGLER                 Director                          )    March 15, 1994
- - - ----------------                                                   )
(Andrew C. Sigler)                                                 )
                                                                   )
MICHAEL I. SOVERN                Director                          )
- - - -----------------                                                  )
(Michael I. Sovern)                                                )
                                                                   )
JOHN R. STAFFORD                 Director                          )
- - - ----------------                                                   )
(John R. Stafford)                                                 )
                                                                   )
W. BRUCE THOMAS                  Director                          )
- - - ---------------                                                    )
(W. Bruce Thomas)                                                  )
                                                                   )
MARINA V.N. WHITMAN              Director                          )
- - - -------------------                                                )
(Marina V.N. Whitman)                                              )
                                                                   )
RICHARD D. WOOD                  Director                          )
- - - ---------------                                                    )
(Richard D. Wood)                                                  )
                                                                   )
PETER J. TOBIN                   Executive Vice President          )
- - - --------------                   and Chief Financial Officer       )
(Peter J. Tobin)                 (Principal Financial Officer)     )
                                                                   )
JOSEPH L. SCLAFANI               Controller                        )
- - - ------------------               (Principal Accounting Officer)    )
(Joseph L. Sclafani)                                               )


                                          APPENDIX I

                            NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations in Section B.

Graphic
Number       Page      Description
- - - ------       ----      -----------
   1         26        Bar Graph entitled "Net Income (a) (in millions of dollars)"
                       presenting the following information:

                                                     1991             1992           1993
                                                     ----             ----           ----

                       Net Income                    $779           $1,086         $1,604

                       (a)  Excludes impact of $625 million restructuring charge in 1991.

   2         26        Bar Graph entitled "Return on Average Common Stockholders' Equity
                       (a)" presenting the following information:

                                                     1991             1992           1993
                                                     ----             ----           ----

                       Return on Average
                       Common Stockholders'
                         Equity                    10.70%           12.36%         16.66%

                       (a)  Excludes impact of $625 million restructuring charge in 1991.


   3         27        Bar Graph entitled "Net Interest Income (in millions of dollars)"
                       presenting the following information:

                                                     1991             1992           1993
                                                     ----             ----           ----

                       Net Interest Income         $4,080           $4,598         $4,636

   4         28        Pie Chart entitled "Composition of Interest-Earning Assets"
                       presenting the following information:


                                                                      1992           1993
                                                                      ----           ----

                       Loans                                         67.8%          63.0%
                       Securities                                    17.9%          19.0%
                       Liquid Assets                                 14.3%          18.0%


              Graphic
   Number       Page        Description
   ------       ----        -----------
      5         29          Bar Graph entitled "Noninterest Revenue (in millions of dollars)"
                            presenting the following information:


                                                          1991             1992           1993
                                                          ----             ----           ----

                            Fee-Based Revenue           $1,834           $1,930         $2,099
                            Combined Trading               671              853          1,073
                            All Other Noninterest
                              Revenue                      357              243            852


      6         31          Bar Graph entitled "Overhead Ratio" presenting the following information:

                                                        1991             1992           1993


                            Overhead Ratio               67.4%            63.7%          59.1%

                            Text on page 30 also discloses exclusion of one-time charges.


      7         36          Bar Graph entitled "Nonperforming Assets (in millions of dollars)"
                            presenting the following information:

                            At December 31,               1991             1992           1993
                                                          ----             ----           ----


                            Non-LDC Nonperforming
                              Loans                     $3,380           $3,468         $1,969
                            Assets Acquired as
                              Loan Satisfactions         1,527            1,276            934
                            LDC Nonperforming Loans      1,248            1,348            622



      8         42          Bar Graph entitled "Total Stockholders' Equity (in billions of dollars)" presenting the following information:

                            At December 31,               1991             1992           1993
                                                          ----             ----           ----
                            Total Stockholders'
                              Equity                      $7.3             $9.9          $11.2


      9         43          Bar Graph entitled "Risk-Based Capital Ratios" presenting the following information:

                            At December 31,               1991             1992           1993
                                                          ----             ----           ----

                            Tier 1 Capital Ratios   (4.00% Required)      5.13%          7.33%
                            8.12%

                            Total Capital Ratios
                              (8.00% Required)           9.13%           11.55%         12.22%




                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
- - - -------                         -----------

  3.1         Restated Certificate of Incorporation of Chemical Banking Corporation.

  3.2         By-laws of Chemical Banking Corporation, as amended.

 11.1         Computation of Net Income per common share.

 12.0         Computation of ratio of earnings to fixed charges.

 12.1         Computation of ratio  of earnings to fixed charges and preferred stock dividend requirements.

 21.1         List of Subsidiaries of Chemical Banking Corporation.

 23.1         Consent of Independent Accountants.
