Form 10-K/A
CHEMICAL BANKING CORP
filed 1994-05-09
CIK 19617

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549



                            FORM 10-K/A
          Annual Report Pursuant to Section 13 or 15(d) of
                The Securities Exchange Act of 1934

     For the fiscal year ended                    Commission file
          December 31, 1993                       number 1-5805


                    Chemical Banking Corporation
       (Exact name of registrant as specified in its charter)



          Delaware                           13-2624428
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)


          270 Park Avenue, New York, N.Y.                 10017
          (Address of principal executive officer)                    (Zip Code)


 Registrant's telephone number, including area code (212) 270-6000

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth in the pages attached hereto:

     Exhibit 22.1-Annual Report on Form 11-K of the Savings Incentive
     Plan of Chemical Bank and Certain Affiliated Companies for the fiscal year ended December 31, 1993.

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                             FORM 11-K

                           ANNUAL REPORT
                 PURSUANT TO SECTION 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

(Mark One):

     ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].
For the fiscal year ended

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              to                      .

Commission file number

     A. Full title of the plan and the address of the plan, if different from that of the issuer name below:


     B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

     The financials contained in the Form 11-K have been filed under Form SE.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the trustee (or other persons who administer the employee benefit plan) have been duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SAVINGS INCENTIVE PLAN OF
                                        CHEMICAL BANK AND CERTAIN
                                        AFFILIATED COMPANIES


Dated: May 6, 1994                     By:    /s/ Joseph L. Sclafani
                                             Joseph L. Sclafani

                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CHEMICAL BANKING CORPORATION



                             By:    /s/ Joseph L. Sclafani
                                    Joseph L. Sclafani
                                         Controller
                                 (Principal Accounting Officer)


Date: May 6, 1994