Form 10-Q
period 1994-03-31
CHEMICAL BANKING CORP
filed 1994-05-16
CIK 19617

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1994
                                        ---------------

                      Commission file number 1-5805
                                             ------

                       CHEMICAL BANKING CORPORATION
               -------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                               13-2624428
     -----------------------                    ----------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


    270 Park Avenue, New York, New York               10017
  -------------------------------------             ---------
  (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code  (212) 270-6000
                                                        --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes.X..   No....


  Common Stock, $1 Par Value                                253,465,939
  --------------------------------------------------------------------

  Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1994.

  =====================================================================
                             FORM 10-Q INDEX






  Part I                                                       Page
  ------                                                       ----
  Item 1 Financial Statements - Chemical Banking Corporation and Subsidiaries:

           Consolidated Balance Sheet at March 31, 1994 and
           December 31, 1993.                                     3

           Consolidated Statement of Income for the three
           months ended March 31, 1994 and March 31, 1993.        4

           Consolidated Statement of Cash Flows for the
           three months ended March 31, 1994 and March 31, 1993.  5

           Consolidated Statement of Changes in
           Stockholders' Equity for the three months
           ended March 31, 1994 and March 31, 1993.               6

          Notes to Financial Statements.                       6-12


  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                13-44


  Part II
  -------

  Item 1  Legal Proceedings                                      45

  Item 6  Exhibits and Reports on Form 8-K.                      45



  ====================================================================

  Part I
  Item 1.

                                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                                         CONSOLIDATED BALANCE SHEET
                                                               (in millions)

                                                                       March 31,     December 31,
                                                                            1994             1993
                                                                       ---------     ------------
    ASSETS
    Cash and Due from Banks                                             $  8,286        $   6,852
    Deposits with Banks                                                    3,886            6,030
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements                                   11,722           10,556
    Trading Assets:
      Debt and Equity Instruments                                         13,357           11,679
      Risk Management Instruments                                         17,136              ---
    Securities:
      Held-to-Maturity (Market Value: $9,444 and $10,288)                  9,526           10,108
      Available-for Sale                                                  17,860           15,840
    Loans (Net of Unearned Income: $450 and $477)                         74,661           75,381
    Allowance for Losses                                                  (2,991)          (3,020)
    Premises and Equipment                                                 2,004            1,910
    Due from Customers on Acceptances                                      1,109            1,077
    Accrued Interest Receivable                                              986            1,106
    Assets Acquired as Loan Satisfactions                                    834              934
    Other Assets                                                           7,661           11,435
                                                                       ---------        ---------
         TOTAL ASSETS                                                   $166,037        $ 149,888
                                                                       =========        =========
    LIABILITIES
    Deposits:
      Demand (Noninterest Bearing)                                      $ 21,473        $  23,443
      Time and Savings                                                    49,939           51,940
      Foreign                                                             23,709           22,894
                                                                       ---------        ---------
      Total Deposits                                                      95,121           98,277
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements                                    16,016           12,857
    Other Borrowed Funds                                                  13,348           11,908
    Acceptances Outstanding                                                1,112            1,099
    Accounts Payable and Accrued Liabilities                               2,158            2,607
    Other Liabilities                                                     18,874            3,784
    Long-Term Debt                                                         8,447            8,192
                                                                       ---------        ---------
         TOTAL LIABILITIES                                               155,076          138,724
                                                                       ---------        ---------
    COMMITMENTS AND CONTINGENCIES (See Note 8)

    STOCKHOLDERS' EQUITY
    Preferred Stock                                                        1,654            1,654
    Common Stock (Issued 253,796,022 and 253,397,864 Shares)                 254              253
    Capital Surplus                                                        6,565            6,553
    Retained Earnings                                                      2,692            2,501
    Net Unrealized Gain (Loss) on Securities Available-for-Sale,
      Net of Taxes                                                          (192)             215
    Treasury Stock, at Cost                                                  (12)             (12)
                                                                       ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                       10,961           11,164
                                                                       ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $166,037        $ 149,888
                                                                       =========        =========

    The Notes to Consolidated Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

                                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                                      CONSOLIDATED STATEMENT OF INCOME
                                                        Three Months Ended March 31,
                                                   (in millions, except per share data)

                                                                            1994             1993
                                                                       ---------        ---------
    INTEREST INCOME
    Loans                                                               $  1,307        $   1,465
    Securities                                                               416              428
    Trading Assets                                                           173               94
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements                                      100               76
    Deposits With Banks                                                       94               61
                                                                       ---------        ---------
      Total Interest Income                                                2,090            2,124
                                                                       ---------        ---------
    INTEREST EXPENSE
    Deposits                                                                 520              593
    Short-Term and Other Borrowings                                          292              252
    Long-Term Debt                                                           135              130
                                                                       ---------        ---------
      Total Interest Expense                                                 947              975
                                                                       ---------        ---------
    Net Interest Income                                                    1,143            1,149
    Provision for Losses                                                     205              312
                                                                       ---------        ---------
    Net Interest Income After Provision For Losses                           938              837
                                                                       ---------        ---------

    Noninterest Revenue
    Trust and Investment Management Fees                                     110               98
    Corporate Finance and Syndication Fees                                    82               71
    Service Charges on Deposit Accounts                                       69               67
    Fees for Other Banking Services                                          290              251
    Trading Account and Foreign Exchange Revenues                            185              252
    Securities Gains                                                          46               70
    Other Revenue                                                            149              116
                                                                       ---------        ---------
      Total Noninterest Revenue                                              931              925
                                                                       ---------        ---------

    Noninterest Expense
    Salaries                                                                 518              501
    Employee Benefits                                                        119              102
    Occupancy Expense                                                        146              145
    Equipment Expense                                                         84               75
    Foreclosed Property Expense                                               35               71
    Restructuring Charge                                                      48               43
    Other Expense                                                            374              339
                                                                       ---------        ---------
      Total Noninterest Expense                                            1,324            1,276
                                                                       ---------        ---------
    Income Before Income Tax Expense and Effect of
      Accounting Changes                                                     545              486
    Income Tax Expense                                                       226              147
                                                                       ---------        ---------
    Income Before Effect of Accounting Changes                               319              339
    Net Effect of Changes in Accounting Principles                           ---               35
                                                                       ---------        ---------
    Net Income                                                          $    319        $     374
                                                                       =========        =========
    Net Income Applicable To Common Stock                               $    287        $     335
                                                                       =========        =========

    Per Common Share:
      Income Before Effect of Accounting Changes                        $   1.13        $    1.21
      Net Effect of Changes in Accounting Principles                         ---              .14
                                                                       ---------        ---------
      Net Income                                                        $   1.13        $    1.35
                                                                       =========        =========
    Average Common Shares Outstanding                                      253.2            248.5

    The Notes to Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

                                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Three Months Ended March 31,
                                                               (in millions)
                                                                                                1994                1993
                                                                                           ---------           ---------
  OPERATING ACTIVITIES
  Net Income                                                                                $    319            $    374
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Losses                                                                       205                 312
      Restructuring Charge                                                                        48                  43
      Depreciation and Amortization                                                               89                  79
      Net Changes In:
         Trading Related Assets                                                               (1,066)             (4,121)
         Accrued Interest Receivable                                                             120                  73
         Accrued Interest Payable                                                                 26                  86
         Other, Net                                                                              592                 392
                                                                                            --------            --------
      Net Cash Provided (Used) by Operating Activities                                           333              (2,762)
                                                                                            --------            --------

  INVESTING ACTIVITIES
  Net Change In:
    Deposits with Banks                                                                        2,142              (2,275)
    Federal Funds Sold and Securities Purchased Under Resale Agreements                       (1,166)             (1,830)
    Loans Due to Sales and Securitizations                                                     2,942               3,113
    Other Loans                                                                               (2,669)               (432)
    Other, Net                                                                                   607                 403
  Proceeds from the Maturity of Held-to-Maturity Securities                                    1,033               1,254
  Purchases of Held-to-Maturity Securities                                                      (396)             (3,170)
  Proceeds from the Maturity of Available-for-Sale Securities                                  5,507                 217
  Proceeds from the Sale of Available-for-Sale Securities                                      1,008               1,655
  Purchases of Available-for-Sale Securities                                                  (8,209)               (703)
  Cash Used in Acquisitions                                                                      ---                (333)
                                                                                            --------            --------
      Net Cash Provided (Used) by Investing Activities                                           799              (2,101)
                                                                                            --------            --------
  FINANCING ACTIVITIES
  Net Change In:
    Noninterest Bearing Domestic Demand Deposits                                              (1,967)             (3,201)
    Domestic Time and Savings Deposits                                                        (1,984)             (1,796)
    Foreign Deposits                                                                             815                 522
    Federal Funds Purchased, Securities Sold Under Repurchase Agreements
      and Other Borrowed Funds                                                                 4,529               6,986
    Other Liabilities                                                                         (1,222)                (84)
    Other, Net                                                                                    13                (146)
  Proceeds from the Issuance of Long-Term Debt                                                 1,000               1,245
  Redemption and Maturity of Long-Term Debt                                                     (749)               (316)
  Proceeds from the Issuance of Common Stock                                                      13                 167
  Issuance of Preferred Stock                                                                    ---                 194
  Cash Dividends Paid                                                                           (128)               (112)
                                                                                            --------            --------
      Net Cash Provided by Financing Activities                                                  320               3,459
                                                                                            --------            --------
  Effect of Exchange Rate Changes on Cash and Due from Banks                                     (18)                 (2)
                                                                                            --------            --------
  Net Increase (Decrease) in Cash and Due from Banks                                           1,434              (1,406)
                                                                                            --------            --------
  Cash and Due from Banks at January 1,                                                        6,852               8,846
                                                                                            --------            --------
  Cash and Due from Banks at March 31,                                                      $  8,286            $  7,440
                                                                                            ========            ========
  Cash Interest Paid                                                                        $    921            $    889
  Taxes Paid                                                                                $    226            $     16

  The Notes to Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

              CHEMICAL BANKING CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENT OF CHANGES
                         IN STOCKHOLDERS' EQUITY
                       Three Months Ended March 31,
                              (in millions)

                                                     1994      1993
                                                 --------  --------
  BALANCE AT JANUARY 1,                           $11,164   $ 9,851
                                                 --------  --------
  Net Income                                          319       374
  Dividends Declared:
    Preferred Stock                                   (32)      (39)
    Common Stock                                      (96)      (83)
  Issuance of Preferred Stock                         ---       200
  Issuance of Common Stock                             13       167
  Accumulated Translation Adjustment                  ---         1
  Net Change in Fair Value of Available-for-Sale
   Securities, Net of Taxes                          (407)      ---
                                                 --------  --------
    Net Change in Stockholders' Equity               (203)      620
                                                 --------  --------

  BALANCE AT MARCH 31,                            $10,961   $10,471
                                                 ========  ========




                      NOTES TO FINANCIAL STATEMENTS
                      -----------------------------

  NOTE 1 - BASIS OF PRESENTATION
  ------------------------------
  The unaudited financial statements of Chemical Banking Corporation and subsidiaries (the "Corporation") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included.

  On January 1, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," ("FASI 39") which changed the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The Interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The Interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. The adoption of this Interpretation has resulted in an increase in assets and in liabilities of $14.5 billion at March 31, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and the unrealized losses reported in Other Liabilities. Prior to adoption, unrealized gains and losses were reported net in Other Assets.

  On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, cash flows from purchases, maturities and sales of available-for-sale securities have been classified as cash flows from investing activities and prior periods have also been reclassified. Prior to the accounting change, cash flows from these transactions were included as operating activities. See Note 3 of this Form 10-Q for further discussion.

  Part I
  Item 1. (continued)


  NOTE 2 - TRADING ASSETS-DEBT AND EQUITY INSTRUMENTS
  ---------------------------------------------------
  Trading assets-debt and equity instruments, which are measured at fair value, are presented in the following table for the dates indicated:
                                                   March 31,   Dec. 31,
  (in millions)                                         1994       1993
                                                    --------   --------
  U.S. Government and Federal Agencies               $ 4,630    $ 2,792
  Obligations of State and Political Subdivisions        211        604
  Certificates of Deposit, Bankers' Acceptances,
    and Commercial Paper                               1,636      1,794
  Debt Securities Issued by Foreign Governments        3,106      4,025
  Foreign Financial Institutions                       2,443      1,496
  Other <a>                                            1,331        968
                                                    --------   --------

  Total Trading Assets - Debt and
    Equity Instruments                               $13,357    $11,679
                                                    ========   ========
  [FN]
  <a> Primarily includes corporate debt and eurodollar bonds.

  NOTE 3 - SECURITIES
  On December 31, 1993, the Corporation adopted SFAS 115, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Such securities are classified into three categories and accounted for as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.

  SFAS No. 115 resulted in a net after-tax unfavorable impact of approximately $192 million on the Corporation's stockholders' equity at March 31, 1994, compared with a net after-tax favorable impact of $215 million at December 31, 1993. The net change from the 1993 year-end was primarily the result of the higher interest rate environment and the declining value of Brady Bonds. See Note 4 for further discussion.

  Part I
  Item 1. (continued)

  HELD-TO-MATURITY SECURITIES

  The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

  March 31, 1994 (in millions)                                     Gross          Gross
                                                 Amortized    Unrealized     Unrealized            Fair
                                                      Cost         Gains         Losses           Value<a>
                                                  --------    ----------     ----------         -------
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 3,632         $  10          $  35         $ 3,607
      Collateralized Mortgage Obligations            4,869            14             78           4,805
      Other, primarily U.S. Treasuries                 103           ---            ---             103
  Obligations of State and Political
     Subdivisions                                       19           ---            ---              19
  Collateralized Mortgage Obligations <b>              143             4              1             146
  Other                                                760             5              1             764
                                                  --------      --------       --------        --------
      Total Held-to-Maturity Securities            $ 9,526         $  33          $ 115         $ 9,444
                                                  ========      ========       ========        ========


  December 31, 1993 (in millions)                                  Gross          Gross
                                                 Amortized    Unrealized     Unrealized            Fair
                                                      Cost         Gains         Losses           Value<a>
                                                 ---------    ----------     ----------        --------
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 3,666         $ 132          $ ---         $ 3,798
      Collateralized Mortgage Obligations            5,375            45             11           5,409
      Other, primarily U.S. Treasuries                 101           ---            ---             101
  Obligations of State and Political
     Subdivisions                                       13             1            ---              14
  Collateralized Mortgage Obligations <b>              153             5              1             157
  Other                                                800             9            ---             809
                                                  --------      --------        -------        --------
      Total Held-to-Maturity Securities            $10,108         $ 192          $  12         $10,288
                                                  ========      ========       ========        ========

  <a> The Corporation's portfolio of securities generally consists of investment grade securities. The market value of actively traded securities is determined by the secondary market, while the market value for non-actively traded securities is based on independent broker quotations.
  <b> Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.
      See Note Four for loans accounted for pursuant to FAS 115.

  Part I
  Item 1. (continued)

  AVAILABLE-FOR-SALE SECURITIES

  The amortized cost and estimated fair value of available-for-sale securities for the dates indicated were as follows:


  March 31, 1994 (in millions)                                     Gross          Gross
                                                 Amortized    Unrealized     Unrealized            Fair
                                                      Cost         Gains         Losses           Value<a>
                                                 ---------    ----------     ----------          ------
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 9,008         $ 326          $ 236         $ 9,098
      Collateralized Mortgage Obligations              762             4              9             757
      Other, primarily U.S. Treasuries               3,727            22            141           3,608
  Debt Securities Issued by Foreign Governments      2,628            17             50           2,595
  Corporate Debt Securities                            333            16              2             347
  Collateralized Mortgage Obligations <b>              502             1              2             501
  Other                                                953            11             10             954
                                                  --------      --------       --------        --------
     Total Available-for-Sale Securities
      Carried at Fair Value                        $17,913         $ 397          $ 450         $17,860
                                                  ========      ========       ========        ========


  December 31, 1993 (in millions)                                  Gross          Gross
                                                 Amortized    Unrealized     Unrealized            Fair
                                                      Cost         Gains         Losses           Value<a>
                                                  --------    ----------     ----------          ------
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 8,298         $ 349          $  14         $ 8,633
      Collateralized Mortgage Obligations              837             4              2             839
      Other, primarily U.S. Treasuries               2,400            42             17           2,425
  Debt Securities Issued by Foreign Governments      2,174            49              9           2,214
  Corporate Debt Securities                            326            11              3             334
  Collateralized Mortgage Obligations <b>              618             3              1             620
  Other                                                791           ---             16             775
                                                  --------      --------       --------        --------
     Total Available-for-Sale Securities
      Carried at Fair Value                        $15,444         $ 458          $  62         $15,840
                                                  ========      ========       ========        ========

  <a> The Corporation's portfolio of securities generally consists of investment grade securities. The market value of actively traded securities is determined by the secondary market, while the market value for non-actively traded securities is based on independent broker quotations.
  <b> Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.
      See Note Four for loans accounted for pursuant to FAS 115.

  NOTE 4 - LOANS
  --------------
  As discussed in Note Three, the Corporation adopted SFAS 115 effective December 31, 1993. Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico and Venezuela) to financial institutions, including the Corporation, as part of a debt renegotiation are subject to the provisions of SFAS 115. Such loans are classified as loans to foreign governments or as LDC loans. At March 31, 1994, $3,214 million of loans, primarily renegotiated loans, were measured under SFAS 115, including $1,965 million that are classified as held-to-maturity and that are carried at amortized cost. Pre-tax gross unrealized gains and gross unrealized losses

  Part I
  Item 1. (continued)

  related to these held-to-maturity loans totaled $7 million and $672 million, respectively, at March 31, 1994. Loans that were designated as available-for-sale at March 31, 1994 are carried at fair value in the amount of $1,249 million. Pre-tax gross unrealized gains and gross unrealized losses on these loans totaled $17 million and $298 million, respectively, and are reported net of taxes in a separate component of stockholders' equity. Cash proceeds from the sale of available-for-sale loans during the 1994 first quarter were $318 million. The fair value of loans designated as available-for-sale was calculated after consideration of the allowance for losses that would be available to cover credit losses.


  NOTE 5 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
  ----------------------------------------------------
  The Corporation provides postretirement health care and life insurance benefits ("benefits") to substantially all domestic employees who meet certain age and length-of-service requirements at retirement. The amount of benefits provided varies with length of service and date of hire. The Corporation has not funded these benefits.

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

  The Corporation elected to expense the entire unrecognized accumulated obligation (the "transition obligation") as of the date of adoption of SFAS 106 via a one-time charge of $415 million (or $1.67 per common share), based on the domestic benefits design.

  NOTE 6 - RESTRUCTURING CHARGES
  ------------------------------
  During the 1994 first quarter, the Corporation included in noninterest expense a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. The restructuring charge primarily comprises real estate costs and severance costs associated with the closing of the 50 New York branches. Also included in the restructuring charge are severance costs involved in optimizing the branch staff at existing branches. This rationalization of the branch system is part of an ongoing corporate wide program to improve productivity.

  The 1993 first quarter results included a one-time restructuring charge of $43 million ($30 million after-tax) related to the Federally-assisted acquisition in February 1993 of certain assets and liabilities of four former banks (the "First City Banks") of First City Bancorporation of Texas, Inc. ("First City") by the Corporation's subsidiary, Texas Commerce Bancshares, Inc. ("Texas Commerce"). At March 31, 1994, the reserve balance has been substantially utilized and no significant costs are expected in the future.

  In 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and Manufacturers Hanover Corporation. These costs related principally to changes in the Corporation's facilities plans since the merger announcement in July, 1991 and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. At March 31, 1994, the merger reserve balance was approximately $79 million.

  NOTE 7 - INCOME TAXES
  ---------------------
  The Corporation adopted SFAS 109, "Accounting for Income Taxes", as of January 1, 1993 and, after taking into account the additional tax benefits associated with the adoption of SFAS 106 (see Note Five), the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share).

  A valuation reserve was established as of January 1, 1993, in accordance with the requirements of SFAS 109, for tax benefits available to the Corporation but for which realization was in doubt. The Corporation's valuation reserve for Federal taxes of $452 million upon adoption of SFAS 109, as restated for the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), was reevaluated and reduced by $331 million during 1993 due to the strength of the Corporation's earnings. The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993. As a result, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.

  Part I
  Item 1. (continued)

  The remaining Federal valuation reserve of $121 million at March 31, 1994 relates to tax benefits which are subject to tax law limitations on realization. At this time, the Corporation believes that realization of these benefits is sufficiently in doubt to preclude recognition in accordance with the criteria of SFAS 109.

  Additionally, a valuation reserve approximating $148 million at March 31, 1994, was established as of January 1, 1993 against all New York State and City deferred tax assets. Because of the lack of any loss carryover provision under New York statutes, the Corporation is uncertain at this time whether these tax benefits can be realized. Foreign deferred taxes are not material.

  NOTE 8 - COMMITMENTS AND CONTINGENCIES
  --------------------------------------
  For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. The Corporation and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of the Corporation.

  NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
  ----------------------------------------------------------
  Derivatives and Foreign Exchange Products: In the normal course of its business, the Corporation utilizes various financial instruments to meet the financing needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. Derivatives and foreign exchange transactions involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle.

  Credit exposure is summarized in the following table for the dates indicated. The table should be read in conjunction with the descriptions of these products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The amount of mark-to-market exposure presented in the table below takes into account the impact of master netting agreements in effect at the respective dates.

                                       March 31,      December 31,
  (in billions)                             1994              1993
                                       ---------      ------------
  Credit Exposure:
   Interest Rate Contracts                  $9.9             $ 8.6
   Foreign Exchange Contracts                7.1               8.1
   Stock Index Option and
      Commodity Contracts                    0.3               0.2
                                          ------            ------
   Total Credit Exposure                    17.3              16.9
  Less:  Amounts Recorded as Assets
      on Consolidated Balance Sheet         17.3<a>            3.3
                                          ------            ------
  Credit exposure not on balance sheet      $---             $13.6
                                          ======            ======
  [FN]
  <a> Increase due to adoption of FASI 39 on January 1, 1994.

  Part I
  Item 1. (continued)

  The following table summarizes the aggregate notional amounts of interest rate contracts and foreign exchange contracts for the dates indicated. The table should be read in conjunction with the descriptions of these products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  OFF-BALANCE SHEET INSTRUMENTS-DERIVATIVES AND
  FOREIGN EXCHANGE INSTRUMENTS                                             Notional Amounts
  (in millions)                                                   Trading       ALM(a)       Total
                                                                 --------      ------        -----
  Financial Instruments, the Credit Risk of Which is
  Represented by Other Than Notional or Contract Amounts:
  At March 31, 1994:
  Total Interest Rate Contracts                                $1,828,563  $  112,561   $1,941,124
  Total Foreign Exchange Contracts                                819,372      14,324      833,696
  Total Stock Index Options and Commodity
   Derivative Contracts                                             6,306         ---        6,306
                                                               ----------  ----------   ----------
  Total Off-Balance Sheet Instruments
   (Notional Amount)                                           $2,654,241  $  126,885   $2,781,126
                                                               ==========  ==========   ==========

  At December 31, 1993:
  Total Interest Rate Contracts                                $1,644,396  $   96,970   $1,741,366
  Total Foreign Exchange Contracts                                720,793      11,361      732,154
  Total Stock Index Options and Commodity
   Derivative Contracts                                             5,751         ---        5,751
                                                               ----------  ----------   ----------
  Total Off-Balance Sheet Instruments
   (Notional Amount)                                           $2,370,940  $  108,331   $2,479,271
                                                               ==========  ==========   ==========

  (a) ALM denotes Asset/Liability Management.

  Credit-related Financial Instruments: The following table summarizes the Corporation's maximum credit risk which is represented by contract amounts relating to these financial instruments at March 31, 1994 and December 31, 1993. The table should be read in conjunction with the description of these products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  OFF-BALANCE SHEET INSTRUMENTS-CREDIT-RELATED
  FINANCIAL INSTRUMENTS
                                                                March 31,             December 31,
  (in millions)                                                      1994                     1993
                                                                ---------            -------------
  Commitments to Extend Credit                                 $   47,534<a>            $   47,540<a>
  Standby Letters of Credit (Net of Risk
   Participations of $1,430 and $1,285)                            13,302                   11,224
  Other Letters of Credit                                           2,525                    2,325
  Customers' Securities Lent                                       17,655                   14,530

  <a> Excludes credit card commitments of $18.6 billion and $18.0 billion at March 31, 1994 and December 31, 1993, respectively.

  For a description of the Corporation's derivatives products and related revenues, see the Derivatives and Related Products section in Part I, Item 2 of this Form 10-Q.

  Part I
  Item 2.

                                                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                     OF FINANCIAL CONDITION AND RESULTS
                                                               OF OPERATIONS

                                                       QUARTERLY FINANCIAL HIGHLIGHTS
                                               (in millions, except per share and ratio data)

                                                            1994                           1993
                                                         -------         ---------------------------------------
                                                           First          Fourth     Third    Second     First
                                                         Quarter         Quarter   Quarter   Quarter   Quarter
                                                         -------         -------   -------   -------   -------
  REPORTED:
  Income Before Effect of Accounting Changes             $   319         $   347   $   502   $   381   $   339
  Net Effect of Changes in Accounting Principles             ---             ---       ---       ---        35
                                                         -------         -------   -------   -------   -------
  Net Income                                             $   319         $   347   $   502   $   381   $   374
                                                         =======         =======   =======   =======   =======

  Per Common Share:
  Income Before Effect of Accounting Changes             $  1.13         $  1.23   $  1.84   $  1.35   $  1.21
  Net Effect of Changes in Accounting Principles             ---             ---       ---       ---       .14
                                                         -------         -------   --------  -------   -------
  Net Income                                             $  1.13         $  1.23   $  1.84   $  1.35   $  1.35
                                                         =======         =======   =======   =======   =======

  PRO FORMA: <a>
  Income Before Effect of Accounting Changes             $   319         $   347   $   288   $   327   $   276
  Net Effect of Changes in Accounting Principles             ---             ---       ---       ---        35
                                                         -------         -------   -------   -------   -------
  Net Income                                             $   319         $   347   $   288   $   327   $   311
                                                         =======         =======   =======   =======   =======

  Per Common Share:
  Income Before Effect of Accounting Changes             $  1.13         $  1.23   $   .99   $  1.14   $   .95
  Net Effect of Changes in Accounting Principles             ---             ---       ---       ---       .14
                                                         -------         -------   -------   -------   -------
  Net Income                                             $  1.13         $  1.23   $   .99   $  1.14   $  1.09
                                                         =======         =======   =======   =======   =======

  Book Value                                             $ 36.74         $ 37.60   $ 35.96   $ 34.47   $ 33.50
  Market Value                                           $ 36.38         $ 40.13   $ 45.00   $ 40.88   $ 40.38
  Common Dividends Declared                              $   .38         $   .38<b>  $ .33   $   .33   $   .33

  COMMON SHARES OUTSTANDING:
    Average                                                253.2           252.5     252.1     251.7     248.5
    Period End                                             253.3           252.9     252.3     251.8     251.5

  PERFORMANCE RATIOS:
  Return on Average Assets                                   .79% <e>        .94%     1.39%     1.04%     1.06%
  Return on Average Common Equity                          12.24%          13.38%    20.90%    15.97%    16.47%
  Return on Average Stockholders' Equity                   11.59%          12.48%    18.68%    14.49%    15.00%
  Overhead Ratio <d>                                        61.5%           60.6%     57.9%     59.2%     59.5%

  CAPITAL RATIOS:
  Common Stockholders' Equity to Assets                      5.6% <e>        6.3%      6.1%      6.0%      5.7%
  Total Stockholders' Equity to Assets                       6.6% <e>        7.4%      7.3%      7.2%      7.1%
  Tier 1 Leverage                                            6.2% <e><f>     6.8% <f>  6.9%      6.6%      6.7%
  Risk-Based Capital Ratios:
      Tier I (4.0% required)                                 8.3% <f>        8.1% <f>  7.9%      7.6%      7.5%
      Total  (8.0% required)                                12.5% <f>       12.2% <f> 12.1%     12.0%     11.8%

  (a) The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993 and as a result the Corporation's earnings beginning in the fourth quarter of 1993 are reported on a fully-taxed basis. The pro-forma section assumes that the Corporation's 1993 first, second and third quarter results are reported on a fully-taxed basis.
  (b) In the fourth quarter of 1993, the Corporation increased its quarterly common stock dividend to $0.38 per share.
  (c) Quarterly performance ratios are based on annualized reported net income amounts.
  (d) Excludes nonrecurring charges.
  (e) On January 1, 1994, the Corporation adopted FASI 39, which increased total assets by approximately $14.5 billion at March 31, 1994 and total average assets by approximately $13.1 billion for the 1994 first quarter.
  (f) In accordance with current regulatory guidelines, these ratios exclude the impact on stockholders' equity resulting from the adoption of SFAS No. 115.

 Part I
  Item 2 (continued)

  -----------------------------------------------------------------
  OVERVIEW
  -----------------------------------------------------------------

  Chemical Banking Corporation (the "Corporation") recorded net income of $319 million, or $1.13 per common share, in the first quarter of 1994. These results were 16% higher than earnings on a comparable basis (excluding accounting changes and tax benefits) of $276 million, or $.95 per common share, in the first quarter of 1993.

  Reported net income in the first quarter of 1993 was $374 million, or $1.35 per share, when the Corporation benefitted from $98 million in one-time gains, including a net favorable impact of $35 million from the adoption of new accounting standards, as further discussed below, and an income tax benefit of $63 million. The Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993 and, as a result, the Corporation's earnings beginning in the fourth quarter of 1993 are reported on a fully-taxed basis.

  The Corporation's 1994 first quarter results reflected continued good performance in its core businesses, a sharp decline in credit costs, as well as major progress in achieving key financial objectives--growth in fee-based income, a lower credit risk profile, productivity initiatives and a double A credit rating. In the beginning of April 1994, Moody's Investors Service raised its rating on long-term deposits and other senior obligations of Chemical Bank to Aa3 from A1. It also raised the ratings on Chemical Banking Corporation's commercial paper, senior debt, subordinated debt and preferred stock and on Chemical Bank's subordinated debt. The Corporation's 1994 first quarter results also reflected a decline in trading revenues due to weak emerging markets trading and higher noninterest expenses due to the Corporation's continued investment in certain key businesses.

  Net income for the first quarter of 1994 included a restructuring charge of $48 million ($28 million after-tax) related to the previously reported closing of 50 New York branches and a staff reduction of 650. On an annualized basis, the Corporation expects to save $44 million pre-tax through this rationalization of its branch system, part of an ongoing, Corporate wide program to improve productivity.

  The 1993 first quarter results included a one-time restructuring charge of $43 million ($30 million after-tax) related to the Federally-assisted acquisition in February 1993 of certain assets and liabilities of four former banks (the "First City Banks") of First City Bancorporation of Texas, Inc. ("First City") by the Corporation's subsidiary, Texas Commerce Bancshares, Inc. ("Texas Commerce"). Also included in the Corporation's 1993 results was the impact of two significant accounting changes. On January 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which resulted in a charge of $415 million and Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which resulted in an income tax benefit of $450 million. The net favorable impact of the adoption of these new accounting standards was $35 million.

  The Corporation's nonperforming assets at March 31, 1994 were $3.20 billion, down $322 million or 9% from $3.53 billion at December 31, 1993. Moreover, after peaking in the 1992 third quarter, nonperforming assets have declined by $3.38 billion, or 51%, since September 30, 1992. As a result of the continued decline in nonperforming assets, the ratio of the allowance for losses to nonperforming loans reached 126% as of March 31, 1994, compared with 117% at the 1993 year-end and 67% at March 31, 1993.

  At March 31, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.3% and 12.5% respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

 Part I
  Item 2 (continued)

  -----------------------------------------------------------------
  RESULTS OF OPERATIONS
  -----------------------------------------------------------------
  Net Interest Income
  =================================================================

                                              First Quarter
                                           -------------------
  (in millions)                              1994         1993
                                           ------       ------


  Total Interest Income                    $2,090       $2,124
  Total Interest Expense                      947          975
                                          -------      -------
  Net Interest Income                       1,143        1,149
  Taxable Equivalent Adjustment <a>             5            5
                                          -------      -------
  Net Interest Income - Taxable
     Equivalent Basis                      $1,148       $1,154
                                          =======      =======

  -----------------------------------------------------------------
  [FN]
  <a>  Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
  =================================================================

  Net interest income for the 1994 first quarter was $1,143 million compared with $1,149 million in the comparable 1993 period. The net yield on interest-earning assets was 3.59% in the 1994 first quarter, compared with 3.82% in the year ago first quarter. The Corporation recorded interest collections of $18 million from Argentine and Brazilian loans in the 1994 first quarter, down from $30 million in the same period a year ago. Excluding the impact of these receipts, net interest income rose slightly from last year due to a $7.2 billion increase in interest-earning assets and the favorable impact from the reduction in nonperforming loans, largely offset by a lower net yield on interest-earning assets.

  The Corporation's average interest-earning assets for the 1994 first quarter were $129.8 billion, compared with $122.6 billion in the year-ago period. The composition of average earning assets continued to shift in response to growth in liquid assets to support trading businesses and securities, more than offsetting declines in loans. While net interest income was only slightly higher than the 1993 level (excluding the impact of interest from Brazil and Argentina), the shift to lower-spread liquid assets has exerted downward pressure on the net yield on interest-earning assets.

 Part I
  Item 2 (continued)

  AVERAGE BALANCES, INTEREST RATE SPREAD AND NET YIELD ON AVERAGE INTEREST-EARNING ASSETS

                                                      First Quarter
                                           ----------------------------------
                                               1994                  1993
                                     -----------------------   -----------------------
  (Taxable equivalent rates;              Average               Average
   in millions)                           Balance    Rate       Balance     Rate
                                          -------    ----       -------     ----
  Loans <a>                              $ 74,481    7.14%     $ 81,423     7.32%
  Securities                               26,406    6.40        23,307     7.47
  Liquid Interest-Earning Assets           28,917    5.15        17,870     5.23
                                         --------              --------
  Total Interest-Earning Assets          $129,804    6.54%     $122,600     7.04%
                                         ========              ========

  Interest-Bearing Liabilities           $111,099    3.46%     $105,636     3.74%
  Interest-Rate Spread                               3.08                   3.30
  Interest-Free Funds                      18,705     ---        16,964      ---
                                         --------              --------
  Total Source of Funds                  $129,804    2.95%     $122,600     3.22%
                                         ========              ========

  Net Yield on Interest-Earning Assets               3.59%                  3.82%

  <a> Nonperforming loans are included in the average loan balances.

  The Corporation's average total loans in the 1994 first quarter declined by $6.9 billion from the comparable 1993 period. As a percentage of total interest-earning assets, the loan portfolio for the 1994 first quarter decreased to 57% from 66% in the same period a year ago. The decline in the loan portfolio reflects a continuing reduction in commercial loans (albeit at a much lower rate than prior quarters), largely offset by an increase in the consumer portfolio. For a further discussion of the Corporation's loans see the credit portfolio section.

  The Corporation's liquid interest-earning assets and securities averaged $55.3 billion for the 1994 first quarter, compared with $41.2 billion from the same period in 1993. As a percentage of total interest-earning assets, combined liquid assets and securities were 43% for the 1994 first quarter versus 34% in the 1993 comparable periods reflecting the remixing of the composition of the average interest-earning assets which support the Corporation's trading businesses.

  The $7.2 billion growth in interest-earning assets was funded by a $5.5 billion increase in interest-bearing liabilities and a $1.7 billion increase in interest-free funds. For the 1994 first quarter, average interest-bearing liabilities were $111.1 billion, compared with $105.6 billion for the same period in 1993.

  The negative impact on net interest income from nonperforming loans in the first quarter of 1994 was $19 million, down from $49 million in the first quarter of 1993. The improvement in the 1994 period is principally due to the significant reduction in the level of the Corporation's nonperforming loans.

  The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.59% in the first quarter of 1994, compared with 3.82% in same period in 1993. The decline in the net yield was impacted by the aforementioned shift in the Corporation's balance sheet asset mix, partially offset by the smaller negative impact from nonperforming loans. The contribution from interest-free funds to the net yield was 51 basis points in 1994, a slight decline from a 52 basis point contribution in 1993. The decline resulted from the lower average interest-earning asset rate in 1994, despite an increase of $1.7 billion in interest-free funds that financed interest-earning assets.

 Part I
  Item 2 (continued)

  Management anticipates that the net yield on interest-earning assets will be lower in 1994 than 1993. Net interest income in 1994 is expected to approximate the 1993 level as an anticipated higher level of interest-earning assets is expected to offset the anticipated decline in net yield.

  For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on page 43.

  PROVISION FOR LOSSES

  The Corporation's provision for losses was $205 million for the 1994 first quarter, compared with $286 million in the 1993 fourth quarter, and $312 million in the 1993 first quarter. As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the provision for losses in the 1994 first quarter was lower than the non-LDC net charge-offs. The Corporation expects the provision for losses to continue at a lower level throughout 1994. A discussion of the Corporation's credit portfolio, net charge-offs and allowance for losses appears in the Credit Portfolio section.

  NONINTEREST REVENUE

  Noninterest revenue for the 1994 first quarter was $931 million, compared with the $925 million recorded in the same period last year. The increase in 1994 was from increased corporate finance fees, revolving credit fees, and trust and investment management fees, partially offset by lower trading results. The Corporation expects continued growth during 1994 in its various fee-based businesses.

                                                      First Quarter
                                                    ------------------
  (in millions)                                      1994         1993
                                                     ----         ----

  Trust and Investment Management Fees               $110         $ 98
  Corporate Finance and Syndication Fees               82           71
  Service Charges on Deposit Accounts                  69           67
  Fees for Other Banking Services                     290          251
  Trading Account and Foreign Exchange Revenues       185          252
  Securities Gains                                     46           70
  Other Revenue                                       149          116
                                                   ------       ------
     Total Noninterest Revenue                       $931         $925
                                                   ======       ======

  Trust and investment management fees are primarily comprised of corporate and personal trust activities. Services provided include trade, custody, security services, and private banking to customers on a global basis. The increase in trust and investment management fees for 1994 was principally due to increased volume in personal trust and asset management businesses. New customer relationships developed as a result of the acquisition of Ameritrust Texas Corporation ("Ameritrust") also contributed to the increase in personal trust fees.

  Corporate finance and syndication fees were $82 million in the 1994 first quarter, up 15% from a year ago. The increase from last year reflects higher global loan originations and distributions by the Corporation as well as growth in corporate advisory activities. During the 1994 first quarter, the Corporation acted as agent or co-agent for approximately $51 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution. Fees from underwriting debt offerings also contributed to the increase.

  Fees for other banking services for the first quarter of 1994 were $290 million, an increase of $39 million from the comparable 1993 period. The following table sets forth the components of fees for other banking services for the first quarters of 1994 and 1993.

 Part I
  Item 2 (continued)

                                                      First Quarter
                                                    ------------------
  (in millions)                                      1994         1993
                                                     ----         ----


  Credit Card Services Revenue                      $  75         $ 53
  Fees in Lieu of Compensating Balances                58           51
  Commission on Letters of Credit
    and Acceptances                                    33           36
  Loan Commitment Fees                                 22           20
  Mortgage Servicing Fees                              16           16
  Other Fees                                           86           75
                                                   ------       ------
  Total Fees for Other Banking Services             $ 290         $251
                                                   ======       ======

  The higher level of credit card services revenue included $14 million of fees from the new Shell MasterCard reflecting increased volume of retail credit cards from a growing cardholder base.

  Combined trading account and foreign exchange revenues in the 1994 first quarter were $185 million, compared with $252 million in the prior year quarter. Results from foreign exchange, risk management products, and securities trading were mixed, while emerging markets were weak.

  The following table sets forth the components of trading account and foreign exchange revenues for the first quarters of 1994 and 1993. The decrease in revenue from interest rate contracts and from foreign exchange contracts were primarily due to the recent unanticipated volatility in the interest rate and currency markets. Interest rates were affected both overseas and domestically in response to the recently increased interest rates by the Federal Reserve Board. The slight decrease in debt instruments revenue was due to weak emerging markets trading as a result of a decline in the market value of Brady bonds.

                                                      First Quarter
                                                    ------------------
  (in millions)                                      1994         1993
                                                     ----         ----
  Trading Account and Foreign
     Exchange Revenue:
       Interest Rate Contracts <a>                  $  88         $129
       Foreign Exchange Revenue <b>                    45           68
       Debt Instruments and Other [C]                  52           55
                                                   ------       ------
  Total Trading Account and Foreign
     Exchange Revenue                               $ 185         $252
                                                   ======       ======

  [FN]
  <a>  Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements.
  <b>  Includes foreign exchange spot and option contracts.
  [C] Includes U.S. government and foreign government agency and corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.

  As evidenced in the 1994 first quarter, trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation's customers, the Corporation's success in proprietary positioning, its credit standings, and steps taken by central banks and governments to affect financial markets. The Corporation believes that its trading business is a significant core business and that its recently improved credit standing will benefit the Corporation's trading revenues by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, may vary from period to period and may not be as favorable in future periods as they were during 1993.

 Part I
  Item 2 (continued)

  Securities gains were $46 million in the 1994 first quarter, down $24 million from the same period in 1993. For further discussion of the Corporation's securities, see the Securities section.

  Other revenue in the 1994 first quarter was $149 million, compared with $116 million in the 1993 first quarter. The Corporation's other revenue is primarily comprised of income from venture capital activities, equity income from affiliates (including the Corporation's 40% interest in The CIT Group Holdings, Inc. ("CIT")), and gains on the sale of corporate assets.

  Income from venture capital activities, net of valuation losses, was $84 million in the 1994 first quarter, an increase of $56 million from the comparable 1993 period. At March 31, 1994, the Corporation had equity and equity-related investments with a carrying value of $1.4 billion. The Corporation believes that venture capital activities will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period. For further discussion of the Corporation's venture capital activities, see page B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  The 1994 first quarter results included the recognition of $45 million in net gains from LDC-related past-due interest bonds compared with $56 million from the sale of such bonds in the same period a year ago. Also included in other revenue for the 1994 first quarter was a $25 million loss incurred in connection with the Corporation's residential mortgage warehouse activities, compared with a $10 million gain in the first quarter of 1993. The loss was due to an increase in interest rates, more competitive pricing and a greater volume of mortgage closings during the 1994 first quarter. The Corporation's share of CIT's net income, after purchase accounting adjustments, was $16 million in the 1994 first quarter, up from $14 million for the comparable 1993 period.

  NONINTEREST EXPENSE

  Noninterest expense in the first quarter, including the aforementioned $48 million restructuring charge, was $1,324 million, compared with $1,276 million in the first quarter of 1993. The 1993 first quarter results included a one-time restructuring charge of $43 million related to the Federally-assisted acquisition in February 1993 of major components of First City Bancorporation of Texas, Inc. by Texas Commerce Bancshares.

                                                      First Quarter
                                                  ---------------------
  (in millions)                                      1994          1993
                                                     ----          ----

  Salaries                                         $  518        $  501
  Employee Benefits                                   119           102
  Occupancy Expense                                   146           145
  Equipment Expense                                    84            75
  Foreclosed Property Expense                          35            71
  Restructuring Charge                                 48            43
  Other Expense                                       374           339
                                                   ------        ------
  Total Noninterest Expense                        $1,324        $1,276
                                                   ======        ======

  Excluding the restructuring charges in both years, noninterest expense for the 1994 first quarter increased 3.5% when compared with the respective 1993 period, reflecting higher expenses associated with investments in certain key businesses. These investments included the 1993 acquisitions by Texas Commerce, which contributed approximately $26 million in additional operating expenses, and higher operating costs of $32 million related to the co-branded Shell MasterCard program.

 Part I
  Item 2 (continued)

  The ratio of noninterest operating expense (excluding nonrecurring charges) to total operating revenue was 61.5% in the 1994 first quarter, compared with 59.5% in the 1993 comparable period.

  The increase in salaries for the 1994 first quarter was primarily due to additional staff costs resulting from the 1993 acquisitions by Texas Commerce, the implementation of the Shell MasterCard program, and the increase in the Corporation's securities underwriting business, partially offset by lower incentive compensation costs due to the lower trading results. Total staff at March 31, 1994 amounted to 41,112 compared with 41,567 at December 31, 1993. The decrease in staff count from December 31, 1993 was effected by the previously mentioned closings of 50 New York branches.

  Employee benefits in the 1994 first quarter increased $17 million from the prior year period primarily due to a change in actuarial assumptions used for pension expense and Other Postretirement Benefits ("OPEB") expense. Total 1994 pension expense is expected to be approximately $30 million higher than the 1993 level, as a result of a decrease in the discount rate utilized in determining the benefit obligation to 7.5%. Higher costs related to various medical plans also contributed to the increase in employee benefits.

  Equipment expense in the 1994 first quarter was $84 million compared with $75 million in the comparable 1993 period. The increase in 1994 was primarily the result of continued technology enhancements to support the Corporation's investment in certain key businesses.

  Foreclosed property expense was $35 million in 1994 first quarter, a decrease of 51% from the same 1993 period, reflecting significant progress in managing the Corporation's real estate portfolio.
  Management expects that foreclosed property expense in 1994 will be significantly lower than the full year 1993 level.

  Other expense comprises items such as professional fees, insurance, marketing and communications expense. Other expense in the 1994 first quarter was $374 million compared with $339 million in the 1993 first quarter. The increase principally reflects higher marketing expense and telecommunications costs, as well as expenses associated with the First City Banks and Ameritrust acquisitions.

  Included in other expense for the 1994 first quarter was approximately $19 million related to the amortization of goodwill and other intangible assets and other ongoing expenses associated with the First City Banks and Ameritrust acquisitions. As a result of these acquisitions, total amortization of goodwill and intangibles increased to $29 million in the 1994 first quarter from $22 million in the same period in 1993.

  Marketing expenses for the 1994 first quarter were $41 million, compared with $32 million in the 1993 first quarter, reflecting the advertising campaign for the co-branded Shell MasterCard project, as well as increased promotional advertising related to the Corporation's retail banking business.

  The Corporation expects that noninterest operating expense in 1994 will be somewhat higher than that in 1993, reflecting costs associated with the continued investment by the Corporation to grow key business activities. The Corporation anticipates its revenue growth from its investments in certain key businesses and various productivity initiatives will improve the ratio of noninterest operating expenses to total operating revenue.

  INCOME TAXES
  The Corporation's effective tax rate was 41.5% and 30.3% in the first quarter of 1994 and 1993, respectively. Tax expense for the first quarter of 1993 included an income tax benefit of approximately $63 million. Because the Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.

 Part I
  Item 2 (continued)

  --------------------------------------------------------------------------------------------------------------
  LINES OF BUSINESS RESULTS
  --------------------------------------------------------------------------------------------------------------

                                              Global Bank           Regional Bank         Texas Commerce

  For the three months ended March 31,     1994        1993       1994       1993        1994       1993
  (in millions, except ratios)             ----        ----       ----       ----        ----       ----

  Total Revenue                        $    719    $    806    $ 1,030    $ 1,021    $    268   $    263
  Credit Provision                           56          88        110        129        (10)          6
  Noninterest Expense                       297         290        742        689         197        198
  Income (Loss)Before Taxes                 366         428        178        203          81         59
  Income Taxes (Benefits)                   143         164         76         82          30         14
                                       --------    --------   --------   --------    --------   --------
  Net Income (Loss)                         223         264        102        121          51         45
                                       ========    ========   ========   ========    ========   ========

  Average Assets                       $100,991    $ 78,606    $42,388    $41,415    $ 20,693   $ 19,659
  Return on Common Equity                  28.9%       30.0%      17.1%      19.2%       11.8%      12.2%
  Return on Assets                         0.90%       1.36%      0.98%      1.18%       1.00%      0.92%
  Overhead Ratio (Excluding
    Restructuring Charge)                  41.3%       36.0%      67.4%      67.6%       73.5%      75.1%


                                                                     Real Estate             Total<a>

  For the three months ended March 31,                            1994       1993        1994       1993
  (in millions, except ratios)                                    ----       ----        ----       ----


  Total Revenue                                                $    41    $    41    $  2,074   $  2,074
  Credit Provision                                                  69         75         205        312
  Noninterest Expense                                               54         55       1,324      1,276
  Income (Loss) Before Taxes                                       (82)       (89)        545        486
  Income Taxes (Benefits)                                          (36)       (39)        226        210

                                                               -------    -------     -------    -------
  Net Income (Loss) Before Special
    Items/Accounting Changes                                       (46)       (50)        319        276
  Special Item (Federal Tax Benefits)                               --         --          --         63
  Accounting Changes (SFAS 106 and 109)                             --         --          --         35
                                                               -------    -------     -------    -------
  Net Income (Loss)                                                (46)       (50)        319        374
                                                               =======    =======     =======    =======

  Average Assets                                               $ 5,924    $ 7,265    $164,152   $142,613
  Return on Common Equity                                           NM         NM        12.2%      16.5%
  Return on Assets                                                  NM         NM        0.79%      1.06%
  Overhead Ratio (Excluding
    Restructuring Charge)                                           NM         NM        61.5%      59.5%

  <a> Total column includes Corporate sector.  See description of
      Corporate sector on page 24.
  NM - Not meaningful.

  Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance within the Global Bank, Regional Bank, Real Estate and Corporate sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Thus, certain amounts reported in the prior periods have been restated to conform with the presentation of the current quarter's results. Thus, 1993 amounts reported in prior periods have been restated to conform with 1994 presentation.

 Part I
  Item 2 (continued)

  Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

  Guidelines exist for assigning expenses that are not directly incurred by businesses (such as overhead and taxes), as well as for allocating shareholders' equity and the provision for credit losses utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk grading system that is consistently applied throughout the Corporation. A long-term expected tax rate is assigned in evaluating the Corporation's businesses. Texas Commerce's results are tracked and reported on a legal entity basis, including the return on equity calculation.

  GLOBAL BANK

  The Global Bank is organized into four principal management entities: Banking & Corporate Finance (worldwide client management and venture capital); Structured Finance (loan syndications, high yield securities and mergers & acquisitions); Asia, Europe & Capital Markets (the Corporation's trading and treasury functions, plus administration of the international branch system in Asia and Europe); and Developing Markets (businesses include cross-border investment banking, local merchant banking and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing underwriting, distribution, and risk management skills.

  The Global Bank's net income in the first quarter of 1994 was $223 million, a decrease of $41 million, or 15.5%, when compared with the prior-year's comparable period. The sector's return on equity in the first quarter of 1994 was 28.9% compared with 30.0% in the 1993 first quarter. The decline in the 1994 first quarter results was due primarily to decreases in net interest income of $61 million and noninterest revenue of $26 million, partially offset by a decrease in credit provision of $32 million.

  The decrease in net interest income was due to a rising interest rate environment, combined with a change in the mix of earning assets from loans to liquid assets and a reduction in interest collections on Brazilian loans. The noninterest revenue decrease was primarily due to a 26% decline in trading revenues to $180 million in the first quarter of 1994, down from $245 million recorded for last year's first quarter. Trading revenues were down due to the Federal Reserve Board increasing interest rates. Also, foreign exchange and emerging markets trading results were weak. These factors were offset partially by the substantial increase in venture capital revenue of $84 million, up from $28 million from the prior year, and by the strong performance from corporate finance and syndication fees.

  Noninterest expense rose $7 million, or 2.4%, due primarily to the continued investment in the securities business. The substantial increase in average assets is due primarily to the adoption of FASI 39.

  REGIONAL BANK

  The Regional Bank includes Retail Banking (comprised of New York Markets, Retail Card Services and National Consumer Business), Regional Relationship Banking (comprised of Middle Market, Private Banking and Chemical New Jersey) and Geoserve. The Corporation's Technology and Operations group is also managed within this organizational structure. The Retail Bank provides a broad array of products and services including consumer lending, residential financing, deposit services and credit card financing. The Corporation maintains a leading market share position in serving the financial needs of Middle Market commercial enterprises in the New York metropolitan area. Private Banking serves a high net worth clientele with banking and investment services. The Geoserve unit offers cash management, funds transfer, corporate trust and securities processing to the global market.

 Part I
  Item 2 (continued)

  The Regional Bank's net income of $102 million and return on equity of 17.1% for the first quarter of 1994 decreased from last year's first quarter results of $121 million and 19.2%, respectively. The results for the first quarter of 1994 included a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding this one-time charge, the Regional Bank's net income in the 1994 first quarter would have been $130 million and its return on equity 22.3%. The increase in earnings (excluding the restructuring charge) can be attributable to a lower credit provision of $19 million and higher noninterest revenue of $9 million, offset partially by increased noninterest expense of $5 million.

  Improvements in credit quality resulted in lower credit provision for Middle Market, Chemical New Jersey and the Retail Card portfolio. The increase in noninterest revenue is due primarily to higher fees from revolving credit products in Retail Card Services reflecting the launch of the co-branded Shell MasterCard in the fourth quarter of 1993. In addition, New York Markets and Geoserve recorded a higher level of fees. Partially offsetting these positive factors was the impact of losses on residential mortgage warehouse activities in the National Consumer Business, a decrease in corporate finance fees in Middle Market, and lower securities gains at Chemical New Jersey.

  The increase in noninterest expense is primarily due to the aforementioned launch of the Shell MasterCard resulting in higher operating expenses of $32 million. This increase was partially offset by expense management initiatives throughout the Regional Bank, primarily in New York Markets. The Regional Bank's effective tax rate increased to 42.5% for the first quarter of 1994 compared with 40.4% from last year due to the utilization of tax benefits in Chemical New Jersey in the first quarter of 1993.

  TEXAS COMMERCE BANCSHARES

  Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of March 31, 1994, Texas Commerce had $21 billion in total assets with 115 locations statewide.

  Texas Commerce's net income in the first quarter of 1994 was $51 million, an increase of 13% from last year's first quarter results of $45 million. The increase in the 1994 first quarter period compared with the 1993 first quarter period was due primarily to a decrease in the credit provision of $16 million and higher noninterest revenue of $13 million, partially offset by an $8 million decline in net interest income. The $45 million net income for the first three months of 1993 excludes the restructuring charge ($43 million pre-tax; $30 million after-tax) related to the acquisition of the First City Banks and a positive $14 million after-tax net effect from the implementation of SFAS 106 and SFAS 109.

  Based on continuing improvements in asset quality and Texas Commerce's already adequate allowance for losses, Texas Commerce recorded a negative credit provision (i.e. credit to the provision for losses) in the first quarter of 1994. The increase in noninterest revenue is due to strong revenue growth from fee-based services which were up 14% from the first quarter of 1993. Trust income increased 46% and deposit service charges rose 12% from the first quarter of 1993, reflecting both increased demand for Texas Commerce's services as well as the effects of the acquisitions of First City Banks and Ameritrust last year. Lower loan volume contributed to the decline in net interest income.

  Noninterest expenses remained flat compared with last year as the additional $26 million in operating expenses associated with the 1993 acquisitions was entirely offset by a decline in foreclosed property expense.

  Nonperforming assets declined to $191 million at March 31, 1994, down $28 million from the 1993 year-end. The decrease represented the 23rd consecutive quarterly decline from a peak of $1,303 million in mid-1988.

 Part I
  Item 2 (continued)

  REAL ESTATE

  Real Estate includes the management of the Corporation's commercial real estate portfolio, exclusive of Texas Commerce and Chemical Bank New Jersey, N.A. Real Estate had a net loss of $46 million for the first quarter of 1994 compared with a net loss of $50 million in the first quarter of 1993. The $4 million improvement was due primarily to a $6 million decrease in credit provision and lower foreclosed property expense reflecting the significant progress in managing the Corporation's real estate portfolio. Total nonperforming assets at March 31, 1994 were $1,190 million, down 9% from $1,304 million at the 1993 year-end.

  CORPORATE

  Corporate had a net loss of $11 million for the first quarter of 1994, compared with a net loss of $6 million in the comparable 1993 period. Included in the $6 million net loss in 1993 were the following one-time items: the recognition of $63 million in Federal tax benefits, a net $35 million gain from the adoptions of SFAS 106 and SFAS 109, and a $30 million after-tax restructuring charge ($43 million pre-tax) related to the acquisition of the First City Banks. Corporate also includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, such as the impact of residual equity, residual loan loss reserves and provision, and tax residuals.

  -----------------------------------------------------------------
  BALANCE SHEET ANALYSIS
  -----------------------------------------------------------------

  The Corporation's total assets were $166.0 billion at March 31, 1994, an increase of $16.1 billion from the 1993 year-end. The higher level of total assets was principally due to the adoption of FASI 39 on January 1, 1994. As a result of this adoption, total assets and liabilities increased by approximately $14.5 billion at March 31, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and unrealized losses reported in Other Liabilities. Prior to adoption, unrealized gains and losses were reported net in Other Assets.

  SECURITIES

  As of December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of the adoption of SFAS 115, debt and equity securities that were previously measured either at amortized cost or at the lower of aggregate amortized cost or market are currently measured at fair value. See Note Three of the Notes to Consolidated Financial Statements for further discussion of SFAS 115.

  The prepayment of mortgage-backed securities and collateralized mortgage obligations ("CMO") is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMO's that the Corporation believes have stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing regarding the impact that interest and market rate changes would have on its CMO portfolio. Mortgage-backed securities and CMO's which management believes have high prepayment risk are included in the available-for-sale portfolio.

  CREDIT PORTFOLIO

  The following loan review discussion focuses primarily on developments since December 31, 1993 and should be read in conjunction with the Credit Portfolio section on pages B34 through B42 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

 Part I
  Item 2 (continued)

  The Corporation's loans outstanding totaled $74.7 billion at March 31, 1994, a decline of $0.7 billion from year-end 1993 and $6.6 billion lower than March 31, 1993. The slight decline in the loan portfolio reflects a continuing reduction in commercial loans (albeit at a much lower rate than prior quarters), largely offset by an increase in the consumer portfolio. The commercial loan outstandings have declined due to management's strategic decision to reduce the credit risk profile of the Corporation as well as ongoing loan paydowns from businesses that are refinancing their borrowings in the debt and equity markets.

  The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the 1994 first quarter, the Corporation acted as agent or co-agent for approximately $51 billion in syndicated credit facilities.

  The Corporation's loan balances were as follows for the dates indicated:

                                     March 31, December 31,    March 31,
  (in millions)                           1994         1993         1993
                                     --------- ------------    ---------

  Non-LDC Loans:
   Commercial Real Estate <a>          $ 7,542      $ 7,939      $ 9,277
   Commercial and Industrial            25,909       24,963       32,524
   Financial Institutions                7,285        8,364        6,718
   Foreign Governments and Official
     Institutions                        4,972        5,314        5,156
                                       -------      -------      -------
     Total Commercial Loans             45,708       46,580       53,675
   Consumer <b>                         26,288       25,803       23,876
                                       -------      -------      -------
     Total Non-LDC Loans                71,996       72,383       77,551
  LDC Loans                              2,665        2,998        3,676
                                       -------      -------      -------
     Total Loans                       $74,661      $75,381      $81,227
                                       =======      =======      =======

  <a> Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
  <b> Consists of 1-4 family residential mortgages, credit cards, installment loans (direct and indirect types of consumer finance) and student loans.

  NONPERFORMING ASSETS
  For a description of the Corporation's accounting policy for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated
  Financial Statements on pages B57-B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  For a description of the Corporation's shared loss assets acquired from First City which are subject to loss sharing provisions of the Purchase and Assumption Agreements between the FDIC and Texas Commerce, see Note Seven of the Notes to the Consolidated Financial Statements on page B64 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. At March 31, 1994, nonperforming shared loss assets were $91 million. Such assets are not included in the amount of nonperforming assets below.

 Part I
  Item 2 (continued)

  The following table sets forth the nonperforming assets and contractually past due loans of the Corporation at March 31, 1994, December 31, 1993 and March 31, 1993.

                                               March 31,December 31,   March 31,
  (in millions)                                     1994        1993        1993
                                               ---------------------   ---------
    Nonperforming Loans:
    Non-LDC:
      Commercial Real Estate                      $  684      $  707      $1,145
      Commercial and Industrial                      922       1,068       1,750
      Financial Institutions                          58          69          95
      Foreign Governments and
        Official Institutions                        ---         ---         ---
                                                 -------     -------     -------
           Total Commercial Loans                  1,664       1,844       2,990
      Consumer <a>                                   181         125         228
                                                 -------     -------     -------
           Total Non-LDC                           1,845       1,969       3,218

    LDC:
      Brazil                                         307         403         594
      Argentina                                        6           7         316
      Other LDC Countries                            211         212         320
                                                 -------     -------     -------
           Total LDC                                 524         622       1,230

    Total Nonperforming Loans                      2,369       2,591       4,448
    Assets Acquired as Loan Satisfactions            834         934       1,258
                                                 -------     -------     -------
    Total Nonperforming Assets                    $3,203      $3,525      $5,706
                                                 =======     =======     =======

    Contractually Past Due Loans <b>:
      Consumer                                    $  271      $  299      $  294
      Commercial and Other Loans                     118          24         133
                                                 -------     -------     -------
           Total Contractually Past Due Loans     $  389      $  323      $  427
                                                 =======     =======     =======

  <a> Primarily includes 1-4 family residential mortgage loans.
  <b> Accruing loans past due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

  The Corporation's total nonperforming assets at March 31, 1994 were $3,203 million, down $322 million from the 1993 year-end level and a decrease of $2.5 billion from last year's comparable quarter. The decreases from both 1993 period-ends reflect declines in non-LDC nonperforming assets and LDC nonperforming loans. This improvement in the Corporation's credit profile is a result of a lower level of loans being placed on nonperforming status as well as repayments, charge-offs, and the result of continuing loan workout and collection activities. Management expects further significant reductions in the level of its non-LDC nonperforming assets during 1994. LDC nonperforming loans also are expected to decrease in the second quarter of 1994 due to the Brazilian debt exchange which took place on April 15, 1994. For further discussion of the Brazilian debt exchange, see the Brazil section in this Form 10-Q.

 Part I
  Item 2 (continued)

  The following table presents the reconciliation of non-LDC nonperforming assets for the first quarters of 1994 and 1993.

  Reconciliation of Non-LDC Nonperforming Assets      First Quarter
                                                    ------------------
  (in millions)                                      1994         1993
                                                     ----         ----

  Balance at beginning of period                   $2,903       $4,744
  Additions:
     Loans placed on nonperforming status             292          576
  Deductions:
     Payments                                         247          258
     Sales                                             42           82
     Charge-offs <a>                                  156          242
     Write-downs                                       31           57
     Return to accrual status                          40          205
                                                  -------      -------
  Balance at end of period                         $2,679       $4,476
                                                  =======      =======

  [FN]
  <a> Excludes those consumer charge-offs that are recorded on a formula basis.

  LDC nonperforming loans at March 31, 1994 were $524 million, a decrease of $98 million from December 31, 1993 and $706 million lower than a year ago. The decrease from March 31, 1993 principally reflects the removal of restructured Argentine debt from nonaccrual status which resulted in a reduction of $281 million in LDC nonperforming outstandings, as well as charge-offs, and sales and swaps.

  ALLOWANCE FOR LOSSES
  For a discussion of the Corporation's allowance for losses, see the allowance for losses section on page B36 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The accompanying table reflects the activity in the allowance for losses for the first quarters ended March 31, 1994 and 1993.

                                                      First Quarter
                                                   -------------------
  (in millions)                                      1994         1993
                                                     ----         ----
  NON-LDC ALLOWANCE:
     Balance at Beginning of Period                $2,423       $2,206
     Provision for Losses                             205          312
     Charge-Offs                                     (283)        (355)
     Recoveries                                        53           43
                                                  -------      -------
       Net Charge-Offs                               (230)        (312)
     Other                                              2           14<a>
                                                  -------      -------
     Balance at End of Period                       2,400        2,220
                                                  -------      -------
  LDC ALLOWANCE:
     Balance at Beginning of Period                   597          819
     Provision for Losses                             ---          ---
     Charge-Offs                                       (1)          (4)
     Recoveries                                        53           10
                                                  -------      -------
       Net Recoveries                                  52            6
     Losses on Sales and Swaps                        (58)         (57)
                                                  -------      -------
     Balance at End of Period                         591          768
                                                  -------      -------
     Total Allowance for Losses                    $2,991       $2,988
                                                  =======      =======

  [FN]
  <a> Primarily related to the First City Banks acquisition.

 Part I
  Item 2 (continued)

  The Corporation's allowance for losses has been allocated between the non-LDC and LDC portfolio segments. The Corporation's non-LDC allowance at March 31, 1994 was $2.4 billion, or 3.33% of non-LDC loans outstanding, compared with $2.4 billion or 3.35% of non-LDC loans outstanding at December 31, 1993 and $2.2 billion or 2.86% of non-LDC loans outstanding at March 31, 1993. The LDC allowance totaled $591 million at March 31, 1994, compared with $597 million at December 31, 1993 and $768 million at March 31, 1993.

  The changes in the non-LDC and LDC allowances from a year ago resulted from the reallocation of $200 million from the LDC allowance to the non-LDC allowance in the second quarter of 1993. The reallocation reflected the Corporation's ongoing analysis and evaluation of its LDC loan portfolio, including the finalization of the Argentine financing program in 1993 and progress in debt negotiations with Brazil. In addition, during 1993, the Corporation allocated $102 million of the LDC allowance for Brazilian outstandings as a result of the Corporation's evaluation of its refinancing country portfolio and in consideration of recommendations of the Interagency Country Exposure Review Committee ("ICERC").

  As a result of developments relating to the recently completed restructuring of Brazilian debt, the Corporation will continue to evaluate its options with respect to the allowance currently allocated to the LDC portfolio, including the possible elimination of a separately designated LDC allowance.

  The following table presents the Corporation's allowance coverage ratios at March 31, 1994, December 31, 1993 and March 31, 1993.

  ALLOWANCE COVERAGE RATIOS

                                    March 31,  December 31,  March 31,
  For the Period Ended:                  1994          1993       1993
                                    ---------  ------------  ---------
  Allowance for Losses to:
    Loans at Period-End                   4.01%       4.01%      3.68%
    Average Loans                         4.02        3.84       3.67
    Nonperforming Loans                 126.26      116.56      67.18

  Non-LDC Allowance for Losses to:
    Total Non-LDC Loans                   3.33        3.35       2.86
    Non-LDC Nonperforming Loans         130.08      123.06      68.99

  LDC Allowance for Losses to:
    Medium- and Long-Term Outstandings   32.34       26.55      23.80
    Total Outstandings                   14.92       14.59      18.50
    LDC Nonperforming Loans             112.92       95.98      62.49

  LDC Allowance Adjusted for Prior
    Charge-Offs with Claims Retained to
    Medium- and Long-Term Outstandings
    and Claims Retained                  58.97       54.14      55.60

  Total Net Charge-Offs (annualized) to
    Loans at Period-End                    .97        1.50       1.53
    Average Loans                          .97        1.43       1.52

  Non-LDC Net Charge-Offs (annualized) to
    Non-LDC Loans at Period-End           1.30        1.74       1.63

 Part I
  Item 2 (continued)

  The Corporation deems its allowance for losses at March 31, 1994 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, as well as from other balance sheet and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements.

  NET CHARGE-OFFS

                                                      First Quarter
                                                   -------------------
  (in millions)                                      1994         1993
                                                     ----         ----
  Non-LDC Net Charge-Offs:
     Commercial Real Estate                          $ 75         $ 67
     Commercial and Industrial                         63          126
     Financial Institutions                             2           22
     Foreign Government and Official Institutions     ---          ---
                                                   ------       ------
       Total Commercial Net Charge-Offs               140          215
     Consumer                                          90           97
                                                   ------       ------
       Total Non-LDC Net Charge-Offs                  230          312
  LDC Net Recoveries                                  (52)          (6)
                                                   ------       ------
       Total Net Charge-Offs                          178          306
  Losses on Sales and Swaps                            58           57
                                                   ------       ------
  Total Net Charge-Offs and Losses
    on Sales and Swaps                               $236         $363
                                                   ======       ======

  For a discussion of net charge-offs, see the various credit portfolio sections. Management expects total non-LDC net charge-offs in 1994 to decrease significantly from the full year 1993 amount.

  COMMERCIAL REAL ESTATE
  The commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties, which are included in the consumer loan portfolio. The commercial real estate loan portfolio totaled $7.5 billion at March 31, 1994, down from $7.9 billion at December 31, 1993 and $9.3 billion at March 31, 1993. The decreases from the 1993 year-end and year ago periods are attributable to repayments, transfers to real estate owned and charge-offs.

  The table below sets forth the major components of the commercial real estate loan portfolio at the dates indicated.

                                 March 31, December 31,   March 31,
    (in millions)                     1994         1993        1993
                                ----------   ----------   ---------

  Commercial Mortgages              $6,301       $6,478      $7,409
  Construction                       1,241        1,461       1,868
                                    ------       ------      ------
  Total Commercial Real
   Estate Loans                     $7,542       $7,939      $9,277
                                    ======       ======      ======

  Commercial mortgages provide financing for the acquisition or refinancing of commercial properties, and typically have terms ranging from three-to-seven years. Construction loans are generally originated to finance the construction of real estate projects.
  When a loan financing the completed construction has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.

 Part I
  Item 2 (continued)

  The following table shows the Corporation's commercial real estate loans, nonperforming loans and foreclosed commercial real estate, by property type and geographic location.

  Commercial Real Estate by Property Type and Geographic Region <a>
  -----------------------------------------------------------------
                                                        March 31, 1994
                             -------------------------------------------------------------------
                                                                                                   Dec. 31,
                                                       Other      Total                                1993
  (in millions)                 NY/NJ      Texas    Domestic    Domestic     Foreign       Total      Total
                               ------      -----    --------    --------    --------       -----   --------
  Office:
     Loans                     $ 804      $  413      $  312      $1,529      $  166     $1,695     $ 1,768
     Nonperforming Loans          48           2          99         149          18        167         198
     Real Estate Owned            44          39          38         121          65        186         208

  Retail:
     Loans                       628         268         483       1,379          91      1,470       1,459
     Nonperforming Loans          29          11           0          40           0         40          52
     Real Estate Owned             8           3          41          52           0         52          65

  Residential: <b>
     Loans                       650         163         157         970          79      1,049       1,215
     Nonperforming Loans         100          10           8         118           0        118         130
     Real Estate Owned            99           1           0         100           0        100         123

  Hotel:
     Loans                       195          79         267         541          45        586         619
     Nonperforming Loans          21           0         112         133           0        133          72
     Real Estate Owned           198           0           8         206           0        206         211

  Land:
     Loans                       176         154          23         353          29        382         404
     Nonperforming Loans          70           6           7          83           0         83          90
     Real Estate Owned            84          60          45         189           0        189         212

  Other:
     Loans                     1,163         677         339       2,179         181      2,360       2,474
     Nonperforming Loans          98          25          13         136           7        143         165
     Real Estate Owned            26          10           0          36           0         36          47

  Total:
     Loans                     $3,616     $1,754      $1,581      $6,951      $  591     $7,542     $ 7,939
     Nonperforming Loans         366          54         239         659          25        684         707
     Real Estate Owned           459         113         132         704          65        769         866

  <a> Nonperforming loans are included in loan balances.  Real Estate
      Owned denotes foreclosed commercial real estate, which is included in assets acquired as loan satisfactions.
  <b> Represents residential property construction, land development and multi-family permanent mortgages, excluding 1-4 family residential mortgages.

  The largest concentration of commercial real estate loans is in the New York/New Jersey and Texas markets, representing 48% and 23%, respectively, of the commercial real estate portfolio. No other state represented more than 3% of the commercial real estate loan portfolio. At March 31, 1994, the portfolio included $591 million of international real estate loans, which are primarily located in the United Kingdom and Hong Kong.

 Part I
  Item 2 (continued)

  Nonperforming commercial real estate assets were $1,453 million at March 31, 1994, a 8% decrease from December 31, 1993 and down $744 million or 34% from March 31, 1993. The improvement in nonperforming commercial real estate asset levels for the 1994 first quarter is the result of increased liquidity in the commercial real estate markets and successful focused workout activities. The decreases from both periods reflect nonaccrual loans returning to accrual status, charge-offs and the continuing sale of foreclosed property.

  The amount of commercial real estate loans that became nonperforming during the 1994 first quarter declined significantly when compared with the 1993 period. The first quarter of 1994 was the fifth consecutive quarter in which reductions to nonperforming assets in the form of payments, return to accrual status and sales of real estate owned were greater than the additions to nonperforming assets. Commercial real estate net charge-offs in the first quarter of 1994 totaled $75 million, compared with $67 million in the same period a year ago. Writedowns of commercial real estate owned totaled $28 million for the first three months of 1994, compared with $54 million in first quarter 1993. Approximately $41 million in commercial real estate owned was sold during the 1994 first quarter. Generally, these assets were sold at or above carrying value. Commercial real estate net charge-offs, writedowns and nonperforming assets for 1994 are expected to be below 1993 levels.

  COMMERCIAL AND INDUSTRIAL PORTFOLIO
  The commercial and industrial portfolio totaled $25.9 billion at March 31, 1994, compared with $25.0 billion at December 31, 1993 and $32.5 billion at March 31, 1993. The portfolio is diversified geographically and by industry. At March 31, 1994, approximately 75% of the commercial and industrial loans were domestic. The largest industry concentration is oil and gas at approximately 2.9% of total loans. Real estate related of approximately $1.6 billion is the second largest concentration representing 2.1% of total loans.

  Included in commercial and industrial are loans related to highly leveraged transactions ("HLT"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at March 31, 1994 totaled approximately $1.7 billion, compared with $1.9 billion at December 31, 1993 and $2.4 billion at March 31, 1993. The Corporation also was committed at March 31, 1994 to lend an additional amount of approximately $.8 billion to its HLTs. The substantial reduction in the HLT loan portfolio from March 31, 1993 can be largely attributed to repayments, reclassifications to non-HLT status and, to a lesser extent, charge-offs. At March 31, 1994, the Corporation had $260 million in nonperforming HLT loans compared with $269 million at the end of 1993 and $466 million at the end of the same period last year. Net charge-offs related to HLTs during the first quarter of 1994 totaled $3 million, versus $27 million for the first quarter 1993.

  FINANCIAL INSTITUTIONS, AND FOREIGN GOVERNMENTS AND OFFICIAL INSTITUTIONS PORTFOLIOS
  Financial institutions include commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insuring. Loans to financial institutions were $7,285 million at March 31, 1994 or 10% of total loans outstanding at March 31, 1994. Loans to financial institutions are predominantly to commercial banks and broker-dealers, which together comprise over half the financial institution total.

  At March 31, 1994, 7% of the Corporation's total non-LDC loans were to foreign governments, government agencies, government-owned commercial enterprises, and official institutions.

  CONSUMER PORTFOLIO
  The consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, installment loans and student loans. The consumer loan portfolio totaled $26.3 billion at March 31, 1994, representing 35% of total loans, up from $25.8 billion or 34% of total loans at December 31, 1993 and $23.9 billion or 29% of total loans at March 31, 1993.

 Part I
  Item 2 (continued)

  The following table presents the composition of the Corporation's consumer loans at the dates indicated.

                              March 31,   December 31,   March 31,
  (in millions)                    1994           1993        1993
                              ---------   ------------   ---------

  Residential Mortgages         $12,549        $12,346    $ 11,683
  Credit Cards                    7,269          7,176       6,178
  Installment Loans               4,300          4,178       3,986
  Student Loans                   2,170          2,103       2,029
                               --------       --------    --------
  Total                         $26,288        $25,803    $ 23,876
                               ========       ========    ========

  Credit card receivables at March 31, 1994 increased $1.1 billion from the same period a year ago, of which approximately $770 million is related to the co-branded Shell MasterCard program, which was introduced in the fourth quarter of 1993.

  Total nonperforming consumer loans at March 31, 1994 were $181 million and were comprised of $155 million of loans secured by residential real estate and $26 million of installment loans. Total nonperforming consumer loans at December 31, 1993 were $125 million and were comprised of $101 million of loans secured by residential real estate and $24 million of installment loans. At March 31, 1993, total nonperforming consumer loans were $228 million and were comprised of $200 million of loans secured by residential real estate and $28 million of installment loans. The decline in nonperforming consumer residential loans and real estate owned from March 31, 1993 was principally due to the Corporation's decision, in the second quarter of 1993, to accelerate the disposition of $162 million of nonperforming residential mortgage assets arising from loans originally extended several years ago under a reduced documentation mortgage program that was discontinued in 1990.

  Net charge-offs in the consumer loan portfolio totaled $90 million in the 1994 first quarter compared with $97 million in the 1993 first quarter. The 1994 first quarter net charge-offs consisted of $82 million in credit card receivables, $5 million in installment loans and $3 million in residential mortgages. The 1993 first quarter net charge-offs consisted of $86 million in credit card receivables, $8 million in installment loans and $3 million in residential mortgages. There were essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees.

  Consumer loan balances are expected to increase in 1994, particularly in the credit card portfolio. In 1994, the Corporation's strategy will continue to emphasize risk management and consumer loan portfolio credit quality. Management expects consumer loan charge-offs in 1994 will approximate the 1993 level due to the anticipated higher level of credit card receivables outstanding as a result of the Shell MasterCard program.

  MORTGAGE BANKING ACTIVITIES
  The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation may sell loans to investors, primarily in the secondary market, while retaining the rights to service such loans. In accordance with current accounting standards, the value of such servicing rights related to originating mortgage loans is not recorded as an asset in the financial statements. The Corporation originated $4.1 billion of mortgages in the first quarter of 1994 versus $2.9 billion in the same 1993 period.

  In addition to originating mortgage servicing rights, the Corporation also purchases mortgage servicing rights. The
  Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. The Corporation's servicing portfolio amounted to $38.6 billion at March 31, 1994 compared with $36.4 billion at December 31, 1993 and $33.3 billion at March 31, 1993. Purchased mortgage servicing rights (included in other assets) amounted to $265 million at March 31, 1994 compared with $249 million at December 31, 1993 and $209 million at March 31, 1993. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated within the

 Part I
  Item 2 (continued)
  past two years when interest rates have been relatively low). The Corporation utilizes accelerated amortization and continually evaluates prepayment exposure of the portfolio, thereby adjusting the balance and remaining life of the servicing rights as a result of prepayments.

  OUTSTANDINGS TO COUNTRIES ENGAGED IN DEBT RESCHEDULING

  The following table sets forth the Corporation's outstandings to countries engaged in debt rescheduling ("LDC") at the dates indicated.

                        March 31, 1994                       December 31, 1993
            --------------------------------------  -----------------------------------
              Medium- and    Trade and               Medium- and    Trade and
                Long-Term   Short-Term        Total    Long-Term   Short-Term       Total
  (in millions)                    <a>                                    <a>
              -----------   ----------        -----  -----------  -----------       -----
  Brazil           $  402       $1,047      $ 1,449      $   499      $   829      $1,328
  Venezuela <b>       401          260          661          651          160         811
  Argentina           165          546          771          203          544         747
  Others              861          280        1,141          895          309       1,204
                  -------      -------      -------      -------      -------     -------
  Total            $1,829       $2,133      $ 3,962      $ 2,248      $ 1,842      $4,090
                  =======      =======      =======      =======      =======     =======

  <a> Trade and short-term outstandings include accrued interest, interest-bearing deposits with banks and trade-related credits.
  <b> Amounts outstanding to Venezuela exclude interest rate reduction bonds with a book value of $287 million at March 31, 1994 and $365 million at December 31, 1993. The principal amount of these bonds is secured by zero-coupon U.S. Treasury securities. As of March 31, 1994, the market values of these bonds and the underlying collateral were $145 million and $42 million, respectively.
      Amounts outstanding to Uruguay exclude interest rate reduction bonds with a book value of $129 million at March 31, 1994 and also at December 31, 1993. The principal amount of these bonds is secured by zero-coupon U.S. Treasury securities. At March 31, 1994, the market values of these bonds and the underlying collateral were $90 million and $18 million, respectively.

  The Corporation's medium- and long-term outstandings to countries engaged in debt rescheduling at March 31, 1994 were $1,829 million, a reduction of $419 million, or 19%, from December 31, 1993. The reduction from the 1993 year-end is primarily attributable to loan sales.

  Total LDC outstandings were $3,962 million at March 31, 1994, a decline of $128 million from December 31, 1993. The reduction was principally due to the aforementioned reductions in medium- and long-term outstandings partially offset by higher trade and short-term outstandings.

  BRAZIL
  For a discussion of significant developments with respect to the restructuring of Brazilian debt, see pages B41 and B42 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The following significant events have occurred to date in 1994: The exchange of bank creditors' eligible medium- and long-term debt for bonds issued by the Federal Republic of Brazil occurred on April 15, 1994. The Corporation's total Brazilian outstandings affected by the exchange have a book value of $297 million. The Corporation's "Old" debt (multi-year Deposit Facility Agreement and other pre-1988 restructured debt) with a face value of $633 million (which includes loan amounts previously charged off) was exchanged for $296 million of Capitalization bonds and $219 million of Discount bonds. The Corporation's "New" debt (credit extensions originating from the 1988 restructuring) with a face value of $166 million (which includes loan amounts previously charged off) was exchanged for $91 million of Debt
  Conversion bonds and $75 million of New Money bonds. The Corporation also received Eligible Interest bonds (EI's) of approximately $160 million for the majority of its remaining unpaid interest. A portion of principal bonds ($50 million) and interest bonds (approximately $15 million) is currently being held in escrow to be released at a later date. The exchange did not result in any additional charge-offs by the Corporation.

 Part I
  Item 2 (continued)

  The aforementioned bonds received through the exchange are measured subject to the provisions of SFAS 115. The Corporation is classifying these bonds as available-for-sale, and therefore they will be valued at fair value. As a result of the above classification, the Corporation plans to remove approximately $280 million of
  Brazilian loans from nonperforming status. Also, Brazilian outstandings will be reduced by approximately $120 million, due to the collateralization of the discount bonds principal.  The remaining bonds received were uncollateralized. The reductions to nonperforming loans and total Brazilian outstandings are expected to occur in the second quarter of 1994.
  -----------------------------------------------------------------
  CAPITAL
  -----------------------------------------------------------------

  The following capital discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Capital section on pages B42 through B44 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  Total stockholders' equity at March 31, 1994 was $11.0 billion, compared with $11.2 billion at December 31, 1993. The $200 million decline from year-end was principally due to a $407 million reduction in the fair value of available-for-sale securities accounted for under SFAS 115, which was partially offset by $191 million in retained earnings generated over the first three months of 1994.

  Total capitalization (total stockholders' equity under risk-based capital guidelines and subordinated and senior debt that qualifies as Tier 2 Capital) increased by $306 million during the 1994 first quarter.

  LONG-TERM DEBT
  In the first quarter of 1994, additions to the Corporation's long-term debt were $1.0 billion (including $200 million of subordinated debt that qualifies as Tier 2 Capital). These additions were offset by maturities of $609 million of long-term debt (including $169 million of medium-term notes, $100 million of senior notes, $340 million of other long-term debt) and the redemption of $140 million of long-term debt. See Liquidity Management section for further discussion of the Corporation's long-term debt redemptions.

  COMMON STOCK DIVIDENDS
  In the first quarter of 1994, the Board of Directors of the Corporation declared a $.38 per share quarterly dividend to be paid on its common stock in April 1994. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

  RISK-BASED CAPITAL RATIOS
  At March 31, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.3% and 12.5%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No. 115. The Federal Reserve Board has proposed to permit banking corporations to include in Tier 1 Capital the net amount of any unrealized gains or losses from securities available-for-sale. At March 31, 1994, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.6% and 12.0%, respectively. At such date, each of Chemical Bank and Texas Commerce Bank National Association, were "well capitalized," as defined by the Federal Reserve Board.
  To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%.

  LEVERAGE RATIOS
  The Tier 1 leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for losses, goodwill and non-qualified intangible assets). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Higher capital ratios could be required if warranted by the particular circumstances, or risk profile, of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it. The Corporation's Tier I leverage ratio was 6.19% at March 31, 1994, compared with 6.77% at December 31, 1993. At March 31, 1994, Chemical Bank's Tier 1 leverage ratio was 6.11%, compared with 6.97% at December 31, 1993. The declines in the leverage ratios for both the Corporation and Chemical Bank reflect the adoption of FASI 39 on January 1, 1994.

 Part I
  Item 2 (continued)

  The table which follows sets forth the Corporation's Tier 1 Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based Tier 1 and Total Capital Ratios and Tier 1 leverage ratios for the dates indicated.

  CAPITAL AND RATIOS UNDER FEDERAL RESERVE BANK FINAL GUIDELINES

                                           March 31,  December 31,
  (in millions, except ratios)                  1994          1993
                                           ---------  ------------
  Tier 1 Capital
    Common Stockholders' Equity             $  9,499     $   9,295
    Nonredeemable Preferred Stock              1,654         1,654
    Minority Interest                             65            66
    Less: Goodwill                               935           941
          Non-Qualifying Intangible Assets       189           211
                                            --------      --------

    Tier 1 Capital                          $ 10,094     $   9,863
                                            --------      --------

  Tier 2 Capital
    Long-Term Debt Qualifying as Tier 2     $  3,539     $   3,437
    Qualifying Allowance for Credit Losses     1,541         1,536
                                            --------      --------

    Tier 2 Capital                          $  5,080     $   4,973
                                            --------      --------

  Total Qualifying Capital                  $ 15,174     $  14,836
                                            ========      ========
    Risk-Weighted Assets <a>                $121,874     $ 121,446
    Tier 1 Capital Ratio                        8.28%         8.12%
    Total Capital Ratio                        12.45%        12.22%
    Tier 1 Leverage Ratio                       6.19%         6.77%

  [FN]
    Excluding the Corporation's securities subsidiary, Chemical
    Securities Inc., the March 31, 1994 ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.0% and 12.0%, respectively, compared with 7.9% and 11.9%, respectively, at December 31, 1993.

  (a) Includes off-balance sheet risk-weighted assets in the amount of $39,061 million, and $36,777 million, respectively, at March 31, 1994 and December 31, 1993.

 Part I
  Item 2 (continued)

  -----------------------------------------------------------------
  LIQUIDITY MANAGEMENT
  -----------------------------------------------------------------

  The following liquidity management discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Liquidity Management section on pages B44 and B45 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits, which includes all deposits except zero-rate deposits, foreign deposits and certificates of deposit of $100,000 or more. The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the 1994 first quarter were $60.4 billion, an increase from $60.0 billion for the comparable quarter in 1993. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. For the 1994 first quarter, the Corporation's percentage of average core deposits to average interest-earning assets was 47%, compared with 49% in the first quarter 1993. Average core deposits as a percentage of average loans was 81% for the first quarter 1994, compared with 74% for the same quarter a year ago.

  The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the 1994 first quarter, the Corporation issued $200 million of subordinated debt, $350 million of senior debt through its medium-term note program, and $450 million other long-term debt.

  In April 1994, Moody's Investors Service raised its rating on the long-term deposits and other senior obligations of Chemical Bank to Aa3 from A1. It also raised the ratings on the Corporation's commercial paper, senior debt, subordinated debt and preferred stock and on Chemical Bank's subordinated debt.

  During the 1994 first quarter, the Corporation redeemed $140 million of its long-term debt. Such redemptions were undertaken by the Corporation in light of its ability (as a result of market conditions in general and the recent upgrades in the Corporation's debt ratings in particular) to access the credit markets on terms more favorable than that of the redeemed debt. These redemptions were part of the Corporation's plan to improve its capital position by achieving lower financing costs, reducing interest rate risk and lengthening maturities. The Corporation will continue to evaluate the opportunity for future redemptions of debt and of its outstanding preferred stock in light of current market conditions.

  The following comments apply to the Consolidated Statement of Cash
  Flows.

  Cash and due from banks increased $1.4 billion during the first three months of 1994, from net cash provided by investing, operating and financing activities. The $799 million of net cash provided by investing activities was largely the result of cash inflows from the maturities and sales of securities ($6.5 billion and $1.0 billion, respectively), as well as decreases in deposits with banks ($2.1 billion), and net loans ($273 million), partially offset by cash outflows from purchases of securities ($8.6 billion) and from Federal funds sold and securities purchased under resale agreements
  ($1.2 billion). The $333 million net cash provided by operating activities was principally due to earnings adjusted for noncash charges and credits. The $320 million net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($4.5 billion), and proceeds from the additions of long-term debt ($1.0 billion), partially offset by decreases in net deposits ($3.1 billion) and other liabilities ($1.2 billion), and redemptions and maturities of long-term debt ($749 million).

 Part I
  Item 2 (continued)

  Cash and due from banks decreased $1.4 billion during the first three months of 1993, as net cash used in operating and investing activities exceeded the net cash provided by financing activities. The $2.8 billion total net cash used by operating activities was primarily impacted by the net increase in trading related assets ($4.1 billion). The $2.1 billion of net cash used in investing activities was largely the result of cash outflows from purchases of securities ($3.9 billion), as well as increases in deposits with banks ($2.3 billion), and Federal funds sold and securities purchased under resale agreements ($1.8 billion), partially offset by cash inflows from the sales and securitizations of loans ($3.1 billion), and maturities and sales of securities ($1.5 billion and $1.7 billion, respectively). The $3.5 billion net cash provided by financing activities was due to the increase in Federal funds purchased and securities sold under repurchase agreements ($7.0 billion), and the net proceeds from the issuance of long-term debt ($1.2 billion), partially offset by decreases in noninterest bearing domestic demand deposits ($3.2 billion) and domestic time and savings deposits ($1.8 billion).

  The Corporation's anticipated cash requirements (on a parent company only basis) for the remainder of 1994 include approximately
  $1.2 billion for maturing medium- and long-term debt, anticipated dividend payments on the Corporation's common stock and preferred stock and for other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends or the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of March 31, 1994, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $241 million 36-month facility and a $509 million 364-day facility.

  -----------------------------------------------------------------
  OFF-BALANCE SHEET ANALYSIS
  -----------------------------------------------------------------

  The following off-balance sheet analysis discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Off-Balance Sheet Analysis section on pages B45 through B48 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. For a discussion of the Corporation's accounting policies related to off-balance sheet instruments, see Note One on page B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  The Corporation utilizes various off-balance sheet financial instruments in two ways: trading and asset/liability management. Certain of these instruments, commonly referred to as "derivatives", represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Derivatives, along with foreign exchange contracts, can provide a cost-effective alternative to assuming and mitigating risk associated with traditional on-balance sheet instruments. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk (i.e., the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of a contract) and market risk (i.e., the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle).

  The Corporation's actual credit losses arising from derivatives and foreign exchange transactions in past years have been immaterial. During the 1994 first quarter there were no credit losses. The effects of market losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

  At March 31, 1994, the net deferred amount relating to closed derivative contracts used in asset/liability management activities was immaterial. The estimated fair value of open derivative contracts (which are primarily interest rate swaps) used for asset/liability management activities at March 31, 1994 reflected a net unrealized gain of $64 million, compared with a net unrealized gain of $425 million at December 31, 1993. The decrease is primarily due to the recent unanticipated volatility in the interest rate and currency markets.

 Part I
  Item 2 (continued)

  The effective management of credit and market risk is a vital ingredient of the Corporation's off-balance sheet activities. The Corporation also manages the risks associated with its trading activities through geographic and product diversification. Because of the changing market environment, which results in increasingly complex financial instruments, and because of the Corporation's business strategy to maintain geographic and product diversification, the monitoring and managing of these risks is a continual process.

  The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions that it believes have relatively low credit risk. At March 31, 1994, over 80% of transaction counterparties were commercial banks. The remaining balance was comprised mainly of other financial institutions and major corporations. At March 31, 1994, nonperforming derivatives contracts were immaterial.

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

  The majority of derivatives and foreign exchange transactions are outstanding for less than one year. At March 31, 1994, 29% of outstanding transactions were scheduled to expire within three months, 14% within three to six months, 17% within six months to one year, 23% within one to three years and 17% greater than three years. The short-term nature of these transactions, along with product diversification, mitigates credit risk, as transactions settle quickly.

  INTEREST RATE SENSITIVITY
  The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting investments and the maturities of wholesale funding and with the use of off-balance sheet derivatives instruments.

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

 Part I
  Item 2 (continued)

  (in millions)                                    1-3          4-6        7-12          1-5        Over
  At March 31, 1994                             Months       Months      Months        Years     5 Years       Total
                                                ------       ------      ------        -----     -------       -----
  Balance Sheet                               $(5,628)     $  3,062     $ 1,618     $  2,090    $(1,142)      $  ---
  Off-Balance Sheet Items Affecting
    Interest-Rate Sensitivity <a>              (8,074)        (645)     (1,009)        9,112         616         ---
  Interest-Rate-Sensitivity Gap               (13,702)        2,417         609       11,202       (526)         ---
  Cumulative Interest-Rate
    Sensitivity Gap                           (13,702)     (11,285)    (10,676)          526         ---         ---
  % of Total Assets                                (8)%         (7)%        (6)%         ---         ---         ---

  ----------------------------------------------------------------------------------------------------------------------
                                                   1-3          4-6        7-12          1-5        Over
  At December 31, 1993                          Months       Months      Months        Years     5 Years       Total
                                                ------       ------      ------        -----     -------       -----

  Balance Sheet                               $(7,529)     $  4,442     $ 3,237     $  3,416    $(3,566)      $  ---
  Off-Balance Sheet Items Affecting
    Interest-Rate Sensitivity <a>              (4,994)      (2,131)       (937)        7,379         683         ---
  Interest-Rate-Sensitivity Gap               (12,523)        2,311       2,300       10,795     (2,883)         ---
  Cumulative Interest-Rate
    Sensitivity Gap                           (12,523)     (10,212)     (7,912)        2,883         ---         ---
  % of Total Assets                                (8)%         (7)%        (5)%           2%        ---         ---

  <a> Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.

  At March 31, 1994, the Corporation had $10,676 million more liabilities than assets repricing within one year, amounting to 6.4% of total assets. This compares with $7,912 million, or 5.3%, of total assets at December 31, 1993.

  At March 31, 1994, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 100 basis point rise in market rates over the remainder of 1994 was estimated at less than 1.5% of projected 1994 after-tax net income.

  For the 1994 first quarter, the percentage impact on net interest income attributable to the Corporation's asset/liability management activities was less than six percent.

  INTEREST RATE SWAPS
  Interest rate swaps are one of the various financial instruments used in the Corporation's asset/liability management activities. Although the Corporation believes the results of its asset/liability management activities should be evaluated on an integrated basis taking into consideration all on- and off-balance sheet instruments and not a specific financial instrument, the interest rate table below does provide an indication of the Corporation's interest rate swap activity.

 Part I
  Item 2 (continued)

  The table below summarizes expected maturities and weighted-average interest rates to be received and paid on U.S. dollar interest rate swaps utilized in the Corporation's asset/liability management at March 31, 1994. The table was prepared under the assumption that variable interest rates remain constant at March 31, 1994 levels as these variable interest rates to be received or paid will change to the extent that rates fluctuate. Variable rates presented are generally based on the London Interbank Offered Rate (LIBOR).

  By expected maturities
                                                                          After
  Dollars in millions            1994    1995     1996    1997    1998     1998    Total
                                 ----    ----     ----    ----   -----    -----
  U.S. dollar
  Receive fixed swaps
  Notional amount              $1,837  $1,265   $2,664  $1,886  $  665   $1,337   $ 9,654
  Weighted-average:
    Receive rate                 7.31%   7.08%    7.28%   5.50%   6.25%    6.78%     6.77%
    Pay rate                     3.74    3.74     3.92    3.90    3.74     3.69      3.81
  Pay fixed swaps
  Notional amount              $1,436  $  351   $  695  $  208  $  224   $  779   $ 3,693
  Weighted-average:
    Receive rate                 3.64%   3.59%    3.61%   3.57%   3.71%    3.56%     3.61%
    Pay rate                     5.15    6.60     6.65    6.76    8.47     7.32      6.32

  Basis Swaps
  Notional amount              $  855  $2,375   $  585  $  155  $  335   $  100   $ 4,405
  Weighted-average:
    Receive rate                 3.88%   3.80%    3.92%   3.82%   3.89%    4.05%     3.84%
    Pay rate                     3.98    3.62     3.72    3.64    4.12     3.72      3.74
  Forward Starting
  Notional amount              $    1  $  116   $   90  $  352  $    1   $   36   $   596
  Weighted-average:
    Receive rate                 3.69%   3.69%    3.90%   3.69%   3.69%    3.83%     3.73%
    Pay rate                     6.03    4.72     5.56    4.06    6.03     8.06      4.66
                              ------- -------  ------- ------- -------  -------   -------
  Total notional amount        $4,129  $4,107   $4,034  $2,601  $1,225   $2,252   $18,348
                              ======= =======  ======= ======= =======  =======   =======

  In addition to the swaps listed above, the Corporation also uses non-U.S. dollar interest rate swaps within various foreign currencies. The notional amount did not exceed $5.0 billion for any of the individual non-U.S. dollar currencies.

 Part I
  Item 2 (continued)

  -----------------------------------------------------------------
  ACCOUNTING DEVELOPMENTS
  -----------------------------------------------------------------
  ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
  In May 1993, the Financial Accounting Standards Board, ("FASB")issued Statement of Financial Accounting Standards No. 114,
  "Accounting by Creditors for Impairment of a Loan" (SFAS 114).
  SFAS114 requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under the new standard, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 is applicable to all loans that are identified for evaluation, uncollateralized as well as collateralized, with certain exceptions.

  SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. Management is currently evaluating the financial impact of adopting this new accounting standard.
  -----------------------------------------------------------------
  SUPERVISION AND REGULATION
  -----------------------------------------------------------------
  The following supervision and regulation discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Supervision and Regulation section on pages A3-A8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  DIVIDENDS
  Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Two different calculations are performed to measure the amounts of dividends that may be paid: a "recent earnings" test and an "undivided profits" test. New York State banks like Chemical Bank are also subject to substantially similar of restrictions the New York State Banking Department. Non-bank subsidiaries of the Corporation are not subject to such limitations.

  At March 31, 1994, in accordance with the dividend restrictions applicable to it, the Corporation's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends of approximately $2.0 billion to their respective bank holding companies, plus an additional amount equal to their net profits from April 1, 1994 through the date in 1994 of any such dividend payment.

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

  FDICIA
  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Chemical Bank and Texas Commerce Bank, National Association were each "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and do not expect such regulations to have a material adverse impact on their business operations.

 Part I
  Item 2 (continued)

  -----------------------------------------------------------------
  ACQUISITIONS
  -----------------------------------------------------------------
  On May 12, 1994, the Corporation, through Chemical Bank, National Association, a wholly-owned bank subsidiary of Chemical Banking Corporation, signed a definitive agreement to acquire all the outstanding common shares of Margaretten Financial Corporation ("Margaretten") for approximately $330 million. Margaretten is the parent company of one of the nation's leading mortgage banking firms, Margaretten & Company, Inc., whose primary business is the origination, purchase, sale and servicing of residential mortgage loans.

  Under the terms of the agreement, a cash tender offer will be made for all outstanding shares of Margaretten common stock at $25 per share, and all outstanding depositary shares representing 8-1/4% Cumulative Preferred Stock, Series A at $25 per depositary share, plus accrued and unpaid dividends. The tender offer will be conditioned on, among other things, a minimum of 80% of the outstanding Margaretten common shares being validly tendered and not withdrawn.

  Following completion of the tender offer and receipt of any necessary shareholders' approval, remaining shares of common stock and depositary shares representing preferred stock not purchased in the tender offer will be acquired in a merger at the same prices. The transaction is subject to certain regulatory approvals and is expected to close in mid-1994. A copy of the press release announcing the transaction is attached as an exhibit hereto.

 Part I
  Item 2 (continued)

                                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                           Average Consolidated Balance Sheet, Interest and Rates
                                            (Taxable-Equivalent Interest and Rates; in millions)

                                               Three Months Ended                    Three Months Ended
                                                 March 31, 1994                        March 31, 1993
                                     -----------------------------------  ------------------------------------
                                     Average                       Rate   Average                         Rate
                                     Balance        Interest(Annualized)  Balance        Interest (Annualized)
                                     -------        --------- ---------   ----------     --------- -----------
  ASSETS
  Deposits with Banks               $  5,153         $   94        7.37%  $   3,521       $   61          7.04%
  Federal Funds Sold and
   Securities Purchased Under
   Resale Agreements                  11,887            100        3.42%      8,711           76          3.52%
  Trading Assets                      11,877            173        5.92%      5,638           94          6.75%
  Securities                          26,406            417        6.40%     23,307          429          7.47%
  Loans                               74,481          1,311        7.14%     81,423        1,469          7.32%
                                    --------        -------                --------      -------
   Total Interest-
   Earning Assets                   $129,804         $2,095        6.54%  $ 122,600       $2,129          7.04%
  Allowance for Losses                (3,086)                                (3,115)
  Cash and Due from Banks              8,833                                  8,376
  Risk Management Instruments         15,393                                    ---
  Other Assets                        13,208                                 14,752
                                    --------                              ---------
   Total Assets                     $164,152                              $ 142,613
                                    ========                              =========
  LIABILITIES
  Domestic Retail Time Deposits     $ 46,047         $  248        2.18%  $  45,705       $  308          2.73%
  Domestic Negotiable
    Certificates of Deposit
    and Other Deposits                 5,450             46        3.43%      6,550           49          3.05%
  Deposits in Foreign Offices         22,971            226        3.99%     21,519          236          4.45%
                                    --------         ------               ---------       ------
    Total Interest-Bearing Deposits   74,468            520        2.83%     73,774          593          3.26%
                                    --------         ------               ---------       ------
  Short-Term and Other Borrowings:
    Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements            16,060            137        3.47%     16,189          138          3.46%
    Commercial Paper                   2,408             21        3.55%      2,385           22          3.66%
    Other                              9,665            134        5.61%      5,818           92          6.45%
                                    --------         ------               ---------      -------
    Total Short-Term and
      Other Borrowings                28,133            292        4.21%     24,392          252          4.19%
  Long-Term Debt                       8,498            135        6.43%      7,470          130          7.04%
                                    --------         ------               ---------      -------
    Total Interest-
    Bearing Liabilities              111,099            947        3.46%    105,636          975          3.74%
                                    --------         ------               ---------      -------
  Demand Deposits                     22,625                                 21,011
  Risk Management Instruments         13,068                                    ---
  Other Liabilities                    6,194                                  5,853
                                    --------                              ---------
    Total Liabilities                152,986                                132,500
                                    --------                              ---------
  STOCKHOLDERS' EQUITY
  Preferred Stock                      1,654                                  1,865
  Common Stockholders' Equity          9,512                                  8,248
                                    --------                              ---------
    Total Stockholders' Equity        11,166                                 10,113
                                    --------                              ---------
      Total Liabilities and
      Stockholders' Equity          $164,152                              $ 142,613
                                    ========                              =========
  SPREAD ON INTEREST-BEARING
    LIABILITIES                                                    3.08%                                  3.30%
                                                                   =====                                  =====
  NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
    ASSETS                                           $1,148        3.59%                  $1,154          3.82%
                                                     ======       ======                  ======          =====

 Part I
  Item 2 (continued)

                                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                                     QUARTERLY FINANCIAL INFORMATION
                                                   (in millions, except per share data)
                                                            1994                         1993
                                                         --------   -----------------------------------------
                                                          First      Fourth     Third      Second      First
                                                         Quarter    Quarter    Quarter    Quarter     Quarter
                                                         --------   -----------------------------------------
  Interest Income
  Loans                                                  $ 1,307    $ 1,350     $1,372     $1,433     $ 1,465
  Securities                                                 416        428        428        443         428
  Trading Assets                                             173        135        117        103          94
  Federal Funds Sold and Securities
    Purchased Under Resale Agreements                        100         94         89         80          76
  Deposits With Banks                                         94         67         67         73          61
                                                         -------    -------    -------    -------     -------
    Total Interest Income                                  2,090      2,074      2,073      2,132       2,124
                                                         -------    -------    -------    -------     -------
  Interest Expense
  Deposits                                                   520        542        537        569         593
  Short-Term and Other Borrowings                            292        249        238        253         252
  Long-Term Debt                                             135        134        135        135         130
                                                         -------    -------    -------    -------     -------
    Total Interest Expense                                   947        925        910        957         975
                                                         -------    -------    -------    -------     -------
  Net Interest Income                                      1,143      1,149      1,163      1,175       1,149
  Provision for Losses                                       205        286        298        363         312
                                                         -------    -------    -------    -------     -------
  Net Interest Income After
    Provision For Losses                                     938        863        865        812         837
                                                         -------    -------    -------    -------     -------

  Noninterest Revenue
  Trust and Investment Management Fees                       110        109         97        102          98
  Corporate Finance and Syndication Fees                      82         88         95         84          71
  Service Charges on Deposit Accounts                         69         71         73         77          67
  Fees for Other Banking Services                            290        278        266        272         251
  Trading Account and Foreign Exchange Revenues              185        255        268        298         252
  Securities Gains                                            46         16         51          5          70
  Other Revenue                                              149        236        154        204         116
                                                         -------    -------    -------    -------     -------
    Total Noninterest Revenue                                931      1,053      1,004      1,042         925
                                                         -------    -------    -------    -------     -------
  Noninterest Expense
  Salaries                                                   518        522        518        529         501
  Employee Benefits                                          119         95         94        105         102
  Occupancy Expense                                          146        149        148        145         145
  Equipment Expense                                           84         93         81         88          75
  Foreclosed Property Expense                                 35         61         70         85          71
  Restructuring Charge                                        48        ---        115        ---          43
  Other Expense                                              374        415        344        360         339
                                                         -------    -------    -------    -------     -------
    Total Noninterest Expense                              1,324      1,335      1,370      1,312       1,276
                                                         -------    -------    -------    -------     -------
  Income Before Income Tax Expense and
    Effect of Accounting Changes                             545        581        499        542         486
  Income Tax Expense                                         226        234         (3)       161         147
                                                         -------    -------    -------    -------     -------
  Income Before Effect of Accounting Changes                 319        347        502        381         339
  Net Effect of Changes in Accounting Principles             ---        ---        ---        ---          35
                                                         -------    -------    -------    -------     -------
  Net Income                                             $   319    $   347     $  502     $  381     $   374
                                                         =======    =======    =======    =======     =======
  Net Income Applicable To Common Stock                  $   287    $   309     $  464     $  341     $   335
                                                         =======    =======    =======    =======     =======
  Per Common Share:
    Income Before Effect of Accounting Changes           $  1.13    $  1.23     $ 1.84     $ 1.35     $  1.21
    Net Effect of Changes in Accounting Principles           ---        ---        ---        ---         .14
                                                         -------    -------    -------    -------     -------
    Net Income                                           $  1.13    $  1.23     $ 1.84     $ 1.35     $  1.35
                                                         =======    =======    =======    =======     =======

  Average Common Shares Outstanding                        253.2      252.5      252.1      251.7       248.5

  Part II - OTHER INFORMATION





  Item 1.  Legal Proceedings
           -----------------

           Reference is made to page A24 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 relating to the proceedings commenced by Best Products Co., Inc., against Chemical Bank in the United States Bankruptcy Court for the Southern District of New York. Terms used herein have the same meanings as defined in the discussion of this litigation set forth in the Annual Report.

           The Bankruptcy Court has approved the disclosure statement for the plan of reorganization and a creditor vote on the plan has taken place. A hearing on both the confirmation of Best's plan of reorganization and the compromise and settlement of Best's claims against Chemical Bank and the Bank Group has been conducted, but no decision has been rendered. Although there can be no assurance that the Bankruptcy Court will approve the compromise and settlement or confirm the proposed plan of reorganization, management believes that the above-described proceedings will be resolved without having any material adverse impact on the financial condition of Chemical Bank or the Corporation.

  Item 6.  Exhibits and Reports on Form 8-K
           ---------------------------------
           (A) Exhibits:

             11    - Computation of net income per common share
             12(a) - Computation of ratio of earnings to fixed charges 12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
             99    - Press Release:  Transaction with Margaretten
                     Financial Corporation.

           (B) Reports on Form 8-K:

             The Corporation filed one report on Form 8-K during the quarter ended March 31, 1994, as follows:

             Form 8-K Dated January 21, 1994: January 18,
             1994 Press Release - Results of Operations for
             Fourth Quarter 1993.

                                SIGNATURE





        Pursuant to the requirements of the Securities Exchange Act of

  1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHEMICAL BANKING CORPORATION
                                            (Registrant)







  Date  May 16, 1994                   By    /s/Joseph L. Sclafani
        ------------                       ---------------------------
                                                Joseph L. Sclafani

                                                  Controller
                                        [Principal Accounting Officer]

                            INDEX TO EXHIBITS
                           -------------------



                          SEQUENTIALLY NUMBERED






  EXHIBIT NO.    EXHIBITS                       PAGE AT WHICH LOCATED
  -----------    --------                       ---------------------

  11             Computation of net income                  48
                 per common share

  12(a)          Computation of ratio of                    49
                 earnings to fixed charges

  12(b)          Computation of ratio of                    50
                 earnings to fixed charges
                 and preferred stock dividend
                 requirements

  99             Press Release:  Transaction with           51
                 Margaretten Financial Corporation.