Form 10-Q
period 1994-06-30
CHEMICAL BANKING CORP
filed 1994-08-15
CIK 19617

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1994            Commission file number 1-5805
                      -------------                                   ------


                       CHEMICAL BANKING CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                               13-2624428
  ------------------------------               -----------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


    270 Park Avenue, New York, New York               10017
  ----------------------------------------         ----------
  (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code  (212) 270-6000
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

                                           Yes.X..   No....

  Common Stock, $1 Par Value                                247,521,125
  ---------------------------------------------------------------------

  Number of shares outstanding of each of the issuer's classes of common stock on July 31, 1994.

- -----------------------------------------------------------------------------
                             FORM 10-Q INDEX
  Part I                                                       Page
  ------                                                       ----

  Item 1  Financial Statements - Chemical Banking
          Corporation and Subsidiaries:

           Consolidated Balance Sheet at June 30, 1994 and
           December 31, 1993.                                     3

           Consolidated Statement of Income for the three
           months ended June 30, 1994 and June 30, 1993.          4

           Consolidated Statement of Income for the
           six months ended June 30, 1994 and June 30, 1993.      5

           Consolidated Statement of Cash Flows for the
           six months ended June 30, 1994 and June 30, 1993.      6

           Consolidated Statement of Changes in Stockholders'
           Equity for the six months ended June 30, 1994
           and June 30, 1993.                                     7

          Notes to Financial Statements.                       7-14


  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                15-52


  Part II
  -------

  Item 1  Legal Proceedings                                      53

  Item 4  Submission of Matters to a Vote of Security Holders    53

  Item 6  Exhibits and Reports on Form 8-K.                      54

- -----------------------------------------------------------------------------

  Part I
  Item 1.
              CHEMICAL BANKING CORPORATION and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                              (IN MILLIONS)
                                            JUNE 30, December 31,
                                                1994         1993
                                            -------- ------------
    ASSETS
    Cash and Due from Banks                 $  9,463     $  6,852
    Deposits with Banks                        4,461        6,030
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements       12,803       10,556
    Trading Assets:
      Debt and Equity Instruments             10,935       11,679
      Risk Management Instruments             20,632          ---
    Securities:
      Held-to-Maturity
      (Market Value: $8,679 and $10,288)       8,923       10,108
      Available-for Sale                      16,606       15,840
    Loans (Net of Unearned
      Income: $466 and $477)                  74,685       75,381
    Allowance for Losses                      (2,676)      (3,020)
    Premises and Equipment                     2,034        1,910
    Due from Customers on Acceptances          1,202        1,077
    Accrued Interest Receivable                1,029        1,106
    Assets Acquired as Loan Satisfactions        735          934
    Other Assets                               8,089       11,435
                                            --------     --------
         TOTAL ASSETS                       $168,921     $149,888
                                            ========     ========

    LIABILITIES
    Deposits:
      Demand (Noninterest Bearing)          $ 22,066     $ 23,443
      Time and Savings                        47,737       51,940
      Foreign                                 22,153       22,894
                                            --------     --------
      Total Deposits                          91,956       98,277
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements        20,764       12,857
    Other Borrowed Funds                      12,604       11,908
    Acceptances Outstanding                    1,205        1,099
    Accounts Payable and Accrued Liabilities   1,998        2,607
    Other Liabilities                         20,878        3,784
    Long-Term Debt                             8,336        8,192
                                            --------     --------
         TOTAL LIABILITIES                   157,741      138,724
                                            --------     --------
    COMMITMENTS AND CONTINGENCIES
       (SEE NOTE 8)
    STOCKHOLDERS' EQUITY
    Preferred Stock                            1,854        1,654
    Common Stock (Issued 253,981,906 and
      253,397,864 Shares)                        254          253
    Capital Surplus                            6,557        6,553
    Retained Earnings                          2,920        2,501
    Net Unrealized Gain (Loss) on Securities
      Available-for-Sale, Net of Taxes          (291)         215
    Treasury Stock, at Cost
      (3,056,217 and 515,782 Shares)            (114)         (12)
                                            --------     --------
         TOTAL STOCKHOLDERS' EQUITY           11,180       11,164
                                            --------     --------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY             $168,921     $149,888
                                            ========     ========

  The Notes to Consolidated Financial Statements are an integral part of these Statements.

              CHEMICAL BANKING CORPORATION and Subsidiaries
                  CONSOLIDATED STATEMENT OF INCOME
                    THREE MONTHS ENDED JUNE 30,
                (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  1994         1993
                                                ------       ------
    INTEREST INCOME
    Loans                                       $1,375      $ 1,433
    Securities                                     432          443
    Trading Assets                                 191          103
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements            121           80
    Deposits With Banks                            100           73
                                               -------      -------
      Total Interest Income                      2,219        2,132
                                               -------      -------
    INTEREST EXPENSE
    Deposits                                       543          569
    Short-Term and Other Borrowings                359          253
    Long-Term Debt                                 132          135
                                               -------      -------
      Total Interest Expense                     1,034          957
                                               -------      -------
    NET INTEREST INCOME                          1,185        1,175
    PROVISION FOR LOSSES                           160          363
                                               -------      -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                       1,025          812
                                               -------      -------

    NONINTEREST REVENUE
    Trust and Investment Management Fees           108          102
    Corporate Finance and Syndication Fees          93           84
    Service Charges on Deposit Accounts             75           77
    Fees for Other Banking Services                279          272
    Trading Account and Foreign Exchange Revenues  203          298
    Securities Gains                                13            5
    Other Revenue                                   96          204
                                               -------      -------
      Total Noninterest Revenue                    867        1,042
                                               -------      -------

    NONINTEREST EXPENSE
    Salaries                                       542          529
    Employee Benefits                              102          105
    Occupancy Expense                              140          145
    Equipment Expense                               91           88
    Foreclosed Property Expense                      2           85
    Other Expense                                  404          360
                                               -------      -------
      Total Noninterest Expense                  1,281        1,312
                                               -------      -------
    INCOME BEFORE INCOME TAXES                     611          542
    INCOME TAX EXPENSE                             254          161
                                               -------      -------
    NET INCOME                                  $  357      $   381
                                               =======      =======
    NET INCOME APPLICABLE TO COMMON STOCK       $  324      $   341
                                               =======      =======

    NET INCOME PER COMMON SHARE                 $ 1.28      $  1.35
                                               =======      =======
    AVERAGE COMMON SHARES OUTSTANDING            253.1        251.7

  The Notes to Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

              CHEMICAL BANKING CORPORATION and Subsidiaries
                     CONSOLIDATED STATEMENT OF INCOME
                        SIX MONTHS ENDED JUNE 30,
                  (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  1994            1993
                                               -------         -------
    INTEREST INCOME
    Loans                                       $2,682          $2,898
    Securities                                     848             871
    Trading Assets                                 364             197
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements            221             156
    Deposits With Banks                            194             134
                                              --------        --------
      Total Interest Income                      4,309           4,256
                                              --------        --------
    INTEREST EXPENSE
    Deposits                                     1,063           1,162
    Short-Term and Other Borrowings                651             505
    Long-Term Debt                                 267             265
                                              --------        --------
      Total Interest Expense                     1,981           1,932
                                              --------        --------
    NET INTEREST INCOME                          2,328           2,324
    Provision for Losses                           365             675
                                              --------        --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                       1,963           1,649
                                              --------        --------

    NONINTEREST REVENUE
    Trust and Investment Management Fees           218             200
    Corporate Finance and Syndication Fees         175             155
    Service Charges on Deposit Accounts            144             144
    Fees for Other Banking Services                569             523
    Trading Account and Foreign Exchange Revenues  388             550
    Securities Gains                                59              75
    Other Revenue                                  245             320
                                              --------        --------
      Total Noninterest Revenue                  1,798           1,967
                                              --------        --------
    NONINTEREST EXPENSE
    Salaries                                     1,060           1,030
    Employee Benefits                              221             207
    Occupancy Expense                              286             290
    Equipment Expense                              175             163
    Foreclosed Property Expense                     37             156
    Restructuring Charge                            48              43
    Other Expense                                  778             699
                                              --------        --------
      Total Noninterest Expense                  2,605           2,588
                                              --------        --------
    INCOME BEFORE INCOME TAX EXPENSE AND
      EFFECT OF ACCOUNTING CHANGES               1,156           1,028
    Income Tax Expense                             480             308
                                              --------        --------
    INCOME BEFORE EFFECT OF ACCOUNTING CHANGES     676             720
    Net Effect of Changes in
      Accounting Principles                        ---              35
                                              --------        --------
    NET INCOME                                  $  676          $  755
                                              ========        ========
    NET INCOME APPLICABLE TO COMMON STOCK       $  611          $  676
                                              ========        ========

    PER COMMON SHARE:
      Income Before Effect of
        Accounting Changes                      $ 2.41          $ 2.56
      Net Effect of Changes in
        Accounting Principles                      ---             .14
                                              --------        --------
      Net Income                                $ 2.41          $ 2.70
                                              ========        ========
    AVERAGE COMMON SHARES OUTSTANDING            253.1           250.1

  The Notes to Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

              CHEMICAL BANKING CORPORATION and Subsidiaries
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30,
                              (IN MILLIONS)
                                                      1994      1993
                                                   -------   -------
  OPERATING ACTIVITIES
  Net Income                                       $   676    $  755
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Provision for Losses                             365       675
      Restructuring Charge                              48        43
      Depreciation and Amortization                    146       146
      Net Changes In:
       Trading Related Assets                          318    (4,545)
       Accrued Interest Receivable                      77       (32)
       Accrued Interest Payable                         45       138
       Other, Net                                     (444)      759
                                                   -------   -------
      Net Cash Provided (Used)
        by Operating Activities                      1,231    (2,061)
                                                   -------   -------

  INVESTING ACTIVITIES
  Net Change In:
    Deposits with Banks                              1,581    (1,902)
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements             (2,247)   (1,532)
    Loans Due to Sales and Securitizations           4,787     6,255
    Other Loans                                     (4,919)   (1,950)
    Other, Net                                        (102)     (296)
  Proceeds from the Maturity of
    Held-to-Maturity Securities                      1,925     2,667
  Purchases of Held-to-Maturity Securities            (761)   (4,885)
  Proceeds from the Maturity of
    Available-for-Sale Securities                    1,925       448
  Proceeds from the Sale of
    Available-for-Sale Securities                   11,252     2,016
  Purchases of Available-for-Sale Securities       (14,775)   (1,114)
  Cash Used in Acquisitions                            ---      (333)
                                                   -------  --------
      Net Cash Used by Investing Activities         (1,334)     (626)
                                                   -------   -------

  FINANCING ACTIVITIES
  Net Change In:
    Noninterest Bearing Domestic Demand Deposits    (1,374)   (1,395)
    Domestic Time and Savings Deposits              (4,186)   (1,794)
    Foreign Deposits                                  (741)       80
    Federal Funds Purchased, Securities Sold Under
      Repurchase Agreements and Other
        Borrowed Funds                               8,538     3,276
    Other Liabilities                                  353       204
    Other, Net                                         106      (200)
  Proceeds from the Issuance of Long-Term Debt       1,215     2,611
  Redemption and Maturity of Long-Term Debt         (1,080)   (1,214)
  Proceeds from the Issuance of Common Stock            16       163
  Issuance of Preferred Stock                          200       387
  Redemption of Preferred Stock                        ---      (394)
  Treasury Stock                                       (56)      ---
  Cash Dividends Paid                                 (257)     (238)
                                                   -------   -------
      Net Cash Provided by Financing Activities      2,734     1,486
                                                   -------   -------
  Effect of Exchange Rate Changes
    on Cash and Due from Banks                         (20)        5
                                                   -------   -------
  Net Increase (Decrease) in Cash
    and Due from Banks                               2,611    (1,196)
                                                   -------   -------
  Cash and Due from Banks at January 1,              6,852     8,846
                                                   -------   -------
  Cash and Due from Banks at June 30,              $ 9,463    $7,650
                                                   =======   =======
  Cash Interest Paid                               $ 1,936    $1,794
  Taxes Paid                                       $   564    $  122

  The Notes to Financial Statements are an integral part of these Statements.

  Part I
  Item 1. (continued)

              CHEMICAL BANKING CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENT OF CHANGES
                         IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30,
                              (IN MILLIONS)

                                                     1994        1993
                                                  -------     -------

  BALANCE AT JANUARY 1,                           $11,164      $9,851
                                                 --------    --------

  Net Income                                          676         755
  Dividends Declared:
    Preferred Stock                                   (65)        (78)
    Common Stock                                     (192)       (166)
  Issuance of Preferred Stock                         200         400
  Redemption of Preferred Stock                       ---        (394)
  Issuance of Common Stock                             16         163
  Restricted Stock Granted                            (11)        ---
  Net Changes in Treasury Stock                      (102)        ---
  Net Change in Fair Value of
     Available-for-Sale Securities,
       Net of Taxes                                  (506)        ---
  Accumulated Translation Adjustment                  ---           2
                                                 --------    --------
    Net Change in Stockholders' Equity                 16         682
                                                 --------    --------

  BALANCE AT JUNE 30,                             $11,180     $10,533
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

  On January 1, 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FASI 39"), which changed the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The Interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The Interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. The adoption of this Interpretation has resulted in an increase of $19.0 billion in each of assets and liabilities at June 30, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and unrealized losses reported in Other Liabilities. Prior to the adoption of FASI 39, unrealized gains and losses were reported net in Other Assets.

  On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, cash flows from purchases, maturities and sales of available-for-sale securities have been classified as cash flows from investing activities and prior periods have been similarly reclassified. Prior to the adoption of SFAS 115, cash flows from these transactions were included as operating activities. See Note 3 of this Form 10-Q for further discussion.

  Part I
  Item 1. (continued)

  NOTE 2 - TRADING ASSETS-DEBT AND EQUITY INSTRUMENTS
  ---------------------------------------------------
  Trading assets-debt and equity instruments, which are measured at fair value, are presented in the following table for the dates indicated:
  ===================================================================
                                             June 30,    December 31,
  (in millions)                                  1994            1993
  -------------------------------------------------------------------
  U.S. Government and Federal Agencies        $ 3,739         $ 2,792
  Obligations of State and
    Political Subdivisions                         77             604
  Certificates of Deposit, Bankers'
    Acceptances, and Commercial Paper             822           1,794
  Debt Securities Issued by
    Foreign Governments                         3,391           4,025
  Foreign Financial Institutions                1,834           1,496
  Other (a)                                     1,072             968
                                              -------         -------

  Total Trading Assets - Debt and
    Equity Instruments                        $10,935         $11,679
                                              =======         =======
  --------------------------------------------------------------------
  [FN]
  (a) Primarily includes corporate debt and eurodollar bonds.
  ====================================================================

  NOTE 3 - SECURITIES
  -------------------
  On December 31, 1993, the Corporation adopted SFAS 115, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Such securities are classified into three categories and accounted for as follows: debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading securities are deemed available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity.

  SFAS No. 115 resulted in a net after-tax unfavorable impact of approximately $291 million on the Corporation's stockholders' equity at June 30, 1994, compared with a net after-tax favorable impact of $215 million at December 31, 1993. The net change from the 1993 year-end was primarily the result of the higher interest rate environment and the declining value of Brady Bonds (as defined in Note 4). See Note 4 for further discussion.

  Part I
  Item 1. (continued)

  HELD-TO-MATURITY SECURITIES

  The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

  ====================================================================================================
  JUNE 30, 1994 (IN MILLIONS)                                    Gross       Gross
                                                 Amortized  Unrealized  Unrealized       Fair
                                                      Cost       Gains      Losses      Value(a)
                                                 ---------  ----------  ----------      -----
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 3,545     $     1     $   111   $  3,435
      Collateralized Mortgage Obligations            4,266           4         139      4,131
      Other, primarily U.S. Treasuries                 159         ---         ---        159
  Obligations of State and Political
     Subdivisions                                       32         ---         ---         32
  Collateralized Mortgage Obligations (b)              160           4           2        162
  Other                                                761           3           4        760
                                                   -------     -------     -------    -------
      Total Held-to-Maturity Securities (c)        $ 8,923     $    12     $   256   $  8,679
                                                   =======     =======     =======    =======
  ----------------------------------------------------------------------------------------------------


  December 31, 1993 (in millions)                                Gross       Gross
                                                 Amortized  Unrealized  Unrealized       Fair
                                                      Cost       Gains      Losses      Value(a)
                                                  --------  ----------  ----------      -----
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 3,666     $   132     $   ---   $  3,798
      Collateralized Mortgage Obligations            5,375          45          11      5,409
      Other, primarily U.S. Treasuries                 101         ---         ---        101
  Obligations of State and Political
     Subdivisions                                       13           1         ---         14
  Collateralized Mortgage Obligations (b)              153           5           1        157
  Other                                                800           9         ---        809
                                                   -------     -------     -------    -------
      Total Held-to-Maturity Securities (c)        $10,108     $   192     $    12   $ 10,288
                                                   =======     =======     =======    =======
  ----------------------------------------------------------------------------------------------------

  (a) The Corporation's portfolio of securities generally consists of investment grade securities.  The market value of actively traded securities is determined by the secondary market, while the market value for non-actively traded securities is based on independent broker quotations.
  (b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations
      of U.S. Government and Federal agencies and corporations.
  (c) See Note 4 for loans accounted for pursuant to SFAS 115.
  ====================================================================================================

  Part I
  Item 1. (continued)

  AVAILABLE-FOR-SALE SECURITIES

  The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated:

  ====================================================================================================
  JUNE 30, 1994 (IN MILLIONS)                                    Gross       Gross
                                                 Amortized  Unrealized  Unrealized       Fair
                                                      Cost       Gains      Losses      Value(a)
                                                 ---------  ----------  ----------   --------
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 8,561     $   402     $   435   $  8,528
      Collateralized Mortgage Obligations              383           1          12        372
      Other, primarily U.S. Treasuries               4,126          12         247      3,891
  Debt Securities Issued by Foreign Governments      2,514           6          99      2,421
  Corporate Debt Securities                            343          15           4        354
  Collateralized Mortgage Obligations (b)              361           1           3        359
  Other                                                691           1          11        681
                                                   -------     -------     -------    -------
     Total Available-for-Sale Securities
      Carried at Fair Value (c)                    $16,979     $   438     $   811   $ 16,606
                                                   =======     =======     =======    =======
  ----------------------------------------------------------------------------------------------------


  December 31, 1993 (in millions)                                Gross       Gross
                                                 Amortized  Unrealized  Unrealized       Fair
                                                      Cost       Gains      Losses      Value(a)
                                                  --------  ----------  ----------      -----
  U.S. Government and Federal
     Agency/Corporation Obligations:
      Mortgage-backed Securities                   $ 8,298     $   349     $    14   $  8,633
      Collateralized Mortgage Obligations              837           4           2        839
      Other, primarily U.S. Treasuries               2,400          42          17      2,425
  Debt Securities Issued by Foreign Governments      2,174          49           9      2,214
  Corporate Debt Securities                            326          11           3        334
  Collateralized Mortgage Obligations (b)              618           3           1        620
  Other                                                791         ---          16        775
                                                   -------     -------     -------    -------
     Total Available-for-Sale Securities
      Carried at Fair Value (c)                    $15,444     $   458     $    62   $ 15,840
                                                   =======     =======     =======    =======
  ----------------------------------------------------------------------------------------------------

  (a) The Corporation's portfolio of securities generally consists of investment grade securities.  The market value of actively traded securities is determined by the secondary market, while the market value for non-actively traded securities is based on independent broker quotations.
  (b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S.
      Government and Federal agencies and corporations.
  (c) See Note 4 for loans accounted for pursuant to SFAS 115.
  ====================================================================================================

  NOTE 4 - LOANS
  --------------
  As discussed in Note 3, the Corporation adopted SFAS 115 effective December 31, 1993. Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e. "Brady Bonds") are subject to the provisions of SFAS 115. At June 30, 1994, $3,452 million of loans, primarily renegotiated loans, were measured under SFAS 115, including $1,965 million of loans that are classified as held-to-maturity and that are carried at amortized cost. Pre-tax gross unrealized gains and gross unrealized losses related to these held-to-maturity

  Part I
  Item 1. (continued)


  loans totaled $9 million and $735 million, respectively, at June 30, 1994. Loans that were designated as available-for-sale at June 30, 1994 are carried at fair value in the amount of $1,487 million. Pre-tax gross unrealized gains and gross unrealized losses on these loans totaled $139 million and $274 million, respectively, and are reported net of taxes in a separate component of stockholders' equity. Cash proceeds from the sale of available-for-sale loans during the first half of 1994 were $318 million (all of these proceeds were recorded in the 1994 first quarter).

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

  NOTE 6 - RESTRUCTURING CHARGES
  ------------------------------
  During the 1994 first quarter, the Corporation included in noninterest expense a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. The restructuring charge primarily comprises real estate costs and severance costs associated with the closing of the 50 New York branches. Also included in the restructuring charge are severance costs involved in optimizing the branch staff at existing branches. This rationalization of the branch system is part of an ongoing Corporate-wide program to improve productivity. At June 30, 1994, the reserve balance associated with this restructuring charge was approximately $30 million.

  The 1993 first quarter results included a one-time restructuring charge of $43 million ($30 million after-tax) related to the Federally-assisted acquisition in February 1993 of certain assets and liabilities of four former banks (the "First City Banks") of First City Bancorporation of Texas, Inc. ("First City") by the Corporation's subsidiary, Texas Commerce Bancshares, Inc. ("Texas Commerce"). At June 30, 1994, the reserve balance associated with this restructuring charge had been substantially utilized and no significant additional costs are expected in the future.

  In 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and Manufacturers Hanover Corporation. These costs related principally to changes in the Corporation's facilities plans since the merger announcement in July, 1991 and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. At June 30, 1994, the merger reserve balance was approximately $62 million.

  NOTE 7 - INCOME TAXES
  ---------------------
  The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), as of January 1, 1993 and, after taking into account the additional tax benefits associated with the adoption of SFAS 106 (see Note 5), the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share).

  The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993. As a result, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.

  Part I
  Item 1. (continued)

  The Corporation's Federal valuation reserve (which had been established as of January 1, 1993 in accordance with the requirements of SFAS 109) has a balance of $124 million at June 30, 1994, relating to tax benefits which are subject to tax law limitations on realization. At this time, the Corporation believes that realization of these benefits is sufficiently in doubt to preclude recognition in accordance with the criteria of SFAS 109.

  Additionally, a valuation reserve approximating $148 million at June 30, 1994, was established as of January 1, 1993 against all New York State and City deferred tax assets. Because of the lack of any loss carryover provision under New York statutes, the Corporation is uncertain at this time whether these tax benefits can be realized. Foreign deferred taxes are not material.

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

  NOTE 9 - PREFERRED STOCK
  ------------------------
  On June 8, 1994, the Corporation issued 2 million shares of Adjustable Rate Cumulative Preferred Stock, Series L, with a stated value of $100 per share. Dividends are cumulative from June 8, 1994 and are payable quarterly commencing June 30, 1994. The dividend rate for the initial dividend period from June 8, 1994 to June 30, 1994 was 6.28% per annum. Thereafter, the quarterly dividend rate will be equal to 84% of the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (as each of such terms are defined in the Certificate of Designations relating to the preferred stock), but not less than 4.50% per annum or more than 10.50% per annum. The shares of preferred stock are not redeemable prior to June 30, 1999. On or after such date, the shares of preferred stock are redeemable at the option of the Corporation, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends to the date of redemption.

  NOTE 10 - COMMON STOCK REPURCHASE
  ---------------------------------
  On May 27, 1994, the Corporation announced its intention to repurchase up to 10 million shares of its common stock on the open market from time to time during the twelve months following such announcement. As of June 30, 1994, the Corporation had repurchased approximately 3.2 million shares of its common stock under this program.

  NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
  -----------------------------------------------------------
  Derivatives and Foreign Exchange Products: In the normal course of its business, the Corporation utilizes various financial instruments to meet the financing needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. Derivatives and foreign exchange transactions involve, to varying degrees, credit risk and market risk. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle.

  Credit exposures for various products of the Corporation are summarized in the following table for the dates indicated. The table should be read in conjunction with the descriptions of such products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The amount of mark-to-market exposure presented in the table below takes into account the impact of master netting agreements in effect at the respective dates.

  Part I
  Item 1. (continued)

  ====================================================================
                                        JUNE 30,       December 31,
  (in billions)                             1994               1993
  --------------------------------------------------------------------
  Credit Exposure:
   Interest Rate Contracts                $ 10.1            $  8.6
   Foreign Exchange Contracts               10.4               8.1
   Stock Index Option and
     Commodity Contracts                     0.3               0.2
                                         -------           -------
   Total Credit Exposure                    20.8              16.9
  Less:  Amounts Recorded as Assets
    on Consolidated Balance Sheet           20.8(a)            3.3
                                         -------           -------
  Credit exposure not on balance sheet    $  ---            $ 13.6
                                         =======           =======
  --------------------------------------------------------------------
  [FN]
  (a) Increase due to adoption of FASI 39 on January 1, 1994.
  ====================================================================

  The increases in the credit exposure related to interest rate contracts and foreign exchange contracts at June 30, 1994 compared with December 31, 1993 was primarily due to increased notional outstandings at June 30, 1994 coupled with the decline in the value of the U.S. dollar against foreign currencies.

  The following table summarizes the aggregate notional amounts of interest rate contracts and foreign exchange contracts for the dates indicated. The table should be read in conjunction with the descriptions of these products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  =================================================================================
  OFF-BALANCE SHEET INSTRUMENTS-DERIVATIVES AND
  FOREIGN EXCHANGE INSTRUMENTS                            NOTIONAL AMOUNTS
  (IN MILLIONS)                              TRADING         ALM(a)          TOTAL
  ---------------------------------------------------------------------------------

  Financial Instruments, the Credit Risk of Which is
  Represented by Other Than Notional or Contract Amounts:
  At June 30, 1994:
  Total Interest Rate Contracts           $1,999,508     $  123,784     $2,123,292
  Total Foreign Exchange Contracts           942,283         12,249        954,532
  Total Stock Index Options and Commodity
   Derivative Contracts                        5,727            ---          5,727
                                           ---------      ---------      ---------
  Total Off-Balance Sheet Instruments
   (Notional Amount)                      $2,947,518     $  136,033     $3,083,551
                                           =========      =========      =========
  --------------------------------------------------------------------------------
  At December 31, 1993:
  Total Interest Rate Contracts           $1,644,396     $   96,970     $1,741,366
  Total Foreign Exchange Contracts           720,793         11,361        732,154
  Total Stock Index Options and Commodity
   Derivative Contracts                        5,751            ---          5,751
                                           ---------      ---------      ---------
  Total Off-Balance Sheet Instruments
   (Notional Amount)                      $2,370,940     $  108,331     $2,479,271
                                           =========      =========      =========
  ---------------------------------------------------------------------------------

  (a) ALM denotes Asset/Liability Management.
  =================================================================================

  Part I
  Item 1. (continued)

  Credit-Related Financial Instruments: The following table summarizes the Corporation's credit risk at June 30, 1994 and at December 31, 1993, represented by contract amounts relating to the credit-related financial instruments listed in the table. The table should be read in conjunction with the description of these credit-related products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended
  December 31, 1993. These credit-related products are not derivatives or foreign exchange related products.

  ======================================================================
  OFF-BALANCE SHEET INSTRUMENTS-CREDIT-RELATED
  FINANCIAL INSTRUMENTS
                                             JUNE 30,     December 31,
  (in millions)                                  1994             1993
  ----------------------------------------------------------------------
  Commitments to Extend Credit               $ 43,519(a)      $ 47,540(a)
  Standby Letters of Credit (Net of Risk
     Participations of $5,162 and $1,285)      12,281           11,224
  Other Letters of Credit                       2,879            2,325
  Customers' Securities Lent                   17,290           14,530
  ----------------------------------------------------------------------
  [FN]
  (a) Excludes credit card commitments of $18.6 billion and $18.0 billion at June 30, 1994 and December 31, 1993, respectively.
  ======================================================================

  For a description of the Corporation's derivatives products and related revenues, see the Derivatives and Related Products section in Part I, Item 2 of this Form 10-Q.

  Part I
  Item 2.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
=============================================================================================================================
                                                       QUARTERLY FINANCIAL HIGHLIGHTS
                                               (IN MILLIONS, EXCEPT PER SHARE AND RATIO DATA)

                                                                 1994                              1993
                                                        ---------------------    -------------------------------------------
                                                           SECOND      First      Fourth       Third      Second       First
                                                          QUARTER    Quarter     Quarter     Quarter     Quarter     Quarter
                                                          -------    -------     -------     -------     -------     -------
  REPORTED:
  Income Before Effect of Accounting Changes              $   357     $  319     $   347     $   502     $   381     $   339
  Net Effect of Changes in Accounting Principles              ---        ---         ---         ---         ---          35
                                                          -------    -------     -------     -------     -------     -------
  Net Income                                              $   357     $  319     $   347     $   502     $   381     $   374
                                                          =======    =======     =======     =======     =======     =======
  Per Common Share:
    Income Before Effect of Accounting Changes            $  1.28     $ 1.13     $  1.23     $  1.84     $  1.35     $  1.21
    Net Effect of Changes in Accounting Principles            ---        ---         ---         ---         ---         .14
                                                          -------    -------     -------     -------     -------     -------
    Net Income                                            $  1.28     $ 1.13     $  1.23     $  1.84     $  1.35     $  1.35
                                                          =======    =======     =======     =======     =======     =======
  ---------------------------------------------------------------------------------------------------------------------------
  PRO FORMA: (a)
  Income Before Effect of Accounting Changes              $   357     $  319     $   347     $   288     $   327     $   276
  Net Effect of Changes in Accounting Principles              ---        ---         ---         ---         ---          35
                                                          -------    -------     -------     -------     -------     -------
  Net Income                                              $   357     $  319     $   347     $   288     $   327     $   311
                                                          =======    =======     =======     =======     =======     =======
  Per Common Share:
    Income Before Effect of Accounting Changes            $  1.28     $ 1.13     $  1.23     $   .99     $  1.14     $   .95
    Net Effect of Changes in Accounting Principles            ---        ---         ---         ---         ---         .14
                                                          -------    -------     -------     -------     -------     -------
    Net Income                                            $  1.28     $ 1.13     $  1.23     $   .99     $  1.14     $  1.09
                                                          =======    =======     =======     =======     =======     =======
  ---------------------------------------------------------------------------------------------------------------------------
  Book Value                                              $ 37.17     $36.74     $ 37.60     $ 35.96     $ 34.47     $ 33.50
  Market Value                                            $ 38.50     $36.38     $ 40.13     $ 45.00     $ 40.88     $ 40.38
  Common Dividends Declared                               $   .38     $  .38     $   .38(b)  $   .33     $   .33     $   .33

  COMMON SHARES OUTSTANDING:
       Average                                              253.1      253.2       252.5       252.1       251.7       248.5
       Period End                                           250.9      253.3       252.9       252.3       251.8       251.5

  PERFORMANCE RATIOS:
  Return on Average Assets (c)                                .87%(e)    .79%(e)     .94%       1.39%       1.04%       1.06%
  Return on Average Common Equity (c)                       13.90%     12.24%      13.38%      20.90%      15.97%      16.47%
  Return on Average Stockholders' Equity (c)                12.96%     11.59%      12.48%      18.68%      14.49%      15.00%
  Overhead Ratio (d)                                         62.4%      61.5%       60.6%       57.9%       59.2%       59.5%

  CAPITAL RATIOS:
  Common Stockholders' Equity to Assets                       5.5%(e)    5.6%(e)     6.3%        6.1%        6.0%        5.7%
  Total Stockholders' Equity to Assets                        6.6%(e)    6.6%(e)     7.4%        7.3%        7.2%        7.1%
  Tier 1 Leverage                                             6.4%(e)(f) 6.2%(e)(f)  6.8%(f)     6.9%        6.6%        6.7%
  Risk-Based Capital Ratios:
      Tier I (4.0% required)                                  8.7%(f)    8.3%(f)     8.1%(f)     7.9%        7.6%        7.5%
      Total  (8.0% required)                                 12.8%(f)   12.5%(f)    12.2%(f)    12.1%       12.0%       11.8%

  ---------------------------------------------------------------------------------------------------------------------------

  (a) The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993 and, as a result, the Corporation's earnings beginning in the fourth quarter of 1993 are reported on a fully-taxed basis.  The pro-
      forma section assumes that the Corporation's 1993 first, second and third quarter results are reported on a fully-taxed basis.
  (b) In the fourth quarter of 1993, the Corporation increased its quarterly common stock dividend to $0.38 per share.
  (c) Quarterly performance ratios are based on annualized reported net income amounts.
  (d) Excludes nonrecurring charges.
  (e) On January 1, 1994, the Corporation adopted Financial Accounting
      Standards Board ("FASB") Interpretation No. 39 ("FASI 39"),
      which increased total assets and total liabilities by
      approximately $19.0 billion and by $14.5 billion at June 30,
      1994 and March 31, 1994, respectively, and total average assets and total average liabilities by approximately $14.1 billion for the 1994 second quarter and $13.1 billion for the first quarter of 1994.  Excluding the impact of FASI 39, the return on average assets for the second and first quarters of 1994 were .96% and
      .86%, respectively.
  (f) In accordance with current regulatory guidelines, these ratios exclude the impact on stockholders' equity resulting from the adoption of SFAS No. 115.
    ==========================================================================================================================


  Part I
  Item 2 (continued)


  --------------------------------------------------------------------
  OVERVIEW
  --------------------------------------------------------------------

  Chemical Banking Corporation (the "Corporation") reported net income of $357 million, or $1.28 per common share, for the 1994 second quarter, an increase of 9% from earnings on a comparable basis (excluding tax benefits) of $327 million, or $1.14 per share, for the second quarter of 1993. Reported net income in the 1993 second quarter was $381 million, or $1.35 per share, a period in which the Corporation recognized income tax benefits of $54 million. The Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993 and, as a result, the Corporation's earnings commencing with the fourth quarter of 1993 are reported on a fully-taxed basis.

  For the first six months of 1994, the Corporation's net income was $676 million, an increase of 12 percent from $603 million on a comparable basis for the first half of 1993. Reported net income for the first six months of 1993 was $755 million, a period in which the Corporation benefited from $152 million in accounting changes and tax benefits.

  The 1993 year-to-date results included the impact of two significant accounting changes. On January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which resulted in a charge of $415 million and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which resulted in an income tax benefit of $450 million. The net favorable impact of the adoption of these new accounting standards was $35 million.

  The Corporation's core businesses performed well in a challenging environment during the 1994 second quarter. Earnings benefited from further improvement in the Corporation's risk profile, including a substantial reduction in nonperforming assets, a sharp decline in the provision for losses and a decrease in other credit costs. The Corporation remains committed to improving its operating margins and return levels. To achieve this end, revenue initiatives and productivity programs are currently under way throughout the Corporation and are expected to contribute to ongoing improvements.

  Completion of a Brazilian refinancing package during the second quarter of 1994 brought to a close the broad LDC-rescheduling programs begun in the mid-1980s. Accordingly, the Corporation has combined its remaining LDC allowance for losses with its general allowance for losses and will no longer report a separate LDC allowance.

  The Corporation's nonperforming assets at June 30, 1994 were $2.49 billion, a decrease of $710 million, or 22%, from $3.20 billion at March 31, 1994 and a decrease of $1.04 billion, or 29%, from $3.53 billion at December 31, 1993. Moreover, after peaking in the 1992 third quarter, nonperforming assets have declined by $4.09 billion, or 62%, since September 30, 1992. As a result of the continued decline in nonperforming assets, the ratio of the allowance for losses to nonperforming loans reached 152% at June 30, 1994, compared with 117% at the 1993 year-end and 79% at June 30, 1993.

  At June 30, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.7% and 12.8%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

  On July 1, 1994, the Corporation completed its tender offer for the outstanding common stock and the depositary shares representing the preferred stock of Margaretten Financial Corporation ("Margaretten"). With this acquisition, the Corporation will, based on year-end 1993 data, rank fourth nationwide in mortgage originations and fifth in mortgage servicing. This acquisition is not reflected in the 1994 second quarter results.

  Part I
  Item 2 (continued)


  --------------------------------------------------------------------
  RESULTS OF OPERATIONS
  --------------------------------------------------------------------
  NET INTEREST INCOME
  ====================================================================

                                        Second Quarter      Six Months
                                     -------------------    -----------
  (in millions)                          1994    1993     1994     1993
                                       ------  ------   ------   ------

  Total Interest Income               $ 2,219  $2,132   $4,309   $4,256
                                      ------- -------  ------- --------
  Total Interest Expense                1,034     957    1,981    1,932
                                      ------- -------  -------  -------
  NET INTEREST INCOME                   1,185   1,175    2,328    2,324
  Taxable Equivalent Adjustment (a)         4       6        9       11
                                      ------- -------  -------  -------
  NET INTEREST INCOME - TAXABLE
     EQUIVALENT BASIS                 $ 1,189  $1,181   $2,337   $2,335
                                      ======= =======  =======  =======

  [FN]
  (a)  Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit
       comparisons of yields on tax-exempt and taxable assets.
  ====================================================================

  Net interest income for the second quarter of 1994 was $1,185 million, compared with $1,175 million for the comparable 1993 period. For the first six months of 1994, net interest income was $2,328 million, versus $2,324 million for the same period of 1993. The slight increases from last year were due to an increase in interest-earning assets (including growth in consumer loans), and the favorable impact of the decrease in nonperforming loans, largely offset by a lower net yield on interest-earning assets.

  AVERAGE BALANCES, INTEREST RATE SPREAD AND NET YIELD ON AVERAGE INTEREST-EARNING ASSETS
  ---------------------------------------------------------------------
                                              Second Quarter
                                    -----------------------------------
                                            1994              1993
                                      ----------------  -------------
                                      AVERAGE           Average
  (Taxable equivalent rates;          BALANCE   RATE    Balance   Rate
   in millions)                       -------   ----    -------   ----

  Loans (a)                          $ 74,144   7.44%  $ 79,900   7.19%
  Securities                           26,594   6.54     24,029   7.39
  Liquid Interest-Earning Assets       28,380   5.82     21,675   4.74
                                     --------          --------
  Total Interest-Earning Assets      $129,118   6.89%  $125,604   6.81%
                                     ========          ========

  Interest-Bearing Liabilities       $111,063   3.73%  $108,242   3.53%
  Interest-Rate Spread                          3.16              3.28
  Interest-Free Funds                  18,055    ---     17,362    ---
                                     --------          --------
  Total Source of Funds              $129,118   3.20%  $125,604   3.05%
                                     ========          ========

  Net Yield on Interest-Earning Assets          3.69%             3.76%
                                                =====             =====

  [FN]
  (a)  Nonperforming loans are included in the average loan balances.

  Part I
  Item 2 (continued)



                                                  Six Months
                                      --------------------------------
                                            1994              1993
                                      --------------    --------------
                                      AVERAGE           Average
  (Taxable equivalent rates;          BALANCE   RATE    Balance   Rate
   in millions)                       -------   ----    -------   ----

  Loans (a)                          $ 74,312   7.29%  $ 80,654   7.26%
  Securities                           26,500   6.47     23,670   7.43
  Liquid Interest-Earning Assets       28,647   5.48     19,789   4.96
                                     --------          --------
  Total Interest-Earning Assets      $129,459   6.72%  $124,113   6.92%
                                     ========          ========

  Interest-Bearing Liabilities       $111,081   3.59%  $106,944   3.64%
  Interest-Rate Spread                          3.13              3.28
  Interest-Free Funds                  18,378    ---     17,169    ---
                                     --------          --------
  Total Source of Funds              $129,459   3.08%  $124,113   3.13%
                                     ========          ========

  Net Yield on Interest-Earning Assets          3.64%             3.79%
                                                =====             =====
  [FN]
  (a)  Nonperforming loans are included in the average loan balances.


  The Corporation's average interest-earning assets for the 1994 second quarter were $129.1 billion, an increase of $3.5 billion from the comparable period last year. For the first six months, average interest-earning assets were $129.5 billion in 1994, an increase of $5.3 billion, or 4.3%, from 1993. The composition of average interest-earning assets shifted in response to growth in liquid assets to support trading businesses and securities, more than offsetting declines in loans. While net interest income was only slightly higher than the 1993 level, the shift to lower-spread liquid assets has exerted downward pressure on the net yield on interest-earning assets.

  The Corporation's average total loans in the 1994 second quarter and first six months declined by $5.8 billion and $6.4 billion, respectively, from the comparable 1993 periods. As a percentage of total interest-earning assets, the loan portfolio for the second quarter of 1994 decreased to 57% from 65% in the same period a year ago. The decline in the loan portfolio reflects a continued reduction in commercial loans (albeit at a much lower rate than prior quarters), largely offset by an increase in the consumer portfolio. For a further discussion of the Corporation's loans, see the Credit Portfolio section in this Form 10-Q.

  The Corporation's liquid interest-earning assets and securities averaged $55.0 billion in the 1994 second quarter, compared with $45.7 billion for the same period in 1993. For the first six months, liquid interest-earning assets and securities averaged $55.1 billion in 1994, compared with $43.4 billion for 1993. As a percentage of total interest-earning assets, combined liquid assets and securities for the second quarter were 43% in 1994 versus 35% in the 1993 comparable period, reflecting the growth in liquid assets to support the Corporation's trading businesses and securities.

  The $3.5 billion growth in interest-earning assets for the 1994 second quarter was funded by higher interest-bearing liabilities of $2.8 billion and a $.7 billion increase in interest-free funds. For the first half of 1994, the higher level of interest-earning assets was funded by a $4.1 billion increase in interest-bearing liabilities and a $1.2 billion increase in interest-free funds.

  The negative impact on net interest income from nonperforming loans in the second quarter of 1994 was $38 million, down from $49 million in the same quarter in 1993. For the first six months, the negative impact was $57 million in 1994, compared with a negative impact of $98 million in 1993. The improvement in both 1994 periods is principally due to the significant reduction in the level of the Corporation's nonperforming loans.

  Part I
  Item 2 (continued)


  The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.69% in the second quarter of 1994, compared with 3.76% in same period in 1993. The net yield on interest-earning assets for the first six months of 1994 was 3.64%, compared with 3.79% for the same period in 1993. The decline in the net yield was affected by the aforementioned shift in the Corporation's balance sheet asset mix, partially offset by the smaller negative impact from nonperforming loans. The contribution from interest-free funds to the net yield was 53 basis points in the 1994 second quarter, up from 48 basis points in the 1993 second quarter. The increase resulted from the higher average interest-earning asset rate in 1994, as well as the increased level of interest-free funds that financed interest-earning assets.

  Management anticipates that the net yield on interest-earning assets for the remainder of 1994 will approximate the net yield for the first six months of 1994 but that the net yield on interest-earning assets for the full year 1994 will be lower than the net yield on interest-earning assets for the full year 1993. Management nevertheless expects that net interest income for the full year 1994 will approximate the 1993 level as an anticipated higher level of interest-earning assets is expected to offset the anticipated decline in the net yield.

  For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on pages 50-51.

  PROVISION FOR LOSSES

  The Corporation's provision for losses was $160 million for the 1994 second quarter, compared with $205 million in the 1994 first quarter, and $363 million in the 1993 second quarter. For the first six months, the provision for losses was $365 million in 1994 versus $675 million in 1993. Included in the 1993 second quarter provision was $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.

  As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the provision for losses in the 1994 second quarter and first half was lower than the Corporation's net charge-offs in each of those periods. The Corporation expects the provision for losses for each of the subsequent quarters in 1994 to decline further from the level of the provision for the 1994 second quarter. A discussion of the Corporation's credit portfolio, net charge-offs and allowance for losses appears in the Credit Portfolio section in this Form 10-Q.

  NONINTEREST REVENUE

                                        Second Quarter     Six Months
                                       ---------------   -------------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------

  Trust and Investment Management Fees $ 108 $ 102 $ 218 $ 200 Corporate Finance and
    Syndication Fees                       93       84     175      155
  Service Charges on Deposit Accounts      75       77     144      144
  Fees for Other Banking Services         279      272     569      523
  Trading Account and Foreign
    Exchange Revenues                     203      298     388      550
  Securities Gains                         13        5      59       75
  Other Revenue                            96      204     245      320
                                       ------   ------  ------   ------
     Total Noninterest Revenue          $ 867   $1,042  $1,798   $1,967
                                       ======   ======  ======   ======


  The decrease in noninterest revenue for the 1994 second quarter and first six months when compared to corresponding 1993 periods reflected lower trading account and foreign exchange revenues, as well as lower revenues from equity-related investments and lower gains from the sales of emerging markets debt securities. The aforementioned decreases were partially offset by increased corporate finance fees, credit card services fees, and trust and investment management fees.

  Part I
  Item 2 (continued)


  Trust and investment management fees are primarily comprised of corporate, institutional and personal trust activities. Services provided include custody, security services, and private banking to customers on a global basis. The following table presents the components of trust and investment management fees for the periods indicated.

                                        Second Quarter     Six Months
                                      ------------------  -------------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------

  Trust and Investment Management Fees:
     Personal Trust Fees                $  54   $   46  $  107   $   97
     Corporate and Institutional
       Trust Fees                          45       46      91       85
     Other, primarily Foreign
       Asset Management                     9       10      20       18
                                      -------  ------- -------  -------
       Total                            $ 108   $  102  $  218   $  200
                                      =======  ======= =======  =======

  For the second quarter and first six months of 1994, personal trust fees rose 17% and 10%, respectively, from the comparable 1993 periods. The increases were primarily due to higher volume and new customer relationships developed as a result of the acquisition of Ameritrust Texas Corporation ("Ameritrust"). Partially offsetting these increases was a slight decline in corporate and institutional trust fees in the 1994 second quarter as a result of pricing pressures affecting this business.

  Corporate finance and syndication fees were $93 million in the 1994 second quarter and $175 million in the first six months of 1994, increases of 11% and 13%, respectively, from the comparable periods last year. The increases from last year reflect higher global loan originations and distributions by the Corporation as well as new revenue from underwriting public corporate debt offerings. During the first half of 1994, the Corporation acted as agent or co-agent for approximately $129 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

  The following table sets forth the components of fees for other banking services for the periods indicated.

                                        Second Quarter     Six Months
                                        -------------      -----------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------

  Fees for Other Banking Services:
     Credit Card Services Revenue       $  75   $   55  $  150   $  108
     Fees in Lieu of Compensating
       Balances                            49       52     107      104
     Commission on Letters of Credit
       and Acceptances                     39       40      76       80
     Loan Commitment Fees                  23       25      45       46
     Mortgage Servicing Fees               18       17      34       32
     Other Fees                            75       83     157      153
                                       ------   ------  ------   ------
       Total                            $ 279   $  272  $  569   $  523
                                       ======   ======  ======   ======


  The higher level of credit card services revenue for both 1994 periods included fees from the new Shell MasterCard, reflecting increased volume of retail credit cards from a growing cardholder base.

  Combined trading account and foreign exchange revenues in the 1994 second quarter were $203 million, versus a record $298 million in the same period in 1993, and as compared with $185 million in the first quarter of 1994. For the first six months, combined trading account and foreign exchange revenues were $388 million in 1994, compared with $550 million in 1993. The decline in trading results for both the second quarter and first half of 1994 from the prior year reflected difficult conditions in certain trading markets, including emerging market debt and European government bonds, and in many foreign exchange markets.

  Part I
  Item 2 (continued)


  The following table sets forth the components of trading account and foreign exchange revenues for the second quarter and first six months of 1994 and 1993.
  ====================================================================

                                        Second Quarter     Six Months
                                      ------------------  ------------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------
  Trading Account and Foreign
   Exchange Revenue:
     Interest Rate Contracts (a)        $ 135   $   97  $  223   $  226
     Foreign Exchange Revenue (b)          55       96     100      164
     Debt Instruments and Other (c)        13      105      65      160
                                       ------   ------  ------   ------
       Total                            $ 203   $  298  $  388   $  550
                                       ======   ======  ======   ======

  [FN]
  (a) Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.
  (b) Includes foreign exchange spot and option contracts.
  (c) Includes U.S. government and foreign government agency and corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.
  ====================================================================

  The trading environment was difficult during the first six months of 1994. While rates in the U.S. bond markets have been increasing during 1994, along with the economic cycle, the foreign exchange markets and European bond markets have not generally followed underlying economic trends. As such, positions taken in these foreign markets have not been as profitable as in prior periods. Interest rate contract revenues increased in the second quarter of 1994 compared with the same 1993 period primarily reflecting earnings on certain derivative instruments resulting from higher demand for these hedging products. Foreign exchange revenues decreased during the first six months of 1994 primarily due to unexpected movements in the U.S. dollar. The decrease in debt instrument revenue was primarily due to difficult conditions in the emerging debt markets, as well as in the European government bond markets.

  Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation's customers, the Corporation's success in proprietary positioning, its credit ratings, and steps taken by central banks and governments to affect financial markets. The Corporation believes that its trading business is a significant core business and that its recently improved credit standing will benefit the Corporation's trading revenues by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, may vary from period to period and may not be as favorable in future periods as they were during 1993.

  Securities gains were $13 million in the 1994 second quarter, an increase of $8 million from the same period in 1993. For the first six months, securities gains were $59 million in 1994, versus $75 million in 1993.

  Other revenue in the 1994 second quarter was $96 million, compared with $204 million in the 1993 second quarter. For the first six months, other revenue was $245 million in 1994, compared with $320 million in 1993. The following table presents the composition of other noninterest revenue for the second quarters and first six months of 1994 and 1993.

  Part I
  Item 2 (continued)


  ====================================================================

                                        Second Quarter     Six Months
                                        -------------      ----------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------
  Other Revenue:
   Revenue from Equity-Related
     Investments                        $  66   $  115  $  149   $  143
   Net Gains on LDC-Related
     Interest Bond Sales                  ---       44      45      100
   All Other Revenue                       30       45      51       77
                                       ------   ------  ------   ------
     Total                              $  96   $  204  $  245   $  320
                                       ======   ======  ======   ======
  ====================================================================

  Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $66 million in the 1994 second quarter, compared with $115 million in the same 1993 period. For the first half of 1994, revenue from equity-related investments was $149 million, a slight increase from the comparable 1993 period. At June 30, 1994, the Corporation had equity-related investments with a carrying value of $1.9 billion. The Corporation believes that equity-related investments will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period. For further discussion of the Corporation's venture capital activities, see page B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  In the 1994 second quarter, the Corporation had no LDC-related past-due interest bond sales versus gains from the sales of such bonds of $44 million in the 1993 second quarter. The 1994 first half results included the recognition of $45 million in net gains from LDC-related past-due interest bonds, compared with $100 million in the same period a year ago.

  All other revenue includes the Corporation's share of CIT's net income which, after purchase accounting adjustments, was $19 million in the 1994 second quarter and $36 million in the first six months, increases from $17 million and $32 million, respectively, for the comparable 1993 periods. Also included in all other revenue for the second quarter of 1994 was a net loss of $6 million incurred in connection with the Corporation's residential mortgage sales activities, compared with a net loss of $25 million in the 1994 first quarter and a net gain of $5 million in the 1993 second quarter. The results for the second quarter and first quarter of 1994 included $19 million and $11 million, respectively, of revenue from the sale of mortgage servicing rights. For the first six months of 1994, the Corporation's residential mortgage sales activities incurred a $31 million loss (net of $30 million of gains from the sale of servicing rights), compared with a $12 million gain the first six months of 1993 (no servicing rights were sold in the first half of 1993).

  NONINTEREST EXPENSE
  ====================================================================
                                        Second Quarter     Six Months
                                        --------------     ----------
  (in millions)                          1994     1993    1994     1993
                                       ------   ------  ------   ------
  Salaries                             $  542  $   529  $1,060  $ 1,030
  Employee Benefits                       102      105     221      207
  Occupancy Expense                       140      145     286      290
  Equipment Expense                        91       88     175      163
  Foreclosed Property Expense               2       85      37      156
  Restructuring Charge                    ---      ---      48       43
  Other Expense                           404      360     778      699
                                       ------   ------  ------   ------
  Total Noninterest Expense            $1,281  $ 1,312  $2,605  $ 2,588
                                       ======   ======  ======   ======
  ====================================================================

  Part I
  Item 2 (continued)


  Noninterest expense in the 1994 second quarter was $1,281 million, compared with $1,312 million in the second quarter of 1993.
  Expenses for the second quarter of 1994 reflected additional costs of $47 million associated with the acquisition of Ameritrust and operating costs connected with the Shell MasterCard (including marketing expenses that increased $21 million largely reflecting the advertising campaign for the co-branded program).

  For the first six months, noninterest expense was $2,605 million in 1994 versus $2,588 million in 1993. Included in the results for the first six months of 1994 was a $48 million restructuring charge, recorded in the first quarter, related to the closing of 50 New York state branches. The results for the first six months of 1993 included a restructuring charge of $43 million associated with the Federally-assisted acquisition in February 1993 of certain assets and liabilities of four former banks (the "First City Banks") of First City Bancorporation of Texas, Inc. by Texas Commerce Bancshares. Excluding the restructuring charges in both years, noninterest expense for the first half of 1994 increased by $12 million or less than 1% from the comparable 1993 period.
  Noninterest expense for the first six months of 1994, when compared with the comparable 1993 period, reflected higher expenses associated with investments in certain key businesses partially offset by lower foreclosed property expense. The investments included the 1993 acquisitions by Texas Commerce (which contributed approximately $37 million in additional operating expenses) and higher operating costs of $66 million related to the co-branded Shell MasterCard program in the first six months of 1994.

  The ratio of noninterest operating expense (excluding nonrecurring charges) to total operating revenue was 62.4% in the 1994 second quarter, compared with 59.2% in the same 1993 period. This ratio for the first six months of 1994 was 62.0% compared with 58.8% for the first six months of 1993. The Corporation anticipates its revenue growth in certain key businesses and its various productivity initiatives will improve the ratio of noninterest operating expenses to total operating revenue.

  The increases in salaries for the 1994 second quarter and first six months were primarily due to additional staff costs resulting from the 1993 acquisitions by Texas Commerce, the implementation of the Shell MasterCard program, and the increase in the Corporation's securities underwriting business, partially offset by lower incentive compensation costs due to the lower trading results.
  Total staff at June 30, 1994 amounted to 40,988 compared with 41,303 at June 30, 1993, as staff increases in areas with revenue growth initiatives were more than offset by reductions from continued integration and productivity efforts.

  In the first six months of 1994, employee benefits increased $14 million from the prior year period reflecting the 1993 Texas Commerce acquisitions, as well as a change in actuarial assumptions used for pension expense and Other Postretirement Benefits ("OPEB") expense. Total 1994 pension expense is expected to be higher than the 1993 level, as a result of a decrease in the discount rate utilized in determining the benefit obligation to 7.5%. Higher costs related to various medical plans also contributed to the increase in employee benefits.

  Equipment expense in the 1994 second quarter was $91 million compared with $88 million in the same 1993 period. For the first six months, equipment expense was $175 million in 1994, versus $163 million in 1993. The increase in 1994 was primarily the result of continued technology enhancements to support the Corporation's investment in certain key businesses.

  Foreclosed property expense was $2 million in 1994 second quarter, compared with $85 million in the 1993 second quarter. The current quarter expense benefited by approximately $15 million of gains from the sale of foreclosed property. Additionally, included in the 1993 second quarter amount was $20 million related to the decision to accelerate the disposition of certain foreclosed residential properties arising from loans originally extended several years ago under a reduced documentation mortgage program that was discontinued in 1990. For the first six months, foreclosed property expense was $37 million in 1994 versus $156 million in 1993, reflecting significant progress in managing the Corporation's real estate portfolio. Management expects that foreclosed property expense in each of the 1994 third and fourth quarters will be higher than the amount of foreclosed property expense in the 1994 second quarter; nevertheless, management continues to expect that foreclosed property expense for the full year 1994 will be significantly lower than the full year 1993 level.

  Part I
  Item 2 (continued)


  Other expense is comprised of items such as professional services, insurance, marketing, communications expense and Federal Deposit Insurance Corporation ("FDIC") assessments. Other expense for the 1994 second quarter was $404 million, compared with $360 million in the same period in 1993. Other expense for the 1994 second quarter reflected additional costs of $30 million in connection with the Shell MasterCard (including $21 million of marketing expenses).
  Also contributing to the quarter-over-quarter increase in other expense was higher professional fees, up 8% to $59 million, reflecting increased use of contract computer consultants associated with the Corporation's ongoing technology enhancement efforts.

  For the first six months, other expense was $778 million in 1994, compared with $699 million for the prior year. The increase principally reflects higher marketing expenses, professional services and telecommunication costs, as well as expenses associated with the First City Banks and Ameritrust acquisitions. Included in other expense for the first six months of 1994 was approximately $20 million related to the amortization of goodwill and other intangible assets and other ongoing expenses associated with the First City Banks and Ameritrust acquisitions. As a result of these acquisitions, total amortization of goodwill and intangibles amounted to $56 million in the first half of 1994, an increase of 10% from the same period in 1993. Marketing expenses for the first six months of 1994 was $97 million, an increase of $29 million from comparable period in 1993, reflecting the marketing campaign for the co-branded Shell MasterCard project, as well as increased promotional advertising related to the Corporation's retail banking business.

  The Corporation expects that total noninterest operating expense in 1994 will be somewhat higher than that in 1993, reflecting costs associated with the continued investment by the Corporation to grow key business activities.

  INCOME TAXES
  The Corporation's effective tax rate was 41.5% in the second quarter and the first six months of 1994, compared with 29.7% and 30.0% in the respective 1993 periods. Tax expense included income tax benefits of $54 million in the 1993 second quarter and $117 million in the first six months of 1993. Because the Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.

  --------------------------------------------------------------------
  LINES OF BUSINESS RESULTS
  --------------------------------------------------------------------

  Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance within the Global Bank, Regional Bank, Real Estate and Corporate sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Certain amounts reported in prior periods have been restated to conform with the current 1994 presentation. Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

  Part I
  Item 2 (continued)



                                       GLOBAL BANK         REGIONAL BANK       TEXAS COMMERCE
                                       -----------         -------------       --------------
  For the three months ended
    June 30,                         1994       1993      1994      1993      1994      1993
  (in millions, except ratios)      ------    ------    ------    ------    ------    ------
  Total Revenue                   $    691  $    944  $  1,088  $  1,030  $    277   $   279
  Credit Provision                      43        80       108       116       (10)        5
  Noninterest Expense                  318       319       724       708       192       206
  Income (Loss) Before Taxes           330       545       256       206        95        68
  Income Taxes (Benefits)              121       218       109        87        35        24
                                    ------    ------    ------    ------    ------    ------
  Net Income (Loss)                    209       327       147       119        60        44
                                    ======    ======    ======    ======    ======    ======

  Average Assets                  $102,634  $ 82,585  $ 42,270  $ 40,160  $ 20,190   $21,628
  Return on Common Equity             19.4%     26.8%     21.3%     15.5%     13.6%     10.3%
  Return on Assets                    0.82%     1.59%     1.39%     1.19%     1.18%     0.82%
  Overhead Ratio (Excluding
    Restructuring Charge)             46.0%     33.8%     66.5%     68.7%     69.4%     73.9%

  ==========================================================================================



                                                            REAL ESTATE          TOTAL(a)
                                                            -----------          -----
  For the three months ended June 30,                     1994      1993      1994      1993
                                                        ------    ------    ------    ------
  (in millions, except ratios)

  Total Revenue                                       $     39  $     48  $  2,052  $  2,217
  Credit Provision                                          70        94       160       363
  Noninterest Expense                                       35        54     1,281     1,312
  Income (Loss) Before Taxes                               (66)     (100)      611       542
  Income Taxes (Benefits)                                  (29)      (44)      254       215
                                                        ------    ------    ------    ------
  Net Income (Loss) Before Special
    Item/Accounting Changes                                (37)      (56)      357       327
  Special Item (Federal Tax Benefits)                      ---       ---       ---        54
                                                        ------    ------    ------   -------
  Net Income (Loss)                                        (37)      (56)      357       381
                                                        ======    ======    ======    ======

  Average Assets                                      $  5,344  $  7,220  $164,066  $146,350
  Return on Common Equity                                   NM        NM      13.9%     16.0%
  Return on Assets                                          NM        NM      0.87%     1.04%
  Overhead Ratio (Excluding
    Restructuring Charge)                                   NM        NM      62.4%     59.2%

  (a) Total column includes Corporate sector.  See description of
      Corporate sector on page 29.
  NM - Not meaningful.
  ==========================================================================================

  Part I
  Item 2 (continued)




                                       GLOBAL BANK         REGIONAL BANK       TEXAS COMMERCE
                                       -----------         -------------       --------------
  For the six months
    ended June 30,                    1994      1993      1994      1993      1994      1993
  (in millions, except ratios)      ------    ------    ------    ------    ------    ------
  Total Revenue                   $  1,426  $  1,777  $  2,127  $  2,060  $    545   $   542
  Credit Provision                      85       168       218       245       (20)       11
  Noninterest Expense                  613       609     1,467     1,397       389       403
  Income (Loss) Before Taxes           728     1,000       442       418       176       128
  Income Taxes (Benefits)              279       394       189       173        65        39
                                    ------    ------    ------    ------    ------    ------
  Net Income (Loss)                    449       606       253       245       111        89
                                    ======    ======    ======    ======    ======    ======

  Average Assets                  $101,596  $ 80,637  $ 42,173  $ 40,728  $ 20,455   $20,637
  Return on Common Equity             20.8%     24.6%     18.2%     16.1%     12.7%     11.1%
  Return on Assets                    0.89%     1.51%     1.21%     1.21%     1.09%     0.87%
  Overhead Ratio (Excluding
    Restructuring Charge)             43.0%     34.3%     66.7%     67.8%     71.4%     74.5%
  ==========================================================================================


                                                            REAL ESTATE           TOTAL(a)
                                                            -----------           -----
  For the six months ended June 30,                       1994      1993      1994      1993
  (in millions, except ratios)                          ------    ------    ------    ------
  Total Revenue                                       $     85  $     95  $  4,126   $ 4,291
  Credit Provision                                         139       169       365       675
  Noninterest Expense                                       89       109     2,605     2,588
  Income (Loss) Before Taxes                              (143)     (183)    1,156     1,028
  Income Taxes (Benefits)                                  (63)      (81)      480       425
                                                        ------    ------    ------    ------
  Net Income (Loss) Before Special
    Item/Accounting Changes                                (80)     (102)      676       603
  Special Item (Federal Tax Benefits)                      ---       ---       ---       117
  Accounting Changes (SFAS 106 and 109)                    ---       ---       ---        35
                                                        ------    ------    ------    ------
  Net Income (Loss)                                        (80)     (102)      676       755
                                                        ======    ======    ======    ======

  Average Assets                                      $  5,635  $  7,242  $164,109  $144,489
  Return on Common Equity                                   NM        NM      13.1%     16.2%
  Return on Assets                                          NM        NM      0.83%     1.05%
  Overhead Ratio (Excluding
    Restructuring Charge)                                   NM        NM      62.0%     58.8%


  (a) Total column includes Corporate sector.  See description of
      Corporate sector on page 29.
  NM - Not meaningful.
  ==========================================================================================


  Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk grading system that is consistently applied throughout the Corporation. During the second quarter of 1994, the Corporation revised its equity allocation approach to fully

  Part I
  Item 2 (continued)

  allocate all equity from its Corporate sector back to the business units. These changes resulted in the restatement of the business units' capital for the 1994 first quarter and for all of 1993. A long-term expected income tax rate is assigned in evaluating the Corporation's businesses.
  Texas Commerce's results are tracked and reported on a legal entity basis, including the return on equity calculation.

  GLOBAL BANK

  The Global Bank is organized into four principal management entities: Banking & Corporate Finance (worldwide wholesale client management and venture capital activities); Structured Finance (loan syndications, high yield securities and mergers & acquisitions); Asia, Europe & Capital Markets (securities, foreign exchange and derivatives trading, the Corporation's treasury functions and administration of the international branch system in Asia and Europe); and Developing Markets (cross-border investment banking, local merchant banking and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing underwriting, distribution, and risk management skills.

  The Global Bank's net income in the second quarter of 1994 was $209 million, a decrease of $118 million from the second quarter of 1993. The sector's return on equity in the second quarter of 1994 was 19.4% compared with 26.8% in the 1993 second quarter. The decline in the 1994 second quarter results was primarily due to decreases in noninterest revenue of $187 million and in net interest income of $66 million, partially offset by a decrease in credit provision of $37 million. The Global Bank's net income of $449 million and return on equity of 20.8% for the first six months of 1994 decreased from last year's six month results of $606 million and 24.6%, respectively. The decline in the 1994 six month results was attributable to decreases in noninterest revenue of $215 million and in net interest income of $136 million, partially offset by a decrease in the credit provision of $83 million.

  The decrease in noninterest revenue was primarily due to the decline in trading revenues to $195 million for the second quarter of 1994, compared with a record of $290 million in the 1993 second quarter. For the first six months, trading revenues were $375 million in 1994, a decrease from $534 million in 1993. The unfavorable trading results reflect increasing interest rates as a result of actions take by the Federal Reserve Board in the first six months of 1994, and the volatile conditions in certain trading markets, including emerging market debt and European government bonds, and in many foreign exchange markets. Revenues from equity-related investments for the second quarter of 1994 were lower than the comparable period in 1993 as a result of lower gains from venture capital activities. In the 1994 second quarter, the Corporation had no LDC-related past-due interest bond sales versus gains from the sales of such bonds of $44 million in the 1993 second quarter. The 1994 first half results included the recognition of $45 million in net gains from LDC-related past-due interest bonds, compared with $100 million in the same period a year ago. The decrease in net interest income was due to the rising interest rate environment, combined with a change in the mix of earning assets from loans to lower interest-earning liquid assets.

  For the first six months of 1994, noninterest expense rose $4 million, compared with the same period in 1993, due primarily to the Corporation's continued investment in its securities business. The substantial increase in average assets is due primarily to the adoption of FASI 39.

  REGIONAL BANK

  The Regional Bank includes Retail Banking (New York Markets -- consumer banking and commercial and professional banking; Retail Card Services; and National Consumer Business), Regional Relationship Banking (Middle Market -- regional commercial banking; Private Banking; and Chemical New Jersey Holdings, Inc.) and Geoserve (cash management, funds transfer, trade, corporate trust and securities services worldwide). The Corporation's Technology and Operations group is also managed within this organizational structure. The Corporation maintains a leading market share position in serving the financial needs of Middle Market commercial enterprises in the New York metropolitan area.

  Part I
  Item 2 (continued)

  The Regional Bank's net income of $147 million and return on equity of 21.3% for the second quarter of 1994 increased from last year's second quarter results of $119 million and 15.5%, respectively. The increase in earnings is attributable to improvements in net interest income of $38 million and noninterest revenue of $20 million coupled with a lower credit provision of $8 million, partially offset by higher noninterest expense of $16 million. For the first six months of 1994, the Regional Bank's net income of $253 million and return on equity of 18.2% improved from $245 million and 16.1%, respectively, for the first six months of 1993. The results for the first six months of 1994 included a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding this restructuring charge, the Regional Bank's net income would have been $281 million and its return on equity would have been 20.4% for the first six months of 1994. The increase in earnings (excluding the restructuring charge) can be attributable to increases in net interest income of $38 million and noninterest revenue of $29 million coupled with a lower credit provision of $27 million, offset partially by increased noninterest expense of $22 million.

  The improvement in net interest income was primarily due to a higher level of interest-earning assets, coupled with higher demand deposits and improved spreads in New York Markets. The increase of $20 million in noninterest revenue reflected the higher fees from revolving credit products in Retail Card Services primarily due to the launch of the co-branded Shell MasterCard in the fourth quarter of 1993. In addition, New York Markets recorded higher deposit servicing fees. Partially offsetting these positive factors was the impact of losses on residential mortgage warehouse activities in the National Consumer Business and lower corporate finance fees in Middle Market. The lower credit provision resulted from improvements in credit quality for Middle Market, Chemical New Jersey Holdings, Inc. and the Retail
  Card Services portfolio.

  The increase in noninterest expense is primarily due to the aforementioned launch of the Shell MasterCard, which resulted in higher operating expenses of $34 million in the second quarter of 1994 and of $66 million in the first six months. This increase was partially offset by expense management initiatives throughout the Regional Bank coupled with lower foreclosed property expense, primarily in Chemical New Jersey Holdings, Inc.

  TEXAS COMMERCE BANCSHARES

  Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of June 30, 1994, Texas Commerce had $21 billion in total assets with 115 locations statewide.

  Texas Commerce's net income in the second quarter of 1994 was $60 million, an increase of 35% from last year's second quarter results of $44 million. The increase in the 1994 second quarter period compared with the 1993 second quarter period was primarily due to decreases in the credit provision of $15 million and noninterest expense of $14 million and higher noninterest revenue of $5 million, partially offset by a $7 million decline in net interest income.
  For the first six months, Texas Commerce's net income increased to $111 million in 1994, compared with $89 million in 1993. This improvement resulted from the lower credit provision of $31 million, higher noninterest revenue of $18 million and lower noninterest expense of $14 million, partially offset by a $15 million decline in net interest income. The $89 million net income for the first half of 1993 excludes the restructuring charge ($43 million pre-tax; $30 million after-tax) related to the acquisition of the First City Banks and a positive $14 million after-tax net effect from the implementation of SFAS 106 and SFAS 109.

  Based on continuing improvements in asset quality and Texas Commerce's already adequate allowance for losses, Texas Commerce recorded a negative credit provision (i.e. credit to the provision for losses) in the first half of 1994. The increase in noninterest revenue is due to strong revenue growth from fee-based services which was up 4% from the second quarter of 1993 and up 8% from the first half of 1993. Trust income rose 34% from the second quarter of 1993 (up 40% from the first half of 1993), reflecting both increased demand for Texas Commerce's services as well as the effects of the acquisitions of First City Banks and Ameritrust last year. The decrease in net interest income is attributable to lower loan volumes and less favorable interest rate spreads.

  Part I
  Item 2 (continued)

  The decline in noninterest expense is attributable to lower foreclosed property expense (down $45 million compared to the first half of 1993), due to improved credit quality. This favorable result offset the additional operating expenses associated with the 1993 acquisitions.

  Nonperforming assets declined to $177 million at June 30, 1994, down $14 million from the 1994 first quarter. The decrease represented the 24th consecutive quarterly decline from a peak of $1,303 million in mid-1988.

  REAL ESTATE

  Real Estate includes the management of the Corporation's commercial real estate portfolio, exclusive of those in Chemical New Jersey Holdings, Inc. (included in Regional Bank section) and in Texas Commerce. Real Estate had a net loss of $37 million for the second quarter of 1994 compared with a net loss of $56 million in the second quarter of 1993. For the first six months, Real Estate's net loss was $80 million in 1994, compared with $102 million in 1993. The improvement in net income was primarily due to a decrease in credit provision and lower foreclosed property expense reflecting the significant progress made in managing the Corporation's real estate portfolio. Total nonperforming assets at June 30, 1994 were $1,074 million, a decline of 10% from $1,190 million in the first quarter of 1994 and a decline of 18% from the 1993 year-end.

  CORPORATE

  Corporate had a net loss of $22 million for the 1994 second quarter and a net loss of $57 million for the first six months of 1994, compared with a net loss of $53 million and $83 million, respectively, for the same period in 1993. Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Included in the $83 million net loss for the first six months of 1993 were the following one-time items: the recognition of $117 million in Federal tax benefits, an after-tax loss of $53 million ($75 million pre-tax) due to the writedown associated with the planned disposition of residential mortgages, a net $35 million gain from the adoption of SFAS 106 and SFAS 109 and a $30 million after-tax restructuring charge ($43 million pre-tax) related to the acquisition of the First City Banks.

  --------------------------------------------------------------------
  BALANCE SHEET ANALYSIS
  --------------------------------------------------------------------

  The Corporation's total assets were $168.9 billion at June 30, 1994, an increase of $19.0 billion from the 1993 year-end. The higher level of total assets was principally due to the adoption of FASI 39 on January 1, 1994. As a result of the adoption of this accounting standard, total assets and liabilities each increased by approximately $19.0 billion at June 30, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and unrealized losses reported in Other Liabilities. Prior to the adoption of FASI 39, unrealized gains and losses were reported net in Other Assets.

  Part I
  Item 2 (continued)


  SECURITIES

  As of December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of the adoption of SFAS 115, debt and equity securities that were previously measured either at amortized cost or at the lower of aggregate amortized cost or market are currently measured at fair value. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion of SFAS 115.

  The prepayment trends of mortgage-backed securities and collateralized mortgage obligations ("CMOs") is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMOs that the Corporation believes have stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing of the impact that interest and market rate changes would have on its CMO portfolio. Mortgage-backed securities and CMOs which management believes have high prepayment risk are included in the available-for-sale portfolio.

  CREDIT PORTFOLIO

  The following loan review discussion focuses primarily on developments since December 31, 1993 and should be read in conjunction with the Credit Portfolio section on pages B34 - B42 of the Corporation's Annual Report on Form 10-K for the year ended
  December 31, 1993.

  The Corporation's loans outstanding totaled $74.7 billion at June 30, 1994, a decline of $696 million from year-end 1993 and $4.5 billion lower than June 30, 1993. The decline in the loan portfolio reflects a continued reduction in commercial loans (albeit at a much lower rate than prior quarters), largely offset by an increase in the consumer portfolio. The commercial loan outstandings have declined due to management's strategic decision to reduce the credit risk profile of the Corporation as well as ongoing loan paydowns from businesses that are refinancing their borrowings in the debt and equity markets. The loan portfolio at June 30, 1994 was relatively unchanged from the March 31, 1994 level, in contrast to a decline experienced in the Corporation's total loan portfolio for each of the eight consecutive quarters ended March 31, 1994. Management believes that there was a modest increase in loan demand during the second quarter of 1994 and, as a result, expects a modest increase in loan outstandings for the remaining quarters of 1994.

  The Corporation is a leading participant in loan originations and sales. This activity is comprised of the origination and sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to originate and subsequently reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the 1994 second quarter and six months, the Corporation acted as agent or co-agent for approximately $78 billion and $129 billion, respectively, in syndicated credit facilities.

  Part I
  Item 2 (continued)


  The Corporation's loan balances were as follows for the dates indicated:
  ====================================================================

                                       JUNE 30, December 31, June 30,
  (in millions)                            1994         1993     1993
                                       -------- ------------ --------
    LOANS
    Domestic Commercial:
     Commercial Real Estate (a)        $  6,706     $  7,338  $ 8,225
     Commercial and Industrial           19,601       18,874   23,484
       Financial Institutions             3,384        4,816    3,367
                                        -------      -------  -------
       Total Commercial Loans            29,691       31,028   35,076
                                        -------      -------  -------
    Domestic Consumer: (b)
     Residential Mortgage                12,361       12,244   11,674
     Credit Card                          7,774        7,176    6,279
     Other Consumer                       6,538        6,266    6,021
                                        -------      -------  -------
       Total Consumer Loans              26,673       25,686   23,974
                                        -------      -------  -------
       Total Domestic Loans              56,364       56,714   59,050
    Foreign, primarily commercial (c)    18,321       18,667   20,150
                                        -------      -------  -------
       Total Loans                     $ 74,685     $ 75,381  $79,200
                                        =======      =======  =======
  [FN]
  (a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
  (b) Consists of 1-4 family residential mortgages, credit cards, installment loans (direct and indirect types of consumer finance) and student loans.
  (c) Includes loans previously classified as LDC loans. Previously reported loan amounts have been reclassified to conform with the June 30, 1994 presentation.
  ====================================================================

  NONPERFORMING ASSETS
  For a description of the Corporation's accounting policies for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated
  Financial Statements on pages B57-B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  For a description of the Corporation's shared loss assets acquired from First City which are subject to loss sharing provisions of the Purchase and Assumption Agreements between the FDIC and Texas Commerce, see Note Seven of the Notes to the Consolidated Financial Statements on page B64 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. At June 30, 1994, nonperforming shared loss assets were $87 million. Such assets are not included in the amount of nonperforming assets below.

  Part I
  Item 2 (continued)


  The following table sets forth the nonperforming assets and contractually past-due loans of the Corporation at June 30, 1994, December 31, 1993 and June 30, 1993.
  ====================================================================

                                       JUNE 30, December 31, June 30,
  (in millions)                            1994         1993     1993
                                       -------- ------------ --------
    NONPERFORMING LOANS:
    Domestic Commercial:
     Commercial Real Estate            $    645     $    682  $   977
     Commercial and Industrial              570          867    1,440
     Financial Institutions                  14           24       44
                                       --------     -------- --------
       Total Commercial Loans             1,229        1,573    2,461
                                       --------     -------- --------
    Domestic Consumer:
     Residential Mortgage                   144          101       85
     Other Consumer                          21           24       26
                                       --------     -------- --------
       Total Consumer Loans                 165          125      111
                                       --------     -------- --------
     Total Domestic                       1,394        1,698    2,572
    Foreign, primarily commercial (a)       364          893    1,192
                                       --------     -------- --------

    Total Nonperforming Loans          $  1,758     $  2,591  $ 3,764
    Assets Acquired as Loan
      Satisfactions                         735          934    1,099
                                       --------     -------- --------
    Total Nonperforming Assets         $  2,493     $  3,525  $ 4,863
                                       ========     ======== ========

    Contractually Past-Due Loans (b):
     Consumer                          $    267     $    299  $   290
     Commercial and Other Loans              61           24      105
                                       --------     -------- --------
       Total Contractually
        Past-Due Loans                 $    328     $    323  $   395
                                       ========     ======== ========

  [FN]
  (a) Includes nonperforming loans previously classified as LDC nonperforming loans. Previously reported amounts have been restated to conform with the June 30, 1994 presentation.
  (b) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.
  ====================================================================

  The Corporation's total nonperforming assets at June 30, 1994 were $2,493 million, a decrease of $1,032 million from the 1993 year-end level and a decrease of $2,370 million from last year's comparable quarter. This improvement in the Corporation's credit profile is a result of a significantly lower level of loans being placed on nonperforming status as well as the result of repayments, charge-offs, and the Corporation's continuing loan workout and collection activities. Included in foreign nonperforming loans at June 30, 1994 were nonperforming LDC loans of $145 million, a decrease from $524 million at March 31, 1994, principally the result of the completion of the Brazilian refinancing program. For a further discussion of the Brazilian debt exchange, see the Brazil section in this Form 10-Q. Management expects a further significant reduction in the level of its nonperforming assets during the remainder of 1994, although at a lower rate than the reduction in nonperforming assets during the first half of 1994.

  Part I
  Item 2 (continued)


  The following table presents the reconciliation of nonperforming assets for the second quarter and first six months of 1994 and 1993.


  RECONCILIATION OF NONPERFORMING ASSETS    Second Quarter          Six Months
                                          -------------------  -------------------
  (in millions)                              1994       1993       1994       1993
                                           ------     ------     ------     ------
  Balance at beginning of period          $ 3,203     $5,706    $ 3,525    $ 6,092
  Additions:
     Loans placed on nonperforming status     220        417        512        999
  Deductions:
     Payments                                 299        307        644        684
     Sales                                     91        127        133        209
     Charge-offs (a)                          212        315        368        562
     Write-downs                               16         76         47        133
     Return to accrual status                 312        348        352        553
     Transfer to held-for-sale
       (other assets)                         ---         87        ---         87
                                          -------    -------    -------    -------
  Balance at end of period                $ 2,493     $4,863    $ 2,493    $ 4,863
                                          =======    =======    =======    =======

  (a) Excludes those consumer charge-offs that are recorded on a formula basis.
  ================================================================================

  ALLOWANCE FOR LOSSES
  The accompanying table reflects the activity in the allowance for losses for the second quarter and six months ended June 30, 1994 and 1993.

                                            Second Quarter          Six Months
                                         --------------------- -------------------
  (in millions)                              1994       1993       1994       1993
                                           ------     ------     ------     ------
  NON-LDC ALLOWANCE:
     Balance at Beginning of Period       $ 2,400     $2,220    $ 2,423    $ 2,206
     Provision for Losses                     160        363        365        675
     Charge-Offs                             (236)      (400)      (519)      (755)
     Recoveries                                51         37        104         80
                                          -------    -------    -------    -------
       Net Charge-Offs                       (185)      (363)      (415)      (675)
     Transfer from LDC Allowance              300        200        300        200
     Other                                      1          1          3         15(a)
                                          -------    -------    -------    -------
     Balance at End of Period               2,676      2,421      2,676      2,421
                                          -------    -------    -------    -------
  LDC ALLOWANCE:
     Balance at Beginning of Period           591        768        597        819
     Provision for Losses                     ---        ---        ---        ---
     Charge-Offs                             (295)       (15)      (296)       (19)
     Recoveries                                 4         80         57         90
                                          -------    -------    -------    -------
       Net (Charge-Offs) Recoveries          (291)        65       (239)        71
     Losses on Sales and Swaps                ---        (63)       (58)      (120)
     Transfer to Non-LDC Allowance           (300)      (200)      (300)      (200)
                                          -------    -------    -------    -------
     Balance at End of Period                   0        570          0        570
                                          -------    -------    -------    -------
     Total Allowance for Losses           $ 2,676     $2,991    $ 2,676    $ 2,991
                                          =======    =======    =======    =======

  (a) Primarily related to the First City Banks acquisition.
  ================================================================================

  Part I
  Item 2 (continued)


  Completion of the Brazilian refinancing package during the 1994 second quarter brought to a close the broad rescheduling programs begun in the mid-1980s. In connection with completion of the Brazilian refinancing program, the Corporation performed a final valuation of its LDC portfolio, adjusting its medium- and long-term outstandings to the various LDC countries constituting the portfolio to amounts that management believes to be the estimated net recoverable values of each of such loans at June 30, 1994. The final valuation resulted in a $291 million charge in the 1994 second quarter. The remaining LDC allowance of $300 million (after taking the aforementioned charge-off) was transferred to the general allowance for losses.

  The following table presents the Corporation's allowance coverage ratios at June 30, 1994, December 31, 1993 and June 30, 1993.

  ALLOWANCE COVERAGE RATIOS
  ====================================================================

                                       JUNE 30, December 31,  June 30,
  For the Period Ended:                    1994         1993      1993
                                       -------- ------------  --------
  Allowance for Losses to:
    Loans at Period-End                    3.58%        4.01%     3.78%
    Average Loans                          3.60         3.84      3.71
    Nonperforming Loans                  152.22       116.56     79.46

  ====================================================================

  The Corporation deems its allowance for losses at June 30, 1994 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, as well as from other balance sheet and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements.

  NET CHARGE-OFFS
  ====================================================================
                                       Second Quarter     Six Months
                                      ----------------  -------------

  (in millions)                        1994     1993     1994     1993
                                     ------   ------   ------   ------
  Net Charge-Offs:
    Domestic Commercial:
     Commercial Real Estate            $ 49     $ 70     $123     $127
     Commercial and Industrial           37      125       88      199
     Financial Institutions              (1)     ---       (1)      14
                                     ------   ------   ------   ------
       Total Commercial Net
         Charge-Offs                     85      195      210      340
                                     ------   ------   ------   ------
    Domestic Consumer:
     Residential Mortgage                 9       60       12       63
     Credit Card                         81       83      163      169
     Other Consumer                       4        6        9       14
                                     ------   ------   ------   ------
       Total Consumer Loans              94      149      184      246
                                     ------   ------   ------   ------
    Total Domestic Loans                179      344      394      586
    Foreign (a)                         297       17      318      138
                                     ------   ------   ------   ------
  Total Net Charge-Offs                $476     $361     $712     $724
                                     ======   ======   ======   ======

  [FN]
  (a) Included in Foreign are LDC net charge-offs and losses on sales and swaps in the amounts of $291 million and $297 million for the 1994 second quarter and six month periods, respectively, and a net recovery of $2 million and net charge-offs and losses of $49 million for 1993 second quarter and six month periods, respectively.
  ====================================================================

  Part I
  Item 2 (continued)


  For a discussion of net charge-offs, see the various credit portfolio sections in this Form 10-Q. Management expects total net charge-offs in 1994 to decrease significantly from the full year 1993 amount.

  DOMESTIC COMMERCIAL REAL ESTATE
  The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties, which are included in the consumer loan portfolio. The domestic commercial real estate loan portfolio totaled $6.7 billion at June 30, 1994, a decline from $7.3 billion at December 31, 1993 and a decline from $8.2 billion at June 30, 1993. The decreases from the 1993 year-end and year ago periods are attributable to repayments, transfers to real estate owned and charge-offs.

  The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

  ====================================================================

                             JUNE 30,   December 31,   June 30,
    (in millions)                1994           1993       1993
                             --------   ------------   --------

  Commercial Mortgages         $5,584        $ 5,917    $ 6,506
  Construction                  1,122          1,421      1,719
                               ------         ------     ------
  Total Domestic Commercial
    Real Estate Loans          $6,706        $ 7,338    $ 8,225
                               ======         ======     ======
  ====================================================================

  Commercial mortgages provide financing for the acquisition or refinancing of commercial properties, and typically have terms ranging from three-to-seven years. Construction loans are generally originated to finance the construction of real estate projects.
  When the real estate project has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.

  Part I
  Item 2 (continued)


  The following table shows the Corporation's domestic commercial real estate loans, nonperforming loans and foreclosed commercial real estate, by property type and geographic location.

  DOMESTIC COMMERCIAL REAL ESTATE BY PROPERTY TYPE AND GEOGRAPHIC
  REGION (a)

                                        JUNE 30, 1994
                                -----------------------------
                                                              Dec. 31,
                                                 Other            1993
  (in millions)                NY/NJ   Texas  Domestic  TOTAL    Total
                               -----   -----  --------  -----  -------
  OFFICE:
     Loans                    $  799  $  367    $  302 $1,468   $1,589
     Nonperforming Loans          52       2        72    126      180
     Real Estate Owned            41      37        22    100      140

  RETAIL:
     Loans                       609     244       357  1,210    1,370
     Nonperforming Loans          31      11         2     44       52
     Real Estate Owned            17       3        43     63       65

  RESIDENTIAL: (b)
     Loans                       451     168       175    794    1,161
     Nonperforming Loans          94      12        16    122      130
     Real Estate Owned            77       1         3     81      123

  HOTEL:
     Loans                       167      79       318    564      574
     Nonperforming Loans          21     ---        77     98       72
     Real Estate Owned           113     ---        15    128      211

  LAND:
     Loans                       275     146        23    444      387
     Nonperforming Loans         106       5         7    118       90
     Real Estate Owned            39      56        52    147      212

  OTHER:
     Loans                     1,039     644       543  2,226    2,257
     Nonperforming Loans          46      19        72    137      158
     Real Estate Owned            46       9        28     83       47

  TOTAL:
     Loans                    $3,340  $1,648    $1,718 $6,706   $7,338
     Nonperforming Loans         350      49       246    645      682
     Real Estate Owned           333     106       163    602      798

  [FN]
  (a) Nonperforming loans are included in loan balances. Real Estate Owned denotes foreclosed commercial real estate, which is included in assets acquired as loan satisfactions.
  (b) Represents residential property construction, land development and multi-family permanent mortgages, excluding 1-4 family residential mortgages.
  ====================================================================

  The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 50% and 25%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 3% of the domestic commercial real estate loan portfolio.

  Part I
  Item 2 (continued)


  Nonperforming domestic commercial real estate assets were $1,247 million at June 30, 1994, a 16% decrease from December 31, 1993 and a decrease of $609 million, or 33%, from June 30, 1993. The improvement in nonperforming domestic commercial real estate asset levels for the first half of 1994 is the result of increased liquidity in the commercial real estate markets as well as successful workout activities.

  The second quarter of 1994 was the sixth consecutive quarter in which reductions to nonperforming domestic commercial real estate assets in the form of payments, return to accrual status and sales of real estate owned were greater than the additions to nonperforming assets. Domestic commercial real estate net charge-offs in the second quarter of 1994 totaled $49 million, compared with $70 million in the same period a year ago. For the first six months, such charge-offs were $123 million in 1994, compared with $127 million in 1993. Writedowns of commercial real estate owned totaled $43 million for the first six months of 1994, compared with $99 million in first half of 1993. Approximately $79 million and $120 million in commercial real estate owned were sold during the 1994 second quarter and first six months, respectively. Generally, these assets were sold at or above carrying value. Domestic commercial real estate net charge-offs, writedowns and nonperforming assets for 1994 are expected to be below 1993 levels.

  DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO
  The domestic commercial and industrial portfolio totaled $19.6 billion at June 30, 1994, compared with $18.9 billion at December 31, 1993 and $23.5 billion at June 30, 1993. The portfolio is diversified geographically and by industry. The largest industry concentrations are real estate related and oil and gas, both of which approximate $1.5 billion or 2.1% of total loans. All of the other remaining industries are each less than 2% of total loans.

  Included in the domestic commercial and industrial portfolio are loans related to highly leveraged transactions ("HLT"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at June 30, 1994 totaled approximately $1.6 billion, compared with $1.9 billion at December 31, 1993 and $2.1 billion at June 30, 1993. The Corporation also was committed at June 30, 1994 to lend an additional amount of approximately $464 million to its HLTs. The substantial reduction in the HLT loan portfolio from June 30, 1993 can be largely attributed to repayments, reclassifications to non-HLT status and, to a lesser extent, charge-offs. At June 30, 1994, the Corporation had $182 million in nonperforming HLT loans compared with $269 million at the end of 1993 and $412 million at the end of the same period last year. Net charge-offs related to HLTs for the six months ended June 30, 1994 totaled $2 million, versus $55 million for the comparable 1993 period.

  DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO
  The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insuring. Loans to domestic financial institutions were $3,384 million at June 30, 1994 or 5% of total loans outstanding at June 30, 1994. Loans to domestic financial institutions are predominantly to broker-dealers, which comprise over half the domestic financial institution total.

  DOMESTIC CONSUMER PORTFOLIO
  The consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $26.7 billion at June 30, 1994, representing 36% of total loans, an increase from $25.7 billion or 34% of total loans at December 31, 1993 and an increase from $24.0 billion or 30% of total loans at June 30, 1993.

  Part I
  Item 2 (continued)


  The following table presents the composition of the Corporation's domestic consumer loans at the dates indicated.

  ====================================================================
                                    JUNE 30,  December 31,    June 30,
  (in millions)                         1994          1993        1993
                                    --------  ------------    --------

  Residential Mortgages             $ 12,361      $ 12,244    $ 11,674
  Credit Cards                         7,774         7,176       6,279
  Other Consumer Loans (a)             6,538         6,266       6,021
                                     -------       -------     -------
  Total                             $ 26,673      $ 25,686    $ 23,974
                                     =======       =======     =======
  [FN]
  (a)    Includes installment and student loans.
  ====================================================================

  Credit card receivables at June 30, 1994 increased $1.5 billion from the same period a year ago, of which approximately $1.2 billion is related to the co-branded Shell MasterCard program, which was introduced in the fourth quarter of 1993. Management expects continued growth in the level of Shell credit card outstandings for the remainder of 1994. Management is exploring other opportunities in the credit card area, including the feasibility of other co-branded card programs.

  Total nonperforming domestic consumer loans at June 30, 1994 were $165 million and were comprised of $144 million of loans secured by residential real estate and $21 million of other consumer loans. Total nonperforming domestic consumer loans at December 31, 1993 were $125 million and were comprised of $101 million of loans secured by residential real estate and $24 million of other consumer loans. At June 30, 1993, total nonperforming domestic consumer loans were $111 million and were comprised of $85 million of loans secured by residential real estate and $26 million of other consumer loans. The rise in nonperforming domestic consumer residential loans since June 30, 1993, primarily reflects increases in the nonperforming status of certain loans originally extended several years ago under a reduced documentation mortgage program.

  Net charge-offs in the domestic consumer loan portfolio totaled $94 million in the 1994 second quarter compared with $149 million in the 1993 second quarter. The 1994 second quarter net charge-offs consisted of $81 million in credit card receivables, $9 million in residential mortgages and $4 million in other consumer loans. The 1993 second quarter net charge-offs consisted of $60 million in residential mortgages (including $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages), $83 million in credit card receivables and $6 million in other consumer loans. There were essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. For the first six months of 1994, domestic consumer net charge-offs were $184 million compared with $246 million for the first six months of 1993.

  Domestic consumer loan balances are expected to increase in 1994, particularly in the credit card and residential mortgage portfolios. The higher residential mortgage activity is the result of the Margaretten acquisition in July 1994. In 1994, the Corporation's strategy will continue to emphasize risk management and consumer loan portfolio credit quality. Management expects consumer loan net charge-offs in the second half of 1994 will be somewhat higher than the first half due to the growth of the consumer portfolio, including the higher level of credit card receivables outstanding as a result of the Shell MasterCard program.

  MORTGAGE BANKING ACTIVITIES
  The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation may sell loans to investors, primarily in the secondary market, while retaining the rights to service such loans. In accordance with current accounting standards, the value of such servicing rights related to originating mortgage loans is not recorded as an asset in the financial statements. The Corporation originated $2.9 billion of mortgages in the second quarter of 1994 versus $3.7 billion in the same 1993 period. For the six months ended June 30, 1994 the Corporation originated $7.0 billion of mortgages

  Part I
  Item 2 (continued)

  compared with $6.6 billion in 1993. For the first six months of 1994, the Corporation sold to investors approximately 75% of the residential mortgage loans it had originated. The 1994 second quarter results do not include the acquisition of Margaretten.

  In addition to originating mortgage servicing rights, the Corporation also purchases mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. The Corporation's servicing portfolio amounted to $40.3 billion at June 30, 1994 compared with $36.4 billion at December 31, 1993 and $35.0 billion at June 30, 1993. Purchased mortgage servicing rights (included in other assets) amounted to $293 million at June 30, 1994 compared with $249 million at December 31, 1993 and $224 million at June 30, 1993. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated within the past two years when interest rates have been relatively low). The Corporation utilizes an amortization method based on adjusted cash flows to amortize purchased mortgage servicing rights. The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments.

  FOREIGN PORTFOLIO
  The foreign portfolio includes foreign commercial and industrial loans, loans to foreign financial institutions, foreign commercial real estate, loans to foreign governments and official institutions and foreign consumer loans. At June 30, 1994, the Corporation's total foreign loans were $18.3 billion, compared with $18.7 billion at December 31, 1993 and $20.2 billion at June 30, 1993. Included in foreign loans were foreign commercial and industrial loans of $7.1 billion at the end of the 1994 second quarter, an increase of $.6 billion from the 1993 year-end and $41 million from June 30, 1993.

  Total foreign commercial real estate loans at June 30, 1994 were $.5 billion, slightly reduced from $.6 billion at each of December 31, 1993 and June 30, 1993. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

  The Corporation's medium- and long-term outstandings to countries engaged in debt rescheduling ("LDC") at June 30, 1994 were $1,546 million, a reduction of $702 million, or 31%, from December 31, 1993. The reduction from the 1993 year-end is primarily attributable to the aforementioned $291 million charge-off related to the final evaluation of the Corporation's LDC portfolio, as well as from loan sales. Total LDC outstandings were $3,503 million at June 30, 1994, a decline of $587 million from December 31, 1993. The reduction was principally due to the aforementioned reductions in medium- and long-term outstandings.

  BRAZIL
  For a discussion of significant developments with respect to the restructuring of Brazilian debt, see pages B41 and B42 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. The following significant events have occurred to date in 1994: The exchange of bank creditors' eligible medium- and long-term debt for bonds issued by the Federal Republic of Brazil occurred on April 15, 1994. The Corporation's total Brazilian outstandings affected by the exchange had a book value of $297 million. The Corporation's "Old" debt (multi-year Deposit Facility Agreement and other pre-1988 restructured debt) with a face value of $635 million (which includes loan amounts previously charged-off) was exchanged for $299 million of Capitalization bonds and $218 million of Discount bonds. The Corporation's "New" debt (credit extensions originating from the 1988 restructuring) with a face value of $165 million (which includes loan amounts previously charged off) was exchanged for $90 million of Debt Conversion bonds and $75 million of New Money bonds. The Corporation also received Eligible Interest bonds (EIs) of approximately $160 million for the majority of its remaining unpaid interest. In addition, a portion of Principal bonds ($50 million) and EIs (approximately $8 million) is currently being held in escrow to be released on September 22, 1994. The exchange did not result in any additional charge-offs by the Corporation.

  The aforementioned bonds received by the Corporation through the exchange are measured subject to the provisions of SFAS 115. The Corporation is classifying all the bonds it received in the exchange as available-for-sale, and therefore such bonds will be valued at fair value. As a result of the consummation of the exchange,

  Part I
  Item 2 (continued)


  the Corporation removed approximately $270 million of Brazilian loans from nonperforming status. Depending upon market conditions during the latter half of 1994, the Corporation expects to sell a portion of the EI bonds it received in the exchange.

  --------------------------------------------------------------------
  CAPITAL
  --------------------------------------------------------------------

  The following capital discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Capital section on pages B42 - B44 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  Total stockholders' equity was $11.2 billion at both June 30, 1994 and December 31, 1993, compared with $10.5 billion at June 30, 1993. The amount of stockholders' equity at June 30, 1994 reflected an increase of $676 million in net income generated during the six month period as well as an increase of $200 million from the issuance of Adjustable Rate Cumulative Preferred Stock,
  Series L ("Series L Preferred Stock"). These increases were offset by a $506 million reduction in the fair value of available-for-sale securities accounted for under SFAS 115; the net increase in treasury stock of $102 million principally from the aforementioned repurchase of approximately 3.2 million shares of the Corporation's common stock, and common and preferred dividends totaling $257 million.

  Total capitalization (total stockholders' equity under risk-based capital guidelines and senior subordinated debt that qualifies as Tier 2 Capital) increased by $542 million during the first six months of 1994.

  LONG-TERM DEBT
  In the first half of 1994, additions to the Corporation's long-term debt were $1,215 million (including $565 million of medium-term notes, $200 million of subordinated debt that qualifies as Tier 2 Capital and $450 of other long-term debt). These additions were offset by maturities of $895 million of long-term debt (including $255 million of medium-term notes, $315 million of senior notes and $325 million of other long-term debt) and the redemption of $185 million of long-term debt. See Liquidity Management section for further discussion of the Corporation's long-term debt redemptions.

  COMMON STOCK DIVIDENDS
  In the second quarter of 1994, the Board of Directors of the Corporation declared a $.38 per share quarterly dividend to be paid on its common stock in July 1994. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

  RISK-BASED CAPITAL RATIOS
  At June 30, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.7% and 12.8%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No. 115. The Federal Reserve Board has proposed to permit banking corporations to include in Tier 1 Capital the net amount of any unrealized gains or losses from securities available-for-sale. At June 30, 1994, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.8% and 12.2%, respectively. At such date, each of Chemical Bank and Texas Commerce Bank National Association, were "well capitalized," as defined by the Federal Reserve Board.
  To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%.

  LEVERAGE RATIOS
  The Tier 1 leverage ratio, is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest risk); excellent asset quality; high liquidity; good earnings; and, in general, is considered a strong banking organization

  Part I
  Item 2 (continued)


  (rated composite 1 under the BOPEC rating system for bank holding companies). Other banking organizations are expected to have ratios of at least 4%-5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it. The Corporation's Tier I leverage ratio was 6.41% at June 30, 1994, compared with 6.77% at December 31, 1993. At June 30, 1994, Chemical Bank's Tier 1 leverage ratio was 5.98%, compared with 6.97% at December 31, 1993. The declines in the leverage ratios for both the Corporation and Chemical Bank reflect the adoption of FASI 39 on January 1, 1994. Assuming that FASI 39 had not been adopted, the Corporation's Tier 1 leverage ratio would have been 7.11% at June 30, 1994 and Chemical Bank's Tier 1 leverage ratio would have been 6.83%.

  The table which follows sets forth the Corporation's Tier 1 Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based Tier 1 and Total Capital Ratios and Tier 1 leverage ratios for the dates indicated.

  CAPITAL AND RATIOS UNDER FEDERAL RESERVE BANK FINAL GUIDELINES
  ====================================================================
                                                  JUNE 30, December 31,
  (in millions, except ratios)                        1994         1993
                                                  -------- ------------
    TIER 1 CAPITAL
    Common Stockholders' Equity                  $   9,617    $  9,295
    Nonredeemable Preferred Stock                    1,854       1,654
    Minority Interest                                   63          66
    Less:  Goodwill                                    924         941
           Non-Qualifying Intangible Assets            164         211
                                                   -------     -------

    Tier 1 Capital                               $  10,446    $  9,863
                                                   -------     -------

    TIER 2 CAPITAL
    Long-Term Debt Qualifying as Tier 2          $   3,413    $  3,437
    Qualifying Allowance for Losses                  1,519       1,536
                                                   -------     -------

    Tier 2 Capital                               $   4,932    $  4,973
                                                   -------     -------

    TOTAL QUALIFYING CAPITAL                     $  15,378    $ 14,836
                                                   =======     =======

    Risk-Weighted Assets (a)                     $ 120,336    $121,446
    Tier 1 Capital Ratio                              8.68%       8.12%
    Total Capital Ratio                              12.78%      12.22%
    Tier 1 Leverage Ratio                             6.41%       6.77%

  [FN]
  (a) Includes off-balance sheet risk-weighted assets in the amount of $39,773 million, and $36,777 million, respectively, at June 30, 1994 and December 31, 1993.

  Excluding the Corporation's securities subsidiary, Chemical
  Securities Inc., the June 30, 1994 ratios of Tier 1 Leverage,
  Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 6.8%, 8.5% and 12.4%, respectively, compared with 7.2%, 7.9% and 11.9%, respectively, at December 31,
  1993.
  ====================================================================

  --------------------------------------------------------------------
  LIQUIDITY MANAGEMENT
  --------------------------------------------------------------------

  The following liquidity management discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Liquidity Management section on pages B44 and B45 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  Part I
  Item 2 (continued)


  The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits, which includes all deposits except zero-rate deposits, foreign deposits and certificates of deposit of $100,000 or more. The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first half of 1994 were $59 billion, a decrease from $60 billion for the comparable quarter in 1993. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. For the first half of 1994, the Corporation's percentage of average core deposits to average interest-earning assets was 46%, compared with 48% in the first half of 1993. Average core deposits as a percentage of average loans was 79% for the first six months of 1994, compared with 74% for the same period a year ago.

  In April 1994, Moody's Investors Service raised its rating on the long-term deposits and other senior obligations of Chemical Bank to Aa3 from A1. It also raised the ratings on the Corporation's commercial paper, senior debt, subordinated debt and preferred stock and on Chemical Bank's subordinated debt.

  The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the first six months of 1994, the Corporation issued $200 million of preferred stock, $200 million of subordinated debt, $565 million of senior debt through its medium-term note program and $450 million other long-term debt.

  During the first six months of 1994, the Corporation redeemed $185 million of its long-term debt and announced its intention to redeem all outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"), stated value $12.00 per share. Such redemptions were undertaken by the Corporation in light of its ability (as a result of market conditions in general and the recent upgrades in the Corporation's debt ratings in particular) to access the credit markets on terms more favorable than that of the redeemed debt and preferred stock. These redemptions were part of the Corporation's plan to improve its capital position by achieving lower financing costs, reducing interest-rate risk and lengthening maturities. The Corporation will continue to evaluate the opportunity for future redemptions of debt and of its outstanding preferred stock in light of current market conditions.

  On May 27, 1994, the Corporation announced its intention to repurchase up to 10 million shares of its common stock on the open market from time to time during the twelve months following such announcement. As of June 30, 1994, the Corporation had repurchased approximately 3.2 million shares of its common stock under this program.

  On July 15, 1994, the Corporation redeemed all outstanding shares of its Series C Preferred Stock. The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. Approximately 33.7 million shares of the stock were redeemed. A portion of the redemption was funded by net proceeds received from the issuance of the Adjustable Rate Cumulative Preferred Stock, Series L. The proforma effect on earnings per share as a result of the premium related to the redemption will be a one-time reduction of approximately $0.05 per common share for the 1994 third quarter.

  The following comments apply to the Consolidated Statement of Cash
  Flows.

  Cash and due from banks increased $2.6 billion during the first six months of 1994, as net cash provided by operating and financing activities exceeded net cash used by investing activities. The $2.7 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($8.5 billion), partially offset by decreases in net deposits ($6.3 billion). The $1.2 billion of net cash provided by operating activities was principally due to earnings adjusted for noncash charges and credits. The $1.3 billion net cash used in investing activities was largely the result of cash outflows from purchases of securities ($15.5 billion) and from Federal funds sold and securities purchased under resale agreements ($2.2 billion), partially offset by cash inflows from the sales and maturities of securities ($11.3 billion and $3.9 billion, respectively), as well as decreases in deposits with banks ($1.6 billion).

  Part I
  Item 2 (continued)


  Cash and due from banks decreased $1.2 billion during the first six months of 1993, as net cash used in operating and investing activities exceeded the net cash provided by financing activities.
  The $2.1 billion total net cash used by operating activities was primarily impacted by the net increase in trading related assets
  ($4.5 billion). The $626 million of net cash used in investing activities was largely the result of cash outflows from purchases of securities ($6.0 billion), as well as increases in deposits with banks ($1.9 billion), and Federal funds sold and securities purchased under resale agreements ($1.5 billion), partially offset by cash inflows from the sales and securitizations of loans ($6.3 billion), and maturities and sales of securities ($3.1 billion and $2.0 billion, respectively). The $1.5 billion net cash provided by financing activities was due to the increase in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($3.3 billion), and the net proceeds from the issuance of long-term debt ($2.6 billion), partially offset by decreases in noninterest bearing domestic demand deposits ($1.4 billion), domestic time and savings deposits ($1.8 billion).

  The Corporation's anticipated cash requirements (on a parent company only basis) for the remainder of 1994 include approximately $1,765 million for maturing medium- and long-term debt, redemption of Series C Preferred Stock, anticipated dividend payments on the Corporation's common stock and preferred stock and for other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends or the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of June 30, 1994, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $375 million 36-month facility and a $375 million 364-day facility.

  --------------------------------------------------------------------
  OFF-BALANCE SHEET ANALYSIS
  --------------------------------------------------------------------

  The following off-balance sheet analysis discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Off-Balance Sheet Analysis section on pages B45 - B48 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. For a discussion of the Corporation's accounting policies related to off-balance sheet instruments, see Note One on page B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  The Corporation utilizes various off-balance sheet financial instruments in two ways: trading and asset/liability management. Certain of these instruments, commonly referred to as "derivatives", represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Derivatives, along with foreign exchange contracts, can provide a cost-effective alternative to assuming and mitigating risk associated with traditional on-balance sheet instruments. Such derivative and foreign exchange transactions involve, to varying degrees, market risk (i.e., the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle) and credit risk (i.e., the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of a contract).

  Derivatives and foreign exchange products are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange (such as the Chicago Board of Options Exchange). Standardized exchange-traded derivatives primarily include futures and options. Negotiated over-the-counter derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

  All the Corporation's interest rate swaps and forwards are OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of June 30, 1994, approximately 29% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1993, approximately 53% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity which is exchange-traded versus OTC-traded will change from quarter to quarter depending upon conditions in the market place.

  Part I
  Item 2 (continued)


  Market Risk: The Corporation's business strategy is to manage the market risks associated with its trading activities through geographic and product diversification. Because of the changing market environment, the monitoring and managing of these risks is a continuous process.

  The Corporation's trading activities are geographically diverse. Trading activities are undertaken in more than 20 countries, although a majority of the Corporation's transactions are executed in the United States, Japan, Singapore and Western Europe, areas which the Corporation believes have the most developed laws regarding derivatives and foreign exchange businesses. The Corporation trades in a wide range of products which include not only foreign exchange and derivatives but also securities, including LDC debt.

  The effects of any market losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

  Credit Risk: The effective management of credit risk is a vital ingredient of the Corporation's off-balance sheet activities. The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions that it believes have relatively low credit risk. At June 30, 1994, approximately 95% of transaction counterparties were commercial banks and financial institutions. Non-financial institutions accounted for only 5% of the Corporation's derivatives counterparties. The great majority of the Corporation's derivatives transactions are with counterparties that are banks and financial institutions which are dealers of derivatives.

  The majority of derivatives and foreign exchange transactions are outstanding for less than one year. At June 30, 1994, 34% of outstanding transactions were scheduled to expire within three months, 20% within three to six months, 17% within six months to one year, 16% within one to three years and 13% greater than three years. The short-term nature of these transactions mitigates credit risk as transactions settle quickly.

  The Corporation's actual credit losses arising from derivatives and foreign exchange transactions in past years have been immaterial. During 1994 there were no credit losses. Additionally, at June 30, 1994, nonperforming derivatives contracts were immaterial.

  The Corporation does not deal, to any material extent, in derivatives (such as other banks and financial institutions) which dealers of derivatives consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were immaterial at June 30, 1994.

  INTEREST RATE SENSITIVITY
  The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting investments and the maturities of wholesale funding and with the use of off-balance sheet derivatives instruments. The Corporation, as part of its asset/liability management program, does utilize derivatives, primarily interest rate swaps. These swaps are utilized to adjust the interest rate risk of specific assets, long-term debt and groups of similar assets and similar deposits.

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

  Part I
  Item 2 (continued)


  ----------------------------------------------------------------------------------------------------
  (IN MILLIONS)                                1-3       4-6       7-12       1-5       OVER
  AT JUNE 30, 1994                          MONTHS    MONTHS     MONTHS     YEARS    5 YEARS     TOTAL
                                            ------    ------     ------     -----    -------     -----
  Balance Sheet                           $ (8,529)  $ 4,233   $  1,723   $ 2,929   $   (356)  $   ---
  Off-Balance Sheet Items Affecting
    Interest-Rate Sensitivity (a)           (1,460)   (3,930)    (1,897)    7,101        186       ---
  Interest-Rate-Sensitivity Gap             (9,989)      303       (174)   10,030       (170)      ---
  Cumulative Interest-Rate
    Sensitivity Gap                         (9,989)   (9,686)    (9,860)      170        ---       ---
  % of Total Assets                             (6)%      (6)%       (6)%     ---        ---       ---
  ----------------------------------------------------------------------------------------------------
                                               1-3       4-6       7-12       1-5       OVER
  AT DECEMBER 31, 1993                      MONTHS    MONTHS     MONTHS     YEARS    5 YEARS     TOTAL
                                            ------    ------     ------     -----    -------     -----

  Balance Sheet                           $ (7,529)  $ 4,442   $  3,237   $ 3,416   $ (3,566)  $   ---
  Off-Balance Sheet Items Affecting
    Interest-Rate Sensitivity (a)           (4,994)   (2,131)      (937)    7,379        683       ---
  Interest-Rate-Sensitivity Gap            (12,523)    2,311      2,300    10,795     (2,883)      ---
  Cumulative Interest-Rate
    Sensitivity Gap                        (12,523)  (10,212)    (7,912)    2,883        ---       ---
  % of Total Assets                             (8)%      (7)%       (5)%      2%        ---       ---
  ----------------------------------------------------------------------------------------------------

  (a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.
  ====================================================================

  At June 30, 1994, the Corporation had $9,860 million more liabilities than assets repricing within one year, amounting to 5.8% of total assets. This compares with $7,912 million of more liabilities than assets repricing, or 5.3% of total assets, at December 31, 1993.

  At June 30, 1994, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 150 basis point rise in market rates over the next twelve months was estimated at less than 2% of projected 1994 after-tax net income.

  For the 1994 second quarter and first six months, the impact on net interest income attributable to the Corporation's end-user derivative activities was approximately $59 million and $119 million, respectively.

  The estimated fair value of open derivative contracts (which are primarily interest rate swaps) used for asset/liability management activities at June 30, 1994 reflected a net unrealized loss of $268 million, compared with a net unrealized gain of $425 million at December 31, 1993. The decrease is primarily due to the recent increases in interest rates. The above unrealized loss does not include the favorable impact of the assets/liabilities being hedged by these derivative contracts.

  At June 30, 1994, gross deferred gains were $53 million and gross deferred losses were $38 million relating to closed financial futures contracts used in end-user derivative activities. Deferred gains and losses on closed financial futures contracts are amortized over periods ranging from six to nine months depending on when the contract is closed and the period of time over which the liability was being hedged. The Corporation does not generally terminate its interest rate swaps. As of June 30, 1994, the Corporation did not have any deferred gains or losses related to terminated interest rate swap contracts.

  Part I
  Item 2 (continued)


  INTEREST RATE SWAPS
  Interest rate swaps are one of the various financial instruments used in the Corporation's asset/liability management activities. Although the Corporation believes the results of its asset/liability management activities should be evaluated on an integrated basis, taking into consideration all on- and related off-balance sheet instruments and not a specific financial instrument, the interest rate tables below do provide an indication of the Corporation's interest rate swap activity.

  The table that follows summarizes the expected maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at June 30, 1994. The table was prepared under the assumption that variable interest rates remain constant at June 30, 1994 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from June 30, 1994 levels. Variable rates presented are generally based on the short-term interest rates for the relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices.

  By expected maturities                                                   AFTER
  (IN MILLIONS)                   1994     1995    1996     1997    1998    1998     TOTAL
                                ------   ------  ------   ------  ------  ------     -----

  Receive fixed swaps
  Notional amount               $3,929   $ 7,129  $4,802  $4,119  $  981  $1,610   $22,570
  Weighted-average:
    Receive rate                  6.24      5.85    6.49    6.59    6.86    6.83      6.30
    Pay rate                      4.75      4.38    4.00    4.87    5.11    4.70      4.51

  Pay fixed swaps
  Notional amount               $2,490   $ 3,679  $3,265  $1,082  $  386  $1,522   $12,424
  Weighted-average:
    Receive rate                  3.99      4.66    4.37    4.64    4.49    4.40      4.41
    Pay rate                      4.62      5.07    5.78    6.26    7.51    7.38      5.63

  Basis Swaps
  Notional amount               $  765   $ 2,575  $  570  $  230  $  335  $  445   $ 4,920
  Weighted-average:
    Receive rate                  4.66      4.52    4.70    5.04    4.55    5.70      4.70
    Pay rate                      4.70      4.47    4.70    4.79    4.85    4.92      4.61

  Forward Starting
  Notional amount               $  147   $   102  $  102  $  379  $    3  $   31   $   764
  Weighted-average:
    Receive rate                  6.10      5.13    3.06    4.34    6.74    4.83      4.64
    Pay rate                      5.69      5.79    5.13    4.82    5.68    8.63      5.31
  ----------------------------------------------------------------------------------------------------
  Total notional amount         $7,331   $13,485  $8,739  $5,810  $1,705  $3,608   $40,678
  ====================================================================================================

  Part I
  Item 2 (continued)


  --------------------------------------------------------------------
  ACCOUNTING DEVELOPMENTS
  --------------------------------------------------------------------

  ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
  In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under the new standard, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 is applicable to all loans that are identified for evaluation, uncollateralized as well as collateralized, with certain exceptions.

  SFAS 114 applies to financial statements for fiscal years beginning after December 15, 1994. Management believes that the adoption of SFAS 114 will not have a material effect on the Corporation's earnings, liquidity or capital resources.

  --------------------------------------------------------------------
  SUPERVISION AND REGULATION
  --------------------------------------------------------------------

  The following supervision and regulation discussion focuses primarily on developments since December 31, 1993 and should be read in conjunction with the Supervision and Regulation section on pages A3-A8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

  Part I
  Item 2 (continued)

  DIVIDENDS
  Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Two different calculations are performed to measure the amounts of dividends that may be paid: a "recent earnings" test and an "undivided profits" test. New York State banks like Chemical Bank are also subject to substantially similar restrictions of the New York State Banking Department. Non-bank subsidiaries of the Corporation are not subject to such limitations.

  At June 30, 1994, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends of approximately $1.9 billion to their respective bank holding companies, plus an additional amount equal to their net profits from July 1, 1994 through the date in 1994 of any such dividend payment.

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

  FDICIA
  On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Chemical Bank and Texas Commerce Bank, National Association were each "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on their business operations.

  --------------------------------------------------------------------
  SUBSEQUENT EVENTS
  --------------------------------------------------------------------

  On May 12, 1994, the Corporation, through Chemical Bank National Association, a wholly-owned bank subsidiary of the Corporation, signed a definitive agreement to acquire all the outstanding preferred and common shares of Margaretten Financial Corporation. Margaretten is the parent company of one of the nation's leading mortgage banking firms, Margaretten & Company, Inc., whose primary business is the origination, purchase, sale and servicing of residential mortgage loans.

  Under the terms of the agreement, a cash tender offer was made for all outstanding shares of Margaretten common stock at $25 per share, and all outstanding depositary shares representing 8-1/4% Cumulative Preferred Stock, Series A, at $25 per depositary share, plus accrued and unpaid dividends. The tender offer was conditioned on, among other things, a minimum of 80% of the outstanding Margaretten common shares being validly tendered and not withdrawn.

  As of midnight on June 30, 1994, when the offer expired, approximately 99% and 95% of outstanding Margaretten common shares and depositary shares, respectively, had been tendered and not withdrawn. The remaining shares of common stock and depositary shares were converted to cash through a merger effective on July 22, 1994.

  Part I
  Item 2 (continued)


  On July 20, 1994, the Corporation announced a definitive agreement through which Bank of America, FSB, a BankAmerica Corporation subsidiary, will acquire Margaretten's mortgage servicing operations located in Richmond, Virginia. The sale to Bank of America, FSB, will include the assumption of the lease and fixed assets of the Richmond facility as well as servicing rights to a portion of the portfolio of GNMA and other loans that are serviced at that facility. The agreement is expected to close in the 1994 third quarter, and is subject to satisfaction of certain conditions and the obtaining of any necessary regulatory approvals.

  The Corporation intends to integrate the remaining Margaretten facilities into its existing operations and run its mortgage banking activities on a consolidated basis.

  On August 2, 1994, the Corporation and Mellon Bank announced that they had signed a letter of intent to form a joint venture that will focus exclusively on providing stock transfer and related shareholder services to publicly-held companies. The joint venture, which will be called Chemical Mellon Shareholder Services, will be a 50/50 partnership, with Mellon Bank and the Corporation sharing equally in the joint venture's initial capitalization, including investments in new technology.

  The joint venture's product line will include traditional stock transfer services, proxy tabulation and the administration of dividend reinvestment plans, as well as proxy solicitation programs, corporate reorganization processing, the development and administration of employee stock option plans, and a comprehensive stock watch monitoring service.

  The joint venture is expected to become operational by January 1995. The Corporation currently offers shareholder services through its Regional Bank's Geoserve division.

  Part I
  Item 2 (continued)


                                            CHEMICAL BANKING CORPORATION AND SUBSIDIARIES
                                           AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
                                            (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                               THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                 JUNE 30, 1994                         JUNE 30, 1993
                                     ------------------------------------  ------------------------------------
                                     AVERAGE                         RATE  AVERAGE                         RATE
                                     BALANCE        INTEREST (ANNUALIZED)  BALANCE       INTEREST  (ANNUALIZED)
                                     -------       ---------  -----------  -------       ---------  -----------
  ASSETS
  Deposits with Banks               $  4,606         $  100        8.66%  $   4,548       $   73          6.40%
  Federal Funds Sold and
   Securities Purchased Under
   Resale Agreements                  11,732            121        4.13%      9,536           80          3.40%
  Trading Assets                      12,042            191        6.32%      7,591          103          5.43%
  Securities:
   Held-to-Maturity                    9,309            164        8.44%        ---          ---           ---%
   Available-for-Sale                 17,285            270        6.25%        ---          ---           ---%
   Securities (a)                        ---            ---         ---%     24,029          444          7.39%
  Loans                               74,144          1,377        7.44%     79,900        1,438          7.19%
                                    --------        -------                --------      -------
   Total Interest-Earning Assets     129,118          2,223        6.89%    125,604        2,138          6.81%
  Allowance for Losses                (3,027)                                (3,095)
  Cash and Due from Banks              8,618                                  8,548
  Risk Management Instruments         15,984                                    ---
  Other Assets                        13,373                                 15,293
                                    --------                               --------
   Total Assets                     $164,066                              $ 146,350
                                    ========                               ========

  LIABILITIES
  Domestic Retail Time Deposits     $ 44,308         $  273        2.48%  $  46,775       $  325          2.79%
  Domestic Negotiable
    Certificates of Deposit
    and Other Deposits                 5,202             44        3.45%      6,464           50          3.07%
  Deposits in Foreign Offices         22,680            226        3.94%     20,533          194          3.74%
                                    --------        -------                --------      -------
  Total Interest-Bearing
      Deposits                        72,190            543        3.01%     73,772          569          3.08%
                                    --------        -------                --------      -------


  Short-Term and Other Borrowings:
    Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements            18,546            189        4.08%     16,747          123          2.94%
    Commercial Paper                   2,566             25        3.81%      2,591           23          3.55%
    Other                              9,391            145        6.20%      7,070          107          6.03%
                                    --------        -------                --------      -------
     Total Short-Term and
      Other Borrowings                30,503            359        4.71%     26,408          253          3.83%
  Long-Term Debt                       8,370            132        6.34%      8,062          135          6.75%
                                    --------        -------                --------      -------
    Total Interest-Bearing
      Liabilities                    111,063          1,034        3.73%    108,242          957          3.53%
                                    --------        -------                --------      -------

  Demand Deposits                     21,788                                 21,521
  Risk Management Instruments         14,148                                    ---
  Other Liabilities                    6,015                                  6,043
                                    --------                               --------

    Total Liabilities                153,014                                135,806
                                    --------                               --------

  STOCKHOLDERS' EQUITY
  Preferred Stock                      1,704                                  1,979
  Common Stockholders' Equity          9,348                                  8,565
                                    --------                               --------
    Total Stockholders' Equity        11,052                                 10,544
                                    --------                               --------
      Total Liabilities and
      Stockholders' Equity          $164,066                              $ 146,350
                                    ========                               ========
  SPREAD ON INTEREST-BEARING
    LIABILITIES                                                    3.16%                                  3.28%
                                                                   ====                                   ====
  NET INTEREST INCOME AND NET
    YIELD ON INTEREST-EARNING
    ASSETS                                           $1,189        3.69%                  $1,181          3.76%
                                                    =======        ====                  =======          ====

  (a)  On December 31, 1993 the Corporation adopted SFAS 115.
       Previously reported amounts have not been restated to conform with 1994 presentation.

  Part I
  Item 2 (continued)


                                               CHEMICAL BANKING CORPORATION AND SUBSIDIARIES
                                           AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
                                            (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                SIX MONTHS ENDED                     SIX MONTHS ENDED
                                                 JUNE 30, 1994                         JUNE 30, 1993
                                     ------------------------------------  ------------------------------------
                                     AVERAGE                         RATE  AVERAGE                         RATE
                                     BALANCE        INTEREST (ANNUALIZED)  BALANCE       INTEREST  (ANNUALIZED)
                                     --------      ---------- -----------  -------      ----------  -----------
  ASSETS
  Deposits with Banks               $  4,878         $  194        7.98%  $   4,040       $  134          6.68%
  Federal Funds Sold and
   Securities Purchased Under
   Resale Agreements                  11,809            221        3.77%      9,126          156          3.45%
  Trading Assets                      11,960            364        6.12%      6,623          197          5.99%
  Securities:
   Held-to-Maturity                    9,735            339        8.64%        ---          ---           ---%
   Available-for-Sale                 16,765            512        6.15%        ---          ---           ---%
   Securities (a)                        ---            ---         ---%     23,670          873          7.43%
  Loans                               74,312          2,688        7.29%     80,654        2,907          7.26%
                                    --------        -------                --------      -------
   Total Interest-Earning Assets     129,459         $4,318        6.72%    124,113       $4,267          6.92%

  Allowance for Losses                (3,057)                                (3,104)
  Cash and Due from Banks              8,725                                  8,462
  Risk Management Instruments         15,690                                    ---
  Other Assets                        13,292                                 15,018
                                    --------                               --------
   Total Assets                     $164,109                              $ 144,489
                                    ========                               ========

  LIABILITIES
  Domestic Retail Time Deposits     $ 45,173         $  521        2.32%  $  46,243       $  633          2.76%
  Domestic Negotiable
    Certificates of Deposit
    and Other Deposits                 5,325             90        3.44%      6,507           99          3.06%
  Deposits in Foreign Offices         22,825            452        3.97%     21,020          430          4.10%
                                    --------        -------                --------      -------
    Total Interest-Bearing
      Deposits                        73,323          1,063        2.92%     73,770        1,162          3.17%
                                    --------        -------                --------      -------

  Short-Term and Other Borrowings:
    Federal Funds Purchased and
     Securities Sold Under
     Repurchase Agreements            17,310            326        3.80%     16,470          261          3.20%
    Commercial Paper                   2,488             46        3.69%      2,489           45          3.60%
    Other                              9,526            279        5.90%      6,447          199          6.22%
                                    --------        -------                --------      -------
     Total Short-Term and
      Other Borrowings                29,324            651        4.47%     25,406          505          4.01%
  Long-Term Debt                       8,434            267        6.39%      7,768          265          6.89%
                                    --------        -------                --------      -------
    Total Interest-Bearing
      Liabilities                    111,081          1,981        3.59%    106,944        1,932          3.64%
                                    --------        -------                --------      -------

  Demand Deposits                     22,204                                 21,267
  Risk Management Instruments         13,611                                    ---
  Other Liabilities                    6,110                                  5,954
                                    --------                               --------

    Total Liabilities                153,006                                134,165
                                    --------                               --------

  STOCKHOLDERS' EQUITY
  Preferred Stock                      1,679                                  1,922
  Common Stockholders' Equity          9,424                                  8,402
                                    --------                               --------
    Total Stockholders' Equity        11,103                                 10,324
                                    --------                               --------
      Total Liabilities and
      Stockholders' Equity          $164,109                              $ 144,489
                                    ========                               ========

  SPREAD ON INTEREST-BEARING
    LIABILITIES                                                    3.13%                                  3.28%
                                                                   ====                                   ====
  NET INTEREST INCOME AND NET
    YIELD ON INTEREST-EARNING
    ASSETS                                           $2,337        3.64%                  $2,335          3.79%
                                                    =======        ====                  =======          ====

  (a)  On December 31, 1993 the Corporation adopted SFAS 115.
       Previously reported amounts have not been restated to conform with 1994 presentation.

  Part I
  Item 2 (continued)




                                   CHEMICAL BANKING CORPORATION and Subsidiaries
                                          QUARTERLY FINANCIAL INFORMATION
                                        (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       1994                                         1993
                                               ---------------------       ----------------------------------------------------
                                                SECOND         FIRST        FOURTH          THIRD         SECOND          FIRST
                                               QUARTER       QUARTER       QUARTER        QUARTER        QUARTER        QUARTER
                                               -------       -------       -------        -------        -------        -------
  INTEREST INCOME
  Loans                                        $ 1,375      $  1,307      $  1,350       $  1,372       $  1,433       $  1,465
  Securities                                       432           416           428            428            443            428
  Trading Assets                                   191           173           135            117            103             94
  Federal Funds Sold and Securities
    Purchased Under Resale Agreements              121           100            94             89             80             76
  Deposits With Banks                              100            94            67             67             73             61
                                               -------       -------       -------        -------        -------        -------
    Total Interest Income                        2,219         2,090         2,074          2,073          2,132          2,124
                                               -------       -------       -------        -------        -------        -------
  INTEREST EXPENSE
  Deposits                                         543           520           542            537            569            593
  Short-Term and Other Borrowings                  359           292           249            238            253            252
  Long-Term Debt                                   132           135           134            135            135            130
                                               -------       -------       -------        -------        -------        -------
    Total Interest Expense                       1,034           947           925            910            957            975
                                               -------       -------       -------        -------        -------        -------
  NET INTEREST INCOME                            1,185         1,143         1,149          1,163          1,175          1,149
  Provision for Losses                             160           205           286            298            363            312
                                               -------       -------       -------        -------        -------        -------
  NET INTEREST INCOME AFTER
    PROVISION FOR LOSSES                         1,025           938           863            865            812            837
                                               -------       -------       -------        -------        -------        -------

  NONINTEREST REVENUE
  Trust and Investment Management Fees             108           110           109             97            102             98
  Corporate Finance and Syndication Fees            93            82            88             95             84             71
  Service Charges on Deposit Accounts               75            69            71             73             77             67
  Fees for Other Banking Services                  279           290           278            266            272            251
  Trading Account and Foreign
    Exchange Revenues                              203           185           255            268            298            252
  Securities Gains                                  13            46            16             51              5             70
  Other Revenue                                     96           149           236            154            204            116
                                               -------       -------       -------        -------        -------        -------
    Total Noninterest Revenue                      867           931         1,053          1,004          1,042            925
                                               -------       -------       -------        -------        -------        -------

  NONINTEREST EXPENSE
  Salaries                                         542           518           522            518            529            501
  Employee Benefits                                102           119            95             94            105            102
  Occupancy Expense                                140           146           149            148            145            145
  Equipment Expense                                 91            84            93             81             88             75
  Foreclosed Property Expense                        2            35            61             70             85             71
  Restructuring Charge                             ---            48           ---            115            ---             43
  Other Expense                                    404           374           415            344            360            339
                                               -------       -------       -------        -------        -------        -------
    Total Noninterest Expense                    1,281         1,324         1,335          1,370          1,312          1,276
                                               -------       -------       -------        -------        -------        -------
  INCOME BEFORE INCOME TAX EXPENSE AND
    EFFECT OF ACCOUNTING CHANGES                   611           545           581            499            542            486
  Income Tax Expense                               254           226           234             (3)           161            147
                                               -------       -------       -------        -------        -------        -------
  INCOME BEFORE EFFECT OF ACCOUNTING CHANGES       357           319           347            502            381            339
  Net Effect of Changes in
    Accounting Principles                          ---           ---           ---            ---            ---             35
                                               -------       -------       -------        -------        -------        -------
  Net Income                                   $   357      $    319      $    347       $    502       $    381       $    374
                                               =======       =======       =======        =======        =======        =======
  NET INCOME APPLICABLE TO COMMON STOCK        $   324      $    287      $    309       $    464       $    341       $    335
                                               =======       =======       =======        =======        =======        =======

  PER COMMON SHARE:
    Income Before Effect of
     Accounting Changes                        $  1.28      $   1.13      $   1.23       $   1.84       $   1.35       $   1.21
    Net Effect of Changes in
     Accounting Principles                         ---           ---           ---            ---            ---            .14
                                               -------       -------       -------        -------        -------        -------
    Net Income                                 $  1.28      $   1.13      $   1.23       $   1.84       $   1.35       $   1.35
                                               =======       =======       =======        =======        =======        =======

  AVERAGE COMMON SHARES OUTSTANDING              253.1         253.2         252.5          252.1          251.7          248.5

  Part II - OTHER INFORMATION



  Item 1.  Legal Proceedings
           -----------------

           Reference is made to page A24 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and to the Corporation's Form 10-Q for the quarter ended March 31, 1994 with respect to the proceedings involving Best Products Co., Inc., in the United States Bankruptcy Court for the Southern District of New York. Terms used herein have the same meanings as defined in the discussion of this litigation set forth in the Annual Report.

           On May 25, 1994, the Bankruptcy Court issued its decision overruling the objections of the Resolution Trust Corporation ("RTC") and certain other creditors of Best to the confirmation of Best's plan of reorganization and the compromise and settlement of Best's claims against Chemical Bank and the Bank Group. By order dated May 31, 1994 (the "Confirmation Order"), the Bankruptcy Court confirmed Best's plan of reorganization and approved the compromise and settlement of Best's claims against Chemical Bank and the Bank Group. On June 14, 1994, Best's plan of reorganization became effective. In accordance with the plan, Best's claims against Chemical Bank and the Bank Group have been dismissed with prejudice and releases of claims relating to the leveraged buyout of Best and other matters have been exchanged among Best, Chemical Bank and the Bank Group and certain other parties.

           The RTC has appealed from the Confirmation Order to the United States District Court for the Southern District of New York. Management believes that the RTC appeal will be resolved without having any material adverse impact on the financial condition of Chemical Bank or the Corporation.

  Item 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation. The Annual Meeting of the Stockholders was held on May 17, 1994. A total of 214,521,878 shares, or 84.7% of the 253,272,583 shares entitled to vote at the Annual Meeting, were represented at the meeting.

  (a)      Election of Directors
           ---------------------

           The following twenty (20) directors were elected to hold office until the 1995 Annual Meeting or until their successors are elected and have qualified, subject to approval of the amendment to the Certificate of Incorporation relating to the elimination of the classified Board of Directors.

                                         Votes            Votes
                                         Received         Withheld
                                         --------         --------
         Frank A. Bennack, Jr.           212,998,011      1,523,867
         Michel C. Bergerac              213,086,504      1,435,374
         Randolph W. Bromery             212,976,811      1,545,067
         Charles W. Duncan, Jr.          213,017,642      1,504,236
         Melvin R. Goodes                213,086,898      1,434,980
         George V. Grune                 213,072,689      1,449,189
         William B. Harrison, Jr.        213,110,238      1,411,640
         Harold S. Hook                  213,128,637      1,393,241
         Helene L. Kaplan                213,017,143      1,504,735
         J. Bruce Llewellyn              213,041,203      1,480,675
         John P. Mascotte                213,049,950      1,471,928
         John F. McGillicuddy            212,913,414      1,608,464
         Edward D. Miller                213,095,238      1,426,640
         Walter V. Shipley               213,041,326      1,480,552
         Andrew C. Sigler                213,051,035      1,470,843
         Michael I. Sovern               213,069,504      1,452,374
         John R. Stafford                213,081,482      1,440,396
         W. Bruce Thomas                 213,045,477      1,476,401
         Marina v.N. Whitman             213,042,289      1,479,589
         Richard D. Wood                 212,991,221      1,530,657

  (b)(1) RATIFYING INDEPENDENT ACCOUNTANTS
         ---------------------------------

       * A proposal to ratify Price Waterhouse as independent accountants was approved by 99.5% of the votes cast. It received a "for" vote of 212,886,136 and an "against" vote of 984,054. The number of votes abstaining was 775,072. There were no broker non-votes.

     (2) APPROVAL OF KEY EXECUTIVE PERFORMANCE PLAN
         ------------------------------------------

       * A proposal to approve the Key Executive Performance Plan was approved by 90.0% of the votes cast. It received a "for" vote of 191,817,307 and an "against" vote of 21,268,935. The number of votes abstaining was 1,559,020. There were no broker non-votes.

     (3) STOCKHOLDERS PROPOSAL RE: DISCLOSURE OF POLITICAL
         CONTRIBUTIONS
         -------------------------------------------------

       * A proposal by Evelyn Y. Davis that management supply detailed disclosure of political contributions was rejected by 92.2% of the votes cast. The vote "for" was 14,216,206 and the vote "against" was 168,384,266. The number of votes abstaining was 4,746,194 and there were 27,298,596 broker non-votes.

     (4) STOCKHOLDERS PROPOSAL RE: ADOPTION OF CUMULATIVE VOTING FOR
         DIRECTORS
         -----------------------------------------------------------

       * A proposal by the late Lewis D. Gilbert and by John J. Gilbert that cumulative voting be adopted in the election of directors was rejected by 66.8% of the votes cast. The vote "for" was 61,391,985 and the vote "against" was 123,417,276. The number of votes abstaining was 2,531,382 and there were 27,304,619 broker non-votes.

     (5) STOCKHOLDERS PROPOSAL RE: UTILIZATION OF FINANCIAL
         INTERMEDIARIES IN EMERGING ECONOMIES
         --------------------------------------------------

       * A proposal by the Sisters of Charity of Saint Elizabeth, The United Church Board for World Ministries, and the Maryknoll Fathers and Brothers regarding the utilization of financial intermediaries in emerging economies was rejected by 95.1% of the votes cast. The vote "for" was 8,909,919 and the vote "against" was 173,090,166. The number of votes abstaining was 5,335,588 and there were 27,309,589 broker non-votes.

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
           (A) Exhibits:


             11    -  Computation of net income per common share
             12(a) - Computation of ratio of earnings to fixed charges 12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

           (B) Reports on Form 8-K:

               The Corporation filed three reports on Form 8-K during the quarter ended June 30, 1994, as follows:

               Form 8-K Dated April 20, 1994: April 19, 1994 Press Release - Results of Operations for First Quarter 1994.

               Form 8-K Dated June 1, 1994: (A) May 27, 1994 Press Release - Intention to (i) repurchase up to 10 million common shares (ii) redeem all outstanding shares of Adjustable Rate Cumulative Preferred Stock, Series C, on July 15, 1994 (iii) issue $200 million of Adjustable Rate Cumulative Preferred Stock, Series L. (B) June 1, 1994 Press Release - Chemical and Margaretten Receive Antitrust Clearance.

               Form 8-K Dated June 20, 1994: June 16, 1994 Press
               Release - The extension of the tender offer for the common stock and preferred stock of Margaretten
               Financial Corporation.

                                SIGNATURE





            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHEMICAL BANKING CORPORATION
                                       ----------------------------
                                              (Registrant)







  Date  August 15, 1994                By   /s/ Joseph L. Sclafani
        ---------------                     ----------------------
                                              Joseph L. Sclafani

                                                 Controller
                                       [Principal Accounting Officer]

                            INDEX TO EXHIBITS
                            -----------------



                          SEQUENTIALLY NUMBERED






  EXHIBIT NO.    EXHIBITS                       PAGE AT WHICH LOCATED
  -----------    --------                       ---------------------

    11           Computation of net income                57
                 per common share

    12 (a)       Computation of ratio of                  58
                 earnings to fixed charges

    12 (b)       Computation of ratio of                  59
                 earnings to fixed charges
                 and preferred stock dividend
                 requirements