Form 10-Q
period 1994-09-30
CHEMICAL BANKING CORP
filed 1994-11-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended September 30, 1994
                                       --------------------
                       Commission file number 1-5805
                                              ______

                        CHEMICAL BANKING CORPORATION
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               13-2624428
    -------------------------------              -----------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

      270 Park Avenue, New York, New York               10017
    --------------------------------------       -------------------
    (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code  (212) 270-6000
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
                                             Yes.X..   No....

           Common Stock, $1 Par Value        244,432,831
                                             -----------
    Number of shares outstanding of each of the issuer's classes of common stock on October 31, 1994.

    =================================================================
                              FORM 10-Q INDEX


    Part I                                                       Page
    -------                                                      ----

    Item 1 Financial Statements - Chemical Banking Corporation and Subsidiaries:

             Consolidated Balance Sheet at September 30, 1994
             and December 31, 1993.                                 3

             Consolidated Statement of Income for the three
             months ended September 30, 1994 and September
             30, 1993.                                              4

             Consolidated Statement of Income for the nine
             months ended September 30, 1994 and
             September 30, 1993.                                    5

             Consolidated Statement of Cash Flows for
             the nine months ended September 30, 1994 and
             September 30, 1993.                                    6

             Consolidated Statement of Changes in
             Stockholders' Equity for the nine months ended
             September 30, 1994 and September 30, 1993.             7

            Notes to Financial Statements.                       7-14


    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                15-53


    Part II
    -------

    Item 1  Legal Proceedings                                      54

    Item 6  Exhibits and Reports on Form 8-K.                      54
    =================================================================

    Part I
    Item 1.

               CHEMICAL BANKING CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                               (in millions)

                                           September 30, December 31,
                                                    1994        1993
                                           ------------- ------------
      ASSETS
      Cash and Due from Banks                   $  8,080    $  6,852
      Deposits with Banks                          5,256       6,030
      Federal Funds Sold and Securities
        Purchased Under Resale Agreements         13,173      10,556
      Trading Assets:
        Debt and Equity Instruments               11,467      11,679
        Risk Management Instruments               18,711         ---
      Securities:
        Held-to-Maturity (Market Value: $8,327
        and $10,288)                               8,695      10,108
        Available-for-Sale                        16,271      15,840
      Loans (Net of Unearned Income: $485
        and $477)                                 77,138      75,381
      Allowance for Losses                        (2,650)     (3,020)
      Premises and Equipment                       2,114       1,910
      Due from Customers on Acceptances            1,200       1,077
      Accrued Interest Receivable                  1,106       1,106
      Assets Acquired as Loan Satisfactions          669         934
      Other Assets                                 8,104      11,435
                                                --------    --------
           TOTAL ASSETS                         $169,334    $149,888
                                                ========    ========
      LIABILITIES
      Deposits:
        Demand (Noninterest Bearing)            $ 20,430    $ 23,443
        Time and Savings                          46,338      51,940
        Foreign                                   26,193      22,894
                                                --------    --------
        Total Deposits                            92,961      98,277
      Federal Funds Purchased and Securities
        Sold Under Repurchase Agreements          19,469      12,857
      Other Borrowed Funds                        14,969      11,908
      Acceptances Outstanding                      1,207       1,099
      Accounts Payable and Accrued Liabilities     2,385       2,607
      Other Liabilities                           18,980       3,784
      Long-Term Debt                               8,555       8,192
                                                --------    --------
           TOTAL LIABILITIES                     158,526     138,724
                                                --------    --------
      COMMITMENTS AND CONTINGENCIES (See Note 8)
      STOCKHOLDERS' EQUITY
      Preferred Stock                              1,450       1,654
      Common Stock (Issued 254,013,527 and
        253,397,864 Shares)                          254         253
      Capital Surplus                              6,545       6,553
      Retained Earnings                            3,221       2,501
      Net Unrealized Gain (Loss) on Securities
        Available-for-Sale, Net of Taxes            (296)        215
      Treasury Stock, at Cost (9,638,616
        and 515,782 Shares)                         (366)        (12)
                                                --------    --------
           TOTAL STOCKHOLDERS' EQUITY             10,808      11,164
                                                --------    --------
           TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $169,334    $149,888
                                                ========    ========

    The Notes to Consolidated Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)
           4   CHEMICAL BANKING CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF INCOME
                      Three Months Ended September 30,
                    (in millions, except per share data)


                                                    1994        1993
                                                  ------      ------
    INTEREST INCOME
    Loans                                       $  1,473    $  1,372
    Securities                                       422         428
    Trading Assets                                   181         117
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements              151          89
    Deposits With Banks                               86          67
                                                --------    --------
    Total Interest Income                          2,313       2,073
                                                --------    --------

    INTEREST EXPENSE
    Deposits                                         597         537
    Short-Term and Other Borrowings                  405         238
    Long-Term Debt                                   134         135
                                                --------    --------
      Total Interest Expense                       1,136         910
                                                --------    --------

    NET INTEREST INCOME                            1,177       1,163
    Provision for Losses                             100         298
                                                --------    --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                         1,077         865
                                                --------    --------

    NONINTEREST REVENUE
    Trust and Investment Management Fees             104          97
    Corporate Finance and Syndication Fees            97          95
    Service Charges on Deposit Accounts               78          73
    Fees for Other Banking Services                  285         266
    Trading Account and Foreign
      Exchange Revenue                               212         268
    Securities Gains                                   6          51
    Other Revenue                                    202         154
                                                --------    --------
      Total Noninterest Revenue                      984       1,004
                                                --------    --------

    NONINTEREST EXPENSE
    Salaries                                         574         518
    Employee Benefits                                108          94
    Occupancy Expense                                145         148
    Equipment Expense                                100          81
    Foreclosed Property Expense                        2          70
    Restructuring Charge                             ---         115
    Other Expense                                    382         344
                                                --------    --------
      Total Noninterest Expense                    1,311       1,370
                                                --------    --------
    INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)       750         499
    Income Tax Expense (Benefit)                     311          (3)
                                                --------    --------
    NET INCOME                                  $    439    $    502
                                                ========    ========
    NET INCOME APPLICABLE TO COMMON STOCK       $    396    $    464
                                                ========    ========

    NET INCOME PER COMMON SHARE                 $   1.60    $   1.84
                                                ========    ========
    AVERAGE COMMON SHARES OUTSTANDING              246.6       252.1

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF INCOME
                      Nine Months Ended September 30,
                   (in millions, except per share data)

                                                    1994           1993
                                                  ------         ------
    INTEREST INCOME
    Loans                                         $4,155         $4,270
    Securities                                     1,270          1,299
    Trading Assets                                   545            314
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements              372            245
    Deposits With Banks                              280            201
                                                --------       --------
      Total Interest Income                        6,622          6,329
                                                --------       --------

    INTEREST EXPENSE
    Deposits                                       1,660          1,699
    Short-Term and Other Borrowings                1,056            743
    Long-Term Debt                                   401            400
                                                --------       --------
      Total Interest Expense                       3,117          2,842
                                                --------       --------

    NET INTEREST INCOME                            3,505          3,487
    Provision for Losses                             465            973
                                                --------       --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                         3,040          2,514
                                                --------       --------

    NONINTEREST REVENUE
    Trust and Investment Management Fees             322            297
    Corporate Finance and Syndication Fees           272            250
    Service Charges on Deposit Accounts              222            217
    Fees for Other Banking Services                  854            789
    Trading Account and Foreign Exchange Revenue     600            818
    Securities Gains                                  65            126
    Other Revenue                                    447            474
                                                --------       --------
      Total Noninterest Revenue                    2,782          2,971
                                                --------       --------

    NONINTEREST EXPENSE
    Salaries                                       1,634          1,548
    Employee Benefits                                329            301
    Occupancy Expense                                431            438
    Equipment Expense                                275            244
    Foreclosed Property Expense                       39            226
    Restructuring Charge                              48            158
    Other Expense                                  1,160          1,043
                                                --------       --------
      Total Noninterest Expense                    3,916          3,958
                                                --------       --------
    INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF
      ACCOUNTING CHANGES                           1,906          1,527
    Income Tax Expense                               791            305
                                                --------       --------
    INCOME BEFORE EFFECT OF ACCOUNTING CHANGES     1,115          1,222
    Net Effect of Changes in
      Accounting Principles                          ---             35
                                                --------       --------
    NET INCOME                                    $1,115         $1,257
                                                ========       ========
    NET INCOME APPLICABLE TO COMMON STOCK         $1,007         $1,140
                                                ========       ========

    PER COMMON SHARE:
      Income Before Effect of Accounting Changes  $ 4.01         $ 4.41
      Net Effect of Changes in
        Accounting Principles                        ---            .14
                                                --------       --------
      Net Income                                  $ 4.01         $ 4.55
                                                ========       ========
      AVERAGE COMMON SHARES OUTSTANDING            251.0          250.8

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30,
                               (in millions)
                                                        1994      1993
                                                    --------  --------
    Operating Activities
    --------------------
    Net Income                                        $1,115   $ 1,257
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
       Provision for Losses                              465       973
       Restructuring Charge                               48       158
       Depreciation and Amortization                     276       250
       Net Changes In:
         Trading Related Assets                          742    (5,476)
         Accrued Interest Receivable                      28       (54)
         Accrued Interest Payable                         38        82
         Other, Net                                     (838)      747
                                                    --------  --------
       Net Cash Provided (Used)
         by Operating Activities                       1,874    (2,063)
                                                    --------  --------
    Investing Activities
    --------------------
    Net Change In:
      Deposits with Banks                                800    (3,059)
      Federal Funds Sold and Securities Purchased
        Under Resale Agreements                       (2,617)   (3,650)
      Loans Due to Sales and Securitizations           6,085     9,245
      Other Loans, Net                                (8,001)   (3,931)
      Other, Net                                        (210)     (853)
    Proceeds from the Maturity of
      Held-to-Maturity Securities                      2,465     3,816
    Proceeds from the Sale of Held-to-Maturity
      Securities                                         ---       152
    Purchases of Held-to-Maturity Securities          (1,056)   (5,630)
    Proceeds from the Maturity of
      Available-for-Sale Securities                    2,555       772
    Proceeds from the Sale of
      Available-for-Sale Securities                   13,861     3,559
    Purchases of Available-for-Sale Securities       (17,769)   (3,149)
    Cash Used in Acquisitions                           (373)     (481)
                                                    --------  --------
       Net Cash Used by Investing Activities          (4,260)   (3,209)
                                                    --------  --------

    Financing Activities
    --------------------
    Net Change In:
      Noninterest Bearing Domestic Demand Deposits    (3,010)   (1,745)
      Domestic Time and Savings Deposits              (5,585)   (1,978)
      Foreign Deposits                                 3,299     1,490
      Federal Funds Purchased, Securities Sold
        Under Repurchase Agreements and
        Other Borrowed Funds                           8,816     4,785
      Other Liabilities                                  634       266
      Other, Net                                         240      (172)
    Proceeds from the Issuance of Long-Term Debt       1,592     3,301
    Redemption and Maturity of Long-Term Debt         (1,395)   (2,036)
    Proceeds from the Issuance of Common Stock            16       183
    Issuance of Preferred Stock                          200       387
    Redemption of Preferred Stock                       (420)     (394)
    Treasury Stock                                      (354)      ---
    Cash Dividends Paid                                 (384)     (359)
                                                    --------  --------
       Net Cash Provided by Financing Activities       3,649     3,728
                                                    --------  --------
    Effect of Exchange Rate Changes on
      Cash and Due from Banks                            (35)       33
                                                    --------  --------
    Net Increase (Decrease) in Cash
      and Due from Banks                               1,228    (1,511)
                                                    --------  --------
    Cash and Due from Banks at January 1,              6,852     8,846
                                                    --------  --------
    Cash and Due from Banks at September 30,          $8,080   $ 7,335
                                                    ========  ========
    Cash Interest Paid                                $3,079   $ 2,760
    Taxes Paid                                        $  687   $   209

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                     CONSOLIDATED STATEMENT OF CHANGES
                          IN STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30,
                               (in millions)

                                                       1994       1993
                                                   --------   --------

    BALANCE AT JANUARY 1,                           $11,164    $ 9,851
                                                   --------   --------

    Net Income                                        1,115      1,257
    Dividends Declared:
      Preferred Stock                                   (96)      (117)
      Common Stock                                     (299)      (249)
    Issuance of Preferred Stock                         200        400
    Redemption of Preferred Stock                      (404)      (394)
    Premium on Redemption of Preferred Stock            (12)        (6)
    Issuance of Common Stock                             16        183
    Restricted Stock Granted                            (11)       ---
    Net Changes in Treasury Stock                      (354)       ---
    Net Change in Fair Value of Available-for-Sale
      Securities, Net of Taxes                         (511)       ---
    Accumulated Translation Adjustment                  ---          2
                                                   --------   --------
      Net Change in Stockholders' Equity               (356)     1,076
                                                   --------   --------

    BALANCE AT SEPTEMBER 30,                        $10,808    $10,927
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

    On January 1, 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FASI 39"), which changed the reporting of unrealized gains and losses on interest rate and foreign exchange contracts on the balance sheet. The Interpretation requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities. The Interpretation, however, permits netting of such unrealized gains and losses with the same counterparty when master netting agreements have been executed. The adoption of this Interpretation has resulted in an increase of $17.0 billion in each of assets and liabilities at September 30, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and unrealized losses reported in Other Liabilities. Prior to the adoption of FASI 39, unrealized gains and losses were reported net in Other Assets.

    On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, cash flows from purchases, maturities and sales of available-for-sale securities have been classified as cash flows from investing activities and prior periods have been similarly reclassified. Prior to the adoption of SFAS 115, cash flows from these transactions were included as operating activities. See Note 3 in this Form 10-Q for further discussion.

    Part I
    Item 1. (continued)

    NOTE 2 - TRADING ASSETS-DEBT AND EQUITY INSTRUMENTS
    ---------------------------------------------------
    Trading assets-debt and equity instruments, which are measured at fair value, are presented in the following table for the dates indicated:

                                             September 30,  December 31,
    (in millions)                                     1994          1993
                                                ----------  ------------

    U.S. Government and Federal Agencies            $4,031     $ 2,792
    Obligations of State and Political
      Subdivisions                                     102         604
    Certificates of Deposit, Bankers' Acceptances,
      and Commercial Paper                           1,039       1,794
    Debt Securities Issued by Foreign Governments    2,548       4,025
    Foreign Financial Institutions                   2,321       1,496
    Other (a)                                        1,426         968
                                                  --------    --------
    Total Trading Assets - Debt and
      Equity Instruments                           $11,467    $11,679
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

    SFAS 115 resulted in a net after-tax unfavorable impact of $296 million on the Corporation's stockholders' equity at September 30, 1994, compared with a net after-tax favorable impact of $215 million at December 31, 1993. The net change from the 1993 year-end was primarily the result of the higher interest rate environment and the declining value of Brady Bonds (as defined in Note 4). See Note 4 for further discussion.

    Part I
    Item 1. (continued)

    HELD-TO-MATURITY SECURITIES

    The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:


    September 30, 1994 (in millions)                       Gross       Gross
                                           Amortized  Unrealized  Unrealized        Fair
                                                Cost       Gains      Losses       Value<a>
                                           ---------  ----------  ----------       -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities           $ 3,517     $     1     $   204     $ 3,314
        Collateralized Mortgage Obligations    4,032           2         163       3,871
        Other, primarily U.S. Treasuries         135         ---         ---         135
    Obligations of State and Political
       Subdivisions                               84         ---         ---          84
    Collateralized Mortgage Obligations <b>      148           2           2         148
    Other                                        779           2           6         775
                                            --------    --------    --------    --------
        Total Held-to-Maturity
          Securities (c)                     $ 8,695     $     7     $   375     $ 8,327
                                            ========    ========    ========    ========



    December 31, 1993 (in millions)                        Gross       Gross
                                           Amortized  Unrealized  Unrealized        Fair
                                                Cost       Gains      Losses       Value<a>
                                           ---------  ----------  ----------       -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities           $ 3,666     $   132     $   ---     $ 3,798
        Collateralized Mortgage Obligations    5,375          45          11       5,409
        Other, primarily U.S. Treasuries         101         ---         ---         101
    Obligations of State and Political
       Subdivisions                               13           1         ---          14
    Collateralized Mortgage Obligations <b>      153           5           1         157
    Other                                        800           9         ---         809
                                            --------    --------    --------    --------
        Total Held-to-Maturity
          Securities (c)                     $10,108     $   192     $    12     $10,288
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

    Part I
    Item 1. (continued)

    AVAILABLE-FOR-SALE SECURITIES

    The amortized cost and estimated fair value of available-for-sale securities were as follows for the dates indicated:


    September 30, 1994 (in millions)                       Gross       Gross
                                           Amortized  Unrealized  Unrealized        Fair
                                                Cost       Gains      Losses       Value<a>
                                           ---------  ----------  ----------       -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities           $ 8,234     $   441     $   506     $ 8,169
        Collateralized Mortgage Obligations      366         ---          18         348
        Other, primarily U.S. Treasuries       4,187           9         293       3,903
    Debt Securities Issued by
      Foreign Governments                      2,545           1         122       2,424
    Corporate Debt Securities                    415          10           6         419
    Collateralized Mortgage Obligations <b>      309         ---           3         306
    Other                                        710           2          10         702
                                            --------    --------    --------    --------
       Total Available-for-Sale Securities
        Carried at Fair Value (c)            $16,766     $   463     $   958     $16,271
                                            ========    ========    ========    ========


    December 31, 1993 (in millions)                        Gross       Gross
                                           Amortized  Unrealized  Unrealized        Fair
                                                Cost       Gains      Losses       Value<a>
                                           ---------  ----------  ----------       -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities           $ 8,298     $   349     $    14     $ 8,633
        Collateralized Mortgage Obligations      837           4           2         839
        Other, primarily U.S. Treasuries       2,400          42          17       2,425
    Debt Securities Issued by Foreign
      Governments                              2,174          49           9       2,214
    Corporate Debt Securities                    326          11           3         334
    Collateralized Mortgage Obligations <b>      618           3           1         620
    Other                                        791         ---          16         775
                                            --------    --------    --------    --------
       Total Available-for-Sale Securities
        Carried at Fair Value (c)            $15,444     $   458     $    62     $15,840
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

    NOTE 4 - LOANS
    --------------
    As discussed in Note 3, the Corporation adopted SFAS 115 effective December 31, 1993. Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e. "Brady Bonds") are subject to the provisions of SFAS 115. At September 30, 1994, $3,608 million of loans, primarily renegotiated loans, were measured under SFAS 115, including $2,003 million of loans that are classified as held-to-maturity and that are carried at amortized cost. Pre-tax gross unrealized gains and gross unrealized losses related to these held-to-maturity loans totaled $10 million and $706 million, respectively, at September 30, 1994. Loans that were designated as available-for-sale at September 30, 1994 are carried at fair value in the amount of $1,605 million. Pre-tax gross unrealized gains and gross unrealized losses on these loans totaled $213 million and $236 million, respectively, and are reported net of taxes in a separate component of stockholders' equity. Cash proceeds from the sale of available-for-sale loans during the 1994 third quarter and nine months were $89 million and $409 million, respectively.

    Part I
    Item 1. (continued)

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

    NOTE 6 - RESTRUCTURING CHARGES
    ------------------------------
    During the 1994 first quarter, the Corporation included in noninterest expense a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. The restructuring charge primarily comprises real estate costs and severance costs associated with the closing of the 50 New York branches. Also included in the restructuring charge are severance costs involved in optimizing the branch staff at existing branches. This rationalization of the branch system is part of an ongoing Corporate-wide program to improve productivity. At September 30, 1994, the reserve balance associated with this restructuring charge was approximately $25 million.

    The 1993 first quarter results included a one-time restructuring charge of $43 million ($30 million after-tax) related to the Federally-assisted acquisition in February 1993 of certain assets and liabilities of four former banks (the "First City Banks") of First City Bancorporation of Texas, Inc. ("First City") by the Corporation's subsidiary, Texas Commerce Bancshares, Inc. ("Texas Commerce"). At September 30, 1994, the reserve balance associated with this restructuring charge had been substantially utilized and no significant additional costs are expected in the future.

    During the third quarter of 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and Manufacturers Hanover Corporation ("MHC") and as a result, included in noninterest expense for the 1993 third quarter was a charge of $115 million ($67 million after-tax). This charge was related principally to changes in the Corporation's facilities plans since the merger announcement in July, 1991 and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. At September 30, 1994, the merger reserve balance was approximately $46 million.

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

    The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993. As a result, the Corporation's earnings, beginning in the fourth quarter of 1993, have been reported on a fully-taxed basis.

    Part I
    Item 1. (continued)

    The Corporation's Federal valuation reserve (which had been established as of January 1, 1993 in accordance with the requirements of SFAS 109) has a balance of $124 million at September 30, 1994, relating to tax benefits which are subject to tax law limitations on realization. Additionally, a valuation reserve approximating $148 million at September 30, 1994, was established as of January 1, 1993 against all New York State and City deferred tax assets. Foreign deferred taxes are not material.

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

    NOTE 9 - PREFERRED STOCK
    ------------------------
    On June 8, 1994, the Corporation issued 2 million shares of Adjustable Rate Cumulative Preferred Stock, Series L, with a stated value of $100 per share. Dividends are cumulative and are payable quarterly commencing June 30, 1994. The quarterly dividend rate will be equal to 84% of the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Thirty Year Constant Maturity Rate (as each of such terms are defined in the Certificate of Designations relating to the preferred stock), but not less than 4.50% per annum or more than 10.50% per annum.

    On July 15, 1994, the Corporation redeemed all outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series C (stated value $12.00 per share). The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. Approximately 33.6 million shares of stock were redeemed. The effect on net income per common share as a result of the one-time premium related to the redemption was a $.05 per share reduction in the 1994 third quarter.

    NOTE 10 - COMMON STOCK REPURCHASE
    ---------------------------------
    In the third quarter of 1994, the Corporation completed the repurchase of 10 million shares of its common stock in the open market under a stock repurchase plan originally announced on May 27, 1994.

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

    Part I
    Item 1. (continued)

                                      September 30,               December 31,
    (in billions)                              1994                       1993
                                      -------------               ------------

    Credit Exposure:
     Interest Rate Contracts                $  10.2                    $  8.6
     Foreign Exchange Contracts                 8.3                       8.1
     Stock Index Option and
       Commodity Contracts                      0.3                       0.2
                                             ------                    ------
     Total Credit Exposure                     18.8                      16.9
    Less:  Amounts Recorded as Assets
           on Consolidated Balance Sheet       18.8<a>                    3.3
                                             ------                    ------
    Credit exposure not on balance sheet    $   ---                    $ 13.6
                                             ======                    ======

    [FN]
    <a> Increase due to adoption of FASI 39 on January 1, 1994.


    The increases in the credit exposure related to interest rate contracts and foreign exchange contracts at September 30, 1994 compared with December 31, 1993 was primarily due to increased volume at September 30, 1994 coupled with the decline in the value of the U.S. dollar against certain foreign currencies.

    The following table summarizes the aggregate notional amounts of interest rate, foreign exchange, stock index options and commodity derivative contracts for the dates indicated. The table should be read in conjunction with the descriptions of these products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and the Off-Balance Sheet Analysis section in Part I, Item 2 of this Form 10-Q.

    OFF BALANCE-SHEET INSTRUMENTS-DERIVATIVES AND
    FOREIGN EXCHANGE INSTRUMENTS                                    Notional Amounts
    (in millions)                                        Trading       ALM<a>        Total
                                                         -------       ------        -----
    FINANCIAL INSTRUMENTS, THE CREDIT RISK OF WHICH IS
    REPRESENTED BY OTHER THAN NOTIONAL OR CONTRACT AMOUNTS:

    At September 30, 1994:
    Total Interest Rate Contracts                     $2,218,953   $  118,673   $2,337,626
    Total Foreign Exchange Contracts                     912,396       10,875      923,271
    Total Stock Index Options and Commodity
     Derivative Contracts                                  4,704          ---        4,704
                                                      ----------   ----------   ----------
    Total Off-Balance Sheet Instruments
     (Notional Amount)                                $3,136,053   $  129,548   $3,265,601
                                                      ==========   ==========   ==========
    ----------------------------------------------------------------------------------------
    At December 31, 1993:
    Total Interest Rate Contracts                     $1,644,396   $   96,970   $1,741,366
    Total Foreign Exchange Contracts                     720,793       11,361      732,154
    Total Stock Index Options and Commodity
     Derivative Contracts                                  5,751          ---        5,751
                                                      ----------   ----------   ----------
    Total Off-Balance Sheet Instruments
     (Notional Amount)                                $2,370,940   $  108,331   $2,479,271
                                                      ==========   ==========   ==========

    <a> ALM denotes Asset/Liability Management.

    Part I
    Item 1. (continued)

    Credit-Related Financial Instruments: The following table summarizes the Corporation's credit risk at September 30, 1994 and at December 31, 1993 represented by contract amounts relating to the credit-related financial instruments listed in the table. The table should be read in conjunction with the description of these credit-related products and their risks included on pages B71-B74 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. These credit-related products are not derivatives or foreign exchange related products.

    OFF-BALANCE SHEET INSTRUMENTS-CREDIT-RELATED
    FINANCIAL INSTRUMENTS
                                      September 30,   December 31,
    (in millions)                              1994           1993
                                      -------------   ------------

    Commitments to Extend Credit            $46,265<a>    $ 47,540<a>
    Standby Letters of Credit (Net of Risk
     Participations of $4,656 and $1,285)    11,758         11,224
    Other Letters of Credit                   3,047          2,325
    Customers' Securities Lent               17,085         14,530

    [FN]
    <a> Excludes credit card commitments of $19.1 billion and $18.0 billion at September 30, 1994 and December 31, 1993, respectively.


    NOTE 12 - ACQUISITION OF MARGARETTEN FINANCIAL CORPORATION
    ----------------------------------------------------------
    In July 1994, the Corporation, through Chemical Bank National Association, a wholly-owned bank subsidiary of the Corporation, acquired Margaretten Financial Corporation through a cash tender offer. The cost of the acquired company was $372.6 million. The acquisition was recorded using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill in the amount of $182.5 million is being amortized over 15 years. This acquisition is reflected in the 1994 third quarter results and prior periods have not been restated.

    Part I
    Item 2.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                       QUARTERLY FINANCIAL HIGHLIGHTS
                                               (in millions, except per share and ratio data)

                                                              1994                    1993
                                                   -------------------------   -----------------
                                                   Third    Second     First    Fourth     Third
                                                 Quarter   Quarter   Quarter   Quarter   Quarter
                                                 -------   -------   -------   -------   -------
    REPORTED:
    Net Income                                    $  439    $  357    $  319    $  347    $  502
    Net Income Per Common Share                   $ 1.60    $ 1.28    $ 1.13    $ 1.23    $ 1.84

    PRO FORMA: <a>
    Net Income                                    $  439    $  357    $  319    $  347    $  355<b>
    Net Income Per Common Share                   $ 1.60    $ 1.28    $ 1.13    $ 1.23    $ 1.26<b>

    Book Value                                    $38.29    $37.17    $36.74    $37.60    $35.96
    Market Value                                  $35.00    $38.50    $36.38    $40.13    $45.00
    Common Dividends Declared                     $  .44(c) $  .38    $  .38    $  .38    $  .33

    COMMON SHARES OUTSTANDING:
      Average                                      246.6     253.1     253.2     252.5     252.1
      Period End                                   244.4     250.9     253.3     252.9     252.3

    PERFORMANCE RATIOS:
    Return on Average Assets <d>                    1.03%<f>   .87%<f>   .79%<f>   .94%     1.39%
    Return on Average Common Equity <d>            16.92%    13.90%    12.24%    13.38%    20.90%
    Return on Average Stockholders' Equity <d>     16.14%    12.96%    11.59%    12.48%    18.68%
    Overhead Ratio <e>                              60.7%     62.4%     61.5%     60.6%     57.9%

    CAPITAL RATIOS:
    Common Stockholders' Equity to Assets            5.5%<f>   5.5%<f>   5.6%<f>   6.3%      6.1%
    Total Stockholders' Equity to Assets             6.4%<f>   6.6%<f>   6.6%<f>   7.4%      7.3%
    Tier 1 Leverage                                  5.9%<f><g>6.4%<f><g>6.2%<f><g>6.8%<g>   6.9%
    Risk-Based Capital Ratios:
        Tier I (4.0% required)                       8.2%<g>   8.7%<g>   8.3%<g>   8.1%<g>   7.9%
        Total  (8.0% required)                      12.3%<g>  12.8%<g>  12.5%<g>  12.2%<g>  12.1%

        <a>The Corporation recognized its remaining available Federal income tax benefits of $214 million in the third quarter of 1993 and, as a result, the Corporation's earnings beginning in the fourth quarter of 1993 are reported on a fully-taxed basis. The pro-forma section presents the 1993 third quarter on a comparable basis by excluding the impact of the $115 million merger related charge ($67 million after tax) and assumes that the results are reported on a fully-taxed basis.
    <b> Including the impact of the $115 million merger-related charge
        ($67 million after tax) net income was $288 million, or $.99 per common share.
    (c) In the third quarter of 1994, the Corporation increased its quarterly common stock dividend to $0.44 per share.
    <d> Quarterly performance ratios are based on annualized reported net income amounts.
    <e> Excludes nonrecurring charges.
    <f> On January 1, 1994, the Corporation adopted Financial
        Accounting Standards Board ("FASB") Interpretation No. 39 ("FASI 39"), which increased total assets and total liabilities by approximately $17.0 billion, $19.0 billion and $14.5 billion at September 30, 1994, June 30, 1994 and March 31, 1994, respectively, and total average assets and total average liabilities by approximately $19.5 billion for the 1994 third quarter, $14.1 billion for the 1994 second quarter and $13.1 billion for the first quarter of 1994. Excluding the impact of FASI 39, the return on average assets for the third, second and first quarters of 1994 was 1.16%, .96% and .86%, respectively.
    <g> In accordance with current regulatory guidelines, these ratios exclude the impact on stockholders' equity resulting from the adoption of SFAS No. 115, effective December 31, 1993.

    -----------------------------------------------------------------
    OVERVIEW
    -----------------------------------------------------------------

    Chemical Banking Corporation (the "Corporation") reported net income of $439 million, or $1.60 per common share, for the 1994 third quarter, an increase of 24% from earnings on a comparable basis of $355 million, or $1.26 per share, in the third quarter of 1993. Reported net income in the 1993 third quarter was $502 million, or $1.84 per share, which included the recognition of income tax benefits of $214 million and a one-time merger-related charge of $115 million ($67 million after tax). The Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993 and, as a result, the Corporation's earnings, commencing with the fourth quarter of 1993, have been reported on a fully-taxed basis.

    For the first nine months of 1994, the Corporation's net income was $1.115 billion, an increase of 16% from $958 million on a comparable basis for the first nine months of 1993. Reported net income for the first nine months of 1993 was $1.257 billion, a period in which the Corporation benefited from $366 million in accounting changes and tax benefits partially offset by the aforementioned one-time merger-related charge.

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

    The Corporation's 1994 third quarter earnings benefited from solid performances in several core businesses, including national consumer services and capital markets-related activities, while credit costs continued to decrease significantly. The Corporation remains committed to improving its operating margins and return levels. To achieve this end, revenue initiatives and productivity programs are currently under way (and additional programs are being planned) throughout the Corporation, and management believes such programs will contribute to improvements in its operating margins and return levels.

    During the 1994 third quarter, several significant capital actions were completed reflecting management's continued positive outlook for the Corporation. On September 20, 1994, the Corporation increased the quarterly dividend on the outstanding shares of its common stock to 44 cents per share, up 16% from 38 cents per share. On an annual basis, this represents an increase in the dividend rate to $1.76, from $1.52 per share. Since March 1993, the Corporation has increased the common dividend by 47%. In addition, during the third quarter, the Corporation completed the repurchase of 10 million shares of its common stock in the open market under a stock repurchase plan originally announced on May 27, 1994.

    On July 1, 1994, the Corporation completed its tender offer for the outstanding common stock and the depositary shares representing the preferred stock of Margaretten Financial Corporation
    ("Margaretten"). This acquisition is reflected in the 1994 third quarter results and prior periods have not been restated.

    The Corporation's nonperforming assets at September 30, 1994 were $2.19 billion, a decrease of $300 million, or 12%, from June 30, 1994 and a decrease of $1.33 billion, or 38%, from $3.53 billion at December 31, 1993. Moreover, after peaking in the 1992 third quarter, nonperforming assets have declined by $4.39 billion, or 67%, since September 30, 1992. As a result of the continued decline in nonperforming assets, the ratio of the allowance for losses to nonperforming loans reached 174% at September 30, 1994, compared with 117% at the 1993 year-end and 98% at September 30, 1993.

    At September 30, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.2% and 12.3%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

    Part I
    Item 2 (continued)

    -----------------------------------------------------------------
    RESULTS OF OPERATIONS
    -----------------------------------------------------------------

    NET INTEREST INCOME
    Net interest income for the third quarter of 1994 was $1,177 million, compared with $1,163 million for the comparable 1993 period. For the first nine months of 1994, net interest income was $3,505 million, versus $3,487 million for the same period of 1993. The increases from last year were due to a higher level of interest-earning assets offset by a lower net yield on interest-earning assets.

    AVERAGE BALANCES, INTEREST RATE SPREAD AND NET YIELD ON AVERAGE INTEREST-EARNING ASSETS

                                            Third Quarter                          Nine Months
                                  ---------------------------------   --------------------------------
                                        1994              1993             1994              1993
                                  -----------------   ---------------- ---------------  --------------
    (Taxable equivalent rates;     Average           Average           Average          Average
     in billions)                  Balance    Rate   Balance    Rate   Balance   Rate   Balance   Rate
                                   -------    ----   -------    ----   -------   ----   -------   ----
    Loans <a>                       $ 75.4    7.78%   $ 77.6   7.04%   $ 74.7   7.45%   $ 79.6   7.19%
    Securities                        25.7    6.56      23.6   7.22      26.2   6.50      23.7   7.36
    Liquid Interest-Earning Assets    28.4    5.85      24.6   4.40      28.6   5.61      21.4   4.75
                                    ------            ------           ------           ------
    Total Interest-Earning Assets   $129.5    7.11%   $125.8   6.56%    129.5   6.85    $124.7   6.80
                                    ======            ======           ======           ======

    Interest-Bearing Liabilities    $112.1    4.02%   $106.0   3.41%   $111.4   3.74%   $106.6   3.56%
    Interest-Rate Spread                      3.09             3.15             3.11             3.24
    Interest-Free Funds               17.4     ---      19.8    ---      18.1    ---      18.1    ---
                                    ------            ------           ------           ------
    Total Sources of Funds          $129.5    3.48%   $125.8   2.88%   $129.5   3.22%   $124.7   3.05%
                                    ======            ======           ======           ======


    Net Yield on Interest-Earning
      Assets                                  3.63%            3.68%            3.63%            3.75%

    <a>  Nonperforming loans are included in the average loan balances.


    The Corporation's average total loans in the 1994 third quarter and first nine months declined by $2.2 billion and $4.9 billion, respectively, from the comparable 1993 periods. The decline in the loan portfolio for both 1994 periods reflects lower commercial loans, largely offset by an increase in the consumer portfolio. However, in comparison with the 1994 second quarter, the Corporation's average loans increased $1.3 billion in the 1994 third quarter primarily reflecting growth in both consumer loans and commercial loans, including those to middle market companies. This increase in the Corporation's lending activity represented the first quarter that average loans increased since the December 31, 1991 merger with Manufacturers Hanover Corporation.

    The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.63% in the third quarter of 1994, compared with 3.68% in the same period in 1993. The net yield on interest-earning assets for the first nine months of 1994 was 3.63%, down 12 basis points from the same period in 1993. The decline in the net yield for both 1994 periods was affected by the shift in the Corporation's balance sheet asset mix to lower yielding liquid assets that support the Corporation's trading businesses, partially offset by a smaller negative impact from nonperforming loans. The contribution from interest-free funds to the net yield was 54 basis points in the 1994 third quarter, up from 53 basis points in the 1993 third quarter. This increase resulted from the higher average interest-earning asset rate in 1994 despite a $2.4 billion decline in the level of interest-free funds that financed interest-earning assets.

    Part I
    Item 2 (continued)

    The following table reflects the composition of the interest-earning assets as a percentage to total earning assets for the periods indicated.

    PERCENTAGE COMPOSITION OF AVERAGE INTEREST-EARNING ASSETS

                                    3rd     2nd    3rd    Nine    Nine
                                  Quarter Quarter Quarter Months  Months
                                   1994    1994    1993   1994    1993
                                   -----   -----  -----   -----   -----
    Loans                            58%    57%     62%    58%     64%
    Securities                       20     21      19     20      19
    Liquid Interest-Earning Assets   22     22      19     22      17
                                   ----   ----    ----   ----     ----
     Total Interest-Earning Assets  100%   100%    100%   100%    100%

    Loans represented 58% of average interest-earning assets for the 1994 third quarter, down from 62% for the same period a year ago, but up from 57% in the 1994 second quarter. The higher level of loans for the 1994 third quarter period from the prior quarter reflects the aforementioned increases in the consumer and commercial loan portfolios.

    The negative impact on net interest income from nonperforming loans in the third quarter of 1994 was $1 million, down from $36 million in the same quarter in 1993. For the first nine months, the negative impact was $58 million in 1994, compared with a negative impact of $134 million in 1993. The improvement in both 1994 periods is principally due to the significant reduction in the level of the Corporation's nonperforming loans.

    Management anticipates that the level of net interest income and the net yield on interest-earning assets for the fourth quarter of 1994 will be slightly lower than the third quarter of 1994.
    At the present time, management believes 1995 net interest income will be somewhat lower than the full year 1994 level.

    For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on pages 51-52. For a further discussion of the Corporation's loans, see the Credit Portfolio section in this Form 10-Q.

    Part I
    Item 2 (continued)

    PROVISION FOR LOSSES

    The Corporation's provision for losses was $100 million for the 1994 third quarter, down from $160 million in the 1994 second quarter and 66% lower than the $298 million in the 1993 third quarter. For the first nine months, the provision for losses was $465 million in 1994 versus $973 million in 1993. The provision for the first nine months of 1993 included a $55 million charge related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.

    As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the provision for losses in the 1994 third quarter and first nine months was lower than the Corporation's net charge-offs in each of those periods. The Corporation expects the provision for losses for the 1994 fourth quarter to be at a level comparable to the 1994 third quarter. A discussion of the Corporation's credit portfolio, net charge-offs and allowance for losses appears in the Credit Portfolio section in this Form 10-Q.

    NONINTEREST REVENUE
                                           Third Quarter   Nine Months
                                           -------------  ------------

    (in millions)                          1994     1993   1994    1993
                                           ----     ----   ----    ----
    Trust and Investment Management Fees $104 $ 97 $ 322 $ 297 Corporate Finance and
      Syndication Fees                       97       95    272     250
    Service Charges on Deposit Accounts      78       73    222     217
    Fees for Other Banking Services         285      266    854     789
    Trading Account and Foreign
      Exchange Revenue                      212      268    600     818
    Securities Gains                          6       51     65     126
    Other Revenue                           202      154    447     474
                                         ------   ------ ------  ------
       Total                               $984   $1,004 $2,782  $2,971
                                         ======   ====== ======  ======


    The decrease in noninterest revenue for the 1994 third quarter and first nine months, when compared with the corresponding 1993 periods, reflected lower trading account and foreign exchange revenue, as well as lower securities gains. The aforementioned decreases were partially offset by increased revenues from equity-related investments, credit card services fees, trust and investment management fees and corporate finance fees. Gains on the sales of LDC past-due interest bonds were higher in the 1994 third quarter versus the prior year period, but declined for the first nine months of 1994 when compared with the same period in 1993.

    Trust and investment management fees are primarily comprised of corporate, institutional and personal trust activities provided to corporations and individuals on a global basis. The Corporation's corporate and institutional trust area provides customers with a full range of services such as trustee and securities processing as well as investment advisory and administrative functions for customers' pension and other employee benefit plans. The personal trust area provides professional asset management and administration services for individual trusts and estates and the safekeeping and servicing of substantial securities portfolios.
    The Corporation's proprietary family of mutual funds, The Hanover Funds, is also administered under the personal trust area, which is also responsible for the development and implementation of financial plans for individuals. The following table presents the components of trust and investment management fees for the periods indicated.

    Part I
    Item 2 (continued)

                                           Third Quarter   Nine Months
                                          --------------  ------------

    (in millions)                          1994     1993   1994    1993
                                          -----    -----  -----   -----
    Trust and Investment Management Fees:
       Personal Trust Fees                 $ 49    $  46  $ 156   $ 143
       Corporate and Institutional
         Trust Fees                          45       40    136     125
       Other, primarily Foreign
         Asset Management                    10       11     30      29
                                          -----    -----  -----   -----
         Total                             $104    $  97  $ 322   $ 297
                                          =====    =====  =====   =====


    For the third quarter and first nine months of 1994, personal trust fees rose 7% and 9%, respectively, from the comparable 1993 periods primarily reflecting new customer relationships developed as a result of the acquisition of Ameritrust Texas Corporation ("Ameritrust"). Corporate and institutional trust fees increased 13% in the 1994 third quarter from the same period in 1993, also largely due to the Ameritrust acquisition; however, these fees were flat when compared to the 1994 second quarter as pricing pressures continued to affect this business.

    Corporate finance and syndication fees were $97 million in the 1994 third quarter, an increase from $95 million in the comparable 1993 period. For the first nine months, such fees were $272 million in 1994, an increase of 9% from $250 million in 1993. The increases for both 1994 periods from the respective periods of 1993 reflect higher global loan origination and distribution volume by the Corporation. During the first nine months of 1994, the Corporation acted as agent or co-agent for approximately $263 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

    The following table sets forth the components of fees for other banking services for the periods indicated.



                                           Third Quarter   Nine Months
                                          --------------  ------------
    (in millions)                          1994     1993   1994    1993
                                          -----    -----  -----   -----
    Fees for Other Banking Services:
       Credit Card Services Revenue        $ 79    $  59  $ 229   $ 167
       Fees in Lieu of Compensating
         Balances                            49       52    156     156
       Commissions on Letters of Credit
         and Acceptances                     40       39    116     119
       Loan Commitment Fees                  21       23     66      69
       Mortgage Servicing Fees               23       16     57      48
       Other Fees                            73       77    230     230
                                          -----    -----  -----   -----
         Total                             $285    $ 266  $ 854   $ 789
                                          =====    =====  =====   =====


    The higher level of credit card services revenue for both 1994 periods included fees from the new Shell MasterCard, reflecting increased volume of retail credit cards from a growing cardholder base. The Corporation's co-branded Shell MasterCard added 1.6 million new active accounts in the twelve months since September 30, 1993. During the same twelve-month period, outstandings in the credit card lending portfolio grew $1.9 billion to $8.3 billion at September 30, 1994. Of the $1.9 billion increase, $1.5 billion related to the Shell program with the remaining increase resulting from increased marketing and more competitive programs for the Corporation's more traditional Visa and MasterCards.

    Part I
    Item 2 (continued)

    Combined trading account and foreign exchange revenues in the 1994 third quarter were $212 million, down from $268 million in the same period in 1993, but an increase from $203 million and $185 million in the 1994 second and first quarters, respectively. The consistent results of the past three quarters in 1994 reflects the Corporation's emphasis on market-making and customer-related activities in its trading business. For the first nine months, combined trading account and foreign exchange revenues were $600 million in 1994, compared with $818 million in 1993.

    The following table sets forth the components of trading account and foreign exchange revenues for the third quarter and first nine months of 1994 and 1993.

                                           Third Quarter   Nine Months
                                          --------------  ------------
    (in millions)                          1994     1993   1994    1993
                                          -----    -----  -----   -----
    Trading Account and Foreign
       Exchange Revenue:
         Interest Rate Contracts <a>       $ 95    $ 116  $ 318   $ 342
         Foreign Exchange Revenue <b>        56       79    156     243
         Debt Instruments and Other (c)      61       73    126     233
                                          -----    -----  -----   -----
           Total                           $212    $ 268  $ 600   $ 818
                                          =====    =====  =====   =====
    [FN]
    <a> Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.
    <b> Includes foreign exchange spot and option contracts.
    (c) Includes U.S. government and foreign government agency and corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.


    The trading environment during the first nine months of 1994 was difficult, when compared to the same period in 1993, and positions taken in foreign exchange markets and European bond markets have not been as profitable as in prior periods. The decreases in revenue from interest rate contracts and from foreign exchange contracts were primarily due to the recent unanticipated volatility in the interest rate and currency markets. The interest rate environment in the U.S. and European markets has been unstable during the 1994 periods, contributing to the decrease in interest rate contract revenue. Foreign exchange revenue decreased during the first nine months of 1994 primarily due to unexpected movements in the U.S. dollar. The decrease in debt instrument revenue was primarily due to difficult conditions in the emerging debt markets, as well as in the European government bond markets.

    Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, its credit ratings, and steps taken by central banks and governments to affect financial markets. The Corporation believes that its trading business is a significant core business and that its improved credit standing will benefit the Corporation's trading revenues by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, may vary from period to period.

    Securities gains were $6 million in the 1994 third quarter, compared with $51 million for the same period in 1993. For the first nine months, securities gains were $65 million in 1994, versus $126 million in 1993. The decrease in securities gains in each 1994 period, when compared to the same 1993 period, is due to the higher interest rate environment exerting downward pressure on market prices.

    Part I
    Item 2 (continued)

    The following table presents the composition of other noninterest revenue for the periods indicated.
                                           Third Quarter   Nine Months
                                          --------------  ------------
    (in millions)                          1994     1993   1994    1993
                                          -----    -----  -----   -----
    Other Revenue:
       Revenue from Equity-Related
         Investments                       $ 86    $  57  $ 235   $ 200
       Net Gains on LDC-Related
         Interest Bond Sales                 80       52    125     152
       All Other Revenue                     36       45     87     122
                                          -----    -----  -----   -----
         Total                             $202    $ 154  $ 447   $ 474
                                          =====    =====  =====   =====

    Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $86 million in the 1994 third quarter and $235 million for the first nine months of 1994, increasing 51% and 18%, respectively, from the comparable periods last year. At September 30, 1994, the Corporation had equity-related investments with a carrying value of $1.9 billion. The Corporation believes that equity-related investments will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period. For further discussion of the Corporation's venture capital activities, see page B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

    In the 1994 third quarter, the Corporation had net gains of $80 million from sales of LDC-related past-due interest bonds versus net gains of $52 million in the 1993 third quarter. For the first nine months, net gains from sales of LDC-related past-due interest bonds was $125 million in 1994, compared with $152 million in 1993.
    As of September 30, 1994, the Corporation had approximately $97 million face value of LDC-related past-due interest bonds that were unsold, including $64 million of Brazilian Eligible Interest ("EI") bonds.

    All other revenue includes the Corporation's share of CIT's net income which, after purchase accounting adjustments, was $19 million in the 1994 third quarter and $55 million in the first nine months, increasing 13% from each of the comparable 1993 periods. Also included in all other revenue for the third quarter of 1994 and the third quarter of 1993 was a net gain of $4 million, for each period, in connection with the Corporation's residential mortgage sales activities. For the first nine months of 1994, the Corporation's residential mortgage sales activities incurred a $27 million net loss compared with a net gain of $16 million for the first nine months of 1993.


    NONINTEREST EXPENSE

                                           Third Quarter   Nine Months
                                          --------------  ------------
    (in millions)                         1994    1993    1994    1993
                                         -----   -----   -----   -----
    Salaries                            $  574  $  518  $1,634  $1,548
    Employee Benefits                      108      94     329     301
    Occupancy Expense                      145     148     431     438
    Equipment Expense                      100      81     275     244
    Foreclosed Property Expense              2      70      39     226
    Restructuring Charge                   ---     115      48     158
    Other Expense                          382     344   1,160   1,043
                                        ------  ------  ------  ------
    Total                               $1,311  $1,370  $3,916  $3,958
                                        ======  ======  ======  ======

    Part I
    Item 2 (continued)

    Noninterest expense in the 1994 third quarter was $1,311 million, compared with $1,370 million in the third quarter of 1993.
    Included in noninterest expense for the 1993 third quarter was a $115 million charge related to the completion of the assessment of costs associated with the merger with Manufacturers Hanover
    Corporation. Noninterest expense for the third quarter of 1994 included approximately $28 million of operating expenses resulting from the July 1, 1994 acquisition of Margaretten. Expenses for the third quarter of 1994 also reflected operating costs of approximately $11 million associated with the acquisition of Ameritrust and $30 million in operating costs connected with the Shell MasterCard (including marketing expenses of $13 million largely reflecting the advertising campaign for the co-branded program).

    For the first nine months, noninterest expense was $3,916 million in 1994 versus $3,843 million (excluding the aforementioned merger related charge of $115 million) in 1993. Included in the results for the first nine months of 1994 was a $48 million restructuring charge, recorded in the first quarter, related to the closing of 50 New York State branches. The results for the first nine months of 1993 included a restructuring charge of $43 million associated with the Federally-assisted acquisition of the First City Banks by Texas Commerce. Excluding the restructuring charges in both years, noninterest expense for the first nine months of 1994 increased by $68 million or less than 2% from the 1993 period. Noninterest expense for the first nine months of 1994, when compared with the same 1993 period, reflected higher expenses associated with investments in certain key businesses partially offset by lower foreclosed property expense. The investments included the 1993 acquisitions by Texas Commerce (which contributed approximately $48 million in additional operating expenses), operating costs of $96 million related to the co-branded Shell MasterCard program in the first nine months of 1994 and $28 million of operating expenses resulting from the acquisition of Margaretten.

    The ratio of noninterest operating expense (excluding nonrecurring charges) to total operating revenue was 60.7% in the 1994 third quarter, compared with 57.9% in the same 1993 period. This ratio for the first nine months of 1994 was 61.5% compared with 58.5% for the first nine months of 1993. The Corporation remains committed to improving its operating margins and return levels. To achieve this end, revenue initiatives and productivity programs are currently under way (and additional programs are being planned) throughout the Corporation, and management believes such programs will contribute to improvements in its operating margins and return levels.

    The increases in salaries for the 1994 third quarter and first nine months were primarily due to additional staff costs resulting from the 1993 acquisitions by Texas Commerce, the implementation of the Shell MasterCard program and the recent Margaretten acquisition, as well as higher incentives due to improved performance. Total staff at September 30, 1994 amounted to 42,492 (including 1,574 from the Margaretten acquisition) compared with 41,670 at September 30, 1993. Excluding the impact of Margaretten, the increase in staff from areas with revenue growth initiatives were more than offset by staff reductions attributable to continued integration and productivity efforts.

    In the third quarter and first nine months of 1994, employee benefits increased by $14 million and $28 million, respectively, from the prior year periods reflecting the 1993 Texas Commerce acquisitions, a change in actuarial assumptions used for pension expense and for Other Postretirement Benefits ("OPEB") expense. Total 1994 pension expense is expected to be higher than the 1993 level, as a result of a decrease to 7.5% in the discount rate utilized in determining the benefit obligation.

    Equipment expense in the 1994 third quarter was $100 million compared with $81 million in the same 1993 period. For the first nine months, equipment expense was $275 million in 1994, versus $244 million in 1993. The Corporation continues to enhance its technology to support investments in certain key businesses and to maintain a leadership position in transaction and information processing. As a result, higher costs were incurred for system enhancements to support the Corporation's trading activities and in connection with the consolidation of its data centers and its ATM technology. Additionally, the higher equipment expense reflects the Margaretten and the Texas Commerce acquisitions.

    Part I
    Item 2 (continued)

    Foreclosed property expense was $2 million in the 1994 third quarter, compared with $70 million in the 1993 third quarter. For the first nine months, foreclosed property expense was $39 million in 1994 versus $226 million in 1993. The declines in both 1994 periods reflect significant progress in managing the Corporation's real estate portfolio. Included in the first nine months of 1993 amount was $20 million related to the decision to accelerate the disposition of certain foreclosed residential properties arising from loans originally extended several years ago under a reduced documentation mortgage program that was discontinued in 1990. Management expects that foreclosed property expense for the 1994 fourth quarter will approximate the same level of expense as in the 1994 third quarter and, accordingly, foreclosed property expense for the full year 1994 will be significantly lower than the full year 1993 level.

    The following table presents the components of other expense for the periods indicated.

                                           Third Quarter   Nine Months
                                          --------------  ------------
    (in millions)                         1994    1993    1994    1993
                                         -----   -----   -----   -----
    Other Expense:
       Professional Services            $   55  $   48  $  160  $  145
       Marketing Expense                    45      40     142     108
       FDIC Assessments                     39      42     122     134
       Telecommunications                   39      30     102      84
       Amortization of Intangibles          29      26      85      76
       All Other                           175     158     549     496
                                        ------  ------  ------  ------
         Total                          $  382  $  344  $1,160  $1,043
                                        ======  ======  ======  ======

    Other expense for the 1994 third quarter was $382 million, compared with $344 million in the same period in 1993. The 1994 third quarter includes $25 million in connection with the Shell MasterCard and additional operating costs of $9 million from the Margaretten acquisition. Also contributing to the quarter-over-quarter increase in other expense were higher professional service fees, reflecting increased use of contract computer consultants associated with the Corporation's ongoing technology enhancement efforts. Telecommunications expense in the 1994 third quarter increased by $9 million from the comparable 1993 period, reflecting increased costs for market data services related to trading activities, as well as installations and technology upgrades throughout the Corporation and the aforementioned acquisitions.

    For the first nine months of 1994, other expense was $1,160 million, compared with $1,043 million for the prior year. The increase principally reflects higher marketing expenses, professional services and telecommunication costs, as well as the nine month impact in 1994 of expenses associated with the First City Banks and Ameritrust acquisitions, and the third quarter impact of Margaretten. Included in other expense for the first nine months of 1994 was approximately $33 million related to the amortization of goodwill and other intangible assets associated with the First City Banks, Ameritrust and Margaretten acquisitions. As a result of these acquisitions, total amortization of goodwill and intangibles amounted to $85 million in the first nine months of 1994, an increase of 12% from the same period in 1993. Marketing expenses for the first nine months of 1994 was $142 million, an increase of $34 million from the comparable period in 1993, reflecting the marketing campaign for the co-branded Shell MasterCard program, as well as increased promotional advertising related to the Corporation's retail banking business.

    The Corporation expects that total noninterest operating expense in 1994 will be higher than that in 1993, reflecting costs associated with the continued investment by the Corporation to grow key businesses.

    Part I
    Item 2 (continued)

    INCOME TAXES
    The Corporation's effective tax rate was 41.5% in the third quarter and the first nine months of 1994. Tax expense in the 1993 third quarter and first nine months included income tax benefits of $214 million and $331 million, respectively. Because the Corporation recognized its remaining available Federal tax benefits in the third quarter of 1993, the Corporation's earnings, beginning in the fourth quarter of 1993, have been reported on a fully-taxed basis.

    -----------------------------------------------------------------
    LINES OF BUSINESS RESULTS
    -----------------------------------------------------------------

    Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance within the Global Bank, Regional Bank, Real Estate and Corporate sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Certain amounts reported in prior periods have been restated to conform with the current 1994 presentation. Lines-of-business results are subject to further restatement as appropriate to reflect future refinements in management reporting policies or changes to the management organization.

    Part I
    Item 2 (continued)


                                        Global Bank           Regional Bank        Texas Commerce

    For the three months
    ended September 30,               1994       1993       1994       1993       1994        1993
    (in millions, except ratios)      ----       ----       ----       ----       ----        ----
    Net Interest Income          $     269  $     302  $     762  $     726   $    173   $     171
    Noninterest Revenue                521        588        349        319         99         107
    Noninterest Expense                313        315        751        680        198         188
                                  --------   --------   --------   --------   --------    --------
    Operating Margin                   477        575        360        365         74          90
    Credit Provision                    43         71        109        116        (10)         (4)
    Foreclosed Property Expense        ---         16          1          8         (5)         17
                                  --------   --------   --------   --------   --------    --------
    Income Before Taxes                434        488        250        241         89          77
    Income Taxes                       168        192        105        100         32          20
                                  --------   --------   --------   --------   --------    --------
    Net Income                         266        296        145        141         57          57
                                  ========   ========   ========   ========   ========    ========

    Average Assets               $ 106,313  $  82,597  $  43,704  $  40,438   $ 19,576   $  21,671
    Return on Common Equity           25.6%      24.7%      19.3%      18.9%      13.1%       12.7%
    Return on Assets                  0.99%      1.42%      1.32%      1.39%      1.16%       1.04%
    Overhead Ratio <b>                39.6%      37.2%      67.7%      65.8%      71.0%       73.7%
    --------------------------------------------------------------------------------------------

                                                               Real Estate             Total<a>

    For the three months ended September 30,                1994       1993       1994        1993
    (in millions, except ratios)                           -----      -----      -----       -----

    Net Interest Income                                $      32  $      39   $  1,177   $   1,163
    Noninterest Revenue                                        4          6        984       1,004
    Noninterest Expense                                       25         22      1,309       1,185
                                                        --------   --------   --------    --------
    Operating Margin                                          11         23        852         982
    Credit Provision                                          38         82        100         298
    Foreclosed Property Expense                                5         22          2          70
                                                        --------   --------   --------    --------
    Income (Loss) Before Taxes                               (32)       (81)       750         614
    Income Taxes (Benefits)                                  (14)       (36)       311         259
                                                        --------   --------   --------    --------
    Net Income (Loss) Before
      Special Items                                          (18)       (45)       439         355
    Special Items (Federal Tax Benefits and the
      impact of the Restructuring Charge)                     --         --         --         147
                                                        --------   --------   --------    --------
    Net Income (Loss)                                        (18)       (45)       439         502
                                                        ========   ========   ========    ========

    Average Assets                                     $   4,968  $   6,896   $168,979   $ 143,674
    Return on Common Equity                                   NM         NM       16.9%       20.9%
    Return on Assets                                          NM         NM       1.03%       1.39%
    Overhead Ratio <b>                                        NM         NM       60.7%       57.9%

    <a> Total column includes Corporate sector. See description of
        Corporate sector on page 31.
    <b> Reflects noninterest expense plus foreclosed property expense, less the impact of restructuring charges.
    NM -Not meaningful.

    Part I
    Item 2 (continued)

                                        Global Bank          Regional Bank          Texas Commerce

    For the nine months
    ended September 30,               1994       1993       1994       1993       1994        1993
    (in millions, except ratios)     -----      -----      -----      -----      -----       -----
    Net Interest Income          $     763  $     934  $   2,252  $   2,176   $    510   $     523
    Noninterest Revenue              1,451      1,731        987        929        307         297
    Noninterest Expense                925        910      2,222      2,057        596         555
                                  --------   --------   --------   --------   --------    --------
    Operating Margin                 1,289      1,755      1,017      1,048        221         265
    Credit Provision                   128        239        327        361        (30)          6
    Foreclosed Property Expense          2         29         (1)        28        (14)         54
                                  --------   --------   --------   --------   --------    --------
    Income Before Taxes              1,159      1,487        691        659        265         205
    Income Taxes                       445        586        293        273         97          59
                                  --------   --------   --------   --------   --------    --------
    Net Income                         714        901        398        386        168         146
                                  ========   ========   ========   ========   ========    ========

    Average Assets               $ 103,296  $  81,300  $  42,685  $  40,630   $ 20,159   $  20,987
    Return on Common Equity           22.4%      24.6%      18.6%      17.0%      12.9%       11.7%
    Return on Assets                  0.92%      1.48%      1.25%      1.27%      1.11%       0.93%
    Overhead Ratio <b>                41.9%      35.2%      67.1%      67.1%      71.2%       74.3%
    -----------------------------------------------------------------------------------------------
                                                               Real Estate             Total<a>

    For the nine months ended September 30,                 1994       1993       1994        1993
    (in millions, except ratios)                           -----      -----      -----       -----

    Net Interest Income                                $     108  $     126   $  3,505   $   3,487
    Noninterest Revenue                                       14         15      2,782       2,971
    Noninterest Expense                                       73         68      3,877       3,617
                                                        --------   --------   --------    --------
    Operating Margin                                          49         73      2,410       2,841
    Credit Provision                                         177        250        465         973
    Foreclosed Property Expense                               45         72         39         226
                                                        --------   --------   --------    --------
    Income (Loss) Before Taxes                              (173)      (249)     1,906       1,642
    Income Taxes (Benefits)                                  (76)      (110)       791         684
                                                        --------   --------   --------    --------
    Net Income (Loss) Before Special
      Items/Accounting Changes                               (97)      (139)     1,115         958
    Special Items (Federal Tax Benefits and the
      impact of the Restructuring Charge)                    ---        ---        ---         264
    Accounting Changes (SFAS 106 and 109)                    ---        ---        ---          35
                                                        --------   --------   --------    --------
    Net Income (Loss)                                        (97)      (139)     1,115       1,257
                                                        ========   ========   ========    ========

    Average Assets                                     $   5,400  $   7,115   $165,750   $ 144,216
    Return on Common Equity                                   NM         NM       14.4%       17.9%
    Return on Assets                                          NM         NM       0.90%       1.17%
    Overhead Ratio <b>                                        NM         NM       61.5%       58.5%

    <a> Total column includes Corporate sector. See description of
        Corporate sector on page 31.
    <b> Reflects noninterest expense plus foreclosed property expense, less the impact of restructuring charges.
    NM - Not meaningful.

    Part I
    Item 2 (continued)

    Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for credit losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk-grading system that is consistently applied throughout the Corporation. A long-term expected tax rate is assigned in evaluating the Corporation's businesses. Texas Commerce's results are tracked and reported on a legal entity basis, including the return on equity calculation.

    -----------------------------------------------------------------
    Global Bank
    -----------------------------------------------------------------

    The Global Bank is organized into four principal management entities: Banking & Corporate Finance (worldwide wholesale client management and venture capital activities); Structured Finance (loan syndications, high-yield securities and mergers & acquisitions); Asia, Europe & Capital Markets (securities, foreign exchange, and derivatives trading, the Corporation's treasury functions, and the administration of the international branch system in Asia and Europe); and Emerging Markets (cross-border investment banking, local merchant banking, and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing underwriting, distribution, and risk management skills.

    The Global Bank's net income in the third quarter of 1994 was $266 million, a decrease of $30 million from the third quarter of 1993. The decline was primarily due to decreases in noninterest revenue of $67 million and in net interest income of $33 million, partially offset by a $28 million lower credit provision and $16 million lower foreclosed property expense. The Global Bank's net income for the first nine months of 1994 was $714 million compared with $901 million in the same period in 1993. The lower results reflect decreases in noninterest revenue of $280 million and in net interest income of $171 million, coupled with higher noninterest expense of $15 million. These unfavorable factors were partially offset by a $111 million decline in credit provision and $27 million lower foreclosed property expense.

    The decrease in noninterest revenue was primarily due to a decline in trading revenues to $206 million for the third quarter of 1994, compared with trading revenues of $268 million in the 1993 third quarter. For the first nine months, trading revenues were $582 million in 1994, down from $801 million in 1993. For a further discussion of the Global Bank's trading results, see the trading revenues section of this Form 10-Q. Securities gains were $4 million in the 1994 third quarter, a decrease of $44 million from the same period in 1993. For the first nine months, securities gains were $72 million in 1994, versus $130 million in 1993. The decreases in trading revenues and securities gains were partially offset by higher revenues from equity-related investments for the third quarter of 1994, when compared with the comparable period in 1993. Also in the 1994 third quarter, gains on sales of LDC-related past-due interest bonds were $80 million versus gains from the sales of such bonds of $52 million in the 1993 third quarter. The first nine months of 1994 included the recognition of $125 million in net gains from sales of LDC-related past-due interest bonds, compared with net gains of $152 million in the same period a year ago.

    The decreases in net interest income for both 1994 periods were due to the rising interest rate environment, combined with a change in the mix of earning assets from loans to lower interest-earning liquid assets. The decline in credit provision is attributable to substantially improved credit quality in Banking & Corporate Finance.

    For the first nine months of 1994, noninterest expense rose $15 million, compared to the same period in 1993, reflecting the Global Bank's continued investment in the securities business. The decline in foreclosed property expense was due to lower writedowns on properties in the United Kingdom. The substantial increase in average assets is primarily due to the adoption of FASI 39.

    Part I
    Item 2 (continued)

    -----------------------------------------------------------------
    Regional Bank
    -----------------------------------------------------------------

    The Regional Bank includes Retail Banking (New York Markets -- consumer banking and commercial and professional banking; Retail Card Services; and National Consumer Business), Regional Relationship Banking (Middle Market -- regional commercial banking; Private Banking; and Chemical New Jersey Holdings, Inc.) and Geoserve (cash management, funds transfer, trade, corporate trust and securities services worldwide). The Corporation's Technology and Operations group is also managed within this organizational structure. The Corporation maintains a leading market share position in serving the financial needs of Middle Market commercial enterprises in the New York metropolitan area. Private Banking serves a high net worth clientele with banking and investment services. The Regional Bank's results for the third quarter of 1994 include the acquisition of Margaretten and prior periods have not been restated.

    The Regional Bank's net income of $145 million for the third quarter of 1994 increased from last year's third quarter results of $141 million. The increase in net income is primarily due to improvements in net interest income of $36 million and noninterest revenue of $30 million, coupled with a lower credit provision and foreclosed property expense of $7 million and $7 million, respectively. These improvements were partially offset by higher noninterest expense of $71 million. For the first nine months of 1994, the Regional Bank's net income of $398 million improved from $386 million in the comparable 1993 period. The results for the first nine months of 1994 included a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding this one-time charge, the Regional Bank's net income was $426 million and its return on equity was 20.0%. The increase in earnings (excluding the restructuring charge) can be attributable to increases in net interest income of $76 million and noninterest revenue of $58 million, as well as reductions in credit provision of $34 million and in foreclosed property expense of $29 million, partially offset by higher noninterest expense of $117 million.

    The increases in net interest income for both of the 1994 periods were primarily due to higher demand deposit volumes, wider deposit spreads in New York Markets, a higher level of loans in credit card and consumer lending, as well as the contribution from Margaretten. The increase of $30 million in noninterest revenue in the 1994 third quarter reflected the higher fees from revolving credit products in Retail Card Services primarily due to the launch of the co-branded
    Shell MasterCard in the fourth quarter of 1993. Also contributing to the improvement were higher deposit servicing fees in New York Markets and the inclusion of Margaretten's operating revenues in the 1994 third quarter. Partially offsetting these factors were lower corporate finance fees in Middle Market. The lower credit provision resulted from improvements in credit quality for Middle
    Market and Chemical New Jersey Holdings, Inc. Foreclosed property expense decreased primarily in Chemical New Jersey
    Holdings, Inc. and in the National Consumer Business.

    The increase in noninterest expense is primarily due to the aforementioned launch of the Shell MasterCard, resulting in higher operating expenses of $30 million in the 1994 third quarter and $96 million in the first nine months. Also, noninterest expenses in the National Consumer Business for the third quarter of 1994 increased $42 million from the comparable 1993 period, of which approximately $28 million related to the acquisition of Margaretten and the remainder to higher expenses due to increased Consumer Finance revenues (primarily from loan origination activities).

    Part I
    Item 2 (continued)

    -----------------------------------------------------------------
    Texas Commerce Bancshares
    -----------------------------------------------------------------

    Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of September 30, 1994, Texas Commerce had approximately $20 billion in total assets with 117 locations statewide.

    Texas Commerce's net income in the third quarter of 1994 was $57 million, comparable with the prior year's third quarter results.
    On a pre-tax basis, Texas Commerce recorded income of $89 million for the third quarter of 1994, up 16% from the third quarter of 1993. The increase in the 1994 third quarter period, compared with the 1993 third quarter period, was primarily due to decreases in foreclosed property costs of $22 million and in the credit provision of $6 million coupled with higher net interest income of $2 million. These positive factors were partially offset by higher noninterest expense of $10 million and lower noninterest revenue of $8 million. For the first nine months, Texas Commerce's net income increased to $168 million in 1994, compared with $146 million in 1993. This increase resulted from lower foreclosed property expense of $68 million coupled with a lower credit provision of $36 million and higher noninterest revenue of $10 million. These results were partially offset by higher noninterest expense of $41 million and a $13 million decline in net interest income. The $146 million net income for the first nine months of 1993 excludes the restructuring charge ($43 million pre-tax; $30 million after-tax) related to the acquisition of the First City Banks and a positive $14 million after-tax net effect from the implementation of SFAS 106 and SFAS 109.

    Based on continuing improvements in asset quality and Texas Commerce's already adequate allowance for losses, Texas Commerce recorded a credit to the provision for losses in the first nine months of 1994. The improved asset quality also led to the substantial decline in foreclosed property expense. Noninterest revenue decreased during the 1994 third quarter, when compared to the prior year's comparable period, due to one-time gains from asset sales included in the 1993 third quarter amount. The increase in noninterest revenue for the first nine months of 1994 is due primarily to strong growth in trust income (which was up 36% from the 1993 comparable period) reflecting both increased demand for Texas Commerce's services as well as the effects of the acquisitions of the First City Banks and Ameritrust in 1993. For the first nine months of 1994, net interest income decreased as a result of lower loan volume and lower interest rate spreads.

    The increase in noninterest expense is attributable to the operating expenses associated with the 1993 acquisitions of the First City Banks and Ameritrust.

    Nonperforming assets declined to $174 million at September 30, 1994, down $3 million from the 1994 second quarter. The decrease represented the 25th consecutive quarterly decline from a peak of $1,303 million in mid-1988.

    -----------------------------------------------------------------
    Real Estate
    -----------------------------------------------------------------

    Real Estate includes the management of the Corporation's commercial real estate portfolio, exclusive of those in Chemical Bank New Jersey Holdings, Inc. (included in Regional Bank section) and in Texas Commerce. Real Estate had a net loss of $18 million for the third quarter of 1994 compared with a net loss of $45 million in the third quarter of 1993. For the first nine months, Real Estate's net loss was $97 million in 1994, compared with $139 million in 1993. The improvement in results was primarily due to a decrease in credit provision and lower foreclosed property expense reflecting the continued progress in managing the Corporation's real estate portfolio. Total nonperforming assets at September 30, 1994 were $1,007 million, down 6% from $1,074 million in the second quarter of 1994 and down 29% from $1,412 million in the third quarter of 1993.

    Part I
    Item 2 (continued)

    -----------------------------------------------------------------
    Corporate
    -----------------------------------------------------------------

    Corporate had a net loss of $11 million for the 1994 third quarter and a net loss of $68 million for the first nine months of 1994, compared with net income of $53 million and a net loss of $37 million, respectively, for the comparable 1993 periods. Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Included in the $37 million net loss for the first nine months of 1993 were the following one-time items: the recognition of $331 million in Federal tax benefits, a noninterest expense charge of $67 million ($115 million pre tax) as a result of a reassessment of costs associated with the merger with MHC; an after-tax loss of $53 million ($75 million pre-tax) due to the writedown associated with the planned disposition of residential mortgages, a net $35 million gain from the adoption of SFAS 106 and SFAS 109 and a $30 million after-tax restructuring charge ($43 million pre-tax) related to the acquisition of the First City Banks.

    -----------------------------------------------------------------
    BALANCE SHEET ANALYSIS
    -----------------------------------------------------------------

    The Corporation's total assets were $169.3 billion at September 30, 1994, an increase of $19.4 billion from the 1993 year-end. As a result of the adoption of FASI 39 on January 1, 1994, total assets and liabilities each increased by approximately $17.0 billion at September 30, 1994, with unrealized gains reported as Trading Assets-Risk Management Instruments and unrealized losses reported in Other Liabilities. Prior to the adoption of FASI 39, unrealized gains and losses were reported net in Other Assets. See Note 1 in this Form 10-Q for a further discussion of FASI 39.

    SECURITIES

    As of December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). As a result of the adoption of SFAS 115, available-for-sale debt and equity securities that were previously measured either at amortized cost or at the lower of aggregate amortized cost or market are currently measured at fair value. See Note 3 of the Notes to Consolidated Financial Statements for a further discussion of SFAS 115.

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

    The Corporation's loans outstanding totaled $77.1 billion at September 30, 1994, an increase of $1.8 billion from year-end 1993, but $.7 billion lower than September 30, 1993. The growth in loans outstanding from the December 31, 1993 level reflects an increase in the consumer and commercial and industrial loan portfolios. The loan portfolio at September 30, 1994 reflects a second consecutive quarter-end increase in loans outstanding, in comparison to the declines previously experienced in the Corporation's total loan portfolio. Management believes that the increase in loan demand will continue in the 1994 fourth quarter and into 1995.

    Part I
    Item 2 (continued)

    The Corporation is a leading participant in loan originations and sales. This activity is comprised of the origination and sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to originate and subsequently reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the 1994 third quarter and nine months, the Corporation acted as agent or co-agent for approximately $134 billion and $263 billion, respectively, in syndicated credit facilities.

    The Corporation's loan balances were as follows for the dates indicated:

                             September 30, December 31, September 30,
    (in millions)                     1994         1993          1993
                             -------------  -----------  ------------
    LOANS
    Domestic Commercial:
     Commercial Real Estate <a>    $  6,361    $  7,338    $  7,797
     Commercial and Industrial       20,783      18,874      23,770
     Financial Institutions           3,084       4,816       3,081
                                   --------    --------    --------
      Total Commercial Loans         30,228      31,028      34,648
                                   --------    --------    --------
    Domestic Consumer:
     Residential Mortgage <b>        13,152      12,244      11,492
     Credit Card                      8,329       7,176       6,436
     Other Consumer (c)               6,990       6,266       6,084
                                   --------    --------    --------
      Total Consumer Loans           28,471      25,686      24,012
                                   --------    --------    --------
      Total Domestic Loans           58,699      56,714      58,660
    Foreign, primarily
      Commercial <d>                 18,439      18,667      19,119
                                   --------    --------    --------
      Total Loans                  $ 77,138    $ 75,381    $ 77,779
                                   ========    ========    ========

    [FN]
    <a> Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
    <b> Consists of 1-4 family residential mortgages.
    (c) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
    <d> Includes loans previously classified as LDC loans.  Previously reported loan amounts have been reclassified to conform with the current presentation.


    NONPERFORMING ASSETS
    For a description of the Corporation's accounting policies for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated Financial Statements on pages B57-B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. For a description of the Corporation's shared-loss assets acquired from First City which are subject to loss-sharing provisions of the Purchase and Assumption Agreements between the Federal Deposit Insurance Corporation ("FDIC") and Texas Commerce, see Note Seven of the Notes to the Consolidated Financial Statements on page B64 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. At September 30, 1994, nonperforming shared-loss assets acquired from First City were $59 million. Such assets are not included in the amount of nonperforming assets below.

    Part I
    Item 2 (continued)

    The following table sets forth the nonperforming assets and contractually past-due loans of the Corporation at September 30, 1994, December 31, 1993 and September 30, 1993.

                              September 30, December 31, September 30,
    (in millions)                      1994         1993          1993
                              -------------  ------------  -----------
    NONPERFORMING LOANS:
    Domestic Commercial:
     Commercial Real Estate        $    570    $    682    $    767
     Commercial and Industrial          460         867       1,111
     Financial Institutions              14          24          39
                                   --------    --------    --------
      Total Commercial Loans          1,044       1,573       1,917
                                   --------    --------    --------
    Domestic Consumer:
     Residential Mortgage               147         101          93
     Other Consumer                      23          24          22
                                   --------    --------    --------
      Total Consumer Loans              170         125         115
                                   --------    --------    --------
     Total Domestic                   1,214       1,698       2,032
    Foreign, primarily
      Commercial <a>                    310         893       1,014
                                   --------    --------    --------

    Total Nonperforming Loans      $  1,524    $  2,591    $  3,046
    Assets Acquired as
      Loan Satisfactions                669         934       1,086
                                   --------    --------    --------
    Total Nonperforming Assets     $  2,193    $  3,525    $  4,132
                                   ========    ========    ========

    Contractually Past-Due Loans <b>:
     Consumer                      $    268    $    299    $    287
     Commercial and Other Loans          42          24          49
                                   --------    --------    --------
      Total Contractually
        Past-Due Loans             $    310    $    323    $    336
                                   ========    ========    ========
    [FN]
    <a> Includes nonperforming loans previously classified as LDC nonperforming loans. Previously reported amounts have been restated to conform with the current presentation.
    <b> Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.


    The Corporation's total nonperforming assets at September 30, 1994 were $2,193 million, a decrease of $1,332 million from the 1993 year-end level and a decrease of $1,939 million from last-year's comparable quarter. This improvement in the Corporation's credit profile is a result of a significantly lower level of loans being placed on nonperforming status as well as the impact of repayments, charge-offs, and the Corporation's continuing loan workout and collection activities. In October 1994, the Corporation agreed to sell a $341 million portfolio of commercial mortgage loans and real estate assets to The Morgan Stanley Real Estate Fund, L.P., and
    Lennar Florida Partners. The purchase price for the portfolio, which contained approximately 86% nonperforming loans and foreclosed properties, was more than approximately 60% of face value and in excess of the Corporation's carrying value for those assets. This transaction provided the Corporation with the opportunity to take advantage of recent increases in prices paid for distressed real estate assets, while at the same time alleviating the administrative burden of working out these assets.

    As a result of the foregoing sale, as well as the Corporation's other initiatives, management expects a further reduction in the level of its nonperforming assets during the remainder of 1994 and continuing into 1995.

    Part I
    Item 2 (continued)

    The following table presents the reconciliation of nonperforming assets for the third quarter and first nine months of 1994 and 1993.

    RECONCILIATION OF NONPERFORMING ASSETS
                                         Third Quarter     Nine Months
                                        --------------  --------------
    (in millions)                       1994     1993    1994     1993
                                       -----    -----   -----    -----

    Balance at beginning of period    $2,493   $4,863  $3,525   $6,092
    Additions:
     Loans placed on
       nonperforming status              196      256     708    1,255
    Deductions:
     Payments                            263      521     907    1,205
     Sales                                79       59     212      268
     Charge-offs <a>                      89      245     457      807
     Write-downs                           5       54      52      187
     Return to performing status          60      108     412      661
     Transfer to held-for-sale
       (other assets)                    ---      ---     ---       87
                                      ------   ------  ------   ------
    Balance at end of period          $2,193   $4,132  $2,193   $4,132
                                      ======   ======  ======   ======
    [FN]
    <a> Excludes those consumer charge-offs that are recorded on a formula basis.

    ALLOWANCE FOR LOSSES
    The accompanying table reflects the activity in the allowance for losses for the third quarter and nine months ended September 30, 1994 and 1993.

                                        Third Quarter    Nine Months
                                        --------------  --------------
    (in millions)                       1994    1993    1994    1993
                                        -----   -----   -----   -----
    Non-LDC Allowance:
     Balance at Beginning of Period   $2,676  $2,421  $2,423  $2,206
     Provision for Losses                100     298     465     973
     Charge-Offs                        (201)   (327)   (720) (1,082)
     Recoveries                           76      29     180     109
                                      ------  ------  ------  ------
       Net Charge-Offs                  (125)   (298)   (540)   (973)
     Transfer from LDC Allowance         ---     ---     300     200
     Other                                (1)      8       2      23<a>
                                      ------  ------  ------  ------
     Balance at End of Period          2,650   2,429   2,650   2,429
                                      ------  ------  ------  ------
    LDC Allowance:
     Balance at Beginning of Period      ---     570     597     819
     Provision for Losses                ---     ---     ---     ---
     Charge-Offs                         ---     (39)   (296)    (59)
     Recoveries                          ---      38      57     129
                                      ------  ------  ------  ------
       Net (Charge-Offs) Recoveries      ---      (1)   (239)     70
     Losses on Sales and Swaps           ---     (26)    (58)   (146)
     Transfer to Non-LDC Allowance       ---     ---    (300)   (200)
                                      ------  ------  ------  ------
     Balance at End of Period            ---     543       0     543
                                      ------  ------  ------  ------
     Total Allowance for Losses       $2,650  $2,972  $2,650  $2,972
                                      ======  ======  ======  ======
    [FN]
    <a> Primarily related to the First City Banks acquisition.

    Part I
    Item 2 (continued)

    Completion of the Brazilian refinancing package during the 1994 second quarter brought to a close the broad rescheduling programs begun in the mid-1980s. In connection with completion of the Brazilian refinancing program, the Corporation performed a final valuation of its LDC portfolio, adjusting its medium- and long-term outstandings to the various LDC countries constituting the portfolio to amounts that management believed to be the estimated net recoverable values of each of such loans at June 30, 1994. The final valuation resulted in a $291 million charge in the 1994 second quarter. The remaining LDC allowance of $300 million (after taking the aforementioned charge-off) was transferred to the general allowance for losses.

    The following table presents the Corporation's allowance coverage ratios at September 30, 1994, December 31, 1993 and September 30, 1993.

    ALLOWANCE COVERAGE RATIOS

                          September 30,    December 31, September 30,
    For the Period Ended:          1994            1993          1993
                          -------------    ------------ -------------
    Allowance for Losses to:
     Loans at Period-End            3.44%          4.01%         3.82%
     Average Loans                  3.55           3.84          3.73
     Nonperforming Loans          173.88         116.56         97.57


    The Corporation deems its allowance for losses at September 30, 1994 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, as well as from other balance sheet and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements.

    NET CHARGE-OFFS

                                         Third Quarter     Nine Months
                                         --------------  --------------
    (in millions)                        1994     1993   1994     1993
                                         -----    -----  -----   ------
    Net Charge-Offs:
     Domestic Commercial:
      Commercial Real Estate          $   20   $   51  $  143   $  178
      Commercial and Industrial            9      117      97      316
      Financial Institutions             ---        1      (1)      15
                                      ------   ------  ------   ------
        Total Commercial Net
          Charge-Offs                     29      169     239      509
                                      ------   ------  ------   ------
     Domestic Consumer:
      Residential Mortgage                12        2      24       65
      Credit Card                         84       76     247      245
      Other Consumer <a>                   4        6      13       20
                                      ------   ------  ------   ------
        Total Consumer Net
          Charge-Offs                    100       84     284      330
                                      ------   ------  ------   ------
     Total Domestic Net Charge-Offs      129      253     523      839
     Foreign <b>                          (4)      72     314      210
                                      ------   ------  ------   ------
    Total Net Charge-Offs             $  125   $  325  $  837   $1,049
                                      ======   ======  ======   ======
    [FN]
    <a> There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees.
    <b> Includes charge-offs previously classified as LDC charge-offs and losses on sales and swaps. Previously reported net charge-off amounts have been reclassified to conform with the current presentation.

    Part I
    Item 2 (continued)

    For a discussion of net charge-offs, see the various credit portfolio sections in this Form 10-Q. Management expects total net charge-offs in the 1994 fourth quarter to be at a level comparable with the level of the 1994 third quarter.

    DOMESTIC COMMERCIAL REAL ESTATE
    The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties, which are included in the consumer loan portfolio. The domestic commercial real estate loan portfolio totaled $6.4 billion at September 30, 1994, a decline from $7.3 billion at December 31, 1993 and a decline from $7.8 billion at September 30, 1993. The decreases from the 1993 year-end and prior year periods are attributable to repayments, transfers to real estate owned and charge-offs.

    The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                         September 30,   December 31,  September 30,
      (in millions)               1994           1993           1993
                         -------------   ------------  -------------
    Commercial Mortgages        $5,258         $5,917         $6,213
    Construction                 1,103          1,421          1,584
                                ------         ------         ------
    Total Domestic Commercial
      Real Estate Loans         $6,361         $7,338         $7,797
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

    DOMESTIC COMMERCIAL REAL ESTATE BY PROPERTY TYPE AND GEOGRAPHIC REGION <a>

                                                     September 30, 1994
                                         -----------------------------------------
                                                                                      Dec. 31,
                                                                 Other                    1993
    (in millions)                        NY/NJ       Texas    Domestic       Total       Total
                                        ------       -----    --------       -----    --------
    Office:
           Loans                        $  754      $  384      $  224      $1,362      $1,589
           Nonperforming Loans              60           2          28          90         180
           Real Estate Owned                34           8          22          64         140

    Retail:
           Loans                           573         252         398       1,223       1,370
           Nonperforming Loans              43          11         ---          54          52
           Real Estate Owned                17           2          44          63          65

    Residential: <b>
           Loans                           534         185         164         883       1,161
           Nonperforming Loans              88          10           7         105         130
           Real Estate Owned                82         ---         ---          82         123

    Hotel:
           Loans                           108          61         309         478         574
           Nonperforming Loans              38         ---          74         112          72
           Real Estate Owned               129         ---          16         145         211

    Land:
           Loans                           246         109          21         376         387
           Nonperforming Loans             102           2           7         111          90
           Real Estate Owned                46          55          47         148         212

    Other:
           Loans                         1,089         643         307       2,039       2,257
           Nonperforming Loans              57          20          21          98         158
           Real Estate Owned                30           6         ---          36          47

    Total:
           Loans                        $3,304      $1,634      $1,423      $6,361      $7,338
           Nonperforming Loans             388          45         137         570         682
           Real Estate Owned               338          71         129         538         798

    <a> Nonperforming loans are included in loan balances.  Real Estate
        Owned denotes foreclosed commercial real estate, which is included in assets acquired as loan satisfactions.
    <b> Represents residential property construction, land development and multi-family permanent mortgages, excluding 1-4 family residential mortgages.

    Part I
    Item 2 (continued)

    The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 52% and 26%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 3% of the domestic commercial real estate loan portfolio.

    Nonperforming domestic commercial real estate assets were $1,108 million at September 30, 1994, a 25% decrease from December 31, 1993 and a decrease of $578 million, or 34%, from September 30, 1993. The improvement in nonperforming domestic commercial real estate asset levels for the first nine months of 1994 is the result of increased liquidity in the commercial real estate markets as well as successful workout activities.

    The third quarter of 1994 was the seventh consecutive quarter in which reductions to nonperforming domestic commercial real estate assets in the form of payments, returns to accrual status, and sales of real estate owned were greater than the additions to nonperforming assets. Domestic commercial real estate net charge-offs in the third quarter of 1994 totaled $20 million, compared with $51 million in the same period a year ago. For the first nine months, such charge-offs were $143 million in 1994, compared with $178 million in 1993. Writedowns of commercial real estate owned totaled $48 million for the first nine months of 1994, compared with $136 million in first nine months of 1993. Approximately $75 million and $195 million in commercial real estate owned were sold during the 1994 third quarter and first nine months, respectively. Generally, these assets were sold at or above carrying value.

    In October 1994, the Corporation agreed to sell a $341 million portfolio of distressed real estate assets. The sale significantly reduces the amount of the Corporation's nonperforming real estate assets. For additional information regarding this transaction, see the Nonperforming Assets section in this Form 10-Q.

    Domestic commercial real estate net charge-offs, writedowns, and nonperforming assets for the full year 1994 are expected to be below the full year 1993 levels.

    DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO
    The domestic commercial and industrial portfolio totaled $20.8 billion at September 30, 1994, compared with $18.9 billion at December 31, 1993 and $23.8 billion at September 30, 1993. The portfolio is diversified geographically and by industry. The largest industry concentrations are oil and gas and retailing, each of which approximate 2.2% of total loans. All of the other remaining industries are each less than 2% of total loans.

    Included in the domestic commercial and industrial portfolio are loans related to highly leveraged transactions ("HLT's"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at September 30, 1994 totaled approximately $1.5 billion, compared with $1.9 billion at December 31, 1993 and $2.0 billion at September 30, 1993. The substantial reduction in the HLT loan portfolio from September 30, 1993 can be largely attributed to repayments and reclassifications to non-HLT status.
    At September 30, 1994, the Corporation had
    $131 million in nonperforming HLT loans compared with $269 million at the end of 1993 and $373 million at the end of the same period last year. Net recoveries related to HLTs for the nine months ended September 30, 1994 totaled $13 million, versus net charge-offs of $63 million for the comparable 1993 period.

    DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO
    The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insuring. Loans to domestic financial institutions were $3.1 billion at September 30, 1994 or 4% of total loans outstanding. Loans to domestic financial institutions are predominantly to broker-dealers, which comprise over half the domestic financial institution total.

    Part I
    Item 2 (continued)

    DOMESTIC CONSUMER PORTFOLIO
    The consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $28.5 billion at September 30, 1994, representing 37% of total loans, an increase from $25.7 billion or 34% of total loans at December 31, 1993 and an increase from $24.0 billion or 31% of total loans at September
    30, 1993.

    The following table presents the composition of the Corporation's domestic consumer loans at the dates indicated.

                         September 30,   December 31,  September 30,
    (in millions)                 1994           1993           1993
                         -------------   ------------  -------------

    Residential Mortgages      $13,152        $12,244       $ 11,492
    Credit Cards                 8,329          7,176          6,436
    Other Consumer Loans <a>     6,990          6,266          6,084
                               -------        -------        -------
    Total                      $28,471        $25,686       $ 24,012
                               =======        =======        =======
    [FN]
    <a> Includes installment and student loans.


    Residential mortgage loans at September 30, 1994 increased $1.7 billion from the comparable 1993 period in part due to the Margaretten acquisition in July 1994. Credit card receivables at September 30, 1994 increased $1.9 billion from the same period a year ago, of which approximately $1.5 billion is related to the co-branded Shell MasterCard program, which was introduced in the fourth quarter of 1993. Management expects continued growth in the level of Shell credit card outstandings for the fourth quarter of 1994. Management is exploring other opportunities in the credit card area, including the feasibility of other co-branded card programs.

    Total nonperforming domestic consumer loans at September 30, 1994 were $170 million and were comprised of $147 million of loans secured by residential real estate and $23 million of other consumer loans. Total nonperforming domestic consumer loans at December 31, 1993 were $125 million and were comprised of $101 million of loans secured by residential real estate and $24 million of other consumer loans. At September 30, 1993, total nonperforming domestic consumer loans were $115 million and were comprised of $93 million of loans secured by residential real estate and $22 million of other consumer loans. The rise in nonperforming domestic consumer residential loans since September 30, 1993 primarily reflects increases in the nonperforming status of certain loans originally extended several years ago under a reduced documentation mortgage program that was discontinued in 1990.

    Management expects consumer loan net charge-offs in the fourth quarter of 1994 will be somewhat higher than the fourth quarter of 1993 due to the growth of the consumer portfolio, including the higher level of credit card receivables outstanding as a result of the Shell MasterCard program.

    Part I
    Item 2 (continued)

    MORTGAGE BANKING ACTIVITIES
    During the 1994 third quarter, the Corporation acquired Margaretten Financial Corporation. See Note 12 on page 14 of this Form 10-Q for a further discussion. Subsequently, during the 1994 third quarter, the Corporation sold to Bank of America, FSB, a BankAmerica Corporation subsidiary, Margaretten's mortgage servicing operations located in Richmond, Virginia. This transaction included the assumption of the lease and fixed assets of the Richmond facility as well as the servicing rights to a portion of the GNMA portfolio and private investor portfolio that were serviced at that facility.

    The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans. In accordance with current accounting standards, the value of such servicing rights related to originating mortgage loans is not recorded as an asset in the financial statements. The Corporation originated $3.2 billion of mortgages in the third quarter of 1994 versus $3.5 billion in the same 1993 period. For the first nine months, the Corporation originated $10.2 billion of mortgages in 1994, compared with $10.1 billion originated in 1993. For the first nine months of 1994, the Corporation sold to investors approximately 75% of the residential mortgage loans it had originated, compared with 91% in 1993.

    In addition to originating mortgage servicing rights, the Corporation also purchases mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. The Corporation's servicing portfolio amounted to $55.9 billion at September 30, 1994 compared with $36.4 billion at December 31, 1993 and $36.1 billion at September 30, 1993. Purchased mortgage servicing rights (included in other assets) amounted to $473 million at September 30, 1994 compared with $249 million at December 31, 1993 and $231 million at September 30, 1993. The increases in the servicing portfolio and in purchased mortgage servicing rights at September 30, 1994 were primarily due to the Margaretten acquisition. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage
    (i.e., originated within the past two years when interest rates have been relatively low). The Corporation utilizes an amortization method based on adjusted cash flows to amortize purchased mortgage servicing rights. The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments.

    FOREIGN PORTFOLIO
    The foreign portfolio includes foreign commercial and industrial loans, loans to foreign financial institutions, foreign commercial real estate, loans to foreign governments and official institutions, and foreign consumer loans. At September 30, 1994, the Corporation's total foreign loans were $18.4 billion, compared with $18.7 billion at December 31, 1993 and $19.1 billion at September 30, 1993. Included in foreign loans were foreign commercial and industrial loans of $7.4 billion at the end of the 1994 third quarter, an increase of $.8 billion from the 1993 year-end and $.6 billion from September 30, 1993.

    Total foreign commercial real estate loans at September 30, 1994 were $.5 billion, slightly reduced from $.6 billion at December 31, 1993 and unchanged from September 30, 1993. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

    BRAZIL
    For a discussion of significant developments with respect to the restructuring of Brazilian debt, see pages B41 and B42 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and page 38 of the Corporation's Form 10-Q for the quarter ended June 30, 1994. The following significant events have occurred since June 30, 1994: Principal bonds ($50 million) and EI bonds (approximately $26 million) that the Corporation received on April 15, 1994 as part of the Brazilian exchange and which were held in escrow since that date were released from escrow on September 22, 1994. As of September 30, 1994, the Corporation had sold approximately $125 million face value of EI bonds and had approximately $64 million face value (which includes the aforementioned $26 million released from escrow on September 22, 1994) of EI bonds remaining unsold.

    Part I
    Item 2 (continued)

    The aforementioned bonds received by the Corporation through the exchange are measured subject to the provisions of SFAS 115. The Corporation classified all the bonds it received in the exchange as available-for-sale, and therefore such bonds are valued at fair value. As a result of the exchange, the Corporation removed approximately $270 million of Brazilian loans from nonperforming status during 1994. Future sales by the Corporation, of the remaining EI bonds it holds, will depend upon market conditions during the remainder of 1994 and 1995.

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

    Total stockholders' equity was $10.8 billion at September 30, 1994, down from $11.2 billion at December 31, 1993 and $10.9 billion at September 30, 1993. The lower level of stockholders' equity at September 30, 1994 from the 1993 year-end reflects a $511 million net reduction in the fair value of available-for-sale securities accounted for under SFAS 115; the redemption of $404 million of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"); the net increase in treasury stock of $354 million, principally from the aforementioned repurchase of 10 million shares of the Corporation's common stock; and common and preferred dividends totaling $395 million. Partially offsetting the decline was an increase of $1,115 million from the net income generated during the nine month period as well as an increase of $200 million from the issuance of Adjustable Rate Cumulative Preferred Stock, Series L ("Series L Preferred Stock").

    Total capitalization (total stockholders' equity under risk-based capital guidelines and senior and subordinated debt that qualifies as Tier 2 Capital) increased by $179 million during the first nine months of 1994.

    LONG-TERM DEBT
    In the first nine months of 1994, additions to the Corporation's long-term debt were $1,742 million (including $792 million of medium-term notes, $350 million of subordinated debt that qualifies as Tier 2 Capital, $450 million of other long-term debt and the inclusion of $150 million from the acquisition of Margaretten). These additions were offset by maturities of $1,210 million of long-term debt (including $470 million of medium-term notes, $415 million of senior notes and $325 million of other long-term debt) and the redemption of $185 million of long-term debt. See Liquidity Management section for further discussion of the Corporation's long-term debt redemptions.

    COMMON STOCK DIVIDENDS
    On September 20, 1994, the Board of Directors of the Corporation increased the quarterly dividend on the outstanding shares of its common stock to $.44 per share (an increase of 16 percent from $.38 per share), payable on October 31, 1994 to stockholders of record at the close of business on October 6, 1994. On an annual basis, this represents an increase in the dividend rate to $1.76 per share, from $1.52 per share.

    Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

    Part I
    Item 2 (continued)

    RISK-BASED CAPITAL RATIOS
    At September 30, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.15% and 12.32%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS 115. At September 30, 1994, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.86% and 12.34%, respectively. At such date, Chemical Bank and Texas Commerce Bank National Association were each "well capitalized," as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%.

    LEVERAGE RATIOS
    The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for losses, goodwill, and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest risk); excellent asset quality; high liquidity; good earnings; and, in general, are considered strong banking organizations (rated composite 1 under the BOPEC rating system for bank holding companies). Other banking organizations are expected to have ratios of at least 4%-5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it. The Corporation's Tier I leverage ratio was 5.92% at September 30, 1994, compared with 6.77% at December 31, 1993. At September 30, 1994, Chemical Bank's Tier 1 leverage ratio was 5.93%, compared with 6.97% at December 31, 1993. The declines in the leverage ratios for both the Corporation and Chemical Bank reflect the adoption of FASI 39 on January 1, 1994. Assuming that FASI 39 had not been adopted, the Corporation's Tier 1 leverage ratio would have been 6.74% and Chemical Bank's Tier 1 leverage ratio would have been 7.03% at September 30, 1994.

    Part I
    Item 2 (continued)

    The table which follows sets forth the Corporation's Tier 1
    Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based Tier 1 and Total Capital ratios and Tier 1 leverage ratios for the dates indicated.

    CAPITAL AND RATIOS UNDER FEDERAL RESERVE BANK FINAL GUIDELINES

                                           September 30, December 31,
    (in millions, except ratios)                    1994         1993
                                           ------------- ------------
    Tier 1 Capital
     Common Stockholders' Equity               $   9,654    $   9,295
     Nonredeemable Preferred Stock                 1,450        1,654
     Minority Interest                                69           66
     Less: Goodwill                                 1088          941
           Non-Qualifying Intangible Assets          151          211
                                                --------     --------

     Tier 1 Capital                            $   9,934    $   9,863

    Tier 2 Capital
     Long-Term Debt Qualifying as Tier 2       $   3,544    $   3,437
     Qualifying Allowance for Losses               1,537        1,536
                                                --------     --------

     Tier 2 Capital                            $   5,081    $   4,973
                                                --------     --------

    Total Qualifying Capital                   $  15,015    $  14,836
                                                ========     ========

     Risk-Weighted Assets <a>                  $ 121,853    $ 121,446
     Tier 1 Capital Ratio                           8.15%        8.12%
     Total Capital Ratio                           12.32%       12.22%
     Tier 1 Leverage Ratio                          5.92%        6.77%

    [FN]
    <a> Includes off-balance sheet risk-weighted assets in the amount of $38,158 million, and $36,777 million, respectively, at September 30, 1994 and December 31, 1993.

    Excluding the Corporation's securities subsidiary, Chemical
    Securities Inc., the September 30, 1994 ratios of Tier 1 Leverage, Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 6.3%, 8.0% and 12.0%, respectively, compared with 7.2%, 7.9% and 11.9%, respectively, at December 31, 1993.

    -----------------------------------------------------------------
    LIQUIDITY MANAGEMENT
    -----------------------------------------------------------------

    The following liquidity management discussion focuses primarily on developments since December 31, 1993 and should be read in conjunction with the Liquidity Management section on pages B44 and B45 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

    The primary source of liquidity for the Corporation's bank subsidiaries derives from their ability to generate core deposits (which includes all deposits except noninterest bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first nine months of 1994 were $59 billion, a slight decrease from $60 billion for the comparable period in 1993. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. For the first nine months of 1994, the Corporation's percentage of average core deposits to average interest-earning assets was 45%, compared with 48% in the first nine months of 1993. Average core deposits as a percentage of average loans was 79% for the first nine months of 1994, compared with 75% for the same period a year ago.

    Part I
    Item 2 (continued)

    The Corporation is an active participant in the capital markets.
    In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the first nine months of 1994, the Corporation issued $200 million of preferred stock, $350 million of subordinated debt, $792 million of senior debt through its medium-term note program and $450 million of other long-term debt.

    During the first nine months of 1994, the Corporation redeemed $185 million of its long-term debt. On July 15, 1994, the Corporation redeemed all outstanding shares of its Series C Preferred Stock. The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. Approximately 33.6 million shares of the stock were redeemed. A portion of the redemption was funded by net proceeds received from the issuance of Adjustable Rate Cumulative Preferred Stock, Series L. The redemptions were undertaken by the Corporation in light of its ability (as a result of market conditions in general and the upgrades in the Corporation's credit ratings in particular) to access the credit markets on terms more favorable than that of the redeemed debt and preferred stock.
    These redemptions were part of the Corporation's plan to improve its capital position by achieving lower financing costs, reducing interest-rate risk and lengthening maturities. The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt and preferred stock in light of current market conditions.

    On May 27, 1994, the Corporation announced its intention to repurchase up to 10 million shares of its common stock on the open market from time to time during the twelve months following such announcement. As of the end of the third quarter, the Corporation had repurchased 10 million shares of its common stock and has completed this program.

    The following comments apply to the Consolidated Statement of Cash
    Flows.

    Cash and due from banks increased $1.2 billion during the first nine months of 1994, as net cash provided by financing and operating activities exceeded net cash used by investing activities. The $3.6 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($8.8 billion) and foreign deposits ($3.3 billion), partially offset by decreases in domestic deposits ($8.6 billion). The $1.9 billion of net cash provided by operating activities was principally due to earnings adjusted for noncash charges and credits. The $4.3 billion net cash used in investing activities was largely the result of cash outflows from purchases of securities ($18.8 billion), from Federal funds sold and securities purchased under resale agreements ($2.6 billion) and increases in net loans ($1.9 billion), partially offset by cash inflows from the sales and maturities of securities ($13.9 billion and $5.0 billion, respectively), as well as decreases in deposits with banks ($0.8 billion).

    Cash and due from banks decreased $1.5 billion during the first nine months of 1993, as net cash used by investing and operating activities exceeded the net cash provided by financing activities. The $3.2 billion of net cash used in investing activities was largely the result of cash outflows from purchases of securities ($8.8 billion), as well as increases in Federal funds sold and securities purchased under resale agreements ($3.7 billion) and in deposits with banks ($3.1 billion), partially offset by cash inflows from the net decrease in loans ($5.3 billion), proceeds from the maturity of securities ($4.6 billion) and sales of securities ($3.7 billion). The $2.1 billion net cash used in operating activities was primarily due to a net increase in trading account assets ($5.5 billion), partially offset by earnings. The $3.7 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($4.8 billion), net proceeds from the issuance of long-term debt ($3.3 billion), and foreign deposits ($1.5 billion), partially offset by increases in domestic deposits ($3.7 billion), and repayments and maturities of long-term debt ($2.0 billion).

    Part I
    Item 2 (continued)

    The Corporation's anticipated cash requirements (on a parent company only basis) for maturing medium- and long-term debt, for anticipated dividend payments on the Corporation's common stock and preferred stock, and for other ordinary-course parent company operations for the fourth quarter of 1994 amount to approximately an aggregate of $600 million. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends and the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of September 30, 1994, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $375 million 36-month facility and a $375 million 364-day facility.

    -----------------------------------------------------------------
    OFF-BALANCE SHEET ANALYSIS
    -----------------------------------------------------------------

    The following off-balance sheet analysis discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the Off-Balance Sheet Analysis section on pages B45 - B49 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993. For a discussion of the Corporation's accounting policies related to off-balance sheet instruments, see Note One on page B58 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

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

    All the Corporation's interest rate swaps and forwards are OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of September 30, 1994, approximately 24% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1993, approximately 53% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity that is exchange-traded versus OTC-traded will change from quarter to quarter depending upon conditions in the market place.

    Market Risk: The Corporation's business strategy is to manage the market risks associated with its trading activities through geographic, product and functional diversification. Because of the changing market environment, the monitoring and managing of these risks is a continuous process.

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

    Part I
    Item 2 (continued)

    The effects of any market gains or losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

    Credit Risk: The effective management of credit risk is a vital ingredient of the Corporation's off-balance sheet activities. The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions that it believes have relatively low credit risk. At September 30, 1994, approximately 95% of the notional volume of such activities were with commercial bank and financial institution counterparties. Non-financial institutions accounted for only 5% of the Corporation's derivatives and foreign exchange notional volumes. The great majority of the Corporation's derivatives and foreign exchange transactions are with counterparties that are banks and financial institutions which are dealers in these products.

    The majority of the Corporation's derivative and foreign exchange mark-to-market exposure amounts are outstanding for less than one year. At September 30, 1994, 35% of outstanding mark-to-market exposure amounts were scheduled to expire within three months, 18% within three to six months, 12% within six months to one year, 18% within one to three years and 17% greater than three years. The short-term nature of these transactions mitigates credit risk as transactions settle quickly.

    The Corporation's actual credit losses arising from derivatives and foreign exchange transactions have been immaterial during 1993, 1992 and 1991. During 1994 there were no credit losses.
    Additionally, at September 30, 1994, nonperforming derivatives contracts were immaterial.

    The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were immaterial at September 30, 1994.

    INTEREST RATE SENSITIVITY
    The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting investments and the maturities of wholesale funding and with the use of off-balance sheet derivatives instruments. The Corporation, as part of its asset/liability management program, does utilize derivatives, such as interest rate swaps, options, futures and forward rate agreements. These instruments are utilized to adjust the interest rate risk of specific assets, long-term debt and groups of similar assets and similar deposits.

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

    Part I
    Item 2 (continued)


    (in millions)                                1-3         4-6       7-12        1-5       Over
    At September 30, 1994                     Months      Months     Months      Years    5 Years      Total
                                              ------      ------     ------      -----    -------      -----
    Balance Sheet                            $(6,105)   $  3,014    $   286    $ 2,421    $   384    $   ---
    Off-Balance Sheet Items Affecting
      Interest-Rate Sensitivity <a>            2,334      (3,640)    (1,305)     1,968        643        ---
    Interest-Rate-Sensitivity Gap             (3,771)       (626)    (1,019)     4,389      1,027        ---
    Cumulative Interest-Rate
      Sensitivity Gap                         (3,771)     (4,397)    (5,416)    (1,027)       ---        ---
    % of Total Assets                             (2)%        (3)%       (3)%       (1)%      ---        ---
    --------------------------------------------------------------------------------------------------------------
                                                 1-3         4-6       7-12        1-5       Over
    At December 31, 1993                      Months      Months     Months      Years    5 Years      Total
                                              ------      ------     ------      -----    -------      -----

    Balance Sheet                            $(7,529)   $  4,442    $ 3,237    $ 3,416    $(3,566)   $   ---
    Off-Balance Sheet Items Affecting
      Interest-Rate Sensitivity <a>           (4,994)     (2,131)      (937)     7,379        683        ---
    Interest-Rate-Sensitivity Gap            (12,523)      2,311      2,300     10,795     (2,883)       ---
    Cumulative Interest-Rate
      Sensitivity Gap                        (12,523)    (10,212)    (7,912)     2,883        ---        ---
    % of Total Assets                             (8)%        (7)%       (5)%       2%        ---        ---

    <a> Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.


    At September 30, 1994, the Corporation had $5,416 million more liabilities than assets repricing within one year, amounting to 3.2% of total assets. This compares with $7,912 million more liabilities than assets repricing within one year, or 5.3% of total assets, at December 31, 1993.

    At September 30, 1994, based on the Corporation's simulation models, which are generally comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 150 basis point rise in market rates over the next twelve months was estimated at approximately 2% of after-tax net income projected for the same twelve month period.

    For the 1994 third quarter and first nine months, the impact on net interest income attributable to the Corporation's end-user derivative activities was approximately $42 million and $161 million, respectively.

    The estimated fair value of open derivative contracts (which are primarily interest rate swaps) used for asset/liability management activities at September 30, 1994 reflected a net unrealized loss of $407 million, compared with a net unrealized gain of $425 million at December 31, 1993. The decrease from the 1993 year-end amount is primarily due to the recent increases in interest rates.

    At September 30, 1994, gross deferred gains and gross deferred losses relating to closed financial futures contracts used in end-user derivative activities were each $32 million. Deferred gains and losses on closed financial futures contracts are amortized over periods ranging from six to nine months depending when the contract is closed and the period of time over which the liability was being hedged. The Corporation does not generally terminate its interest rate swaps. As of September 30, 1994, the Corporation did not have any deferred gains or losses related to terminated interest rate swap contracts.

    Part I
    Item 2 (continued)

    INTEREST RATE SWAPS
    Interest rate swaps are one of the various financial instruments used in the Corporation's asset/liability management activities. Although the Corporation believes the results of its asset/liability management activities should be evaluated on an integrated basis, taking into consideration all on- and related off-balance sheet instruments and not a specific financial instrument, the interest rate table below provides an indication of the Corporation's interest rate swap activity utilized in its asset/liability management.

    The table that follows summarizes the expected maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at September 30, 1994. The table was prepared under the assumption that variable interest rates remain constant at September 30, 1994 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from September 30, 1994 levels. Variable rates presented are generally based on the short-term interest rates for the relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices.


    By expected maturities                                                    After
    (in millions)               1994     1995     1996     1997     1998      1998    Total
                                ----     ----     ----     ----    -----      ----    -----
    Receive fixed swaps
    Notional amount          $ 1,455  $ 7,969  $ 4,908  $ 4,339  $ 1,097  $  2,700  $22,468
    Weighted-average:
      Receive rate              7.40%    5.68%    6.43%    6.55%    6.93%     6.74%    6.31%
      Pay rate                  5.21     4.54     4.40     5.12     5.36      5.35     4.80

    Pay fixed swaps
    Notional amount          $   894  $ 5,325  $ 4,935  $ 1,633  $   430  $  2,303  $15,520
    Weighted-average:
      Receive rate              4.23%    4.83%    4.98%    5.05%    5.11%     5.09%    4.91%
      Pay rate                  5.13     5.36     6.08     6.48     7.73      6.70     5.96

    Basis Swaps
    Notional amount          $   335  $ 2,575  $ 1,057  $   140  $   342  $    460  $ 4,909
    Weighted-average:
      Receive rate              5.28%    5.07%    5.11%    5.14%    5.07%     6.01%    5.18%
      Pay rate                  5.26     5.04     5.20     4.92     5.45      5.39     5.15

    Forward Starting
    Notional amount          $   542  $   303  $   149  $   325  $    17  $    122  $ 1,458
    Weighted-average:
      Receive rate              5.42%    5.11%    3.59%    4.83%    6.65%     4.98%    5.02%
      Pay rate                  6.28     6.06     5.59     5.16     6.65      5.67     5.87
                            -------- -------- -------- -------- --------  -------- --------
    Total notional amount    $ 3,226  $16,172  $11,049  $ 6,437  $ 1,886  $  5,585  $44,355
                            ======== ======== ======== ======== ========  ======== ========

    Part I
    Item 2 (continued)

    -----------------------------------------------------------------
    ACCOUNTING DEVELOPMENTS
    -----------------------------------------------------------------

    ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN
    In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), as an amendment to SFAS 114. SFAS 114 requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 is applicable to all loans that are identified for evaluation, uncollateralized as well as collateralized, with certain exceptions.

    SFAS 118 amends SFAS 114 to allow creditors to use existing methods for recognizing interest income on impaired loans and requires creditors to disclose how interest income on impaired loans is recognized.

    SFAS 114, as amended by SFAS 118, applies to financial statements for fiscal years beginning after December 15, 1994. Management believes that the adoption of SFAS 114 will not have a material effect on the Corporation's earnings, liquidity or capital resources. The Corporation believes that its impaired loans are generally those currently reported as nonperforming and expects to continue to use existing methods for recognizing interest income on these loans.

    DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS
    In October 1994, the FASB issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS 119"). SFAS 119 requires the Corporation to make certain disclosures about derivative financial instruments - futures, forwards, swaps, and options contracts, and other financial instruments with similar characteristics - including their effect on trading results, assets/liability management and credit risk.

    SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. Management believes that its current disclosures are substantially in compliance with the disclosure requirements of SFAS 119. While the adoption of SFAS 119 will result in some modifications to the disclosure currently made by the Corporation concerning its derivative activities, the adoption of SFAS 119 will have no effect on the Corporation's earnings, liquidity or capital resources.

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

    Part I
    Item 2 (continued)

    At September 30, 1994, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends of approximately $1.9 billion to their respective bank holding companies, plus an additional amount equal to their net profits from October 1, 1994 through the date in 1994 of any such dividend payment.

    In addition to the dividend restrictions described above, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

    FDICIA
    On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Chemical Bank and Texas Commerce Bank National Association were each "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on their business operations.

    Part I
    Item 2 (continued)

                                                CHEMICAL BANKING CORPORATION and Subsidiaries
                                           Average Consolidated Balance Sheet, Interest and Rates
                                            (Taxable-Equivalent Interest and Rates; in millions)

                                                Three Months Ended                    Three Months Ended
                                                September 30, 1994                    September 30, 1993
                                         ---------------------------------     ---------------------------------
                                       Average                         Rate  Average                         Rate
                                       Balance        Interest (Annualized)  Balance      Interest   (Annualized)
                                       -------       --------  ------------  -------       ---------  -----------
    ASSETS
    Deposits with Banks               $  5,181         $   86        6.56%  $  4,596        $   67          5.76%
    Federal Funds Sold and
     Securities Purchased Under
     Resale Agreements                  12,270            151        4.87%    11,421            89          3.10%
    Trading Assets                      10,899            181        6.58%     8,593           117          5.40%
    Securities:
     Held-to-Maturity                    8,738            139        6.33%       ---           ---           ---%
     Available-for-Sale                 16,979            286        6.68%(c)    ---           ---           ---%
     Securities <a>                        ---            ---         ---%    23,551           428          7.22%
    Loans                               75,387          1,477        7.78%    77,614         1,376          7.04%
                                      --------         ------               --------        ------
     Total Interest-Earning Assets     129,454         $2,320        7.11%   125,775        $2,077          6.56%

    Allowance for Losses                (2,714)                               (3,077)
    Cash and Due from Banks              8,545                                 8,337
    Risk Management Instruments         20,420                                   ---
    Other Assets                        13,274                                12,639
                                      --------                              --------
     Total Assets                     $168,979                              $143,674
                                      ========                              ========
    LIABILITIES
    Domestic Retail Time Deposits     $ 43,049         $  307        2.83%  $ 46,905        $  305          2.58%
    Domestic Negotiable
      Certificates of Deposit
      and Other Deposits                 4,851             47        3.81%     6,208            47          3.02%
    Deposits in Foreign Offices         23,580            243        4.09%    20,672           185          3.56%
                                      --------         ------               --------        ------
     Total Interest-Bearing Deposits    71,480            597        3.31%    73,785           537          2.89%
                                      --------         ------               --------        ------
    Short-Term and Other Borrowings:
      Federal Funds Purchased and
       Securities Sold Under
       Repurchase Agreements            20,987            242        4.56%    14,747           111          2.99%
      Commercial Paper                   2,957             32        4.41%     2,415            20          3.30%
      Other                              8,105            131        6.44%     6,696           107          6.34%
                                      --------         ------               --------        ------
       Total Short-Term and
        Other Borrowings                32,049            405        5.02%    23,858           238          3.96%
    Long-Term Debt                       8,546            134        6.22%     8,370           135          6.39%
                                      --------         ------               --------        ------
      Total Interest-Bearing
        Liabilities                    112,075          1,136        4.02%   106,013           910          3.41%
                                      --------         ------               --------        ------
    Demand Deposits                     21,314                                21,598
    Risk Management Instruments         19,459                                   ---
    Other Liabilities                    5,337                                 5,400
                                      --------                              --------
      Total Liabilities                158,185                               133,011
                                      --------                              --------
    STOCKHOLDERS' EQUITY
    Preferred Stock                      1,511                                 1,854
    Common Stockholders' Equity          9,283                                 8,809
                                      --------                              --------
      Total Stockholders' Equity        10,794                                10,663
                                      --------                              --------
        Total Liabilities and
        Stockholders' Equity          $168,979                              $143,674
                                      ========                              ========
    INTEREST RATE SPREAD                                             3.09%                                  3.15%
                                                                     ====                                   ====
    NET INTEREST INCOME AND NET
      YIELD ON INTEREST-EARNING ASSETS                 $1,184<b>     3.63%                  $1,167<b>       3.68%
                                                       ======        ====                   ======

    <a> On December 31, 1993 the Corporation adopted SFAS 115.
        Previously reported amounts have not been restated to conform with 1994 presentation.
    <b> Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
    (c) For the three months ended September 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 6.62%.

    Part I
    Item 2 (continued)

                                                CHEMICAL BANKING CORPORATION and Subsidiaries
                                           Average Consolidated Balance Sheet, Interest and Rates
                                            (Taxable-Equivalent Interest and Rates; in millions)

                                                 Nine Months Ended                     Nine Months Ended
                                                September 30, 1994                    September 30, 1993
                                       ------------------------------------  -------------------------------
                                       Average                         Rate  Average                         Rate
                                       Balance        Interest (Annualized)  Balance       Interest  (Annualized)
                                       -------       --------   -----------  -------       --------  ------------
    ASSETS
    Deposits with Banks               $  4,980         $  280        7.49%  $  4,227        $  201          6.34%
    Federal Funds Sold and
     Securities Purchased Under
     Resale Agreements                  11,964            372        4.15%     9,899           245          3.31%
    Trading Assets                      11,602            545        6.27%     7,285           314          5.75%
    Securities:
     Held-to-Maturity                    9,405            479        6.81%       ---           ---           ---%
     Available-for-Sale                 16,833            797        6.33%(c)    ---           ---           ---%
     Securities <a>                        ---            ---         ---%    23,630         1,301          7.36%
    Loans                               74,674          4,165        7.45%    79,632         4,283          7.19%
                                      --------         ------               --------        ------
     Total Interest-Earning Assets     129,458         $6,638        6.85%   124,673        $6,344          6.80%

    Allowance for Losses                (2,941)                               (3,095)
    Cash and Due from Banks              8,664                                 8,420
    Risk Management Instruments         17,284                                   ---
    Other Assets                        13,285                                14,218
                                      --------                              --------
     Total Assets                     $165,750                              $144,216
                                      ========                              ========
    LIABILITIES
    Domestic Retail Time Deposits     $ 44,457         $  828        2.49%  $ 46,466        $  938          2.70%
    Domestic Negotiable
      Certificates of Deposit
      and Other Deposits                 5,166            137        3.56%     6,406           146          3.05%
    Deposits in Foreign Offices         23,079            695        4.01%    20,904           615          3.92%
                                      --------         ------               --------        ------
     Total Interest-Bearing Deposits    72,702          1,660        3.05%    73,776         1,699          3.08%
                                      --------         ------               --------        ------
    Short-Term and Other Borrowings:
      Federal Funds Purchased and
       Securities Sold Under
       Repurchase Agreements            18,549            568        4.09%    15,890           372          3.13%
      Commercial Paper                   2,646             78        3.96%     2,463            65          3.50%
      Other                              9,047            410        6.06%     6,531           306          6.26%
                                      --------         ------               --------        ------
       Total Short-Term and
        Other Borrowings                30,242          1,056        4.67%    24,884           743          3.99%
    Long-Term Debt                       8,472            401        6.33%     7,971           400          6.71%
                                      --------         ------               --------        ------
      Total Interest-Bearing
        Liabilities                    111,416          3,117        3.74%   106,631         2,842          3.56%
                                      --------         ------               --------        ------
    Demand Deposits                     21,904                                21,379
    Risk Management Instruments         15,582                                   ---
    Other Liabilities                    5,849                                 5,771
                                      --------                              --------
      Total Liabilities                154,751                               133,781
                                      --------                              --------
    STOCKHOLDERS' EQUITY
    Preferred Stock                      1,623                                 1,899
    Common Stockholders' Equity          9,376                                 8,536
                                      --------                              --------
      Total Stockholders' Equity        10,999                                10,435
                                      --------                              --------
        Total Liabilities and
        Stockholders' Equity          $165,750                              $144,216
                                      ========                              ========
    INTEREST RATE SPREAD                                             3.11%                                  3.24%
                                                                    =====                                  =====
    NET INTEREST INCOME AND NET
      YIELD ON INTEREST-EARNING ASSETS                 $3,521<b>     3.63%                  $3,502<b>       3.75%
                                                       ======       =====                   ======         =====

    <a> On December 31, 1993 the Corporation adopted SFAS 115.
        Previously reported amounts have not been restated to conform with 1994 presentation.
    <b> Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
    (c) For the nine months ended September 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 6.27%.

    Part I
    Item 2 (continued)

                               CHEMICAL BANKING CORPORATION and Subsidiaries
                                    QUARTERLY FINANCIAL INFORMATION
                                  (in millions, except per share data)


                                                       1994                  1993
                                             -----------------------   ---------------
                                             Third   Second    First   Fourth    Third
                                           Quarter  Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------  -------
    INTEREST INCOME
    Loans                                   $1,473   $1,375   $1,307  $ 1,350  $ 1,372
    Securities                                 422      432      416      428      428
    Trading Assets                             181      191      173      135      117
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements        151      121      100       94       89
    Deposits With Banks                         86      100       94       67       67
                                            ------   ------   ------   ------   ------
     Total Interest Income                   2,313    2,219    2,090    2,074    2,073
                                            ------   ------   ------   ------   ------
    INTEREST EXPENSE
    Deposits                                   597      543      520      542      537
    Short-Term and Other Borrowings            405      359      292      249      238
    Long-Term Debt                             134      132      135      134      135
                                            ------   ------   ------   ------   ------
     Total Interest Expense                  1,136    1,034      947      925      910
                                            ------   ------   ------   ------   ------
    NET INTEREST INCOME                      1,177    1,185    1,143    1,149    1,163
    Provision for Losses                       100      160      205      286      298
                                            ------   ------   ------   ------   ------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOSSES                   1,077    1,025      938      863      865
                                            ------   ------   ------   ------   ------

    NONINTEREST REVENUE
    Trust and Investment Management Fees       104      108      110      109       97
    Corporate Finance and Syndication Fees      97       93       82       88       95
    Service Charges on Deposit Accounts         78       75       69       71       73
    Fees for Other Banking Services            285      279      290      278      266
    Trading Account and Foreign
      Exchange Revenues                        212      203      185      255      268
    Securities Gains                             6       13       46       16       51
    Other Revenue                              202       96      149      236      154
                                            ------   ------   ------   ------   ------
     Total Noninterest Revenue                 984      867      931    1,053    1,004
                                            ------   ------   ------   ------   ------

    NONINTEREST EXPENSE
    Salaries                                   574      542      518      522      518
    Employee Benefits                          108      102      119       95       94
    Occupancy Expense                          145      140      146      149      148
    Equipment Expense                          100       91       84       93       81
    Foreclosed Property Expense                  2        2       35       61       70
    Restructuring Charge                       ---      ---       48      ---      115
    Other Expense                              382      404      374      415      344
                                            ------   ------   ------   ------   ------
     Total Noninterest Expense               1,311    1,281    1,324    1,335    1,370
                                            ------   ------   ------   ------   ------
    INCOME BEFORE INCOME TAX
      EXPENSE (BENEFIT)                        750      611      545      581      499
    Income Tax Expense (Benefit)               311      254      226      234       (3)
                                            ------   ------   ------   ------   ------
    NET INCOME                              $  439   $  357   $  319  $   347  $   502
                                            ======   ======   ======   ======   ======
    Net Income Applicable To Common Stock   $  396   $  324   $  287  $   309  $   464
                                            ======   ======   ======   ======   ======

    Net Income Per Common Share             $ 1.60   $ 1.28   $ 1.13  $  1.23  $  1.84

    Average Common Shares Outstanding        246.6    253.1    253.2    252.5    252.1

    Part I
    Item 2 (continued)

    Part II - OTHER INFORMATION


    Item 1. Legal Proceedings
            -----------------

            Reference is made to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 and to the Corporation's Forms 10-Q for the quarters ended March 31, 1994 and June 30, 1994 with respect to the proceedings involving Best Products Co., Inc., in the United States Bankruptcy Court for the Southern District of New York.


    Item 6. Exhibits and Reports on Form 8-K
            --------------------------------
            (A) Exhibits:

              11    -   Computation of net income per common share
              12(a) -   Computation of ratio of earnings to fixed
                        charges
              12(b) -   Computation of ratio of earnings to fixed
                        charges and preferred stock dividend
                        requirements.
              27    -   Financial Data Schedule

            (B) Reports on Form 8-K:

              The Corporation filed three reports on Form 8-K during the quarter ended September 30, 1994, as follows:

              Form 8-K Dated July 7, 1994: July 7, 1994 Press Release - Chemical Bank, N.A. completed tender offer of Margaretten Financial Corporation.

              Form 8-K Dated July 21, 1994: July 20, 1994 Press Release
              - Results of Operations for Second Quarter 1994.

              Form 8-K Dated September 28, 1994: September 20, 1994 Press Release - Dividend increase announced and Supplemental Indenture among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as trustee.

                                 SIGNATURE





              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CHEMICAL BANKING CORPORATION
                                         ----------------------------
                                                 (Registrant)







    Date  November 14, 1994              By   s/Joseph L. Sclafani
          -----------------                   --------------------
                                                Joseph L. Sclafani

                                                  Controller
                                        [Principal Accounting Officer]

                             INDEX TO EXHIBITS
                             -----------------



                           SEQUENTIALLY NUMBERED
                           ---------------------






    EXHIBIT NO.    EXHIBITS                       PAGE AT WHICH LOCATED
    -----------    --------                       ---------------------

      11           Computation of net income                57
                   per common share

      12 (a)       Computation of ratio of                  58
                   earnings to fixed charges

      12 (b)       Computation of ratio of                  59
                   earnings to fixed charges
                   and preferred stock dividend
                   requirements

      27           Financial Data Schedule                  60