Form 10-K405
CHEMICAL BANKING CORP
filed 1995-03-27
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

  For the fiscal year ended                                    Commission file
      December 31, 1994                                         number 1-5805

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


          Title of Each Class                                                      Name of Each Exchange on
          -------------------                                                          which Registered
                                                                                   ------------------------
Common Stock..................................................................   New York Stock Exchange, Inc.
10.96% Cumulative Preferred Stock (Stated Value--$25).........................   New York Stock Exchange, Inc.
8 3/8% Cumulative Preferred Stock (Stated Value--$25)..........................  New York Stock Exchange, Inc.
7.92% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock.........   New York Stock Exchange, Inc.
7.58% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock.........   New York Stock Exchange, Inc.
7 1/2% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock.........   New York Stock Exchange, Inc.
Adjustable Rate Cumulative Preferred Stock, Series L (Stated Value--$100).....   New York Stock Exchange, Inc.
Rights to Purchase Units of Junior Participating Preferred Stock..............   New York Stock Exchange, Inc.


        Securities registered pursuant to Section 12(g) of the Act: None

 Number of Shares of Common Stock outstanding on February 28, 1995: 243,117,380

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

         The aggregate market value of Chemical Banking Corporation Common Stock held by non-affiliates of Chemical Banking Corporation on February 28, 1995 was $9,686,000,000.



         Document incorporated by reference                                          Part of Form 10-K into
                 in this Form 10-K                                                     which incorporated
         ----------------------------------                                          ----------------------
Proxy statement for the annual meeting of stockholders to be held May 16, 1995              Part III
   (other than information included in the proxy statement pursuant to
   Rule 402 (i), (k) and (l) of Regulation S-K)


                                FORM 10-K INDEX



Part I                                                                        Page
------                                                                        ----
Item 1
           Business..........................................................   A1
                  Overview...................................................   A1
                  Organizational Review......................................   A1
                  Competition................................................   A2
                  Government Monetary Policies and Economic Controls.........   A2
                  Supervision and Regulation.................................   A2
                  Foreign Operations.........................................   A6
                  Statistical Information....................................   A7
                  Distribution of Assets, Liabilities and Stockholders'
                   Equity; Interest Rates and Interest Differential..........   A7
                  Securities Portfolio.......................................  A14
                  Loan Portfolio.............................................  A15
                  Allowance for Credit Losses................................  A17
                  Deposits...................................................  A18
Item 2     Properties........................................................  A19
Item 3     Legal Proceedings.................................................  A19
Item 4     Submission of Matters to a Vote of Security Holders...............  A19
           Executive Officers of the Registrant..............................  A20

Part II
-------
Item 5     Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................  A21
Item 6     Selected Financial Data...........................................  A21
Item 7     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................  A21
Item 8     Financial Statements and Supplementary Data.......................  A21
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  A21


Part III
--------
Item 10    Directors and Executive Officers of the Corporation...............  A22
Item 11    Executive Compensation............................................  A22
Item 12    Security Ownership of Certain Beneficial Owners and
                  Management.................................................  A22
Item 13    Certain Relationships and Related Transactions....................  A22


Part IV
-------
Item 14    Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K...................................................  A23


PART I
--------------------------------------------------------------------------------
ITEM 1: BUSINESS

OVERVIEW

Chemical Banking Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA").

     The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank, a New York banking corporation ("Chemical Bank"), and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Equity Holdings, Inc. ("Texas Commerce"), a Delaware holding company subsidiary of the Corporation headquartered in Texas. On December 31, 1991, Manufacturers Hanover Corporation ("MHC") merged with and into the Corporation (the "Merger"). In addition, on June 19, 1992, Manufacturers Hanover Trust Company, a New York banking corporation, was merged with and into Chemical Bank. At December 31, 1994, the Corporation was the third largest bank holding company in the United States in terms of total assets and Chemical Bank was the third largest bank in the United States in terms of total assets.

     The bank and non-bank subsidiaries of the Corporation operate nationally as well as through overseas branches and an international network of representative offices, subsidiaries and affiliated banks.

     The financial services provided by the Corporation's domestic subsidiaries include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, consumer financing, leasing, real estate financing, investment banking, mortgage banking, money transfer, cash management, safe deposit facilities, personal trust and estate administration, corporate and institutional trust and securities processing services, full investment services, discount brokerage, United States Government and Federal agency securities dealership, corporate debt and equity securities dealership and underwriting, and United States corporate tax depository facilities.

     Internationally, services also include correspondent banking arrangements, merchant banking, underwriting and trading of eurosecurities, and interest rate and foreign exchange activities.

     The Corporation's bank subsidiaries also provide products to ensure that a customer will have a specific currency-exchange or interest rate at some future date. These products include interest-rate and currency swaps, interest rate options, future rate agreements, forward interest-rate contracts, foreign exchange contracts and financial futures.

     The Corporation retains a 40% interest in the CIT Group Holdings, Inc. ("CIT"). CIT, directly or through its subsidiaries, engages in diversified financial services activities, primarily in the United States. These activities include asset-based finance and leasing, sales finance and factoring. For additional information pertaining to CIT, see the sections entitled "Actions to Improve Earnings Per Share" and "Noninterest Revenue" in Section B at pages 16 and 20, respectively.

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

ORGANIZATIONAL REVIEW

The Corporation's activities are internally organized, for management reporting purposes, into various business sectors. Developments that have occurred during 1994 with respect to these business sectors are discussed below.

THE GLOBAL BANK

The Global Bank provides banking, financial advisory, trading and investment services to corporations and public-sector clients worldwide through a network of offices in 35 countries, including major operations in all key international financial centers. For a discussion of the Global Bank's business activities, see the section entitled "Lines-of-Business Results" in Section B at page 23.

THE REGIONAL BANK

The Regional Bank is a leading provider of services to middle market commercial enterprises, small businesses, and consumers in the tri-state metropolitan region of New York, New Jersey and Connecticut. For a discussion of the Regional Bank's business activities, see the section entitled "Lines-of-Business Results" in Section B at page 24. On July 1, 1994, the Corporation acquired Margaretten Financial Corporation, whose primary business is the origination, purchase, sale and servicing of residential mortgage loans. As a result of this acquisition, the Corporation now ranks fourth nationwide in mortgage origination and fifth nationwide in mortgage servicing. For a further discussion of this acquisition, see Note 2, "Acquisitions", in Section B at page 51. In 1995, the Corporation expects to receive regulatory approval to commence operations of its joint venture with Mellon Bank Corporation, to be called Chemical Mellon Shareholders Services, which will focus on providing stock transfer and related shareholder services to publicly-held companies. The Corporation also announced on March 8, 1995 that it had entered into a definitive agreement to sell Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association. The sale does not include 40 branches and commercial banking offices in northeastern New Jersey, or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company, all of which will be repositioned as a strategic component of the Corporation's regional banking operations in metropolitan New York. For additional information pertaining to the joint venture with Mellon Bank Corporation and the sale of Chemical New Jersey Holdings, Inc., see the section entitled "Other Events" in Section B at page 40.


                                                                              A1

TEXAS COMMERCE

Texas Commerce is a major financial institution in Texas with over 115 locations statewide and serves as the primary Texas bank for more than half of all companies located in Texas with annual revenues of $250 million or more. For a discussion of Texas Commerce's business activities, see the section entitled "Lines-of-Business Results" in Section B at page 24.

REAL ESTATE AND CORPORATE

For a discussion on the Corporation's real estate and corporate business sectors, see the section entitled "Lines-of-Business Results" in Section B at page 24.

ACQUISITIONS, DIVESTITURES AND STRATEGIC POSITIONING

During 1994, the Corporation undertook a business-by-business evaluation of its principal franchises and, on December 1, 1994, the Corporation announced a two-year program designed to produce greater earnings per share (see the section entitled "Actions to Improve Earnings Per Share" in Section B at page 16). As part of these actions, the Corporation announced that it would continue to divest businesses that are not producing adequate returns or are no longer central to its more focused strategy . An example of the latter is the sale of Chemical New Jersey Holdings, Inc. discussed above. At the same time, the Corporation announced that it planned to allocate $180 million in new investment spending for products and franchises with attractive opportunities for revenue growth, such as credit cards, mortgage banking, private banking and its high-yield securities business. The plans announced on December 1, 1994 are intended to improve the operating margins and return levels of the Corporation and to increase shareholder value so that the Corporation will have maximum options available to it as the banking industry continues to consolidate in the future.

COMPETITION

The Corporation and its subsidiaries and affiliates operate in a highly competitive environment. The Corporation's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, the Corporation and its bank and non-bank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors also include finance companies, brokerage firms, investment banking companies, merchant banks, insurance companies, leasing companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are domestic bank holding companies and banks, such as the Corporation and its bank subsidiaries.

     The Corporation expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for non-depository institutions to offer customers automatic transfer systems and other automated payment systems services that have been traditional banking products.

     Competition is also expected to increase as a result of recently enacted legislation permitting interstate banking. Legislation recently introduced in Congress, which would permit new types of affiliations between banks and financial service companies, including securities firms, could, if enacted, also have increased competitive effects. (See "Supervision and Regulation" below).

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and business of the Corporation are affected by general economic conditions, both domestic and international. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States, by foreign governments, and by international agencies can have important consequences on the financial performance of the Corporation. The Corporation is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which regulates the national supply of bank credit. Among the instruments of monetary policy available to the Federal Reserve Board are engaging in open-market operations in United States Government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions deposits and certain assets of foreign branches; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates (including parent corporations such as the Corporation). These methods are used in varying combinations to influence the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid for deposits.

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

A2

     Under the BHCA, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations, except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto". Further, the Corporation is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any corporation that is engaged in activities that are not closely related to banking, and may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board.

     Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of the Corporation are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chemical Bank, or by a national bank, such as Texas Commerce Bank National Association, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits". The New York State Banking Department imposes a similar recent earnings test on the payment of dividends by New York State-chartered banks, such as Chemical Bank.

     In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1995, without the approval of their relevant banking regulators, pay dividends estimated at approximately $700 million to their respective bank holding companies, plus an additional amount equal to their net income from January 1, 1995 through the date in 1995 of any such dividend payment.

     In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

     For a further discussion of the dividend restrictions imposed on the Corporation's subsidiaries that are state member or national banks, see Note 15, "Restrictions on Cash and Intercompany Funds Transfers", in Section B on page 61.

     The Corporation is also subject to the risk-based capital and leverage guidelines of the Federal Reserve Board, which require that the Corporation's capital-to-assets ratios meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Corporation's ratios, see the sections entitled "Risk-Based Capital Ratios" and "Leverage Ratios" in Section B, page 38.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance and revises certain provisions of the Federal Deposit Insurance Act as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' Federal banking regulators, and requires the Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

     Prompt Corrective Action: Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%); (ii) adequately capitalized (an institution that has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%); (iii) undercapitalized (an institution that has a total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a Tier 1 leverage ratio under 4%); (iv) significantly undercapitalized (an institution that has a total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a Tier 1 leverage ratio under 3%); and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less).


                                                                              A3

     Supervisory actions by the appropriate Federal banking regulator will depend upon an institution's classification within the five categories. All institutions are generally prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to any controlling person, if such payment would cause the institution to become undercapitalized. Additional supervisory actions are mandated for an institution falling into one of the three "undercapitalized" categories, with the severity of supervisory action increasing at greater levels of capital deficiency. For example, critically undercapitalized institutions are, among other things, restricted from making any principal or interest payments on subordinated debt without prior approval of their Federal banking regulator. The regulations apply only to banks and not to bank holding companies, such as the Corporation; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institution. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on such guarantee.

     At December 31, 1994, Chemical Bank and Texas Commerce Bank National Association were each "well capitalized".

     Brokered Deposits: The FDIC issued a rule, effective June 16, 1992, regarding the ability of depository institutions to accept brokered deposits. Under the rule, the term "brokered deposits" is defined to include deposits that are solicited by a bank's affiliates on its behalf. A significant portion of Chemical Bank's wholesale deposits are solicited on its behalf by a broker-dealer affiliate of Chemical Bank and are considered brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is not permitted to pay interest on brokered deposits accepted in such institution's normal market area at rates that "significantly exceed" rates paid on deposits of similar maturity in such area, and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" are the same as those utilized in the "prompt corrective action" rules described above.

     FDIC Insurance Assessments: The FDIC has adopted, for assessment periods commencing January 1, 1994, a risk-based insurance assessment system. Under the assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed premiums ranging from 23 basis points to 31 basis points. On February 16, 1995, the FDIC proposed a new assessment rate schedule, with assessment premiums ranging from 4 basis points to 31 basis points. The new rate schedule is expected to take effect on September 30, 1995. The proposed new rate schedule could be subject to future adjustments by the FDIC. The Corporation expects that its 1995 FDIC expense will be substantially reduced if this proposed rate schedule is adopted.

     Other FDICIA Rules: Other rules that have been adopted pursuant to FDICIA include: (i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules relating to consumer lending, including regulations governing advertising and disclosures required for consumer deposit accounts; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules implementing the FDICIA provision prohibiting, with certain exceptions, FDIC-insured state banks from making equity investments of the types and amount, or from engaging as principal in activities, not permissible for national banks; (v) rules mandating enhanced financial reporting and audit requirements; and (vi) notice provisions in the case of branch closings.

     Rules proposed, but not yet adopted, include those addressing (i) various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the depository institution, and (ii) the degree to which the risk-based capital rules should be revised to take into account interest-rate risk.

     The Corporation expects the rules and regulations adopted and proposed to be adopted pursuant to FDICIA will result in increased compliance costs for the Corporation and its bank subsidiaries, but does not expect such rules and regulations to have a material impact on the operations of the Corporation or its bank subsidiaries.

POWERS OF THE FDIC UPON INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") imposes liability on an FDIC-insured depository institution (such as the Corporation's bank subsidiaries) for costs incurred by the FDIC in connection with the insolvency of other FDIC-insured institutions under common control with such institution (commonly referred to as "cross-guarantees" of insured depository institutions). An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution.

A4

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

     The Omnibus Budget Reconciliation Act of 1993 included a "depositor preference" provision, which provided that the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities (including the FDIC, as subrogee of such holders) have priority over the claims of other unsecured creditors of such institution, including public noteholders, in the event of the liquidation or other resolution of such institution.

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

     The Corporation's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chemical Bank, as a New York State-chartered bank and member bank of the Federal Reserve System, is subject to supervision and regulation of the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. The Corporation's national bank subsidiaries, such as Texas Commerce Bank National Association, Chemical Bank New Jersey, N.A. and Chemical Bank, N.A., are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the fore-

                                                                              A5
going regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The activities of the Corporation's broker-dealers are subject to the regulations of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and, in the case of Chemical Securities Inc. (the Corporation's "Section 20" subsidiary ("CSI")), are subject to the supervision and regulation of the Federal Reserve Board (which has imposed conditions governing CSI's activities, including limitations on the gross revenues that may be derived from certain of CSI's activities). Additionally, various securities activities conducted by the bank subsidiaries of the Corporation, such as dealing in municipal securities, acting as transfer agent, the making available of mutual funds and providing other types of investment management services, are subject to the regulations of the Securities and Exchange Commission, the Municipal Securities Rulemaking Board and, with respect to certain activities of its mutual funds, the Federal Reserve Board. The types of activities in which the foreign branches of Chemical Bank and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Such foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

     Federal and state legislation affecting the banking industry has played, and will continue to play, a significant role in shaping the nature of the financial services industry. For example, during 1994 legislation was enacted that will permit, commencing September 29, 1995, interstate banking (under certain conditions relating to concentration of deposits) and commencing June 1, 1997 (subject to enactment by any state of "opt-out" legislation), interstate branching (by consolidation across state lines of banks under the common control of a bank holding company). Furthermore, legislation has recently been introduced in Congress that would, if enacted, substantially reform the regulatory structure under which U.S. bank holding companies and other financial services institutions operate. The Clinton Administration has also announced its own proposal to allow affiliation between banks and other financial services companies. The Corporation believes that the outcome of the current legislative proposals would have important implications for it and for other financial services companies. Also, there are cases pending before Federal and state courts that seek to expand or restrict interpretations of existing laws and their accompanying regulations affecting the activities of bank holding companies and their subsidiaries. Given the current status of these legislative and judicial efforts, it is not possible for the Corporation to predict, at the present time, the extent to which the Corporation and its subsidiaries may be affected by any of these initiatives.

FOREIGN OPERATIONS

For geographic distributions of total assets, total revenue, total expense, income before income tax expense and net income, see Note 24, "International Operations", of the Notes to Consolidated Financial Statements in Section B, page 70. For a discussion of foreign loans, see Note 5, "Loans", of the Notes to Consolidated Financial Statements in Section B, page 54 and see the sections entitled "Foreign Portfolio" and "Cross-Border Outstandings" in Section B, pages 29 and 30.

                                                                              A6

-------------------------------------------------------------------------------

STATISTICAL INFORMATION

In addition to the statistical information that is presented in the following pages in this Section A of the Form 10-K, the following statistical information is included in Section B of the Form 10-K:



DESCRIPTION OF STATISTICAL INFORMATION                   SECTION B LOCATION
------------------------------------------------------------------------------------------------------------------------------------
1.    Securities Portfolio                               Pages 52 and 53 (Note 4)

2.    Loan Portfolio
      Lending and Related Activities                     Pages 25 through 33 (includes an analysis of the Corporation's Loan
                                                         Portfolio; Nonperforming Assets; Net Charge-Offs; the Domestic Commercial
                                                         Real Estate, Commercial and Industrial, Financial Institutions, and
                                                         Consumer Portfolios; the Foreign Portfolio; Cross-Border Outstandings;
                                                         Credit Risk Management; and Allowance for Credit Losses); and pages 54 through 56 (Notes 5, 6 and 7)

      Nonaccrual Policy                                  Page 49 (Note 1)

      Impact of Nonperforming Loans on                   Page 56 (Note 7)
        Interest Income

      Cross-Border Outstandings Exceeding                Page 30 (Cross-Border Outstandings)
        1% of Total Assets

3.    Summary of Loan Loss Experience                    Pages 27 through 33 (Net Charge-Offs; the Domestic Commercial Real Estate,
                                                         Commercial and Industrial, Financial Institutions, and Consumer Portfolios;
                                                         the Foreign Portfolio; Cross-Border Outstandings; and Allowance for Credit
                                                         Losses); page 49 (Note 1); and page 55 (Note 6)

4.    Return on Equity and Assets                        Page 15 (Financial Review)

5.    Short-Term Borrowings                              Page 56 (Note 8)


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIAL

For a three-year summary of the consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1994 through 1992, see pages A8 and A9. Income computed on a taxable-equivalent basis is income as reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 43% in each of the years 1994 through 1992. The majority of the Corporation's securities are taxable.

     Within the consolidated average balance sheet, interest and rate schedules for 1994, 1993 and 1992, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Interest income is accrued on renegotiated loans at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or a contingent basis. Such interest is taken into income only as collected.

     A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1994, 1993 and 1992 is presented on pages A10 and A11 herein. Regarding the basis of segregation between the domestic and foreign components, see Note 24 of the Notes to Consolidated Financial Statements in Section B, page 70. A portion of the Corporation's international operations are being funded by domestic sources (intra-company funding). Generally, the source of such domestic funds is the Parent Company which, in order to optimize the Corporation's overall liquidity, deposits its excess short-term funds with Chemical Bank's Nassau Branch to hold until such funds are needed. Intra-company funding is very short-term in nature and the Corporation believes such funds are not subject to cross-border risk.

     Domestic net interest income was $3,842 million in 1994, an increase of $124 million from the prior year. The increase in 1994 was attributable to a higher level of interest-earning assets and the significant reduction in nonperforming loans, partially offset by a shift in the composition of the Corporation's interest-earning assets (for further discussion, see the section entitled "Net Interest Income" in Section B, page 17).

     Net interest income from foreign operations was $856 million for 1994, compared with $939 million in 1993. The decline reflected lower interest collections from Argentina, primarily as a result of a $29 million one-time cash payment in 1993 related to interest arrearages. Excluding the impact of such payments, the decrease in the level of net interest income reflects a lower net yield as a result of the aforementioned shift in the composition of the Corporation's interest-earning assets.

     The tables on pages A12 and A13 herein present an analysis of the effect on net interest income of volume and rate changes for the periods 1994 over 1993 and 1993 over 1992. In this analysis, the change due to the volume/rate variance has been allocated to volume.

                                                                              A7

AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES

Year Ended December 31,                                                      1994
(Taxable-Equivalent Interest and Rates; in millions)           Balance       Interest          Rate
------------------------------------------------------------------------------------------------------


ASSETS

Deposits With Banks                                           $  5,257        $   371          7.07%

Federal Funds Sold and Securities Purchased

  Under Resale Agreements                                       12,000            550          4.58

Trading Assets-Debt and Equity Instruments                      11,347            722          6.37

Securities:

  Held-to-Maturity                                               9,204            620          6.73

  Available-for-Sale                                            17,003          1,104          6.49(b)

  Securities(a)                                                     --             --            --

------------------------------------------------------------------------------------------------------
Total Securities                                                26,207          1,724          6.58
------------------------------------------------------------------------------------------------------
Domestic Loans                                                  57,377          4,522          7.88

Foreign Loans                                                   17,857          1,223          6.85
------------------------------------------------------------------------------------------------------
Total Loans                                                     75,234          5,745(c)       7.64
------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                  130,045          9,112          7.01%
------------------------------------------------------------------------------------------------------
Allowance for Credit Losses                                     (2,872)

Cash and Due from Banks                                          8,491

Risk Management Instruments                                     17,779

All Other Assets                                                13,236
------------------------------------------------------------------------------------------------------
Total Assets                                                  $166,679
------------------------------------------------------------------------------------------------------
LIABILITIES

Domestic Retail Deposits                                      $ 43,861          1,164          2.66%

Domestic Negotiable Certificates of Deposit

  and Other Deposits                                             5,128            186          3.64

Deposits in Foreign Offices                                     24,051          1,028          4.27
------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits                                 73,040          2,378          3.26
------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:

  Federal Funds Purchased and Securities Sold

    Under Repurchase Agreements                                 19,154            844          4.41

  Commercial Paper                                               2,760            118          4.29

  Other Borrowings                                               8,775            538          6.12
------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                           30,689          1,500          4.89

Long-Term Debt                                                   8,419            536          6.37
------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                             112,148          4,414          3.94
------------------------------------------------------------------------------------------------------
Demand Deposits                                                 21,723

Risk Management Instruments                                     16,143

All Other Liabilities                                            5,703
------------------------------------------------------------------------------------------------------
Total Liabilities                                              155,717
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred Stock                                                  1,579

Common Stockholders' Equity                                      9,383
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                      10,962(d)
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $166,679
------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                           3.07%
------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on

  Interest-Earning Assets                                                     $ 4,698          3.61%
------------------------------------------------------------------------------------------------------


(a) On December 31, 1993, the Corporation adopted SFAS 115. Previously reported amounts have not been restated to conform with the 1994 presentation. (b) For the year ended December 31, 1994, the annualized rate for securities available-for-sale based on amortized cost was 6.42%. (c) Fees and commissions on loans included in loan interest amounted to $141 million in 1994, $176 million in 1993 and $159 million in 1992. (d) The ratio of average stockholders' equity to average assets was 6.6% for 1994, 7.3% for 1993 and 6.7% for 1992.

A8


Year Ended December 31,                                           1993                               1992
(Taxable-Equivalent Interest and Rates; in millions)   Balance     Interest      Rate     Balance     Interest       Rate
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Deposits With Banks                                   $  4,202       $  268      6.39%   $  2,605       $  274      10.52%

Federal Funds Sold and Securities Purchased

  Under Resale Agreements                               10,300          339      3.29       8,592          349       4.07

Trading Assets-Debt and Equity Instruments               8,039          449      5.59       6,205          419       6.76

Securities:

  Held-to-Maturity                                          --           --        --          --           --         --

  Available-for-Sale                                        --           --        --          --           --         --

  Securities(a)                                         23,654        1,731      7.32      21,674        1,758       8.11

--------------------------------------------------------------------------------------------------------------------------
Total Securities                                        23,654        1,731      7.32      21,674        1,758       8.11
--------------------------------------------------------------------------------------------------------------------------
Domestic Loans                                          57,701        4,197      7.28      58,963        4,580       7.77

Foreign Loans                                           21,038        1,440      6.85      23,210        1,799       7.75
--------------------------------------------------------------------------------------------------------------------------
Total Loans                                             78,739        5,637(c)   7.16      82,173        6,379(c)    7.76
--------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                          124,934        8,424      6.74%    121,249        9,179       7.57%
--------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses                             (3,084)                            (3,327)

Cash and Due from Banks                                  8,537                              8,051

Risk Management Instruments                                 --                                 --

All Other Assets                                        14,494                             13,356
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $144,881                           $139,329
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES

Domestic Retail Deposits                              $ 46,598        1,237      2.65%   $ 44,538        1,438       3.23%

Domestic Negotiable Certificates of Deposit

  and Other Deposits                                     6,242          191      3.05       7,506          296       3.94

Deposits in Foreign Offices                             21,066          813      3.86      21,717        1,134       5.22
--------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits                         73,906        2,241      3.03      73,761        2,868       3.89
--------------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:

  Federal Funds Purchased and Securities Sold

  Under Repurchase Agreements                           15,461          472      3.05      15,658          623       3.98

  Commercial Paper                                       2,438           83      3.42       2,190           87       3.92

  Other Borrowings                                       6,663          437      6.56       6,376          518       8.17
--------------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                   24,562          992      4.04      24,224        1,228       5.07

Long-Term Debt                                           8,053          534      6.64       6,220          454       7.31
--------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                     106,521        3,767      3.54     104,205        4,550       4.37
--------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                         21,750                             18,989

Risk Management Instruments                                 --                                 --

All Other Liabilities                                    6,027                              6,811
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                      134,298                            130,005
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred Stock                                          1,887                              1,751

Common Stockholders' Equity                              8,696                              7,573
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                              10,583(d)                           9,324(d)
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $144,881                           $139,329
--------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                             3.20%                               3.20%
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on

  Interest-Earning Assets                                            $4,657      3.73%                  $4,629       3.82%
--------------------------------------------------------------------------------------------------------------------------



(a) On December 31, 1993, the Corporation adopted SFAS 115. Previously reported amounts have not been restated to conform with the 1994 presentation. (b) For the year ended December 31, 1994, the annualized rate for securities available-for-sale based on amortized cost was 6.42%. (c) Fees and commissions on loans included in loan interest amounted to $141 million in 1994, $176 million in 1993 and $159 million in 1992. (d) The ratio of average stockholders' equity to average assets was 6.6% for 1994, 7.3% for 1993 and 6.7% for 1992.


                                                                              A9



INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF
NET INTEREST INCOME - DOMESTIC AND FOREIGN
-----------------------------------------------------------------------------
                                                             1994
                                                 ----------------------------
(in millions; interest and average               Average              Average
rates on a taxable-equivalent basis)             balance   Interest    rate
-----------------------------------------------------------------------------
DOMESTIC

INTEREST-EARNING ASSETS:
  Deposits With Banks                            $    85    $    6     7.22%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                       10,947       477     4.36
  Securities and Trading Assets                   28,039     1,789     6.38
  Loans                                           57,377     4,522     7.88
---------------------------------------------------------------------------
      Total Interest-Earning Assets              $96,448     6,794     7.04
---------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits:
    Domestic Retail Time Deposits                $43,861     1,164     2.66
    Domestic Negotiable Certificates of
      Deposit and Other Time Deposits              5,128       186     3.64
---------------------------------------------------------------------------
      Total Deposits                              48,989     1,350     2.76
---------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements            18,041       710     3.94
    Other Borrowed Funds                           9,983       550     5.50
---------------------------------------------------------------------------
      Total Short-Term Borrowings                 28,024     1,260     4.49
---------------------------------------------------------------------------
  Long-Term Debt                                   8,190       480     5.86
  Intra-Company Funding-Net                       (4,348)     (138)      --
---------------------------------------------------------------------------
      Total Interest-Bearing Liabilities          80,855     2,952     3.65
Noninterest-Bearing Liabilities                   15,593        --       --
---------------------------------------------------------------------------
      Total Investable Funds                     $96,448     2,952     3.06
---------------------------------------------------------------------------
Domestic Net Interest Income and Net Yield                 $ 3,842     3.98%
---------------------------------------------------------------------------
FOREIGN

INTEREST-EARNING ASSETS:
  Deposits With Banks                            $ 5,172   $   365     7.07%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                        1,053        73     6.91
  Securities and Trading Assets                    9,515       657     6.90
  Loans                                           17,857     1,223     6.85
---------------------------------------------------------------------------
      Total Interest-Earning Assets              $33,597     2,318     6.90
---------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits                                       $24,051     1,028     4.27
---------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements             1,113       134    12.04
    Other Borrowed Funds                           1,552       106     6.85
---------------------------------------------------------------------------
      Total Short-Term Borrowings                  2,665       240     9.02
---------------------------------------------------------------------------
  Long-Term Debt                                     229        56    24.48
  Intra-Company Funding-Net                        4,348       138     3.14
---------------------------------------------------------------------------
      Total Interest-Bearing Liabilities          31,293     1,462     4.67
Noninterest-Bearing Liabilities                    2,304        --       --
---------------------------------------------------------------------------
      Total Investable Funds                     $33,597     1,462     4.35
---------------------------------------------------------------------------
Foreign Net Interest Income and Net Yield                    $ 856     2.55%
---------------------------------------------------------------------------
Percentage of Total Assets and Liabilities
  Attributable to Foreign Operations:
    Assets                                                             31.7%
    Liabilities                                                        31.1%
---------------------------------------------------------------------------



A10

-----------------------------------------------------------------------------------------------------------------------
                                                                    1993                               1992
                                                        ----------------------------      -----------------------------
(in millions; interest and average                      Average              Average      Average               Average
rates on a taxable-equivalent basis)                    balance   Interest    rate        balance    Interest    rate
-----------------------------------------------------------------------------------------------------------------------
DOMESTIC

INTEREST-EARNING ASSETS:
  Deposits With Banks                                    $  232      $  10     4.65%        $   22   $       1    6.11%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                               9,946        314     3.16          8,368         308    3.69
  Securities and Trading Assets                          25,977      1,741     6.70         24,308       1,806    7.43
  Loans                                                  57,701      4,197     7.28         58,963       4,580    7.77
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                     $93,856      6,262     6.67        $91,661       6,695    7.30
----------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits:
    Domestic Retail Time Deposits                       $46,598      1,237     2.65        $44,538       1,438    3.23
    Domestic Negotiable Certificates of
      Deposit and Other Time Deposits                     6,242        191     3.05          7,506         296    3.94
----------------------------------------------------------------------------------------------------------------------
      Total Deposits                                     52,840      1,428     2.70         52,044       1,734    3.33
----------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements                   14,413        397     2.76         15,011         552    3.70
    Other Borrowed Funds                                  7,881        412     5.24          7,387         390    5.31
----------------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                        22,294        809     3.63         22,398         942    4.21
----------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                          7,763        494     6.37          5,829         393    6.75
  Intra-Company Funding-Net                              (4,835)      (187)      --         (3,326)        (49)     --
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities                 78,062      2,544     3.26         76,945       3,020    3.93
Noninterest-Bearing Liabilities                          15,794         --       --         14,716          --      --
----------------------------------------------------------------------------------------------------------------------
      Total Investable Funds                            $93,856      2,544     2.71        $91,661       3,020    3.29
----------------------------------------------------------------------------------------------------------------------
Domestic Net Interest Income and Net Yield                          $3,718     3.96%                    $3,675    4.01%
----------------------------------------------------------------------------------------------------------------------
FOREIGN

INTEREST-EARNING ASSETS:
  Deposits With Banks                                   $ 3,970     $  258     6.49%       $ 2,583       $ 273   10.56%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                 354         25     6.93            224          41   18.45
  Securities and Trading Assets                           5,716        439     7.67          3,571         371   10.38
  Loans                                                  21,038      1,440     6.85         23,210       1,799    7.75
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                     $31,078      2,162     6.95        $29,588       2,484    8.39
----------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits                                              $21,066        813     3.86        $21,717       1,134    5.22
----------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements                    1,048         75     7.15            647          71   11.05
    Other Borrowed Funds                                  1,220        108     8.82          1,179         215   18.20
----------------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                         2,268        183     8.05          1,826         286   15.67
----------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                            290         40    13.77            391          61   15.54
  Intra-Company Funding-Net                               4,835        187     3.86          3,326          49    1.49
----------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities                 28,459      1,223     4.29         27,260       1,530    5.61
Noninterest-Bearing Liabilities                           2,619         --       --          2,328          --      --
----------------------------------------------------------------------------------------------------------------------
      Total Investable Funds                            $31,078      1,223     3.93        $29,588       1,530    5.17
----------------------------------------------------------------------------------------------------------------------
Foreign Net Interest Income and Net Yield                            $ 939     3.02%                   $   954    3.22%
----------------------------------------------------------------------------------------------------------------------
Percentage of Total Assets and Liabilities
  Attributable to Foreign Operations:
    Assets                                                                     24.5%                              22.5%
    Liabilities                                                                25.2%                              22.8%
----------------------------------------------------------------------------------------------------------------------


                                                                             A11

CHANGE IN NET INTEREST INCOME
VOLUME AND RATE ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Consolidated
                                                                             ------------------------------------------------
1994 OVER 1993                                                               Increase (decrease) due to change in:
                                                                             -------------------------------------        Net
(in millions; interest and average rates on a taxable-equivalent basis)      Volume                   Rate             Change
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
Deposits With Banks                                                            $  74                 $  29              $ 103
Federal Funds Sold and Securities Purchased Under Resale Agreements               92                   119                211
Securities and Trading Assets                                                    393                  (127)               266
Loans                                                                           (238)                  346                108
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                        321                   367                688
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                   (78)                    5                (73)
 Domestic Negotiable Certificates of Deposit and Other Time Deposits             (42)                   37                 (5)
 Deposits in Foreign Offices                                                     129                    86                215
-----------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                   9                   128                137
-----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements         151                   221                372
 Other Borrowed Funds                                                            140                    (4)               136
-----------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                    291                   217                508
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    11                    (9)                 2
Intra-Company Funding                                                             --                    --                 --
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                       311                   336                647
-----------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                  $  10                 $  31              $  41
-----------------------------------------------------------------------------------------------------------------------------



1993 OVER 1992
INTEREST-EARNING ASSETS
Deposits With Banks                                                            $  99                 $(105)             $  (6)
Federal Funds Sold and Securities Purchased Under Resale Agreements               60                   (70)               (10)
Securities and Trading Assets                                                    277                  (274)                 3
Loans                                                                           (244)                 (498)              (742)
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                        192                  (947)              (755)
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                    57                  (258)              (201)
 Domestic Negotiable Certificates of Deposit and Other Time Deposits             (38)                  (67)              (105)
 Deposits in Foreign Offices                                                     (26)                 (295)              (321)
-----------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                  (7)                 (620)              (627)
-----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements          15                  (166)              (151)
 Other Borrowed Funds                                                             31                  (116)               (85)
-----------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                     46                  (282)              (236)
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   109                   (29)                80
Intra-Company Funding                                                             --                    --                 --
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                       148                  (931)              (783)
-----------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                  $  44                 $ (16)             $  28
-----------------------------------------------------------------------------------------------------------------------------



A12




                                                                                                        Domestic
                                                                                     ----------------------------------------------
1994 OVER 1993                                                                       Increase (decrease) due to change in:
                                                                                     -------------------------------------     Net
(in millions; interest and average rates on a taxable-equivalent basis)              Volume                Rate             Change
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
Deposits With Banks                                                                   $ (10)              $   6              $  (4)
Federal Funds Sold and Securities Purchased Under Resale Agreements                      44                 119                163
Securities and Trading Assets                                                           131                 (83)                48
Loans                                                                                   (21)                346                325
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                               144                 388                532
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                          (78)                  5                (73)
 Domestic Negotiable Certificates of Deposit and Other Time Deposits                    (42)                 37                 (5)
 Deposits in Foreign Offices                                                             --                  --                 --
-----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                       (120)                 42                (78)
-----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements                143                 170                313
 Other Borrowed Funds                                                                   118                  20                138
-----------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                           261                 190                451
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                           26                 (40)               (14)
Intra-Company Funding                                                                    14                  35                 49
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                              181                 227                408
-----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                         $ (37)              $ 161              $ 124
-----------------------------------------------------------------------------------------------------------------------------------



1993 OVER 1992
INTEREST-EARNING ASSETS
Deposits With Banks                                                                   $   9               $  --              $   9
Federal Funds Sold and Securities Purchased Under Resale Agreements                      50                 (44)                 6
Securities and Trading Assets                                                           112                (177)               (65)
Loans                                                                                   (94)               (289)              (383)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                                77                (510)              (433)
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                           57                (258)              (201)
 Domestic Negotiable Certificates of Deposit and Other Time Deposits                    (38)                (67)              (105)
 Deposits in Foreign Offices                                                             --                  --                --
-----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                         19                (325)              (306)
-----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements                (14)               (141)              (155)
 Other Borrowed Funds                                                                    27                  (5)                22
-----------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                            13                (146)              (133)
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                          123                 (22)               101
Intra-Company Funding                                                                   (59)                (79)              (138)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                               96                (572)              (476)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                         $ (19)              $  62              $  43
-----------------------------------------------------------------------------------------------------------------------------------









                                                                                                         Foreign
                                                                                     ----------------------------------------------
1994 OVER 1993                                                                       Increase (decrease) due to change in:
                                                                                     -------------------------------------     Net
(in millions; interest and average rates on a taxable-equivalent basis)              Volume                Rate             Change
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
Deposits With Banks                                                                   $  84               $  23              $ 107
Federal Funds Sold and Securities Purchased Under Resale Agreements                      48                  --                 48
Securities and Trading Assets                                                           262                 (44)               218
Loans                                                                                  (217)                 --               (217)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                               177                 (21)               156
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                           --                  --                 --
 Domestic Negotiable Certificates of Deposit and Other Time Deposits                     --                  --                 --
 Deposits in Foreign Offices                                                            129                  86                215
-----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                        129                  86                215
-----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements                  8                  51                 59
 Other Borrowed Funds                                                                    22                 (24)                (2)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                            30                  27                 57
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                          (15)                 31                 16
Intra-Company Funding                                                                   (14)                (35)               (49)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                              130                 109                239
-----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                         $  47               $(130)             $ (83)
-----------------------------------------------------------------------------------------------------------------------------------



1993 OVER 1992
INTEREST-EARNING ASSETS
Deposits With Banks                                                                   $  90               $(105)             $ (15)
Federal Funds Sold and Securities Purchased Under Resale Agreements                      10                 (26)               (16)
Securities and Trading Assets                                                           165                 (97)                68
Loans                                                                                  (150)               (209)              (359)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                               115                (437)              (322)
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
 Domestic Retail Time Deposits                                                           --                  --                 --
 Domestic Negotiable Certificates of Deposit and Other Time Deposits                     --                  --                 --
 Deposits in Foreign Offices                                                            (26)               (295)              (321)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Deposits                                                                        (26)               (295)              (321)
-----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold Under Repurchase Agreements                 29                 (25)                 4
 Other Borrowed Funds                                                                     4                (111)              (107)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Short-Term Borrowings                                                            33                (136)              (103)
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                          (14)                 (7)               (21)
Intra-Company Funding                                                                    59                  79                138
-----------------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                               52                (359)              (307)
-----------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                         $  63               $ (78)             $ (15)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                             A13

SECURITIES PORTFOLIO

On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting for investments in equity securities that have readily determinable fair values and investments in all debt securities. Prior to the adoption of SFAS 115, available-for-sale securities were carried at the lower of aggregate amortized cost or market value. For a further discussion of the Corporation's securities portfolios, see
Note 4,"Securities", in Section B, pages 52 and 53.

Of the securities held in the Corporation's securities portfolios, the U.S. Government is the only issuer whose securities exceeded 10% of the Corporation's total stockholders' equity at December 31, 1994. The year-end balances of the Corporation's held-to-maturity and available-for-sale securities portfolios for 1994, 1993 and 1992 were as follows:



December 31, (in millions)                                             1994          1993            1992
---------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES:

U.S. Treasury and Federal agencies                                   $7,616      $  9,142         $12,108
Obligations of State and Political Subdivisions                         118            13               4
Other(a)                                                                832           953           2,924
---------------------------------------------------------------------------------------------------------
Total                                                                $8,566       $10,108         $15,036
---------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES:

U.S. Treasury and Federal Agencies                                  $14,502       $11,897          $6,568
Other(a)                                                              3,929         3,943           1,822
---------------------------------------------------------------------------------------------------------
Total                                                               $18,431       $15,840          $8,390
---------------------------------------------------------------------------------------------------------


(a) Includes investments in debt securities issued by foreign governments, corporate debt securities, collateralized mortgage obligations of private issuers, and other debt and equity securities.


The following table presents, by maturity range and type of security, the amortized cost at December 31, 1994, and the average yield of the held-to-maturity securities portfolio.



MATURITIES AND AVERAGE YIELDS OF THE PORTFOLIO

                                                                           Amortized Cost        Average
(in millions, except yields)                                             December 31, 1994       Yield(a)
---------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies:
  Due in One Year or Less                                                     $    81              5.06%
  Due After One Year through Five Years                                           502              6.30
  Due After Five Years through Ten Years                                        1,333              6.63
  Due After Ten Years(b)                                                        5,700              6.96
-------------------------------------------------------------------------------------------------------
    Total                                                                     $ 7,616              6.84%
-------------------------------------------------------------------------------------------------------
Obligations of State and Political
  Subdivisions:
  Due in One Year or Less                                                     $   113              6.22%
  Due After One Year through Five Years                                             1              6.66
  Due After Five Years through Ten Years                                            4              6.64
  Due After Ten Years                                                              --                --
-------------------------------------------------------------------------------------------------------
    Total                                                                     $   118              6.24%
-------------------------------------------------------------------------------------------------------
Other:
  Due in One Year or Less                                                     $    --                --%
  Due After One Year through Five Years                                           570              6.16
  Due After Five Years through Ten Years                                          113              7.21
  Due After Ten Years(b)                                                          149              7.02
-------------------------------------------------------------------------------------------------------
    Total                                                                     $   832              6.46%
-------------------------------------------------------------------------------------------------------

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


A14

The following table presents, by maturity range and type of security, the fair value and amortized cost at December 31, 1994 and the average yield of the available-for-sale securities portfolio.

MATURITIES AND AVERAGE YIELDS OF THE PORTFOLIO

                                                     Fair Value      Amortized Cost
                                                   December 31,        December 31,       Average
(in millions, except yields)                               1994                1994      Yield(a)
-------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies:
  Due in One Year or Less                               $ 1,799             $ 1,807          6.48%
  Due After One Year through Five Years                   2,738               2,863          6.00
  Due After Five Years through Ten Years                  2,040               1,682          6.03
  Due After Ten Years(b)                                  7,925               8,567          7.37
-------------------------------------------------------------------------------------------------
    Total                                               $14,502             $14,919          6.85%
-------------------------------------------------------------------------------------------------
Other:
  Due in One Year or Less                                $  859              $  854          7.65%
  Due After One Year through Five Years                   1,707               1,750          9.09
  Due After Five Years through Ten Years                    625                 689          8.23
  Due After Ten Years(b)                                    738                 765          6.29
-------------------------------------------------------------------------------------------------
    Total                                               $ 3,929             $ 4,058          8.11%
-------------------------------------------------------------------------------------------------


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


LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type for the dates indicated:


December 31, (in millions)                      1994      1993       1992       1991         1990
-------------------------------------------------------------------------------------------------
Domestic Loans:
  Commercial and Financial                   $24,972   $23,848    $29,277    $32,904      $33,790
  Consumer                                    30,120    25,798     23,599     20,436       18,700
  Commercial Real Estate                       5,650     7,338      8,103      8,737        9,407
-------------------------------------------------------------------------------------------------
    Total Domestic Loans                      60,742    56,984     60,979     62,077       61,897
-------------------------------------------------------------------------------------------------
Foreign Loans:
  Commercial, Industrial and Consumer          8,290     7,353      8,115      8,742       11,847
  Foreign Governments and Official
    Institutions                               6,567     7,558      8,266      8,740        9,651
  Financial Institutions                       3,628     3,963      5,145      5,278        3,057
-------------------------------------------------------------------------------------------------
    Total Foreign Loans                       18,485    18,874     21,526     22,760       24,555
-------------------------------------------------------------------------------------------------
Total Loans                                   79,227    75,858     82,505     84,837       86,452
Unearned Income                                 (460)     (477)      (495)      (600)        (767)
-------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                $78,767   $75,381    $82,010    $84,237      $85,685
-------------------------------------------------------------------------------------------------

For a discussion of the Corporation's loan outstandings, see the sections entitled "Net Interest Income" in Section B on pages
17-18, "Loan Portfolio" in Section B on pages 25-30, and "Net
Interest Income" in Section B on page 41.

                                                                             A15

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows the maturity distribution based upon the stated terms of the loan agreements, and sensitivity to changes in interest rates of the loan portfolio, excluding consumer loans, at December 31, 1994:


                                                              Within          1-5     After 5
December 31, 1994 (in millions)                             1 Year(b)        Years     Years     Total
-------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and Financial                                    $12,893      $ 8,498     $3,581   $24,972
  Commercial Real Estate                                        1,961        3,075        614     5,650
Foreign(a)                                                      8,849        3,875      5,591    18,315
-------------------------------------------------------------------------------------------------------
Total                                                         $23,703      $15,448     $9,786   $48,937
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Loans at Fixed Interest Rates                                             $  1,781    $   813
Loans at Variable Interest Rates                                            13,667      8,973
-------------------------------------------------------------------------------------------------------
Total                                                                      $15,448     $9,786
-------------------------------------------------------------------------------------------------------

(a) Includes loans previously classified as LDC loans.

(b) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.



RISK ELEMENTS

The following table shows the principal amounts of nonaccrual and renegotiated loans at the dates indicated:

December 31, (in millions)        1994             1993             1992             1991          1990
-------------------------------------------------------------------------------------------------------
Nonaccruing Loans:
  Domestic                        $581           $1,661           $2,974           $3,099        $2,984
  Foreign(a)                       307              889            1,837            1,515         2,804
-------------------------------------------------------------------------------------------------------
    Total Nonaccrual Loans         888            2,550            4,811            4,614         5,788
-------------------------------------------------------------------------------------------------------
Renegotiated Loans:
  Domestic                          37               37               --                7            21
  Foreign(a)                         4                4                5                7            16
-------------------------------------------------------------------------------------------------------
    Total Renegotiated Loans        41               41                5               14            37
-------------------------------------------------------------------------------------------------------
Total                             $929           $2,591           $4,816           $4,628        $5,825
-------------------------------------------------------------------------------------------------------

(a) Includes loans previously classified as LDC loans. Previously reported loan amounts have been reclassified to conform with the 1994 presentation.

See Note 7, "Nonperforming Assets", on pages 55 and 56 of Section B for interest income calculated on the carrying value of nonaccrual and renegotiated loans that would have been recorded had these loans been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for the periods indicated.

     The following table presents loans past due 90 days or more for which interest is being accrued at the dates indicated:


December 31, (in millions)        1994             1993             1992             1991          1990
-------------------------------------------------------------------------------------------------------
Domestic(a)                       $330             $323             $393             $393          $342
Foreign                            --                --               --               30            25
-------------------------------------------------------------------------------------------------------
Total                             $330             $323             $393             $423          $367
-------------------------------------------------------------------------------------------------------

(a) Includes consumer loans, exclusive of residential mortgage loans, as to which interest or principal is past due 90 days or more which are generally not classified as nonperforming but, rather, are charged off on a formula basis upon reaching certain specified stages of delinquency.


A16

ALLOWANCE FOR CREDIT LOSSES

The table below sets forth the Allowance for Credit Losses for the dates indicated:

Year Ended December 31, (in millions)           1994        1993           1992        1991        1990
--------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                  $3,020      $ 3,025         $3,275      $4,229      $5,313
Provision for Losses                             550        1,259(c)       1,365       1,345       1,161

CHARGE-OFFS
Domestic:
  Commercial and Financial                      (206)        (496)          (511)       (528)       (325)
  Consumer                                      (458)        (467)(c)       (449)       (456)       (248)
  Commercial Real Estate                        (201)        (259)          (302)       (265)       (287)
Foreign(a)                                      (401)(b)     (402)          (494)     (1,228)(f)  (1,572)(g)
--------------------------------------------------------------------------------------------------------
  Total Charge-Offs                           (1,266)      (1,624)        (1,756)     (2,477)     (2,432)
--------------------------------------------------------------------------------------------------------

RECOVERIES
Domestic:
  Commercial and Financial                       126           74             61          70          67
  Consumer                                        63           48             49          46          51
  Commercial Real Estate                          36           15             12          12          10
Foreign                                           94          206(d)          25          44          47
--------------------------------------------------------------------------------------------------------
  Total Recoveries                               319          343            147         172         175
--------------------------------------------------------------------------------------------------------

NET CHARGE-OFFS                                 (947)      (1,281)        (1,609)     (2,305)     (2,257)
Charge for Assets Transferred to
Held-for-Accelerated Disposition                (148)          --             --          --          --
Other                                              5           17(e)          (6)          6          12
--------------------------------------------------------------------------------------------------------
Balance at End of Year                        $2,480       $3,020         $3,025      $3,275      $4,229
--------------------------------------------------------------------------------------------------------


(a) Includes losses on LDC sales and swaps. Previously reported amounts have been reclassified to conform with the 1994 presentation.

(b) Includes $291 million related to management's final evaluation of the LDC portfolio. For a further discussion, see the section entitled "Net Charge-Offs" in Section B on page 27.

(c) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.

(d) Includes $175 million of recoveries on the disposition of LDC debt.

(e) Includes $19 million increase in allowance related to the acquisition by Texas Commerce of certain assets of First City Bancorporation of Texas, Inc.

(f) Includes a $902 million charge to adjust Brazilian medium- and long-term outstandings to an estimated net recoverable value.

(g) Includes a $349 million charge related to the Mexican debt restructuring agreement. This amount represents the difference between the carrying value of the debt exchanged and the face value of the bonds received.

ALLOWANCE FOR CREDIT LOSSES-FOREIGN

The following table shows the changes in the portion of the allowance for credit losses allocated to loans related to foreign operations, including activity related to countries engaged in debt rescheduling:



Year Ended December 31, (in millions)          1994         1993         1992          1991       1990
--------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                   $665         $887        $1,337        $2,464      $4,028
Provision for Losses                              8          174           225            52          20
Charge-offs(a)                                 (401)        (402)         (494)       (1,228)     (1,572)
Recoveries                                       94          206            25            44          47
Transfer from (to) Domestic Allowance            --         (200)         (200)           --         (65)
Other                                             3           --            (6)            5           6
---------------------------------------------------------------------------------------------------------
Balance at End of Year                         $369         $665          $887        $1,337      $2,464
---------------------------------------------------------------------------------------------------------


(a) Includes losses on LDC sales and swaps. Previously reported amounts have been reclassified to conform with the 1994 presentation.

The consolidated year-end allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as from other balance sheet and off-balance sheet credit-related transactions.

                                                                        A17



-----------------------------------------------------------------------------------------------------------------
LOAN LOSS ANALYSIS

Year Ended December 31, (in millions)          1994             1993             1992             1991       1990
-----------------------------------------------------------------------------------------------------------------
BALANCES
Loans-Average                               $75,234          $78,739          $82,173          $84,520    $84,727
Loans-Year End                               78,767           75,381           82,010           84,237     85,685
Net Charge-Offs(a)                            1,095(b)         1,281            1,609            2,305      2,257
Allowance for Credit Losses                   2,480            3,020            3,025            3,275      4,229
Nonperforming Loans                             929            2,591            4,816            4,628      5,825

RATIOS
Net Charge-Offs to:
  Loans-Average                                1.46%            1.63%            1.96%            2.73%      2.66%
  Allowance for Credit Losses                 44.15            42.42            53.19            70.38      53.37
Allowance for Credit Losses to:
  Loans-Year End                               3.15             4.01             3.69             3.89       4.94
  Nonperforming Loans                        266.95           116.56            62.81            70.76      72.60
-----------------------------------------------------------------------------------------------------------------


(a) Includes losses on LDC sales and swaps. Previously reported amounts have been reclassified to conform with the 1994 presentation.

(b) Includes a $148 million charge for assets transferred to held for accelerated disposition.



DEPOSITS

The following data provide a summary of the Corporation's average deposits and average interest rates for the years 1994-1992:


                                                     Average Balances                      Average Interest Rates
(in millions, except interest rates)       1994             1993             1992          1994      1993    1992
-------------------------------------------------------------------------------------------------------------------
Domestic:
Noninterest-Bearing Demand              $21,723          $21,750          $18,989            --%      --%       --%
Interest-Bearing Demand                   6,556            6,456            5,547          1.36     1.60      2.17
Savings                                  26,812           27,553           26,641          2.43     2.22      2.67
Time                                     15,621           18,831           19,856          3.89     3.79      4.54
------------------------------------------------------------------------------------------------------------------
  Total Domestic Deposits                70,712           74,590           71,033          1.91     1.91      2.44
------------------------------------------------------------------------------------------------------------------
Foreign:
Noninterest-Bearing Demand                  165              157              345            --       --        --
Interest-Bearing Demand                   8,893            7,969            6,111          4.28     4.87      5.72
Savings                                      23               43               82          2.98     2.48      1.72
Time                                     14,970           12,897           15,179          4.32     3.28      5.16
------------------------------------------------------------------------------------------------------------------
  Total Foreign Deposits(a)              24,051           21,066           21,717          4.27     3.86      5.22
------------------------------------------------------------------------------------------------------------------
Total Deposits                          $94,763          $95,656          $92,750          2.51%    2.34%     3.09%
------------------------------------------------------------------------------------------------------------------

(a) Substantially all of the foreign deposits are in denominations of $100,000 or more.

    The following table presents deposits by maturity range and type for the dates indicated:


                                                   Domestic Time          Other Domestic          Deposits in
                                              Certificates of Deposit     Time Deposits         Foreign Offices
Deposits (in millions)                           ($100,000 or More)    ($100,000 or More)     ($100,000 or More)
----------------------------------------------------------------------------------------------------------------
By remaining maturity at December 31,              1994       1993        1994       1993       1994        1993
----------------------------------------------------------------------------------------------------------------
Three Months or Less                             $3,402     $3,370      $2,088     $3,752    $25,682     $21,145
Over Three Months but within Six Months             469        503           7         40      1,204       1,208
Over Six Months but within Twelve Months            460        311           6         20      1,227         368
Over Twelve Months                                  849      1,047          68        104        195         173
----------------------------------------------------------------------------------------------------------------
        Total                                    $5,180     $5,231      $2,169     $3,916    $28,308     $22,894
----------------------------------------------------------------------------------------------------------------

     At December 31, 1994, time and savings deposits in domestic offices totaled $46,799 million, of which $5,180 million were time certificates of deposit in denominations of $100,000 or more, $2,169 million were other time deposits in denominations of $100,000 or more, and $31,386 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $28,308 million, substantially all of which were interest-bearing.

     At December 31, 1993, time and savings deposits in domestic offices totaled $51,940 million, of which $5,231 million were time certificates of deposit in denominations of $100,000 or more, $3,916 million were other time deposits in denominations of $100,000 or more, and $34,290 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $22,894 million, substantially all of which were interest-bearing.

A18

--------------------------------------------------------------------------------

ITEM 2: PROPERTIES

The headquarters of the Corporation is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by the Corporation. This location contains approximately 1.3 million square feet of commercial office and retail space. The Corporation also owns and occupies a 22-story bank and office building at 4 New York Plaza with 900,000 square feet of commercial office and retail space. The Corporation also occupies, under leasehold agreements, office space at 55 Water Street, 95 Wall Street and various other locations in New York City.

   The Corporation, as lessee, also occupies offices in the United Kingdom. The most significant office space leased in the United Kingdom is 168,000 square feet at 125 London Wall, which lease expires in December 2017.

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

--------------------------------------------------------------------------------

ITEM 3: LEGAL PROCEEDINGS

The Securities and Exchange Commission has commenced an investigation relating to the $70 million loss incurred by the Corporation in the fourth quarter of 1994 resulting from unauthorized foreign exchange transactions involving the Mexican peso (for a further description, see the section entitled "Noninterest Revenue" in Section B at page 20). The Corporation is cooperating with this investigation. The Corporation cannot determine at this time the outcome of the investigation but believes it will not have a material adverse effect on the consolidated financial condition of the Corporation.

--------------------------------------------------------------------------------

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                                             A19

--------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                   Positions and offices held
Name                                    Age        with the Corporation and with Chemical Bank
------------------------------------------------------------------------------------------------------------------------------
Walter V. Shipley                       59         Effective January 1, 1994, Chairman and Chief Executive Officer of the
                                                   Corporation and Chemical Bank. From the Merger until December 31,
                                                   1993, President of the Corporation and Chemical Bank. Prior to the Merger,
                                                   Mr. Shipley had served as Chairman and Chief Executive Officer of
                                                   Chemical Banking Corporation and Chemical Bank since 1983. Director of the Corporation and Chemical Bank since 1982.



Edward D. Miller                        54         Effective January 1, 1994, President of the Corporation and Chemical Bank.
                                                   From the Merger until December 31, 1993, Vice Chairman of the
                                                   Corporation and Chemical Bank. A Director of the Corporation and
                                                   Chemical Bank since the Merger. Prior to the Merger, Mr. Miller had served as a Vice Chairman and a Director of MHC since December 1988.



William B. Harrison Jr.                 51         Vice Chairman of the Corporation and Chemical Bank. A Director of the
                                                   Corporation since the Merger and of Chemical Bank since August 1990.
                                                   Prior to the Merger, Mr. Harrison had been an Executive Officer of the
                                                   Corporation since 1988.



Peter J. Tobin                          51         Executive Vice President and Chief Financial Officer of the Corporation and
                                                   Chemical Bank. Prior to the Merger, Mr. Tobin had served in the same capacity for MHC since December 1985.



William C. Langley                      56         Executive Vice President and Chief Credit and Risk Policy Officer of the
                                                   Corporation and Chemical Bank. Prior to the Merger, Mr. Langley had
                                                   served as Executive Vice President of MHC since 1983.



Unless otherwise noted, all of the Corporation's above-named executive officers have continuously held senior-level positions with the Corporation and Chemical Bank during the five fiscal years ended December 31, 1994. There are no family relationships among the foregoing executive officers.

A20

PART II

-------------------------------------------------------------------------------

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of the Corporation's Common Stock are listed on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and the Republic of Ireland. For the quarterly high and low prices of the Common Stock on the New York Stock Exchange and the quarterly dividends declared data for the Corporation's common stock for the last two years, see the section entitled "Quarterly Financial Information" in Section B, page 73.

     At February 28, 1995, there were approximately 52,900 holders of record of the Corporation's Common Stock.

-------------------------------------------------------------------------------

ITEM 6: SELECTED FINANCIAL DATA

For five-year selected financial data, see "Financial Review" in Section B, page 15.

-------------------------------------------------------------------------------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears in Section B, pages 16 through 42.

-------------------------------------------------------------------------------

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements appear, together with the Notes thereto and the report of Price Waterhouse LLP dated January 17, 1995 thereon, in Section B, pages 43 through 72.

     Supplementary financial data for each full quarter within the two years ended December 31, 1994 are included in Section B, page 73 in the table entitled "Quarterly Financial Information". Also included in Section B, pages 74 and 75, are the "Average Consolidated Balance Sheet, Interest and Rates" and the "Consolidated Balance Sheet" for Chemical Bank and Subsidiaries.

-------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                                                            A21

PART III

--------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     See Item 13 below.

--------------------------------------------------------------------------------

ITEM 11: EXECUTIVE COMPENSATION

     See Item 13 below.

--------------------------------------------------------------------------------


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 13 below.

--------------------------------------------------------------------------------

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G (3) to Form 10-K, the information to be provided by Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to the Corporation's definitive proxy statement for the annual meeting of stockholders, to be held May 16, 1995, which proxy statement will be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Corporation's 1994 fiscal year.


A22

PART IV

--------------------------------------------------------------------------------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

    1. Financial Statements

    The consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth in Section B, commencing on page 43 thereof.

    2. Financial Statement Schedules

    None.



    3. EXHIBITS



    3.1 (a) Restated Certificate of Incorporation of Chemical Banking Corporation (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K dated December 31, 1993 of Chemical Banking Corporation).

    3.1 (b) Certificate of Designations of Adjustable Rate Cumulative Preferred Stock, Series L (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A dated June 6, 1994 of Chemical Banking Corporation).

    3.2 By-laws of Chemical Banking Corporation, as amended (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K dated December 31, 1993 of Chemical Banking Corporation).

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

    4.2 Form of Indenture dated as of December 1, 1989 between Chemical Banking Corporation and The Chase Manhattan Bank (National Association), which Indenture includes the form of Debt
             Securities (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

    4.3 Form of Indenture dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, which Indenture includes the form of Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated December 22, 1992 of Chemical Banking Corporation).

    4.4 (a) Form of Indenture dated as of June 1, 1982 between Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, which Indenture includes the form of Debt Securities (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 (File No. 2-82433) of Manufacturers Hanover Corporation).


    4.4 (b) Form of First Supplemental Indenture dated as of January 15, 1986 to the Indenture dated as of June 1, 1982 between Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, relating to the Senior Debt Securities (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K dated as of January 29, 1986 of Manufacturers Hanover Corporation).

    4.4 (c) Form of Second Supplemental Indenture dated as of March 13, 1991 to the Indenture dated as of June 1, 1982 between Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, relating to the Senior Debt Securities (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K dated March 19, 1991 of Manufacturers Hanover Corporation).

                                                                             A23

    4.4 (d) Form of Third Supplemental Indenture dated as of December 31, 1991 among Chemical Banking Corporation, Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, to the Indenture dated as of June 1, 1982 (incorporated by reference to Exhibit 4.14(d) of the Annual Report on Form 10-K dated December 31, 1991 of Chemical Banking Corporation).

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

    4.6 (a) Form of Indenture dated as of May 15, 1993 between Margaretten Financial Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

    4.6 (b) Form of Supplemental Indenture dated as of July 22, 1994 to the Indenture dated as of May 15, 1993 among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee dated as of July 22, 1994 by Chemical Banking Corporation (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K dated September 28, 1994 of Chemical Banking Corporation).

    10.1 Stock Purchase Agreement, dated as of September 18, 1989, between the Dai-Ichi Kangyo Bank, Limited as Purchaser and Manufacturers Hanover Corporation as Seller (incorporated by reference to the Current Report on Form 8-K dated September 25, 1989 of Manufacturers Hanover Corporation).

    10.2 Stockholder's Agreement, dated as of December 29, 1989, among The CIT Group Holdings, Inc., The Dai-Ichi Kangyo Bank, Limited and Manufacturers Hanover Corporation (incorporated by reference to the Current Report on Form 8-K dated January 16, 1990 of Manufacturers Hanover Corporation).

    10.3 CIT Stock Purchase Agreement, dated as of September 18, 1989 between The Dai-Ichi Kangyo Bank, Limited as Purchaser and Manufacturers Hanover Corporation as Seller (incorporated by reference to the Current Report on Form 8-K dated September 25, 1989 of Manufacturers Hanover Corporation).

    10.4     Key Executive Performance Plan of Chemical Banking Corporation.

    10.5 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993.

    10.6 Deferred Compensation Plan for Non-Employee Directors of Chemical Banking Corporation and Chemical Bank, as amended and restated effective December 15, 1992 (incorporated by reference to Exhibit
             10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.7 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).



A24

    10.8 Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).


    10.9 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.10 Executive Cash Plan for Retirement of Chemical Banking Corporation and Certain Affiliates, as amended and restated effective January 1, 1991 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.11    Permanent Life Insurance Options Plan (incorporated by reference to
             Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    11.1     Computation of Net Income per Common Share.

    12.0     Computation of ratio of earnings to fixed charges.

    12.1 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

    21.1     List of Subsidiaries of Chemical Banking Corporation.

    22.1 Annual Report on Form 11-K of the Chemical Savings Plan of Chemical Bank and Certain Affiliates (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

    22.2 Annual Report on Form 11-K of the Margaretten Financial Corporation Savings Plan (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

    23.1     Consent of Independent Accountants.

    27.1     Financial Data Schedule

The Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the following outstanding nonregistered long-term debt of the Corporation and its subsidiaries: Floating Rate Subordinated Note Due 1998 of the Corporation; Subordinated Floating Rate Notes Due 2003 of the Corporation; Floating Rate Note Due 2002 of the Corporation; Zero-Coupon Note Due 2002 of the Corporation; Serial Zero Coupon Guaranteed Notes Due 1984-2003 of the Corporation; 7 1/4% Subordinated Notes Due 2002 of Chemical Bank; 7% Subordinated Notes Due 2005 of Chemical Bank; Floating Rate Subordinated Notes Due May 5, 2003 of Chemical Bank; Floating Rate Subordinated Notes Due June 15, 2000 of Chemical Bank; Floating Rate Subordinated Notes Due July 29, 2003 of Chemical Bank; 6.58% Subordinated Notes Due 2005 of Chemical Bank; 6.70% Subordinated Notes Due 2008 of Chemical Bank; 6.125% Subordinated Notes Due 2008 of Chemical Bank; Adjustable Rate Notes Due April 1, 2011 of Texas Commerce Bancshares, Inc.; Floating Rate Subordinated Notes Due 1997 of Manufacturers Hanover Corporation; Floating Rate Subordinated Capital Notes Due April 1997 of Manufacturers Hanover Trust Company; and LIBOR Note, Series C, Due March 1998 of Manufacturers Hanover Corporation. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

(b) REPORTS ON FORM 8-K

- A Current Report on Form 8-K dated October 20, 1994 was filed setting forth the Corporation's financial results for the 1994 third quarter.

- A Current Report on Form 8-K dated December 1, 1994 was filed announcing a two-year program designed to increase the Corporation's earnings per share.



                                                                            A25

                                  SECTION B
                                  ---------

                            Pages 1 - 13 not used
















                                     A26

Financial Report                                          Page Number in
                                                             B Section


Financial Review                                                15

Management's Discussion and Analysis:

   Overview                                                     16

   Actions to Improve Earnings Per Share                        16

   Results of Operations                                        17

   Business Organization                                        22

   Loan Portfolio                                               25

   Derivative and Foreign Exchange Financial Instruments        31

   Risk Management                                              31

   Capital and Liquidity                                        37

   Other Events                                                 40

   Accounting Developments                                      40

   Comparison Between 1993 and 1992                             41

Management's Report on Responsibility for Financial Reporting   43

Report of Independent Accountants                               43

Consolidated Financial Statements                               44

Notes to Consolidated Financial Statements                      48


Supplemental Schedules:

   Quarterly Financial Information                              73

   Average Consolidated Balance Sheet, Interest and Rates       74

   Chemical Bank Consolidated Balance Sheet                     75

                                                    Chemical Banking Corporation
                                                    and Subsidiaries

Financial Review(a)


(in millions, except per share, ratio and unit data)
As of or for the year ended December 31,                   1994           1993          1992           1991          1990
----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net Interest Income                                    $    4,674      $   4,636      $  4,598      $   4,080      $  3,539
Provision for Losses                                          550          1,259         1,365          1,345         1,161
Noninterest Revenue                                         3,597          4,024         3,026          2,862         2,792
Noninterest Expense                                         5,509          5,293         4,930          5,307         4,641
Income Before Income Tax Expense
  and Effect of Accounting Changes                          2,212          2,108         1,329            290           529
Income Tax Expense                                            918            539           243            136            89
Net Effect of Changes in Accounting Principles                 --             35            --             --            --
Net Income                                             $    1,294      $   1,604      $  1,086      $     154      $    440
----------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Income Before Effect of Accounting Changes             $     4.64   $       5.63   $      3.90   $        .11      $   1.84
Net Effect of Changes in Accounting Principles                 --            .14            --             --            --
Net Income                                                   4.64           5.77          3.90            .11          1.84
Book Value at December 31,                                  37.88          37.60         32.43          31.02         32.80
Market Value at December 31,                                35.88          40.13         38.63          21.25         10.75
Cash Dividends Declared                                      1.64           1.37          1.20           1.05          2.29
Cash Dividends Declared Per Class B                            --             --            --(b)         .29           .64
----------------------------------------------------------------------------------------------------------------------------

PRO FORMA(c)
Net Income                                             $    1,446      $   1,305      $    784      $     540      $    402
Net Income Per Common Share                                  5.25           4.58          2.64           2.24          1.63
Return on Average Common Stockholders' Equity               13.94%         13.22%         8.37%          6.74%         4.74%
----------------------------------------------------------------------------------------------------------------------------

TOTAL AT YEAR-END
Loans                                                  $   78,767      $  75,381      $ 82,010      $  84,237      $ 85,685
Securities                                                 26,997         25,948        23,426         19,763        19,242
Total Assets                                              171,423(d)     149,888       139,655        138,930       136,249
Deposits                                                   96,506         98,277        94,173         92,950        89,147
Long-Term Debt                                              7,991          8,192         6,798          5,738         5,764
Total Stockholders' Equity                                 10,712         11,164         9,851          7,281         7,238
----------------------------------------------------------------------------------------------------------------------------

SELECTED RATIOS
Return on Average:
  Total Assets                                                .78%(d)       1.11%          .78%           .11%          .30%
  Common Stockholders' Equity                               12.32          16.66         12.36            .33          5.38
  Total Stockholders' Equity                                11.80          15.16         11.65           2.02          5.94
Common Dividend Payout                                         35             24            32          1,280           146
Efficiency Ratio(e)                                            63             58            61             65            70
----------------------------------------------------------------------------------------------------------------------------

CAPITAL RATIOS
Tier 1 Leverage                                              5.95%(d)       6.77%         6.60%          4.74%         4.48%
Tier 1 Risk-Based Capital Ratio                              8.20           8.12          7.33           5.13          5.16
Total Risk-Based Capital Ratio                              12.35          12.22         11.55           9.13          9.40
----------------------------------------------------------------------------------------------------------------------------

OTHER DATA
Average Common Shares and Common Stock
  Equivalents Outstanding                                   249.3          251.2         240.4          181.4         174.7
Number of Employees                                        42,130         41,567        39,687         43,169        45,636
----------------------------------------------------------------------------------------------------------------------------

(a) On December 31, 1991, Manufacturers Hanover Corporation ("MHC") merged with and into Chemical Banking Corporation (the "merger"). The merger was accounted for as a pooling of interests and, accordingly, all amounts include the consolidated results of MHC. (b) In March 1992, the Class B Common Stock was converted into the Corporation's Common Stock. (c) The Corporation recognized its remaining Federal income tax benefits in 1993. The pro forma section presents the earnings prior to 1994 on a fully-taxed basis and excludes the impact of the $260 million restructuring charge in 1994, the $115 million merger-related charge and $35 million benefit of accounting changes in 1993, the $625 million restructuring charge in 1991 and the $152 million restructuring charge in 1990. (d) On January 1, 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FASI 39"), which increased total assets and total liabilities by approximately $16.0 billion, at December 31, 1994, and total average assets and total average liabilities by $16.1 billion for the year 1994. Excluding the impact of FASI 39, the return on average assets for 1994 was 0.86%. (e) Excludes restructuring charges, foreclosed property expense and emerging markets past-due interest bond sales.

Management's Discussion and Analysis

OVERVIEW

Chemical Banking Corporation's (the "Corporation") net income for 1994, including a fourth-quarter restructuring charge of $260 million ($152 million after-tax), was $1,294 million, or $4.64 per share. Reported 1993 net income was $1,604 million, or $5.77 per share, which included the recognition of remaining income tax benefits of $331 million, a $115 million merger-related charge ($67 million after-tax), and a net positive impact of $35 million related to accounting changes.

   Net income, before the fourth-quarter restructuring charge, was $1,446 million, or $5.25 per common share. These 1994 results reflected an 11% increase from comparable pro forma earnings of $1,305 million, or $4.58 per common share, in 1993.

   Despite a difficult operating environment, 1994 was a year of progress for the Corporation. The year reflected solid performances in several core businesses, a significant reduction in credit costs, and strategic initiatives undertaken by the Corporation which management believes will result in continuous improvements in its financial results going forward. For a discussion of these initiatives, see Actions to Improve Earnings Per Share which follows.

   During 1994, significant capital actions were completed reflecting management's continued positive outlook for the Corporation. In September, the Corporation increased the quarterly cash dividend on its outstanding common stock to $0.44 per share, a 16% increase from the quarterly dividend of $0.38. On an annual basis, the dividend rate increased to $1.76 per share from $1.52 per share. Since March 1993, the Corporation has increased the common dividend by 47%. In addition, during 1994, the Corporation completed the repurchase of 10 million shares of its common stock in the open market under a stock repurchase plan originally announced in May 1994 and announced plans to repurchase an additional 6 million shares in 1995 (see Actions to Improve Earnings Per Share).

   On July 1, 1994, the Corporation completed a tender offer for the outstanding common stock and the depositary shares representing the preferred stock of Margaretten Financial Corporation ("Margaretten"), an organization whose primary business is the origination and servicing of mortgages nationwide. Margaretten's results of operations have been included in the Corporation's consolidated financial statements from the date of the acquisition.

   The Corporation's nonperforming assets at December 31, 1994 were $1.14 billion, a decline of 68% from $3.53 billion at year-end 1993. The reduction in nonperforming assets is largely attributable to the continued improvement in the Corporation's credit profile as well as the planned sale of approximately $735 million of real estate assets (approximately $580 million nonperforming) designated as Assets Held for Accelerated Disposition. Nonperforming assets were 0.7% of total assets at the end of 1994, compared with 2.4% at December 31, 1993. At December 31, 1994, the allowance for credit losses was 267% of nonperforming loans, compared with 117% at the same date a year ago.

   At December 31, 1994, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.20% and 12.35%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). At December 31, 1994, the Corporation was "well capitalized" as defined by the Federal Reserve Board. These ratios were 8.12% and 12.22%, respectively, at December 31, 1993.

                                [GRAPH 1-See Appendix I]

                                [GRAPH 2-See Appendix I]

--------------------------------------------------------------------------------
ACTIONS TO IMPROVE EARNINGS PER SHARE

On December 1, 1994, the Corporation announced a two-year program (the "Actions to Improve Earnings Per Share") designed to produce earnings per share growth of more than 15% in 1995 and in 1996, as well as an efficiency ratio of 57% and a return on common stockholders' equity of 16% by 1996.

   To achieve these performance goals, the Corporation plans to reduce its existing cost base by $440 million ($230 million in 1995) as a result of a number of actions, including the elimination of 3,700 positions and expense-reduction initiatives. At the same time, the Corporation intends to focus $180 million of new investment spending in a number of its high-growth businesses while maintaining its commitment to a disciplined and strategic use of its capital. Management believes the net result of these and other initiatives should be flat expenses in 1995 and 1996, as well as the achievement of annual revenue growth of 4% to 6%.

   To cover the costs associated with severance and the disposition of certain facilities, the Corporation recorded a pre-tax re-structuring charge of $260 million in the 1994 fourth quarter. For further discussion of this restructuring charge, see the Noninterest Expense section of Management's Discussion and Analysis on page 20 and Note Sixteen of the Consolidated Financial Statements.

   The Corporation also announced its intention to sell approximately 60% of Chemical Bank New Jersey, N.A. and to integrate the remaining branches in the northeast quadrant of New Jersey into the Regional Bank's consumer and middle market franchise serving metropolitan New York. For a discussion of the agreement to sell Chemical Bank New Jersey, N.A., see the Other Events Section on page 40. The Corporation also announced that it is exploring options to sell or substantially reduce its 40% investment in The CIT Group Holdings, Inc. ("CIT").

   In addition, the Corporation announced plans to repurchase up to 6 million shares of its common stock during 1995. This follows the aforementioned buyback program of 10 million shares completed during 1994. The Corporation will consider expanding the new stock buyback program upon completion of the contemplated divestitures.

   In December 1994, the Corporation also segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition.

   Management believes the Corporation's plans, as described above, will enhance shareholder value in 1995 and 1996. The Corporation intends to monitor and measure its success in terms of demonstrable improvements in its core net income, earnings per share and return on common stockholders' equity.

   Because the Corporation's markets are highly competitive and because certain factors affecting the Corporation's revenues (such as interest rates and the volatility of the trading environment) are not within the Corporation's control, there can be no assurance the Corporation's plans will achieve its financial performance goals as described above.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

NET INTEREST INCOME

Year Ended December 31, (in millions)           1994       1993
----------------------------------------------------------------
Total Interest Income                          $9,088     $8,403
Total Interest Expense                          4,414      3,767
----------------------------------------------------------------
Net Interest Income                             4,674      4,636
Taxable-Equivalent Adjustment(a)                   24         21
----------------------------------------------------------------
Net Interest Income-Taxable Equivalent Basis   $4,698     $4,657
----------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

   The Corporation's net interest income was $4,674 million in 1994, compared with $4,636 million in 1993. The rise in 1994 was attributable to an increase in average interest-earning assets, which more than offset the effect of rising interest rates.

   Average interest-earning assets were $130.0 billion in 1994, an increase of 4% from 1993, reflecting a higher level of liquid assets and securities. The composition of average interest-earning assets shifted during the latter part of 1993 and early part of 1994 to support the Corporation's trading businesses. The following table reflects the composition of interest-earning assets as a percentage of total earning assets and the net yield on interest-earning assets for the periods indicated:

AVERAGE EARNING ASSET MIX

Year Ended December 31, (in billions)              1994                    1993
--------------------------------------------------------------------------------------
Total Loans                                $ 75.2          58%      $ 78.7         63%
Securities                                   26.2          20         23.7         19
Liquid Assets                                28.6          22         22.5         18
--------------------------------------------------------------------------------------
Total                                      $130.0         100%      $124.9        100%
--------------------------------------------------------------------------------------
Interest Rate Spread                               3.07%                   3.20%
--------------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets               3.61%                   3.73%
-------------------------------------------------------------------------------------

   The Corporation's average total loans in 1994 were $75.2 billion, compared with $78.7 billion in 1993. The decline reflected lower commercial loan outstandings of $5.3 billion (due to paydowns from businesses refinancing their borrowings in the debt and equity markets and the Corporation's ongoing loan syndication and distribution activities) and a reduction of $1.4 billion in commercial real estate loans, partially offset by a $3.2 billion increase in higher-yielding consumer loans (principally from residential mortgage and credit card activities). Although average commercial loan outstandings were lower in 1994 than in 1993, commercial loan outstandings at year-end 1994 had increased from the June 30, 1994 level due to an upward trend in commercial lending activity experienced during the latter half of 1994. In 1995, the Corporation expects continued growth in its loan portfolio, with its consumer loans continuing to grow faster than its commercial loans.

   The growth in interest-earning assets was funded by a $5.6 billion increase in interest-bearing liabilities. For 1994, average interest-bearing liabilities were $112.1 billion, compared with $106.5 billion for 1993, principally due to a higher level of Federal funds purchased and securities sold under repurchase agreements. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions as well as a source of financing for the securities portfolio.

   The negative impact on net interest income from nonperforming loans in 1994 was $65 million, a decrease from $111 million in 1993. The improvement is principally due to the significant reduction in the level of the Corporation's nonperforming loans.

Management's Discussion and Analysis


   The favorable impact on net interest income from the Corporation's risk management activities, where certain assets and liabilities were hedged with derivatives which alter the yield on these assets and liabilities, was approximately $190 million in 1994 and $280 million in 1993.

   The interest rate spread, which is the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities, was 3.07% for 1994, compared with 3.20% for 1993. The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.61% in 1994, compared with 3.73% in 1993. The interest rate spread and net yield were negatively affected by the aforementioned shift in the Corporation's balance sheet asset mix to lower-yielding liquid assets, partially offset by the smaller negative impact from nonperforming loans and a lag in repricing of certain liabilities. The contribution from interest-free funds to the net yield in 1994 was 54 basis points, a slight increase from 53 basis points in 1993.

   Despite its outlook for loan growth in 1995, management anticipates that net interest income will be somewhat lower than in 1994. Contributing factors include continuing pricing pressures in the loan and deposit markets and the expectation of higher interest rate levels in 1995. For a more complete discussion of the Corporation's sensitivity to interest rates, see the Asset/Liability Management section on page 34.

   For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on page 74.

PROVISION FOR LOSSES

The provision for losses in 1994 was $550 million, compared with $1,259 million in 1993, a decline of 56%.

   As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the provision for losses in 1994 was lower than the Corporation's net charge-offs. The Corporation anticipates that this trend will continue into 1995.

   Management expects that the quarterly provision for losses in 1995 will rise from the 1994 fourth-quarter's level of $85 million. The increase is due to a lower level of expected loan recoveries (versus fourth-quarter 1994) as well as the impact of anticipated higher consumer net charge-offs, a consequence of the continuing growth in consumer loans.

NONINTEREST REVENUE

Noninterest revenue totaled $3,597 million in 1994, compared with $4,024 million in 1993. The decrease from the prior year reflected lower trading revenue, a decline in securities gains, and a decline in gains on the sales of emerging markets-related past-due interest bonds (included in other revenue). The aforementioned decreases were partially offset by increased revenues from corporate finance fees, credit card services fees (included in fees for other banking services), trust and investment management fees, as well as increased revenues from equity-related investments (included in other revenue). The following table reflects the composition of total noninterest revenue for the periods indicated.


Year Ended December 31, (in millions)        1994       1993
-------------------------------------------------------------
Trust and Investment Management Fees        $  421     $  406
Corporate Finance and Syndication Fees         405        338
Service Charges on Deposit Accounts            300        288
Fees for Other Banking Services              1,148      1,067
Trading Revenue                                645      1,073
Securities Gains                                66        142
Other Revenue                                  612        710
-------------------------------------------------------------
Total Noninterest Revenue                   $3,597     $4,024
-------------------------------------------------------------

   Trust and investment management fees are primarily comprised of corporate, institutional and private banking (personal trust) activities provided to corporations and individuals on a global basis. The Corporation's corporate and institutional trust area provides customers with a full range of services such as trustee and securities processing, as well as investment advisory and administrative functions for customers' pension and other employee benefit plans. The Corporation's private banking area provides a full range of services for high-net worth individuals. The Corporation's family of proprietary mutual funds, The Hanover Funds, are managed within the private banking area.

   The following table reflects the components of trust and investment management fees for the periods indicated.


Year Ended December 31, (in millions)                  1994        1993
-----------------------------------------------------------------------
Trust and Investment Management Fees:
  Personal Trust and Investment Management Fees        $ 206      $ 196
  Corporate and Institutional Trust Fees                 176        168
  Other, primarily Foreign Asset Management               39         42
-----------------------------------------------------------------------
Total Trust and Investment Management Fees             $ 421      $ 406
-----------------------------------------------------------------------

   Personal trust fees increased 5% in 1994, principally reflecting new customer relationships developed as a result of the acquisition in September 1993 of Ameritrust Texas Corporation ("Ameritrust"), by Texas Commerce Equity Holdings Inc. ("Texas Commerce") the holding company for Texas Commerce Bank National Association. Partially offsetting this increase was a decline in fees related to assets under management as a result of lower bond and equity market values experienced during 1994. Corporate and institutional trust fees increased 5% from the 1993 level also largely due to the inclusion of Ameritrust results for the full year in 1994 versus only three months in 1993. However, fees from corporate and institutional trust services for the last half of 1994 were under pricing pressures that continue to affect this business.

   Management anticipates that trust and investment management fees in 1995 will be consistent with the 1994 level. The anticipated growth in trust and asset management activities from the Corporation's planned investment in the private banking business is expected to be offset somewhat by the effects of the sale of certain Ameritrust units in 1994, attrition of some Ameritrust and First City customers experienced during 1994, and the anticipated absence of fees associated with the Mellon Bank Corporation joint venture. For further discussion of the Mellon Bank Corporation joint venture, see the Other Events section on page 40.

   Corporate finance and syndication fees include revenue from managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations and mergers and acquisitions; and arranging private placements and underwriting public debt securities. Corporate finance and syndication fees in 1994 reached a record level of $405 million, a 20% increase from the prior year, principally resulting from the continued strong growth in loan syndication and other investment banking activities. During 1994, the Corporation acted as agent or co-agent for approximately $319 billion of syndicated credit facilities, compared with $185 billion in 1993, reflecting the Corporation's large client base and strong emphasis on distribution. Management expects corporate finance and syndication fees to continue to grow in 1995.

   Service charges on deposit accounts totaled $300 million in 1994, an increase of 4% over last year. The increase from 1993 was primarily due to pricing initiatives during the first half of 1994 related to retail accounts, partially offset by a slightly smaller deposit base.

   Fees for other banking services for 1994 were $1,148 million, an increase of $81 million from a year ago. The improvement in fees for 1994 reflected higher credit card services revenue and mortgage servicing fees. The following table reflects the components of fees for other banking services for the periods indicated.


Year Ended December 31, (in millions)              1994           1993
----------------------------------------------------------------------
Credit Card Services Revenue                      $  315        $  238
Fees in Lieu of Compensating Balances                203           209
Commissions on Letters of Credit and Acceptances     151           155
Loan Commitment Fees                                  86            90
Mortgage Servicing Fees                               79            63
Other                                                314           312
----------------------------------------------------------------------
Total Fees for Other Banking Services             $1,148        $1,067
----------------------------------------------------------------------

   Credit card services revenue increased $77 million from the 1993 level. The higher level of credit card services revenue in 1994 reflected an increased volume of retail credit cards from a growing cardholder base, primarily as a result of the Corporation's co-branded Shell MasterCard program, which was launched in the fourth quarter of 1993. During 1994, 1.2 million new accounts were added as a result of the Shell MasterCard program. Outstandings in the credit card lending portfolio grew $2.1 billion to $9.3 billion at December 31, 1994, almost all of which related to the Shell MasterCard, with the remaining increase resulting from the Corporation's more traditional Visa and MasterCard products.

   Mortgage servicing fees increased $16 million in 1994, reflecting a higher level of mortgage servicing volume from the Margaretten acquisition as well as additions to the portfolio from mortgage originations. The Corporation originated $12.7 billion of mortgage loans in 1994 versus $14.7 billion in 1993.

   The following table sets forth the components of trading revenue for 1994 and 1993.


Year Ended December 31, (in millions)         1994            1993
------------------------------------------------------------------
Trading Revenue:
  Interest Rate Contracts(a)                  $391          $  453
  Foreign Exchange Revenues(b)                 152(d)          302
  Debt Instruments and Other(c)                102             318
------------------------------------------------------------------
Total Trading Revenue                         $645          $1,073
------------------------------------------------------------------

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

(d) Reflects $70 million reduction as a result of losses sustained from unauthorized foreign exchange transactions involving the Mexican peso.

   Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, the improvements in its credit ratings, and the steps taken by central banks and governments which affect financial markets. The Corporation believes that its trading business is a significant core business and that its improved credit standing will benefit the Corporation's trading revenues by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, vary from period to period.

   The trading environment was difficult during 1994, when compared with 1993. The interest rate environment in the U.S. and European markets was volatile during 1994, contributing to the decrease in interest rate contract revenue. Foreign exchange revenues decreased by $150 million during 1994 primarily due to unexpected movements in the U.S. dollar and from a $70 million loss resulting from unauthorized foreign exchange transactions involving the Mexican peso. The decrease in debt instrument revenue of $216 million was primarily due to difficult conditions in the emerging debt markets, as well as in the European government bond markets. While the Corporation expects the difficult conditions in the emerging debt markets to continue

Management's Discussion and Analysis

into the first quarter of 1995, management anticipates that 1995 trading revenues will be higher than the 1994 level but lower than the 1993 level.

                           [GRAPH 3-See Appendix I]

   The $70 million dollar loss ($40 million after-tax) from unauthorized foreign exchange transactions was an isolated incident that resulted from the actions of a single trader who took unauthorized positions in the Mexican peso. The loss was sustained when the peso declined significantly in the 1994 fourth quarter. The loss affected only the 1994 fourth-quarter financial results and prior periods were not affected.

   Securities gains were $66 million in 1994, compared with $142 million in 1993. The decrease in securities gains in 1994 when compared to 1993 is due to the higher interest rate environment exerting downward pressure on market prices. For further discussion of the Corporation's securities, see Note Four of the Consolidated Financial Statements.

   The Corporation's other noninterest revenue was $612 million in 1994, compared with $710 million in 1993. The following table presents the composition of other revenue for 1994 and 1993.


Year Ended December 31, (in millions)         1994      1993
-------------------------------------------------------------
Other Revenue:
  Revenue from Equity-Related Investments     $362       $278
  Net Gains on Emerging Markets-Related
    Interest Bond Sales                        127        306
  All Other Revenue                            123        126
-------------------------------------------------------------
Total Other Revenue                           $612       $710
-------------------------------------------------------------


   Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $362 million in 1994, an increase of 30% from 1993. Included in the 1994 results was the recognition of a $78 million gain related to an emerging market equity investment. At December 31, 1994, the Corporation had equity-related investments with a carrying value of $1.9 billion. The Corporation believes that equity-related investments will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period.

   In 1994, the Corporation recognized $127 million in net gains from the sale of emerging markets-related past-due interest bonds, compared with $306 million in 1993. As of December 31, 1994, the Corporation had approximately $92 million face value of emerging markets-related past-due interest bonds that were unsold.

   All other revenue includes the Corporation's share of net income from its 40% interest in CIT which, after purchase accounting adjustments, was $73 million in 1994, an increase from $65 million in 1993. Also included in all other revenue for 1994 was a net loss of $15 million incurred in connection with the Corporation's residential mortgage sales activities, compared with a net gain of $6 million in 1993.

NONINTEREST EXPENSE

Noninterest expense in 1994 was $5,509 million, compared with $5,293 million in 1993. Included in the results for 1994 was a $260 million restructuring charge taken in connection with the aforementioned Actions to Improve Earnings Per Share, and a $48 million restructuring charge related to the closing of 50 New York State branches. The 1993 results included a $115 million charge related to the final assessment of costs associated with the merger with Manufacturers Hanover Corporation ("MHC") and a $43 million charge associated with the acquisition of certain assets of the First City Banks by Texas Commerce. Excluding all restructuring charges in both years, noninterest expense for 1994 was $5,201 million, an increase of 1.3% from 1993. Noninterest expense for 1994, when compared with the prior year, reflected higher expenses associated with investments in certain key businesses such as the Shell MasterCard program, the trading and securities businesses, Margaretten and Ameritrust.

   The following table presents the components of noninterest expense for the periods indicated.


Year Ended December 31, (in millions)        1994        1993
--------------------------------------------------------------
Salaries                                    $2,205      $2,070
Employee Benefits                              439         396
Occupancy Expense                              573         587
Equipment Expense                              382         337
Foreclosed Property Expense                     41         287
Restructuring Charge                           308         158
Other Expense                                1,561       1,458
--------------------------------------------------------------
Total Noninterest Expense                   $5,509      $5,293
--------------------------------------------------------------

   The increase in salaries in 1994 was primarily due to the Margaretten acquisition, the implementation of the Shell MasterCard program, additional staff costs resulting from the 1993 acquisition of Ameritrust by Texas Commerce, and the increase in the Corporation's securities underwriting business. Additionally, there were also higher incentives in 1994 due to improved core operating earnings and competitive pressures for specialized skills for selected businesses. Total staff at December 31, 1994 amounted to 42,130 (which includes 1,423 staff from the Margaretten acquisition) compared with 41,567 at December 31, 1993. Excluding the impact of Margaretten, staff increases in areas with revenue growth initiatives were more than offset by reductions from continued integration and productivity efforts.

   In 1994, employee benefits increased $43 million from the prior year reflecting the 1993 acquisitions by Texas Commerce and the 1994 acquisition of Margaretten, as well as a change in actuarial assumptions used for postemployment benefits expense. Total 1994 postretirement benefits expense was higher than the 1993 level as a result of a decrease from 8.75% to 7.50% in the discount rate utilized in determining the benefit obligations.

   Occupancy expense was $573 million in 1994, a decrease of $14 million from 1993. The decline from 1993 principally resulted from the termination of a facilities lease in London at the beginning of 1994, the impact of branch divestitures, and the continuing consolidation of the New York branch system. Partially offsetting these factors were additional occupancy expense related to the Margaretten acquisition, as well as costs associated with the consolidation and relocation of certain data centers.

   Equipment expense in 1994 was $382 million, compared with $337 million in 1993. In 1994, the Corporation continued to invest strategically in new technology for its trading and consumer banking businesses to maintain a leadership position in transaction and information processing. As a result, higher costs were incurred for system enhancements to support the Corporation's trading activities, the consolidation of its data centers, and for upgrades to its ATM technology. Additionally, the higher equipment expense reflects the Margaretten and the Texas Commerce acquisitions. Management expects that equipment expense in 1995 will be somewhat higher than 1994. During 1995, the Corporation plans to invest in technology and systems to support its high-growth, high-margin businesses as part of its Actions to Improve Earnings Per Share.

   Foreclosed property expense was $41 million in 1994, compared with $287 million in 1993, reflecting significant progress in managing the Corporation's real estate portfolio. The 1994 expense benefited by approximately $42 million of gains from the sale of foreclosed property. Also included in the 1994 results was a $12 million charge in conjunction with the transfer of certain real estate assets to the held for accelerated disposition category. Included in the 1993 amount was $20 million related to the decision to accelerate the disposition of certain foreclosed residential properties arising from loans originally extended several years ago under a reduced-documentation mortgage program that was discontinued in 1990.

   For 1994, other expense was $1,561 million, an increase of 7% from the 1993 level. The increase reflects higher professional services and telecommunication costs, as well as the full-year impact in 1994 of expenses associated with the First City Banks and Ameritrust acquisitions, and the inclusion of Margaretten since its acquisition on July 1, 1994.

   The following table presents the components of other expense for the periods indicated.


Year Ended December 31, (in millions)        1994       1993
-------------------------------------------------------------
Other Expense:
  Professional Services                     $  225     $  193
  Marketing Expense                            186        187
  FDIC Assessments                             160        175
  Telecommunications                           134        115
  Amortization of Intangibles                  115        106
  All Other                                    741        682
-------------------------------------------------------------
Total Other Expense                         $1,561     $1,458
-------------------------------------------------------------

   Professional service expense during 1994 increased by $32 million from the prior year reflecting increased use of contract computer consultants associated with the Corporation's ongoing technology enhancements efforts. Telecommunications expense in 1994 increased by $19 million from 1993, reflecting increased costs for market data services related to trading activities, as well as installations and technology upgrades throughout the Corporation (including at First City Banks, Ameritrust and Margaretten). Also included in other expense for 1994 was approximately $46 million related to the amortization of goodwill and other intangible assets associated with the aforementioned acquisitions. As a result of these acquisitions, total amortization of goodwill and intangibles amounted to $115 million in 1994, an increase of 8% from 1993. FDIC assessments declined $15 million during 1994 largely reflecting a decrease in the domestic deposit base. The Corporation expects that its 1995 FDIC expense will be substantially reduced if the FDIC's current proposal to reduce the rate schedule for risk-based deposit insurance premiums applicable to insured banks is adopted.

   As part of the Actions to Improve Earnings Per Share, the Corporation recorded a $260 million restructuring charge in the fourth quarter of 1994. This charge is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and termination of leases. The staff reductions are tied to the specific expense reduction initiatives such as commercial lending re-engineering, branch network rationalization, and the process improvement program at Texas Commerce and will occur within the Global Bank, Regional Bank, Texas Commerce and Corporate sectors. The resulting savings from these actions, when combined with the other expense initiatives, such as aggressive sourcing, are expected to reduce the overall existing cost base by $440 million

Management's Discussion and Analysis


($230 million in 1995). At December 31, 1994, $247 million of the restructuring reserve remained. For a further discussion of the Corporation's restructuring charges included in noninterest expense in 1994 and 1993, see Note Sixteen of the Consolidated Financial Statements.

   During 1994, the Corporation's efficiency ratio (excluding restructuring charges, foreclosed property expense and emerging markets past-due interest bond sales) was 63.4%, compared with 58.0% in 1993. The Corporation remains committed to improving its operating margins and return levels and to achieving an efficiency ratio of 60% in 1995 and 57% in 1996. To achieve these goals, the Corporation initiated the Actions to Improve Earnings Per Share in December 1994.

INCOME TAXES

The Corporation recorded income tax expense of $918 million in 1994, compared with $539 million in 1993. The Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of January 1, 1993, and, after taking into account the additional tax benefits associated with the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share). This favorable impact was recorded within the caption Net Effect of Changes in Accounting Principles on the Consolidated Statement of Income.

   The Corporation recognized its remaining available Federal income tax benefits in accordance with SFAS 109 in the third quarter of 1993. As a result, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis. Included in the 1993 income tax expense was $331 million of Federal income tax benefits.

   The Corporation's effective tax rate was 41.5% in 1994, compared with 25.6% in 1993. Excluding the $331 million of benefits recognized under SFAS 109 for 1993, the Corporation's effective tax rate for 1993 would have been 41.3%. Management has undertaken certain actions which it believes will result in an effective tax rate of approximately 40% for the Corporation in 1995.

--------------------------------------------------------------------------------
BUSINESS ORGANIZATION

The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank and Texas Commerce Bank National Association.

Lines-of-Business Results: Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance for the Global Bank, Regional Bank, Real Estate and Corporate sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Certain amounts reported in prior periods have been restated to conform with the current 1994 presentation. Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

   Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk - credit, operating and market - within various businesses and assigns capital accordingly. Credit risk is computed using a risk-grading system that is consistently applied throughout the Corporation. During 1994, the Corporation revised its equity allocation approach. These changes resulted in a restatement of the capital allocated to each of the four business sectors for 1993. Texas Commerce's results are tracked and reported on a legal entity basis, including the return-on-equity calculation.

                                                    Chemical Banking Corporation
                                                     and Subsidiaries

                                            Global Bank       Regional Bank     Texas Commerce       Real Estate         Total(a)
                                            -----------       -------------      -------------       -----------         --------
Year Ended December 31,                  1994    1993      1994     1993       1994    1993      1994      1993      1994     1993
(in millions, except ratios)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                   $   992   $1,193    $3,013   $2,916    $  690   $  692     $ 141    $ 169    $ 4,674   $ 4,636
Noninterest Revenue                     1,795    2,367     1,372    1,241       400      392        19       23      3,597     4,024
Noninterest Expense(b)                  1,254    1,209     2,980    2,814       793      755        97       95      5,468     5,006
------------------------------------------------------------------------------------------------------------------------------------
Operating Margin                        1,533    2,351     1,405    1,343       297      329        63       97      2,803     3,654
Credit Provision                          163      302       407      473       (40)      --       196      329        550     1,259
Foreclosed Property Expense                (1)      52        (2)      37       (24)      60        53       95         41       287
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes              1,371    1,997     1,000      833       361      269      (186)    (327)     2,212     2,108
Income Taxes (Benefits)(c)                525      793       423      349       132       79       (82)    (144)       918       539
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before
  Accounting Changes                      846    1,204       577      484       229      190      (104)    (183)     1,294     1,569
Accounting Changes (SFAS 106 & 109)        --       --        --       --        --       --        --       --         --        35
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                    $    846  $ 1,204   $   577  $   484   $   229  $   190    $ (104)  $ (183)  $  1,294  $  1,604
------------------------------------------------------------------------------------------------------------------------------------
Average Assets                       $103,476  $81,994   $43,474  $40,715   $19,878  $21,126    $5,174   $6,960   $166,679  $144,881
Return on Common Equity                19.7%    24.9%     19.9%    16.0%     13.3%    11.1%        NM       NM      12.3%     16.7%
Return on Assets                       0.82%    1.47%     1.33%    1.19%     1.15%    0.90%        NM       NM      0.78%     1.11%
Efficiency Ratio(d)                    47.1%    37.1%     66.9%    67.7%     72.8%    70.0%        NM       NM      63.4%     58.0%
------------------------------------------------------------------------------------------------------------------------------------

(a) Total column includes Corporate sector. See description of Corporate sector on page 24.

(b) Total column includes restructuring charges of $308 million in 1994 and $158 million in 1993.

(c) Total column includes $331 million of Federal income tax benefits in 1993.

(d) Efficiency ratio excludes restructuring charges, foreclosed property expense and emerging markets past-due interest bond sales.

NM - Not meaningful.


GLOBAL BANK

The Global Bank is organized into four principal management entities: Banking & Corporate Finance (worldwide wholesale client management and venture capital activities); Structured Finance (acquisition finance, loan syndications, high-yield securities and mergers and acquisitions); Asia, Europe & Global Markets (securities, foreign exchange and derivatives trading, the Corporation's treasury functions and the administration of the international branch system in Asia and Europe); and Emerging Markets (cross-border investment banking, local merchant banking and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing originations, underwriting, distribution, and risk management products.

   The Global Bank's net income in 1994 was $846 million, a decrease of $358 million from 1993. Its return on equity in 1994 was 19.7%, compared with 24.9% in 1993. The declines in the 1994 results were primarily due to decreases in trading revenues and net interest income. During 1994, trading revenues declined to $616 million (which included the aforementioned $70 million loss related to the Mexican peso), compared with $1,048 million in 1993. Noninterest expenses rose $45 million, or 4%, when compared with 1993, due primarily to the Global Bank's continued investment in its securities and trading businesses. The substantial increase in average assets is primarily due to the adoption of FASI 39.

   The results for Asia, Europe & Global Markets in 1994 were significantly lower than 1993, reflecting a 21% decline in revenue and higher noninterest expense. The decline in revenue was primarily due to lower trading revenues of $280 million reflecting interest rate increases and the volatile conditions in certain trading markets, including European government bonds and in many foreign exchange markets. Additionally, securities gains were lower in 1994 compared with 1993. Also contributing to the revenue decline was lower net interest income due to the rising interest rate environment. The increase in noninterest expense was attributable to the previously mentioned investment in securities and trading businesses. This increase was partially offset by a reduction in foreclosed property expense in the United Kingdom.

   The results for Banking & Corporate Finance improved from 1993 primarily due to a substantial decrease of $129 million in credit provision, attributable to improved credit quality and lower loan volume, and $75 million higher revenue from equity-related investments.

   Structured Finance's 1994 performance was characterized by a record level of syndicated loan fees reflecting higher global loan origination and distribution volume. The earnings for Emerging Markets decreased in 1994 compared with 1993 primarily due to lower net gains on sales of emerging markets past-due interest bonds (which were $127 million in 1994 versus $301 million in 1993), coupled with a reduction in trading revenues of $138 million.

Management's Discussion and Analysis


REGIONAL BANK

The Regional Bank includes New York Markets (consumer banking and commercial and professional banking); Retail Card Services; National Consumer Business; Middle Market (regional commercial banking); Private Banking; Chemical New Jersey Holdings, Inc. and Geoserve (cash management, funds transfer, trade, corporate trust and securities services worldwide). The Corporation maintains a leading market share position in serving the financial needs of Middle Market commercial enterprises and small businesses in the New York metropolitan area. Private Banking serves a high net-worth clientele with banking, advisory and investment services. The Regional Bank's results for 1994 include the acquisition of Margaretten in July 1994.

   The Regional Bank's net income of $577 million and return on equity of 19.9% for 1994 increased from the prior year's results of $484 million and 16.0%, respectively. The 1994 results included a restructuring charge of $48 million ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650.

   For 1994, New York Markets produced strong revenue growth primarily due to a 16% growth in net interest income, reflecting improved demand deposit volumes, wider deposit spreads, and higher deposit servicing fees as a result of pricing initiatives undertaken during the first half of 1994. Despite solid loan volume growth of 8%, the National Consumer Business results decreased from 1993 primarily due to an 18% decline in net interest income, relating to unfavorable spreads, coupled with higher noninterest expense reflecting the Margaretten acquisition and increased consumer finance activities. Retail Card Services' results improved from the 1993 levels due to higher fees of $80 million (primarily from the co-branded Shell MasterCard) and increased net interest income, reflecting strong portfolio growth of 24%. These favorable results were partially offset by higher noninterest expense, primarily related to the Shell MasterCard (which accounted for an increase in operating expenses of $76 million in 1994).

   Middle Market produced higher earnings resulting from reduced credit costs of $39 million and higher net interest income, partially offset by lower corporate finance fees. Private Banking's earnings improved from 1993 due to a 14% increase in net interest income, due primarily from increased loan and deposit volume and solid fee growth. For 1994, Chemical New Jersey Holdings, Inc. had a $34 million decline in credit provision and a $20 million decline in foreclosed property expense, which resulted in higher earnings compared with the previous year. Geoserve increased its earnings in 1994 over the prior year, primarily due to higher net interest income of $24 million related to favorable deposit spreads.

TEXAS COMMERCE

Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of December 31, 1994, Texas Commerce had $20 billion in total assets with 115 locations statewide.

   Texas Commerce's net income in 1994 was $229 million, an increase of 21% from the prior-year's results of $190 million. The increase in 1994, when compared with 1993, was due to decreases in foreclosed property expense and in the credit provision coupled with higher noninterest revenue. These favorable results were partially offset by higher noninterest expense and a decrease in net interest income.

   The substantial decline in foreclosed property expense and in credit provision was based on the continued improvement in asset quality. Nonperforming assets declined to $161 million at December 31, 1994, a decrease of $58 million from the prior year end. The increase in noninterest revenue is due to strong growth in trust income, which rose 20% from 1993, resulting from the acquisition of Ameritrust and the First City Banks. The higher noninterest expense is related to the additional operating expenses associated with the 1993 acquisition of Ameritrust. The decline in net interest income is attributable to less favorable interest rate spreads.

REAL ESTATE

Real Estate includes the management of the Corporation's commercial real estate portfolio primarily at Chemical Bank. Real Estate had a net loss of $104 million for 1994 compared with a net loss of $183 million in 1993. The improved results were primarily due to a decrease in credit provision and lower foreclosed property expense reflecting the significant progress made in managing the Corporation's real estate portfolio. Total nonperforming assets at December 31, 1994 were $158 million, a decline of 88% from $1,304 million at the 1993 year end.

CORPORATE

Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, including credit provision and tax expense. Corporate had a net loss of $254 million for 1994, which includes a $152 million after-tax restructuring charge associated with the Actions to Improve Earnings Per Share, coupled with residual tax expense and occupancy charges which were not assigned to any business unit. In 1993, the net loss of $91 million included the following one-time items: the recognition of $331 million in Federal tax benefits; an after-tax noninterest expense charge of $67 million taken as a result of a reassessment of costs associated with the merger with MHC; an after-tax loss of $53 million due to the writedown associated with the planned disposition of residential mortgages; a $35 million net gain from the adoption of SFAS 106 and SFAS 109; and a $30 million after-tax restructuring charge related to the Texas Commerce acquisition of the First City Banks.

------------------------------------------------------------------------------

LOAN PORTFOLIO

The Corporation's loans outstanding totaled $78.8 billion at December 31, 1994, an increase of $3.4 billion from the 1993 year end. The loan portfolio reflects the third consecutive quarter-end increase in loans outstanding since March 31, 1994, in comparison to quarterly declines experienced in the two years prior to that date. The growth in loans outstanding reflects an increase in the consumer and commercial and industrial loan portfolios, partially offset by the continued reduction in the Corporation's commercial real estate loans. In 1995, the Corporation expects continued growth in its loan portfolio, with its consumer loans continuing to grow faster than its commercial loans, as the Corporation continues to expand its residential mortgage and credit card activities.

   The Corporation's loan balances at December 31, 1994 and 1993 were as follows:


December 31, (in millions)                   1994           1993
------------------------------------------------------------------
Domestic Commercial:
  Commercial Real Estate(a)                $ 5,650         $ 7,338
  Commercial and Industrial                 20,805          18,874
  Financial Institutions                     3,918           4,816
------------------------------------------------------------------
Total Domestic Commercial Loans             30,373          31,028
------------------------------------------------------------------
Total Domestic Consumer Loans               30,086          25,686
------------------------------------------------------------------
Total Domestic Loans                        60,459          56,714
Foreign, primarily Commercial(b)            18,308          18,667
------------------------------------------------------------------
Total Loans                                $78,767         $75,381
------------------------------------------------------------------

(a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

(b) Includes loans previously classified as LDC loans. Previously reported loan amounts have been reclassified to conform with the 1994 presentation.

   The Corporation is a leading participant in loan originations and syndications. This activity is comprised of the origination and sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. The Corporation's loan distribution capability allows it to compete aggressively and profitably in the wholesale lending markets by enabling it to originate, and subsequently reduce, larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity.

    During 1994, the Corporation acted as agent or co-agent for approximately $319 billion in syndicated credit facilities, compared with $185 billion in 1993.

NONPERFORMING ASSETS

The following table represents the Corporation's nonperforming assets, and the assets held for accelerated disposition, at December 31, 1994 and 1993.


December 31, (in millions)                      1994            1993
---------------------------------------------------------------------
Nonperforming Assets:
Domestic Commercial:
  Commercial Real Estate                       $  156          $  682
  Commercial and Industrial                       354             867
  Financial Institutions                            4              24
---------------------------------------------------------------------
Total Domestic Commercial Loans                   514           1,573
---------------------------------------------------------------------
Domestic Consumer:
  Residential Mortgage                             92             101
  Other Consumer                                   12              24
---------------------------------------------------------------------
Total Domestic Consumer Loans                     104             125
---------------------------------------------------------------------
Total Domestic Loans                              618           1,698
Foreign, primarily Commercial(a)                  311             893
---------------------------------------------------------------------
Total Nonperforming Loans                      $  929          $2,591
---------------------------------------------------------------------
Assets Acquired as Loan Satisfactions             210             934
---------------------------------------------------------------------
Total Nonperforming Assets                     $1,139          $3,525
---------------------------------------------------------------------

ASSETS HELD FOR ACCELERATED DISPOSITION:
  Loans(b)                                     $  336          $   --
  Real Estate Owned                               190              --
---------------------------------------------------------------------
Total Assets Held for Accelerated Disposition  $  526          $   --
---------------------------------------------------------------------

(a) Includes nonperforming loans previously classified as LDC nonperforming loans. Previously reported amounts have been reclassified to conform with the 1994 presentation.

(b) Includes $87 million of loans that are performing.

   The Corporation's total nonperforming assets at December 31, 1994 were $1,139 million, a decrease of $2,386 million, or 68%, from the 1993 year-end level. At December 31, 1994, total nonperforming assets had decreased by 83% from their peak level of $6,587 million at September 30, 1992. This improvement in the Corporation's credit profile is a result of significantly lower level of loans being placed on nonperforming status, repayments, charge-offs, the Corporation's continuing loan workout and collection activities, as well as the impact of several strategic actions as discussed below.

                           [GRAPH 4-See Appendix I]

                           [GRAPH 5-See Appendix I]

   In October 1994, the Corporation sold a $341 million (face value) portfolio of commercial real estate mortgage loans and real estate assets. The purchase price for the portfolio, which contained approximately 86% nonperforming loans and foreclosed properties, was approximately 60% of face value and in excess of the Corporation's carrying value for those assets. In December 1994, the Corporation segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition. In conjunction with the transfer of these real estate loans to the held for accelerated disposition classification, the Corporation reevaluated its carrying values for these assets to facilitate their rapid disposition and recorded a charge of $148 million to the allowance for credit losses. As a result of this action, these assets were excluded from the December 31, 1994 nonperforming assets category.

   Foreign nonperforming loans at December 31, 1994 were $311 million, a decrease from $893 million at December 31, 1993, primarily as a result of the completion of the Brazilian refinancing program. For a further discussion of the Brazilian debt exchange, see the discussion on Brazil included in the Foreign Portfolio section on page 29.

   Management expects the level of its nonperforming assets at December 31, 1995 to be at or moderately below the level of nonperforming assets at December 31, 1994.

   The following table presents the reconciliation of nonperforming assets for 1994 and 1993.


Year Ended December 31, (in millions)                   1994             1993
------------------------------------------------------------------------------
Balance at Beginning of Year                           $3,525           $6,092
Additions:
  Loans Placed on Nonperforming Status                    909            1,526
Deductions:
  Payments                                              1,111            1,587
  Sales                                                   558              411
  Charge-offs of Nonperforming Loans(a)                   623            1,009
  Write-downs of Real Estate Owned                         73              249
  Return to Accrual Status                                491              750
  Transfer to Assets Held for Accelerated Disposition     439               87
------------------------------------------------------------------------------
Balance at End of Year                                 $1,139           $3,525
------------------------------------------------------------------------------

(a) Excludes those consumer charge-offs that are recorded on a formula basis.

   As of December 31, 1994, the Corporation had consumer loans (which primarily consisted of credit card and installment loans) and commercial loans aggregating $330 million that were not characterized as nonperforming loans, although such loans were past due 90 days or more as to principal or interest. The following table presents the amounts of such loans at December 31, 1994 and December 31, 1993.


December 31, (in millions)                    1994       1993
-------------------------------------------------------------
Contractually Past-Due Loans:
  Consumer                                    $294       $299
  Commercial and Other Loans                    36         24
-------------------------------------------------------------
Total Contractually Past-Due Loans(a)         $330       $323
-------------------------------------------------------------

(a) Substantially all domestic.

   Consumer loans, exclusive of residential mortgage loans, for which interest or principal is past due 90 days or more are generally not classified as nonperforming but, rather, are charged off on a formula basis upon reaching certain specified stages of delinquency. A commercial loan on which interest or principal is past due 90 days or more is not classified as nonperforming if the loan is considered well-secured (i.e., the collateral value is considered sufficient to cover the principal and accrued interest on the loan) and is in the process of collection.

NET CHARGE-OFFS

Year Ended December 31, (in millions)           1994        1993
-------------------------------------------------------------------
Domestic Commercial:
  Commercial Real Estate                      $  165      $  244
  Commercial and Industrial                       81         395
  Financial Institutions                          (1)         27
-------------------------------------------------------------------
Total Domestic Commercial Net Charge-Offs        245         666
-------------------------------------------------------------------
Domestic Consumer:
  Residential Mortgage                            47          67(a)
  Credit Card                                    329         322
  Other Consumer(b)                               19          30
-------------------------------------------------------------------
Total Domestic Consumer Net Charge-Offs          395         419
-------------------------------------------------------------------
Total Domestic Net Charge-Offs                   640       1,085
-------------------------------------------------------------------
Foreign(c)                                       307         196
-------------------------------------------------------------------
Total Net Charge-Offs                            947       1,281
-------------------------------------------------------------------
Charge for Assets Transferred to Held for
  Accelerated Disposition                        148         --
-------------------------------------------------------------------
Total Net Charge-Offs and Charge for Assets
  Held for Accelerated Disposition            $1,095      $1,281
-------------------------------------------------------------------

(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages.

(b) There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees.

(c) Included in Foreign are LDC net charge-offs and losses on sales and swaps in the amounts of $297 million for 1994 and $22 million for 1993.

   For a discussion of net charge-offs, see the various credit portfolio sections that follow. In 1994, net charge-offs of $1,095 million included a $148 million charge related to the above-mentioned decision to designate assets as held for accelerated disposition. Also included in the 1994 net charge-offs was a $291 million charge incurred in the second quarter of 1994 in connection with management's final valuation of the LDC portfolio, at which time the Corporation's medium- and long-term outstandings to the various LDC countries were adjusted to estimated net recoverable values of such loans. The remaining LDC allowance was transferred to the general allowance for credit losses. For a further discussion, see the Allowance for Credit Losses section on pages 32-33. Management expects total net charge-offs in 1995 to be similar to the 1994 level, exclusive of the impact of the two aforementioned special charge-offs taken in 1994.

DOMESTIC COMMERCIAL REAL ESTATE PORTFOLIO

The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.7 billion at December 31, 1994, a decline from $7.3 billion at December 31, 1993. The decrease from the 1993 year-end is attributable to repayments, the bulk asset sale in October 1994, transfers to real estate owned, charge-offs, and the designation of certain real estate assets for accelerated disposition in December 1994.

   The following table sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.


December 31, (in millions)                      1994             1993
----------------------------------------------------------------------
Commercial Mortgages                           $4,680           $5,917
Construction Loans                                970            1,421
----------------------------------------------------------------------
Total Domestic Commercial Real Estate Loans    $5,650           $7,338
----------------------------------------------------------------------

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

   The following table shows the Corporation's domestic commercial real estate loans by geographic location. The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 52% and 28%, respectively, of the domestic commercial real estate portfolio. No other state represents more than 3% of the domestic commercial real estate loan portfolio.

DOMESTIC COMMERCIAL REAL ESTATE BY GEOGRAPHIC REGION(a)

                                                        1994                                           1993
                                  ----------------------------------------------    --------------------------------------------
                                   New York/                   Other       Total    New York/                  Other       Total
December 31, (in millions)        New Jersey      Texas     Domestic    Domestic    New Jersey   Texas      Domestic    Domestic
--------------------------------------------------------------------------------------------------------------------------------
DOMESTIC COMMERCIAL REAL ESTATE:
  Loans                               $2,959     $1,579      $1,112      $5,650     $3,789      $1,810      $1,739      $7,338
  Nonperforming Loans                    111         37           8         156        418          61         203         682
  Real Estate Owned                       20         61          12          93        491         137         170         798
--------------------------------------------------------------------------------------------------------------------------------

(a) Nonperforming loans are included in loan balances. Real estate owned denotes foreclosed commercial real estate, which is included in assets acquired as loan satisfactions.

Management's Discussion and Analysis


   Nonperforming domestic commercial real estate assets were $249 million at December 31, 1994, compared with $1,480 million at December 31, 1993. The improvement in nonperforming domestic commercial real estate asset levels in 1994 is the result of the October 1994 bulk real estate assets sale, and the designation of certain real estate assets for accelerated disposition, as well as successful workout activities as a result of increased liquidity in the commercial real estate markets.

   Domestic commercial real estate net charge-offs in 1994 totaled $165 million, compared with $244 million in the prior year. Writedowns of domestic commercial real estate owned totaled $68 million for 1994, compared with $199 million in 1993. Approximately $437 million of commercial real estate owned were sold during 1994 (which includes the October 1994 bulk asset sale). Generally, these assets were sold at or above carrying value. Domestic commercial real estate net charge-offs, writedowns and nonperforming assets for 1995 are expected to be below 1994 levels.

DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO

The domestic commercial and industrial portfolio totaled $20.8 billion at December 31, 1994, compared with $18.9 billion at December 31, 1993. The portfolio is diversified geographically and by industry. The largest industry concentration, oil and gas, approximates $1.8 billion or 2.3% of total loans. All of the other remaining industries are each less than 2% of total loans.

   Included in commercial and industrial are loans related to highly leveraged transactions ("HLT"). The Corporation originates and syndicates loans, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at December 31, 1994 totaled approximately $1.3 billion, compared with $1.8 billion at December 31, 1993. The Corporation was also committed at December 31, 1994 to lend an additional amount of approximately $.8 billion. The substantial reduction in the HLT loan portfolio from the 1993 year end can be largely attributed to repayments and reclassifications to non-HLT status. At December 31, 1994, the Corporation had $82 million in nonperforming HLT loans, compared with $242 million at year-end 1993. Net recoveries related to HLTs during 1994 totaled approximately $19 million, versus net charge-offs of $52 million for 1993.

DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO

The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to domestic financial institutions were $3,918 million at December 31, 1994 or 5% of total loans outstanding at December 31, 1994, compared with $4,816 million or 6% at December 31, 1993. Loans to domestic financial institutions are predominantly secured loans to broker-dealers, which comprise over half the domestic financial institutions total. The portfolio maintained its strong credit quality during 1994 as the Corporation had net recoveries of $1 million in 1994 compared with net charge-offs of only $27 million in 1993.

DOMESTIC CONSUMER PORTFOLIO

The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $30.1 billion at December 31, 1994, representing 38% of total loans, an increase from $25.7 billion, or 34% of total loans, at December 31, 1993.

   The following table represents the composition of the Corporation's domestic consumer loan portfolio at December 31, 1994 and 1993.


December 31, (in millions)                   1994           1993
-----------------------------------------------------------------
Residential Mortgages(a)                   $13,560        $12,244
Credit Cards                                 9,261          7,176
Other Consumer Loans(b)                      7,265          6,266
-----------------------------------------------------------------
Total Domestic Consumer Loans              $30,086        $25,686
-----------------------------------------------------------------

(a) Consists of 1-4 family residential mortgages.

(b) Consists of installment loans (direct and indirect types of consumer finance) and student loans.

   Residential mortgage loans at the end of 1994 were $13.6 billion, an increase of $1.3 billion from the 1993 year-end, due in part, to the Margaretten acquisition in July 1994.

   Credit card receivables at December 31, 1994 increased $2.1 billion from December 31, 1993, due almost entirely to the co-branded Shell MasterCard program, which was introduced in the fourth quarter of 1993. Management is exploring other opportunities in the credit card area, including the feasibility of other co-branded card programs.

   Total nonperforming domestic consumer loans at December 31, 1994 were $104 million and were comprised of $92 million of loans secured by residential real estate and $12 million of other consumer loans. Total nonperforming domestic consumer loans at December 31, 1993 were $125 million and were comprised of $101 million of loans secured by residential real estate and $24 million of other consumer loans.

   Net charge-offs in the domestic consumer loan portfolio totaled $395 million in 1994, compared with $419 million in 1993. The 1994 net charge-offs included $329 million in credit card receivables, $47 million in residential mortgages, and $19 million in other consumer loans. The 1993 net charge-offs consisted of $322 million in credit card receivables, $67 million in residential mortgages (including $55 million related to the decision to accelerate the disposition of certain residential mortgages), and $30 million in other consumer loans. There were essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees.

   Domestic consumer loan balances are expected to increase in 1995, particularly in the credit card and residential mortgage portfolios. Due to this anticipated growth, management expects consumer loan net charge-offs in 1995 to be somewhat higher than in 1994. However, management expects that the percentage of total consumer net charge-offs to total consumer loan outstandings should continue to decline as a result of the general continued improvement in the Corporation's credit profile.

Mortgage Banking Activities: The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans. In accordance with current accounting standards, the value of such servicing rights related to originating mortgage loans is not recorded as an asset in the financial statements. The Corporation originated $12.7 billion of mortgages in 1994, compared with $14.7 billion in 1993. In 1994, the Corporation sold to investors approximately 73% of the residential mortgage loans it had originated, compared with 88% in 1993.

   In addition to originating mortgage servicing rights, the Corporation also purchases such rights. The Corporation's servicing portfolio amounted to $55.6 billion at December 31, 1994, compared with $36.4 billion at December 31, 1993. Purchased mortgage servicing rights (included in other assets) amounted to $469 million at December 31, 1994, compared with $249 million at December 31, 1993. The increases in the servicing portfolio and in purchased mortgage servicing rights at December 31, 1994 were primarily due to the Margaretten acquisition. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated within the past three years when interest rates have been relatively low). The Corporation utilizes an amortization method based on adjusted cash flows to amortize purchased mortgage servicing rights. The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments. During 1994, the Corporation had no writedowns with respect to its purchased mortgage servicing rights, compared with $14 million of writedowns in 1993.

FOREIGN PORTFOLIO

The foreign portfolio includes foreign commercial and industrial loans, loans to foreign financial institutions, foreign commercial real estate, loans to foreign governments and official institutions, and foreign consumer loans. At December 31, 1994, the Corporation's total foreign loans were $18.3 billion, compared with $18.7 billion at December 31, 1993.

   Included in foreign loans were foreign commercial and industrial loans of $7.6 billion at the end of 1994, an increase of $1.0 billion from the 1993 year-end. Total foreign commercial real estate loans at December 31, 1994 were $.5 billion, compared with $.6 billion at December 31, 1993. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

Mexico: The Mexican government's devaluation of the peso on December 20, 1994 precipitated a significant decline in the value of the peso against the dollar. The resulting liquidity crisis led to the destabilization of local financial markets and rippling effects throughout global markets.

   On January 31, 1995, a $52.8 billion international rescue package (the "Package") to assist Mexico was announced. The Package, in its current form, includes $20 billion of financing provided principally by the United States Treasury. The Package also includes financing from the International Monetary Fund, European central banks through the Bank for International Settlements, commercial banks, a consortium of Latin American countries and Canada.

   At December 31, 1994, the Corporation's total exposure to Mexico was $879 million, which is largely trade and short-term credits. This excludes bonds received as part of debt renegotiations (i.e., Brady Bonds) with a face value of $2,199 million and current carrying value of $1,827 million, which are collateralized by zero-coupon United States Treasury obligations.

Brazil: In 1994, the completion of the Brazilian Financing Package essentially brought to an end the broad LDC-rescheduling programs begun in the mid-1980's. The exchange of bank creditors' eligible medium- and long-term debt for bonds issued by the Federal Republic of Brazil occurred on April 15, 1994. The Corporation's total Brazilian outstandings affected by the exchange had a carrying value of $297 million. The Corporation's "Old" debt (multi-year Deposit Facility Agreement and other pre-1988 restructured debt) with a face value of $635 million was exchanged for $296 million of Capitalization bonds and $223 million of Discount bonds. The Corporation's "New" debt (credit extensions originating from the 1988 restructuring) with a face value of $214 million was exchanged for $89 million of Debt Conversion bonds, $85 million of New Money bonds, and $40 million of local currency denominated bonds. The exchange did not result in any additional charge-offs by the Corporation. The Corporation also received Eligible Interest bonds ("EI") of approximately $187 million for the majority of its remaining unpaid interest. An additional $9 million of EIs was

Management's Discussion and Analysis


received on January 31, 1995. To date, the Corporation has sold approximately $125 million face value of EI bonds and had approximately $71 million face value of EI bonds remaining unsold. Future sales of the Corporation's remaining EI bonds will depend upon market conditions.

   The aforementioned bonds received by the Corporation through the exchange are measured pursuant to the provisions of SFAS 115. The Corporation is classifying all the bonds it received in the exchange as available-for-sale and, therefore, such bonds are carried at fair value. As a result of the exchange, the Corporation removed approximately $270 million of Brazilian loans from nonperforming status.

CROSS-BORDER OUTSTANDINGS

The extension of credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" - economic and political risk factors specific to the country of the borrower which may make the borrower unable or unwilling to pay principal and interest according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. To minimize country risk, the Corporation monitors its foreign credits in each country with specific consideration given to maturity, currency, industry and geographic concentration of the credits. In addition, the Corporation establishes limits governing lending to the various categories of the foreign portfolio.

   The following table lists all countries in which the Corporation's cross-border outstandings exceeded 1% of consolidated assets as of any of the dates specified. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

CROSS-BORDER OUTSTANDINGS(a)                                                                                             Total
At December 31, (in millions)                                                                                     Cross-Border
Country                                                                Public       Banks          Other        Outstandings(b)
-------------------------------------------------------------------------------------------------------------------------------
Japan                                                      1994         $ 238       $3,200         $ 368              $3,806(c)
                                                           1993            27        3,955           257               4,239(c)
                                                           1992             1          264           148                 413(c)
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom                                             1994            95          605           914               1,614
                                                           1993           106        1,035         1,086               2,227
                                                           1992            87          358         1,271               1,716
-------------------------------------------------------------------------------------------------------------------------------
Germany                                                    1994         1,480          246           453               2,179(d)
                                                           1993         2,021          314           356               2,691(d)
                                                           1992            62          171           145                 378
-------------------------------------------------------------------------------------------------------------------------------

(a) Outstandings (including loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments) represent those of both the public and private sectors and are presented on a risk basis, i.e., net of written guarantees and tangible liquid collateral when held outside the foreign country. At December 31, 1994, 1993 and 1992, outstandings to Brazil amounted to $1,327 million, $1,328 million, and $1,224 million, respectively, which were in excess of .75% of total assets in each respective year. At December 31, 1993, outstandings to Italy amounted to $1,281 million, which were in excess of .75% of 1993 total assets. At December 31, 1992, outstandings to Korea amounted to $1,074 million, which were in excess of .75% of 1992 total assets.

(b) Outstandings exclude equity received in debt-for-equity conversions, which is recorded initially at fair market value and generally accounted for under the cost method. Commitments (outstanding letters of credit, standby letters of credit, guarantees and unused legal commitments) are excluded. At December 31, 1994, off-balance sheet commitments, after adjusting for transfers of risk, amounted to $1,385 million for Japan, $1,059 million for the United Kingdom, and $487 million for Germany.

(c) The average outstandings to Japan during 1994, 1993 and 1992 (based on quarter-end amounts) were approximately $3.2 billion, $3.6 billion and $1.2 billion, respectively.

(d) The average outstandings to Germany during 1994 and 1993 (based on quarter-end amounts) were approximately $2.2 billion and $1.2 billion, respectively.

The majority of outstandings to Japan and Germany are short-term in nature, generally representing interbank placements (in the case of Japan) and trading assets (in the case of Germany). Due to the short-term nature of interbank placements and trading assets, the Corporation's balances with Japan and Germany tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

--------------------------------------------------------------------------------

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financing needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

   Derivative and foreign exchange instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. These instruments can provide a cost-effective alternative to assuming and mitigating risk associated with traditional on-balance sheet instruments. Derivative and foreign exchange transactions involve, to varying degrees, credit risk (i.e., the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of a contract) and market risk (i.e., the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle).

   The effective management of credit and market risk is vital to the success of the Corporation's trading activities and asset/liability management. Because of the changing market environment, the monitoring and managing of these risks is a continual process. For a further discussion, see the Risk Management section.

   The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were immaterial at December 31, 1994.

TRADING ACTIVITIES

The Corporation has four fundamental trading activities which generate revenue. The Corporation seeks generally stable businesses of market-making, sales and arbitrage, while placing less emphasis on the potentially less-stable business of positioning.

Market-making: The Corporation trades with the intention of making a profit based on the spread between bid and ask prices. Market-making, compared with other trading activities, is considered to be a relatively stable business by the Corporation because revenue is related principally to market volumes, rather than to anticipating correctly material changes in the prices of various financial instruments. The Corporation considers market-making to be a key trading activity in its non-exchange traded businesses, particularly in its derivative, foreign exchange, and government markets businesses.

Sales: The Corporation provides products for its clients at competitive prices. The Corporation believes this to be a relatively stable business because revenue is related principally to the volume of products sold to the Corporation's worldwide client base.

Arbitrage: The Corporation enters into a risk position and offsets that risk in different but closely related markets or instruments. Because of the nature of trading markets, where there are numerous instruments that relate to one another, the Corporation believes it can effectively utilize this strategy. The Corporation considers arbitrage to be a key fundamental of its trading business.

Positioning: The Corporation takes certain positions in the market with the intention of generating revenue. This strategy has the lowest stability of all four trading activities and the Corporation's emphasis in this area is less than in the other trading activities.

   The Corporation manages the market risk associated with these trading activities on an aggregate basis at the business unit level. For a discussion regarding the Corporation's market risk management process, see the Market Risk Management - Trading Activities section of Risk Management on page 33.

   For a discussion of the derivative and foreign exchange financial instruments with respect to the Corporation's asset/liability management, see the Asset/Liability Management section of Risk Management on page 34.

------------------------------------------------------------------------------
RISK MANAGEMENT

CREDIT RISK MANAGEMENT

Credit risk for both lending-related products and derivative and foreign exchange products represents the possibility that a loss may occur if a borrower or counterparty fails to honor fully the terms of a contract. Under the direction of the Chief Credit Officer, risk policies are formulated, approved and communicated throughout the Corporation. The Credit Risk Management Committee, chaired by the Chief Credit Officer, is responsible for maintaining a sound credit process, addressing risk issues, and reviewing the portfolio.

   The Corporation's credit risk management is an integrated process operating concurrently at the transaction and portfolio levels. For credit origination, business units formulate strategies, target markets, and determine acceptable levels of risk. Credit officers work with client managers and, when appropriate, the syndications group during the underwriting process.

Lending-Related Products: The consumer and commercial segments of the portfolio have different risk characteristics and different techniques are utilized to measure and manage their respective credit risks. The consumer loan risk management process utilizes sophisticated credit scoring and other analytical methods to differentiate risk characteristics. Risk management procedures include monitoring both loan origination credit standards and

Management's Discussion and Analysis


loan performance quality indicators. The consumer portfolio review process also includes evaluating product-line performance, geographic diversity and consumer economic trends. Within the commercial segment, each credit facility is risk graded. Facilities are subject to hold targets based on risk, and are often syndicated in order to lower potential concentration risks. Credits not syndicated remain on the balance sheet and are carefully monitored and analyzed. The loan review process includes industry specialists and country risk managers who provide independent expert insight into the portfolio. Industries and countries are also graded in a process which is incorporated into credit-risk decisions through the facility-risk grading system and by direct consultation with originating officers. In addition, real estate problem assets are managed in special units staffed for restructuring, workout and collection. The Corporation reassesses the market value of real estate owned for possible impairment on a continual basis.

Derivative and Foreign Exchange Products: The Corporation seeks to control the credit risk arising from derivative and foreign exchange transactions through its credit approval process and the use of risk control limits and monitoring procedures. The Corporation uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products. The credit approval process involves, first, evaluating each counterparty's creditworthiness, then, where appropriate, assessing the applicability of off-balance sheet instruments to the risks the counterparty is attempting to manage, and determining if there are specific transaction characteristics which alter the risk profile. Credit limits are calculated and monitored on the basis of potential exposure which takes into consideration current market value and estimates of potential future movements in market values. If collateral is deemed necessary to reduce credit risk, the amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, investment securities, accounts receivable, inventory, property, plant and equipment, and real estate.

   The Corporation believes the true measure of credit risk exposure is the replacement cost of the derivative or foreign exchange product (i.e., the cost to replace the contract at current market rates should the counterparty default prior to the settlement date). This is also referred to as repayment risk or the mark-to-market exposure amount. The notional principal of derivative and foreign exchange instruments is the amount on which interest and other payments in a transaction are based. For derivative transactions, the notional principal typically does not change hands; it is simply a quantity that is used to calculate payments. While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional principal of the Corporation's derivative and foreign exchange products greatly exceeds the possible credit and market loss that could arise from such transactions. As a result, the Corporation does not consider the notional principal to be indicative of its credit or market risk exposure.

   Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes the Corporation and, therefore, creates a repayment risk for the Corporation. When the mark-to-market is negative, the Corporation owes the counterparty. In this situation, the Corporation does not have repayment risk.

   When the Corporation has more than one transaction outstanding with a counterparty, and there exists a master netting agreement with the counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. If there is a net negative number, the Corporation's exposure to the counterparty is considered zero. Net mark-to-market is, in the Corporation's view, the best measure of credit risk when there is a legally enforceable master netting agreement between the Corporation and the counterparty.

   The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At December 31, 1994, approximately 95% of the mark-to-market exposure of such activities were with commercial bank and financial institution counterparties most of which are dealers in these products. Non-financial institutions only accounted for approximately 5% of the Corporation's derivative and foreign exchange mark-to-market exposure.

   Many of the Corporation's contracts are short-term, which mitigates the credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1994. Percentages are based upon remaining contract life of mark-to-market exposure amounts.

                            Interest Rate                     Foreign Exchange
At December 31, 1994            Contracts                            Contracts
-------------------------------------------------------------------------------
Less than 3 months                     11%                                  57%
3 to 6 months                           8                                   24
6 to 12 months                         12                                   12
1 to 3 years                           35                                    6
Over 3 years                           34                                    1
-------------------------------------------------------------------------------
Total                                 100%                                 100%
-------------------------------------------------------------------------------

Allowance for Credit Losses: The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as from other balance sheet and off-balance sheet credit-related transactions. The Corporation deems its allowance for credit losses at December 31, 1994 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, as well as from other balance sheet and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition, legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

   During 1994, 1993 and 1992, the Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial. Additionally, at December 31, 1994 and 1993, nonperforming derivatives contracts were immaterial.

   The following table reflects the activity in the allowance for credit losses for the years ended December 31, 1994 and 1993.


Year Ended December 31, (in millions)          1994              1993
---------------------------------------------------------------------------
NON-LDC ALLOWANCE:
  Balance at Beginning of Year                $2,423           $ 2,206
  Provision for Losses                           550             1,259 (a)
  Net Charge-Offs                               (650)           (1,259)(a)
  Charge for Assets Transferred to Held for
    Accelerated Disposition                     (148)               --
  Transfer from LDC Allowance                    300               200
  Allowance Related to Purchased Assets
    of the First City Banks                       --                19
  Other                                            5                (2)
---------------------------------------------------------------------------
Balance at End of Year                         2,480             2,423
---------------------------------------------------------------------------
LDC ALLOWANCE:
  Balance at Beginning of Year                   597               819
  Provision for Losses                            --                --
  Net (Charge-Offs) Recoveries                  (239)              130
  Losses on Sales and Swaps                      (58)             (152)
  Transfer to Non-LDC Allowance                 (300)             (200)
---------------------------------------------------------------------------
Balance at End of Year                            --               597
---------------------------------------------------------------------------
Total Allowance for Credit Losses             $2,480           $ 3,020
---------------------------------------------------------------------------

(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages.

   Completion of the Brazilian refinancing package during 1994 brought to a close the broad rescheduling programs begun in the mid-1980s. In connection with the completion of the Brazilian refinancing program, the Corporation performed a final valuation of its LDC portfolio and adjusted its medium- and long-term outstandings to the various LDC countries in that portfolio to amounts that management believed to be the estimated net recoverable values of each of such loans. The final valuation resulted in a $291 million charge in the 1994 second quarter. The remaining LDC allowance of $300 million was transferred to the general allowance for credit losses.

MARKET RISK MANAGEMENT - TRADING ACTIVITIES

Risk limits originate with the Chairman of the Market Risk Committee who determines instrument authorities and exposure levels of individual business units. Criteria for risk limit determination include, among other factors, relevant market analysis, market liquidity, prior track record, business strategy, and management experience and depth. Procedures and policies specify authorized instruments and exposure levels. Critical risk limits that are designated as primary are centrally tracked and reported on a daily basis, while less-critical risk limits are independently monitored and centrally reported on a periodic basis. Individual business units often set additional internal limits.

   The Market Risk Management Group (the "Group") performs independent analysis of instrument authority, limit requests, and limit utilization. In addition, the Group tracks market risk-related revenue and compares it to the actual market risk incurred to produce such revenue and assesses risk levels and related topics. Other focuses include measurement and calculation of value-at-risk, criteria for official volatility and correlation statistics, and formulas for determination of market-related credit exposure. Additionally, the Group reviews the market risk related to new products (as one element of the Corporation's new product process) and provides independent review of the mathematical and simulation models utilized by business units. The Group combines efforts with other functional units to assess cross-discipline risks in business units having significant market risk.

   The Corporation's business strategy seeks to manage the market risks associated with its trading activities through geographic, product and functional diversification. The Corporation's trading activities are geographically diverse. Trading activities are undertaken in more than 20 countries, with a majority of the Corporation's transactions in the United States, Japan, Singapore, United Kingdom and Western Europe. The Corporation trades in a wide range of products which include not only foreign exchange and derivatives but also securities, including emerging markets debt instruments.

   The effects of market gains or losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. For the impact of any unrealized market gains or losses on the Corporation's asset/liability management portfolio, see Note Twenty Two of the Consolidated Financial Statements.

Measuring Market Risk: The Corporation's overall risk management process utilizes a limit system incorporating three types of risk control: value-at-risk, non-statistical limits, and stop loss advisories. Value-at-risk is defined as the potential overnight dollar loss from adverse market movements that would cover 97.5% of likely market movements, which are determined by using two years of historical price and rate data. The value-at-risk calculations employ nearly 1,500 volatilities and 400,000 correlations (updated semi-annually) of various market instruments. The Corporation monitors value-at-risk figures for major business units on a daily basis to ensure the potential for market loss is properly reflected. The methodology generally used to offset positions within a business unit is deemed by the Corporation to be conservative. Only partial

Management's Discussion and Analysis



credit for correlation between instruments within each business unit is incorporated since correlations can exhibit instability during volatile market environments. Aggregating across business units with no correlation offset resulted in an aggregated daily average value-at-risk figure of $29 million in 1994. Based on actual 1994 trading results, which capture the historical correlation among business units, the Corporation's daily average value-at-risk was reduced to approximately $12 million with 97.5% confidence.

Value-at-risk is an important concept, but it is not the sole control measure used in the risk management process. Non-statistical limits include net open positions, basis point values, position concentrations, and position ages. These non-statistical measures are accorded the same importance as value-at-risk. Stop loss advisories also are used to advise senior management when losses of a certain threshold are sustained from a business activity. The use of non-statistical measures and stop loss advisories to complement value-at-risk limits reduces the likelihood that potential trading losses will reach the daily average value-at-risk amount.


                           [GRAPH 6-See Appendix I]


The above chart contains a histogram of the Corporation's daily market risk-related revenue for 1994. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded. The histogram covers the corporation's major trading units (including Texas Commerce) which constitute approximately 98% of its trading activity. The histogram does not include the $70 million loss from unauthorized foreign exchange transactions related to the Mexican peso, as management considers this loss to be indicative of operating risk rather than market risk. As shown by the histogram, the Corporation posted positive daily market risk-related revenue far more often than negative results approximately 77% of all days). The large number of results centered around the $0 million to $5 million range is representative of the Corporation's emphasis on market-making and sales activities. The low number of outlier results exemplifies the Corporation's diversified approach to market risk management as a business strategy.

OPERATING RISK MANAGEMENT

The Corporation, like all financial institutions, is subject to the risk of fraud and to the risk of unauthorized activities by employees. The Corporation maintains a comprehensive system of internal controls designed to manage such risks.

ASSET/LIABILITY MANAGEMENT

The objective of the asset/liability management process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The process operates under the authority and direction of the Asset and Liability Policy Committee, comprised of the Office of the Chairman and senior business and finance executives. The Committee seeks to maximize earnings - particularly revenues associated with net interest income - while ensuring that the risks to those earnings from adverse movements in interest rates are kept within specified limits deemed acceptable by the Corporation.

   The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting the Corporation's investments and the maturities of its wholesale funding activities, and with the use of off-balance sheet derivative instruments.

   The Corporation, as part of its asset/liability management process, employs a variety of off-balance sheet instruments in managing its exposure to fluctuations in market interest rates and foreign exchange rates. These instruments include interest rate swaps, futures, forward rate agreements, options and foreign currency contracts (see Note One of the Consolidated Financial Statements for a discussion of the Corporation's accounting policy relative to off-balance sheet instruments used for asset/liability management and Note Nineteen of the Consolidated Financial Statements for the aggregate notional principal of off-balance sheet instruments). Foreign currency instruments are used to hedge the exposure to changes in currency values. For example, the legal capital invested in the Corporation's foreign branches and subsidiaries is usually recorded in their respective local currencies, while the related funding by the Corporation is in U.S. dollars. The resulting market risk is generally hedged using foreign exchange forward contracts.

Risk Management and Control: A key element of the Corporation's asset/liability process is that it allows the assumption of interest sensitivity at a decentralized level by authorized units with close contacts to the markets. These units are subject to individual authorities and limits administered centrally which limit the size of exposures by currency and the instruments that can be used to manage the sensitivities.

   The Asset and Liability Policy Committee has ultimate responsibility for the Corporation's consolidated interest rate exposure. In addition to the individual limits placed on the decentralized risk management units, the Committee has established "global" limits for consolidated exposures along several dimensions of risk, including net gap exposure and earnings at risk.

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



INTEREST SENSITIVITY TABLE

                                                                                                             Over
At December 31, 1994 (in millions)             1-3 Months    4-6 Months  7-12 Months      1-5 Years       5 Years          Total
--------------------------------------------------------------------------------------------------------------------------------
Assets
  Deposits With Banks                            $  5,458      $    182      $     9        $    --       $    --       $  5,649
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                        12,660           137           --             --            --         12,797
  Trading Account Assets                           28,802            --           --             --            --         28,802
  Securities                                        3,489           775        1,386         12,207         9,140         26,997
  Loans, Net                                       49,835         7,906        3,461          9,843         5,242         76,287
  Noninterest Earning Assets                       12,378           367          649          4,451         3,046         20,891
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                     $112,622      $  9,367      $ 5,505        $26,501       $17,428       $171,423
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Deposits                                       $ 64,356      $  4,031      $ 4,803        $16,348       $ 6,968       $ 96,506
  Short-Term and Other Borrowings                  34,734            35           37             76            59         34,941
  Long-Term Debt                                    3,784           462           --            977         2,768          7,991
  Other Liabilities                                21,106             9           15             68            75         21,273
  Stockholders' Equity                                171           437          475          4,763         4,866         10,712
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $124,151      $  4,974      $ 5,330        $22,232       $14,736       $171,423
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                     (11,529)        4,393          175          4,269         2,692             --
--------------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity(a)                      1,622        (4,366)         587          1,581           576             --
--------------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                      (9,907)           27          762          5,850         3,268             --
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap           (9,907)       (9,880)      (9,118)        (3,268)           --             --
--------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                      (6)%          (6)%         (5)%           (2)%          --             --
--------------------------------------------------------------------------------------------------------------------------------

At December 31, 1993
--------------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                    $(12,523)     $  2,311      $ 2,300        $10,795       $(2,883)            --
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap          (12,523)      (10,212)      (7,912)         2,883            --             --
--------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                      (8)%          (7)%         (5)%            2%           --             --
--------------------------------------------------------------------------------------------------------------------------------

At December 31, 1992
--------------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                    $(11,501)     $  1,730       $2,516        $ 8,963       $(1,708)            --
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap          (11,501)       (9,771)      (7,255)         1,708            --             --
--------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                      (8)%          (7)%         (5)%            1%           --             --
--------------------------------------------------------------------------------------------------------------------------------

(a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.

Management's Discussion and Analysis


   A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A negative gap - more liabilities repricing than assets - will benefit net interest income in a declining interest rate environment and will detract from net interest income in a rising interest rate environment. Conversely, a positive gap - more assets repricing than liabilities - will benefit net interest income if rates are rising and will detract from net interest income in a falling rate environment.

   At December 31, 1994, the Corporation had $9,118 million more liabilities than assets repricing within one year, amounting to 5.3% of total assets. This compares with $7,912 million, or 5.3% of total assets, at December 31, 1993. The consolidated gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which the Corporation does business. Since U.S. interest rates and non-U.S. interest rates do not move in tandem, the overall cumulative gaps will tend to overstate the exposures of the Corporation to U.S. interest rates.

   Gap analysis is the simplest representation of the Corporation's interest rate sensitivity. It cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on its consumer and business deposits, changes in balance sheet mix, or various options embedded in the balance sheet. Accordingly, the Asset and Liability Policy Committee conducts comprehensive simulations of net interest income under a variety of market interest rate scenarios. These simulations provide the Committee with an estimate of earnings at risk for given changes in interest rates.

   The simulations are based on a static balance sheet, reflecting the Corporation's then-current business mix and interest rate exposures. The simulations take explicit account of pricing strategies and deposit responses and the behavior of embedded options. Net interest income is then projected assuming stable interest rates and under a variety of other scenarios. The difference between these projections of net interest income after taxes, as a percentage of projected net income after taxes, represent earnings at risk to changes in interest rates.

   At December 31, 1994, based on these simulations, earnings at risk to a gradual 150 basis point rise in market interest rates over the course of 1995 was estimated to be less than three percent of projected 1995 after-tax net income. The gradual 150 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market interest rate movements.

   Simulation analysis fails to capture interest rate exposures beyond the simulation period. To capture these exposures, the Asset and Liability Policy Committee has constructed models to estimate the sensitivity in value of the Corporation's financial assets and liabilities which result from hypothetical, instantaneous shifts in the level of market interest rates. This sensitivity is calculated by comparing the net present value of net interest income-related cash flows under current market conditions to the net present values under different rate environments. In addition to gap exposures and earnings at risk, the Asset and Liability Policy Committee continuously monitors the longer-run sensitivity.

   All the measurements of risk described above are based upon the Corporation's business mix and interest rate exposures at a particular point in time. The exposures change continuously as a result of the Corporation's ongoing business and its risk management initiatives. During 1994, the Corporation's net cumulative gap exposure at the one-year point ranged between 3.2% and 7.2% of total assets. Earnings at risk to a gradual, one-year 150 basis point increase in interest rates varied between 2% and 4% of projected after-tax net income.

   While management believes these measures provide a meaningful representation of the Corporation's interest rate sensitivity, they do not necessarily take into account all business developments which have an effect on net income, such as changes in credit quality or the size and composition of the balance sheet.

Interest rate swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's asset/liability management activities. Although the Corporation believes the results of its asset/liability management activities should be evaluated on an integrated basis, taking into consideration all on- and related off-balance sheet instruments and not a specific financial instrument, the interest rate swap maturity table, which follows, provides an indication of the Corporation's interest rate swap activity.

   The table summarizes the expected maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at December 31, 1994. The table was prepared under the assumption that variable interest rates remain constant at December 31, 1994 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from December 31, 1994 levels. Variable rates presented are generally based on the short-term interest rates for the relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime). Forward starting swaps are interest rate swap contracts that become effective at a future time.

INTEREST RATE SWAP MATURITY TABLE

By expected maturities                                                                                         After
At December 31, 1994 (in millions)                 1995        1996         1997       1998        1999         1999      Total
-------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS
Notional amount                                 $11,193     $ 5,297       $4,551     $1,316      $  638       $2,057    $25,052
Weighted-average:
  Receive rate                                     6.10%       6.38%        6.53%      5.88%       5.93%        6.89%      6.29%
  Pay rate                                         5.36        5.13         5.73       5.96        6.10         5.80       5.47

PAY FIXED SWAPS
Notional amount                                 $ 7,462     $ 5,891       $2,102     $  599      $  978       $1,366    $18,398
Weighted-average:
  Receive rate                                     5.60%       5.25%        5.29%      5.84%       5.79%        5.84%      5.49%
  Pay rate                                         5.72        6.13         6.66       5.80        7.10         7.04       6.13

BASIS SWAPS
Notional amount                                 $ 4,055     $ 1,109       $  415     $  342      $  405       $  145    $ 6,471
Weighted-average:
  Receive rate                                     6.13%       6.28%        6.06%      6.34%       6.54%        5.83%      6.18%
  Pay rate                                         6.10        6.02         5.95       6.24        6.57         5.95       6.11

FORWARD STARTING
Notional amount                                 $    46     $   492       $   68     $   --      $   --       $  155    $   761
Weighted-average:
  Receive rate                                     6.84%       5.76%        6.19%        --%         --%        4.64%      5.63%
  Pay rate                                         7.11        6.23         7.83         --          --         5.78       6.33
-------------------------------------------------------------------------------------------------------------------------------
Total notional amount(a)                        $22,756     $12,789       $7,136     $2,257      $2,021       $3,723    $50,682
-------------------------------------------------------------------------------------------------------------------------------


(a) At December 31, 1994, approximately $30.8 billion of notional amounts are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $15.7 billion is expected to mature in 1995, $8.2 billion in 1996 and $4.2 billion in 1997 with the remaining $2.7 billion in 1998 and thereafter. The unrecognized net gain related to these positions was approximately $80 million. See Note One to the Consolidated Financial Statements for a discussion of the Corporation's accounting policy relative to off-balance sheet instruments used for asset/liability management.

--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY

The Corporation's capital base at December 31, 1994 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios continued to exceed 8% and 12%, respectively. Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital as discussed below under Risk-Based Capital Ratios) increased by $222 million during 1994.

STOCKHOLDERS' EQUITY

The Corporation's total stockholders' equity at the 1994 year-end was $10.7 billion, compared with $11.2 billion at December 31, 1993. The decline reflected a $653 million reduction in the fair value of available-for-sale securities accounted for under SFAS 115. The market valuation related to these securities does not include the favorable impact of related funding sources. Also impacting stockholders' equity during 1994 was the redemption of $404 million of Adjustable Rate Cumulative Preferred Stock, Series C ("Series C Preferred Stock"); the net increase in treasury stock of $349 million from the repurchase of approximately 10 million shares of the Corporation's common stock; and common and preferred dividends totaling $532 million. These declines were partially offset by $1,294 million of net income generated during 1994 as well as an increase of $200 million from the issuance of Adjustable Rate Cumulative Preferred Stock, Series L ("Series L Preferred Stock").

   The Corporation's ratio of common stockholders' equity to total assets was 5.40% at December 31, 1994, a decrease from 6.34% at year-end 1993. The ratio of total stockholders' equity to total assets at December 31, 1994 was 6.25%, a decrease from 7.45% from the same date a year ago. The declines in the ratios from the prior year-end are primarily due to the higher level of assets (as a result of the adoption of FASI 39, which increased total assets by $16.0 billion at December 31, 1994), and the unfavorable impact of SFAS 115 on stockholders' equity. Excluding the impact of FASI 39, the ratio of total common stockholders' equity to total assets was 5.96% and total stockholders' equity to total assets was 6.89% at December 31, 1994.

LONG-TERM DEBT

During 1994, additions to the Corporation's long-term debt totaled $1,822 million (including $872 million of medium-term notes, $350 million of subordinated debt that qualifies as Tier 2 Capital, $450 million of other long-term debt and the inclusion of $150 million from the acquisition of Margaretten). These additions were offset by maturities of $1,842 million of long-term debt (including $637 million of medium-term notes, $515 million of senior notes, and $690 million of other long-term

Management's Discussion and Analysis


debt) and the redemption of $200 million of long-term debt. See the Liquidity Management section on page 39 for further discussion of the Corporation's long-term debt redemption.

COMMON STOCK DIVIDENDS

In the third quarter of 1994, the Board of Directors of the Corporation increased the quarterly dividend on the Corporation's common stock from $0.38 per share to $0.44 per share. On an annualized basis, this represents an increase in the dividend rate to $1.76 from $1.52 per share. Since March 1993, the Corporation has increased the common dividend by 47%. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

RISK-BASED CAPITAL RATIOS

Under the Federal Reserve Board's risk-based capital guidelines, banking organizations are required to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets". "Qualifying Capital" is classified into two tiers, referred to as Tier 1 Capital and Tier 2 Capital. Tier 1 Capital consists of common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of unconsolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 Capital consists of perpetual preferred equity not qualifying for Tier 1, qualifying allowance for credit losses, mandatory convertible debt and subordinated debt, and other qualifying securities. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. In calculating "risk-weighted assets", certain risk percentages, as specified by the Federal Reserve Board, are applied to particular categories of both on- and off-balance sheet assets.

   Under the guidelines, the Corporation's Tier 1 Capital ratio and Total Capital ratio to risk-weighted assets at December 31, 1994 were 8.20% and 12.35%, respectively, well in excess of the minimum ratios of 4% and 8%, respectively, specified by the Federal Reserve Board. Also, as of that date, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.60% and 11.91%, respectively. At December 31, 1994, Chemical Bank and Texas Commerce Bank National Association were each "well capitalized" as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio (as defined in the following section) of at least 5%.

   The Federal Reserve Board has announced that banking corporations should exclude from Tier 1 Capital the net amount of any unrealized gains or losses from securities available-for-sale. Accordingly, Tier 1 Capital, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS 115. The adoption of FASI 39 did not affect the Corporation's risk-based capital ratios.

LEVERAGE RATIOS

The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest risk); excellent asset quality; high liquidity; good earnings; and, in general, are considered strong banking organizations. Other banking organizations are expected to have ratios of at least 4%-5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it.

   The Corporation's Tier 1 leverage ratio was 5.95% at December 31, 1994, compared with 6.77% at December 31, 1993. At December 31, 1994, Chemical Bank's Tier 1 leverage ratio was 5.72%, compared with 6.97% at December 31, 1993. The declines in the leverage ratios for both the Corporation and Chemical Bank reflect the adoption of FASI 39 on January 1, 1994. Excluding the impact of FASI 39, the Corporation's Tier 1 leverage ratio would have been 6.65% at December 31, 1994 and Chemical Bank's Tier 1 leverage ratio would have been 6.62%.

   The table which follows sets forth the Corporation's Tier 1 and Total Capital, risk-weighted assets, Tier 1 and Total Capital ratios, and Tier 1 leverage ratios for the dates indicated.

CAPITAL RATIOS

December 31, (in millions, except ratios)     1994            1993
------------------------------------------------------------------
TIER 1 CAPITAL:
Common Stockholders' Equity               $  9,700        $  9,295
Nonredeemable Preferred Stock                1,450           1,654
Minority Interest                               63              66
Less: Goodwill                               1,068             941
      Non-Qualifying Intangible Assets         142             211
------------------------------------------------------------------
Tier 1 Capital                              10,003           9,863
------------------------------------------------------------------
TIER 2 CAPITAL:
Long-Term Debt Qualifying as Tier 2          3,519           3,437
Qualifying Allowance for Credit Losses       1,536           1,536
------------------------------------------------------------------
Tier 2 Capital                               5,055           4,973
------------------------------------------------------------------
Total Qualifying Capital                  $ 15,058        $ 14,836
------------------------------------------------------------------
Risk-Weighted Assets(a)                   $121,939        $121,446
Tier 1 Capital Ratio(b)                      8.20%           8.12%
Total Capital Ratio(b)                      12.35%          12.22%
Tier 1 Leverage Ratio(b)                     5.95%           6.77%
------------------------------------------------------------------

(a) Includes off-balance sheet risk-weighted assets in the amount of $37,157 million and $36,777 million, respectively, at December 31, 1994 and December 31, 1993.

(b) Excluding the Corporation's securities subsidiary, Chemical Securities Inc., the December 31, 1994 Tier 1 Leverage, Tier 1 Capital and Total Capital ratios were 6.26%, 8.02% and 11.97%, respectively, compared with 7.16%, 7.93% and 11.86%, respectively, at December 31, 1993.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Corporation's financial commitments and to capitalize on opportunities for the Corporation's business expansion. Liquidity management addresses the Corporation's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis at both the parent company and the subsidiary levels, enabling senior management to monitor effectively changes in liquidity and to react accordingly to fluctuations in market conditions. Contingency plans exist and could be implemented on a timely basis to minimize the risk associated with dramatic changes in market conditions.

   The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for 1994 were $58 billion, a decrease from $61 billion for 1993. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The Corporation's average core deposits as a percentage of average loans was 77% for each of 1994 and 1993.

   The Corporation holds marketable securities and other short-term investments which can be readily converted to cash. In addition, loan syndication networks are maintained in order to facilitate the timely liquidation of certain assets if and when deemed desirable.

   The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During 1994, the Corporation issued $200 million of preferred stock, $350 million of subordinated debt, and $1,322 million of senior debt (including $872 million through its medium-term note program) in various public offerings.

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

   During 1994, the Corporation redeemed $200 million of its long-term debt, as well as all 33.6 million outstanding shares of its Series C Preferred Stock. The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. A portion of the redemption was funded by the net proceeds received from the issuance of the Series L Preferred Stock. The effect on earnings per share as a result of the premium related to the redemption was a one-time reduction of $0.05 per common share for 1994. These redemptions were part of the Corporation's plan to improve its capital position by achieving lower financing costs, reducing interest-rate risk and lengthening maturities of its outstanding debt. The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt and preferred stock in light of current market conditions.

   In September 1994, the Corporation completed the repurchase of 10 million shares of its common stock under a program announced in May 1994. In December 1994, as part of the Actions to Improve Earnings Per Share, the Corporation announced a similar program under which it intends to repurchase approximately 6 million additional shares of its common stock during 1995. Management will consider expanding this new program upon the completion of the contemplated divestitures of Chemical Bank New Jersey, N.A. and CIT discussed in the Actions to Improve Earnings Per Share section.

   The following comments apply to the Consolidated Statement of Cash Flows, which appears on page 47.

   Cash and due from banks increased $2.0 billion during 1994, as net cash provided by financing and operating activities exceeded the net cash used by investing activities. The $6.8 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($9.4 billion), and net proceeds from the issuance of long-term debt ($1.7 billion), partially offset by repayments and maturities of long-term debt ($2.0 billion) and a decrease in total deposits ($1.8 billion). The $2.4 billion net cash provided by operating activities was principally due to cash inflows from earnings partially offset by a net increase in trading-related assets ($1.0 billion). The $7.1 billion net cash used by investing activities was largely the result of cash outflows from the purchases of securities ($26.9 billion), as well as increases in net loans ($4.0 billion) and Federal funds sold and securities purchased under resale agreements ($2.2 billion), partially offset by cash inflows from the proceeds from the sales of available-for-sale securities and maturities of securities ($18.6 billion and $6.3 billion, respectively).

Management's Discussion and Analysis


The Corporation's anticipated cash requirements (on a parent company-only basis) for 1995 include approximately $2.0 billion for maturing medium- and long-term debt, interest payments on its outstanding debt, anticipated dividend payments on the Corporation's common stock and preferred stock, the aforementioned program to repurchase 6 million shares of its common stock and for other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company-only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends and the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of December 31, 1994, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $375 million 36-month facility and a $375 million 364-day facility.


--------------------------------------------------------------------------------
OTHER EVENTS

JOINT VENTURE WITH MELLON BANK CORPORATION

The Corporation and Mellon Bank Corporation have agreed to form a joint venture that will focus on providing stock transfer and related shareholder services to publicly-held companies. The joint venture will be called Chemical Mellon Shareholder Services, and will be a 50/50 partnership, with Mellon Bank Corporation and the Corporation sharing equally in the joint venture's initial capitalization, including investments in new technology.

   The joint venture product line will include traditional stock transfer services, proxy tabulation and the administration of dividend reinvestment plans, as well as proxy solicitation programs, corporate reorganization securities processing, the development and administration of employee stock option plans, and a comprehensive stock watch monitoring service. This joint venture will be accounted for as an equity investment.

   The commencement of the joint venture's operations is subject to receipt of regulatory approval, which is currently expected in mid-1995.

AGREEMENT TO SELL CHEMICAL BANK NEW JERSEY NATIONAL ASSOCIATION

In March 1995, the Corporation entered into an agreement to sell Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association, to PNC Bank Corp. ("PNC") for $504 million. As part of the purchase price, PNC has the option to issue up to $300 million of perpetual preferred stock to the Corporation. The sale does not include the Corporation's franchise in northeastern New Jersey or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company. The Corporation intends to reposition these remaining branches and offices as a strategic component of regional banking in metropolitan New York.

   The sale, which is expected to close by the end of the year, subject to regulatory approvals, includes 84 branches in 15 counties in central and southern New Jersey and approximately $2.9 billion in deposits and $2.3 billion in loans.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

In May 1993, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as an amendment to SFAS 114. SFAS 114 requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow creditors to use existing methods for recognizing interest income on impaired loans.

   Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 is applicable to all loans that are identified for evaluation, uncollateralized as well as collateralized, with certain exceptions.

   SFAS 114, as amended by SFAS 118, applies to financial statements for fiscal years beginning after December 15, 1994. The Corporation believes that its impaired loans are generally those currently reported as nonperforming and expects to continue to use existing methods discussed in Note One of the Notes to Consolidated Financial Statements for recognizing interest income on these loans. Management believes that the adoption of SFAS 114 and SFAS 118 will not affect the Corporation's earnings, liquidity or capital resources.

-------------------------------------------------------------------------------

COMPARISON BETWEEN 1993 AND 1992

OPERATING HIGHLIGHTS

The Corporation's net income was $1,604 million for 1993, an increase of 48% from $1,086 million reported for 1992. Net income per common share for 1993 was $5.77, compared with $3.90 in 1992.

   The higher net income in 1993 reflected strong revenue growth in the Corporation's core businesses. Total noninterest revenue in 1993 increased 33% from 1992 reflecting strong performances from capital markets, corporate finance, personal trust and national consumer activities, as well as higher profits from equity-related investments. Also contributing to the strong earnings was a lower provision for losses reflecting improvement during 1993 in the Corporation's credit quality.

   On January 1, 1993, the Corporation adopted SFAS 106, which resulted in a charge of $415 million, and SFAS 109, which resulted in an income tax benefit of $450 million. The net favorable impact of the adoption of these two new accounting standards was $35 million. Income before the effect of these accounting changes was $1,569 million ($5.63 per common share), an increase of 44% from 1992.

NET INTEREST INCOME

The Corporation's net interest income was $4,636 million in 1993, an increase from $4,598 million in 1992. The improvement in net interest income for 1993 was due to the favorable impact from the decrease in nonperforming loans, higher average interest earning assets and lower funding costs (primarily as a result of the upgrades to the Corporation's credit ratings). These improvements were partially offset by a decrease in the Corporation's loan portfolio, as a result of sluggish commercial loan demand in 1993, loan paydowns from businesses refinancing their borrowings in the debt and equity markets, as well as management's strategic decision to reduce the credit-risk profile of the Corporation. As a consequence, there was a remixing of the composition of the Corporation's average interest-earning assets to liquid assets, which support the Corporation's trading businesses. Additionally, net interest income for 1993 was unfavorably impacted by the expiration of positions taken prior to and in the early part of 1992 to take advantage of declining U.S. interest rates.

PROVISION FOR LOSSES AND NET CHARGE-OFFS

The provision for losses in 1993 was $1,259 million, a decrease of 8% from $1,365 million in 1992. In both years, the provision equaled the amount of the respective year's non-LDC net charge-offs. The 1993 amount included a $55 million provision related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.

   LDC net charge-offs and losses on sales and swaps totaled $22 million in 1993, compared with $244 million from the prior year.

NONINTEREST REVENUE

Noninterest revenue totaled $4,024 million in 1993, an increase of 33% from 1992. The growth in noninterest revenue was primarily the result of record combined trading revenue, increases in various fee-based revenue, higher revenue from equity-related investments and higher other revenue, principally gains from the sale of emerging markets-related past-due interest bonds.

   Trust and investment management fees in 1993 were $406 million, an increase of $45 million from 1992, reflecting growth in the Corporation's personal trust and asset management businesses. Included in these amounts are personal trust fees, which increased by $31 million in 1993, due to a rise in the market value of investments under management and to new customer relationships developed as a result of two acquisitions by Texas Commerce in 1993.

   Corporate finance and syndication fees in 1993 reached $338 million, an increase of 28% from the prior year, principally resulting from strong growth in global loan originations and distribution activities. New fees from expanded underwriting powers in 1993 related to debt offerings also contributed to the increase.

   Service charges on deposit accounts totaled $288 million in 1993, an increase of 9% over 1992, reflecting a higher level of fees related to retail accounts, as well as a larger deposit base (principally resulting from the acquisition of the First City Banks).

   Fees for other banking services for 1993 were $1,067 million, an increase of $27 million from the previous year, which is indicative of the continued growth in the Corporation's core revenue businesses such as credit card fees, mortgage servicing fees, and loan commitment fees.

   Trading revenue in 1993 was $1,073 million, an increase of 26% from the prior year. The Corporation, taking advantage of its higher credit ratings and its increasing global presence, broadened its global trading activities and increased the range of products it offers and the currency markets in which it operates. The resulting growth in transaction volume, coupled with a broader range of instruments, market volatility and wider spreads (especially in the European markets) contributed to the increased revenues.

   Securities gains in 1993 were $142 million, compared with $53 million in 1992. During 1993, the Corporation sold high-coupon mortgage-backed securities ("MBS"), under favorable market conditions, and replaced them with lower-coupon MBS in order to reduce the Corporation's exposure to prepayment and price risk.

   The Corporation's other noninterest revenue for 1993 was $710 million, compared with $190 million in 1992. Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $278 million in 1993, an increase of $181 million from 1992. Included in other noninterest revenue in 1993 was $306 million

Management's Discussion and Analysis


of net gains from the sale of emerging markets-related past-due interest bonds. There were no such sales in 1992. All other noninterest revenue was $126 million in 1993 compared with $93 million in 1992. Included in the 1993 amount was equity income from CIT of $65 million, an increase from $57 million in 1992.

NONINTEREST EXPENSE

Noninterest expense in 1993 was $5,293 million, compared with $4,930 million in 1992. Included in noninterest expense for 1993 were expenses related to two acquisitions by Texas Commerce and higher expenses associated with investments in certain key businesses, such as expansion of the Corporation's securities business and the introduction of the co-branded MasterCard program with Shell Oil Company.

During 1993, the Corporation incurred a $115 million charge related to the final assessment of costs associated with the merger with MHC and a $43 million charge in connection with the First City Banks acquisition. The results for 1992 included a one-time charge of $41 million related to costs incurred in combining the Corporation's employee benefit plans and a $30 million charge for London occupancy-related expenses associated with the Corporation's Canary Wharf lease arrangements.

   Salaries and employee benefits expenses in 1993 were $2,466 million, compared with $2,349 million in 1992. The increase was primarily the result of significantly higher incentive compensation costs due to increased revenues (primarily from the Corporation's capital markets and corporate finance activities), higher expenses related to services provided by temporary employment agencies to assist with merger integration efforts, and the additional staff costs from the 1993 acquisitions by Texas Commerce. Additionally, as a result of the adoption of SFAS 106, expenses for 1993 related to other postretirement benefits were approximately $20 million higher than in 1992.

   Occupancy expense in 1993 was $587 million, an increase of $21 million from 1992. The increase in 1993 principally resulted from $13 million in occupancy-related expenses associated with the facilities acquired in connection with the First City Banks and Ameritrust transactions.

   Equipment expense in 1993 was $337 million, an increase of $21 million from the prior year, primarily the result of technology enhancements to support the Corporation's investments in certain businesses.

   Foreclosed property expense was $287 million in 1993, compared with $283 million in 1992. Included in the 1993 results was a $20 million writedown related to the accelerated disposition of nonperforming residential mortgage assets.

   Other expense in 1993 was $1,458 million, compared with $1,416 million in 1992. Excluding the aforementioned one-time charges in 1992, the increase in other expense in 1993 principally reflected higher marketing costs, increased operating expenses associated with the First City Banks and Ameritrust acquisitions, and higher FDIC costs due to a higher deposit base resulting from such acquisitions.

INCOME TAXES

The Corporation recorded income tax expense of $539 million in 1993, compared with $243 million in 1992. Included in the 1993 and 1992 income tax expense were approximately $331 million and $278 million, respectively, of Federal income tax benefits.

   The Corporation recognized its remaining available Federal income tax benefits in accordance with SFAS 109 in the third quarter of 1993. As a result, earnings, beginning in the fourth quarter of 1993, have been reported on a fully-taxed basis.

NONPERFORMING ASSETS

The Corporation's total nonperforming assets at December 31, 1993 were $3,525 million, a decline of 42% from $6,092 million at December 31, 1992. The decline resulted from increased repayments, lower levels of loans being placed on nonperforming status, the impact of increased charge-offs and write-downs and the removal of restructured Argentine debt from nonaccrual status.

ALLOWANCE FOR CREDIT LOSSES

The total allowance for credit losses at December 31, 1993 was $3,020 million, or 4.01% of total loans and 116.56% of nonperforming loans at year-end, compared with $3,025 million, or 3.69% of total loans and 62.81% of nonperforming loans at the 1992 year-end.

CASH FLOWS

The following comments apply to the Consolidated Statement of Cash Flows, which appears on page 47.

   Cash and due from banks decreased $2.0 billion during 1993, as net cash used by operating and investing activities exceeded the net cash provided by financing activities. The $7.9 billion net cash used by operating activities resulted from cash outflows from increased trading-related assets. The $.2 billion net cash used by investing activities was largely the result of cash outflows from purchases of available-for-sale and held-to-maturity securities partially offset by loan sales and securitizations. The $6.0 billion net cash provided by financing activities was the result of increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds, foreign deposits and net proceeds from the issuance of long-term debt, partially offset by repayments and maturities of long-term debt.

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

   Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1994, the Corporation maintains an effective system of internal control.

   The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

    The accounting firm of Price Waterhouse LLP has performed an independent audit of the Corporation's financial statements. Management has made available to Price Waterhouse LLP all of the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse LLP during its audit were valid and appropriate. The firm's report appears below.


/s/ Walter V. Shipley
----------------------------------------------------
Walter V. Shipley
Chairman of the Board and Chief Executive Officer


/s/ Peter J. Tobin
----------------------------------------------------
Peter J. Tobin
Executive Vice President and Chief Financial Officer


/s/ Joseph L. Sclafani
----------------------------------------------------
Joseph L. Sclafani
Senior Vice President and Controller

January 17, 1995



REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
Price Waterhouse LLP    1177 AVENUE OF THE AMERICAS, NEW YORK, NY 10036

To the Board of Directors and Stockholders of Chemical Banking Corporation: In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chemical Banking Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes Three, Four, Thirteen and Seventeen to the consolidated financial statements, in 1994 the Corporation changed its method of accounting for the offsetting of amounts related to certain contracts and in 1993 the Corporation changed its method of accounting for income taxes, postretirement benefits other than pensions, and certain investments in debt and marketable equity securities.

/s/ Price Waterhouse LLP

January 17, 1995

                                                    Chemical Banking Corporation
                                                    and Subsidiaries


Consolidated Balance Sheet


December 31, (in millions, except share data)                                                              1994           1993
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                               $   8,832       $  6,852
Deposits with Banks                                                                                       5,649          6,030
Federal Funds Sold and Securities Purchased Under Resale Agreements                                      12,797         10,556
Trading Assets:
  Debt and Equity Instruments                                                                            11,093         11,679
  Risk Management Instruments                                                                            17,709             --
Securities:
  Held-to-Maturity (Market Value: $8,106 and $10,288)                                                     8,566         10,108
  Available-for-Sale                                                                                     18,431         15,840
Loans (Net of Unearned Income: $460 and $477)                                                            78,767         75,381
Allowance for Credit Losses                                                                              (2,480)        (3,020)
Premises and Equipment                                                                                    2,134          1,910
Due from Customers on Acceptances                                                                         1,088          1,077
Accrued Interest Receivable                                                                               1,190          1,106
Assets Acquired as Loan Satisfactions                                                                       210            934
Assets Held for Accelerated Disposition                                                                     526             --
Other Assets                                                                                              6,911         11,435
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                          $ 171,423       $149,888
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Demand (Noninterest Bearing)                                                                        $  21,399       $ 23,443
  Time and Savings                                                                                       46,799         51,940
  Foreign                                                                                                28,308         22,894
-------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                                       96,506         98,277
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                  23,098         12,857
Other Borrowed Funds                                                                                     11,843         11,908
Acceptances Outstanding                                                                                   1,104          1,099
Accounts Payable and Accrued Liabilities                                                                  2,361          2,607
Other Liabilities                                                                                        17,808          3,784
Long-Term Debt                                                                                            7,991          8,192
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                       160,711        138,724
-------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty Three)

STOCKHOLDERS' EQUITY
Preferred Stock                                                                                           1,450          1,654
Common Stock (Authorized 400,000,000 Shares,
  Issued 254,009,187 Shares in 1994 and 253,397,864 Shares in 1993)                                         254            253
Capital Surplus                                                                                           6,544          6,553
Retained Earnings                                                                                         3,263          2,501
Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Taxes                                  (438)           215
Treasury Stock, at Cost (9,497,533 Shares in 1994 and 515,782 Shares in 1993)                              (361)           (12)
-------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                               10,712         11,164
-------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                            $ 171,423       $149,888
-------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                    and Subsidiaries


Consolidated Statement of Income


Year Ended December 31, (in millions, except per share data)                                1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                                     $5,730         $5,620         $6,353
Securities                                                                                 1,715          1,727          1,753
Trading Assets                                                                               722            449            419
Federal Funds Sold and Securities Purchased Under Resale Agreements                          550            339            349
Deposits With Banks                                                                          371            268            274
------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                      9,088          8,403          9,148
------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                                   2,378          2,241          2,868
Short-Term and Other Borrowings                                                            1,500            992          1,228
Long-Term Debt                                                                               536            534            454
------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                     4,414          3,767          4,550
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                        4,674          4,636          4,598
Provision for Losses                                                                         550          1,259          1,365
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Losses                                             4,124          3,377          3,233
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
Trust and Investment Management Fees                                                         421            406            361
Corporate Finance and Syndication Fees                                                       405            338            265
Service Charges on Deposit Accounts                                                          300            288            264
Fees for Other Banking Services                                                            1,148          1,067          1,040
Trading Revenue                                                                              645          1,073            853
Securities Gains                                                                              66            142             53
Other Revenue                                                                                612            710            190
------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                                                  3,597          4,024          3,026
------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries                                                                                   2,205          2,070          1,977
Employee Benefits                                                                            439            396            372
Occupancy Expense                                                                            573            587            566
Equipment Expense                                                                            382            337            316
Foreclosed Property Expense                                                                   41            287            283
Restructuring Charge                                                                         308            158             --
Other Expense                                                                              1,561          1,458          1,416
------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                                  5,509          5,293          4,930
------------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Effect of Accounting Changes                          2,212          2,108          1,329
Income Tax Expense                                                                           918            539            243
------------------------------------------------------------------------------------------------------------------------------
Income Before Effect of Accounting Changes                                                 1,294          1,569          1,086
Net Effect of Changes in Accounting Principles                                                --             35             --
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                $1,294         $1,604         $1,086
------------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                                     $1,156         $1,449         $  936
------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
  Income Before Effect of Accounting Changes                                              $ 4.64         $ 5.63         $ 3.90
  Net Effect of Changes in Accounting Principles                                              --            .14             --
------------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                              $ 4.64         $ 5.77         $ 3.90
------------------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                                          249.3          251.2          240.4
------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                    and Subsidiaries


Consolidated Statement of Changes in Stockholders' Equity


Year Ended December 31, (in millions)                                                       1994           1993            1992
-------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                                             $ 1,654        $ 1,848         $ 1,598
Issuance of Stock                                                                            200            400             550
Redemption of Stock                                                                         (404)          (594)           (300)
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                     1,450          1,654           1,848
-------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                                                 253            247             183
Issuance of Stock                                                                              1              6              64
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                       254            253             247
-------------------------------------------------------------------------------------------------------------------------------

CLASS B COMMON STOCK
Balance at Beginning of Year                                                                  --             --              34
Conversion of Class B Common Stock                                                            --             --             (34)
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                        --             --              --
-------------------------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                                               6,553          6,376           4,734
Issuance of Stock                                                                             12            194           1,642
Premium on Redemption of Preferred Stock                                                     (12)           (17)             --
Restricted Stock Granted, Net of Amortization                                                 (9)            --              --
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                     6,544          6,553           6,376
-------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at Beginning of Year                                                               2,501          1,392             752
Net Income                                                                                 1,294          1,604           1,086
Cash Dividends Declared:
  Preferred Stock                                                                           (126)          (155)           (153)
  Common Stock                                                                              (406)          (345)           (295)
Accumulated Translation Adjustment(a)                                                         --              5               2
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                     3,263          2,501           1,392
-------------------------------------------------------------------------------------------------------------------------------

NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES
Balance at Beginning of Year                                                                 215             --             --
Impact of Accounting Change                                                                   --            215             --
Net Change in Fair Value of Securities Available-for-Sale, Net of Taxes                     (653)            --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                      (438)           215             --
-------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                                  --             --             (8)
Redemption of Stock                                                                           --             --              8
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                        --             --             --
-------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                                 (12)           (12)           (12)
Purchase of Treasury Stock                                                                  (387)            --             --
Reissuance of Treasury Stock                                                                  38             --             --
-------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                      (361)           (12)           (12)
-------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                               $10,712        $11,164         $9,851
-------------------------------------------------------------------------------------------------------------------------------

(a) Balance was ($10) million, ($10) million and ($15) million at December 31, 1994, 1993, and 1992, respectively.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                    and Subsidiaries


Consolidated Statement of Cash Flows


Year Ended December 31, (in millions)                                                       1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                              $  1,294       $  1,604       $  1,086
Adjustments to Reconcile Net Income  to Net Cash Provided by Operating Activities:
  Provision for Losses                                                                       550          1,259          1,365
  Restructuring Charge                                                                       308            158             --
  Depreciation and Amortization                                                              377            333            319
  Net Change In:
    Trading-Related Assets                                                                  (980)       (10,513)         2,149
    Accrued Interest Receivable                                                              (56)           (20)           101
    Accrued Interest Payable                                                                  91             22            (76)
    Other, Net                                                                               766           (721)          (175)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                           2,350         (7,878)         4,769
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                                        407         (4,169)         1,241
  Federal Funds Sold and Securities Purchased Under Resale Agreements                     (2,241)        (2,424)          (951)
  Loans Due to Sales and Securitizations                                                   9,136         12,403          7,857
  Other Loans, Net                                                                       (13,123)        (5,657)        (7,559)
  Other, Net                                                                               1,105          2,082            440
Proceeds from the Maturity of Held-to-Maturity Securities                                  2,816          4,968          6,344
Proceeds from the Sale of Held-to-Maturity Securities                                         --            152          3,736
Purchases of Held-to-Maturity Securities                                                  (1,194)        (6,444)       (14,386)
Proceeds from the Maturity of Available-for-Sale Securities                                3,498          1,608            304
Proceeds from the Sale of Available-for-Sale Securities                                   18,556          5,352            684
Purchases of Available-for-Sale Securities                                               (25,697)        (7,568)            --
Cash Used in Acquisitions                                                                   (373)          (481)            --
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                     (7,110)          (178)        (2,290)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                            (2,041)          (115)         4,696
  Domestic Time and Savings Deposits                                                      (5,124)        (1,716)        (1,076)
  Foreign Deposits                                                                         5,414          2,887         (3,051)
  Federal Funds Purchased, Securities Sold Under Repurchase
    Agreements and Other Borrowed Funds                                                    9,361          3,347         (4,449)
  Other Liabilities                                                                          622          1,326            131
  Other, Net                                                                                 (18)          (344)           115
Proceeds from the Issuance of Long-Term Debt                                               1,672          3,451          1,654
Repayments of Long-Term Debt                                                              (2,042)        (2,299)          (549)
Proceeds from the Issuance of Stock                                                          254            591          2,117
Redemption of Preferred Stock                                                               (416)          (610)          (292)
Treasury Stock Purchased                                                                    (387)            --             --
Cash Dividends Paid                                                                         (521)          (480)          (438)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                           6,774          6,038         (1,142)
-------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                   (34)            24            (20)
Net Increase (Decrease) in Cash and Due from Banks                                         1,980         (1,994)         1,317
Cash and Due from Banks at the Beginning of the Year                                       6,852          8,846          7,529
-------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                                          $  8,832       $  6,852       $  8,846
-------------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                      $  4,323       $  3,745       $  4,626
-------------------------------------------------------------------------------------------------------------------------------
Taxes Paid                                                                              $  1,011       $    390       $    166
-------------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Notes to Consolidated Financial Statements

------------------------------------------------------------------------------
NOTE ONE
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chemical Banking Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended.

   The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank, a New York State bank ("Chemical Bank"), and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Equity Holdings, Inc., a bank holding company organized under the laws of the State of Delaware ("Texas Commerce"). The accounting and financial reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The following is a description of significant accounting policies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, after eliminating intercompany balances and transactions. Equity investments in less than majority-owned companies (20%-50% ownership interest) are generally accounted for in accordance with the equity method of accounting and are reported in other assets. The Corporation's pro-rata share of earnings (losses) of equity investments is included in other noninterest revenue.

   Securities and other property held in a fiduciary or agency capacity are not included in the Consolidated Balance Sheet since these are not assets or liabilities of the Corporation.

   Certain amounts in prior periods have been reclassified to conform to the current presentation.

STATEMENT OF CASH FLOWS

For purposes of preparing the Consolidated Statement of Cash Flows, the Corporation defines cash and cash equivalents as those amounts included in the balance sheet caption cash and due from banks. Cash flows from loans and deposits are reported on a net basis.

TRADING ACTIVITIES

Debt and Equity Instruments and Securities Sold, Not Yet Purchased: Debt and equity instruments include securities, refinancing country loans, and money market and credit instruments held for trading purposes. Obligations to deliver securities sold but not yet purchased are reported as other borrowed funds. These instruments are carried at fair value with gains and losses, including market value adjustments, reported on the income statement as trading revenue. Interest on debt and equity instruments and securities sold but not yet purchased are reported as interest revenue and expense, respectively.

Risk Management Instruments: The Corporation primarily deals in interest rate, foreign exchange, and commodity contracts to generate trading revenues. Such contracts include futures, forwards, swaps, and options and are carried at market value with realized and unrealized gains and losses reported on the income statement as trading revenue. A portion of the market valuation relating to certain contracts is deferred and accreted to income over the life of the contracts to match ongoing servicing costs and credit risks, as appropriate.

   On January 1, 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FASI 39"), which changed the reporting of unrealized gains and losses on interest rate, foreign exchange, and commodity contracts on the balance sheet. FASI 39 requires that gross unrealized gains be reported as assets and gross unrealized losses be reported as liabilities; however, FASI 39 permits netting of such unrealized gains and losses with the same counterparty when master netting agreements that are enforceable through bankruptcy have been executed. With the adoption of FASI 39, unrealized gains are reported as Trading Assets-Risk Management Instruments and unrealized losses are reported as Trading Liabilities-Risk Management Instruments, which is included in other liabilities. Prior to the adoption of FASI 39, unrealized gains and losses were reported net in other assets.

HELD-TO-MATURITY AND AVAILABLE-FOR-SALE SECURITIES

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities, along with any unrealized gains and losses on related hedges, are reported net of applicable taxes in a separate component of stockholders' equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

   Interest income on securities, including amortization of premiums and accretion of discounts, is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in securities gains. Individual securities are reduced through writedowns against securities gains to reflect other-than-temporary impairments in value.

   The Corporation anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage-backed securities. The prepayment of mortgage-backed securities and collateralized mortgage obligations ("CMO") is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMOs with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing regarding the impact that interest and market rate changes would have on its CMO portfolio. Mortgage-backed securities and CMOs which management believes have high prepayment risk are included in the available-for-sale portfolio.

   In accordance with SFAS 115, cash flows from purchases, maturities and sales of available-for-sale securities have been classified as cash flows from investing activities and prior periods have been similarly reclassified.

LOANS

Loans are generally reported at the principal amount outstanding, net of unearned income and net deferred loan fees (deferred nonrefundable yield-related loan fees, net of related direct origination costs). Mortgage loans held for sale are carried at the lower of aggregate cost or market value. Certain loans meeting the accounting definition of a security are reported as loans but are valued consistent with SFAS 115.

   Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan. Net deferred loan fees are amortized into interest income over the term of the loan.

   Nonaccrual loans are those on which the accrual of interest has ceased. Loans, other than certain consumer loans discussed below, are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income is recognized on nonaccrual loans only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

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

   Consumer loans (exclusive of residential mortgage products which are accounted for in accordance with the nonaccrual loan policy discussed above) are generally charged to the allowance for credit losses upon reaching specified stages of delinquency. Accrued interest is reversed against interest income when such consumer loans are charged off.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is based on periodic reviews and analysis of the portfolio, which comprises primarily loans and other financial instruments, including commitments to extend credit, guarantees, letters of credit, and derivatives and foreign exchange contracts. The analysis includes consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio (particularly in terms of industry and geography), economic and political conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by charges against income and reduced by charge-offs, net of recoveries, and losses on sales and swaps of loans to countries engaged in debt rescheduling. Other charges to the allowance include amounts related to loans transferred to assets held for accelerated disposition.

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

ASSETS ACQUIRED AS LOAN SATISFACTIONS

Assets acquired in full or partial satisfaction of loans are reported at the lower of cost or fair value less estimated costs to sell. These assets are primarily real estate. Writedowns of such assets subsequent to six months from the date of acquisition are included in foreclosed property expense. Operating expenses, net of related revenue, and gains and losses on sales of such assets are reported net in foreclosed property expense.

Notes to Consolidated Financial Statements


ASSETS HELD FOR ACCELERATED DISPOSITION

During the fourth quarter of 1994, the Corporation transferred certain real estate loans and real estate assets acquired as loan satisfactions to assets held for accelerated disposition. At the date of transfer, these assets were recorded at fair value less estimated costs to sell.

   Interest income relating to real estate loans will be recognized either as interest income or applied to reduce the carrying value of loans depending on management's judgment of collectibility.

OTHER ASSETS

Equity-Related Investments: Equity and equity-related investments are reported in other assets. Nonmarketable holdings are carried at cost, net of valuation losses. Marketable holdings are marked-to-market at a discount to the public value. Income from venture capital activities is reported in other noninterest revenue.

Intangibles: Goodwill and other acquisition intangibles are reported in other assets and are amortized over the estimated periods to be benefited, the majority of which are being amortized over periods generally ranging from 10 to 25 years. An impairment review is performed periodically on these assets. Goodwill, which is included in other assets, amounted to $1.1 billion at December 31, 1994 compared with $.9 billion at December 31, 1993.

OFF-BALANCE SHEET INSTRUMENTS USED IN
ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management activities, the Corporation may enter into interest rate futures, forwards, swaps and options contracts. Futures contracts are designated as hedges when they reduce risk and there is high correlation between the futures contract and the item being hedged, both at inception and throughout the hedge period. Interest rate forwards, swaps and options contracts are linked to specific assets or groups of similar assets, specific liabilities or groups of similar liabilities. Additionally, the Corporation uses interest rate swaps in place of cash market instruments. Asset/liability management instruments are accounted for on an accrual basis. Realized gains and losses on futures and forward contracts are deferred and amortized over the period for which the related assets or liabilities exposure is managed and are included as adjustments to interest income or interest expense. Settlements on interest rate swaps and options contracts are recognized as adjustments to interest income or interest expense over the lives of the agreements.

   Interest rate contracts used in connection with the securities portfolio that is designated as available-for-sale are carried at fair value with gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

   Effective January 1, 1995, as part of its asset/liability management process, the Corporation discontinued the use of interest rate swaps in place of cash market instruments. Accordingly, interest rate contracts entered into subsequent to January 1, 1995 that do not meet the hedge or linkage criteria described above will be designated as trading activities-risk management instruments.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in stockholders' equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets and liabilities to the U.S. dollar, including the related hedges, are included in trading revenue.

FEE-BASED REVENUE

Trust and investment management fees primarily include fees received in connection with personal, corporate, and employee benefit trust and investment management activities.

   Corporate finance and syndication fees primarily include fees received for managing and syndicating loan arrangements; providing investment banking and financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; underwriting debt securities; and arranging private placements.

   Fees for other banking services primarily include fees received in connection with credit card services, mortgage servicing, loan commitments, standby letters of credit, compensating balances, and other fees.

   Trust and investment management fees and fees for other banking services are generally recognized over the period the related service is provided. Corporate finance and syndication fees are recognized when all services to which they relate have been provided. In addition, recognition of syndication fees are subject to certain yield tests being satisfied.

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

   During 1992, the Corporation followed Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"). See Note Seventeen for further discussion.

NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income, after deducting preferred stock dividends (including any premiums paid on preferred stock redemptions), by the weighted-average number of common shares and common stock equivalents outstanding during the period.

   Until March 1992, when the Class B Common Stock was converted into the Corporation's common stock, the Corporation had included such stock as a common stock equivalent for purposes of the above computation. Other common stock equivalents, such as stock options, are not included in the calculation since their dilutive effect is immaterial.


--------------------------------------------------------------------------------
NOTE TWO
ACQUISITIONS

In July 1994, the Corporation, through Chemical Bank National Association, a wholly-owned bank subsidiary of the Corporation, acquired the outstanding common shares and depositary receipts representing preferred shares of Margaretten Financial Corporation ("Margaretten") through a cash tender offer. Margaretten is the parent company of Margaretten & Company, Inc. whose primary business is the origination, purchase, sale and servicing of residential mortgage loans. The cost of the acquired company was approximately $373 million. Subsequently, during the 1994 third quarter, the Corporation sold to Bank of America, FSB, a BankAmerica Corporation subsidiary, Margaretten's mortgage servicing operations located in Richmond, Virginia. This transaction included the assumption of the lease and fixed assets of the Richmond facility as well as the servicing rights to a portion of the GNMA portfolio and private investor portfolio that were serviced at that facility.

In February 1993, the Corporation, through its Texas Commerce subsidiary, acquired $3.8 billion in assets and assumed $3.4 billion in deposit liabilities of four banks (the "First City Banks") of the former First City Bancorporation of Texas, Inc. from the Federal Deposit Insurance Corporation (the "FDIC") in a federally-assisted transaction. The First City Banks were primarily engaged in providing commercial banking services in Texas. The premium paid to the FDIC was approximately $333 million.

   In September 1993, the Corporation, through Texas Commerce Bank, N.A., acquired Ameritrust Texas Corporation ("Ameritrust"), a corporation engaged in the delivery of personal, corporate and institutional trust and investment services. The purchase price included a premium of approximately $130 million.

   These acquisitions were recorded using the purchase method of accounting. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Goodwill related to the Margaretten acquisition is being amortized over a 15-year period using the straight-line method and purchased mortgage servicing rights are being amortized based on adjusted cash flows. Intangibles related to the Ameritrust acquisition are being amortized over a 10-year period. Deposit premiums and other intangibles related to the acquisition of the First City Banks are being amortized over the estimated periods of benefit. Goodwill related to the two 1993 acquisitions is being amortized over 25 years.

--------------------------------------------------------------------------------
NOTE THREE
TRADING ACTIVITIES

The Corporation uses its trading assets, such as debt and equity instruments and risk management instruments, to meet the financing needs of its customers and to generate revenues through its trading activities. The Corporation generates such trading revenue through market-making, sales, arbitrage and, to a lesser degree, positioning. A description of the classes of derivative and foreign exchange instruments used in the Corporation's trading activities as well as the credit risk and market risk factors involved in such activities are disclosed in Note Nineteen.

DEBT AND EQUITY INSTRUMENTS

Trading assets-debt and equity instruments at December 31, 1994 and 1993, which are carried at fair value, are presented in the following table.


December 31, (in millions)                              1994       1993
------------------------------------------------------------------------
U.S. Government and Federal Agencies                  $ 2,548    $ 2,792
Obligations of State and Political Subdivisions           327        604
Certificates of Deposit, Bankers' Acceptances,
  and Commercial Paper                                  1,644      1,794
Debt Securities Issued by Foreign Governments           1,983      4,025
Foreign Financial Institutions                          3,119      1,496
Other(a)                                                1,472        968
------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments(b)   $11,093    $11,679
------------------------------------------------------------------------

(a) Primarily includes corporate debt and eurodollar bonds.

(b) Includes emerging markets instruments of $544 million in 1994 and $426 million in 1993.

Notes to Consolidated Financial Statements



RISK MANAGEMENT INSTRUMENTS

On January 1, 1994, the Corporation adopted FASI 39, which changed the reporting on the balance sheet of unrealized gains and losses on interest rate, foreign exchange, and commodity contracts. See Note One for a further discussion with respect to FASI 39.

   Trading assets-risk management instruments totaled $17.7 billion at December 31, 1994, and represents unrealized gains on interest rate contracts of $7.9 billion, foreign exchange contracts of $9.5 billion, and stock index options and commodity contracts of $0.3 billion.

   Trading liabilities-risk management instruments, which totaled $16.0 billion at December 31, 1994, represents unrealized losses on interest rate contracts of $7.0 billion, foreign exchange contracts of $8.9 billion, and stock index options and commodity contracts of $0.1 billion.

TRADING REVENUE

The following table sets forth the components of trading revenue.


Year Ended December 31, (in millions)   1994        1993        1992
--------------------------------------------------------------------
Trading Revenue:
  Interest Rate Contracts(a)            $391       $ 453        $333
  Foreign Exchange Revenues(b)           152(d)      302         363
  Debt Instruments and Other(c)          102         318         157
--------------------------------------------------------------------
Total Trading Revenue                   $645      $1,073        $853
--------------------------------------------------------------------


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

(d) Includes $70 million of losses sustained from unauthorized foreign exchange transactions involving the Mexican peso.


-----------------------------------------------------------------------------
NOTE FOUR
SECURITIES

On December 31, 1993, the Corporation adopted SFAS 115, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. See Note One for a further discussion with respect to SFAS 115.

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

                                                                                           Gross           Gross
                                                                         Amortized    Unrealized      Unrealized       Fair
December 31, 1994 (in millions)                                               Cost         Gains          Losses      Value(a)
------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                                $3,615        $--             $209         $3,406
  Collateralized Mortgage Obligations                                        3,871         --              237          3,634
  Other, primarily U.S. Treasuries                                             130         --                2            128
Obligations of State and Political Subdivisions                                118          1               --            119
Collateralized Mortgage Obligations(b)                                         140          1                4            137
Other, primarily Asset-Backed Securities                                       692          2               12            682
------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                                           $8,566        $ 4             $464         $8,106
------------------------------------------------------------------------------------------------------------------------------



                                                                                           Gross            Gross
                                                                         Amortized    Unrealized       Unrealized         Fair
December 31, 1993 (in millions)                                               Cost         Gains           Losses        Value(a)
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                               $ 3,666          $132            $--        $ 3,798
  Collateralized Mortgage Obligations                                        5,375            45             11          5,409
  Other, primarily U.S. Treasuries                                             101            --             --            101
Obligations of State and Political Subdivisions                                 13             1             --             14
Debt Securities Issued by Foreign Governments                                    1            --             --              1
Collateralized Mortgage Obligations(b)                                         153             5              1            157
Other, primarily Asset-Backed Securities                                       799             9             --            808
---------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                                          $10,108          $192            $12        $10,288
---------------------------------------------------------------------------------------------------------------------------------

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

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities at December 31, 1994 and 1993 were as follows:

                                                                         --------------------------------------------------------
                                                                                           Gross          Gross
                                                                         Amortized    Unrealized     Unrealized          Fair
December 31, 1994  (in millions)                                              Cost         Gains         Losses         Value(a)
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                               $ 8,151          $554          $ 593       $ 8,112
  Collateralized Mortgage Obligations                                          354             1             28           327
  Other, primarily U.S. Treasuries                                           6,414             8            359         6,063
Debt Securities Issued by Foreign Governments                                2,736            16            134         2,618
Corporate Debt Securities                                                      358             6              5           359
Collateralized Mortgage Obligations(b)                                         262             1              3           260
Other (c)                                                                      702             1             11           692
---------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Fair Value (d)              $18,977          $587         $1,133       $18,431
---------------------------------------------------------------------------------------------------------------------------------


                                                                                           Gross           Gross
                                                                         Amortized    Unrealized      Unrealized          Fair
December 31, 1993 (in millions)                                               Cost         Gains          Losses         Value(a)
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                               $ 8,298          $349            $14        $ 8,633
  Collateralized Mortgage Obligations                                          837             4              2            839
  Other, primarily U.S. Treasuries                                           2,400            42             17          2,425
Debt Securities Issued by Foreign Governments                                2,174            49              9          2,214
Corporate Debt Securities                                                      326            11              3            334
Collateralized Mortgage Obligations(b)                                         618             3              1            620
Other (c)                                                                      791            --             16            775
---------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Fair Value (d)              $15,444          $458            $62        $15,840
---------------------------------------------------------------------------------------------------------------------------------

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

(c) Comprised of all other debt, asset-backed and equity securities.

(d) See Note Five for loans accounted for pursuant to SFAS 115.

   There were no sales of held-to-maturity securities in 1994. Cash proceeds from the sales of held-to-maturity securities during 1993 and 1992 were $152 million and $3,736 million, respectively. Cash proceeds from the sale of available-for-sale securities during 1994, 1993 and 1992 were $18,556 million, $5,352 million and $684 million, respectively. Net gains from available-for-sale securities sold in 1994 and 1993 amounted to $66 million (gross gains of $141 million and gross losses of $75 million) and $139 million (gross gains of $178 million and gross losses of $39 million), respectively. Gross gains from held-to-maturity securities sold amounted to $3 million in 1993 (there were no losses from sales of such securities in 1993). Net gains from securities sold in 1992 were $53 million (gross gains of $140 million and gross losses of $87 million).

   The amortized cost, estimated fair value and average yield of securities at December 31, 1994 by contractual maturity are presented in the table which follows:

                                         -----------------------------------------------------------------------------------------
                                                Available-for-Sale Securities                  Held-to-Maturity Securities

Maturity Schedule of Securities          Amortized         Fair         Average        Amortized           Fair         Average
December 31, 1994 (in millions)               Cost        Value           Yield(a)          Cost          Value           Yield(a)
----------------------------------------------------------------------------------------------------------------------------------
Due in One Year or Less                    $ 2,661      $ 2,658            6.85%          $  194         $  194            5.74%
Due After One Year Through Five Years        4,613        4,445            7.17            1,073          1,045            6.22
Due After Five Years Through Ten Years       2,371        2,665            6.67            1,450          1,386            6.68
Due After Ten Years(b)                       9,332        8,663            7.28            5,849          5,481            6.96
----------------------------------------------------------------------------------------------------------------------------------
Total Securities                           $18,977      $18,431            7.12%          $8,566         $8,106            6.80%
----------------------------------------------------------------------------------------------------------------------------------



(a) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

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

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE FIVE
LOANS

The composition of the loan portfolio at each of the dates indicated was as follows:


                                                                      1994                                  1993
                                                      ----------------------------------     ---------------------------------
December 31, (in millions)                            Domestic      Foreign        Total     Domestic      Foreign       Total
------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
Commercial Real Estate                                 $ 5,650      $   482      $ 6,132       $ 7,338     $   601     $ 7,939
Commercial and Industrial                               21,014        7,638       28,652        19,000       6,635      25,635
Financial Institutions                                   3,958        3,628        7,586         4,848       3,963       8,811
Foreign Governments and Official Institutions               --        6,567        6,567            --       7,558       7,558
------------------------------------------------------------------------------------------------------------------------------
  Total Commercial                                      30,622       18,315       48,937        31,186      18,757      49,943
------------------------------------------------------------------------------------------------------------------------------
CONSUMER:
Residential Mortgage                                    13,567          154       13,721        12,255         102      12,357
Credit Card                                              9,261           --        9,261         7,176          --       7,176
Other Consumer                                           7,292           16        7,308         6,367          15       6,382
------------------------------------------------------------------------------------------------------------------------------
  Total Consumer                                        30,120          170       30,290        25,798         117      25,915
------------------------------------------------------------------------------------------------------------------------------
Total Loans                                             60,742       18,485       79,227        56,984      18,874      75,858
Unearned Income                                           (283)        (177)        (460)         (270)       (207)      (477)
------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                          $60,459      $18,308      $78,767       $56,714     $18,667     $75,381
------------------------------------------------------------------------------------------------------------------------------

   Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e., "Brady Bonds") are subject to the provisions of SFAS 115. At December 31, 1994 and 1993, $3,414 million and $3,783 million, respectively, of loans, primarily renegotiated loans, were measured under SFAS 115, including $1,998 million and $1,962 million, respectively, that are classified as held-to-maturity and that are carried at amortized cost. Pre-tax gross unrealized gains and gross unrealized losses related to these held-to-maturity loans totaled $10 million and $848 million, respectively, at December 31, 1994. Pre-tax gross unrealized gains and gross unrealized losses related to these held-to-maturity loans at December 31, 1993 totaled $13 million and $362 million, respectively. Loans measured pursuant to SFAS 115 that were designated as available-for-sale at December 31, 1994 and 1993 are carried at fair value, and amounted to $1,416 million and $1,821 million, respectively. Net unrealized gains or losses on these loans are reported net of taxes in a separate component of stockholders' equity. Pre-tax gross unrealized gains and gross unrealized losses on these loans totaled $150 million and $369 million, respectively, at December 31, 1994, and $86 million and $122 million, respectively, at December 31, 1993. Cash proceeds from the sale of such available-for-sale loans during 1994 were $411 million. Substantially all foreign loans that meet the accounting definition of a security mature in over 10 years.

RENEGOTIATED LOANS

In 1994, in accordance with the Brazilian debt refinancing package, the Corporation exchanged $849 million of Brazilian medium- and long-term loans for $296 million of 20-year capitalization bonds, $223 million of 30-year discount bonds (collateralized by zero-coupon U.S. Treasury obligations), $89 million of debt-conversion bonds, $85 million of new-money bonds and $40 million of local currency-denominated bonds. The capitalization bonds carry an initial interest rate of 4% which will gradually increase to 8% in year seven and thereafter. The discount bonds, new-money bonds, debt-conversion bonds and local currency-denominated bonds carry a floating rate of interest of LIBOR plus 13/16%.

   In accordance with the previously completed Mexican debt restructuring agreement in 1990, the Corporation exchanged its eligible Mexican medium- and long-term loans for 30-year principal-reduction bonds and 30-year interest rate reduction bonds. Principal on the bonds is collateralized by zero-coupon U.S. Treasury obligations. Principal-reduction bonds carry a floating rate of interest of LIBOR plus 13/16%. Interest-rate reduction bonds carry a fixed rate of 6.25%. At December 31, 1994, the Corporation held principal-reduction bonds of $480 million (all of which were designated as available-for-sale) and interest rate-reduction bonds of $1,347 million (of which $214 million is designated as available-for-sale). The market value of the interest-rate reduction bonds designated as held-to-maturity at December 31, 1994 was $611 million.

   In accordance with the previously completed Republic of Venezuela Financing Plan, the Corporation exchanged its eligible Venezuelan medium- and long-term loans for an equal amount of 30-year interest rate-reduction bonds which have been collat-eralized by zero-coupon U.S. Treasury obligations and carry a fixed interest rate of 6.75%. Also, under this plan, the Corporation purchased new money bonds and converted certain existing Venezuelan outstandings into debt conversion bonds. The debt conversion bonds had an original 17-year maturity and bear interest at a rate of LIBOR plus 7/8%. The new money bonds had an original 15-year maturity and bear interest rates ranging from LIBOR plus 7/8% to LIBOR plus 1%. At December 31, 1994, the Corporation held interest-rate reduction bonds of $287 million (of which $4 million is designated as available-for-sale), debt conversion bonds of $130 million (all of which were designated as available-for-sale) and $163 million of new money bonds (all of which were designated as held-to-maturity). The market value of the interest-rate reduction bonds and the new-money bonds designated as held-to-maturity at December 31, 1994 were $129 million and $74 million, respectively.

   Aside from renegotiated loans to Brazil, Mexico, and Venezuela, the Corporation's remaining renegotiated loans at December 31, 1994 and 1993 were not significant.



--------------------------------------------------------------------------------
NOTE SIX
ALLOWANCE FOR CREDIT LOSSES

The table below summarizes the changes in the allowance for credit losses during 1994, 1993 and 1992.


Year Ended December 31, (in millions)                                            1994               1993                 1992
------------------------------------------------------------------------------------------------------------------------------
Total Allowance at January 1                                                   $3,020              $3,025               $3,275
  Provision for Losses                                                            550               1,259(a)             1,365
  Gross Charge-Offs                                                            (1,266)             (1,624)(a)           (1,756)
  Recoveries                                                                      319                 343                  147
------------------------------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                                                (947)             (1,281)              (1,609)
  Charge for Assets Transferred to Held for Accelerated Disposition              (148)                 --                   --
  Allowance Related to Purchased Assets of the First City Banks                    --                  19                   --
  Other                                                                             5                  (2)                  (6)
------------------------------------------------------------------------------------------------------------------------------
Total Allowance at December 31                                                 $2,480              $3,020               $3,025
------------------------------------------------------------------------------------------------------------------------------


(a) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgages.

   Completion of the Brazilian refinancing package during 1994 essentially brought to a close the broad rescheduling programs begun in the mid-1980s. Accordingly, during the second quarter of 1994, the Corporation combined its then remaining LDC allowance with its general allowance for credit losses.

--------------------------------------------------------------------------------
NOTE SEVEN
NONPERFORMING ASSETS

The Corporation's nonperforming assets and assets held for accelerated disposition were as follows:

NONPERFORMING ASSETS


December 31, (in millions)                    1994       1993
-------------------------------------------------------------
Total Domestic Nonperforming Loans          $  618     $1,698
Total Foreign Nonperforming Loans              311        893
-------------------------------------------------------------
Total Nonperforming Loans                      929      2,591
Assets Acquired as Loan Satisfactions
  (primarily Real Estate)                      210        934
-------------------------------------------------------------
Total Nonperforming Assets                  $1,139     $3,525
-------------------------------------------------------------


ASSETS HELD FOR ACCELERATED DISPOSITION


December 31, (in millions)                    1994        1993
--------------------------------------------------------------
Loans                                         $336(a)      $--
Real Estate Owned                              190          --
--------------------------------------------------------------
Total Assets Held for Accelerated Disposition $526         $--
--------------------------------------------------------------

(a) Includes $87 million of loans that are performing.

   Certain assets ("shared loss assets") acquired from certain First City Banks (in February, 1993) are subject to the loss-sharing provisions of the Purchase and Assumption Agreements between the FDIC and Texas Commerce relating to the First City Banks based in Houston and Dallas/Fort Worth. These agreements provide that, for a period of five years following the acquisition, the FDIC will absorb 80% of future losses arising from such shared-loss assets up to $61 million from the Houston bank and $21 million from the Dallas/Ft. Worth bank and 95% of losses in excess of such respective amounts. Shared-loss assets are certain specified commercial and real estate loans acquired by Texas Commerce at those two banks. At December 31, 1994, nonperforming shared-loss assets from the two banks aggregated $54 million. Such assets are not included in the amount of nonperforming assets in the preceding table.

   The following table presents the amount of interest income recorded by the Corporation on its nonaccrual and renegotiated loans and the amount of interest income on the carrying value of such loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates).

IMPACT OF NONPERFORMING LOANS ON INTEREST INCOME


Year Ended December 31, (in millions)      1994         1993     1992
---------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate        $80         $180     $254
Interest That Was Recognized in Income      (28)         (38)     (28)
---------------------------------------------------------------------
Negative Impact-Domestic                     52          142      226
---------------------------------------------------------------------
Foreign:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate         22           54      161
Interest That Was Recognized in Income       (9)         (85)     (94)
---------------------------------------------------------------------
Negative (Positive) Impact-Foreign           13          (31)      67
---------------------------------------------------------------------
Total Negative Impact on Interest Income    $65         $111     $293
---------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE EIGHT
SHORT-TERM AND OTHER BORROWED FUNDS


(in millions)                             1994              1993          1992
--------------------------------------------------------------------------------
Federal funds purchased and securities
sold under repurchase agreements:
Balance at year end                      $23,098           $12,857       $15,051
Average daily balance during the year     19,154            15,461        15,658
Maximum month-end balance                 23,241            16,071        17,594
Weighted-average rate at December 31        5.46%             2.85%         3.23%
Weighted-average rate during the year       4.41%             3.05%         3.98%
--------------------------------------------------------------------------------
Other Borrowed Funds-Commercial paper:
Balance at year end                      $ 4,075           $ 2,423       $ 2,377
Average daily balance during the year      2,760             2,438         2,190
Maximum month-end balance                  4,075             2,764         2,377
Weighted-average rate at December 31        5.18%             2.81%         3.51%
Weighted-average rate during the year       4.29%             3.42%         3.92%
--------------------------------------------------------------------------------
Other Borrowed Funds-Other borrowings:
Balance at year end                      $ 7,768           $ 9,485       $ 5,643
Average daily balance during the year      8,775             6,663         6,376
Maximum month-end balance                 11,735            11,501        12,188
Weighted-average rate at December 31        6.35%             8.31%         8.10%
Weighted-average rate during the year       6.12%             6.56%         8.17%
--------------------------------------------------------------------------------

   Federal funds purchased and securities sold under repurchase agreements are generally issued on an overnight or demand basis. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes, securities sold not yet purchased, and various other borrowings in domestic and foreign offices that generally have maturities of less than one year.

   At December 31, 1994, the Corporation had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $750 million.


--------------------------------------------------------------------------------
NOTE NINE
FEES FOR OTHER BANKING SERVICES AND OTHER REVENUE

Details of fees for other banking services were as follows:


Year Ended December 31, (in millions)     1994    1993     1992
---------------------------------------------------------------
Credit Card Services Revenue            $  315  $  238    $ 210
Fees in Lieu of Compensating Balances      203     209      212
Commissions on Letters of Credit
  and Acceptances                          151     155      162
Loan Commitment Fees                        86      90       81
Mortgage Servicing Fees                     79      63       57
Other                                      314     312      318
---------------------------------------------------------------
Total Fees for Other Banking Services   $1,148  $1,067   $1,040
---------------------------------------------------------------

Other Revenue: Details of other revenue were as follows:


Year Ended December 31, (in millions)         1994    1993     1992
-------------------------------------------------------------------
Other Revenue:
  Revenue from Equity-Related Investments     $362    $278     $ 97
  Net Gains on Emerging Markets-Related
    Interest Bond Sales                        127     306       --
  All Other Revenue                            123     126       93
-------------------------------------------------------------------
Total Other Revenue                           $612    $710     $190
-------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE TEN
LONG-TERM DEBT

                                                                                    1994                                 1993
                                                             --------------------------------------------------          -----
                                                              Under            Due           Due
By remaining maturity at December 31, (in millions)          1 year      1-5 years    6-15 years          Total          Total
------------------------------------------------------------------------------------------------------------------------------
Chemical Banking Corporation:
Parent Company:
Senior Debt:
  Fixed Rate                                                 $   66         $  568        $   13         $  647         $  888
  Variable Rate                                                 828          1,581           154          2,563          2,581
Subordinated Debt:
  Fixed Rate                                                     --            550         1,345          1,895          1,546
  Variable Rate                                                  --            142           100            242            413
------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                    894          2,841         1,612          5,347          5,428
------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
Senior Debt:
  Fixed Rate                                                     94             47           250            391            242
  Variable Rate                                                 250            460            --            710            889
Subordinated Debt:
  Fixed Rate                                                     --             --           947            947            947
  Variable Rate                                                  --            196           400            596            686
------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                    344            703         1,597          2,644          2,764
------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                         $1,238         $3,544        $3,209         $7,991         $8,192
------------------------------------------------------------------------------------------------------------------------------

   The accompanying table is a summary of long-term debt (net of unamortized original issue debt discount, where applicable) displayed by remaining maturity at December 31, 1994. The distribution by remaining maturity is based on contractual maturity or the earliest date on which the debt is redeemable at the option of the holder.

   Fixed-rate debt outstanding at December 31, 1994 matures at various dates through 2009 at interest rates ranging from 4.68% to 11.83%. The consolidated weighted-average interest rates on fixed-rate debt at December 31, 1994 and 1993 were 7.82% and 8.03%, respectively. Variable-rate debt outstanding, with interest rates ranging from 3.13% to 6.88% at December 31, 1994, matures at various dates through 2004. The consolidated weighted-average interest rates on variable-rate debt at December 31, 1994 and 1993 were 5.64% and 3.94%, respectively.

   Included in long-term debt are equity commitment notes and equity contract notes totalling $693 million and $923 million at December 31, 1994 and 1993, respectively.

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

   At December 31, 1994, the Corporation had designated proceeds from the sale of Capital Securities in an amount sufficient to satisfy fully the dedication requirements of its equity commitment and equity contract notes.

   The Corporation has guaranteed several long-term debt issues of its subsidiaries. Such guaranteed debt totaled $435 million and $300 million at December 31, 1994 and 1993, respectively.

   At December 31, 1994, long-term debt aggregating $350 million was redeemable at the option of the Corporation, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

   The Corporation's aggregate amounts of maturities and sinking fund requirements for the five years subsequent to December 31, 1994 are $1,238 million in 1995, $1,458 million in 1996, $731 million in 1997, $657 million in 1998, and $698 million in 1999.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE ELEVEN
PREFERRED STOCK

At December 31, 1994, the Corporation was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share.

   During 1994, the Corporation issued 2 million shares of Adjustable Rate Cumulative Preferred Stock, Series L (Series L Preferred), with a stated value of $100 per share. Dividends are cumulative and are payable quarterly commencing June 30, 1994. The quarterly dividend rate will be equal to 84% of the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Thirty Year Constant Maturity Rate (as each of such terms are defined in the Certificate of Designations relating to the Series L Preferred Stock), but not less than 4.50% per annum or more than 10.50% per annum.

   Also during 1994, the Corporation redeemed all 33.6 million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series C. The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. A portion of the redemption was funded by net proceeds received from the issuance of the Series L Preferred. The effect on earnings per share as a result of the premium related to the redemption was a one-time reduction of $0.05 per common share for 1994.

   At December 31, 1994, four million shares of preferred stock designated as Junior Participating Preferred Stock were reserved for issuance under the Corporation's Shareholders' Rights Plan (see Note Eighteen).

   During 1993, the Corporation redeemed all 3.87 million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series E, at a redemption price of $51.50 per share plus accrued but unpaid dividends; all four million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series F, at a redemption price of $50.00 per share plus accrued but unpaid dividends; and all two million outstanding shares of its 10 3/4% Cumulative Preferred Stock, at a redemption price of $105.375 per share plus accrued but unpaid dividends. Two issues of preferred stock totaling $400 million were issued during 1993.

   The following is a summary of the Corporation's preferred stocks outstanding at December 31, 1994:


                                   Shares
December 31, 1994             Outstanding                                               Terms
-----------------------------------------------------------------------------------------------------------------------------------
10.96% Cumulative               4,000,000   Shares may be redeemed (at the option of the Corporation) from June 30, 2000 at $25.00
  (Stated Value $25.00)                     per share.


10% Convertible                 3,999,900   Shares may be redeemed (at the option of the Corporation) from May 1, 1995 at
  (Stated Value $50.00)                     $53.00 per share, and at decreasing prices thereafter declining to $50.00 per share on
                                            May 1, 2001 and thereafter. The shares are convertible at any time at the option of the holder into shares of common stock at a conversion price equal to $26.20, subject to adjustment as set forth in the terms of the preferred stock.

8-3/8% Cumulative              14,000,000   Shares may be redeemed (at the option of the Corporation) from June 1, 1997 at $25.00
  (Stated Value $25.00)                     per share.

7.92% Cumulative                2,000,000   Shares may be redeemed (at the option of the Corporation) from October 1, 1997
  (Stated Value $100.00)                    at $100.00 per share. Such shares are represented by 8,000,000 depositary shares, each representing .25 of a share.

7.58% Cumulative                2,000,000   Shares may be redeemed (at the option of the Corporation) from April 1, 1998 at $100.00
  (Stated Value $100.00)                    per share. Such shares are represented by 8,000,000 depositary shares, each representing
                                            .25 of a share.

7.50% Cumulative                2,000,000   Shares may be redeemed (at the option of the Corporation) from June 1, 1998 at $100.00
  (Stated Value $100.00)                    per share. Such shares are represented by 8,000,000 depositary shares, each representing
                                            .25 of a share.

Adjustable Rate Cumulative,     2,000,000   Shares may be redeemed (at the option of the Corporation) from June 30, 1999 at
Series L                                    $100.00 per share. The dividend rate was 6.43% at December 31, 1994.
  (Stated Value $100.00)
-----------------------------------------------------------------------------------------------------------------------------------

   All the preferred stocks outstanding have preference over the Corporation's common stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Corporation.

--------------------------------------------------------------------------------
NOTE TWELVE
COMMON STOCK

At December 31, 1994, the Corporation was authorized to issue 400 million shares of common stock, $1 par value per share. At December 31, 1994, 1993, and 1992, the number of shares of common stock issued and outstanding were as follows:


December 31,                1994              1993             1992
----------------------------------------------------------------------
Issued                  254,009,187       253,397,864      247,323,972
Held in Treasury         (9,497,533)         (515,782)        (515,782)
----------------------------------------------------------------------
Outstanding             244,511,654       252,882,082      246,808,190
----------------------------------------------------------------------


   In September 1994, the Corporation completed the repurchase of 10 million shares of its common stock. In December 1994, as part of a two-year program to improve earnings per share and return on equity (the Actions to Improve Earnings Per

Share), the Corporation announced that it intends to repurchase up to 6 million additional shares of its common stock over the twelve-month period following that announcement.

   As of December 31, 1994, approximately 16,965,476 shares of common stock were reserved for issuance under various employee incentive and stock purchase plans and under the Corporation's Dividend Reinvestment Plan. In addition, as of such date, the Corporation had reserved 7,699,809 shares of common stock for issuance upon the conversion of its 10% Convertible Preferred Stock.

   Under the Corporation's Dividend Reinvestment Plan, stockholders may reinvest all or part of their quarterly dividends in shares of common stock.

   Common stock issued, or distributed from treasury, during 1994, 1993 and 1992 was as follows:


Year Ended December 31,                  1994        1993       1992
-----------------------------------------------------------------------
Employee Benefit and
  and Compensation Plans              1,210,011   1,733,973   1,891,851
Dividend Reinvestment
  and Stock Purchase Plans              456,767     539,919   1,108,523
Public Offerings                             --   3,800,000  57,500,000
Mandatory Stock
  Purchase Contracts                         --          --   2,842,299
Class B Common
  Stock Conversion                           --          --   1,014,064
-----------------------------------------------------------------------
Total Shares Issued, or Distributed
  from Treasury(a)                    1,666,778   6,073,892  64,356,737
-----------------------------------------------------------------------

(a) During 1994, 1,055,455 of these shares were distributed from treasury. No shares were distributed from treasury in 1993 and 1992.

--------------------------------------------------------------------------------

NOTE THIRTEEN
POSTRETIREMENT BENEFITS

Pension Plans: The Corporation has a noncontributory pension plan that covers substantially all domestic employees and provides for defined benefits pursuant to a cash balance feature and a final-average-pay feature (the "noncontributory pension plan"). Contributions will be made to the noncontributory pension plan within the range of levels permitted under applicable law. This plan was amended January 1, 1993. Prior to that date, employees of the Corporation and the former Manufacturers Hanover Corporation ("MHC") had separate noncontributory pension plans that provided a defined benefit to substantially all domestic employees who satisfied minimum age and length-of-service requirements.

   During 1992, a new defined contribution plan was adopted for United Kingdom employees, which replaced a defined benefit plan. The Corporation has other defined benefit plans in foreign jurisdictions covering the employees of certain foreign operations. Contributions are made to foreign plans in accordance with local plan and legal requirements.

   The accompanying tables present the aggregate funded status and the net asset amounts included in other assets and the components of expense included in employee benefits expense for those defined benefit plans in effect at the respective dates that had assets in excess of benefit obligations.



FUNDED STATUS OF PENSION PLANS

December 31, (in millions)                               1994      1993
------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligation:
  Accumulated Benefit Obligation
    Vested Benefits                                    $ (817)   $  (753)
    Nonvested Benefits                                    (44)       (73)
  Additional Benefits Based on Future Salary Levels      (135)      (185)
------------------------------------------------------------------------
Projected Benefit Obligation for Service
  Rendered to Date                                       (996)    (1,011)
Plan Assets at Fair Value, primarily Listed Stocks,
  U.S. Bonds and Commingled Funds                       1,296      1,373
------------------------------------------------------------------------
Plan Assets in Excess of Projected Benefit Obligation     300        362
Unrecognized Net Loss                                     161        146
Unrecognized Net Asset                                    (60)       (72)
Unrecognized Prior Service (Benefit) Cost                 (31)       (27)
------------------------------------------------------------------------
Prepaid Pension Cost                                   $  370    $   409
------------------------------------------------------------------------
Annualized Actuarial Assumptions:
  Discount Rate                                          8.75%      7.50%
  Assumed Rate of Long-Term Return on Plan Assets        8.50       9.50
  Rate of Increase in Future Compensation                5.00       5.00
------------------------------------------------------------------------

   In 1994, pension expense increased from the prior years primarily as a result of the change in assumptions for 1994. Expense in 1995 is expected to be relatively unchanged.

   Due to changes in the benefits design in connection with the aforementioned January 1, 1993 amendment to the plan, pension expense was higher in 1993 than in 1992. The unrecognized net loss at December 31, 1993 resulted primarily from changes in certain of the actuarial assumptions.

Notes to Consolidated Financial Statements


COMPONENTS OF NET PENSION EXPENSE

Year Ended December 31, (in millions)           1994     1993     1992
----------------------------------------------------------------------
Cost of Benefits Earned                        $  96    $  87    $  60
Interest Cost on Projected Benefit Obligation     72       69       70
Actual (Gain) Loss on Plan Assets                 15     (157)    (151)
Net Amortization and Deferral                   (145)      24       24
----------------------------------------------------------------------
Net Periodic Pension Expense                   $  38    $  23    $   3(a)
----------------------------------------------------------------------
Annualized Actuarial Assumptions:
  Discount Rate                                 7.50%    8.75%    8.75%
  Assumed Rate of Long-Term Return on
    Plan Assets                                 8.50     9.50     9.50
  Rate of Increase in Future Compensation       5.00     6.00     6.00
----------------------------------------------------------------------

(a) Excludes the following nonrecurring items: a one-time charge of $37 million for special window termination benefits, and a net curtailment and settlement loss of $4 million - both incurred in combining and restructuring the Corporation's employee benefit plans; and $9 million of dividend income.

   The Corporation has elected not to prefund fully several defined benefit plans based on plan and legal requirements. At December 31, 1994 and 1993, the Corporation's accrued liability included in accrued expenses related to those plans totaled $46 million and $43 million, respectively. The employee benefits expense related to these plans was $11 million in 1994 and $8 million in each of 1993 and 1992.

   The Corporation has several defined contribution plans. The most significant is the Savings Incentive Plan ("SIP") offered to domestic employees. Subject to certain limits, the SIP allows employees to make tax-deferred investments and earn matching contributions from the Corporation. In addition, the Corporation maintains the aforementioned defined contribution retirement plan for United Kingdom employees. Employee benefits expense related to defined contribution plans totaled $51 million in 1994 and $42 million in 1993.

Postretirement Medical and Life Insurance Benefits: The Corporation provides postretirement medical and life insurance benefits to substantially all domestic employees hired prior to April 15, 1992 who meet certain age and length-of-service requirements at retirement. The amount of benefits provided varies with length of service and date of hire. The Corporation has not prefunded these benefits.

Effective January 1, 1993, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") for benefits provided to domestic employees. SFAS 106 requires recognition, during the years of the employees' active service, of the employer's expected cost and obligation of providing postretirement benefits other than pensions to employees and eligible dependents. The Corporation elected to expense the entire
unrecognized accumulated obligation as of the   date of adoption of SFAS 106 via
a one-time pre-tax charge of $415 million.

   The accompanying tables present the components of the liability included in accrued expenses, and the periodic expense included in employee benefits expense related to providing postretirement medical and life insurance benefits. The discount rates and rates of increase in future compensation used to determine the actuarial values for this plan generally are consistent with those used for the noncontributory pension plan. For 1994, the assumed medical benefits cost trend rate used to measure the expected cost of benefits covered by the plan was 12% for 1995, declining by 1% per year to a floor of 6%. The effect of a 1% increase in the assumed medical benefits cost trend rate would be to increase the December 31, 1994 accumulated obligation and related periodic expense each by approximately 8%.

COMPONENTS OF POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY


December 31, (in millions)                    1994            1993
-------------------------------------------------------------------
Accumulated Benefit Obligation:
  Retirees                                    $391             $419
  Active Employees                              57               62
-------------------------------------------------------------------
Accumulated Benefit Obligation                 448              481
Unrecognized Net Loss                          (24)             (68)
-------------------------------------------------------------------
Accrued Postretirement Medical and
  Life Insurance Benefits                     $424             $413
-------------------------------------------------------------------

   The decrease in the unrecognized net loss at December 31, 1994 resulted primarily from the change in the discount rate at December 31, 1994.

COMPONENTS OF NET POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE


Year Ended December 31, (in millions)                  1994       1993
----------------------------------------------------------------------
Cost of Benefits Earned                                $ 4        $ 3
Interest Cost on Accumulated Benefit Obligation         36         35
Amortization of Net Loss                                 2         --
---------------------------------------------------------------------
Net Postretirement Medical and Life Insurance Expense  $42        $38
---------------------------------------------------------------------

   In 1992, the Corporation recognized cash-basis postretirement medical and life insurance costs of $22 million.

--------------------------------------------------------------------------------

NOTE FOURTEEN
EMPLOYEE STOCK INCENTIVE PLANS

The Corporation has a long-term stock incentive plan (the "plan") which provides for stock-based awards, including stock options, restricted stock and restricted stock units.

   Stock options are issued at prices at least equal to the market value of the Corporation's common stock on the grant date. Under generally accepted accounting principles, no expense is required to be recognized in conjunction with such options granted or exercised; amounts received upon the exercise of options are recorded as common stock and capital surplus. Options generally expire ten years after the grant date. Options cannot be exercised until one year after the grant date and generally become exercisable over various periods as determined at the time of grant. At December 31, 1994, stock options covering 7,546,369 shares of the Corporation's common stock were exercisable under the plan.

   Restricted shares of common stock and restricted stock units are issued under the plan at no cost to the recipient. Most restricted shares and restricted stock units awarded during 1994 will vest when the Corporation's common stock price reaches and sustains targeted prices for a minimum period of time. In the event that the first target is not attained before January 1, 1999, one half of these awards would vest on that date and the remaining one half would be forfeited.

   Compensation expense relating to most restricted shares and restricted stock units (e.g., for awards where the number of shares to be issued at the end of the restricted period is determined on the grant date) is equal to the market value of the Corporation's common stock on the grant date; for other awards, compensation expense generally is equal to the market value on the date the restrictions lapse (e.g., for awards that are forfeitable in the event that targets are not attained). Compensation expense is recognized over the restricted period. During 1994 and 1993, an aggregate 901,300 and 48,500 restricted shares and restricted stock units, respectively, were issued under the plan.

   At December 31, 1994 and 1993, 197,924 and 223,365 shares, respectively, of the Corporation's common stock were reserved for issuance and available for future awards under the plan.

   In addition to the awards granted under the plan, the Corporation granted 20,025,250 non-qualified stock options to purchase shares of its common stock to all full-time (500 options each) and part-time (250 options each) employees (excluding senior officers). These options were granted at the $40.50 market price of the Corporation's common stock on June 15, 1994 and are exercisable in three installments if the Corporation's common stock price closes at, or above, certain targeted prices for a pre-specified period. If a minimum target price is not reached and maintained for the specified period on or before June 14, 2000, grant recipients may then exercise all of their options beginning on June 15, 2000. Any options not exercised by June 14, 2004 would be forfeited as of that date.

   The following table presents a summary of the aggregate option transactions during 1994 and 1993.


                                                                       1994                                  1993
                                                           Number of                              Number of
Year ended December 31,                                     Options         Option Price          Options         Option Price
------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                            11,440,548      $10.88 - $43.13       8,825,955       $10.88--$42.21
Granted                                                   23,360,587       21.80 -  40.50       4,063,150        38.06-- 43.13
Exercised                                                    457,620       10.88 -  39.06       1,250,019        10.88-- 42.21
Cancelled                                                  1,492,439       10.88 -  43.13         198,538        10.88-- 43.13
------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31                          32,851,076      $10.88 - $43.13      11,440,548       $10.88--$43.13
------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------

NOTE FIFTEEN
RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Corporation with various Federal Reserve Banks was approximately $1 billion during both 1994 and 1993.

Restrictions imposed by Federal law prohibit the Corporation and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to the Corporation or to each of certain other affiliates generally are limited to 10% of the banking subsidiary's capital and surplus; the aggregate amount of all such loans is limited to 20% of the banking subsidiary's capital and surplus. The Corporation was well within these limits throughout the year.

   The principal sources of the Corporation's income (on a parent company-only basis) are dividends and interest from Chemical Bank and the other banking and non-banking subsidiaries of the Corporation. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Under such limitations, dividend payments by such banks are limited to the lesser of (i) the amount of "undivided profits" (as defined) and
(ii) absent regulatory approval, an amount not in excess of "net income" (as defined) for the current year plus "retained net income" (as defined) for the

Notes to Consolidated Financial Statements


preceding two years. Non-bank subsidiaries of the Corporation are not subject to such limitations.

   In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1995, without the approval of their relevant banking regulators, pay dividends of approximately $700 million to their respective bank holding companies, plus an additional amount equal to their net income from January 1, 1995 through the date in 1995 of any such dividend payment.

   In addition to dividend restrictions, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

--------------------------------------------------------------------------------

NOTE SIXTEEN
RESTRUCTURING CHARGES AND OTHER EXPENSE

In December 1994, the Corporation announced a two-year program to improve earnings per share and return on equity and, as a result, recorded a pre-tax restructuring charge of $260 million. The charge is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions are tied to specific expense reduction initiatives such as commercial lending re-engineering, branch network rationalization and the process improvement program at Texas Commerce and will occur within the Global Bank, Regional Bank, Texas Commerce and Corporate sectors. At December 31, 1994, the reserve balance associated with this charge was approximately $247 million.

   During 1994, the Corporation also included in noninterest expense a restructuring charge of $48 million related to the closing of 50 New York branches and a staff reduction of 650. This restructuring charge primarily comprises real estate costs and severance costs associated with the closing of the 50 New York branches. Also included in the restructuring charge are severance costs involved in optimizing the branch staff at existing branches. This rationalization of the branch system is part of an ongoing Corporate-wide program to improve productivity. At December 31, 1994, the reserve balance associated with this restructuring charge was approximately $24 million (of which $23 million related to the pending disposition of certain facilities).

   In 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and MHC on December 31, 1991, and, as a result, included in noninterest expense a charge of $115 million. The charge was related principally to changes in the Corporation's facilities plans since the merger announcement and revised estimates of occupancy-related costs associated with headquarters and branch consolidations. At December 31, 1994, the merger reserve balance was approximately $27 million (all of which related to the pending disposition of facilities).

   The Corporation's Texas Commerce subsidiary incurred a restructuring charge of $43 million in 1993 in connection with the acquisition of assets and assumption of liabilities of the First City Banks from the FDIC. The restructuring charge was utilized for expenses associated with cost-saving actions arising from the acquisition. These actions included the consolidation of operations and the elimination of redundant expenses. At December 31, 1994, the reserve balance associated with this restructuring charge had been substantially utilized and no significant additional costs are expected in the future.

Other Expense: Details of other expense were as follows:



Year Ended December 31, (in millions)   1994   1993     1992
-------------------------------------------------------------
Other Expense:
  Professional Services               $  225  $  193   $  196
  Marketing Expense                      186     187      111
  FDIC Assessments                       160     175      159
  Telecommunications                     134     115      104
  Amortization of Intangibles            115     106       80
  All Other                              741     682      766
-------------------------------------------------------------
Total Other Expense                   $1,561  $1,458   $1,416
-------------------------------------------------------------

-------------------------------------------------------------------------------

NOTE SEVENTEEN
INCOME TAXES

The Corporation adopted SFAS 109 as of January 1, 1993, and, after taking into account the additional tax benefits associated with the adoption of SFAS 106 (see Note Thirteen), the Corporation recognized a favorable cumulative effect on income tax expense of $450 million (or $1.81 per common share). Prior-years' financial statements have not been restated to apply the provisions of SFAS 109.

Prior to 1993, the Corporation followed SFAS 96. The primary difference between SFAS 109 and SFAS 96 is that SFAS 96 precluded the recognition of deferred tax assets the realization of which was dependent on taxable earnings of future years. SFAS

109 requires recognition of such deferred tax assets except where, in management's judgement, the realization of such tax benefits appears unlikely.

   The cumulative effect adjustment upon adoption of SFAS 109 was less than the unrecognized benefits available at December 31, 1992, because of the timing of anticipated future income, tax law limitations on the utilization of tax-attribute carryovers, and the recognition of losses at the two predecessor institutions in recent years.

   A valuation reserve was established as of January 1, 1993, in accordance with the requirements of SFAS 109, for tax benefits available to the Corporation but for which realization was in doubt. The Corporation's valuation reserve for Federal taxes had a balance of $115 million at December 31, 1994, relating to tax benefits which are subject to tax law limitations on realization.

   Additionally, a valuation reserve approximating $148 million at December 31, 1994, was established as of January 1, 1993, against all New York State and City deferred tax assets. The Corporation has recorded deferred New York State and City tax liabilities of approximately $75 million, net of deferred tax assets and related valuation reserve, as of December 31, 1994. Foreign deferred taxes are not material.

   The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993. As a result, the Corporation's earnings beginning in the fourth quarter of 1993 were reported on a fully-taxed basis.

   Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, 1994 and 1993 are reflected in the following table.


December 31, (in millions)                                  1994     1993
--------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for Credit Losses                               $  510   $  784
  Reserves Other Than Credit Losses                           487      396
  Fair Value Adjustments                                      230       --
  Interest and Fee Accrual Differences                        225      225
  Tax Credits and Foreign Losses Not Currently Utilizable     188      166
  Postretirement Benefits                                     144      145
  Other                                                       179      147
--------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                          $1,963   $1,863
--------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing Transactions                                     $  563   $  634
  Pension Benefits                                            134      137
  Depreciation and Amortization                               148      131
  Fair Value Adjustments                                       --      110
  Other                                                       185      161
--------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                     $1,030   $1,173
--------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve               $  115   $  121
--------------------------------------------------------------------------
Net Federal Deferred Tax Asset After Valuation Reserve     $  818   $  569
--------------------------------------------------------------------------

   The components of income tax expense included in the Consolidated Statement of Income were as follows:


Year Ended December 31, (in millions)   1994    1993     1992
-------------------------------------------------------------
Current Income Tax Expense (Benefit):
Federal                                 $489   $ 360     $ 75
Foreign                                  122     201       70
State and Local                          197     203       36
-------------------------------------------------------------
Total Current                            808     764      181
-------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                   68    (229)      --
Foreign                                   28     (17)      (6)
State and Local                           14      21       68
-------------------------------------------------------------
Total Deferred                           110    (225)      62
-------------------------------------------------------------
Total Income Tax Expense                $918   $ 539     $243
-------------------------------------------------------------

   Not reflected in the preceding table are the tax effects of foreign currency translation adjustments related to the hedging of foreign net investments. Additionally, the tax effects of SFAS 115 on unrealized gains and losses, with respect to available-for-sale securities, are recorded directly in stockholders' equity and in 1994 and 1993 amounted to an increase of $472 million and a decrease of $145 million, respectively, in stockholders' equity.

   The tax expense applicable to securities gains and losses for the years 1994, 1993 and 1992 was $27 million, $62 million, and $17 million, respectively.

   A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.


Year Ended December 31, (in millions)                1994    1993     1992
--------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense                   $774    $738     $452
Increase (Decrease) in Tax Expense Resulting From:
(Recognized) Unrecognized Tax Benefits                 --    (331)    (278)
Tax-Exempt Interest and Dividends                     (34)    (34)     (37)
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                          137     145       69
Nondeductible Expense                                  22      24       21
Other--Net                                             19      (3)      16
--------------------------------------------------------------------------
Total Income Tax Expense                             $918    $539     $243
--------------------------------------------------------------------------

   The following table presents the domestic and foreign components of income before income taxes for the past three years.


Year Ended December 31, (in millions)   1994    1993      1992
--------------------------------------------------------------
Domestic                               $1,665  $1,783  $  997
Foreign(a)                                547     325     332
--------------------------------------------------------------
Income Before Income Taxes             $2,212  $2,108  $1,329
--------------------------------------------------------------

(a) For purposes of this disclosure, foreign income is defined as income generated from operations located outside the United States.

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

NOTE EIGHTEEN
SHAREHOLDERS' RIGHTS PLAN

The Corporation has in place a Shareholders' Rights Plan. The Shareholders' Rights Plan contains provisions intended to protect stockholders in the event of unsolicited offers or attempts to acquire the Corporation, including offers that do not treat all stockholders equally, acquisitions in the open market of shares constituting control without offering fair value to all stockholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent stockholders' interests fully. The Shareholders' Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase a unit consisting of one one-hundredth of a share of Junior Participating Preferred Stock for an exercise price of $150 per unit, subject to adjustment.

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


----------------------------------------------------------------------------

NOTE NINETEEN
DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management. These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of the credit and market risks involved with derivative and foreign exchange financial instruments, reference is made to the first three paragraphs of the Derivative and Foreign Exchange Financial Instruments section of the Management's Discussion and Analysis ("MD&A") on page 31, the Credit Risk Management section of the MD&A on pages 31-32, and the first four paragraphs of the Market Risk Management section of the MD&A on page 33.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The financial instruments used for the Corporation's trading activities are disclosed in Note Three.

   The credit risk associated with the Corporation's trading activities is disclosed on the balance sheet as a result of the Corporation's adoption of FASI
39. The effects of any market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. See Note One for a discussion of FASI 39 and Note Three for the categories of these trading instruments.

Derivative and Foreign Exchange Instruments Used for Purposes Other than Trading:The Corporation's principal objective in using off-balance sheet instruments for purposes other than trading is for its asset/liability management. For a further discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for asset/liability management activities, reference is made to the first three paragraphs of the Asset/Liability Management discussion in the MD&A on page 34.

   The majority of the Corporation's derivatives used for asset/liability management are transacted through its trading units.

   For the disclosure of the fair value associated with the Corporation's asset/liability management activities, see Note Twenty Two, Fair Value of Financial Instruments.

   At December 31, 1994, gross deferred gains and gross deferred losses relating to closed financial futures contracts used in asset/liability management activities were $23 million and $9 million, respectively. Deferred gains and losses on closed financial futures contracts are generally amortized over periods ranging from six to nine months depending upon when the contract is closed and the period of time over which the liability is being hedged. The Corporation does not generally terminate its interest rate swaps. As of December 31, 1994, the Corporation did not have any deferred gains or losses related to terminated interest rate swap contracts.

   The Corporation generally does not use derivative financial instruments to hedge anticipated transactions. Accordingly, at December 31, 1994, deferred gains and losses associated with such transactions were insignificant.

   The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of master netting agreements) for the dates indicated below. The table should be read in conjunction with the preceding narrative as well as the descriptions of these products and their risks immediately following.


                                                                              Notional Amounts               Credit Exposure

December 31, (in billions)                                                  1994           1993           1994             1993
--------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Futures and Forward Rate Agreements
  Trading                                                               $  938.1         $ 780.4         $ 0.8
  Asset and Liability Management                                            32.8            14.0            --
Interest Rate Swaps
  Trading                                                                1,107.9           630.5           6.9
  Asset and Liability Management                                            50.7            37.4           0.2
Purchased Options
  Trading                                                                   60.5            87.5           0.2
  Asset and Liability Management                                            13.7            26.3            --
Written Options
  Trading                                                                   69.5           146.0            --
  Asset and Liability Management                                             3.3            19.3            --
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                                           $2,276.5        $1,741.4         $ 8.1            $ 8.6
-------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                                               $  794.0         $ 657.0         $ 7.3
  Asset and Liability Management                                            12.3            11.0            --
Other Foreign Exchange Contracts(a)
  Trading                                                                   94.5            63.8           2.2
  Asset and Liability Management                                             0.3             0.4            --
-------------------------------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                                        $  901.1         $ 732.2         $ 9.5            $ 8.1
-------------------------------------------------------------------------------------------------------------------------------
STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Trading                                                               $    4.5         $   5.7         $ 0.3
-------------------------------------------------------------------------------------------------------------------------------
Total Stock Index Options and Commodity Contracts                       $    4.5         $   5.7         $ 0.3            $ 0.2
-------------------------------------------------------------------------------------------------------------------------------
Total Credit Exposure                                                                                    $17.9            $16.9
-------------------------------------------------------------------------------------------------------------------------------
Less: Amounts Recorded as Assets on the Balance Sheet                                                    $17.9            $ 3.3
-------------------------------------------------------------------------------------------------------------------------------
Credit Exposure Not Recorded on the Balance Sheet                                                        $  --            $13.6
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes purchased options, written options and cross-currency interest rate swaps of $34.2 billion, $38.4 billion and $22.2 billion, respectively, at December 31, 1994, compared with $21.9 billion, $23.7 billion and $18.6 billion, respectively, at December 31, 1993.

Classes of Derivative and Foreign Exchange Instruments: The following classes of derivative and foreign exchange instruments refer to instruments that are used by the Corporation for purposes of both trading and asset/liability management.

   Interest rate futures and forwards are contracts for the delayed delivery of securities or money market instruments in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent in futures and forwards is the risk that the exchange party may default. Futures contracts settle in cash daily and, therefore, there is minimal credit risk to the Corporation. The credit risk inherent in forwards arises from the potential inability of counterparties to meet the terms of their contracts. Both futures and forwards are also subject to the risk of movements in interest rates or the value of the underlying securities or instruments.

   Forward rate agreements are contracts to exchange payments on a certain future date, based on a market change in interest rates from trade date to contract maturity date. The maturity of these agreements is typically less than two years.

   Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. Cross-currency interest rate swaps are contracts that involve the exchange of both interest and principal amounts in two different currencies. The risks inherent in interest rate and cross-currency swap contracts are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the underlying interest rates.

Notes to Consolidated Financial Statements


   Interest rate options, which include caps and floors, are contracts which transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate caps, floors, and other options, the Corporation receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, the Corporation pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future. Foreign currency options are similar to interest rate option contracts, except that they are based on currencies instead of interest rates.

   Foreign exchange contracts are contracts for the future receipt or delivery of foreign currency at previously agreed-upon terms. The risks inherent in these contracts are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the underlying currencies.

   Stock index option contracts are contracts to pay or receive cash flows from counterparties based upon the increase or decrease in the underlying index. Commodity contracts include swaps, caps and floors and are similar to interest rate contracts, except that they are based on commodity indices instead of interest rates.

   To reduce its exposure to market risk related to the above-mentioned classes of derivative and foreign exchange instruments, the Corporation may enter into offsetting positions.

   To reduce credit risk, management may deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, investment securities, accounts receivable, inventory, property, plant and equipment, and real estate.

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

   All the Corporation's interest rate swaps and forwards are OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of December 31, 1994, approximately 19% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1993, approximately 53% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity that is exchange-traded versus OTC-traded will vary depending upon conditions in the market place.

   In addition to the financial instruments presented in the preceding notional table, the Corporation also enters into transactions involving "when-issued securities" primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, they are not recorded on the balance sheet until issued. At December 31, 1994 and 1993, commitments to purchase when-issued securities were $6,289 million and $2,194 million, respectively, and commitments to sell when-issued securities were $6,658 million and $1,790 million, respectively.

-------------------------------------------------------------------------------

NOTE TWENTY
OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

In addition to using derivative and foreign exchange financial instruments, the Corporation also utilizes lending-related financial instruments in order to meet the financing needs of its customers. The Corporation issues commitments to extend credit, standby and other letters of credit and guarantees, and also provides securities-lending services. For these instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts is not representative of the Corporation's actual future credit exposure or liquidity requirements for such commitments.

   The following table summarizes the Corporation's maximum credit risk, which is represented by contract amounts relating to these financial instruments at December 31, 1994 and 1993.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS


December 31, (in millions)                          1994        1993
---------------------------------------------------------------------
Commitments to Extend Credit                      $49,266(a)  $47,540(a)
Standby Letters of Credit and Guarantees (Net of
   Risk Participations of $5,218 and $1,285)       12,451      11,224
Other Letters of Credit                             2,860       2,325
Customers' Securities Lent                         18,979      14,530
---------------------------------------------------------------------

(a) Excludes credit card commitments of $19 billion and $18 billion at December 31, 1994 and 1993, respectively.

   Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.

   Standby letters of credit and guarantees are conditional commitments issued by the Corporation generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing, construction and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. The Corporation holds collateral to support those standby letters of credit and guarantees written for which collateral is deemed necessary. At December 31, 1994, all of the Corporation's standby letters of credit and guarantees written expire in less than five years.

   Customers' securities lent are customers' securities held by the Corporation which are lent to third parties. The Corporation obtains collateral, with a market value exceeding 100% of the contract amount, for all such customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

-----------------------------------------------------------------------------
NOTE TWENTY-ONE
CONCENTRATIONS OF CREDIT RISK

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

   The accompanying table presents the Corporation's significant concentrations of credit risk for all financial instruments, including both on-balance sheet as well as off-balance sheet instruments (which include derivative and foreign exchange financial instruments as well as lending-related financial instruments). The Corporation has procedures to monitor counterparty credit risk and to obtain collateral when deemed necessary. Accordingly, management believes that the total credit exposure shown below is not representative of the potential risk of loss inherent in the portfolio.


                                                      1994                                               1993
                                                  Distributions                                      Distributions
                               Total Credit   % of     On-Balance  Off-Balance     Total Credit  % of     On-Balance   Off-Balance
December 31, (in billions)       Exposure     Total       Sheet        Sheet         Exposure    Total       Sheet        Sheet
----------------------------------------------------------------------------------------------------------------------------------
Consumer                             $ 52       20%       $ 31          $21             $45       18%        $ 26         $ 19
Real Estate                            10        4           8            2              12        5           10            2
Financial Institutions                 57       21          43           14              61       24           26           35
U.S. Government and Agencies           25        9          25           --              24        9           24           --
Foreign Governments and
  Official Institutions                15        6          13            2              15        6           13            2
Brokers and Dealers                    36       14          13           23              30       12           11           19
All Other                              70       26          33           37              67       26           32           35
------------------------------------------------------------------------------------------------------------------------------
Total                                $265      100%       $166          $99            $254      100%        $142         $112
------------------------------------------------------------------------------------------------------------------------------

   Geographic concentrations are a factor most directly affecting the credit risk of the real estate and emerging markets segments of the Corporation's loan portfolio. The Corporation's real estate portfolio is primarily concentrated in the New York Metropolitan area and in Texas. Its emerging markets portfolio is largely concentrated in Latin America, principally Mexico, Venezuela and Brazil.

--------------------------------------------------------------------------------

NOTE TWENTY-TWO
FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Corporation disclose fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

Notes to Consolidated Financial Statements


   Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Corporation; for example, the values associated with the various ongoing businesses which the Corporation operates are excluded. The Corporation has estimated the values related to the long-term relationships with its customers through its deposit base and its credit card accounts, commonly referred to as core deposit intangibles and credit card relationships, respectively, as well as the value of its portfolio of mortgage servicing rights and its owned and leased premises. In the aggregate, these items add significant value to the Corporation but their fair value is not disclosed in this Note.

   The following summary presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments required to be valued pursuant to SFAS 107.

FINANCIAL ASSETS

Assets for Which Fair Value Approximates Book Value: The fair value of certain financial assets carried at cost, including cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables and accrued interest receivable is considered to approximate their respective book values due to their short-term nature and negligible credit losses. In addition, as discussed in Note One, the Corporation valued loans held for accelerated disposition at fair value less estimated costs to sell.

Trading Assets: The Corporation carries trading assets, which includes debt and equity instruments as well as derivative and foreign exchange instruments, at fair value. The fair value of debt and equity instruments is based on current market value. The fair value of trading assets-risk management instruments is based on the net present value of expected cash flows utilizing prevailing market rates. For the fair value of trading assets, see Note Three.

Securities: Securities held-to-maturity are carried at amortized cost. Securities available-for-sale and interest rate contracts used in connection with the available-for-sale portfolio are carried at fair value. The valuation methodologies for securities are discussed in Note Four.

Loans: The fair value of the Corporation's non-LDC commercial loan portfolio was estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes. Generally, emerging market loans were valued based on secondary market prices.

   For consumer installment loans and residential mortgages, for which market rates for comparable loans are readily available, the fair value was estimated by discounting cash flows, adjusted for prepayments. The discount rates used for consumer installment loans were current rates offered by commercial banks and thrifts; for residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, were used. The fair value of credit card receivables was estimated by discounting expected net cash flows. The discount rate used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.

   The estimated fair value of net loans decreased from 104% of carrying value at December 31, 1993 to 101% of carrying value at December 31, 1994 primarily due to the rising interest rate environment in 1994 along with a decrease in the market value of Brady Bonds.

Other: In other assets are equity investments, including venture capital investments, and securities acquired as loan satisfactions. The fair value of these investments was determined on an individual basis. The valuation methodologies included market values of publicly-traded securities, independent appraisals, and cash flow analyses.

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

Trading Liabilities-Risk Management Instruments: In accordance with FASI 39, the Corporation records the gross unrealized losses on derivatives and foreign exchange instruments as trading liabilities-risk management instruments which is included in other liabilities. Such instruments are valued at the net present value of expected cash flows based upon prevailing market rates. For the fair value of trading liabilities, see Note Three.

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

UNUSED COMMITMENTS AND LETTERS OF CREDIT

The Corporation has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material.

   The following table presents the financial assets and liabilities required to be valued for SFAS 107.


                                                                           1994                                  1993

                                                                  Carrying  Estimated Fair            Carrying   Estimated Fair
December 31, (in millions)                                        Value(a)      Value(a)                Value         Value
-------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
  Assets for Which Fair Value Approximates Book Value            $ 31,883       $ 31,883              $ 32,065      $ 32,065
  Trading Assets:
    Debt and Equity Instruments                                    11,093         11,093(b)             11,679        11,679(b)
    Risk Management Instruments                                    17,709         17,709(c)              --   (c)         --(c)
  Securities:
    Held-to-Maturity                                                8,566          8,106                10,108        10,288
    Available-for-Sale                                             18,431         18,431                15,840        15,840
  Loans, Net                                                       76,287         77,169                72,361        74,918
  Derivatives in Lieu of Cash Market Instruments                       97            175                  --  (d)         --(d)
  Other Assets(e)                                                   1,971          2,260                 1,670         2,171
-----------------------------------------------------------------------------------------------------------------------------------
    Total Financial Assets                                       $166,037       $166,826              $143,723      $146,961
-----------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
  Liabilities for Which Fair Value Approximates Book Value       $120,579       $120,579              $113,202      $113,202
  Trading Liabilities-Risk Management Instruments                  15,979         15,979(c)              --   (c)         --(c)
  Domestic Time Deposits                                           15,675         16,369                16,703        17,050
  Long-Term Debt                                                    7,991          7,918                 8,192         8,489
-----------------------------------------------------------------------------------------------------------------------------------
    Total Financial Liabilities                                  $160,224       $160,845              $138,097      $138,741
-----------------------------------------------------------------------------------------------------------------------------------


(a) The carrying value and estimated fair value for 1994 include the carrying value and fair value of derivatives used for asset/liability management activities. See the following table for the specific assets and liabilities to which the derivatives relate.

(b) The average fair value of debt and equity instruments held for trading purposes was $11,347 million during 1994 and $8,039 million during 1993. For a further breakout of the fair value of Trading Assets-Debt and Equity Instruments, see Note Three.

(c) The average fair value of Trading Assets-Risk Management Instruments and Trading Liabilities-Risk Management Instruments in 1994 was $17,779 million and $16,143 million, respectively. For 1993, the carrying value and the fair value amounts for Trading Assets-Risk Management Instruments and Trading Liabilities-Risk Management Instruments were reported net in Other Assets. For a further breakout of the fair value of Trading Assets and Liabilities-Risk Management Instruments, see Note Three.

(d) In 1993, the carrying value of derivatives used for asset/liability management was included in Other Assets and in Assets and Liabilities for Which Fair Value Approximates Book Value. The estimated fair value for 1993 excluded the estimated fair value of derivatives used for asset/liability management, except for those derivatives linked to available-for-sale securities, mortgages held for sale and long-term debt. The carrying value and estimated fair value of the derivatives included in Other Assets and in Assets and Liabilities for Which Fair Value Approximates Book Value at December 31, 1993 was $300 million and $725 million, respectively

(e) The carrying value and estimated fair value of equity-related investments at December 31, 1994 were $1,899 million and $2,172 million, respectively. At December 31, 1993, the carrying value and estimated fair value of equity-related investments were $1,655 million and $2,140 million, respectively.

DERIVATIVES USED FOR ASSET/LIABILITY MANAGEMENT

The following table presents the carrying value and estimated fair values at December 31, 1994 of derivatives contracts (which are primarily interest rate swaps) used for asset/liability management activities that are included in the above table.

                                                        Carrying                Gross               Gross           Estimated Fair
December 31, 1994 (in millions)                            Value(a)       Unrecognized Gains   Unrecognized Losses      Value
----------------------------------------------------------------------------------------------------------------------------------
Securities - Available-for-Sale                          $   542             $     --             $    --            $   542
Loans                                                        123                  145               (175)                 93
Derivatives in Lieu of Cash Market Instruments                97                  194               (116)                175
Liabilities for Which Fair Value Approximates Book Value       4                   --                (18)                (14)
Domestic Time Deposits                                        20                    5               (716)               (691)
Long-Term Debt                                                26                    1               (104)                (77)
---------------------------------------------------------------------------------------------------------------------------

(a) The carrying value of derivatives used for asset/liability management is recorded as receivables and payables and are primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------

NOTE TWENTY-THREE
COMMITMENTS AND CONTINGENCIES

At December 31, 1994, the Corporation and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on the Corporation affecting its ability to pay dividends, engage in debt or equity financing transactions, or to enter into further lease agreements. Future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 were as follows:

Year Ended December 31, (in millions)
-------------------------------------------------------------
1995                                                   $  241
1996                                                      212
1997                                                      196
1998                                                      180
1999                                                      168
After                                                     812
-------------------------------------------------------------
Total Minimum Payments Required                        $1,809
-------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases   $ (162)
-------------------------------------------------------------
Net Minimum Payment Required                           $1,647
-------------------------------------------------------------

   Total rental expense in 1994, 1993 and 1992 was as follows:


Year Ended December 31, (in millions)   1994    1993     1992
-------------------------------------------------------------
Gross Rentals                           $363    $384     $372
Sublease Rentals                         (56)    (60)     (55)
-------------------------------------------------------------
Total                                   $307    $324     $317
-------------------------------------------------------------

   At December 31, 1994 and 1993, assets amounting to $28 billion and $18 billion, respectively, were pledged to secure public deposits and for other purposes. The significant components of the $28 billion of assets pledged at December 31, 1994 to secure public deposits and for other purposes were as follows: $9 billion were securities, $9 billion were loans, and the remaining $10 billion were primarily trading account assets. These amounts compare with $4 billion of securities, $8 billion of loans, and $6 billion of trading account assets pledged at December 31, 1993.

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

--------------------------------------------------------------------------------
NOTE TWENTY-FOUR
INTERNATIONAL OPERATIONS

The accompanying table presents total assets and income statement information for 1994, 1993 and 1992 relating to international and domestic operations of the Corporation by major geographic areas, based on the domicile of the customer. The Corporation defines international activities as business transactions that involve customers residing outside of the United States. However, a definitive separation of the Corporation's domestic and foreign businesses cannot be performed because many of the Corporation's domestic operations service international business.

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

   The Corporation considers the balance in the allowance for credit losses to be available for both domestic and foreign losses; however a portion of the allowance is allocated to international operations based on a methodology consistent with the allocation of the provision for losses.

                                                    Chemical Banking Corporation
                                                    and Subsidiaries


                                                                                                      Income (Loss)       Net
                                                              Total         Total          Total         Before         Income
As of or for the Year Ended December 31, (in millions)       Assets        Revenue        Expense     Income Taxes      (Loss)
------------------------------------------------------------------------------------------------------------------------------------
1994
Europe                                                      $30,247        $ 1,638        $1,290         $  348        $  209
Latin America and the Caribbean                               8,424            831           603            228           141
Asia and Pacific                                             10,911            567           400            167           101
Middle East and Africa                                        1,231             79            74              5             3
Other(a)                                                        804             40            46             (6)           (3)
-----------------------------------------------------------------------------------------------------------------------------
Total International                                          51,617          3,155         2,413            742           451
Total Domestic                                              119,806          9,530         8,060          1,470           843
-----------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $171,423        $12,685       $10,473         $2,212        $1,294
-----------------------------------------------------------------------------------------------------------------------------

1993
Europe                                                      $18,598        $ 1,806        $1,438          $ 368        $  221
Latin America and the Caribbean                               8,203            990           536            454           272
Asia and Pacific                                              6,765            471           336            135            72
Middle East and Africa                                        1,015             78            49             29            17
Other(a)                                                        774             49            60            (11)           (6)
-----------------------------------------------------------------------------------------------------------------------------
Total International                                          35,355          3,394         2,419            975           576
Total Domestic                                              114,533          9,033         7,900          1,133         1,028
-----------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $149,888        $12,427       $10,319         $2,108        $1,604
-----------------------------------------------------------------------------------------------------------------------------

1992
Europe                                                      $12,718        $ 1,603        $1,437          $ 166        $  100
Latin America and the Caribbean                               8,716          1,046           886            160           113
Asia and Pacific                                              4,771            383           331             52            32
Middle East and Africa                                        1,312             90            73             17            10
Other(a)                                                      2,305            164           173             (9)           (6)
-----------------------------------------------------------------------------------------------------------------------------
Total International                                          29,822          3,286         2,900            386           249
Total Domestic                                              109,833          8,888         7,945            943           837
-----------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $139,655        $12,174       $10,845         $1,329        $1,086
------------------------------------------------------------------------------------------------------------------------------

(a) No geographic region included in other international amounts to more than 10% of the total for the Corporation.

--------------------------------------------------------------------------------

NOTE TWENTY-FIVE
PARENT COMPANY

Condensed financial information of Chemical Banking Corporation, the Parent Company, is presented on the next page.

   For purposes of preparing the Statement of Cash Flows, cash and cash equivalents are those amounts included in the balance sheet caption cash with banks.

Notes to Consolidated Financial Statements


BALANCE SHEET


December 31, (in millions)                          1994       1993
--------------------------------------------------------------------

Assets
Cash with Banks                                   $    76    $    69
Deposits with Banking Subsidiaries                  3,581      1,205
Securities Purchased Under Resale
  Agreements-Chemical Securities Inc.                 430        586
Short-Term Advances to Subsidiaries:
  Banking                                              23         12
  Nonbanking                                        1,567      2,027
Long-Term Advances to Subsidiaries:
  Banking                                           2,187      2,287
  Nonbanking                                          115          5
Investment (at Equity) in Subsidiaries:
  Banking                                          10,718     11,174
  Nonbanking                                        1,137      1,021
Other Assets                                          673        648
--------------------------------------------------------------------
Total Assets                                      $20,507    $19,034
--------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper  $ 3,968    $ 2,040
Other Liabilities                                     340        263
Long-Term Debt(a)                                   5,487      5,567
--------------------------------------------------------------------
Total Liabilities                                   9,795      7,870
Stockholders' Equity                               10,712     11,164
--------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $20,507    $19,034
--------------------------------------------------------------------

(a) At December 31, 1994, aggregate annual maturities and sinking fund requirements for all issues for the years 1995 through 1999 were $894 million, $986 million, $524 million, $646 million, and $685 million, respectively.

STATEMENT OF INCOME


Year Ended December 31, (in millions)   1994     1993    1992
--------------------------------------------------------------
Income
Dividends from Subsidiaries:
  Banking                             $1,291    $ 588   $  204
  Nonbanking                             102       23       18
Interest from Subsidiaries               353      326      296
All Other Income                           2       --        5
--------------------------------------------------------------
Total Income                           1,748      937      523
--------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                     104       75       71
  Long-Term Debt                         357      361      339
All Other Expense                         39       96      102
--------------------------------------------------------------
Total Expense                            500      532      512
--------------------------------------------------------------
Income Before Income Tax
  Expense (Benefit) and Equity
  in Undistributed Net Income
  of Subsidiaries                      1,248      405       11
Income Tax Expense (Benefit)             (42)     (76)     (79)
Equity in Undistributed Net
  Income of Subsidiaries                   4    1,123      996
--------------------------------------------------------------
Net Income                            $1,294   $1,604   $1,086
--------------------------------------------------------------


STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)                                                       1994           1993           1992
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                $ 1,294         $1,604        $ 1,086
Less--Net Income of Subsidiaries                                                            1,397          1,734          1,218
-------------------------------------------------------------------------------------------------------------------------------
Parent Company Net Loss                                                                      (103)          (130)          (132)
Add--Dividends from Subsidiaries                                                            1,393            611            222
Other--Net                                                                                    131           (131)           (69)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   1,421            350             21
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net (Increase) Decrease in Deposits with Banking Subsidiaries                              (2,376)          (155)          (704)
Net (Increase) Decrease in Short-Term Advances to Subsidiaries                                449            242            336
Net (Increase) Decrease in Long-Term Advances to Subsidiaries                                 (10)           650         (1,077)
Net (Increase) Decrease in Investment (at Equity) in Subsidiaries                            (300)          (430)        (1,045)
Net (Increase) Decrease in Securities Under Resale Agreement-Chemical Securities Inc.         156           (586)            --
Other--Net                                                                                   (101)            --              7
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                      (2,182)          (279)        (2,483)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Other Borrowed Funds                                             1,928              6            368
Proceeds from the Issuance of Long-Term Debt                                                1,217          2,408          1,306
Repayments of Long-Term Debt                                                               (1,307)        (2,014)          (517)
Proceeds from the Issuance of Stock                                                           254            591          2,117
Purchase of Treasury Stock                                                                   (387)            --             --
Redemption of Preferred Stock                                                                (416)          (610)          (292)
Cash Dividends Paid                                                                          (521)          (480)          (438)
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                              768            (99)         2,544
-------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                                 7            (28)            82
Cash with Banks at the Beginning of the Year                                                   69             97             15
-------------------------------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                                                    $    76        $    69        $    97
-------------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                        $   449        $   421        $   409
Taxes Paid (Refunded)                                                                     $  (123)       $    89        $    58
-------------------------------------------------------------------------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries


Quarterly Financial Information 1994-1993


(in millions, except per share and stock price data)                       1994                            1993
-------------------------------------------------------------------------------------------------------------------------------
                                                          4th       3rd        2nd        1st     4th     3rd     2nd     1st
Net Interest Income                                   $ 1,169    $ 1,177     $1,185     $1,143  $1,149  $1,163  $1,175  $1,149
Provision for Losses                                       85        100        160        205     286     298     363     312
Noninterest Revenue                                       815        984        867        931   1,053   1,004   1,042     925
Noninterest Expense                                     1,593      1,311      1,281      1,324   1,335   1,370   1,312   1,276
-------------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense
  and Effect of Accounting Changes                        306        750        611        545     581     499     542     486
Income Tax Expense (Benefit)                              127        311        254        226     234      (3)    161     147
-------------------------------------------------------------------------------------------------------------------------------
Income Before Effect of
  Accounting Changes                                      179        439        357        319     347     502     381     339
Net Effect of Changes in
  Accounting Principles                                   --         --          --         --      --      --      --      35
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                             $  179    $   439      $  357     $  319  $  347  $  502  $  381  $  374
-------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
  Income Before Effect of
    Accounting Changes                                 $  .63    $  1.60      $ 1.28     $ 1.13  $ 1.23  $ 1.84  $ 1.35  $ 1.21
  Net Effect of Changes in
    Accounting Principles                                  --         --          --         --      --      --      --     .14
  Net Income                                           $  .63    $  1.60      $ 1.28     $ 1.13  $ 1.23  $ 1.84  $ 1.35  $ 1.35
-------------------------------------------------------------------------------------------------------------------------------
Pro Forma:(a)
  Income Before Effect of
    Accounting Changes                                 $  331    $   439      $  357     $  319  $  347  $  355  $  327  $  276
  Net Effect of Changes in
    Accounting Principles                                  --         --          --         --      --      --      --      35
-------------------------------------------------------------------------------------------------------------------------------
  Pro Forma Net Income                                 $  331    $   439      $  357     $  319  $  347  $  355  $  327  $  311
-------------------------------------------------------------------------------------------------------------------------------
Pro Forma Per Common Share:
  Income Before Effect of
    Accounting Changes                                 $ 1.24    $  1.60      $ 1.28     $ 1.13  $ 1.23  $ 1.26  $ 1.14  $  .95
  Net Effect of Changes in
    Accounting Principles                                  --         --         --          --      --      --      --     .14
  Net Income                                           $ 1.24    $  1.60      $ 1.28     $ 1.13  $ 1.23  $ 1.26  $ 1.14  $ 1.09
-------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Share                      $  .44    $   .44      $  .38     $  .38  $  .38  $  .33  $  .33  $  .33
Average Common Shares Outstanding                       244.5      246.6       253.1      253.2   252.5   252.1   251.7   248.5
-------------------------------------------------------------------------------------------------------------------------------
Stock Price Per Common Share:(b)
  High                                                 $38.63    $ 40.00      $40.88     $42.13  $46.38  $45.38  $44.13  $44.13
  Low                                                   33.63      34.88       33.88      34.50   36.00   38.75   35.00   37.00
  Close                                                 35.88      35.00       38.50      36.38   40.13   45.00   40.88   40.38
-------------------------------------------------------------------------------------------------------------------------------

(a) The Corporation recognized its remaining available Federal income tax benefits in the third quarter of 1993. The pro forma section presents the earnings prior to the 1993 fourth quarter on a fully-taxed basis and excludes the impact of the $260 million restructuring charge in the fourth quarter of 1994 and the $115 million merger-related charge in the third quarter of 1993.

(b) The Corporation's common stock is listed and traded on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and Republic of Ireland. The high, low and closing prices of the Corporation's common stock are from the New York Stock Exchange Composite Transaction Tape.

                                                    Chemical Banking Corporation
                                                    and Subsidiaries

Average Consolidated Balance Sheet, Interest and Rates


Year Ended December 31,                                           1994                                     1993
(Taxable-Equivalent Interest and Rates; in millions)   Balance   Interest          Rate        Balance    Interest          Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits With Banks                                   $   5,257     $  371           7.07%     $   4,202      $ 268           6.39%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                12,000        550           4.58         10,300        339           3.29
Trading Assets-Debt and Equity Instruments               11,347        722           6.37          8,039        449           5.59
Securities:
  Held-to-Maturity                                        9,204        620           6.73             --         --             --
  Available-for-Sale                                     17,003      1,104           6.49(b)          --         --             --
  Securities(a)                                              --         --             --         23,654      1,731           7.32
------------------------------------------------------------------------------------------------------------------------------------
Total Securities                                         26,207      1,724           6.58         23,654      1,731           7.32
------------------------------------------------------------------------------------------------------------------------------------
Domestic Loans                                           57,377      4,522           7.88         57,701      4,197           7.28
Foreign Loans                                            17,857      1,223           6.85         21,038      1,440           6.85
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                                              75,234      5,745(c)        7.64         78,739      5,637(c)        7.16
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                           130,045      9,112           7.01%       124,934      8,424           6.74%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses                              (2,872)                                  (3,084)
Cash and Due from Banks                                   8,491                                    8,537
Risk Management Instruments                              17,779                                       --
All Other Assets                                         13,236                                   14,494
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $ 166,679                                $ 144,881
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Domestic Retail Deposits                              $  43,861      1,164           2.66%     $  46,598      1,237           2.65%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                                      5,128        186           3.64          6,242        191           3.05
Deposits in Foreign Offices                              24,051      1,028           4.27         21,066        813           3.86
------------------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits                          73,040      2,378           3.26         73,906      2,241           3.03
------------------------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                          19,154        844           4.41         15,461        472           3.05
  Commercial Paper                                        2,760        118           4.29          2,438         83           3.42
  Other Borrowings                                        8,775        538           6.12          6,663        437           6.56
------------------------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                    30,689      1,500           4.89         24,562        992           4.04
Long-Term Debt                                            8,419        536           6.37          8,053        534           6.64
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                      112,148      4,414           3.94        106,521      3,767           3.54
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                          21,723                                   21,750
Risk Management Instruments                              16,143                                       --
All Other Liabilities                                     5,703                                    6,027
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                       155,717                                  134,298
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock                                           1,579                                    1,887
Common Stockholders' Equity                               9,383                                    8,696
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                               10,962(d)                                10,583(d)
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 166,679                                $ 144,881
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                 3.07%                                    3.20%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                           $4,698           3.61%                    $4,657          3.73%
------------------------------------------------------------------------------------------------------------------------------------

(a) On December 31, 1993, the Corporation adopted SFAS 115. Previously reported amounts have not been restated to conform with 1994 presentation. (b) For the year ended December 31, 1994, the annualized rate for securities available-for-sale based on amortized cost was 6.42%. (c) Fees and commissions on loans included in loan interest amounted to $141 million in 1994 and $176 million in 1993. (d) The ratio of average stockholders' equity to average assets was 6.6% for 1994 and 7.3% for 1993.

                                                                Chemical Bank
                                                                and Subsidiaries

Consolidated Balance Sheet


December 31, (in millions, except share data)                                                              1994         1993
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                               $   6,258      $   4,335
Deposits with Banks                                                                                       5,484          5,829
Federal Funds Sold and Securities Purchased Under Resale Agreements                                       5,898          4,271
Trading Assets:
  Debt and Equity Instruments                                                                             8,088          8,556
  Risk Management Instruments                                                                            17,694             --
Securities:
  Held-to-Maturity (Market Value: $5,981 and $8,429)                                                      6,316          8,269
  Available-for-Sale                                                                                     16,362         13,562
Loans (Net of Unearned Income: $405 and $332)                                                            62,272         59,350
Allowance for Credit Losses                                                                              (2,022)        (2,447)
Premises and Equipment                                                                                    1,409          1,238
Due from Customers on Acceptances                                                                         1,064          1,063
Accrued Interest Receivable                                                                                 989            899
Assets Acquired as Loan Satisfactions                                                                       135            759
Assets Held for Accelerated Disposition                                                                     466             --
Other Assets                                                                                              3,101          7,318
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                          $ 133,514      $ 113,002
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Demand (Noninterest Bearing)                                                                        $  15,143      $  15,950
  Time and Savings                                                                                       31,868         35,626
  Foreign                                                                                                31,230         24,886
------------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                           78,241         76,462
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                  16,183         13,508
Other Borrowed Funds                                                                                      6,654          4,426
Acceptances Outstanding                                                                                   1,081          1,084
Accounts Payable and Accrued Liabilities                                                                  1,705          2,190
Other Liabilities                                                                                        18,274          2,945
Long-Term Debt                                                                                            2,303          2,537
Long-Term Debt Payable to Parent Company                                                                  1,867          1,867
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                       126,308        105,019
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common Stock ($12 Par Value; Issued and Outstanding 51,633,170 Shares)                                      620            620
Capital Surplus                                                                                           4,501          4,501
Retained Earnings                                                                                         2,495          2,703
Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Taxes                                  (410)           159
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholder's Equity                                                                                7,206          7,983
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                                            $ 133,514      $ 113,002
------------------------------------------------------------------------------------------------------------------------------------

                                  APPENDIX I


               NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations in Section B.


GRAPHIC
NUMBER                      PAGE               DESCRIPTION
-------                     ----               -----------
  1                         16                 Bar Graph entitled "Net Income in millions of dollars" presenting the following information:

                                                                            1992          1993          1994
                                                                            ----          ----          ----

                                               Net Income as reported     $1,086        $1,604        $1,294

                                               Net Income excluding
                                                Federal Tax Benefits,
                                                Accounting Changes and
                                                Restructuring Charges
                                                of $260 million in 1994
                                                and $115 million in 1993     784         1,305         1,446

  2                         16                 Bar Graph entitled "Earnings Per Common Share" presenting the following information:

                                                                            1992          1993          1994
                                                                            ----          ----          ----

                                               Net Income Per Common
                                                Share as reported          $3.90         $5.77         $4.64
                                               Net Income Per Common
                                                Share excluding
                                                Federal Tax Benefits,
                                                Accounting Changes and
                                                Restructuring Charges
                                                of $260 million in 1994
                                                and $115 million in 1993    2.64          4.58          5.25

  3                         20                 Bar Graph entitled "Noninterest Revenue in millions of dollars"
                                               presenting the following information:

                                                                            1992          1993          1994
                                                                            ----          ----          ----

                                               Fee-Based Revenue          $1,930        $2,099        $2,274
                                               Combined Trading              853         1,073           645
                                               All Other Noninterest
                                                Revenue                      243           852           678



GRAPHIC
NUMBER                      PAGE               DESCRIPTION
------                      ----               -----------
  4                         26                 Bar Graph entitled "Nonperforming Assets in millions of dollars"
                                               presenting the following information:

                                               At December 31,              1992          1993           1994
                                                                            ----          ----           ----

                                               Nonperforming Loans        $4,816        $2,591           $929
                                               Assets Acquired as
                                                Loan Satisfactions         1,276           934            210

  5                         26                 Bar Graph entitled "Net Charge-offs and Provision for Losses in millions of dollars" presenting the following information:

                                                                            1992          1993           1994
                                                                            ----          ----           ----

                                               Net Charge-offs            $1,609        $1,281         $1,095
                                               Provision for Losses        1,365         1,259            550

  6                         34                 Bar Graph entitled "Histogram of Daily Market Risk-Related Trading
                                               Revenue for 1994" presenting the following information:

                                               Millions of dollars      0-5   5-10    10-15    15-20    20-25
                                                                        ---   ----    -----    -----    -----

                                               Number of days trading
                                                revenue was within the
                                                above prescribed positive
                                                dollar range            119     59       19        7        1


                                               Millions of dollars      0-(5) (5)-(10) (10)-(15) (15)-(20) (20)-(25)
                                                                        ----- -------- --------- --------- ---------

                                               Number of days trading
                                                revenue was within the
                                                above prescribed negative
                                                dollar range             38      19         3         0         1

                                               The Histogram includes all business trading days for international and domestic units.


------------------------------------------------------------------------------
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on the 21st day of March, 1995.

                                         CHEMICAL BANKING CORPORATION
                                                  (Registrant)

                                         By  /s/ WALTER V. SHIPLEY
                                           ----------------------------
                                             (Walter V. Shipley,
                                             Chairman of the Board and
                                             Chief Executive Officer)

This report has been reviewed by each member of the Board of Directors and pursuant to the requirements of the Securities Exchange Act of 1934, signed on behalf of the registrant by members present at the meeting of the Board of Directors on the date indicated. The Corporation does not exercise the power of attorney to sign on behalf of any Director.


                                         CAPACITY                                DATE
/s/ WALTER V. SHIPLEY                    Director and Chairman of
------------------------                   the Board
(Walter V. Shipley)                      (Principal Executive Officer)


/s/ EDWARD D. MILLER                     Director and President
-------------------------
(Edward D. Miller)

/s/ WILLIAM B. HARRISON JR.              Director and Vice Chairman
---------------------------
(William B. Harrison Jr.)

/s/ FRANK A. BENNACK JR.                 Director                                March 21, 1995
-------------------------
(Frank A. Bennack Jr.)

/s/ MICHEL C. BERGERAC                   Director
-------------------------
(Michel C. Bergerac)

/s/ RANDOLPH W. BROMERY                  Director
-------------------------
(Randolph W. Bromery)

/s/ CHARLES W. DUNCAN JR.                Director
-------------------------
(Charles W. Duncan Jr.)

/s/ MELVIN R. GOODES                     Director
-------------------------
(Melvin R. Goodes)

                                               CAPACITY                                     DATE

/s/ GEORGE V. GRUNE                      Director
----------------------
(George V. Grune)

/s/ HAROLD S. HOOK                       Director
----------------------
(Harold S. Hook)

/s/ HELENE L. KAPLAN                     Director
----------------------
(Helene L. Kaplan)

/s/ J. BRUCE LLEWELLYN                   Director
-----------------------
(J. Bruce Llewellyn)

/s/ JOHN P. MASCOTTE                     Director
----------------------
(John P. Mascotte)

/s/ JOHN F. MCGILLICUDDY                 Director
------------------------
(John F. McGillicuddy)

/s/ ANDREW C. SIGLER                     Director                                               March 21, 1995
----------------------
(Andrew C. Sigler)

/s/ MICHAEL I. SOVERN                    Director
----------------------
(Michael I. Sovern)

/s/ JOHN R. STAFFORD                     Director
----------------------
(John R. Stafford)

/s/ W. BRUCE THOMAS                      Director
----------------------
(W. Bruce Thomas)

/s/ MARINA V.N. WHITMAN                  Director
------------------------
(Marina v.N. Whitman)

/s/ RICHARD D. WOOD                      Director
----------------------
(Richard D. Wood)

/s/ PETER J. TOBIN                       Executive Vice President
----------------------                   and Chief Financial Officer
(Peter J. Tobin)                         (Principal Financial Officer)

/s/ JOSEPH L. SCLAFANI                   Senior Vice President and Controller
----------------------                   (Principal Accounting Officer)
(Joseph L. Sclafani)

                                EXHIBIT INDEX

   Exhibit
   Number                         Description
   -------                        -----------

    10.4     Key Executive Performance Plan of Chemical Banking Corporation.

    10.5 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993.

    11.1     Computation of Net Income per Common Share.

    12.0     Computation of ratio of earnings to fixed charges.

    12.1 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

    21.1     List of Subsidiaries of Chemical Banking Corporation.

    23.1     Consent of Independent Accountants.

    27.1     Financial Data Schedule