Form 10-Q
period 1995-03-31
CHEMICAL BANKING CORP
filed 1995-05-15
CIK 19617

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended March 31, 1995
                                          --------------

                       Commission file number 1-5805
                                              ------

                        CHEMICAL BANKING CORPORATION
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                               13-2624428
    -------------------------------              ---------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

      270 Park Avenue, New York, New York               10017
    --------------------------------------       ----------------
    (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code  (212) 270-6000
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

                                             Yes.X..   No....

        Common Stock, $1 Par Value                          240,881,338
    -------------------------------------------------------------------
    Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1995.

    ===================================================================
                              FORM 10-Q INDEX



    Part I                                                       Page
    ------                                                       ----

    Item 1 Financial Statements - Chemical Banking Corporation and Subsidiaries:

             Consolidated Balance Sheet at March 31, 1995 and
             December 31, 1994.                                     3

             Consolidated Statement of Income for the three months
             ended March 31, 1995 and March 31, 1994.               4

             Consolidated Statement of Cash Flows for the three
             months ended March 31, 1995 and March 31, 1994.        5

             Consolidated Statement of Changes in Stockholders'
             Equity for the three months ended March 31, 1995 and
             March 31, 1994.                                        6

            Notes to Financial Statements.                       6-16


    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                17-49


    Part II
    -------

    Item 1  Legal Proceedings                                      50

    Item 6  Exhibits and Reports on Form 8-K.                      50



    ===================================================================

    Part I
    Item 1.
               CHEMICAL BANKING CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                               (in millions)
                                               March 31,   December 31,
                                                    1995           1994
                                                  ------         ------
    ASSETS
    Cash and Due from Banks                     $  7,819       $  8,832
    Deposits with Banks                            2,718          5,649
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements           15,044         12,797
    Trading Assets:
      Debt and Equity Instruments                 10,900         11,093
      Risk Management Instruments                 29,977         17,709
    Securities:
      Held-to-Maturity (Market Value: $8,230
        and $8,106)                                8,442          8,566
      Available-for-Sale                          19,407         18,431
    Loans (Net of Unearned Income: $615
      and $460)                                   80,369         78,767
    Allowance for Credit Losses                   (2,455)        (2,480)
    Premises and Equipment                         2,140          2,134
    Due from Customers on Acceptances              1,083          1,088
    Accrued Interest Receivable                    1,224          1,190
    Assets Acquired as Loan Satisfactions             61            210
    Assets Held for Accelerated Disposition          402            526
    Other Assets                                   8,150          6,911
                                                --------       --------
        TOTAL ASSETS                            $185,281       $171,423
                                                ========       ========
    LIABILITIES
    Deposits:
      Demand (Noninterest Bearing)              $ 19,515       $ 21,399
      Time and Savings                            45,945         46,799
      Foreign                                     29,961         28,308
                                                --------       --------
     Total Deposits                               95,421         96,506
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements            23,362         23,098
    Other Borrowed Funds                          11,981         11,843
    Acceptances Outstanding                        1,086          1,104
    Accounts Payable and Accrued Liabilities       2,323          2,361
    Other Liabilities                             32,608         17,808
    Long-Term Debt                                 7,709          7,991
                                                --------       --------
          TOTAL LIABILITIES                      174,490        160,711
                                                --------       --------
    COMMITMENTS AND CONTINGENCIES (See Note 8)

    STOCKHOLDERS' EQUITY
    Preferred Stock                                1,450          1,450
    Common Stock (Issued 254,931,474
      and 254,009,187 Shares)                        255            254
    Capital Surplus                                6,578          6,544
    Retained Earnings                              3,523          3,263
    Net Unrealized Loss on Securities
      Available-for-Sale, Net of Taxes              (472)          (438)
    Treasury Stock, at Cost                         (543)          (361)
                                                --------       --------
        TOTAL STOCKHOLDERS' EQUITY                10,791         10,712
                                                --------       --------
        TOTAL LIABILITIES
              AND STOCKHOLDERS' EQUITY          $185,281       $171,423
                                                ========       ========

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF INCOME
                        Three Months Ended March 31,
                   (in millions, except per share data)

                                                    1995        1994
                                                  ------      ------
    Interest Income
    Loans                                        $ 1,661    $  1,307
    Securities                                       505         416
    Trading Assets                                   199         173
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements              219         100
    Deposits with Banks                               82          94
                                                --------    --------
      Total Interest Income                        2,666       2,090
                                                --------    --------
    Interest Expense
    Deposits                                         851         520
    Short-Term and Other Borrowings                  519         292
    Long-Term Debt                                   140         135
                                                --------    --------
      Total Interest Expense                       1,510         947
                                                --------    --------
    Net Interest Income                            1,156       1,143
    Provision for Losses                             120         205
                                                --------    --------
    Net Interest Income After
      Provision For Losses                         1,036         938
                                                --------    --------

    Noninterest Revenue
    Trust and Investment Management Fees              91         110
    Corporate Finance and Syndication Fees           119          82
    Service Charges on Deposit Accounts               74          69
    Fees for Other Banking Services                  294         290
    Trading Revenue                                   56         185
    Securities Gains (Losses)                        (18)         46
    Other Revenue                                    254         149
                                                --------    --------
      Total Noninterest Revenue                      870         931
                                                --------    --------

    Noninterest Expense
    Salaries                                         546         518
    Employee Benefits                                107         119
    Occupancy Expense                                135         146
    Equipment Expense                                101          84
    Foreclosed Property Expense                       (7)         35
    Restructuring Charge                             ---          48
    Other Expense                                    364         374
                                                --------    --------
      Total Noninterest Expense                    1,246       1,324
                                                --------    --------
    Income Before Income Tax Expense and
      Effect of Accounting Change                    660         545
    Income Tax Expense                               264         226
                                                --------    --------
    Income Before Effect of Accounting Change        396         319
    Effect of Change in Accounting Principle         (11)        ---
                                                --------    --------
    Net Income                                   $   385    $    319
                                                ========    ========
    Net Income Applicable To Common Stock        $   355    $    287
                                                ========    ========

    Per Common Share:
       Income Before Effect of
         Accounting Change                       $  1.51    $   1.13
       Effect of Change in Accounting Principle    (0.05)        ---
                                                --------    --------
       Net Income                                $  1.46    $   1.13
                                                ========    ========
    Average Common Shares Outstanding              243.2       253.2

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                        Three Months Ended March 31,
                               (in millions)
                                                        1995      1994
                                                      ------    ------
    Operating Activities
    --------------------
    Net Income                                        $  385    $  319
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
      Provision for Losses                               120       205
      Restructuring Charge                               ---        48
      Depreciation and Amortization                       98        89
      Net Change In:
         Trading-Related Assets                        3,083    (1,066)
         Accrued Interest Receivable                     (34)      120
         Accrued Interest Payable                         (3)       26
         Other, Net                                      (22)      592
                                                     -------   -------
       Net Cash Provided by Operating Activities       3,627       333
                                                     -------   -------

    Investing Activities
    --------------------
    Net Change In:
      Deposits with Banks                              2,931     2,142
      Federal Funds Sold and Securities
        Purchased Under Resale Agreements             (2,247)   (1,166)
      Loans Due to Sales and Securitizations           1,280     2,942
      Other Loans, Net                                (3,405)   (2,669)
      Other, Net                                      (1,645)      607
    Proceeds from the Maturity of
      Held-to-Maturity Securities                        280     1,033
    Purchases of Held-to-Maturity Securities            (150)     (396)
    Proceeds from the Maturity of
      Available-for-Sale Securities                      769     5,507
    Proceeds from the Sale of
      Available-for-Sale Securities                    9,309     1,008
    Purchases of Available-for-Sale Securities       (10,711)   (8,209)
                                                     -------   -------
       Net Cash Provided (Used)
         by Investing Activities                      (3,589)      799
                                                     -------   -------

    Financing Activities
    --------------------
    Net Change In:
      Noninterest-Bearing Domestic Demand Deposits    (1,884)   (1,967)
      Domestic Time and Savings Deposits                (854)   (1,984)
      Foreign Deposits                                 1,653       815
      Federal Funds Purchased, Securities
       Sold Under Repurchase Agreements
       and Other Borrowed Funds                          694     4,529
      Other Liabilities                                  (57)   (1,222)
      Other, Net                                         (14)       13
    Proceeds from the Issuance of Long-Term Debt         291     1,000
    Redemption and Maturity of Long-Term Debt           (578)     (749)
    Proceeds from the Issuance of Stock                   34        13
    Treasury Stock, Net                                 (182)      ---
    Cash Dividends Paid                                 (137)     (128)
                                                      ------    ------
       Net Cash Provided (Used) by
         Financing Activities                         (1,034)      320
                                                      ------    ------
    Effect of Exchange Rate Changes on
      Cash and Due from Banks                            (17)      (18)
    Net Increase (Decrease) in Cash
      and Due from Banks                              (1,013)    1,434
    Cash and Due from Banks at January 1,              8,832     6,852
                                                      ------    ------
    Cash and Due from Banks at March 31,              $7,819    $8,286
                                                      ======    ======

    Cash Interest Paid                                $2,669    $  921
    Taxes Paid                                        $   76    $  226

    The Notes to Financial Statements are an integral part of these Statements.

    Part I
    Item 1. (continued)

               CHEMICAL BANKING CORPORATION and Subsidiaries
                     CONSOLIDATED STATEMENT OF CHANGES
                          IN STOCKHOLDERS' EQUITY
                        Three Months Ended March 31,
                               (in millions)

                                                   1995       1994
                                               --------   --------

    BALANCE AT JANUARY 1,                       $10,712    $11,164
                                               --------   --------

    Net Income                                      385        319
    Dividends Declared:
      Preferred Stock                               (30)       (32)
      Common Stock                                 (105)       (96)
    Issuance of Common Stock                         34         13
    Restricted Stock Granted,
      Net of Amortization                             1        ---
    Net Changes in Treasury Stock                  (182)       ---
    Net Change in Fair Value of
     Available-for-Sale Securities, Net of Taxes    (34)      (407)
    Accumulated Translation Adjustment               10        ---
                                               --------   --------
      Net Change in Stockholders' Equity             79       (203)
                                               --------   --------

    BALANCE AT MARCH 31,                        $10,791    $10,961
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

    On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), an amendment to SFAS 114. The adoption of SFAS 114 and SFAS 118 did not have an effect on the Corporation's earnings, liquidity, or capital resources. See Note 4 - Loans on page 10 of this Form 10-Q for further discussion of the Corporation's impaired loans as of and for the three months ended March 31, 1995.

    NOTE 2 - TRADING ACTIVITIES
    ---------------------------
    The Corporation uses its trading assets, such as debt and equity instruments and risk management instruments, to meet the financing needs of its customers and to generate revenues through its trading activities.

    Part I
    Item 1. (continued)

    DEBT AND EQUITY INSTRUMENTS
    Trading assets-debt and equity instruments, which are carried at fair value, are presented in the following table for the dates indicated:

                                              March 31, December 31,
    (in millions)                                  1995         1994
                                              --------- ------------

    U.S. Government and Federal Agencies        $ 3,269      $ 2,548
    Obligations of State and
      Political Subdivisions                        228          327
    Certificates of Deposit, Bankers'
      Acceptances, and Commercial Paper           1,193        1,644
    Debt Securities Issued by
      Foreign Governments                         2,761        1,983
    Foreign Financial Institutions                2,136        3,119
    Other, primarily includes corporate
      debt and eurodollar bonds                   1,313        1,472
                                                -------      -------

    Total Trading Assets - Debt
      and Equity Instruments (a)                $10,900      $11,093
                                                =======      =======

    [FN]
    (a) Includes emerging markets instruments of $161 million at March 31, 1995 and $544 million at December 31, 1994.


    RISK MANAGEMENT INSTRUMENTS
    Trading assets-risk management instruments, which totaled $30.0 billion at March 31, 1995, represent unrealized gains on interest rate contracts of $8.3 billion, foreign exchange contracts of $21.4 billion, and stock index options and commodity contracts of $0.3 billion. At December 31, 1994, trading assets-risk management instruments totaled $17.7 billion and represented unrealized gains on interest rate contracts of $7.9 billion, foreign exchange contracts of $9.5 billion, and stock index options and commodity contracts of $0.3 billion.

    Trading liabilities-risk management instruments, which totaled $31.1 billion at March 31, 1995, represent unrealized losses on interest rate contracts of $9.3 billion, foreign exchange contracts of $21.5 billion, and stock index options and commodity contracts of $0.3 billion. At December 31, 1994 trading liabilities-risk management instruments totaled $16.0 billion and represented unrealized losses on interest rate contracts of $7.0 billion, foreign exchange contracts of $8.9 billion, and stock index options and commodity contracts of $0.1 billion.

    The increase in the Corporation's risk management instruments at March 31, 1995, when compared with December 31, 1994, was primarily due to an increase in foreign exchange related unrealized gains and losses as a result of the recent decline in the value of the U.S. dollar against foreign currencies, in particular the Deutsche mark and Japanese yen.

    A description of the classes of derivative and foreign exchange instruments used in the Corporation's trading activities as well as the related accounting policies and the credit risk and market risk factors involved in such activities are disclosed in Note One on page B48 and in Note Nineteen on pages B64-B66 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1995 first quarter, see Management's Discussion and Analysis on page 23 and pages 37-40 of this Form 10-Q.

    NOTE 3 - SECURITIES
    -------------------
    Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities, along with any unrealized gains and losses on related hedges, are reported net of applicable taxes in a separate component of stockholders' equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

    Part I
    Item 1. (continued)

    The fair valuation of the securities classified as available-for-sale (including loans classified as available-for-sale) resulted in a net after-tax unfavorable impact of $472 million on the Corporation's stockholders' equity at March 31, 1995, compared with a net after-tax unfavorable impact of $438 million at December 31, 1994. The net change from the 1994 year-end was the result of the declining value of Brady Bonds partially offset by the effect of lower interest rate levels at March 31, 1995 compared with December 31, 1994. See Note 4 for further discussion.

    Net losses from available-for-sale securities sold in the first quarter of 1995 amounted to $18 million (gross gains of $38 million and gross losses of $56 million). Net gains on such sales for the same period in 1994 amounted to $46 million (gross gains of $73 million and gross losses of $27 million). There were no sales of held-to-maturity securities in either first quarter period.

    HELD-TO-MATURITY SECURITIES

    The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:


    March 31, 1995 (in millions)                            Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value(a)
                                          ---------    ----------   ----------      --------
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities          $ 3,556       $     2      $    91       $ 3,467
        Collateralized Mortgage Obligations   3,761           ---          120         3,641
        Other, primarily U.S. Treasuries        179           ---          ---           179
    Obligations of State
      and Political Subdivisions                189           ---          ---           189
    Collateralized Mortgage Obligations (b)     137             2            3           136
    Other, primarily
      Asset-Backed Securities                   620             2            4           618
                                           --------      --------     --------      --------
        Total Held-to-Maturity
          Securities (c)                    $ 8,442       $     6      $   218       $ 8,230
                                           ========      ========     ========      ========



    December 31, 1994 (in millions)                         Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value(a)
                                          ---------    ----------   ----------         -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities          $ 3,615       $   ---      $   209       $ 3,406
        Collateralized Mortgage Obligations   3,871           ---          237         3,634
        Other, primarily U.S. Treasuries        130           ---            2           128
    Obligations of State and
      Political Subdivisions                    118             1          ---           119
    Collateralized Mortgage
      Obligations (b)                           140             1            4           137
    Other, primarily Asset Backed
      Securities                                692             2           12           682
                                           --------      --------     --------      --------
        Total Held-to-Maturity
          Securities (c)                    $ 8,566       $     4      $   464       $ 8,106
                                           ========      ========     ========      ========

    (a) The Corporation's portfolio of securities generally consists of investment grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.
    (b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.
    (c) See Note 4 for loans accounted for pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

    Part I
    Item 1. (continued)

    AVAILABLE-FOR-SALE SECURITIES

    The amortized cost and estimated fair value of available-for-sale securities for the dates indicated were as follows:

    March 31, 1995 (in millions)                            Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value(a)
                                          ---------    ----------   ----------         -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities          $ 8,407       $   370      $   320       $ 8,457
        Collateralized Mortgage Obligations     186           ---            7           179
        Other, primarily U.S. Treasuries      6,003            33          223         5,813
    Debt Securities Issued by
      Foreign Governments                     3,703             7          216         3,494
    Corporate Debt Securities                   368             8           10           366
    Collateralized Mortgage
      Obligations (b)                           237           ---            1           236
    Other (c)                                   876             1           15           862
                                          ---------     ---------    ---------     ---------
       Total Available-for-Sale Securities
        Carried at Fair Value (d)           $19,780       $   419      $   792       $19,407
                                          =========     =========    =========     =========


    December 31, 1994 (in millions)                         Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value(a)
                                          ---------    ----------   ----------         -----
    U.S. Government and Federal
       Agency/Corporation Obligations:
        Mortgage-backed Securities          $ 8,151       $   554      $   593       $ 8,112
        Collateralized Mortgage Obligations     354             1           28           327
        Other, primarily U.S. Treasuries      6,414             8          359         6,063
    Debt Securities Issued by
      Foreign Governments                     2,736            16          134         2,618
    Corporate Debt Securities                   358             6            5           359
    Collateralized Mortgage
      Obligations (b)                           262             1            3           260
    Other (c)                                   702             1           11           692
                                           --------      --------     --------      --------
       Total Available-for-Sale Securities
        Carried at Fair Value (d)           $18,977       $   587      $ 1,133       $18,431
                                           ========      ========     ========      ========

    (a) The Corporation's portfolio of securities generally consists of investment grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively-traded securities is based on independent broker quotations.
    (b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.
    (c) Comprised of all other debt, asset-backed and equity securities.
    (d) See Note 4 for loans accounted for pursuant to SFAS 115.

    Part I
    Item 1. (continued)

    NOTE 4 - LOANS
    --------------
    Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e., "Brady Bonds") are subject to the provisions of SFAS 115. The amortized cost and estimated fair value of loans measured pursuant to SFAS 115 for the dates indicated were as follows:

    March 31, 1995 (in millions)                            Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value
                                          ---------    ----------   ----------         -----
    Held-to-Maturity                        $ 1,998       $     6      $   989       $ 1,015
    Available-for-Sale                        1,635            71          523         1,183
                                           --------     ---------     --------      --------
       Total                                $ 3,633       $    77      $ 1,512       $ 2,198
                                           ========      ========     ========      ========

    December 31, 1994 (in millions)                         Gross        Gross
                                          Amortized    Unrealized   Unrealized          Fair
                                               Cost         Gains       Losses         Value
                                          ---------    ----------   ----------         -----

    Held-to-Maturity                        $ 1,998       $    10      $   848       $ 1,160
    Available-for-Sale                        1,635           150          369         1,416
                                           --------      --------     --------      --------
       Total                                $ 3,633       $   160      $ 1,217       $ 2,576
                                           ========      ========     ========      ========


    There were no sales of available-for-sale loans in the first quarter of 1995. Cash proceeds from the sales of such loans in the first quarter of 1994 were $318 million.

    As discussed in Note 1 - Basis of Presentation, the Corporation adopted SFAS 114 and SFAS 118 on January 1, 1995 which requires that the carrying value of impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

    The Corporation's impaired loans are those non-consumer loans currently reported as nonperforming. The Corporation recognizes interest income on those loans to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. For a further description of the Corporation's accounting policies for recognition of interest income on nonperforming loans, see Note One of the Notes to the Consolidated Financial Statements on pages B48-B51 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    Part I
    Item 1. (continued)

    The following table sets forth impaired loan disclosures as of and for the three months ended March 31, 1995.
                                                         March 31,
    (in millions)                                             1995
                                                         ---------

    Impaired Loans with an Allowance                       $  665
    Impaired Loans without an Allowance (a)                   277
                                                           ------
       Total Impaired Loans                                $  942
                                                           ======

    Allowance for Impaired Loans under
      SFAS 114 (b)                                         $  217
                                                           ======

    Average Balance of Impaired Loans
      during the Period                                    $  945
                                                           ======

    Interest Income Recognized on Impaired
      Loans during the Period                              $    4
                                                           ======
    [FN]
    (a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
    (b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.


    NOTE 5 - COMMON STOCK REPURCHASE
    --------------------------------
    During the 1995 first quarter, the Corporation repurchased 3.9 million shares of its common stock on the open market under a previously announced plan to repurchase up to 6 million shares in 1995. This follows a stock buyback program of 10 million shares completed in 1994.

    NOTE 6 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
    -----------------------------------------------------------
    For a discussion of the Corporation's postretirement medical and life insurance benefits provided to domestic employees, reference is made to page B60 of the Corporation's Annual Report filed on Form 10-K for the year ended December 31, 1994.

    On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits related to the Corporation's foreign employees. SFAS 106 requires recognition, during the years of the employees' active service, of the employer's expected cost and obligation of providing postretirement benefits other than pensions to employees and eligible dependents. The Corporation has not prefunded these benefits. Consistent with the January 1, 1993 adoption of SFAS 106 for its domestic employees, the Corporation elected to expense the entire unrecognized accumulated obligation related to its foreign employees via a one-time pre-tax charge of $17 million ($11 million after-tax or $0.05 per common share) on January 1, 1995.

    During the first quarter of 1995, the Corporation accrued $1 million of periodic expense related to its foreign employees, which is primarily comprised of interest on the accumulated obligation, and also included service cost-benefits earned during the quarter. Prior to January 1, 1995, the Corporation recognized the costs of providing postretirement medical benefits related to its foreign employees on a cash basis.

    Part I
    Item 1. (continued)

    NOTE 7 - RESTRUCTURING CHARGES
    ------------------------------
    In December 1994, the Corporation announced a two-year program to improve earnings per share and return on equity and, as a result, recorded a pre-tax restructuring charge of $260 million. The charge (which is primarily comprised of cash charges) is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions are tied to specific expense reduction initiatives such as commercial lending re-engineering, branch network rationalization and the process improvement program at Texas Commerce and will occur within the Global Bank, Regional Bank, Texas Commerce and Corporate sectors. At March 31, 1995 the reserve balance associated with this charge was approximately $227 million of which $112 million related to severance and other termination-related costs and $115 million related to the disposition of certain facilities, premises and equipment and termination of leases.

    During 1994, the Corporation also included in noninterest expense a restructuring charge of $48 million related to the closing of 50 New York branches and a staff reduction of 650. This restructuring charge primarily comprises real estate costs and severance costs associated with the closing of the 50 New York branches. Also included in the restructuring charge are severance costs involved in optimizing the branch staff at existing branches. This rationalization of the branch system is part of an ongoing Corporate-wide program to improve productivity. At March 31, 1995, the reserve balance associated with this restructuring charge was approximately $23 million (of which $22 million related to the pending disposition of certain facilities).

    At March 31, 1995, remaining reserve balances (associated with the pending disposition of facilities) related to 1993 restructuring charges were immaterial.

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

    NOTE 9 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
    --------------------------------------------------------------
    The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management. These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. A discussion of the credit and market risks involved with derivative and foreign exchange financial instruments is provided on pages B31-B34 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR TRADING
    PURPOSES: The financial instruments used for the Corporation's trading activities are disclosed in Note 2 of this Form 10-Q.

    The amount of credit risk regarding the Corporation's trading activities is disclosed on the balance sheet in accordance with Financial Accounting Standards Board Interpretation No. 39 ("FASI 39"). These amounts are disclosed in Note 2 of this Form 10-Q. The effects of market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

    DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR PURPOSES OTHER THAN TRADING: The Corporation's principal objective in using off-balance sheet instruments for purposes other than trading is for its asset/liability management. The majority of the Corporation's derivatives used for such activities are transacted through its trading units. A discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for asset/liability management activities is included on page B34 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    Part I
    Item 1. (continued)

    At March 31, 1995, gross deferred gains and gross deferred losses relating to closed financial futures contracts used in asset/liability management activities were $24 million and $63 million, respectively. Deferred gains and losses on closed financial futures contracts are generally amortized over periods ranging up to twelve months. The amortization periods are dependent upon when the contract is closed and the period of time over which the asset or liability is being hedged.

    The Corporation does not generally terminate its interest rate swaps; however, during the 1995 first quarter, certain swaps were terminated. As of March 31, 1995, gross deferred gains and gross deferred losses related to terminated interest rate swap contracts were $2 million and $35 million, respectively.

    The Corporation generally does not use derivative financial instruments to hedge anticipated transactions. Accordingly, at March 31, 1995, deferred gains and losses associated with such transactions were immaterial.

    Part I
    Item 1. (continued)

    The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of master netting agreements) for the dates indicated below. The table should be read in conjunction with the preceding narrative as well as the descriptions of these products and their risks included on pages B65-B66 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

                                                   Notional Amounts             Credit Exposure
                                               -------------------------    -----------------------
                                               March 31,  December 31,     March 31,  December 31,
    (in billions)                                   1995          1994          1995          1994
                                               ---------  ------------     ---------  ------------
    INTEREST RATE CONTRACTS
    Futures and Forward Rate Agreements
      Trading                                   $1,025.9      $  938.1       $   1.2       $   0.8
      Asset and Liability Management                52.9          32.8           ---           ---
    Interest Rate Swaps
      Trading                                    1,345.6       1,107.9           7.0           6.9
      Asset and Liability Management                55.5          50.7           0.2           0.2
    Purchased Options
      Trading                                      112.5          60.5           0.1           0.2
      Asset and Liability Management                13.1          13.7           ---           ---
    Written Options
      Trading                                      108.4          69.5           ---           ---
      Asset and Liability Management                 7.7           3.3           ---           ---
                                                --------      --------      --------      --------
        Total Interest Rate Contracts           $2,721.6      $2,276.5       $   8.5       $   8.1
                                                ========      ========      ========      ========

    FOREIGN EXCHANGE CONTRACTS
    Spot, Forward and Futures Contracts
      Trading                                    $ 924.6      $  794.0       $  18.0       $   7.3
      Asset and Liability Management                11.9          12.3           ---           ---
    Other Foreign Exchange Contracts (a)
      Trading                                      122.0          94.5           3.4           2.2
      Asset and Liability Management                 0.2           0.3           ---           ---
                                                --------      --------      --------      --------
        Total Foreign Exchange Contracts        $1,058.7      $  901.1       $  21.4       $   9.5
                                                ========      ========      ========      ========

    STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
      Trading                                    $   6.4      $    4.5       $   0.3       $   0.3
                                                ========      ========       =======       =======
    Total Credit Exposure Recorded on the Balance Sheet                      $  30.2       $  17.9
                                                                             =======       =======

    (a) Includes purchased options, written options and cross-currency interest rate swaps of $46.5 billion, $48.8 billion and $26.9 billion, respectively at March 31, 1995, compared with $34.2 billion, $38.4 billion and $22.2 billion, respectively, at December 31, 1994.

    In addition to the financial instruments presented in the preceding notional table, the Corporation also enters into transactions involving "when-issued securities" primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, they are not recorded on the balance sheet until issued. At March 31, 1995 and December 31, 1994, commitments to purchase when-issued securities were $5,440 million and $6,289 million, respectively, and commitments to sell when-issued securities were $5,484 million and $6,658 million, respectively.

    Part I
    Item 1. (continued)

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

    All of the Corporation's interest rate swaps and forward rate agreements are OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of March 31, 1995, approximately 33% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1994, approximately 19% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity that is exchange-traded versus OTC-traded will vary depending upon conditions in the market place.

    NOTE 10 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
    -----------------------------------------------------------------
    The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at March 31, 1995 and December 31, 1994. The table should be read in conjunction with the description of these products and their risks included on pages B66-B67 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
    ------------------------------------------------------------------
                                            March 31,   December 31,
    (in millions)                                1995           1994
                                            ---------   ------------

    Commitments to Extend Credit             $ 52,431(a)   $  49,266(a)
    Standby Letters of Credit (Net of Risk
       Participations of $5,014 and $5,218)    12,222         12,451
    Other Letters of Credit                     3,099          2,860
    Customers' Securities Lent                 18,565         18,979

    ------------------------------------------------------------------
    (a) Excludes credit card commitments of $19.6 billion and $19.0 billion at March 31, 1995 and December 31, 1994, respectively.
    ------------------------------------------------------------------

    NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
    ---------------------------------------------
    For a discussion of the Corporation's fair value methodologies, see pages B67-B69 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. At March 31, 1995, the carrying value and estimated fair value of financial assets required to be valued for purposes of SFAS 107 were $180.0 billion and $181.0 billion, respectively, compared with $166.0 billion and $166.8 billion, respectively, at December 31, 1994. At March 31, 1995, the carrying value and estimated fair value of financial liabilities required to be valued for purposes of SFAS 107 were $173.9 billion and $174.4 billion, respectively, compared with $160.2 billion and $160.8 billion at December 31, 1994.

    Part I
    Item 1. (continued)

    The following table presents the carrying value and estimated fair value at March 31, 1995 of financial assets and liabilities valued under SFAS 107 and certain derivatives contracts (which are primarily interest rate swaps) used for asset/liability management ("ALM") activities related to such financial assets and liabilities.


                                        Financial Assets/                        Derivative Contracts Used
                                      Financial Liabilities                         for ALM Activities
                                       --------------------         --------------------------------------------------

                                                    Estimated                      Gross           Gross      Estimated
                                       Carrying       Fair         Carrying     Unrecognized   Unrecognized      Fair
    (in millions)                      Value(a)     Value(a)       Value(b)        Gains          Losses        Value
                                       --------      -------        -------     -----------     -----------   ---------
    FINANCIAL ASSETS:
    Assets for Which Fair Value
      Approximates Book Value         $ 31,496      $ 31,496        $  ---        $  ---         $ ---         $  ---
    Trading Assets:
      Debt and Equity Instruments       10,900        10,900           ---           ---           ---            ---
      Risk Management Instruments       29,977        29,977           ---           ---           ---            ---
    Securities Held-to-Maturity          8,442         8,230           ---           ---           ---            ---
    Securities Available-for-Sale       19,407        19,407           287           ---           ---            287
    Loans, Net                          77,914        78,628            29           123          (237)           (85)
    Derivatives in Lieu of
      Cash Market Instruments               15            87            15           213          (141)            87
    Other Assets                         1,876         2,242           ---           ---           ---            ---
                                      --------      --------
      Total Financial Assets          $180,027      $180,967
                                      ========      ========

    FINANCIAL LIABILITIES:
    Liabilities for Which Fair Value
      Approximates Book Value         $119,354      $119,354             1             3            (6)            (2)
    Domestic Time Deposits              15,771        16,179            71            21          (395)          (303)
    Long-Term Debt                       7,709         7,785             5            14          (124)          (105)
    Trading Liabilities - Risk
      Management Instruments            31,050        31,050           ---           ---           ---            ---
                                      -------       --------
      Total Financial Liabilities     $173,884      $174,368
                                      ========      ========

    (a) The carrying value and estimated fair value of financial assets/liabilities include the carrying value and estimated fair value of derivative contracts used in asset/liability management activities.
    (b) The carrying value of derivatives used for asset/liability management is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in
        Securities:  Available-for-Sale on the balance sheet.

    Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Therefore, in addition to the derivative contracts in the above table, the Corporation also uses derivative contracts (primarily interest rate floors) to hedge its purchased mortgage servicing rights which are not required to be fair valued under SFAS 107. At March 31, 1995, the notional amount of such derivatives was $2.4 billion, the carrying value was $4.8 million, and the gross unrecognized gains and losses of such derivatives were $0.2 million and $1.8 million, respectively, resulting in an estimated fair value of $3.2 million.

    The above table does not include futures contracts which the Corporation uses in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as securities, loans and deposits. Gross deferred gains and losses from daily margin settlements on open futures contracts were $1 million and $56 million, respectively, at March 31, 1995. The deferred gains and losses from open futures contracts are amortized to income after the contracts close. See page 13 of this Form 10-Q for a discussion of closed futures contracts related to ALM activities.

    Part I
    Item 2.

                                                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                     OF FINANCIAL CONDITION AND RESULTS
                                                                OF OPERATIONS

                                                        CHEMICAL BANKING CORPORATION
                                                       QUARTERLY FINANCIAL HIGHLIGHTS
                                               (in millions, except per share and ratio data)


                                                    1995                                1994
                                                --------       -------------------------------------------------------
                                                   First          Fourth          Third          Second          First
                                                 Quarter         Quarter        Quarter         Quarter        Quarter
                                                 -------         -------        -------         -------        -------
    EARNINGS:
    Income Before Effect of Accounting Change    $   396         $   179        $   439         $   357         $  319
    Net Effect of Change in Accounting Principle     (11)(a)         ---            ---             ---            ---
                                                 -------         -------        -------         -------        -------
    Net Income                                   $   385         $   179        $   439         $   357         $  319
                                                 =======         =======        =======         =======        =======
    Net Income Applicable to Common Stock        $   355         $   149        $   396         $   324         $  287
                                                 =======         =======        =======         =======        =======

    Per Common Share:
    Income Before Effect of Accounting Change    $  1.51         $   .63        $  1.60         $  1.28         $ 1.13
    Net Effect of Change in Accounting Principle   (0.05)(a)         ---            ---             ---            ---
                                                 -------         -------        -------         -------        -------
    Net Income                                   $  1.46         $   .63        $  1.60         $  1.28         $ 1.13
                                                 =======         =======        =======         =======        =======

    Book Value                                   $ 38.79         $ 37.88        $ 38.29         $ 37.17         $36.74
    Market Value                                 $ 37.75         $ 35.88        $ 35.00         $ 38.50         $36.38
    Common Dividends Declared                    $   .44         $   .44        $   .44(b)      $   .38         $  .38

    COMMON SHARES OUTSTANDING:
    Average                                        243.2           244.5          246.6           253.1          253.2
    Period End                                     240.8           244.5          244.4           250.9          253.3

    PERFORMANCE RATIOS:
    Return on Average Assets (c)                     .89%            .42%          1.03%            .87%           .79%
    Return on Average Common Equity (c)            15.50%           6.29%         16.92%          13.90%         12.24%
    Return on Average Stockholders' Equity (c)     14.54%           6.54%         16.14%          12.96%         11.59%
    Efficiency Ratio (d)                            64.6%           67.2%          62.9%           62.3%          61.2%

    CAPITAL RATIOS:
    Common Stockholders' Equity to Assets            5.0%            6.2%           5.5%            5.5%           5.6%
    Total Stockholders' Equity to Assets             5.8%            5.4%           6.4%            6.6%           6.6%
    Tier 1 Leverage (e)                              5.8%            5.9%           5.9%            6.4%           6.2%
    Risk-Based Capital Ratios:
        Tier I (4.0% required) (e)                   8.1%            8.2%           8.2%            8.7%           8.3%
        Total  (8.0% required) (e)                  12.1%           12.3%          12.3%           12.8%          12.5%

    (a) On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") for the accounting for other postretirement benefits relating to the Corporation's foreign employees.
    (b) In the third quarter of 1994, the Corporation increased its quarterly common stock dividend to $0.44 per share.
    (c) Quarterly performance ratios are based on annualized reported net income amounts.
    (d) Excludes restructuring charges, foreclosed property expense, emerging markets past-due interest bond sales and gain on the sale of the Corporation's investment in Far East Bank and Trust Company.
    (e) In accordance with current regulatory guidelines, these ratios exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

    -------------------------------------------------------------------
    OVERVIEW
    -------------------------------------------------------------------

    Chemical Banking Corporation reported net income for the first quarter of $385 million, an increase of 21% from net income of $319 million in the comparable period of 1994. On a per share basis, earnings for the 1995 first quarter increased 29% to $1.46 per common share, compared with $1.13 in the first quarter of 1994.

    The Corporation's 1995 first quarter results reflected a solid performance in several core businesses and good progress on the expense and capital initiatives that were announced by the Corporation in the 1994 fourth quarter. Operating expenses declined significantly from the 1994 fourth quarter and were essentially flat when compared with the same period a year ago. Additionally, the Corporation announced the proposed sale of Chemical New Jersey Holdings Inc., divested an overseas equity investment and launched the second phase of a common stock buyback program. For a further discussion of the expense and capital initiatives announced by the Corporation in the 1994 fourth quarter, see the Actions to Improve Earnings Per Share section on pages B16-B17 of the Corporation's Annual Report on Form 10-K for the year ended December 31 1994.

    During the 1995 first quarter, the Corporation announced a definitive agreement to sell its wholly-owned subsidiary, Chemical New Jersey Holdings, Inc., to PNC Bank Corp. ("PNC") for approximately $504 million. The sale, which is expected to close by year-end, does not include the Corporation's franchise in northeastern New Jersey, where the Corporation is retaining 40 branches and commercial banking operations. Also during the 1995 first quarter, the Corporation sold its interest in Far East Bank and Trust Company in the Philippines, resulting in an $85 million gain ($51 million after-tax). This transaction was part of the previously-announced program of selling minority interests in overseas entities that are not considered strategic. As of March 31, 1995, the Corporation had repurchased 3.9 million shares of its common stock as part of a plan to repurchase up to 6 million shares by the 1995 year-end.

    The Corporation's nonperforming assets at March 31, 1995 were $1,130 million, a decline of $9 million from $1,139 million at December 31, 1994 and a decline of $2,073 million from $3,203 million at March 31, 1994. Nonperforming assets have declined by $5,457 million, or 83%, from their peak level of $6,587 million in September 1992.

    At March 31, 1995, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.13% and 12.13%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). At March 31, 1995, the Corporation was "well capitalized" as defined by the Federal Reserve Board. These ratios were slightly below the reported 8.20% and 12.35%, respectively, at December 31, 1994 reflecting a $2.9 billion increase in risk-weighted assets primarily due to an increase in risk management instruments at March 31, 1995.

    In the first quarter of 1995, the Corporation adopted SFAS 106 for its foreign employees and, as a result, recorded a $17 million charge ($11 million after-tax or $0.05 per common share). The treatment of the 1995 adoption of SFAS 106 as an accounting change is consistent with the Corporation's adoption of SFAS 106 for domestic employees in 1993.

    ------------------------------------------------------------------
    RESULTS OF OPERATIONS
    ------------------------------------------------------------------
    NET INTEREST INCOME
                                                First Quarter
                                          ---------------------
    (in millions)                            1995          1994
                                          -------       -------

    Total Interest Income                  $2,666        $2,090
    Total Interest Expense                  1,510           947
                                          -------       -------
    Net Interest Income                     1,156         1,143
    Taxable Equivalent Adjustment (a)           8             5
                                          -------       -------
    Net Interest Income - Taxable
      Equivalent Basis                     $1,164        $1,148
                                          =======       =======

    [FN]
    (a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

    The Corporation's net interest income for the first quarter was $1,156 million in 1995, compared with $1,143 million in the first quarter of last year. The year-over-year increase is attributable to a higher level of average interest-earning assets. Average interest-earning assets were $135.8 billion in the 1995 first quarter, an increase of $6.0 billion from the prior year's comparable quarter, principally reflecting a 16% increase in average consumer loans outstanding.

    In the 1995 first quarter, the composition of average interest-earning asset mix was relatively unchanged from both the 1994 fourth quarter and the prior year's comparable quarter. The following table reflects the composition of interest-earning assets as a percentage of total earning assets and the net yield on interest-earning assets for the periods indicated.

    AVERAGE EARNING ASSET MIX

                                            First Quarter
                               -----------------------------------------
                                     1995                   1994
                               --------------------  -------------------
                                      % of Total              % of Total
                                       Interest-              Interest-
    (Taxable equivalent       Average    Earning       Average  Earning
    rates; in millions)       Balance     Assets       Balance   Assets
                               ------   --------        ------  -------

    Consumer Loans            $ 30,269     22%         $ 25,989     20%
    Commercial Loans            47,685     35            48,492     37
    Securities                  27,736     21            26,406     21
    Liquid Interest-Earning
      Assets                    30,087     22            28,917     22
                              --------   ----          --------   ----
      Total Interest-Earning
        Assets                $135,777    100%         $129,804    100%
                              ========   ====          ========   ====

    Interest-Rate Spread              2.80%                    3.08%
                                      ====                     ====
    Net Yield on Interest-
      Earning Assets                  3.48%                    3.59%
                                      ====                     ====

    The Corporation's average total loans were $78.0 billion in the 1995 first quarter, an increase of $3.5 billion from the comparable 1994 period. The increase reflected the continued growth in consumer loans (principally from residential mortgage and credit card activities), partially offset by a reduction in the commercial real estate portfolio and a slight decline in commercial loans. Although average commercial loan outstandings were lower in the first quarter of 1995 than the comparable 1994 period, commercial loans at March 31, 1995 represented the third consecutive quarterly increase since the June 30, 1994 level. This increase reflected an upward trend in commercial lending activity experienced during the latter half of 1994 and into the first quarter of 1995. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio, with its consumer loans continuing to grow faster than its commercial loans. For a further discussion of the Corporation's loans, see the loan portfolio section on page 30 of this Form 10-Q.

    The $6.0 billion growth in interest-earning assets was funded by a $6.8 billion increase in interest-bearing liabilities. For the 1995 first quarter, average interest-bearing liabilities were $117.9 billion, compared with $111.1 billion for the same period in 1994, principally due to a higher level of Federal funds purchased and securities sold under repurchase agreements. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions as well as a source of financing for the securities portfolio.

    The negative impact on net interest income from nonperforming loans (excluding nonperforming loans held for accelerated disposition) in the first quarter of 1995 was $20 million, compared with $19 million in the first quarter of 1994. Although the level of nonperforming loans declined significantly from the March 31, 1994 level, interest that was recognized in income decreased significantly in the first quarter of 1995, compared with the first quarter of 1994, as a result of lower cash collections. This caused the negative impact on net interest income from nonperforming loans to be relatively flat for the 1995 first quarter versus the 1994 first quarter.

    The favorable impact on net interest income from the Corporation's asset/liability derivative activities, whereby certain of the Corporation's assets and liabilities are hedged with derivative instruments in order to alter the yield on such assets and liabilities, was approximately $16 million for the first quarter of 1995, compared with $60 million for the first quarter of 1994.

    The interest rate spread, which is the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities, was 2.80% for the first quarter of 1995, compared with 3.08% for the same period a year ago. The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.48% in the 1995 first quarter, compared with 3.59% in the same period a year ago. The decreases in the interest rate spread and net yield reflected narrower loan spreads and the impact of higher interest rates, partially offset by wider deposit spreads and an increased contribution from noninterest-bearing funds. The contribution from interest-free funds to the net yield was 68 basis points in the 1995 period, an increase from a 51 basis point contribution in the comparable 1994 period. The improvement from the prior year is due to the higher interest rate environment during 1995, despite a decrease of $800 million in interest-free funds.

    Despite its outlook for loan growth in 1995, management anticipates that net interest income for 1995 will approximate or be somewhat lower than the 1994 full year level.

    For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on page 48.

    PROVISION FOR LOSSES

    The provision for losses for the first quarter of 1995 was $120 million, down significantly from $205 million in the first quarter of 1994, but was up from the 1994 fourth quarter level of $85 million. The increase in the provision from the prior quarter was primarily due to an unusually high level of loan recoveries in the fourth quarter of 1994. The gross recoveries in the 1995 first quarter were $30 million, down from $82 million in the 1994 fourth quarter and down from $53 million in the prior year period.

    As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the quarterly provision for losses during the remainder of 1995 is expected to be generally consistent with the 1995 first quarter level.

    NONINTEREST REVENUE

    Noninterest revenue for the 1995 first quarter was $870 million, compared with the $931 million recorded in the same period last year. The decrease in 1995 was largely due to lower trading revenue, lower securities results and the absence of gains on emerging markets-related bond sales. Partially offsetting these declines are higher corporate finance and syndication fees and gains on the sale of certain assets included in other revenue (primarily, the Far East Bank and Trust Company). The following table reflects the composition of total noninterest revenue for the periods indicated:

                                                    First Quarter
                                                  -----------------
    (in millions)                                  1995        1994
                                                -------     -------

    Trust and Investment Management Fees        $    91     $   110
    Corporate Finance and Syndication Fees          119          82
    Service Charges on Deposit Accounts              74          69
    Fees for Other Banking Services                 294         290
    Trading Revenue                                  56         185
    Securities Gains (Losses)                       (18)         46
    Other Revenue                                   254         149
                                                -------     -------
       Total Noninterest Revenue                $   870     $   931
                                                =======     =======

    Trust and investment management fees decreased $19 million during the first quarter of 1995 compared with the previous year's first quarter. The following table reflects the components of trust and investment management fees for the periods indicated.

                                                    First Quarter
                                                ----------------------
    (in millions)                                  1995        1994
                                                -------    --------

    Trust and Investment Management Fees:
      Personal Trust and Investment
        Management Fees                         $    50     $    53
      Corporate and Institutional
        Trust Fees                                   31          46
      Other, primarily Foreign Asset
        Management                                   10          11
                                                -------     -------
    Total Trust and Investment Management Fees  $    91     $   110
                                                =======     =======


    The decline of $15 million in corporate and institutional trust fees was due to the absence of $10 million in fees in 1995 related to the joint venture with Mellon Bank Corporation. As a result of the definitive agreement between the Corporation and Mellon Bank Corporation relating to the shareholder services joint venture, effective January 1, 1995 revenues and expenses of the affected business units were reflected on an equity basis within other revenue. Also contributing to the reduction within this category was the sale of certain units of Ameritrust Texas Corporation ("Ameritrust"), the effect of attrition of certain Ameritrust and First City Bancorp of Texas ("First City") customers experienced during 1994, and continued pricing pressures affecting the corporate and institutional trust business.

    Corporate finance and syndication fees were $119 million in the 1995 first quarter, an increase of 45% from the previous year's first quarter. The increase from last year reflects continued strong growth in loan syndications and high-yield public debt underwritings. During the 1995 first quarter, the Corporation acted as agent or co-agent for approximately $63 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution. Management expects the strong activity level in the marketplace to continue throughout the remainder of 1995.

    Fees for other banking services for the first quarter of 1995 were $294 million, a slight increase from the comparable 1994 period, reflecting higher credit card and mortgage servicing revenue, offset partially by lower fees in lieu of compensating balances. The following table sets forth the components of fees for other banking services for the first quarters of 1995 and 1994.

                                                    First Quarter
                                               ------------------------
    (in millions)                                  1995        1994
                                                -------     -------
    Fees for Other Banking Services:
      Credit Card Services Revenue              $    80     $    75
      Fees in Lieu of Compensating Balances          47          58
      Commissions on Letters of Credit
        and Acceptances                              41          37
      Loan Commitment Fees                           24          22
      Mortgage Servicing Fees                        23          16
      Other                                          79          82
                                                -------     -------
    Total Fees for Other Banking Services       $   294     $   290
                                                =======     =======

    The higher level of credit card services revenue in the first quarter of 1995 reflected an increased volume of retail credit cards from a growing cardholder base, primarily as a result of the Corporation's co-branded Shell MasterCard program. Outstandings in the credit card lending portfolio were $9.5 billion at March 31, 1995, compared with $7.3 billion at the same date a year ago, almost all of which related to the Shell MasterCard.

    Mortgage servicing fees increased $7 million in the first quarter of 1995, reflecting a higher level of mortgage servicing volume from the acquisition of Margaretten Financial Corporation
    ("Margaretten") on July 1, 1994, as well as additions to the portfolio from mortgage originations.

    Fees in lieu of compensating balances decreased by $11 million in the 1995 first quarter to $47 million. Customers often pay for cash management or other banking services by maintaining noninterest-bearing deposits. As interest rates increase, the required compensating balance for a given level of service will decrease. As a result, during the 1995 first quarter, when interest rates were higher than in the 1994 first quarter, a greater volume of customers maintained a compensating balance in lieu of paying a fee.

    The following table sets forth the components of trading revenue for the first quarters of 1995 and 1994.

                                                    First Quarter
                                               ------------------------
    (in millions)                                  1995        1994
                                                -------     -------

    Trading Revenue:
      Interest Rate Contracts (a)               $    19     $    88
      Foreign Exchange Revenue (b)                   75          45
      Debt Instruments and Other (c)                (38)         52
                                                -------     -------
    Total Trading Revenue                       $    56     $   185
                                                =======     =======

    [FN]
    (a) Includes interest rate swaps, currency swaps, forward contracts, interest rate futures, and forward rate agreements and related hedges.
    (b)  Includes foreign exchange spot and option contracts.
    (c) Includes U.S. government and foreign government agency and corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.


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

    The trading environment continued to be difficult during the first quarter of 1995 when compared with the same period in 1994, primarily due to conditions in the emerging markets and European markets. The decrease in revenue from interest rate contracts for the 1995 first quarter was primarily due to unexpected increases in certain European interest rates, while foreign exchange revenues benefited from volatility in the currency markets. The decrease in debt instrument revenue was primarily due to major declines in the prices of emerging markets debt instruments during the 1995 first quarter.

    The Corporation recorded net losses on the sales of its securities of $18 million in the 1995 first quarter, compared with net gains of $46 million in the same period in 1994. The 1995 loss reflected a $13 million permanent impairment on Barings Bank PLC securities held by the Corporation and an $11 million loss on available-for-sale securities sales at Chemical Bank New Jersey as part of the repositioning of the remaining bank in anticipation of the sale of the central and southern branches. For further discussion of the Corporation's securities, see Note 3 - Securities of the Notes to Financial Statements of this Form 10-Q.

    The following table presents the composition of other noninterest revenue for the periods indicated.

                                                    First Quarter
                                                ---------------------
    (in millions)                                  1995        1994
                                                -------     -------

    Other Revenue:
      Revenue from Equity-Related Investments $ 107 $ 83 Net Gains on Emerging Markets-Related
        Interest Bond Sales                          --          45
      All Other Revenue                             147(a)       21
                                                -------     -------
    Total Other Revenue                         $   254     $   149
                                                =======     =======

    [FN]
    (a) Includes $85 million gain on the sale of the Corporation's investment in Far East Bank and Trust Company.

    Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $107 million in the 1995 first quarter, compared with $83 million in the comparable 1994 period. Average revenue from equity-related investments was approximately $94 million per quarter, based on revenues during the last five quarters. At March 31, 1995, the Corporation had equity-related investments with a carrying value of $1.9 billion. The Corporation believes that equity-related investments will continue to make substantial contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period.

    In the first quarter of 1995, the Corporation had no emerging markets-related past-due interest bond sales, compared with $45 million of gains from the sale of such bonds in the 1994 first quarter. As of March 31, 1995, the Corporation had approximately $101 million face value of emerging markets-related past-due interest bonds that were unsold but that were available-for-sale.

    In the 1995 first quarter, all other revenue included a $85 million gain related to the sale of the Corporation's 12% interest in Far East Bank and Trust Company in the Philippines. This transaction was part of a previously-announced program of selling minority interests in overseas entities that are not considered strategic. All other revenue increased during the 1995 first quarter when compared with the previous year's comparable period, due to higher equity income from the Corporation's investment in CIT as well as from certain Brazilian affiliates. The Corporation's share of net income from its 40% interest in CIT, after purchase accounting adjustments, was $19 million in the 1995 first quarter, an increase from $17 million in the 1994 first quarter. Also included in all other revenue for the 1995 first quarter was a net gain of $2 million in connection with the Corporation's residential mortgage sales activities, compared with a net loss of $25 million in the 1994 first quarter.

    NONINTEREST EXPENSE

    Noninterest expense in the 1995 first quarter was $1,246 million, compared with $1,333 million in the fourth quarter of 1994 and $1,276 million in the first quarter of 1994. The comparable amounts in the fourth and first quarters of 1994 exclude restructuring charges of $260 million and $48 million, respectively. The following table presents the components of noninterest expense for the periods indicated.

                                                    First Quarter
                                                ---------------------
    (in millions)                                  1995        1994
                                                -------     -------

    Salaries                                    $   546     $   518
    Employee Benefits                               107         119
    Occupancy Expense                               135         146
    Equipment Expense                               101          84
    Foreclosed Property Expense                      (7)         35
    Restructuring Charge                            ---          48
    Other Expense                                   364         374
                                                -------     -------
       Total Noninterest Expense                $ 1,246     $ 1,324
                                                =======     =======


    Excluding the restructuring charges in the 1994 first and fourth quarter periods, noninterest expense for the 1995 first quarter decreased $30 million from the previous year's first quarter, and $87 million from the preceding quarter. These declines reflect the initial benefits of certain expense reduction initiatives undertaken by the Corporation at the end of 1994. Additionally, as a result of the previously-mentioned joint venture agreement with Mellon Bank Corporation, $16 million of 1995 first quarter expense associated with the stock transfer and related shareholder servicing operations is being recorded on an equity basis within noninterest revenue. The decrease in noninterest expense from the first quarter of 1994 was partially offset by the inclusion of $29 million of noninterest expenses in the first quarter of 1995, relating to Margaretten, which was acquired in July 1994.

    The increase in salaries for the 1995 first quarter was primarily due to additional staff costs resulting from the 1994 Margaretten acquisition, and the continued growth in the Corporation's securities underwriting business. When compared with salaries in the 1994 fourth quarter of $571 million, the decrease in the 1995 first quarter reflected a decline in incentives as a result of lower trading results, the impact of personnel reductions and lower salaries due to the aforementioned joint venture with Mellon Bank Corporation. Total staff at March 31, 1995 amounted to 41,547 compared with 42,130 at December 31, 1994 and 41,112 at March 31, 1994. At March 31, 1995, there were approximately 900 positions eliminated, out of the 3,700 positions targeted for elimination, as part of the Corporation's actions to improve earnings per share.

    Employee benefits in the 1995 first quarter decreased $12 million from the prior year period reflecting lower retirement plan expenses as well as a reduction in expenses resulting from the adoption of the aforementioned expense reduction programs, partially offset by higher OPEB expense resulting from the adoption of SFAS 106 for the Corporation's foreign employees.

    Occupancy expense in the 1995 first quarter decreased by $11 million from the prior year period, primarily due to the impact of branch divestitures and the continuing consolidation of the New York branch system, along with other expense reduction initiatives.

    Equipment expense in the 1995 first quarter was $101 million, compared with $84 million in the comparable 1994 period. The increase in 1995 was primarily the result of continued technology enhancements to support the Corporation's investment in certain key businesses (in particular its trading and consumer banking businesses). Additionally, the higher equipment expense level in the 1995 first quarter reflects the Margaretten acquisition.

    Foreclosed property expense in the 1995 first quarter was a credit of $7 million, compared with an expense of $35 million in the same 1994 period, reflecting significant progress in managing the Corporation's real estate portfolio. Included in the 1995 first quarter amount were payments received related to certain foreclosed properties previously written down.

    The following table presents the components of other expense for the periods indicated.

                                                    First Quarter
                                              ----------------------
    (in millions)                                  1995        1994
                                                -------     -------

    Other Expense:
       Professional Services                    $    54     $    46
       Marketing Expense                             43          40
       FDIC Assessments                              37          42
       Telecommunications                            32          30
       Amortization of Intangibles                   28          29
       All Other                                    170         187
                                                -------     -------
         Total                                  $   364     $   374
                                                =======     =======

    Other expense for the 1995 first quarter decreased $10 million, or 3%, when compared with the same period in 1994. Federal Deposit Insurance Corporation ("FDIC") assessments decreased 12% from the 1994 first quarter level reflecting a lower deposit base during the 1995 period. All other expense, which includes various smaller expense categories such as stationery and other supplies, postage, shipping, travel and insurance, decreased by 9% in the 1995 first quarter, primarily as a result of the Corporation's aggressive sourcing and other expense reduction initiatives. Partially offsetting the quarter-over-quarter decrease in other expense were higher professional service fees, reflecting continued use of contract computer consultants associated with the Corporation's ongoing technology enhancement efforts to improve productivity. Other expense in the 1995 first quarter also included operating costs of approximately $14 million relating to Margaretten.

    The Corporation announced on December 1, 1994 that, as a result of the expense reduction initiatives undertaken at that time, it was targeting noninterest expense in each of 1995 and 1996 to be flat with full year 1994. At the current time, the Corporation believes that 1995 and 1996 noninterest expense will be approximately equal to or less than 1994 noninterest expense.

    The Corporation's efficiency ratio (excluding restructuring charges, foreclosed property expense, emerging markets-related past-due interest bond sales and gain from the sale of Far East Bank and Trust Company) was 64.6% in the 1995 first quarter, compared with 61.2% in the same 1994 period. The Corporation remains committed to improving its operating margins and return levels and to achieving an efficiency ratio of 60% in 1995 and 57% in 1996 as a result of the programs initiated in December 1994.

    INCOME TAXES
    The Corporation recorded income tax expense of $264 million in the 1995 first quarter, compared with $226 million in the comparable 1994 period. The Corporation's effective tax rate was 40.0% and 41.5% in the first quarter of 1995 and 1994, respectively.

    ------------------------------------------------------------------
    BUSINESS ORGANIZATION
    ------------------------------------------------------------------

    The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank and Texas Commerce Bank National Association.

    LINES-OF-BUSINESS RESULTS
    Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance for all sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

    Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk grading system that is consistently applied throughout the Corporation. During 1994, the Corporation revised its equity allocation approach. These changes resulted in a restatement of the previously published 1994 first quarter capital allocation to each of the four business sectors. A long-term expected tax rate is assigned in evaluating the Corporation's businesses.

    Commencing with the 1995 first quarter, Texas Commerce Equity Holdings Inc. ("Texas Commerce") is being reported on a management accounting basis instead of a legal entity basis. The 1994 results for Texas Commerce have been restated to conform to the current presentation.

                                                    Global Bank                 Regional Bank              Texas Commerce
    For the three months ended March 31,
    (in millions, except ratios)                 1995          1994           1995          1994          1995           1994
                                              -------       -------        -------       -------       -------         ------
    Net Interest Income                     $     257      $    232      $     727     $     731      $    173      $     161
    Noninterest Revenue                           446           499            310           307           102            106
    Noninterest Expense                           299           292            707           742(b)        199            199
                                            ---------      --------      ---------     ---------      --------      ---------
    Operating Margin                              404           439            330           296            76             68
    Credit Provision                               36            42            114           111            15             15
    Foreclosed Property Expense                   ---             3              2             1           (21)           ---
                                            ---------      --------      ---------     ---------      --------      ---------
    Income Before Taxes                           368           394            214           184            82             53
    Income Taxes                                  128           162             98            78            30             19
                                            ---------      --------      ---------     ---------      --------      ---------
    Net Income Before Accounting
      Change                                      240           232            116           106            52             34
    Accounting Change                             ---           ---            ---           ---           ---            ---
                                            ---------      --------      ---------     ---------      --------      ---------
    Net Income                              $     240      $    232      $     116     $     106      $     52      $      34
                                            =========      ========      =========     =========      ========      =========

    Average Assets                          $ 111,255      $100,703      $  45,652     $  41,872      $ 19,070      $  20,693
    Return on Common Equity                      22.8%         21.7%          14.8%         15.0%         14.6%           8.1%
    Return on Assets                             0.87%         0.93%          1.03%         1.03%         1.11%          0.67%
    Efficiency Ratio (c)                         48.4%         42.6%          68.2%         66.9%         72.4%          74.5%
    ===============================================================================================================================
                                                                                 Real Estate                  Total(a)

    For the three months ended March 31,                                      1995          1994          1995           1994
    (in millions, except ratios)                                           -------       -------       -------        -------




    Net Interest Income                                                  $      37     $      42      $  1,156      $   1,143
    Noninterest Revenue                                                          3             5           870            931
    Noninterest Expense                                                         24            23         1,253          1,289(b)
                                                                         ---------     ---------      --------      ---------
    Operating Margin                                                            16            24           773            785
    Credit Provision                                                            13            67           120            205
    Foreclosed Property Expense                                                  6            31            (7)            35
                                                                         ---------     ---------      --------      ---------
    Income (Loss) Before Taxes                                                  (3)          (74)          660            545
    Income Taxes (Benefits)                                                     (1)          (33)          264            226
                                                                         ---------     ---------      --------      ---------
    Net Income (Loss) Before
      Accounting Change                                                         (2)          (41)          396            319
    Accounting Change                                                          ---           ---           (11)           ---
                                                                         ---------     ---------      --------      ---------
    Net Income (Loss)                                                    $      (2)    $     (41)     $    385      $     319
                                                                         =========     =========      ========      =========

    Average Assets                                                       $   4,043     $   5,917      $175,467      $ 164,152
    Return on Common Equity                                                     NM            NM          15.5%          12.2%
    Return on Assets                                                            NM            NM          0.89%          0.79%
    Efficiency Ratio (c)                                                        NM            NM          64.6%          61.2%

    (a) Total column includes Corporate sector. See description of Corporate sector on page 30.
    (b) Includes restructuring charge of $48 million.
    (c) Efficiency ratio excludes restructuring charges, foreclosed property expense, emerging markets past-due interest bond sales and the gain from the sale of the Corporation's investment in Far East Bank and Trust Company.
    NM - Not meaningful.

    GLOBAL BANK

    The Global Bank is organized into four principal management entities: Asia, Europe & Global Markets (securities, foreign exchange and derivatives trading, the Corporation's treasury functions, and the administration of the international branch system in Asia and Europe); Banking & Corporate Finance (worldwide wholesale client management and venture capital activities); Global Investment Banking (acquisition finance, syndicated finance, high-yield finance, mergers and acquisitions, restructuring and refinance and lease finance); and Emerging Markets (cross-border investment banking, local merchant banking and trade finance). The Global Bank seeks to optimize its risk profile by emphasizing originations, underwriting, distribution, and risk management products.

    The Global Bank's net income in the first quarter of 1995 was $240 million, an increase of $8 million from the first quarter of 1994. The increase in the 1995 first quarter results was primarily due to a gain on the sale of the Corporation's interest in Far East Bank and Trust Company and an 11% increase in net interest income, partially offset by lower trading revenue and higher noninterest expense. For the first quarter of 1995, trading revenue decreased to $44 million compared with $180 million in the 1994 first quarter, reflecting major declines in the prices of emerging market debt instruments and to unexpected increases in certain European interest rates. Noninterest expenses rose $7 million, or 2%, when compared with the same 1994 period, due primarily to the Global Bank's continued investment in its securities and trading businesses.

    The results for Asia, Europe & Global Markets in the first quarter of 1995 decreased 33% from last year's first quarter, primarily due to lower noninterest revenue and higher noninterest expense. These factors were partially offset by an increase in net interest income. Noninterest revenue declined 39% which is attributable to the unfavorable trading conditions and lower securities gains in the 1995 first quarter compared with the same period in 1994. The increase in noninterest expense is due to the previously mentioned investment in securities and trading businesses. Net interest income in the first quarter of 1995 rose 14% compared with the 1994 first quarter primarily due to wider spreads on short term investments.

    Banking & Corporate Finance's results in the first quarter of 1995 improved 54% from last year's comparable period reflecting increases in noninterest revenue. The increase in noninterest revenue was primarily due to growth in fee income and to gains on the sale of equity investments. Additionally, the credit provision decreased 25%, reflecting improved credit quality.

    Global Investment Banking's 1995 first quarter performance was up significantly from the same period in 1994. Performance was characterized by a record level of corporate finance and syndication fees driven by a combination of sizable refinancings, acquisition loans, high yield public debt underwritings, and private placements.

    The earnings for Emerging Markets increased 29% in the 1995 first quarter when compared with the 1994 first quarter, primarily due to the aforementioned gain on the sale of the Corporation's interest in Far East Bank and Trust Company. This positive impact was offset by lower trading results and the absence of gains on emerging markets-related bond sales in the 1995 first quarter, compared with gains of $45 million recorded on such sales in the first quarter of 1994.

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

    In March 1995, the Corporation announced a definitive agreement to sell its wholly-owned subsidiary, Chemical New Jersey Holdings, Inc., to PNC for approximately $504 million. The sale, which is expected to close by year-end, does not include the Corporation's franchise in northeastern New Jersey, where the Corporation is retaining 40 branches and commercial banking operations.

    The Regional Bank's net income of $116 million in the first quarter of 1995 increased from last year's first quarter results of $106 million. The 1994 first quarter results included a $48 million restructuring charge ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding the restructuring charge, the Regional Bank's 1995 first quarter earnings decreased by $18 million when compared with last year's first quarter due to higher noninterest expense (reflecting the acquisition of Margaretten in July 1994) and an increase in the credit provision.

    For the first quarter of 1995, New York Markets had a 23% increase in revenue over the comparable 1994 quarter. The increase was primarily attributable to an increase in net interest income due to favorable deposit spreads and to higher deposit servicing fees relating to pricing initiatives undertaken in the first half of 1994. Despite a 13% growth in loan volume in the 1995 first quarter, the National Consumer Business results decreased $18 million from last year's first quarter. The decrease was due to a decline in net interest income from unfavorable loan spreads and higher noninterest expense (reflecting the Margaretten acquisition).
    Retail Card Services results for the 1995 first quarter decreased
    9% when compared with the 1994 first quarter due to higher noninterest expense and an increase in the credit provision, despite strong revenue growth generated from the Shell MasterCard.

    Middle Market's 1995 first quarter earnings increased 16% from last year's first quarter due to a decrease in the credit provision reflecting a substantial decline in nonperforming assets, partially offset by a 9% decrease in fee revenues due to lower deposit servicing fees and lower fees in lieu of compensating balances.
    The results for Private Banking in the first quarter of 1995 were significantly lower than the 1994 first quarter due to the adverse affect of a $13 million loss on the permanent impairment of Barings Bank PLC securities. Securities losses of $11 million contributed to a decline in earnings for Chemical New Jersey Holdings, Inc. for the 1995 first quarter compared with last year's first quarter. Geoserve's results for the 1995 first quarter decreased 16% from the 1994 first quarter primarily due to lower net interest income reflecting a decline in investable balances partially offset by gains on the sales of certain assets. Additionally, revenues and expenses related to those business units within Geoserve affected by the joint venture formed between the Corporation and Mellon Bank Corporation have been accounted for on an equity basis since
    January 1, 1995.

    TEXAS COMMERCE

    Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of March 31, 1995, Texas Commerce had $19 billion in total assets.

    Texas Commerce's net income in the first quarter of 1995 was $52 million, an increase of 53% from last year's first quarter results of $34 million. The increase in the 1995 first quarter period, when compared with the 1994 first quarter period, was primarily due to lower foreclosed property expense and higher net interest income partially offset by lower noninterest revenue. The substantial decrease in foreclosed property expense is attributable to the improvement in the Texas real estate market and payments received related to certain foreclosed properties that were previously written down. Net interest income rose $12 million in the 1995 first quarter, when compared with the 1994 first quarter, due to a 7% growth in loan volume coupled with more favorable interest rate spreads. The decreases in noninterest revenue and investment banking income are due to declines in trust income and deposit servicing fees, partially offset by improved trading results.

    REAL ESTATE

    Real Estate includes the management of the Corporation's commercial real estate portfolio, primarily at Chemical Bank. Real Estate had a net loss of $2 million for the first quarter of 1995 compared with a net loss of $41 million in the first quarter of 1994. The improved results were due primarily to a decrease in credit provision and lower foreclosed property expense reflecting the significant progress in managing the Corporation's real estate portfolio. Total nonperforming assets at March 31, 1995 were $161 million, down $1,029 million from $1,190 million in the first quarter of 1994. The improvement in nonperforming asset levels for the first quarter of 1995 is the result of increased liquidity in the real estate markets coupled with successful workout activities, as well as the aforementioned strategic actions taken during 1994.

    CORPORATE

    Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies including credit provision and tax expense. Corporate had a net loss of $21 million for the first quarter of 1995, compared with a net loss of $12 million in last year's first quarter. The 1995 first quarter loss includes an $11 million after-tax charge due to the adoption of SFAS 106 for foreign employees and a $6 million write-down associated with certain nonperforming residential mortgages transferred to held-for-sale.

    ------------------------------------------------------------------
    LOAN PORTFOLIO
    ------------------------------------------------------------------

    The following loan review discussion focuses primarily on developments since December 31, 1994 and should be read in conjunction with the Loan Portfolio section on pages B25 through B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    The Corporation's loans outstanding totaled $80.4 billion at March 31, 1995, an increase of $1.6 billion from year-end 1994 and $5.7 billion higher than at March 31, 1994. The growth in loans outstanding reflects increases in both the consumer and commercial and industrial loan portfolios. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio.

    The Corporation's loan balances were as follows for the dates indicated:




                                      March 31,December 31, March 31,
    (in millions)                          1995        1994      1994
                                      --------------------- ---------

    LOANS
    Domestic Consumer:
     Residential Mortgage (a)           $14,053    $13,560    $12,438
     Credit Card                          9,454      9,261      7,269
     Other Consumer (b)                   7,364      7,265      6,455
                                       --------   --------   --------
       Total Consumer Loans              30,871     30,086     26,162
                                       --------   --------   --------
    Domestic Commercial:
     Commercial and Industrial           21,342     20,805     19,145
     Commercial Real Estate (c)           5,663      5,650      6,950
     Financial Institutions               3,909      3,918      4,829
                                       --------   --------   --------
       Total Commercial Loans            30,914     30,373     30,924
                                       --------   --------   --------
       Total Domestic Loans              61,785     60,459     57,086
    Foreign, primarily Commercial (d)    18,584     18,308     17,575
                                       --------   --------   --------
       Total Loans                      $80,369    $78,767    $74,661
                                       ========   ========   ========

    [FN]
    (a) Consists of 1-4 family residential mortgages.
    (b) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
    (c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
    (d) Includes loans previously classified as LDC loans. Previously reported loan amounts have been reclassified to conform with the current presentation.

    NONPERFORMING ASSETS
    For a description of the Corporation's accounting policy for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated
    Financial Statements on page B49 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    For a description of the Corporation's shared loss assets acquired from First City which are subject to loss- sharing provisions of the Purchase and Assumption Agreements between the FDIC and Texas Commerce, see Note Seven of the Notes to the Consolidated Financial Statements on pages B55-B56 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994. At March 31, 1995, nonperforming shared loss assets were $52 million. Such assets are not included in the amount of nonperforming assets below.

    The following table sets forth the nonperforming assets and contractually past due loans of the Corporation at March 31, 1995, December 31, 1994 and March 31, 1994.


                                      March 31, December 31, March 31,
    (in millions)                          1995        1994       1994
                                      --------- -----------  ---------
    NONPERFORMING ASSETS:
    Domestic Consumer:
     Residential Mortgage               $   114    $    92    $   155
     Other Consumer                          13         12         26
                                        -------    -------    -------
       Total Consumer Loans                 127        104        181
                                        -------    -------    -------
    Domestic Commercial:
     Commercial and Industrial              354        354        737
     Commercial Real Estate                 213        156        672
     Financial Institutions                  24          4         19
                                        -------    -------    -------
       Total Commercial Loans               591        514      1,428
                                        -------    -------    -------
     Total Domestic                         718        618      1,609
    Foreign, primarily Commercial (a)       351        311        760
                                        -------    -------    -------

    Total Nonperforming Loans (b)         1,069        929      2,369
    Assets Acquired as Loan
      Satisfactions (b)                      61        210        834
                                        -------    -------    -------
    Total Nonperforming Assets          $ 1,130    $ 1,139    $ 3,203
                                       ========    =======    =======
    ------------------------------------------------------------------
    Contractually Past-Due Loans (c):
     Consumer                           $   313    $   294    $   271
     Commercial and Other Loans              56         36        118
                                        -------    -------    -------
       Total Contractually
         Past-Due Loans                 $   369    $   330    $   389
                                        =======    =======    =======
    [FN]
    (a) Includes nonperforming loans previously classified as LDC nonperforming loans. Previously reported amounts have been restated to conform with the current presentation.
    (b) Includes $942 million of loans considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as discussed on pages 6, 10 and 11. In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.
    (c) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans. Consumer loans are generally not classified as nonperforming loans but rather charged-off on a formula basis.

    The Corporation's total nonperforming assets at March 31, 1995 were $1,130 million, a decrease of $9 million from the 1994 year-end level and a decrease of $2,073 million, or 65%, from last year's comparable quarter-end. These reductions reflect the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, the Corporation's continuing loan workout and collection activities, as well as the impact of several strategic actions undertaken during 1994. A discussion of such actions is provided on page B26 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    Management expects the level of the Corporation's nonperforming assets during 1995 to be at or moderately below the 1994 year-end level.

    The following table presents the reconciliation of nonperforming assets for the first quarters of 1995 and 1994.

    RECONCILIATION OF NONPERFORMING ASSETS          First Quarter
                                                 -------------------
    (in millions)                                  1995        1994
                                                -------     -------

    Balance at beginning of period              $ 1,139     $ 3,525
    Additions:
     Loans placed on nonperforming status           153         292
    Deductions:
     Payments                                       103         345
     Sales                                           24          42
     Charge-offs of Nonperforming Loans (a)          21         156
     Write-downs of Real Estate Owned               (12)(b)      31
     Return to accrual status                        26          40
                                                -------     -------
    Balance at end of period                    $ 1,130     $ 3,203
                                                =======     =======

    [FN]
    (a) Excludes those consumer charge-offs that are recorded on a formula basis.
    (b) Included in the 1995 first quarter amount was a reevaluation of the foreclosed property allowance as a result of payments received on certain foreclosed properties which were previously written down.

    ASSETS HELD FOR ACCELERATED DISPOSITION
    In December 1994, the Corporation segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition. In conjunction with the transfer of these real estate loans to the held for accelerated disposition classification, the Corporation reevaluated its carrying values for these assets to facilitate their rapid disposition and recorded a charge of $148 million to the allowance for credit losses. As a result of this action, these assets were excluded from the March 31, 1995 and December 31, 1994 nonperforming assets category.

    The following table represents the Corporation's assets held for accelerated disposition at the dates indicated:

                                      March 31, December 31,  March 31,
    (in millions)                         1995        1994       1994
                                       -------- ------------  ---------
    ASSETS HELD FOR
    ACCELERATED DISPOSITION:
     Loans (a)                          $   296    $   336    $    --
     Real Estate Owned                      106        190         --
                                        -------    -------    -------
    Total Assets Held for Accelerated
      Disposition                       $   402    $   526    $    --
                                        =======    =======    =======

    (a) Includes $18 million and $87 million of loans that were performing at March 31, 1995 and December 31, 1994, respectively.

    NET CHARGE-OFFS
                                                     First Quarter
                                                -----------------------
    (in millions)                                  1995        1994
                                                -------     -------
    Net Charge-Offs:
     Domestic Consumer:
      Residential Mortgage                      $    11     $     3
      Credit Card                                    91          82
      Other Consumer                                  9           5
                                                -------     -------
       Total Consumer Net Charge-Offs               111          90
                                                -------     -------
     Domestic Commercial:
      Commercial and Industrial                      38          50
      Commercial Real Estate                          1          75
      Financial Institutions                        ---         ---
                                                -------     -------
       Total Commercial Net Charge-Offs              39         125
                                                -------     -------
     Total Domestic Net Charge-Offs                 150         215
     Foreign (a)                                     (5)         21
                                                -------     -------
    Total Net Charge-Offs                       $   145     $   236
                                                =======     =======

    [FN]
    (a) Includes charge-offs previously classified as LDC charge-offs and losses on sales and swaps. Previously reported net charge-off amounts have been reclassified to conform with the current presentation.


    For a discussion of net charge-offs, see the various credit portfolio sections that follow. Management expects total net charge-offs in 1995 to be similar to the full year 1994 amount, exclusive of the special charges taken in 1994. For a discussion of special charges the Corporation incurred in 1994, see page B27 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    DOMESTIC CONSUMER PORTFOLIO
    The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $30.9 billion at March 31, 1995, representing 38% of total loans, an increase from $30.1 billion, or 38% of total loans, at December 31, 1994 and an increase from $26.2 billion, or 35% of total loans, at March
    31, 1994.

    Residential mortgage loans at March 31, 1995 increased $1.6 billion from the comparable 1994 period-end, in part due to the Margaretten acquisition in July 1994. Credit card receivables at March 31, 1995 increased $2.2 billion from a year ago, primarily due to the co-branded Shell MasterCard program. Management expects continued growth in the level of Shell credit card outstandings for 1995. Management is exploring other opportunities in the credit card area, including other co-branded card programs.

    Total nonperforming domestic consumer loans were $127 million at March 31, 1995, $104 million at December 31, 1994 and $181 million at March 31, 1994. The increase in nonperforming domestic consumer loans since December 31, 1994 is primarily due to the increase in the volume of consumer loans.

    Domestic consumer loan balances are expected to continue to increase in 1995, particularly in the credit card and residential mortgage portfolios. As a result of this anticipated growth, management expects consumer loan net charge-offs in 1995 to be somewhat higher than in 1994.

    The following table presents the composition of the Corporation's delinquent domestic consumer loans that are contractually past due 90 days or more at the dates indicated and are still accruing. Such consumer loans are generally not classified as nonperforming but, rather, are charged-off on a formula basis.

                                                                                 % of
                                     90 Days and Over                      Loans Outstanding
                             --------------------------------     -----------------------------------
                          March 31, December 31,   March 31,    March 31, December 31,   March 31,
    (in millions)              1995         1994        1994         1995         1994        1994
                          --------- ------------   ---------    --------- ------------   ---------
    Credit Cards             $  197       $  176       $ 163         2.08%        1.90%       2.24%
    Other Consumer Loans (a)    116(b)       118(b)      108(b)      1.58%        1.62%       1.67%
                            -------      -------     -------
    Total                    $  313       $  294       $ 271         1.01%         .95%       1.04%
                            =======      =======     =======

    (a) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
    (b) Includes student loans at March 31, 1995, December 31, 1994 and March 31, 1994 of approximately $103 million, $105 million and $96 million, respectively, which are substantially guaranteed by Federal and State government agencies.

    MORTGAGE BANKING ACTIVITIES
    The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans. The Corporation originated $1.8 billion of residential mortgages in the first quarter of 1995 versus $4.1 billion in the same 1994 period. During the first quarter of 1995, the Corporation sold to investors approximately 68% of the residential mortgage loans it had originated, compared with 84% in same 1994 period.

    In addition to originating mortgage servicing rights, the Corporation also purchases and sells mortgage servicing rights.
    The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. The Corporation's residential mortgage servicing portfolio amounted to $53.4 billion at March 31, 1995, compared with $55.6 billion at December 31, 1994 and $38.6 billion at March 31, 1994. Purchased mortgage servicing rights (included in other assets) amounted to $460 million at March 31, 1995 compared with $469 million at December 31, 1994 and $265 million at March 31, 1994. The increases in the servicing portfolio and in purchased mortgage servicing rights at March 31, 1995 when compared with the same date a year-ago were primarily due to the Margaretten acquisition. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated in the period 1992 through the first half of 1994 when interest rates have been relatively low). The Corporation utilizes an amortization method based on adjusted cash flows to amortize purchased mortgage servicing rights. The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments.

    DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO
    The domestic commercial and industrial portfolio totaled $21.3 billion at March 31, 1995, an increase from $20.8 billion at December 31, 1994 and $19.1 billion at March 31, 1994. The portfolio is diversified geographically and by industry. The largest industry concentrations are oil and gas and retailing which approximate $2.2 billion (or 2.7% of total loans) and $1.8 billion (or 2.2% of total loans), respectively. All of the other remaining industries are each less than 2% of total loans.

    Included in the domestic commercial and industrial portfolio are loans related to highly leveraged transactions ("HLTs"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at March 31, 1995 totaled approximately $1.3 billion, unchanged from the 1994 year-end and down from $1.6 billion at March 31, 1994. The reduction in the HLT loan portfolio from March 31, 1994 can be largely attributed to repayments and reclassifications to non-HLT status. At March 31, 1995, the Corporation had $72 million in nonperforming HLT loans, compared with $82 million at the end of 1994 and $237 million at March 31, 1994. There were no net charge-offs of HLTs during the first quarter of 1995, compared with net charge-offs of $3 million in the comparable 1994 period.

    The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the 1995 first quarter, the Corporation acted as agent or co-agent for approximately $63 billion in syndicated credit facilities, compared with $51 billion in the same period last year.

    DOMESTIC COMMERCIAL REAL ESTATE
    The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.7 billion at March 31, 1995, relatively unchanged from December 31, 1994 and a decrease from $7.0 billion at March 31, 1994. The decrease from March 31, 1994 is attributable to repayments, transfers to real estate owned, charge-offs, a bulk asset sale in October 1994, and the designation of certain real estate assets for accelerated disposition in December 1994.
    The slight increase from December 31, 1994 reflects the reclassification of in-substance foreclosed assets during the first quarter from assets acquired as loan satisfactions to nonperforming loans, as a result of the adoption of SFAS 114.

    The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                      March 31,  December 31,  March 31,
    (in millions)                          1995         1994       1994
                                      ---------  -----------  ---------

    Commercial Mortgages                $ 4,693    $ 4,680     $ 5,742
    Construction                            970        970       1,208
                                        -------    -------     -------
    Total Domestic Commercial
      Real Estate Loans                 $ 5,663    $ 5,650     $ 6,950
                                        =======    =======     =======

    Commercial mortgages provide financing for the acquisition or refinancing of commercial properties, and typically have terms ranging from two-to-five years. Construction loans are generally originated to finance the construction of real estate projects. When the real estate project has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.

    The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 51% and 29%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 3% of the domestic commercial real estate loan portfolio.

    Nonperforming domestic commercial real estate assets were $234 million at March 31, 1995, a 33% decrease from December 31, 1994 and a decrease of $1.1 billion, or 83%, from March 31, 1994. The improvement in nonperforming domestic commercial real estate asset levels for the first quarter of 1995 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities, as well as the aforementioned strategic actions taken during 1994.

    As a result of strategic actions taken by the Corporation in December 1994 to accelerate the disposition of certain real estate assets, domestic commercial real estate net charge-offs in the first quarter of 1995 totaled $1 million, compared with $75 million in the same period a year ago. Writedowns of commercial real estate owned totaled $12 million for the first quarter of 1995, compared with $28 million in first quarter of 1994. Approximately $24 million of commercial real estate owned was sold during the 1995 first quarter. Generally, these assets were sold at or above carrying value. The first quarter of 1995 was the ninth consecutive quarter in which nonperforming domestic commercial real estate assets declined.

    Domestic commercial real estate net charge-offs and writedowns for the full year 1995 are expected to be below the full year 1994 levels.

    DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO
    The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $3.9 billion at March 31, 1995 or 5% of total loans outstanding. Loans to domestic financial institutions are predominantly to broker-dealers, which comprise over half the domestic financial institutions total.

    FOREIGN PORTFOLIO
    The foreign portfolio includes foreign commercial and industrial loans, loans to foreign financial institutions, foreign commercial real estate, loans to foreign governments and official institutions, and foreign consumer loans. At March 31, 1995, the Corporation's total foreign loans were $18.6 billion, compared with $18.3 billion at December 31, 1994 and $17.6 billion at March 31, 1994.

    Included in foreign loans were foreign commercial and industrial loans of $7.9 billion at the end of the 1995 first quarter, an increase of $.3 billion from the 1994 year-end and an increase of $.4 billion from March 31, 1994. Total foreign commercial real estate loans at March 31, 1995 were $.5 billion, unchanged from December 31, 1994 but slightly reduced from $.6 million at March 31, 1994. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

    MEXICO
    For a discussion of significant developments with respect to Mexican debt, see page B29 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    At March 31, 1995, the Corporation's total exposure to Mexico was $935 million, which is largely trade and short-term credits. This excludes bonds received as part of debt renegotiations (i.e., Brady Bonds) with a face value of $2,199 million and current carrying value of $1,709 million, which are collateralized by zero-coupon United States Treasury obligations.

    ------------------------------------------------------------------
    DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
    ------------------------------------------------------------------

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

    The effective management of credit and market risk is vital to the success of the Corporation's trading activities and asset/liability management. Because of the changing market environment, the monitoring and managing of these risks is a continual process. For a further discussion, see the Risk Management section below.

    The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were less than 0.5% of the Corporation's total notional amount of derivative contracts at March 31, 1995.

    A discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities is provided on pages B31 and B34 of the Corporation's Annual Report filed on Form 10-K for the year ended December 31, 1994.

    ------------------------------------------------------------------
    RISK MANAGEMENT
    ------------------------------------------------------------------

    The following discussion of risk management focuses primarily on developments since December 31, 1994 and, accordingly, should be read in conjunction with the Risk Management section on pages B31-B37 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

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

    The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At March 31, 1995, approximately 94% of the mark-to-market exposure of such activities were with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions only accounted for approximately 6% of the Corporation's derivative and foreign exchange mark-to-market exposure.

    Many of the Corporation's contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 1995 and December 31, 1994. Percentages are based upon remaining contract life of mark-to-market exposure amounts. For the notional amounts and credit exposure outstandings of the Corporation's interest rate contracts and foreign exchange contracts, see page 14 of this Form 10-Q.

                                    At March 31, 1995                      At December 31, 1994
                        ------------------------------------    -----------------------------------
                         Interest       Foreign                  Interest      Foreign
                             Rate      Exchange                      Rate     Exchange
                        Contracts     Contracts        Total    Contracts    Contracts        Total
                        ---------     ---------        -----    ---------    ---------        -----
    Less than 3 months         9%          58%           40%          11%          57%          32%
    3 to 6 months              8           21            16            8           24           15
    6 to 12 months            11           18            15           12           12           12
    1 to 3 years              36            2            15           35            6           22
    Over 3 years              36            1            14           34            1           19
                            ----         ----          ----         ----         ----         ----
    Total                    100%         100%          100%         100%         100%         100%
                            ====         ====          ====         ====         ====         ====

    ALLOWANCE FOR CREDIT LOSSES

    The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as from off-balance sheet credit-related transactions. The Corporation deems its allowance for credit losses at March 31, 1995 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio and off-balance sheet credit-related instruments, is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

    The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the 1995 and 1994 first quarters. Additionally, at March 31, 1995 and 1994, nonperforming derivatives contracts were immaterial.

    The accompanying table reflects the activity in the allowance for credit losses for the first quarters ended March 31, 1995 and 1994.

                                                    First Quarter
                                               -----------------------
    (in millions)                                  1995       1994
                                                -------    -------

    Total Allowance at Beginning of Period      $ 2,480    $ 3,020
    Provision for Losses                            120        205
    Charge-Offs                                    (175)      (342)(a)
    Recoveries                                       30        106 (a)
                                                -------    -------
      Net Charge-Offs                              (145)      (236)
    Other                                           ---          2
                                                -------    -------
    Total Allowance at End of Period            $ 2,455    $ 2,991
                                                =======    =======


    [FN]
    (a) Includes LDC charge-offs and losses on sales and swaps of $59 million and recoveries of $53 million.

    The following table presents the Corporation's allowance coverage ratios at March 31, 1995, December 31, 1994 and March 31, 1994.

    ALLOWANCE COVERAGE RATIOS

                                   March 31, December 31,   March 31,
    For the Period Ended:               1995         1994        1994
                                   --------- ------------   ---------
    Allowance for Credit Losses to:
     Loans at Period-End                3.05%       3.15%        4.01%
     Average Loans                      3.15        3.30         4.02
     Nonperforming Loans              229.65(a)   266.95       126.26

    [FN]
    (a) The decrease from December 31, 1994 is primarily due to the aforementioned reclassification of in-substance foreclosed assets from assets acquired as loan satisfactions to nonperforming loans as a result of the adoption of SFAS 114.

    MARKET RISK MANAGEMENT - TRADING ACTIVITIES

    The Corporation's business strategy seeks to manage the market risk associated with its trading activities through geographic, product and functional diversification. The Corporation's trading activities are geographically diverse. Trading activities are undertaken in more than 20 countries, with a majority of the Corporation's transactions in the United States, Japan, Singapore, United Kingdom and Western Europe. The Corporation trades in a wide range of products which include not only foreign exchange and derivatives but also securities, including emerging markets debt instruments. For a further discussion of the Corporation's market risk management, see pages B33-B34 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    The effects of market gains or losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. For the impact of any unrecognized market gains or losses on the Corporation's asset/liability management portfolio, see Note 11 - Fair Value of Financial Instruments of this Form 10-Q.

    Measuring Market Risk: One of the risk controls the Corporation utilizes in its overall risk management process is value-at-risk. The Corporation defines value-at-risk as the potential overnight dollar loss from adverse market movements that would cover 97.5% of likely market movements, which are determined by using two years of historical price and rate data. The value-at-risk calculations employ over 2,300 volatilities and 715,000 correlations (updated semi-annually) of various market instruments. The Corporation monitors value-at-risk figures for major business units on a daily basis to ensure the potential for market loss is properly reflected. The methodology generally used to offset positions within a business unit is deemed by the Corporation to be conservative. Only partial credit for correlation between instruments within each business unit is incorporated since correlations can exhibit instability during volatile market environments. Aggregating across business units with no correlation offset resulted in an aggregated daily average value-at-risk figure of $29 million for the twelve months ended March 31, 1995. Based on actual trading results for the twelve months ended March 31, 1995, which capture the historical correlation among business units, the Corporation's daily value-at-risk was reduced to approximately $9 million with 97.5% confidence.

    For the twelve months ended March 31, 1995, the Corporation posted positive daily market risk-related revenue for 193 out of 269 business trading days for international and domestic units. For 176 of the 269 days, the Corporation's daily market risk-related revenue or losses centered around the $0 million to $5 million range, which is representative of the Corporation's emphasis on market-making and sales activities. The low number of outlier results (25 days having risk-related revenue or losses which exceed $10 million) exemplifies the Corporation's diversified approach to market risk management as a business strategy.

    OPERATING RISK MANAGEMENT
    The Corporation, like all financial institutions, is subject to the risk of fraud and to the risk of unauthorized activities by employees. The Corporation maintains a comprehensive system of internal controls designed to manage such risks.

    ASSET/LIABILITY MANAGEMENT
    The objective of the asset/liability management process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting the Corporation's investments and the maturities of its wholesale funding activities, and with the use of off-balance sheet derivative instruments. For a further discussion of the Corporation's asset/liability management process and the variety of techniques used to measure its interest rate sensitivity, see pages B34-B36 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

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


    (in millions)                            1-3            4-6            7-12            1-5            Over
    At March 31, 1995                     Months         Months          Months          Years         5 Years          Total
                                          ------         ------          ------          -----         -------          -----
    Balance Sheet                      $ (14,473)      $  2,358       $   2,238       $  4,444       $   5,433       $    ---
    Off-Balance Sheet Items Affecting
      Interest-Rate Sensitivity (a)        7,545          1,520          (1,065)        (8,192)            192            ---
    Interest-Rate-Sensitivity Gap         (6,928)         3,878           1,173         (3,748)          5,625            ---
    Cumulative Interest-Rate
      Sensitivity Gap                     (6,928)        (3,050)         (1,877)        (5,625)            ---            ---
    % of Total Assets                         (4)%           (2)%            (1)%           (3)%           ---            ---
    ---------------------------------------------------------------------------------------------------------------------------
                                             1-3            4-6            7-12            1-5            Over
    At December 31, 1994                  Months         Months          Months          Years         5 Years          Total
                                          ------         ------          ------          -----         -------          -----

    Balance Sheet                      $ (11,529)      $  4,393       $     175       $  4,269       $   2,692       $    ---
    Off-Balance Sheet Items Affecting
      Interest-Rate Sensitivity (a)        1,622         (4,366)            587          1,581             576            ---
    Interest-Rate-Sensitivity Gap         (9,907)            27             762          5,850           3,268            ---
    Cumulative Interest-Rate
      Sensitivity Gap                     (9,907)        (9,880)         (9,118)        (3,268)            ---            ---
      % of Total Assets                       (6)%           (6)%            (5)%           (2)%           ---            ---

    (a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset and liability management activities.

    At March 31, 1995, the Corporation had $1,877 million more liabilities than assets repricing within one year, amounting to 1.0% of total assets. This compares with $9,118 million, or 5.3%, of total assets at December 31, 1994.

    At March 31, 1995, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 150 basis point rise in market rates over the next twelve months was estimated at less than 2% of projected after-tax net income. At December 31, 1994, the Corporation's interest rate sensitivity to a similar increase in market rates was estimated to be 3%.

    Interest Rate Swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's asset/liability management activities. Although the Corporation believes the results of its asset/liability management activities should be evaluated on an integrated basis, taking into consideration all on-and related off-balance sheet instruments and not a specific financial instrument, the interest rate swap maturity table, which follows, provides an indication of the Corporation's interest rate swap activity.

    The table below summarizes expected maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at March 31, 1995. The table was prepared under the assumption that variable interest rates remain constant at March 31, 1995 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from March 31, 1995 levels. Variable rates presented are generally based on the short-term interest rates for relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime). Forward starting swaps are interest rate swap contracts that become effective at a future time.

    By expected maturities                                                              After
    (in millions)               1995       1996        1997       1998        1999       1999       Total
                                ----       ----       -----       ----        ----       ----       -----
    Receive fixed swaps
    Notional amount        $   8,416   $  6,917   $   4,836     $1,770     $   743     $3,163   $  25,845
    Weighted-average:
      Receive rate              6.00%      6.59%       6.76%      5.67%       7.48%      7.16%       6.46%
      Pay rate                  5.62       5.33        6.03       5.02        6.28       6.18        5.66

    Pay fixed swaps
    Notional amount        $   5,831   $  7,271   $   4,451     $  842     $   865     $2,416   $  21,676
    Weighted-average:
      Receive rate              6.12%      5.63%       5.28%      6.03%       6.55%      6.24%       5.81%
      Pay rate                  5.84       6.23        6.16       7.73        7.75       7.76        6.40

    Basis Swaps
    Notional amount        $     180   $  1,079   $     350     $  342     $ 1,030     $  187   $   3,168
    Weighted-average:
      Receive rate              6.27%      6.32%       6.10%      6.33%       6.38%      6.49%       6.32%
      Pay rate                  6.23       6.18        6.54       6.37        6.46       6.52        6.35

    Forward Starting
    Notional amount        $      51   $  1,126   $   3,003     $  403     $     0     $  234   $   4,817
    Weighted-average:
      Receive rate              7.32%      6.02%       5.99%      4.75%       0.00%      5.83%       5.90%
      Pay rate                  7.59       6.98        6.82       5.29        0.00       5.77        6.69
                             -------    -------     -------    -------     -------    -------     -------
    Total notional
      amount (a)           $  14,478   $ 16,393   $  12,640     $3,357     $ 2,638     $6,000   $  55,506
                             =======    =======     =======    =======     =======    =======     =======

    (a) At March 31, 1995, approximately $28 billion of notional amounts are interest rate swaps that as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount $13 billion is expected to mature in 1995, $8 billion in 1996 and $4 billion in 1997 with the remaining $3 billion in 1998 and thereafter. The unrecognized net gain related to these positions was approximately $72 million.

    ------------------------------------------------------------------
    CAPITAL AND LIQUIDITY
    ------------------------------------------------------------------

    The following capital and liquidity discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Capital and Liquidity section on pages B37-B40 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    The Corporation's capital base at March 31, 1995 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios continued to exceed 8% and 12%, respectively. Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $82 million during the first quarter of 1995.

    STOCKHOLDER'S EQUITY
    Total stockholders' equity at March 31, 1995 was $10.8 billion, compared with $10.7 billion at December 31, 1994. The $79 million increase from the 1994 year-end reflected net income generated during the 1995 first quarter of $385 million and $34 million generated from the issuance of common stock. These amounts were partially offset by a net increase in treasury stock of $182 million, largely from the repurchase of approximately 3.9 million shares of the Corporation's common stock under a previously-announced buyback program; common and preferred stock dividends totaling $135 million; and a $34 million reduction in the fair value of available-for-sale securities accounted for under SFAS
    115. The market valuation of the available-for-sale securities does not include the favorable impact of related funding sources.

    LONG-TERM DEBT
    In the first quarter of 1995, additions to the Corporation's long-term debt were $291 million (including $191 million of senior medium-term notes and $100 million of other senior notes). These additions were offset by maturities of $578 million of long-term debt (including $263 million of senior medium-term notes and $315 million of other senior notes). See the Liquidity Management section for further discussion of the Corporation's long-term debt.

    COMMON STOCK DIVIDENDS
    In the first quarter of 1995, the Board of Directors of the Corporation declared a $.44 per share quarterly dividend to be paid on its common stock in April 1995. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

    RISK-BASED CAPITAL RATIOS
    At March 31, 1995, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.1% and 12.1%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No. 115. At March 31, 1995, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.5% and 11.6%, respectively. At such date, all of the Corporation's banking institutions were "well capitalized," as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%.

    LEVERAGE RATIOS
    The Tier 1 leverage ratio is defined as Tier 1 Capital (as defined under the risk-based capital guidelines) divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest rate risk); excellent asset quality; high liquidity; good earnings; and, in general, are considered strong banking organizations. Other banking organizations are expected to have ratios of at least 4%-5% depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage ratio applicable to it.

    The Corporation's Tier 1 leverage ratio was 5.78% at March 31, 1995, compared with 5.95% at December 31, 1994. At March 31, 1995, Chemical Bank's Tier 1 leverage ratio was 5.51%, compared with 5.72% at December 31, 1994.

    The table which follows sets forth the Corporation's Tier 1
    Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based Tier 1 Capital and Total Capital Ratios and Tier 1 leverage ratios for the dates indicated.

    CAPITAL AND RATIOS UNDER FEDERAL RESERVE BANK FINAL GUIDELINES

                                              March 31,   December 31,
    (in millions, except ratios)                   1995          1994
                                              ----------  -----------
    TIER 1 CAPITAL
     Common Stockholders' Equity             $    9,813     $   9,700
     Nonredeemable Preferred Stock                1,450         1,450
     Minority Interest                               67            63
     Less:  Goodwill                              1,053         1,068
            Non-Qualifying Intangible Assets        134           142
                                             ----------     ---------
     Tier 1 Capital                          $   10,143     $  10,003
                                             ----------     ---------
    TIER 2 CAPITAL
     Long-Term Debt Qualifying as Tier 2     $    3,426     $   3,519
     Qualifying Allowance for Credit Losses       1,571         1,536
                                             ----------     ---------
     Tier 2 Capital                          $    4,997     $   5,055
                                             ----------     ---------
    TOTAL QUALIFYING CAPITAL                 $   15,140     $  15,058
                                             ==========     =========
     Risk-Weighted Assets (a)                $  124,798     $ 121,939
     Tier 1 Capital Ratio (b)                      8.13%         8.20%
     Total Capital Ratio (b)                      12.13%        12.35%
     Tier 1 Leverage Ratio (b)                     5.78%         5.95%

    [FN]
    (a) Includes off-balance sheet risk-weighted assets in the amount of $40,900 million, and $37,157 million, respectively, at March 31, 1995 and December 31, 1994.
    (b) Excluding the Corporation's securities subsidiary, Chemical Securities Inc., the March 31, 1995 Tier 1 Leverage, Tier 1 Capital and Total Capital ratios were 6.00%, 7.84% and 11.55%, respectively, compared with 6.26%, 8.02% and 11.97%, respectively, at December 31, 1994.

    LIQUIDITY MANAGEMENT
    The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the 1995 first quarter were $55.2 billion, a decrease from $60.4 billion for the comparable quarter in 1994. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. Average core deposits as a percentage of average loans was 71% for the first quarter 1995, compared with 81% for the same quarter a year ago.

    The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the 1995 first quarter, the Corporation issued $291 million of senior debt, including $191 million through its medium-term note program.

    In February 1995, Duff & Phelps Credit Rating Corporation ("Duff & Phelps") upgraded its ratings of the Corporation's senior debt (to A+ from A), subordinated debt (to A from A-) and preferred stock (to A- from BBB+), as well as Chemical Bank's long-term senior obligations, subordinated debt and short-term obligations. Duff & Phelps also raised its ratings on Texas Commerce Equity Holdings' long-term debt and Texas Commerce Bank National Association's long-term senior and short-term obligations.

    The following comments apply to the Consolidated Statement of Cash
    Flows.

    Cash and due from banks decreased $1.0 billion during the first three months of 1995, as net cash used in investing and financing activities exceeded the net cash provided by operating activities. The $3.6 billion net cash used by investing activities was primarily impacted by cash outflows from purchases of securities ($10.9 billion) and from Federal funds sold and securities purchased under resale agreements ($2.2 billion), partially offset by cash inflows from the sales and maturities of securities ($9.3 billion and $1.0 billion, respectively). The $1.0 billion net cash used by financing activities was primarily due to a decrease in net deposits ($1.1 billion). The $3.6 billion net cash provided by operating activities was principally due to a reduction in trading-related assets.

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

    The Corporation's anticipated cash requirements (on a parent company-only basis) for the remainder of 1995 include approximately $1.1 billion for maturing medium- and long-term debt, interest payments on its outstanding debt, anticipated dividend payments on the Corporation's common stock and preferred stock, the completion of the aforementioned 6 million stock buyback program, and for other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company-only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends or the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of March 31, 1995, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $375 million 36-month facility and a $375 million 364-day facility.

    ------------------------------------------------------------------
    SUPERVISION AND REGULATION
    ------------------------------------------------------------------

    The following supervision and regulation discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Supervision and Regulation section on pages A2-A6 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

    DIVIDENDS
    Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Two different calculations are performed to measure the amounts of dividends that may be paid: a "recent earnings" test and an "undivided profits" test. New York State banks like Chemical Bank are also subject to a similar "recent earnings" test imposed by the New York State Banking Department. Non-bank subsidiaries of the Corporation are not subject to such limitations.

    At March 31, 1995, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1995, without the approval of their relevant banking regulators, pay dividends of approximately $800 million to their respective bank holding companies, plus an additional amount equal to their net income from April 1, 1995 through the date in 1995 of any such dividend payment.

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

    FDICIA
    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contains provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Each of the Corporation's banking institutions were "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on their business operations.

    ------------------------------------------------------------------
    OTHER EVENTS
    ------------------------------------------------------------------

    JOINT VENTURE WITH MELLON BANK CORPORATION
    The Corporation and Mellon Bank Corporation have formed a joint venture that will focus on providing stock transfer and related shareholder services to publicly-held companies. The joint venture is called Chemical Mellon Shareholder Services, and is a 50/50 partnership, with Mellon Bank Corporation and the Corporation sharing equally in the joint venture's initial capitalization, including investments in new technology.

    The joint venture product line includes traditional stock transfer services, proxy tabulation and the administration of dividend reinvestment plans, as well as proxy solicitation programs, corporate reorganization securities processing, the development and administration of employee stock option plans, and a comprehensive stock watch monitoring service. This joint venture was accounted for as an equity investment in the first quarter of 1995.

    The joint venture commenced operations on May 1, 1995.

    AGREEMENT TO SELL CHEMICAL BANK NEW JERSEY NATIONAL ASSOCIATION
    In March 1995, the Corporation entered into an agreement to sell Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association, to PNC for approximately $504 million. As part of the purchase price, PNC has the option to issue up to $300 million of perpetual preferred stock to the Corporation. The sale does not include the Corporation's franchise in northeastern New Jersey or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company. The Corporation intends to reposition these remaining branches and offices as a strategic component of regional banking in metropolitan New York.

    The sale, which is expected to close by the end of the year, subject to regulatory approvals, includes 84 branches in 15 counties in central and southern New Jersey and approximately $2.9 billion in deposits and $2.3 billion in loans.

    ------------------------------------------------------------------
    ACCOUNTING DEVELOPMENTS
    ------------------------------------------------------------------

    ACCOUNTING FOR MORTGAGE SERVICING RIGHTS
    In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or the origination of mortgage loans, when a definitive plan to sell or securitize the mortgage loans and retain the servicing rights exists. Under SFAS No. 65, only purchased mortgage servicing rights were permitted to be recognized as separate assets. SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights.

    SFAS 122 is effective prospectively for fiscal years beginning after December 15, 1995 for transactions in which mortgage loans are sold or securitized with servicing rights retained and for impairment evaluations of all capitalized mortgage servicing rights whenever acquired. Earlier adoption is encouraged. Management is currently evaluating the financial impact of adopting this new accounting standard.

                                               CHEMICAL BANKING CORPORATION and Subsidiaries

                                           Average Consolidated Balance Sheet, Interest and Rates
                                            (Taxable-Equivalent Interest and Rates; in millions)

                                            Three Months Ended                 Three Months Ended
                                              March 31, 1995                     March 31, 1994
                                    ----------------------------------    ----------------------------------
                                         Average                    Rate   Average                    Rate
                                         Balance   Interest (Annualized)   Balance    Interest (Annualized)
                                         -------   -------- ------------   -------    -------- ------------
    ASSETS
    Deposits with Banks                 $  4,737     $    82    7.06%     $  5,153     $    94    7.37%
    Federal Funds Sold and
      Securities Purchased Under
      Resale Agreements                   14,440         219    6.14%       11,887         100    3.42%
    Trading Assets-Debt and
      Equity Instruments                  10,910         199    7.41%       11,877         173    5.92%
    Securities:
      Held-to-Maturity                     8,528         149    7.07%       10,178         175    6.97%
      Available-for-Sale                  19,208         360    7.60%(b)    16,228         242    6.04%(b)
    Loans                                 77,954       1,665    8.66%       74,481       1,311    7.14%
                                        --------     -------              --------     -------
      Total Interest-
      Earning Assets                     135,777     $ 2,674    7.99%      129,804     $ 2,095    6.54%

    Allowance for Credit Losses           (2,487)                           (3,086)
    Cash and Due from Banks                7,539                             8,833
    Risk Management Instruments           21,611                            15,393
    Other Assets                          13,027                            13,208
                                        --------                          --------
      Total Assets                      $175,467                          $164,152
                                        ========                          ========

    LIABILITIES
    Domestic Retail Deposits            $ 41,338     $   368    3.61%     $ 46,047     $   248    2.18%
    Domestic Negotiable
      Certificates of Deposit
      and Other Deposits                   5,912          82    5.63%        5,450          46    3.43%
    Deposits in Foreign Offices           28,096         401    5.77%       22,971         226    3.99%
                                        --------     -------              --------     -------
      Total Time & Savings Deposits       75,346         851    4.58%       74,468         520    2.83%
                                        --------     -------              --------     -------

    Short-Term and Other Borrowings:
     Federal Funds Purchased and
     Securities Sold Under
        Repurchase Agreements             23,194         333    5.83%       16,060         137    3.47%
      Commercial Paper                     3,323          47    5.74%        2,408          21    3.55%
      Other Borrowings                     8,219         139    6.82%        9,665         134    5.61%
                                        --------     -------              --------     -------
       Total Short-Term and
        Other Borrowings                  34,736         519    6.06%       28,133         292    4.21%
    Long-Term Debt                         7,855         140    7.24%        8,498         135    6.43%
                                        --------     -------              --------     -------
      Total Interest-
      Bearing Liabilities                117,937       1,510    5.19%      111,099         947    3.46%
                                        --------     -------              --------     -------

    Demand Deposits                       20,450                            22,625
    Risk Management Instruments           20,688                            13,068
    Other Liabilities                      5,653                             6,194
                                        --------                          --------
      Total Liabilities                  164,728                           152,986
                                        --------                          --------
    STOCKHOLDERS' EQUITY
    Preferred Stock                        1,450                             1,654
    Common Stockholders' Equity            9,289                             9,512
                                        --------                          --------
      Total Stockholders' Equity          10,739                            11,166
                                        --------                          --------
        Total Liabilities and
        Stockholders' Equity            $175,467                          $164,152
                                        ========                          ========
    INTEREST RATE SPREAD                                        2.80%                             3.08%
                                                                =====                             =====
    NET INTEREST INCOME AND NET
      YIELD ON INTEREST-EARNING
      ASSETS                                         $ 1,164(a) 3.48%                  $ 1,148(a) 3.59%
                                                     =======    =====                  =======    =====

    (a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
    (b) For the three months ended March 31, 1995 and March 31, 1994, the annualized rate for securities available-for-sale based on historical cost was 7.51% and 6.07%, respectively.

                                                CHEMICAL BANKING CORPORATION and Subsidiaries
                                                       QUARTERLY FINANCIAL INFORMATION
                                                    (in millions, except per share data)


                                                      1995                              1994
                                                     ------       --------------------------------------------------
                                                     First         Fourth         Third         Second         First
                                                   Quarter        Quarter       Quarter        Quarter       Quarter
                                                   -------        -------       -------        -------       -------
    INTEREST INCOME
    Loans                                          $ 1,661        $ 1,575       $ 1,473        $ 1,375       $ 1,307
    Securities                                         505            445           422            432           416
    Trading Assets                                     199            177           181            191           173
    Federal Funds Sold and Securities
      Purchased Under Resale Agreements                219            178           151            121           100
    Deposits with Banks                                 82             91            86            100            94
                                                   -------        -------       -------        -------       -------
     Total Interest Income                           2,666          2,466         2,313          2,219         2,090
                                                   -------        -------       -------        -------       -------
    INTEREST EXPENSE
    Deposits                                           851            718           597            543           520
    Short-Term and Other Borrowings                    519            444           405            359           292
    Long-Term Debt                                     140            135           134            132           135
                                                   -------        -------       -------        -------       -------
     Total Interest Expense                          1,510          1,297         1,136          1,034           947
                                                   -------        -------       -------        -------       -------
    NET INTEREST INCOME                              1,156          1,169         1,177          1,185         1,143
    Provision for Losses                               120             85           100            160           205
                                                   -------        -------       -------        -------       -------
    NET INTEREST INCOME AFTER PROVISION FOR LOSSES   1,036          1,084         1,077          1,025           938
                                                   -------        -------       -------        -------       -------

    NONINTEREST REVENUE
    Trust and Investment Management Fees                91             99           104            108           110
    Corporate Finance and Syndication Fees             119            133            97             93            82
    Service Charges on Deposit Accounts                 74             78            78             75            69
    Fees for Other Banking Services                    294            294           285            279           290
    Trading Revenue                                     56             45           212            203           185
    Securities Gains (Losses)                          (18)             1             6             13            46
    Other Revenue                                      254            165           202             96           149
                                                   -------        -------       -------        -------       -------
      Total Noninterest Revenue                        870            815           984            867           931
                                                   -------        -------       -------        -------       -------

    NONINTEREST EXPENSE
    Salaries                                           546            571           574            542           518
    Employee Benefits                                  107            110           108            102           119
    Occupancy Expense                                  135            142           145            140           146
    Equipment Expense                                  101            107           100             91            84
    Foreclosed Property Expense                         (7)             2             2              2            35
    Restructuring Charge                               ---            260           ---            ---            48
    Other Expense                                      364            401           382            404           374
                                                   -------        -------       -------        -------       -------
      Total Noninterest Expense                      1,246          1,593         1,311          1,281         1,324
                                                   -------        -------       -------        -------       -------
    INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF
     ACCOUNTING CHANGE                                 660            306           750            611           545
    Income Tax Expense                                 264            127           311            254           226
                                                   -------        -------       -------        -------       -------
    INCOME BEFORE EFFECT OF ACCOUNTING CHANGE          396            179           439            357           319
    Effect of Change in Accounting Principle           (11)           ---           ---            ---           ---
                                                   -------        -------       -------        -------       -------
    NET INCOME                                     $   385        $   179       $   439        $   357       $   319
                                                   =======        =======       =======        =======       =======
    NET INCOME APPLICABLE TO COMMON STOCK          $   355        $   149       $   396        $   324       $   287
                                                   =======        =======       =======        =======       =======

    PER COMMON SHARE:
     Income Before Effect of Accounting Change     $  1.51        $  0.63       $  1.60        $  1.28       $  1.13
     Effect of Change in Accounting Principle        (0.05)           ---           ---            ---           ---
                                                   -------        -------       -------        -------       -------
     Net Income                                    $  1.46        $  0.63       $  1.60        $  1.28       $  1.13
                                                   =======        =======       =======        =======       =======

    AVERAGE COMMON SHARES OUTSTANDING                243.2          244.5         246.6          253.1         253.2

    Part II - OTHER INFORMATION




    Item 1. Legal Proceedings
            -----------------

            Reference is made to page A19 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 relating to the investigation commenced by the Securities and Exchange Commission pertaining to the $70 million loss incurred by the Corporation in the fourth quarter of 1994 resulting from unauthorized foreign exchange transactions involving the Mexican peso.

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

            (B) Reports on Form 8-K:

                     The Corporation filed three reports on Form 8-K during the quarter ended March 31, 1995, as follows:

                     Form 8-K Dated January 3, 1995: Announcement of $70 million Loss Sustained from Unauthorized
                     Foreign Exchange Transactions Involving the
                     Mexican Peso.

                     Form 8-K Dated January 19, 1995: January 17, 1994 Press Release - Results of Operations for Fourth Quarter 1994.

                     Form 8-K Dated March 14, 1995: March 8, 1995 Press Release - Announcing a Definitive Agreement to sell Branches in Central and Southern New Jersey to PNC Bank Corp. while retaining 40 offices in six counties in Northeastern New Jersey.

                                 SIGNATURE





    Pursuant to the requirements of the Securities Exchange
    Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CHEMICAL BANKING CORPORATION
                                -----------------------------
                                         (Registrant)







    Date  May 15, 1995            By  /s/ Joseph L. Sclafani
          ------------               -----------------------
                                          Joseph L. Sclafani

                                             Controller
                                  [Principal Accounting Officer]

         52                  INDEX TO EXHIBITS
                             ------------------



                           SEQUENTIALLY NUMBERED






    EXHIBIT NO.   EXHIBITS                       PAGE AT WHICH LOCATED
    -----------   --------                       ---------------------

    11            Computation of net income               53
                  per common share

    12 (a)        Computation of ratio of                 54
                  earnings to fixed charges

    12 (b)        Computation of ratio of                 55
                  earnings to fixed charges
                  and preferred stock dividend
                  requirements

    27            Financial Data Schedule                 56