Form 10-K/A
CHEMICAL BANKING CORP
filed 1995-06-26
CIK 19617

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

Registrant's telephone number, including area code:
(212) 270-6000

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December
31, 1994, as set forth in the pages attached hereto:

          Exhibit 22.1-Annual Report on Form 11-K
          of the Savings Incentive Plan of
          Chemical Bank and Certain Affiliated
          Companies for the fiscal year ended
          December 31, 1994.

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 11-K

          ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


(Mark One)

x    ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee required)
     For the fiscal year ended December 31, 1994

   OR

     TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No fee required)

     Commission file number             1-5805


               SAVINGS INCENTIVE PLAN OF CHEMICAL BANK
                    AND CERTAIN AFFILIATED COMPANIES

                    CHEMICAL BANKING CORPORATION
                         270 Park Avenue
                    New York, New York  10017

The financials contained in the Form 11-K have been filed under Form SE.

Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SAVINGS INCENTIVE PLAN OF CHEMICAL BANK
                         AND CERTAIN AFFILIATED COMPANIES



                    By:      /s/Joseph L. Sclafani
                              Joseph L. Sclafani
                                   Controller
                         (Principal Accounting Officer)

Date:  June 21, 1995

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                              CHEMICAL BANKING CORPORATION



                              By:  /s/Joseph L. Sclafani
                                   Joseph L. Sclafani
                                        Controller
                              (Principal Accounting Officer)



Date:  June 21, 1995