Form 10-Q
period 1995-06-30
CHEMICAL BANKING CORP
filed 1995-08-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995              Commission file number 1-5805
                      -------------                                     ------

                          CHEMICAL BANKING CORPORATION
             (Exact name of registrant as specified in its charter)




          Delaware                                         13-2624428
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)



  270 Park Avenue, New York, New York                         10017
--------------------------------------                      --------
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
                                                              Yes.X..   No....


       Common Stock, $1 Par Value                             252,109,615
---------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on July 31, 1995.

                                                      FORM 10-Q INDEX






Part I                                                                     Page
------                                                                     ----

Item 1 Financial Statements - Chemical Banking Corporation and Subsidiaries:

                 Consolidated Balance Sheet at June 30, 1995 and
                 December 31, 1994.                                           3

                 Consolidated Statement of Income for the three months
                 ended June 30, 1995 and June 30, 1994.                       4

                 Consolidated Statement of Income for the six months
                 ended June 30, 1995 and June 30, 1994.                       5

                 Consolidated Statement of Cash Flows for the six months
                 ended June 30, 1995 and June 30, 1994.                       6

                 Consolidated Statement of Changes in Stockholders' Equity
                 for the six months ended June 30, 1995 and June 30, 1994.    7

              Notes to Financial Statements.                               7-18


Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                        19-53


Part II
-------

Item 1        Legal Proceedings                                              54

Item 4        Submission of Matters to a Vote of Security Holders            54

Item 6        Exhibits and Reports on Form 8-K.                              55




Part I
Item 1.

                                       CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED BALANCE SHEET
                                             (in millions, except share data)
                                                                                    June 30,           December 31,
                                                                                       1995                   1994
                                                                                    -------            ------------
   ASSETS
   Cash and Due from Banks                                                       $    7,756             $    8,832
   Deposits with Banks                                                                2,903                  5,649
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               12,883                 12,797
   Trading Assets:
     Debt and Equity Instruments                                                     12,059                 11,093
     Risk Management Instruments                                                     18,412                 17,709
   Securities:
     Held-to-Maturity (Market Value: $8,285 and $8,106)                               8,287                  8,566
     Available-for-Sale                                                              19,965                 18,431
   Loans (Net of Unearned Income: $521 and $460)                                     84,675                 78,767
   Allowance for Credit Losses                                                       (2,430)                (2,480)
   Premises and Equipment                                                             2,138                  2,134
   Due from Customers on Acceptances                                                  1,156                  1,088
   Accrued Interest Receivable                                                        1,197                  1,190
   Assets Acquired as Loan Satisfactions                                                 54                    210
   Assets Held for Accelerated Disposition                                              240                    526
   Other Assets                                                                       9,236                  6,911
                                                                                 ----------             ----------
            TOTAL ASSETS                                                         $  178,531             $  171,423
                                                                                 ==========             ==========
   LIABILITIES
   Deposits:
     Demand (Noninterest Bearing)                                                $   21,387             $   21,399
     Time and Savings                                                                45,860                 46,799
     Foreign                                                                         27,642                 28,308
                                                                                 ----------             ----------
        Total Deposits                                                               94,889                 96,506
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                23,557                 23,098
   Other Borrowed Funds                                                              15,780                 11,843
   Acceptances Outstanding                                                            1,162                  1,104
   Accounts Payable and Accrued Liabilities                                           2,585                  2,361
   Other Liabilities                                                                 21,976                 17,808
   Long-Term Debt                                                                     7,202                  7,991
                                                                                 ----------             ----------
            TOTAL LIABILITIES                                                       167,151                160,711
                                                                                 ----------             ----------
   COMMITMENTS AND CONTINGENCIES (See Note 9)
   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    1,250                  1,450
   Common Stock (Issued 254,931,474 and 254,009,187 Shares)                             255                    254
   Capital Surplus                                                                    6,476                  6,544
   Retained Earnings                                                                  3,826                  3,263
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (216)                  (438)
   Treasury Stock, at Cost (5,496,561 and 9,497,533 Shares)                            (211)                  (361)
                                                                                 ----------             ----------
            TOTAL STOCKHOLDERS' EQUITY                                               11,380                 10,712
                                                                                 ----------             ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  178,531             $  171,423
                                                                                 ==========             ==========

The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED STATEMENT OF INCOME
                                                   Three Months Ended June 30,
                                              (in millions, except per share data)


                                                                                        1995                       1994
                                                                                        ----                       ----
   INTEREST INCOME
   Loans                                                                           $   1,770                   $  1,375
   Securities                                                                            513                        432
   Trading Assets                                                                        205                        191
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                                   212                        121
   Deposits with Banks                                                                    67                        100
                                                                                   ---------                   --------
        Total Interest Income                                                          2,767                      2,219
                                                                                   ---------                   --------
   INTEREST EXPENSE
   Deposits                                                                              931                        543
   Short-Term and Other Borrowings                                                       536                        359
   Long-Term Debt                                                                        138                        132
                                                                                   ---------                   --------
        Total Interest Expense                                                         1,605                      1,034
                                                                                   ---------                   --------
   NET INTEREST INCOME                                                                 1,162                      1,185
   Provision for Losses                                                                  120                        160
                                                                                   ---------                   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      1,042                      1,025
                                                                                   ---------                   --------

   NONINTEREST REVENUE
   Trust and Investment Management Fees                                                   97                        108
   Corporate Finance and Syndication Fees                                                129                         93
   Service Charges on Deposit Accounts                                                    76                         75
   Fees for Other Banking Services                                                       290                        279
   Trading Revenue                                                                       171                        203
   Securities Gains                                                                       69                         13
   Other Revenue                                                                         129                         96
                                                                                   ---------                   --------
        Total Noninterest Revenue                                                        961                        867
                                                                                   ---------                   --------

   NONINTEREST EXPENSE
   Salaries                                                                              557                        542
   Employee Benefits                                                                     117                        102
   Occupancy Expense                                                                     129                        140
   Equipment Expense                                                                      97                         91
   Foreclosed Property Expense                                                           (14)                         2
   Other Expense                                                                         362                        404
                                                                                   ---------                   --------
        Total Noninterest Expense                                                      1,248                      1,281
                                                                                   ---------                   --------
   INCOME BEFORE INCOME TAX EXPENSE                                                      755                        611
   Income Tax Expense                                                                    302                        254
                                                                                   ---------                   --------
   NET INCOME                                                                      $     453                   $    357
                                                                                   =========                   ========
   NET INCOME APPLICABLE TO COMMON STOCK                                           $     427                   $    324
                                                                                   =========                   ========

   EARNINGS PER SHARE:
        Primary                                                                    $    1.72                   $   1.27
                                                                                   =========                   ========
        Assuming Full Dilution                                                     $    1.68                   $   1.25
                                                                                   =========                   ========

The Notes to  Financial  Statements  are an  integral part of these Statements.



Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED STATEMENT OF INCOME
                                                    Six Months Ended June 30,
                                              (in millions, except per share data)
                                                                                        1995                       1994
                                                                                        ----                       ----
   INTEREST INCOME
   Loans                                                                           $   3,431                   $  2,682
   Securities                                                                          1,018                        848
   Trading Assets                                                                        404                        364
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                                   431                        221
   Deposits with Banks                                                                   149                        194
                                                                                    --------                   --------
        Total Interest Income                                                          5,433                      4,309
                                                                                    --------                   --------
   INTEREST EXPENSE
   Deposits                                                                            1,782                      1,063
   Short-Term and Other Borrowings                                                     1,055                        651
   Long-Term Debt                                                                        278                        267
                                                                                    --------                   --------
        Total Interest Expense                                                         3,115                      1,981
                                                                                    --------                   --------
   NET INTEREST INCOME                                                                 2,318                      2,328
   Provision for Losses                                                                  240                        365
                                                                                    --------                   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      2,078                      1,963
                                                                                    --------                   --------
   NONINTEREST REVENUE
   Trust and Investment Management Fees                                                  188                        218
   Corporate Finance and Syndication Fees                                                248                        175
   Service Charges on Deposit Accounts                                                   150                        144
   Fees for Other Banking Services                                                       584                        569
   Trading Revenue                                                                       227                        388
   Securities Gains                                                                       51                         59
   Other Revenue                                                                         383                        245
                                                                                   ---------                   --------
        Total Noninterest Revenue                                                      1,831                      1,798
                                                                                   ---------                   --------
   NONINTEREST EXPENSE
   Salaries                                                                            1,103                      1,060
   Employee Benefits                                                                     224                        221
   Occupancy Expense                                                                     264                        286
   Equipment Expense                                                                     198                        175
   Foreclosed Property Expense                                                           (21)                        37
   Restructuring Charge                                                                  ---                         48
   Other Expense                                                                         726                        778
                                                                                   ---------                   --------
        Total Noninterest Expense                                                      2,494                      2,605
                                                                                   ---------                   --------
   INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF
     ACCOUNTING CHANGE                                                                 1,415                      1,156
   Income Tax Expense                                                                    566                        480
                                                                                   ---------                   --------
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                                             849                        676
   Effect of Change in Accounting Principle                                              (11)                       ---
                                                                                   ---------                   --------
   NET INCOME                                                                      $     838                   $    676
                                                                                   =========                   ========
   NET INCOME APPLICABLE TO COMMON STOCK                                           $     782                   $    611
                                                                                   =========                   ========
   EARNINGS PER SHARE:
   Primary:
        Income Before Effect of Accounting Change                                  $    3.21                   $   2.39
        Effect of Change in Accounting Principle                                       (0.04)                       ---
                                                                                   ---------                   --------
        Net Income                                                                 $    3.17                   $   2.39
                                                                                   =========                   ========
   Assuming Full Dilution:
        Income Before Effect of Accounting Change                                  $    3.12                   $   2.36
        Effect of Change in Accounting Principle                                       (0.04)                       ---
                                                                                   ---------                   --------
        Net Income                                                                 $    3.08                   $   2.36
                                                                                   =========                   ========
The Notes to Financial Statements are an integral
part of these Statements.



Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Six Months Ended June 30,
                                                          (in millions)
                                                                                              1995              1994
                                                                                              ----              ----
Operating Activities
--------------------
Net Income                                                                                $    838          $    676
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Provision for Losses                                                                     240               365
      Restructuring Charge                                                                     ---                48
      Depreciation and Amortization                                                            192               146
      Net Change In:
         Trading-Related Assets                                                              1,233               318
         Accrued Interest Receivable                                                            (7)               77
         Accrued Interest Payable                                                               94                45
         Other, Net                                                                           (382)             (444)
                                                                                          --------          --------
      Net Cash Provided by Operating Activities                                              2,208             1,231
                                                                                          --------          --------

Investing Activities
--------------------
Net Change In:
   Deposits with Banks                                                                       2,746             1,581
   Federal Funds Sold and Securities Purchased Under Resale Agreements                         (86)           (2,247)
   Loans Due to Sales and Securitizations                                                    2,987             4,787
   Other Loans, Net                                                                         (9,050)           (4,919)
   Other, Net                                                                               (1,667)             (102)
Proceeds from the Maturity of Held-to-Maturity Securities                                      722             1,925
Purchases of Held-to-Maturity Securities                                                      (447)             (761)
Proceeds from the Maturity of Available-for-Sale Securities                                  2,564             1,925
Proceeds from the Sale of Available-for-Sale Securities                                     25,274            11,252
Purchases of Available-for-Sale Securities                                                 (28,653)          (14,775)
                                                                                         ---------         ---------
      Net Cash Used by Investing Activities                                                 (5,610)           (1,334)
                                                                                         ---------         ---------

Financing Activities
--------------------
Net Change In:
   Noninterest-Bearing Domestic Demand Deposits                                                (12)           (1,374)
   Domestic Time and Savings Deposits                                                         (939)           (4,186)
   Foreign Deposits                                                                           (666)             (741)
   Federal Funds Purchased, Securities Sold Under Repurchase Agreements
      and Other Borrowed Funds                                                               5,119             8,538
   Other Liabilities                                                                           (23)              353
   Other, Net                                                                                   21               106
Proceeds from the Issuance of Long-Term Debt                                                   582             1,215
Redemption and Maturity of Long-Term Debt                                                   (1,368)           (1,080)
Proceeds from the Issuance of Stock                                                             89               216
Treasury Stock Purchased                                                                      (192)              (56)
Cash Dividends Paid                                                                           (273)             (257)
                                                                                          --------          --------
      Net Cash Provided by Financing Activities                                              2,338             2,734
                                                                                          --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                     (12)              (20)
                                                                                          --------          --------
Net Increase (Decrease) in Cash and Due from Banks                                          (1,076)            2,611
                                                                                          --------          --------
Cash and Due from Banks at January 1,                                                        8,832             6,852
                                                                                          --------          --------
Cash and Due from Banks at June 30,                                                       $  7,756          $  9,463
                                                                                          ========          ========
Cash Interest Paid                                                                        $  3,021          $  1,936
Taxes Paid                                                                                $    607          $    564

The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                 CHEMICAL BANKING CORPORATION and Subsidiaries
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                           Six Months Ended June 30,
                                 (in millions)


                                                                                             1995                   1994
                                                                                             ----                   ----

BALANCE AT JANUARY 1,                                                                   $  10,712              $  11,164
                                                                                        ---------              ---------

Net Income                                                                                    838                    676
Dividends Declared:
  Preferred Stock                                                                             (56)                   (65)
  Common Stock                                                                               (229)                  (192)
Issuance of Preferred Stock                                                                   ---                    200
Conversion of Preferred Stock                                                                (200)                   ---
Issuance of Common Stock                                                                        1                      1
Net Change in Capital Surplus                                                                 (58)                    15
Restricted Stock Granted, Net of Amortization                                                 (10)                   (11)
Net Change in Treasury Stock                                                                  150                   (102)
Net Change in Fair Value of Available-for-Sale Securities, Net of Taxes                       222                   (506)
Accumulated Translation Adjustment                                                             10                    ---
                                                                                        ---------              ---------
  Net Change in Stockholders' Equity                                                          668                     16
                                                                                        ---------              ---------

BALANCE AT JUNE 30,                                                                     $  11,380              $  11,180
                                                                                        =========              =========


                         NOTES TO FINANCIAL STATEMENTS

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

In the 1995 second quarter, the Corporation adopted, retroactive to January 1, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require that when a definitive plan exists to sell or securitize mortgage loans and to retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or the origination of the mortgage loans. Under SFAS 65, only purchased mortgage servicing rights were permitted to be recognized as separate assets. SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights.

The adoption of SFAS 122 did not have a material effect on the Corporation's earnings, liquidity and capital resources. As a result of the adoption of SFAS 122, the Corporation recognized an immaterial gain; consequently, 1995 first quarter results have not been restated due to the immateriality of the related gain.

The Corporation's policy for evaluating mortgage servicing rights for impairment is to stratify the mortgage servicing rights capitalized by year of origination. Fair value is determined based on discounted cash flows using incremental direct and indirect costs.

Part I
Item 1. (continued)


NOTE 2 - TRADING ACTIVITIES
---------------------------
The Corporation uses its trading assets, such as debt and equity instruments and risk management instruments, to meet the financing needs of its customers and to generate revenue through its trading activities.

DEBT AND EQUITY INSTRUMENTS
Trading assets-debt and equity instruments, which are carried at fair value, are presented in the following table for the dates indicated:

                                                                                         June 30,            December 31,
(in millions)                                                                                1995                   1994
                                                                                         --------            ------------

U.S. Government, Federal Agencies and Municipal Securities                              $   4,491               $  2,875
Certificates of Deposit, Bankers' Acceptances,
  and Commercial Paper                                                                      1,460                  1,644
Debt Securities Issued by Foreign Governments                                               2,162                  1,983
Foreign Financial Institutions                                                              2,421                  3,119
Other, primarily includes corporate securities and eurodollar bonds                         1,525                  1,472
                                                                                        ---------               --------

Total Trading Assets - Debt and Equity Instruments (a)                                  $  12,059               $ 11,093
                                                                                        =========               ========

(a) Includes emerging markets instruments of $340 million at June 30, 1995 and $544 million at December 31, 1994.


RISK MANAGEMENT INSTRUMENTS
Trading Assets-risk management instruments represent unrealized gains on derivative contracts while trading liabilities-risk management instruments represent unrealized losses on derivative contracts. Such risk management instruments are presented in the following table for the dates indicated.


                                                                                        June 30,           December 31,
(in billions)                                                                              1995                   1994
                                                                                        -------            -----------

Trading Assets-Risk Management Instruments:
  Interest Rate Contracts                                                               $   8.6                 $  7.9
  Foreign Exchange Contracts                                                                9.5                    9.5
  Stock Index Options and Commodity Contracts                                               0.3                    0.3
                                                                                        -------                 ------
    Total                                                                               $  18.4                 $ 17.7
                                                                                        =======                 ======

Trading Liabilities-Risk Management Instruments:
  Interest Rate Contracts                                                               $  10.1                 $  7.0
  Foreign Exchange Contracts                                                               10.1                    8.9
  Stock Index Option and Commodity Contracts                                                0.1                    0.1
                                                                                        -------                 ------
    Total                                                                               $  20.3                 $ 16.0
                                                                                        =======                 ======


A description of the classes of derivative and foreign exchange instruments used in the Corporation's trading activities as well as the related accounting policies and the credit risk and market risk factors involved in these activities are disclosed in Note One on page B48 and in Note Nineteen on pages B64-B66 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"). For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1995 second quarter and first six months, see Management's Discussion and Analysis on page 25 and pages 42-44.

Part I
Item 1. (continued)

NOTE 3 - SECURITIES
-------------------
     Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk or other factors are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities, along with any unrealized gains and losses on related derivatives, are reported net of applicable taxes in a separate component of stockholders' equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

The fair valuation of the securities classified as available-for-sale (including loans classified as available-for-sale) resulted in a net after-tax unfavorable impact of $216 million on the Corporation's stockholders' equity at June 30, 1995, compared with a net after-tax unfavorable impact of $438 million at December 31, 1994. The net change from the 1994 year-end was primarily due to the improvement in fair values as a result of lower interest rate levels at June 30, 1995 when compared with December 31, 1994. See Note 4 for further discussion.

Net gains from available-for-sale securities sold in the second quarter and first six months of 1995 amounted to $69 million (gross gains of $183 million and gross losses of $114 million) and $51 million (gross gains of $221 million and gross losses of $170 million), respectively. Net gains on such sales for the same periods in 1994 amounted to $13 million (gross gains of $32 million and gross losses of $19 million) in the second quarter and $59 million (gross gains of $105 million and gross losses of $46 million) in the first six months. There were no sales of held-to-maturity securities during the first six months of 1995 and 1994.

Part I
Item 1. (continued)

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:


June 30, 1995 (in millions)                                                  Gross            Gross
                                                        Amortized           Unrealized       Unrealized         Fair
                                                            Cost             Gains           Losses            Value(a)
                                                        ---------           ----------       ----------        ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  3,578            $   36           $    6         $  3,608
        Collateralized Mortgage Obligations                3,643                 4               41            3,606
        Other, primarily U.S. Treasuries                     170               ---              ---              170
Obligations of State and Political Subdivisions              170               ---              ---              170
Debt Securities Issued by Foreign Governments                 48               ---              ---               48
Collateralized Mortgage Obligations (b)                      134                 3                2              135
Other, primarily Asset-Backed Securities                     544                 6                2              548
                                                        --------            ------           ------         --------
        Total Held-to-Maturity Securities               $  8,287            $   49           $   51         $  8,285
                                                        ========            ======           ======         ========



December 31, 1994 (in millions)                                              Gross            Gross
                                                        Amortized           Unrealized       Unrealized         Fair
                                                            Cost             Gains           Losses            Value(a)
                                                        ---------           ----------       ----------        ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  3,615            $  ---           $  209         $  3,406
        Collateralized Mortgage Obligations                3,871               ---              237            3,634
        Other, primarily U.S. Treasuries                     130               ---                2              128
Obligations of State and Political Subdivisions              118                 1              ---              119
Collateralized Mortgage Obligations (b)                      140                 1                4              137
Other, primarily Asset-Backed Securities                     692                 2               12              682
                                                        --------            ------           ------         --------
        Total Held-to-Maturity Securities               $  8,566            $    4           $  464         $  8,106
                                                        ========            ======           ======         ========



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

                                                          - 10 -

Part I
Item 1. (continued)

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities for the dates indicated were as follows:


June 30, 1995 (in millions)                                                  Gross            Gross
                                                        Amortized           Unrealized       Unrealized         Fair
                                                            Cost             Gains           Losses            Value(a)
                                                        ---------           ----------       ----------        ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  9,187            $   58           $   29        $   9,216
        Collateralized Mortgage Obligations                  136               ---                3              133
        Other, primarily U.S. Treasuries                   4,445                 1              134            4,312
Debt Securities Issued by Foreign Governments              4,414                35              131            4,318
Corporate Debt Securities                                    521                10               13              518
Collateralized Mortgage Obligations (b)                      208               ---                1              207
Other (c)                                                  1,270                 7               16            1,261
                                                        --------            ------           ------        ---------
     Total Available-for-Sale Securities
        Carried at Fair Value                           $ 20,181            $  111           $  327        $  19,965
                                                        ========            ======           ======        =========


December 31, 1994 (in millions)                                              Gross            Gross
                                                       Amortized           Unrealized       Unrealized          Fair
                                                            Cost             Gains           Losses            Value(a)
                                                       ---------           ----------       ----------         ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   8,151           $   554          $   593         $  8,112
        Collateralized Mortgage Obligations                  354                 1               28              327
        Other, primarily U.S. Treasuries                   6,414                 8              359            6,063
Debt Securities Issued by Foreign Governments              2,736                16              134            2,618
Corporate Debt Securities                                    358                 6                5              359
Collateralized Mortgage Obligations (b)                      262                 1                3              260
Other (c)                                                    702                 1               11              692
                                                       ---------           -------          -------         --------
     Total Available-for-Sale Securities
        Carried at Fair Value                          $  18,977           $   587          $ 1,133         $ 18,431
                                                       =========           =======          =======         ========

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


June 30, 1995 (in millions)                                                  Gross            Gross
                                                        Amortized           Unrealized     Unrealized           Fair
                                                            Cost             Gains           Losses            Value
                                                        ---------           ----------     ----------          -----

Held-to-Maturity                                        $  1,983            $    9         $    785         $  1,207
Available-for-Sale                                         1,585               146              315            1,416
                                                        --------            ------         --------         --------
     Total                                              $  3,568            $  155         $  1,100         $  2,623
                                                        ========            ======         ========         ========


December 31, 1994 (in millions)                                              Gross            Gross
                                                       Amortized           Unrealized      Unrealized           Fair
                                                            Cost             Gains           Losses            Value
                                                       ---------           ----------      ----------          -----

Held-to-Maturity                                       $   1,998           $    10         $    848         $  1,160
Available-for-Sale                                         1,635               150              369            1,416
                                                       ---------           -------         --------         --------
     Total                                             $   3,633           $   160         $  1,217         $  2,576
                                                       =========           =======         ========         ========


The second quarter of 1995 included a loss of approximately $50 million related to the planned disposition of emerging market securities previously recorded as available-for-sale. Cash proceeds from the sales of available-for-sale loans in the first six months of 1994 were $318 million (all of these proceeds were recorded in the 1994 first quarter).

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), an amendment to SFAS 114. SFAS 114 and SFAS 118 require that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogenous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. The adoption of SFAS 114 and SFAS 118 did not have an effect on the Corporation's earnings, liquidity, or capital resources.

The Corporation's impaired loans are those non-consumer loans currently reported as nonperforming. The Corporation recognizes interest income on those loans to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. For a further description of the Corporation's accounting policies for recognition of interest income on nonperforming loans, see Note One of the Notes to the Consolidated Financial Statements on pages B48-B51 of the Corporation's 1994 Form 10-K.

Part I
Item 1. (continued)

The following table sets forth impaired loan disclosures as of and for the six months ended June 30, 1995.

                                                                      June 30,
(in millions)                                                            1995
                                                                      -------

Impaired Loans with an Allowance                                      $   671
Impaired Loans without an Allowance (a)                                   272
                                                                      -------
     Total Impaired Loans                                             $   943
                                                                      =======

Allowance for Impaired Loans under
  SFAS 114 (b)                                                        $   211
                                                                      =======

Average Balance of Impaired Loans
  during the six months ended June 30, 1995                           $   919
                                                                      =======

Interest Income Recognized on Impaired
  Loans during the six months ended June 30, 1995                     $     8
                                                                      =======


(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.


NOTE 5 - EARNINGS PER SHARE
---------------------------
In the 1995 second quarter, the Corporation changed its reporting of earnings per share ("EPS") from reporting "simple" EPS (which is based solely on the average number of common shares outstanding) to reporting "primary" and "fully diluted" EPS (which are based on the average number of common and common equivalent shares outstanding).

Previously, the Corporation reported simple EPS, since the differences between simple EPS and primary EPS or simple EPS and fully diluted EPS were not material (less than 3%). Primary and fully diluted EPS are now being reported for all periods presented. For a further discussion on the Corporation's EPS calculation, see page 58 of this Form 10-Q.

NOTE 6 - COMMON STOCK
---------------------
On July 18, 1995, the Corporation announced that its Board of Directors had authorized the repurchase of up to $1.2 billion of its outstanding common stock on the open market over the 24 months following the announcement. In total, this proposed repurchase would represent approximately 25 million shares or approximately 10% of the Corporation's outstanding common shares, assuming a June 30, 1995 closing price of $47.25.

During the 1995 first half, the Corporation repurchased 4 million shares of its common stock on the open market under a previously announced plan to repurchase up to 6 million shares in 1995. The 2 million shares remaining available for repurchase are included in the July 1995 $1.2 billion repurchase plan.

During the second quarter of 1995, the Corporation called all of the outstanding shares of its 10% convertible preferred stock for redemption. Substantially all of the 10% convertible preferred stock was converted prior to the redemption date, at the option of the holders thereof, into approximately 7.6 million shares of the Corporation's common stock. The shares of common stock issued upon such conversion were issued from treasury.

Part I
Item 1. (continued)

NOTE 7 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
-----------------------------------------------------------
For a discussion of the Corporation's postretirement medical and life insurance benefits provided to domestic employees, reference is made to page B60 of the Corporation's 1994 Form 10-K.

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits for the Corporation's foreign employees. SFAS 106 requires recognition, during the years of the employees' active service, of the employer's expected cost and obligation of providing postretirement benefits other than pensions to employees and eligible dependents. The Corporation has not prefunded these benefits. Consistent with the January 1, 1993 adoption of SFAS 106 for its domestic employees, the Corporation elected to expense the entire unrecognized accumulated obligation related to its foreign employees via a one-time pre-tax charge of $17 million ($11 million after-tax or $0.04 per share) on January 1, 1995.

NOTE 8 - RESTRUCTURING CHARGES
------------------------------
In December 1994, the Corporation announced a two-year program to improve earnings per share and return on equity and, in connection therewith, recorded a pre-tax restructuring charge of $260 million. The charge (which is primarily comprised of cash charges) is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions are tied to
specific   expense   reduction    initiatives   such   as   commercial   lending
re-engineering, branch network rationalization and the process improvement program at Texas Commerce Equity Holdings Inc. ("Texas Commerce") and will occur within the Global Bank, Regional Bank, Texas Commerce and Corporate sectors. At June 30, 1995 the reserve balance associated with this charge was approximately $183 million of which $83 million related to severance and other termination-related costs and $100 million related to the disposition of certain facilities, premises and equipment and termination of leases.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. The Corporation and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of the Corporation.

NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
---------------------------------------------------------------
The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. A discussion of the credit and market risks involved with derivative and foreign exchange financial instruments is provided on pages B31-B34 of the Corporation's 1994 Form 10-K.

Derivative  and Foreign  Exchange  Instruments  Used for Trading  Purposes:  The
financial   instruments  used  for  the  Corporation's  trading  activities  are disclosed in Note 2 of this Form 10-Q.

The amount of credit risk relating to the Corporation's trading activities is recorded on the balance sheet in accordance with Financial Accounting Standards Board Interpretation No. 39 ("FASI 39"). These amounts are disclosed in Note 2 of this Form 10-Q. The effects of market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

Part I
Item 1. (continued)

Derivative  and  Foreign  Exchange  Instruments  Used for  Purposes  Other  than
Trading: The Corporation's principal objective in using off-balance sheet instruments for purposes other than trading is for its ALM activities. The majority of the Corporation's derivatives used for such activities are transacted through its trading units. A discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for ALM activities is included on page B34 of the Corporation's 1994 Form 10-K.

At June 30, 1995, net unamortized deferred losses relating to closed derivative contracts used in ALM activities were approximately $195 million, which will be amortized into earnings over the period for which the related assets or liabilities exposure is managed. Approximately 35% of the net deferred loss at June 30, 1995 will be amortized within the next twelve months; the remaining 65% will be amortized over periods in excess of one year.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at June 30, 1995, deferred gains and losses associated with such transactions were immaterial.

Part I
Item 1. (continued)

The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of master netting agreements) for the dates indicated below. The table should be read in conjunction with the preceding narrative as well as the descriptions of these products and their risks included on pages B65-B66 of the Corporation's 1994 Form 10-K.

                                                              Notional Amounts                   Credit Exposure
                                                        June 30,        December 31,       June 30,        December 31,
(in billions)                                               1995                1994           1995                1994
                                                        --------        ------------       --------        ------------

INTEREST RATE CONTRACTS
Futures and Forward Rate Agreements
  Trading                                            $     981.4          $    938.1      $     1.4          $     0.8
  Asset and Liability Management                            45.9                32.8            ---                ---
Interest Rate Swaps
  Trading                                                1,409.2             1,107.9            7.1                6.9
  Asset and Liability Management                            53.1                50.7            0.3                0.2
Purchased Options
  Trading                                                   75.1                60.5            0.1                0.2
  Asset and Liability Management                            31.2                13.7            ---                ---
Written Options
  Trading                                                   86.4                69.5            ---                ---
  Asset and Liability Management                            23.4                 3.3            ---                ---
                                                     -----------          ----------      ---------          ---------
    Total Interest Rate Contracts                    $   2,705.7          $  2,276.5      $     8.9          $     8.1
                                                     ===========          ==========      =========          =========

FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                            $     822.2          $    794.0      $     7.0          $     7.3
  Asset and Liability Management                            14.5                12.3            ---                ---
Other Foreign Exchange Contracts (a)
  Trading                                                  117.8                94.5            2.5                2.2
  Asset and Liability Management                             0.1                 0.3            ---                ---
                                                     -----------          ----------      ---------          ---------
    Total Foreign Exchange Contracts                 $     954.6          $    901.1      $     9.5          $     9.5
                                                     ===========          ==========      ==========         =========

Stock Index Options and Commodity Contracts
  Trading                                            $       6.6          $      4.5      $     0.3          $     0.3
                                                     ===========          ==========      =========          =========

Total Credit Exposure Recorded on the Balance Sheet                                       $    18.7          $    17.9
                                                                                          =========          =========

(a) Includes purchased options, written options and cross-currency interest rate swaps of $45.2 billion, $46.3 billion and $26.4 billion, respectively at June 30, 1995, compared with $34.2 billion, $38.4 billion and $22.2 billion, respectively, at December 31, 1994.

In addition to the financial instruments presented in the preceding notional table, the Corporation also enters into transactions involving "when-issued securities", primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, they are not recorded on the balance sheet until issued. At June 30, 1995 and December 31, 1994, commitments to purchase when-issued securities were $5,276 million and $6,289 million, respectively, and commitments to sell when-issued securities were $5,838 million and $6,658 million, respectively.

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

All of the Corporation's interest rate swaps and forward rate agreements are OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of June 30, 1995, approximately 35% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1994, approximately 19% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity that is exchange-traded versus OTC-traded will vary depending upon conditions in the market place.

NOTE 11 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
-----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at June 30, 1995 and December 31, 1994. The table should be read in conjunction with the description of these products and their risks included on pages B66-B67 of the Corporation's 1994 Form 10-K.

Off-Balance Sheet Lending-Related Financial Instruments
                                                                                  June 30,                 December 31,
(in millions)                                                                         1995                         1994
                                                                                  --------                 ------------

Commitments to Extend Credit                                                 $      57,778(a)             $      49,266(a)
Standby Letters of Credit (Net of Risk
     Participations of $4,661 and $5,218)                                           13,415                       12,451
Other Letters of Credit                                                              3,283                        2,860
Customers' Securities Lent                                                          17,474                       18,979

(a) Excludes credit card commitments of $20.1 billion and $19.0 billion at June 30, 1995 and December 31, 1994, respectively.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------
For a discussion of the Corporation's fair value methodologies, see pages B67-B69 of the Corporation's 1994 Form 10-K. At June 30, 1995, the carrying value and estimated fair value of financial assets required to be valued for purposes of SFAS 107 were $173.4 billion and $175.0 billion, respectively, compared with $166.0 billion and $166.8 billion, respectively, at December 31, 1994. At June 30, 1995, the carrying value and estimated fair value of financial liabilities required to be valued for purposes of SFAS 107 were $166.6 billion and $166.9 billion, respectively, compared with $160.2 billion and $160.8 billion at December 31, 1994.

Part I
Item 1. (continued)

The following table presents the carrying value and estimated fair value at June 30, 1995 of financial assets and liabilities valued under SFAS 107 and certain derivatives contracts used for ALM activities related to such financial assets and liabilities.

                                            Financial Assets/
                                          Financial Liabilities            Derivative Contracts Used for ALM Activities
                                          -----------------------          ------------------------------------------------
                                                        Estimated                        Gross            Gross       Estimated
                                         Carrying         Fair          Carrying     Unrecognized     Unrecognized      Fair
(in millions)                            Value(a)(b)    Value(a)(b)     Value(c)         Gains           Losses         Value
                                         --------       ----------      --------     ------------     ------------    ---------
FINANCIAL ASSETS:
Assets for Which Fair Value
  Approximates Book Value            $   30,385     $   30,385          $  ---         $  ---          $  ---          $  ---
Trading Assets:
  Debt and Equity Instruments            12,059         12,059             ---            ---             ---             ---
  Risk Management Instruments            18,412         18,412             ---            ---             ---             ---
Securities Held-to-Maturity               8,287          8,285             ---            ---             ---             ---
Securities Available-for-Sale            19,965         19,965              36            ---             ---              36
Loans, Net                               82,245         83,430              85             85            (248)            (78)
Derivatives in Lieu of Cash
  Market Instruments (d)                     67            142              67            298            (223)            142
Other Assets                              1,950          2,350             ---            ---             ---             ---
                                     ----------     ----------
  Total Financial Assets             $  173,370     $  175,028
                                     ==========     ==========

FINANCIAL LIABILITIES:
Liabilities for Which Fair Value
  Approximates Book Value            $  123,472     $  123,472             (10)             5             (21)            (26)
Domestic Time Deposits                   15,530         15,769              48             51            (144)            (45)
Long-Term Debt                            7,202          7,326              17             57             (53)             21
Trading Liabilities - Risk
  Management Instruments                 20,353         20,353             ---            ---             ---             ---
                                     ----------     ----------
  Total Financial Liabilities        $  166,557     $  166,920
                                     ==========     ==========

(a)   The   carrying    value   and   estimated    fair   value include the
      carrying value and estimated fair value of derivative contracts used in asset/liability management activities.
(b) The carrying value and estimated fair value of the daily margin settlements on open futures and options contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet. The Corporation uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as
      securities available-for-sale,   loans  and deposits. Gross deferred gains
      and losses from daily margin settlements on open futures and options contracts were $4 million and $104 million, respectively, at June 30, 1995. The deferred gains and losses from such contracts are amortized to income after the contracts close. See page 15 of this Form 10-Q for a discussion of closed derivative contracts related to ALM activities.
(c) The carrying value of derivatives used for asset/liability management is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.
(d) Represents derivative contracts that, as part of the Corporation's asset/ liability management, are used in place of cash market instruments. For a discussion of the Corporation's accounting policy relative to off-balance sheet instruments used for ALM, see page B50 of the Corporation's 1994 Form 10-K.

Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. In addition to the derivative contracts in the above table, the Corporation also uses derivative contracts (primarily interest rate floors) to hedge its mortgage servicing rights; these mortgage servicing rights are not required to be fair valued under SFAS 107. At June 30, 1995, the notional amount of such derivatives was $1.8 billion, the carrying value was $3.6 million, and gross unrecognized gains and losses were $8.8 million and $1.5 million, respectively, resulting in an estimated fair value of $10.9 million.

Part I
Item 2.                                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                   OF FINANCIAL CONDITION AND RESULTS
                                                             OF OPERATIONS

                                                      CHEMICAL BANKING CORPORATION
                                                     QUARTERLY FINANCIAL HIGHLIGHTS
                                             (in millions, except per share and ratio data)

                                                                            1995                                1994
                                                                    -----------------------     -----------------------------------
                                                                      Second        First          Fourth       Third        Second
                                                                     Quarter      Quarter         Quarter     Quarter       Quarter
                                                                     -------      -------         -------     -------       -------
Earnings:
  Income Before Effect of Accounting Change.......                  $    453     $    396       $     179     $   439     $    357
  Effect of Change in Accounting Principle........                       ---          (11)(b)         ---         ---          ---
                                                                    --------     --------       ---------     -------     --------
  Net Income......................................                  $    453     $    385       $     179    $    439     $    357
                                                                    ========     ========       =========    ========     ========
  Net Income Applicable to Common Stock...........                  $    427     $    355       $     149    $    396     $    324
                                                                    ========     ========       =========    ========     ========
Earnings Per Share (a):
  Primary:
  Income Before Effect of Accounting Change.......                  $   1.72     $   1.49       $    0.61    $   1.59     $   1.27
  Effect of Change in Accounting Principle........                       ---        (0.04)(b)         ---         ---          ---
                                                                    --------     --------       ---------    --------     --------
  Net Income......................................                  $   1.72     $   1.45       $    0.61    $   1.59     $   1.27
                                                                    ========     ========       =========    ========     ========
  Assuming Full Dilution:
  Income Before Effect of Accounting Change.......                  $   1.68    $    1.46       $    0.61    $   1.56     $   1.25
  Effect of Change in Accounting Principle........                       ---        (0.04)(b)         ---         ---          ---
                                                                    --------     --------       ---------    --------     --------
  Net Income......................................                  $   1.68     $   1.42       $    0.61    $   1.56     $   1.25
                                                                    ========     ========       =========    ========     ========
Per Common Share:
  Book Value......................................                  $  40.62     $  38.79       $   37.88    $  38.29     $  37.17
  Market Value....................................                  $  47.25     $  37.75       $   35.88    $  35.00     $  38.50
  Common Dividends Declared.......................                  $    .50(c)  $    .44       $     .44    $    .44(c)  $    .38
Common Shares Outstanding:
  Average Common and Common Equivalent Shares                          248.3        245.3           246.3       248.6        255.1
  Average Common Shares Assuming Full Dilution                         254.8        253.0           254.0       256.3        263.0
  Common Shares at Period End.....................                     249.4        240.8           244.5       244.4        250.9
Performance Ratios:
  Return on Average Assets (d)....................                      1.01%         .89%            .42%       1.03%         .87%
  Return on Average Common Equity (d).............                     17.67%       15.50%           6.29%      16.92%       13.90%
  Return on Average Stockholders' Equity (d)......                     16.42%       14.54%           6.54%      16.14%       12.96%
  Efficiency Ratio (e)............................                      59.4%        64.6%           67.2%       62.9%        62.3%
Capital Ratios:
  Common Stockholders' Equity to Assets...........                       5.7%         5.0%            5.4%        5.5%         5.5%
  Total Stockholders' Equity to Assets ...........                       6.4%         5.8%            6.2%        6.4%         6.6%
  Tier 1 Leverage (f).............................                       5.8%         5.8%            5.9%        5.9%         6.4%
  Risk-Based Capital Ratios (f):
    Tier I (4.0% required) .......................                       8.0%         8.1%            8.2%        8.2%         8.7%
    Total  (8.0% required)........................                      11.9%        12.1%           12.3%       12.3%        12.8%

(a) Primary and Fully Diluted EPS are now reported for all periods presented. See Note 5 on page 13 for a further discussion.
(b) On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") for the accounting for other postretirement benefits relating to the Corporation's foreign plans.
(c)   The Corporation increased its quarterly common stock dividend to $0.50 per share from $0.44 per share in the second quarter of 1995. The Corporation had previously increased its quarterly common stock dividend from $0.38 per share to $0.44 per share in the third quarter of 1994.
(d)   Quarterly  performance  ratios  are  based on  annualized net income amounts.
(e)   Excludes  restructuring  charges,  foreclosed  property  expense, emerging markets past-due interest bond sales and, in the 1995 first quarter, an $85 million gain related to the sale of the Corporation's investment in Far East Bank and Trust Company.
(f) In accordance with current regulatory guidelines, these ratios exclude the impact on stockholders' equity resulting from the adoption of Statement of
      Financial   Accounting   Standards  No.  115,   "Accounting   for  Certain
      Investments in Debt and Equity Securities" ("SFAS 115").

Part I
Item 2 (continued)



OVERVIEW
--------


Chemical Banking Corporation (the "Corporation") reported net income of $453 million for the 1995 second quarter, an increase of 27% from earnings of $357 million reported for the second quarter of 1994. The Corporation's primary earnings per share increased 35% to $1.72 per share in the 1995 second quarter, compared with primary earnings of $1.27 per share in the second quarter of 1994.

For the first six months of 1995, the Corporation's net income was $838 million, an increase of 24% from $676 million for the first half of 1994. Primary earnings per share for the 1995 first six months was up 33% to $3.17 per share, compared with primary earnings of $2.39 per share in the comparable period of 1994.

The Corporation's results for the 1995 second quarter and first six months reflect continued progress on the Corporation's performance initiatives to increase its earnings per share and achieve a higher return on shareholders' equity and an improved efficiency ratio. The Corporation's core earnings continued to improve, led by revenue growth in certain nationwide consumer and corporate finance businesses. Additionally, by managing expenses in line with revenue opportunities, the Corporation also achieved an 11% improvement in the core operating margin.

During the 1995 second quarter, the Corporation increased the quarterly dividend on the outstanding shares of its common stock to 50 cents a share, an increase of 14% from 44 cents per common share. On an annual basis, this represents an increase in the dividend rate to $2.00 per share from $1.76 per share. The increase marked the fourth time the dividend has been increased since March 1993, for a total increase of 66.6%.

The Corporation's return on average common stockholders' equity was 17.7% for the second quarter of 1995, compared with 13.9% for the 1994 comparable quarter. For the first six months, the Corporation's return on average common stockholders' equity was 16.6% in 1995, compared with 13.1% in 1994. At June 30, 1995, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk-weighted assets were 8.00% and 11.90%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). At June 30, 1995, the Corporation was "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at June 30, 1995 were $1,118 million, down from $1,139 million at December 31, 1994 and a decline of $1,375 million from $2,493 million at June 30, 1994. Nonperforming assets have declined by $5,469 million, or 83%, from their peak level of $6,587 million in September 1992.

In the second quarter of 1995, the Corporation adopted Statement of Financial Accounting Standards, No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") related to the accounting for originated mortgage servicing rights and, as a result, the Corporation recognized an immaterial gain during the quarter.

Part I
Item 2 (continued)

RESULTS OF OPERATIONS
---------------------
NET INTEREST INCOME

                                                                Second Quarter                    Six Months
                                                       -----------------------------       --------------------------
(in millions)                                              1995                1994           1995              1994
                                                       --------            --------       --------          --------

Total Interest Income                                  $  2,767            $  2,219       $  5,433          $  4,309
Total Interest Expense                                    1,605               1,034          3,115             1,981
                                                       --------            --------       --------          --------
Net Interest Income                                       1,162               1,185          2,318             2,328
Taxable Equivalent Adjustment (a)                             6                   4             14                 9
                                                       --------            --------       --------          --------
Net Interest Income - Taxable
     Equivalent Basis                                  $  1,168            $  1,189       $  2,332          $  2,337
                                                       ========            ========       ========          ========

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

Net interest income for the second quarter of 1995 was $1,162 million, compared with $1,185 million for the same period in 1994. For the first six months, net interest income was $2,318 million in 1995, compared with $2,328 million in 1994. The decreases from both 1994 periods were primarily due to narrower loan spreads experienced in 1995 partly offset by an increase in interest-earning assets (including growth in consumer loans), and the favorable impact of the decrease in nonperforming loans. The following tables reflect the composition of interest-earning assets as a percentage of total interest-earning assets and the net yield on interest-earning assets for the periods indicated.

Average Earning Asset Mix
                                                                          Second Quarter
                                               ---------------------------------------------------------------------
                                                            1995                                  1994
                                               ------------------------------       --------------------------------
                                                                   % of Total                            % of Total
                                                                    Interest-                             Interest-
                                                  Average             Earning           Average             Earning
(Taxable equivalent rates; in millions)           Balance              Assets           Balance              Assets
                                                  -------          ----------           -------          ----------

Consumer Loans                                 $   32,822               24%          $   26,570               20%
Commercial Loans                                   49,024               35               47,574               37
Securities                                         27,938               20               26,594               21
Liquid Interest-Earning Assets                     29,320               21               28,380               22
                                               ----------              ---           ----------              ---
  Total Interest-Earning Assets                $  139,104              100%          $  129,118              100%
                                               ==========              ===           ==========              ===

Interest Rate Spread (a)                                     2.61%                                 3.16%

Net Yield on Interest-Earning Assets (b)                     3.36%                                 3.69%


(a) Represents the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(b) Represents the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds.

Part I
Item 2 (continued)


Average Earning Asset Mix

                                                                            Six Months
                                               --------------------------------------------------------------------
                                                            1995                                  1994
                                               ------------------------------       -------------------------------
                                                                   % of Total                            % of Total
                                                                    Interest-                             Interest-
                                                  Average             Earning           Average             Earning
(Taxable equivalent rates; in millions)           Balance              Assets           Balance              Assets
                                                  -------          ----------           -------           ---------

Consumer Loans                                 $   31,552               23%          $   26,281               20%
Commercial Loans                                   48,359               35               48,031               37
Securities                                         27,838               20               26,500               21
Liquid Interest-Earning Assets                     29,701               22               28,647               22
                                               ----------              ---           ----------              ---
  Total Interest-Earning Assets                $  137,450              100%          $  129,459              100%
                                               ==========              ===           ==========              ===

Interest Rate Spread (a)                                     2.70%                                 3.13%

Net Yield on Interest-Earning Assets (b)                     3.42%                                 3.64%


(a) Represents the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(b) Represents the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds.


The Corporation's average total loans in the 1995 second quarter and first six months increased by $7.7 billion and $5.6 billion, respectively, from the comparable 1994 periods. The increases reflected the continued growth in consumer loans (principally from residential mortgage and credit card activities) and commercial lending, partially offset by a reduction in the commercial real estate portfolio. Commercial loans outstandings at June 30, 1995 represented the fourth consecutive quarterly increase since the June 30, 1994 level reflecting an upward trend in commercial lending activity. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio, with its consumer loans continuing to grow faster than its commercial loans. For a further discussion of the Corporation's loans, see the loan portfolio section on page 35.

The negative impact on net interest income from nonperforming loans (excluding nonperforming loans held for accelerated disposition) in the second quarter of 1995 was $17 million, compared with $38 million in the same quarter in 1994. For the first six months, the negative impact was $37 million in 1995, compared with $57 million in 1994. The improvement in both 1995 periods is principally due to the significant reduction in the level of the Corporation's nonperforming loans.

The favorable impact on net interest income from the Corporation's asset/liability derivative activities, whereby derivative instruments are used in order to alter the yield on certain of the Corporation's assets and liabilities, was immaterial for the second quarter of 1995, compared with $59 million for the second quarter of 1994. For the first six months, the favorable impact was approximately $16 million in 1995, compared with $119 million in 1994. For a further discussion of derivative instruments used in the Corporation's asset/liability management activities, see Note 12 of the Notes to Financial Statements and the Asset/Liability Management section on pages 45-46 of this Form 10-Q.

The decreases in the interest rate spread and the net yield for both 1995 periods reflected narrower loan spreads and the impact of higher interest rates on wholesale funding, partially offset by wider deposit spreads and an increased contribution from noninterest-bearing funds. The contribution from interest-free funds to the net yield was 75 basis points in the 1995 second quarter, an increase from a 53 basis point contribution in the comparable 1994 period. The improvement from the prior year is due to the higher interest rate environment during 1995 and an increase of $1.6 billion in interest-free funds in the second quarter of 1995.

Part I
Item 2 (continued)


Despite its outlook for continued loan growth in 1995, management anticipates that net interest income over the next two quarters will be relatively flat with 1995 second quarter results and that net interest income for full year 1995 will approximate or be somewhat lower than the 1994 full year level.

For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on pages 51-52.

PROVISION FOR LOSSES
The Corporation's provision for losses was $120 million for the 1995 second quarter, down from $160 million in the 1994 second quarter. For the first six months, the provision for losses was $240 million in 1995 compared with $365 million in 1994.

As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the quarterly provision for losses during the remainder of 1995 is expected to be generally consistent with the 1995 second quarter level.

NONINTEREST REVENUE

                                                             Second Quarter                        Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----



Trust and Investment Management Fees                     $   97          $   108         $    188          $   218
Corporate Finance and Syndication Fees                      129               93              248              175
Service Charges on Deposit Accounts                          76               75              150              144
Fees for Other Banking Services                             290              279              584              569
Trading Revenue                                             171              203              227              388
Securities Gains                                             69               13               51               59
Other Revenue                                               129               96              383              245
                                                         ------          -------         --------          -------
     Total                                               $  961          $   867         $  1,831          $ 1,798
                                                         ======          =======         ========          =======


The increase in noninterest revenue for the 1995 second quarter and first six months when compared with the corresponding 1994 periods primarily reflected higher corporate finance and syndication fees and higher other revenue, partially offset by lower trading revenue. Securities gains were higher in the 1995 second quarter versus the prior year period.

Trust and investment management fees are primarily comprised of corporate, institutional and private banking (personal trust) activities provided to corporations and individuals on a global basis. The following table presents the components of trust and investment management fees for the periods indicated.

                                                             Second Quarter                        Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----



Trust and Investment Management Fees:
     Personal Trust Fees                                 $   53           $   54           $  103            $ 107
     Corporate and Institutional Trust Fees                  33               45               64               91
     Other, primarily Foreign Asset Management               11                9               21               20
                                                         ------           ------           ------            -----
         Total                                           $   97           $  108           $  188            $ 218
                                                         ======           ======           ======            =====

Part I
Item 2 (continued)


Trust and investment management fees for the 1995 second quarter were $97 million, a decline of $11 million from the prior year period. Corporate and institutional trust fees in the 1995 second quarter declined $12 million from the same period a year ago due entirely to the absence of approximately $13 million in fees in 1995 related to the joint venture with Mellon Bank Corporation. As a result of the agreement between the Corporation and Mellon Bank Corporation relating to the shareholder services joint venture, effective January 1, 1995 revenues and expenses of the business units contributed to the joint venture were reflected on an equity basis within other revenue.

Corporate finance and syndication fees were $129 million in the 1995 second quarter, an increase of 39% from the prior year period. For the first six months of 1995, such fees increased 42% from the comparable 1994 period. The increases from both 1994 periods reflect continued strong growth in loan syndications and high-yield securities underwritings. During the first half of 1995, the Corporation acted as agent or co-agent for approximately $207 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution. Management expects the strong activity level in the loan syndication marketplace to continue throughout the remainder of 1995.

The following table sets forth the components of fees for other banking services for the periods indicated.

                                                               Second Quarter                      Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Fees for Other Banking Services:
     Credit Card Services Revenue                        $   83            $  75           $  163           $  150
     Fees in Lieu of Compensating Balances                   47               49               94              107
     Commissions on Letters of Credit
         and Acceptances                                     36               39               77               76
     Loan Commitment Fees                                    20               23               44               45
     Mortgage Servicing Fees                                 23               18               46               34
     Other Fees                                              81               75              160              157
                                                         ------            -----           ------           ------
         Total                                           $  290            $ 279           $  584           $  569
                                                         ======            =====           ======           ======

The higher level of credit card services revenue for both 1995 periods reflected increased volume of retail credit cards from a growing cardholder base, primarily as a result of the Corporation's co-branded Shell MasterCard program. Outstandings in the credit card lending portfolio were $10.1 billion at June 30, 1995, compared with $7.8 billion at the same date a year ago.

Mortgage servicing fees increased $5 million in the 1995 second quarter and $12 million in the first six months of 1995 from the prior year levels, reflecting a higher level of mortgage servicing volume as a result of the acquisition of Margaretten Financial Corporation ("Margaretten") on July 1, 1994.

Fees in lieu of compensating balances decreased by $2 million in the 1995 second quarter and by $13 million in the first six months of 1995 when compared with the corresponding 1994 periods. Customers often pay for cash management or other banking services by maintaining noninterest-bearing deposits. As interest rates increase, the required compensating balance for a given level of service will decrease. As a result, during the first six months of 1995, when interest rates were higher than in the first six months of 1994, a greater volume of customers maintained a compensating balance in lieu of paying a fee.

Part I
Item 2 (continued)


The following table sets forth the components of trading revenue for the second quarter and first six months of 1995 and 1994.

                                                               Second Quarter                     Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Trading Revenue:
         Interest Rate Contracts (a)                     $   38            $ 135           $   57           $  223
         Foreign Exchange Revenue (b)                        66               55              141              100
         Debt Instruments and Other (c)                      67               13               29               65
                                                         ------            -----           ------           ------
           Total                                         $  171            $ 203           $  227           $  388
                                                         ======            =====           ======           ======


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


The decrease in revenue from interest rate contracts was due to unexpected increases in certain European interest rates (particularly in the U.K.). Foreign exchange revenue in 1995 continued to benefit from volatility in the currency markets. Debt instrument revenue for the 1995 second quarter, when compared with the same 1994 period, primarily reflected an improvement in prices of emerging markets debt instruments during the 1995 second quarter. The decrease in debt instrument revenue for the first six months of 1995, when compared with the same 1994 period, was due to major declines in the prices of emerging markets debt instruments that occurred during the 1995 first quarter.

Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, and the steps taken by central banks and governments which affect financial markets. The Corporation believes that its trading business is a significant core business and that its improved credit standing has improved the Corporation's trading capabilities by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, vary from period to period.

Securities gains were $69 million in the 1995 second quarter, compared with gains of $13 million in the same period last year. The higher level of securities gains from the available-for-sale portfolio reflected the Corporation's ability to take advantage of favorable bond market conditions. For the first six months, securities gains were $51 million in 1995, as compared with $59 million in 1994. Included in the 1995 six month results was a $13 million permanent impairment loss on Barings Bank PLC securities held by the Corporation and an $11 million loss on sales of available-for-sale securities at Chemical Bank New Jersey undertaken as part of the repositioning of the remaining branches in anticipation of the sale of the bank to PNC. For further discussion of the Corporation's securities, see Note 3 - Securities of the Notes to Financial Statements. For a further discussion of the sale of Chemical Bank New Jersey, see page 50.

Part I
Item 2 (continued)


The following table presents the composition of other noninterest revenue for the second quarter and first six months of 1995 and 1994.

                                                               Second Quarter                     Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----



Other Revenue:
     Revenue from Equity-Related Investments             $  126            $  66           $  233           $  149
     Net Gains (Losses) on Emerging Markets
       Bond Sales                                           (50)             ---              (50)              45
     Investment in CIT                                       20               19               39               36
     Residential Mortgage Sales Activities                   13               (6)              14              (31)
     Gain Related to the Sale of the
         Corporation's Investment in Far East
         Bank & Trust                                       ---              ---               85              ---
     Other                                                   20               17               62               46
                                                         ------            -----           ------           ------
         Total                                           $  129            $  96           $  383           $  245
                                                         ======            =====           ======           ======


Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $126 million in the 1995 second quarter compared with $66 million in the same 1994 period. For the first half of 1995, revenue from equity-related investments was $233 million, a 56% increase from the comparable 1994 period. Average revenue from equity-related investments was approximately $91 million per quarter, based on revenues during the last eight quarterly periods. At June 30, 1995, the
Corporation had equity-related investments with a carrying value of $1.9 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and it is expected that revenues from such activities will vary significantly from period to period.

The second quarter of 1995 included a loss of approximately $50 million related to the disposition of emerging market securities previously recorded as available-for-sale.

NONINTEREST EXPENSE

                                                               Second Quarter                     Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----

Salaries                                                 $  557          $   542         $  1,103         $  1,060
Employee Benefits                                           117              102              224              221
Occupancy Expense                                           129              140              264              286
Equipment Expense                                            97               91              198              175
Foreclosed Property Expense                                 (14)               2              (21)              37
Restructuring Charge                                        ---              ---              ---               48
Other Expense                                               362              404              726              778
                                                        -------          -------          -------          -------
Total                                                   $ 1,248          $ 1,281          $ 2,494          $ 2,605
                                                        =======          =======          =======          =======

Part I
Item 2 (continued)


     Noninterest expense in the 1995 second quarter was $1,248 million, compared with $1,246 million in the 1995 first quarter and $1,281 million in the second quarter of 1994. For the first six months, noninterest expense was $2,494 million in 1995, compared with $2,557 million in 1994 (which amount excludes a $48 million restructuring charge). The improvement from the prior year reflects the benefits of various expense efforts as part of the Corporation's actions to improve earnings per share. Additionally, as a result of the shareholder services joint venture with Mellon Bank Corporation, approximately $29 million of expenses associated with the stock transfer and related shareholder servicing operations for the first six months of 1995 are being recorded on an equity basis within noninterest revenue. The decrease in noninterest expense was partially offset by the inclusion of $53 million of noninterest expenses in the first six months of 1995 relating to Margaretten, which was acquired in July 1994.

The increases in salaries for the 1995 second quarter and first six months were primarily due to additional staff costs resulting from the 1994 Margaretten acquisition and the continued growth in the Corporation's securities underwriting business. These increases were partially offset by the impact of personnel reductions undertaken in 1995 and lower salaries expense as a result of the equity accounting for the joint venture with Mellon Bank Corporation. Total staff at June 30, 1995 amounted to 40,992, compared with the 1994 year-end level of 42,130 (which included 1,423 staff from the Margaretten acquisition) and the June 30, 1994 level of 40,988. At June 30, 1995, the Corporation has eliminated approximately half of the 3,700 positions that it had targeted for elimination as part of its actions to improve earnings per share announced in December 1994.

Employee benefits expense in the second quarter of 1995 was $117 million, compared with $102 million in the same 1994 period. For the first six months of 1995, employee benefits expense was $224 million, compared with $221 million in the first half of 1994. The increases primarily resulted from higher retirement plan expense as well as higher OPEB expense.

Occupancy expense in the 1995 second quarter and first six months decreased by $11 million and by $22 million, respectively, from the prior year's comparable periods. The declines for both periods are largely the result of the consolidation of headquarters, operational and branch facilities together with the impact of divestitures and other expense reduction initiatives. These declines are partially offset by the inclusion of Margaretten's expense since the acquisition date.

The higher level of equipment expense in both 1995 periods was primarily the result of continued technology enhancements to support the Corporation's investment in certain key businesses (in particular its trading and consumer banking businesses) and the inclusion of Margaretten's results subsequent to the July 1, 1994 acquisition.

Foreclosed property expense in the 1995 second quarter was a credit of $14 million, compared with an expense of $2 million in the second quarter of 1994. For the first six months, foreclosed property expense was a credit of $21 million in 1995, compared with an expense of $37 million in 1994. The decreases reflect significant progress in managing the Corporation's real estate portfolio. Included in the 1995 amounts were payments received at Texas Commerce Equity Holdings Inc. ("Texas Commerce") related to certain foreclosed properties previously written down.

Part I
Item 2 (continued)


The following table presents the components of other expense for the periods indicated.

                                                               Second Quarter                     Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Other Expense: (a)
     Professional Services                              $    53          $    59          $   107          $   105
     Marketing Expense                                       51               57               94               97
     FDIC Assessments                                        36               41               73               83
     Telecommunications                                      39               37               77               72
     Amortization of Intangibles                             27               27               55               56
     All Other                                              156              183              320              365
                                                        -------          -------          -------          -------
       Total                                            $   362          $   404          $   726          $   778
                                                        =======          =======          =======          =======


(a) Certain prior period amounts have been reclassified to conform with the June 30, 1995 presentation.


Other expense for the 1995 second quarter was $362 million, a decrease of $42 million, or 10%, from the same period in 1994. For the first six months of 1995, other expense decreased $52 million when compared with 1994. The 1995 six-month amount included operating costs of approximately $28 million relating to Margaretten and excluded approximately $12 million of expenses relating to the joint venture with Mellon Bank Corporation. Federal Deposit Insurance Corporation ("FDIC") assessments decreased 12% from the 1994 first six months level reflecting a lower domestic deposit base. The Corporation expects further decreases in FDIC assessments in 1995, in light of a recent announcement by the FDIC that it intends to reduce the premiums to be paid by banks to the Bank Insurance Fund. All other expenses, which includes various smaller expense categories such as stationery, operating losses, postage, shipping, travel and insurance, decreased by $45 million, or 12%, in the first six months of 1995, primarily as a result of the Corporation's aggressive sourcing and other expense reduction initiatives. Partially offsetting these decreases were higher telecommunications expenses, primarily attributable to higher market data services.

The Corporation announced on December 1, 1994 that, as a result of the expense reduction initiatives undertaken at that time, it was targeting noninterest expense in each of 1995 and 1996 to be flat with full year 1994. At the current time, the Corporation believes that 1995 and 1996 noninterest expense will be approximately equal to or less than 1994 noninterest expense.

The Corporation's efficiency ratio (excluding restructuring charges, foreclosed property expense, emerging markets-related past-due interest bond sales and the gain from the sale of the Corporation's investment in Far East Bank and Trust Company) was 59.4% in the 1995 second quarter, compared with 62.3% in the same 1994 period. This ratio for the first six months of 1995 was 61.9%, compared with 61.7% for the first six months of 1994. The Corporation remains committed to improving its operating margins and return levels and to achieving an efficiency ratio of 60% in 1995 and 57% in 1996.

The Corporation is managing its expenses in line with its revenue opportunities and is benefiting from the implementation of its expense reduction initiatives. As a result, the Corporation currently believes it is in a position to achieve the efficiency ratio and other performance goals announced on December 1, 1994.

INCOME TAXES
The Corporation recorded income tax expense of $302 million in the 1995 second quarter, compared with $254 million in the comparable 1994 period. For the first six months, the Corporation recorded income tax expense of $566 million in 1995, compared with $480 million in 1994. The Corporation's effective tax rate was 40.0% in the second quarter and the first six months of 1995, compared with 41.5% in the respective 1994 periods.

Part I
Item 2 (continued)



BUSINESS ORGANIZATION
---------------------

The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank and Texas Commerce Bank National Association.

LINES-OF-BUSINESS RESULTS
Profitability of the Corporation is tracked with an internal management information system that produces lines-of- business performance for all sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results of the groups reflect the economics of their businesses. Lines- of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

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

Commencing with the first quarter of 1995, Texas Commerce is being reported on a management accounting basis instead of a legal entity basis. The 1994 results for Texas Commerce have been restated to conform to the current presentation.



Part I
Item 2 (continued)



                                                        Global Bank                Regional Bank               Texas Commerce

For the three months ended June 30,                  1995         1994           1995         1994            1995         1994
                                                     ----         ----           ----         ----            ----         ----
(in millions, except ratios)


Net Interest Income                            $      255   $      259      $     735    $     752      $      174    $     173
Noninterest Revenue                                   485          431            359          333             104          103
Noninterest Expense                                   319          320            719          728             198          203
                                               ----------   ----------      ---------    ---------      ----------    ---------
Operating Margin                                      421          370            375          357              80           73
Credit Provision (a)                                   35           42            127          108              15           15
Foreclosed Property Expense                           ---           (1)             2           (3)            (17)          (9)
                                               ----------   ----------      ---------    ---------      ----------    ---------
Income Before Taxes                                   386          329            246          252              82           67
Income Taxes                                          151          123            106          107              30           25
                                               ----------   ----------      ---------    ---------      ----------    ---------
Net Income                                     $      235   $      206      $     140    $     145      $       52    $      42
                                               ==========   ==========      =========    =========      ==========    =========

Average Assets                                 $  114,108   $  102,241      $  47,557    $  42,096      $   19,037    $  20,100
Return on Common Equity                              22.6%        19.2%          17.5%        21.2%           14.9%        10.4%
Return on Assets                                     0.83%        0.81%          1.18%        1.38%           1.10%        0.84%
Efficiency Ratio (b)                                 43.1%        46.4%          65.7%        67.1%           71.2%        73.6%


                                                                                    Real Estate                   Total(c)

For the three months ended June 30,                                              1995         1994            1995         1994
                                                                                 ----         ----            ----         ----
(in millions, except ratios)


Net Interest Income                                                         $      33    $      35     $     1,162  $     1,185
Noninterest Revenue                                                                 4            4             961          867
Noninterest Expense                                                                21           25           1,262        1,279
                                                                            ---------    ---------     -----------  -----------
Operating Margin                                                                   16           14             861          773
Credit Provision (a)                                                               10           68             120          160
Foreclosed Property Expense                                                       ---           10             (14)           2
                                                                            ---------    ---------     -----------  -----------
Income (Loss) Before Taxes                                                          6          (64)            755          611
Income Taxes (Benefits)                                                             3          (28)            302          254
                                                                            ----------   ---------     -----------  -----------
Net Income (Loss)                                                           $       3    $     (36)    $       453  $       357
                                                                            =========    =========     ===========  ===========

Average Assets                                                              $   3,783    $   5,330     $   180,388  $   164,066
Return on Common Equity                                                            NM           NM            17.7%        13.9%
Return on Assets                                                                   NM           NM            1.01%        0.87%
Efficiency Ratio (b)                                                               NM           NM            59.4%        62.3%

(a) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk grading system for that sector's loan portfolio that is consistently applied throughout the Corporation. The difference between the risk-based provision and the Corporation provision is included in the Corporate sector.
(b) Efficiency ratio excludes restructuring charges, foreclosed property expense and gains on emerging markets bond sales.
(c) Total column includes Corporate sector. See description of Corporate sector on page 35.

NM - Not meaningful.

Part I
Item 2 (continued)

                                                        Global Bank                Regional Bank               Texas Commerce

For the six months ended June 30,                    1995         1994           1995         1994            1995         1994
                                                     ----         ----           ----         ----            ----         ----
(in millions, except ratios)


Net Interest Income                            $      510   $      492      $   1,463    $   1,482      $      347    $     335
Noninterest Revenue                                   930          930            667          640             206          209
Noninterest Expense                                   617          612          1,425        1,471(a)          397          403
                                               ----------   ----------      ---------    ---------      ----------    ---------
Operating Margin                                      823          810            705          651             156          141
Credit Provision (b)                                   72           85            242          218              30           30
Foreclosed Property Expense                           ---            2              4           (2)            (38)          (9)
                                               ----------   ----------      ---------    ---------      ----------    ---------
Income Before Taxes                                   751          723            459          435             164          120
Income Taxes                                          280          284            203          185              61           44
                                               ----------   ----------      ---------    ---------      ----------    ---------
Net Income Before Accounting
  Change                                              471          439            256          250             103           76
Accounting Change                                     ---          ---            ---          ---             ---          ---
                                               ----------   ----------      ---------    ---------      ----------    ---------
Net Income                                     $      471   $      439      $     256    $     250      $      103    $      76
                                               ==========   ==========      =========    =========      ==========    =========

Average Assets                                 $  111,663   $  101,471      $  46,607    $  41,985      $   19,012    $  20,395
Return on Common Equity                              22.7%       20.4%           16.1%        18.0%           14.8%         9.2%
Return on Assets                                     0.85%       0.87%           1.11%        1.20%           1.09%        0.75%
Efficiency Ratio (c)                                 45.5%       44.4%           66.9%        67.1%           71.8%        74.1%

                                                                                    Real Estate                   Total(d)

For the six months ended June 30,                                                1995         1994            1995         1994
                                                                                 ----         ----            ----         ----
(in millions, except ratios)


Net Interest Income                                                         $      70    $      76     $     2,318  $     2,328
Noninterest Revenue                                                                 6           10           1,831        1,798
Noninterest Expense                                                                45           49           2,515       2,568(a)
                                                                            ---------    ---------     -----------  ----------
Operating Margin                                                                   31           37           1,634        1,558
Credit Provision (b)                                                               23          134             240          365
Foreclosed Property Expense                                                         6           40             (21)          37
                                                                            ---------    ---------     -----------   ----------
Income (Loss) Before Taxes                                                          2         (137)          1,415        1,156
Income Taxes (Benefits)                                                             1          (60)            566          480
                                                                            ---------    ---------     -----------   ----------
Net Income (Loss) Before
  Accounting Change                                                                 1          (77)            849          676
Accounting Change                                                                 ---          ---             (11)         ---
                                                                            ---------    ---------     -----------  -----------
Net Income (Loss)                                                           $       1    $     (77)    $       838  $       676
                                                                            =========    =========     ===========  ===========

Average Assets                                                              $   3,912    $   5,621     $   177,941  $   164,109
Return on Common Equity                                                            NM           NM            16.6%        13.1%
Return on Assets                                                                   NM           NM            0.95%        0.83%
Efficiency Ratio (c)                                                               NM           NM            61.9%        61.7%

(a)   Includes restructuring charge of $48 million.
(b) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk grading system for that sector's loan portfolio that is consistently applied throughout the Corporation. The difference between the risk-based provision and the Corporation provision is included in the Corporate sector.
(c) Efficiency ratio excludes restructuring charges, foreclosed property expense, gains on emerging markets bond sales, and the gain related to the sale of the Corporation's investment in Far East Bank and Trust Company recognized in the 1995 first quarter.
(d) Total column includes Corporate sector. See description of Corporate sector on page 35.
NM - Not meaningful.

Part I
Item 2 (continued)

GLOBAL BANK

The Global Bank is currently organized into three principal management units; Global Banking & Investment Banking (client management, loan syndications and portfolio investments; high yield finance, venture capital; mergers and acquisitions and other advisory services); Global Markets (foreign exchange dealing; derivatives trading and structuring, risk management and sales; securities structuring, underwriting, trading and sales; and management of the Corporation's funding and securities investment activities); and Other International (all wholesale banking; investment banking; markets and other activities outside of the United States and the major cross-border financial centers). Also, included are the Corporation's "terminal businesses" which represent discontinued portfolios, especially refinancing country debt. The Global Bank seeks to optimize its risk profile and profitability by emphasizing originations, underwriting, distribution and risk management products.

The Global Bank's net income in the second quarter of 1995 was $235 million, an increase of $29 million from the second quarter of 1994. The sector's return on equity in the second quarter of 1995 was 22.6% compared with 19.2% in the 1994 second quarter. The improvement in the 1995 second quarter results was primarily due to increases in noninterest revenue from corporate finance and syndication fees, revenue from equity-related investments, and securities gains, partially offset by a decrease in trading revenue. The Global Bank's net income of $471 million and return on equity of 22.7% for the first six months of 1995 increased from last year's six month results of $439 million and 20.4%, respectively. The increase in the 1995 six month results reflects higher fees from corporate finance and syndications and the gain related to the sale of the Corporation's investment in Far East Bank and Trust Company, partially offset by lower trading revenue.

The following table sets forth the significant components of Global Bank's total revenue by business for the periods indicated.

                                                              Second Quarter                       Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Total Revenue:
         Global Banking & Investment Banking             $  331            $ 214            $ 636            $ 471
         Global Markets                                     305              344              463              654
         Other International                                135               95              354              214
         Terminal Businesses                                (22)              52                5              115

Total revenue for the Global Bank increased $50 million in the second quarter and $18 million for the first half of 1995, when compared with the same periods last year. Revenue for Global Banking & Investment Banking increased in the 1995 second quarter and 1995 first half by $117 million and $165 million, respectively, when compared with the same periods in 1994. The increases from last year were primarily due to increased revenue from equity-related investments of $58 million in the 1995 second quarter and $81 million for the first half of 1995 and increased fee revenue as a result of the Corporation's leading market share in the loan syndication business.

Contributing to the revenue declines in Global Markets were trading revenues which decreased by $54 million in the 1995 second quarter (partially offset by higher emerging markets trading revenue) and $176 million for the first six months of 1995 reflecting higher interest rates and unexpected volatile conditions in both domestic and foreign trading markets. The decrease in revenue from last year was also affected by lower net interest income due to higher short-term interest rates in 1995. These decreases in the second quarter of 1995 were partially offset by an increase in securities gains.

Revenue for Other International increased $40 million compared with last year's second quarter. For the first six months of 1995, revenue for Other International increased $140 million compared with 1994. Increased commercial loan volume and improved interest rate environments, primarily in Latin America, increased net interest income by $14 million in the second quarter and by $28 million for the first half of 1995, compared with the same periods in 1994. Trading revenue increased $25 million in the second quarter of 1995, primarily in Europe, and $13 million for the first six months of 1995, split between Europe and Asia. Also contributing to the

Part I
Item 2 (continued)

increase in revenue for the first half of 1995 was the gain related to the sale of the Corporation's interest in Far East Bank and Trust Company.

Revenue from the Corporation's "terminal businesses" decreased from 1994 levels by $74 million in the second quarter and $110 million for the first six months of 1995, primarily due to decreases in net interest income and other revenue. Net interest income decreased $16 million in the second quarter of 1995 and $32 million for the first six months compared with 1994, due to a decrease in loan outstandings. The decrease in other revenue from last year was $57 million in the second quarter of 1995 and primarily reflects a loss of approximately $50 million related to the disposition of available-for-sale emerging markets securities. For the first six months of 1995, the decrease in other revenue was $75 million due to the absence of gains from emerging markets bond sales compared with 1994, partially offset by increased gains on the disposition of emerging markets equity investments.

REGIONAL BANK

The Regional Bank currently includes Metropolitan Banking (consumer banking and commercial and professional banking); Retail Card Services; Mortgage Bank; National Consumer Finance (home secured lending, student lending, and other consumer lending); Middle Market (regional commercial banking); Private Banking; Chemical New Jersey Holdings, Inc. and Geoserve (cash management, funds transfer, trade, corporate trust and securities services worldwide). The Corporation maintains a leading market share position in serving the financial needs of middle market commercial enterprises and small businesses in the New York metropolitan area. Private Banking serves a high net-worth clientele with banking, advisory and investment services.

The Regional Bank's net income was $140 million in the second quarter of 1995, a decrease from last year's second quarter results of $145 million. The decrease in earnings was due to a higher credit provision of $19 million and lower net interest income of $17 million, partially offset by higher noninterest revenue and lower noninterest expense of $26 million and $9 million, respectively. For the first six months of 1995, Regional Bank's net income was $256 million, an increase of $6 million from the same period last year. The results for the first six months of 1994 included a $48 million restructuring charge ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding the restructuring charge, Regional Bank's earnings for the first half of 1995 decreased by $22 million compared with the first half of 1994 due to higher credit provision of $24 million and lower net interest income of $19 million, partially offset by higher noninterest revenue of $27 million. The higher credit provision at June 30, 1995 reflects the substantial growth in credit card outstandings.

The following table sets forth the significant components of Regional Bank's total revenue by business for the periods indicated.

                                                              Second Quarter                      Six Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Total Revenue:
         Metropolitan Banking                         $     274         $    258          $   550         $    483
         Retail Card Services                               268              247              525              491
         Mortgage Bank                                       66               57              105              101
         National Consumer Finance                           53               52              104              108
         Middle Market                                      138              141              279              283
         Private Banking                                     84               77              147              150
         Geoserve                                           172              170(a)           343              345(a)

(a) The 1994 amounts have been restated to include revenue on a comparable equity basis related to the shareholder services joint venture with Mellon Bank Corporation.

Part I
Item 2 (continued)


Metropolitan Banking had revenue of $274 million in the 1995 second quarter, a 6% increase from the 1994 second quarter. For the first six months of 1995, Metropolitan Banking experienced revenue growth of $67 million, or 14%, compared with 1994. Improvement in both 1995 periods compared with last year's results were due to favorable deposit spreads, targeted customer segmentation and repricing initiatives. Retail Card Services revenue increased $21 million, or 9%, in the 1995 second quarter and $34 million, or 7%, for the first six months of 1995, compared with the same periods in 1994. An increase in Shell MasterCard outstandings and resulting strong fee growth contributed to the upturn in revenue. Total outstandings for Retail Card Services at the end of the second quarter of 1995 were $10.1 billion compared with $7.8 billion at the end of the second quarter of 1994. The Mortgage Bank continues to be faced with competition due to industry overcapacity, which has adversely affected production this year. During the second quarter and first six months of 1995, the Mortgage Bank increased revenues by 16% and 4%, respectively, when compared with the 1994 second quarter and first six months, primarily due to higher servicing-related revenues as a result of the acquisition of Margaretten. National Consumer Finance revenues have remained relatively stable in the 1995 second quarter when compared with 1994. National Consumer Finance outstandings have increased in the second quarter of 1995 by more than 20% over the second quarter of 1994; partially offsetting this favorable impact was a reduction in spreads.

Middle Market revenues were essentially flat for the second quarter and first six months of 1995, when compared with the same periods in 1994. Middle Market has experienced improved credit quality and favorable deposit spreads in 1995; however loan and deposit volumes have decreased primarily due to heightened competition coupled with the higher interest rate environment. For the second quarter of 1995, Private Banking revenue increased compared with last year. The decline in Private Banking revenue for the first six months of 1995, when compared with the first six months of 1994, reflects the adverse impact of a $13 million loss on the permanent impairment of Barings Bank PLC securities. Excluding the loss, Private Banking's revenues for the first half of 1995 would have reflected a 7% increase over the same period in 1994. These positive results are attributable to continued loan and deposit growth, wider spreads and higher fees generated by greater volume in the brokerage business for the second quarter and first half of 1995. Revenue in Geoserve was essentially flat in the second quarter and first half of 1995 when compared with 1994. During those periods, Treasury Management products experienced a 7% increase in revenue offset by a decline in Global Securities and Trust revenue.

TEXAS COMMERCE

Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas. Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. As of June 30, 1995, Texas Commerce had $21 billion in total assets with 120 locations statewide.

Texas Commerce's net income in the second quarter of 1995 was $52 million, an increase of 24% from last year's second quarter results of $42 million. For the first six months, Texas Commerce's net income increased to $103 million in 1995, compared with $76 million in 1994. The increases in the 1995 periods, when compared with the corresponding 1994 periods, were primarily due to lower foreclosed property expense, lower noninterest expense and higher net interest income. The substantial decrease in foreclosed property expense is attributable to the improvement in the Texas real estate market and payments received related to certain foreclosed properties that were previously written down. Net interest income rose $12 million in the 1995 first six months, when compared with the 1994 first six months, due to a 13% growth in loan volume coupled with more favorable interest rate spreads. The decreases in noninterest revenue during that period were due to declines in trust income, corporate finance and syndications, and deposit servicing fees, partially offset by improved trading results.

REAL ESTATE

Real Estate includes the management of the Corporation's commercial real estate portfolio, primarily at Chemical Bank. Real Estate had net income of $3 million for the second quarter of 1995 and net income of $1 million for the first six months of 1995, compared with net losses of $36 million and $77 million, respectively, for the same periods in 1994. The improvement in net income was primarily due to a decrease in credit provision and lower foreclosed property expense reflecting the significant progress made in managing the Corporation's real estate

Part I
Item 2 (continued)


portfolio. Total nonperforming assets at June 30, 1995 were $166 million, a decline of 85% from $1,074 million at the same date a year ago. The improvement in nonperforming asset levels from last year is the result of increased liquidity in the real estate markets and successful workout activities, coupled with the strategic actions taken during 1994. For more information regarding such actions, reference is made to page B26 of the Corporation's 1994 Form 10-K.

CORPORATE

Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies including residual credit provision and tax expense. Corporate had net income of $23 million for the 1995 second quarter, an increase of $23 million from last year's second quarter. For the first six months of 1995, Corporate had net income of $7 million compared with a net loss of $12 million for the same period in 1994. Included in the net income of $7 million for the first half of 1995 was an $11 million after-tax charge due to the adoption of SFAS 106 for foreign employees and a $6 million write-down associated with certain nonperforming residential mortgages.


LOAN PORTFOLIO
--------------

The following loan review discussion focuses primarily on developments since December 31, 1994 and should be read in conjunction with the Loan Portfolio section on pages B25 through B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

The Corporation's loans outstanding totaled $84.7 billion at June 30, 1995, an increase of $5.9 billion from year-end 1994 and $10.0 billion higher than at June 30, 1994. The growth in loans outstanding reflects increases in both the consumer and commercial and industrial loan portfolios. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio.

The Corporation's loan balances were as follows for the dates indicated:

                                                                June 30,         December 31,            June 30,
(in millions)                                                       1995                 1994                1994
                                                                --------         ------------            --------
Loans
Domestic Consumer:
    Residential Mortgage (a)                                  $   17,138            $   13,560          $  12,361
    Credit Card                                                   10,121                 9,261              7,774
    Other Consumer (b)                                             7,481                 7,265              6,538
                                                              ----------            ----------          ---------
       Total Consumer Loans                                       34,740                30,086             26,673
                                                              ----------            ----------          ---------
Domestic Commercial:
    Commercial and Industrial                                     21,754                20,805             19,601
    Commercial Real Estate (c)                                     5,425                 5,650              6,706
    Financial Institutions                                         3,969                 3,918              3,384
                                                              ----------             ---------          ---------
       Total Commercial Loans                                     31,148                30,373             29,691
                                                              ----------             ---------          ---------
       Total Domestic Loans                                       65,888                60,459             56,364
Foreign, primarily Commercial                                     18,787                18,308             18,321
                                                              ----------            ----------          ---------
       Total Loans                                            $   84,675            $   78,767          $  74,685
                                                              ==========            ==========          =========


(a)   Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

Part I
Item 2 (continued)


NONPERFORMING ASSETS
For a description of the Corporation's accounting policies for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated Financial Statements on page B49 of the Corporation's 1994 Form 10-K.

The Corporation's shared loss assets acquired from First City were $55 million at June 30, 1995. Such assets are not included in the amount of nonperforming assets below. In July 1995, the Corporation sold all of its nonperforming shared loss assets at book value and, as a result, the Corporation terminated its agreement with the FDIC.

The following table sets forth the nonperforming assets and contractually past due loans of the Corporation at June 30, 1995, December 31, 1994 and June 30, 1994.

                                                                     June 30,         December 31,           June 30,
   (in millions)                                                         1995                 1994               1994
                                                                     --------         ------------           --------
      Nonperforming Assets:
      Domestic Consumer:
        Residential Mortgage                                         $    117             $     92           $    144
        Other Consumer                                                      4                   12                 21
                                                                     --------             --------           --------
               Total Consumer Loans                                       121                  104                165
                                                                     --------             --------           --------
      Domestic Commercial:
        Commercial and Industrial                                         365                  354                570
        Commercial Real Estate                                            209                  156                645
        Financial Institutions                                             23                    4                 14
                                                                     --------             --------           --------
               Total Commercial Loans                                     597                  514              1,229
                                                                     --------             --------           --------
        Total Domestic                                                    718                  618              1,394
      Foreign, primarily Commercial                                       346                  311                364
                                                                     --------             --------           --------

      Total Nonperforming Loans                                         1,064(a)               929              1,758
      Assets Acquired as Loan Satisfactions                                54(a)               210                735
                                                                     --------             --------           --------
      Total Nonperforming Assets                                     $  1,118             $  1,139           $  2,493
                                                                     ========             ========           ========

      Contractually Past-Due Loans (b):
           Consumer                                                  $    299             $    294           $    267
           Commercial and Other Loans                                      91                   36                 61
                                                                     --------             --------           --------
               Total Contractually Past-Due Loans                    $    390             $    330           $    328
                                                                     ========             ========           ========

(a)   Includes  $943 million of loans  considered  impaired  under SFAS No. 114,
      "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as discussed on pages 12 and 13. In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.
(b) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans. Consumer loans are generally not classified as nonperforming loans but rather are charged-off on a formula basis.


The Corporation's nonperforming assets at June 30, 1995 were $1,118 million, a decrease of $21 million from the 1994 year-end level and a decrease of $1,375 million, or 55%, from last year's comparable quarter. These reductions reflect the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, the Corporation's continuing loan workout and collection activities, as well as the impact of several strategic actions undertaken during 1994. A discussion of these actions is provided on page B26 of the Corporation's 1994 Form 10-K.

Management expects the level of the Corporation's nonperforming assets at year-end 1995 will be at or moderately below the 1994 year-end level.

Part I
Item 2 (continued)


The following table presents the reconciliation of nonperforming assets for the second quarter and first six months of 1995 and 1994.

Reconciliation of Nonperforming Assets                            Second Quarter                  Six Months
                                                                -------------------         -----------------------
(in millions)                                                   1995           1994          1995              1994
                                                                ----           ----          ----              ----

Balance at beginning of period                              $  1,130       $  3,203      $  1,139          $  3,525
Additions:
     Loans placed on nonperforming status                        196            220           349               512
Deductions:
     Payments                                                     71            299           174               644
     Sales                                                        27             91            51               133
     Charge-offs of Nonperforming Loans (a)                       86            212           107               368
     Write-downs of Real Estate Owned                            (11)(b)         16           (23)(b)            47
     Return to accrual status                                     35            312            61               352
                                                            --------       --------      --------          --------
Balance at end of period                                    $  1,118       $  2,493      $  1,118          $  2,493
                                                            ========       ========      ========          ========

(a)  Excludes those consumer charge-offs that are recorded on a formula basis.
(b) The 1995 second quarter and first six months amounts include the recovery of writedowns as a result of payments received on certain foreclosed properties which had been previously written down.


ASSETS HELD FOR ACCELERATED DISPOSITION
In December 1994, the Corporation segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition. In conjunction with the transfer of these real estate loans to the held for accelerated disposition classification, the Corporation reevaluated its carrying values for these assets to facilitate their rapid disposition and recorded a charge of $148 million to the allowance for credit losses. As a result of this action, these assets were excluded from the June 30, 1995 and December 31, 1994 nonperforming assets category.

The following table represents the Corporation's assets held for accelerated disposition at the dates indicated:

                                                                     June 30,         December 31,           June 30,
   (in millions)                                                         1995                 1994               1994
                                                                     --------         ------------           --------
Assets Held for Accelerated Disposition:
    Loans (a)                                                        $    167             $    336           $     --
    Real Estate Owned                                                      73                  190                 --
                                                                     --------             --------           --------
Total Assets Held for Accelerated Disposition                        $    240             $    526           $     --
                                                                     ========             ========           ========

(a) Includes $8 million and $87 million of loans that were performing at June 30, 1995 and December 31, 1994, respectively.

Part I
Item 2 (continued)


NET CHARGE-OFFS



                                                              Second Quarter                      Six Months
                                                           -----------------------           -----------------------
(in millions)                                              1995               1994           1995               1994
                                                           ----               ----           ----               ----
Net Charge-Offs:
    Domestic Consumer:
       Residential Mortgage                             $    16           $      9        $    27           $     12
       Credit Card                                          106                 81            197                163
       Other Consumer                                         6                  4             15                  9
                                                        -------           --------        -------           --------
          Total Consumer Net Charge-Offs                    128                 94            239                184
                                                        -------           --------        -------           --------
    Domestic Commercial:
       Commercial and Industrial                             (6)                37             32                 88
       Commercial Real Estate                                27                 49             28                123
       Financial Institutions                               ---                 (1)           ---                 (1)
                                                        -------           --------        -------           --------
          Total Commercial Net Charge-Offs                   21                 85             60                210
                                                        -------           --------        -------           --------
    Total Domestic Net Charge-Offs                          149                179            299                394
    Foreign                                                  (4)               297             (9)               318
                                                        -------           --------        -------           --------
Total Net Charge-Offs                                   $   145           $    476        $   290           $    712
                                                        =======           ========        =======           ========


For a discussion of net charge-offs, see the various credit portfolio sections that follow. As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, quarterly net charge-offs during the remainder of 1995 are expected to be generally consistent with the 1995 second quarter level. For a discussion of special charges the Corporation incurred in 1994, see page B27 of the Corporation's 1994 Form 10-K.

DOMESTIC CONSUMER PORTFOLIO
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $34.7 billion at June 30, 1995, representing 41% of total loans, an increase from $30.1 billion, or 38% of total loans, at December 31, 1994 and an increase from $26.7 billion, or 36% of total loans, at June 30, 1994.

Residential mortgage loans at June 30, 1995 increased $4.8 billion from the comparable 1994 period-end, due in part to the Margaretten acquisition in July 1994 as well as from increases in adjustable rate loan outstandings. Credit card receivables at June 30, 1995 increased $2.3 billion from the same date a year ago, primarily due to the co- branded Shell MasterCard program. Management expects continued growth in the level of Shell credit card outstandings for 1995. Management is exploring other opportunities in the credit card area, including other co- branded card programs.

Total nonperforming domestic consumer loans were $121 million at June 30, 1995, $104 million at December 31, 1994 and $165 million at June 30, 1994. The increase in nonperforming domestic consumer loans since December 31, 1994 is primarily due to the increase in the volume of consumer loans.

Domestic consumer loan balances are expected to continue to increase in 1995, particularly in the credit card and residential mortgage portfolios. As a result of this anticipated growth, management expects consumer loan net charge-offs in 1995 will be higher than in 1994, although the percentage of total consumer net charge-offs to total consumer loan outstandings are expected to decline.

Part I
Item 2 (continued)


The following table presents the composition of the Corporation's delinquent domestic consumer loans that are contractually past due 90 days or more at the dates indicated and are still accruing. Such consumer loans are generally not classified as nonperforming but, rather, are charged-off on a formula basis.


                                            90 Days and Over                              % of Loans Outstanding
                                -----------------------------------------         -----------------------------------------
                                June 30,    December 31,         June 30,         June 30,    December 31,         June 30,
(in millions)                       1995            1994             1994             1995            1994             1994
                                --------    ------------         --------         --------    ------------         --------

Credit Cards                    $    201         $   176         $    159             1.99%           1.90%          2.05%
Other Consumer Loans (a)              98(b)          118(b)           108(b)          1.31%           1.62%          1.65%
                                --------         -------         --------
Total                           $    299         $   294         $    267             0.86%           0.98%          1.00%
                                ========         =======         ========


(a) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
(b)  Includes  student  loans at June 30, 1995, December 31, 1994 and June 30,
     1994 of approximately $87 million, $105   million  and  $93  million,
     respectively,   which  are substantially guaranteed by Federal and
     State government agencies.


MORTGAGE BANKING ACTIVITIES
The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans. The Corporation originated $3.1 billion of residential mortgages in the second quarter of 1995 versus $2.9 billion in the same 1994 period. For the six months ended June 30, 1995, the Corporation originated $4.9 billion of residential mortgages, compared with $7.0 billion in the same 1994 period. During the first six months of 1995, the Corporation sold to investors approximately 58% of the residential mortgage loans it had originated, compared with 75% in same 1994 period. The Corporation's residential mortgage servicing portfolio amounted to $54.7 billion at June 30, 1995, compared with $55.6 billion at December 31, 1994 and $40.3 billion at June 30, 1994.

In addition to originating mortgage servicing rights, the Corporation also purchases and sells mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. As disclosed in Note 1 of the Notes to Financial Statements of this Form 10-Q, the Corporation adopted SFAS 122 in the 1995 second quarter. SFAS 122 requires that when a definitive plan exists to sell or securitize mortgage loans and retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or origination of mortgage loans.

Mortgage servicing rights (included in other assets) amounted to $453 million at June 30, 1995, compared with $469 million at December 31, 1994 and $293 million at June 30, 1994. The increase in mortgage servicing rights at June 30, 1995, when compared with the same date a year-ago, was primarily due to the Margaretten acquisition, while the decrease from the 1994 year-end reflected the effects of sales of mortgage servicing rights, amortization and impairment reserves during the six month period. The Corporation utilizes an amortization method based on adjusted cash flows to amortize mortgage servicing rights. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated in the period 1992 through the first half of 1994 when interest rates were relatively low). The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments.

Part I
Item 2 (continued)


DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO
The domestic commercial and industrial portfolio totaled $21.8 billion at June 30, 1995, an increase from $20.8 billion at December 31, 1994 and $19.6 billion at June 30, 1994. The portfolio is diversified geographically and by industry. The largest industry concentrations are oil and gas and retailing which approximate $2.0 billion (or 2.4% of total loans) and $1.8 billion (or 2.1% of total loans), respectively. All of the other remaining industries are each less than 2% of total loans.

Included in the domestic commercial and industrial portfolio are loans related to highly leveraged transactions ("HLTs"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at June 30, 1995 totaled approximately $1.5 billion, up from $1.3 billion at the 1994 year-end but down from $1.6 billion at June 30, 1994. The increase in the HLT loan portfolio from the 1994 year-end reflects a rise in the number of HLT transactions during the first half of 1995, while the decrease from June 30, 1994 can be largely attributed to repayments and reclassifications to non-HLT status. At June 30, 1995, the Corporation had $62 million in nonperforming HLT loans, compared with $82 million at the end of 1994 and $182 million at June 30, 1994. Net recoveries related to HLTs for the first six months of 1995 totaled $9 million, compared with net charge-offs of $2 million in the comparable 1994 period.

The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the first six months of 1995, the Corporation acted as agent or co-agent for approximately $207 billion in syndicated credit facilities, compared with $129 billion in the same period last year.

DOMESTIC COMMERCIAL REAL ESTATE
The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.4 billion at June 30, 1995, a decrease from $5.7 billion at December 31, 1994 and from $6.7 billion at June 30, 1994. The decreases are attributable to repayments, the designation of certain real estate assets for accelerated disposition in December 1994, a bulk asset sale in October 1994, transfers to real estate owned and charge-offs.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                         June 30,         December 31,            June 30,
   (in millions)                                             1995                 1994                1994
                                                         --------         ------------            --------

Commercial Mortgages                                    $  4,384              $  4,680            $  5,584
Construction                                               1,041                   970               1,122
                                                        --------              --------            --------
Total Domestic Commercial Real Estate Loans             $  5,425              $  5,650            $  6,706
                                                        ========              ========            ========


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

The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 43% and 29%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 3% of the domestic commercial real estate loan portfolio.

Part I
Item 2 (continued)


Nonperforming domestic commercial real estate assets were $226 million at June 30, 1995, a 9% decrease from December 31, 1994 and a decrease of $1.0 billion, or 82%, from June 30, 1994. The improvement in nonperforming domestic commercial real estate asset levels since June 30, 1994 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities, as well as the aforementioned strategic actions taken during 1994.

Domestic commercial real estate net charge-offs in the second quarter of 1995 totaled $27 million, compared with $49 million in the same period a year ago. For the first six months, such net charge-offs were $28 million in 1995, compared with $123 million in 1994. The lower net charge-offs are due in part to the decision in December 1994 to designate certain real estate assets for accelerated disposition. During the first six months of 1995, the Corporation recorded a $29 million recovery of writedowns as a result of payments received on certain foreclosed properties which had been previously written down. Writedowns on commercial real estate owned in the first half of 1994 totaled $43 million. Approximately $21 million and $45 million in commercial real estate assets were sold during the first six months of 1995. Generally, these assets were sold at or above carrying value. The second quarter of 1995 was the tenth consecutive quarter in which nonperforming domestic commercial real estate assets declined.

Domestic commercial real estate net charge-offs and writedowns for the full year 1995 are expected to be below the full year 1994 levels.

DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO
The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $4.0 billion at June 30, 1995 or 5% of total loans outstanding. Loans to domestic financial institutions are predominantly to broker-dealers, which comprise over half the domestic financial institutions total.

FOREIGN PORTFOLIO
The foreign portfolio includes foreign commercial and industrial loans, loans to foreign financial institutions, foreign commercial real estate, loans to foreign governments and official institutions, and foreign consumer loans. At June 30, 1995, the Corporation's total foreign loans were $18.8 billion, compared with $18.3 billion at both December 31, 1994 and June 30, 1994.

Included in foreign loans were foreign commercial and industrial loans of $8.6 billion at June 30, 1995, an increase of $1.0 billion from the 1994 year-end and an increase of $1.5 billion from June 30, 1994. Total foreign commercial real estate loans at June 30, 1995 were $.5 billion, unchanged from each of December 31, 1994 and June 30, 1994. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

In the second quarter of 1995, the Corporation incurred a loss of approximately $50 million in noninterest revenue related to the disposition of emerging market securities previously recorded as available-for-sale.

MEXICO
For a discussion of significant developments with respect to Mexican debt, see page B29 of the Corporation's 1994 Form 10-K.

At June 30, 1995, the Corporation's total exposure to Mexico was $1,175 million, which is largely trade and short-term credits. This excludes bonds received as part of debt renegotiations (i.e., Brady Bonds) with a face value of $2,200 million and current carrying value of $1,842 million, which are collateralized by zero-coupon United States Treasury obligations.

Part I
Item 2 (continued)



DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
-----------------------------------------------------

In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financing needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

Derivative and foreign exchange instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. These instruments can provide a cost-effective alternative to assuming and mitigating risks associated with traditional on-balance sheet instruments. Derivative and foreign exchange transactions involve, to varying degrees, credit risk (i.e., the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of a contract) and market risk (i.e., the possibility that a change in interest or currency rates will cause the value of a financial instrument to decrease or become more costly to settle).

The effective management of credit and market risk is vital to the success of the Corporation's trading activities and asset/liability management. Because of the changing market environment, the monitoring and managing of these risks is a continual process. For a further discussion, see the Risk Management section below.

The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were less than 0.5% of the Corporation's total notional amount of derivative contracts at June 30, 1995.

A discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities is provided on pages B31 and B34 of the Corporation's 1994 Form 10-K, Notes 2, 10 and 12 of this Form 10-Q and the Risk Management section below.


RISK MANAGEMENT
---------------

The following discussion of risk management focuses primarily on developments since December 31, 1994 and, accordingly, should be read in conjunction with the Risk Management section on pages B31-B37 of the Corporation's 1994 Form 10-K.

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

The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At June 30, 1995, approximately 94% of the mark-to-market exposure of the Corporation's derivative and foreign exchange transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions only accounted for approximately 6% of the Corporation's derivative and foreign exchange mark-to-market exposure.

Part I
Item 2 (continued)


Many of the Corporation's contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 1995 and December 31, 1994. Percentages are based upon remaining contract life of mark-to-market exposure amounts. For the notional amounts and credit exposure outstandings of the Corporation's interest rate contracts and foreign exchange contracts, see page 16 of this Form 10-Q.

                                           At June 30, 1995                              At December 31, 1994
                                --------------------------------------           ------------------------------------
                                 Interest        Foreign                          Interest       Foreign
                                     Rate       Exchange                              Rate      Exchange
                                Contracts      Contracts         Total           Contracts     Contracts         Total
                                ---------      ---------         -----           ---------     ---------         -----

Less than 3 months                    10%            52%           26%                 11%           57%           32%
3 to 6 months                          7             26            15                   8            24            15
6 to 12 months                        11             18            14                  12            12            12
1 to 3 years                          34              3            22                  35             6            22
Over 3 years                          38              1            23                  34             1            19
                                     ---            ---           ---                 ---           ---           ---
Total                                100%           100%          100%                100%          100%          100%
                                     ===            ===           ===                 ===           ===           ===


ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, credit-related transactions, as well as on-balance sheet derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at June 30, 1995 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content from the loan portfolio, off-balance sheet credit-related instruments, and on-balance sheet derivative and foreign exchange transactions is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the first half of 1995 and 1994. Additionally, at June 30, 1995 and 1994, nonperforming derivatives contracts were immaterial.

The accompanying table reflects the activity in the allowance for credit losses for the second quarter and six months ended June 30, 1995 and 1994.

                                                                       Second Quarter               Six Months
                                                                    --------------------        --------------------
(in millions)                                                       1995            1994        1995            1994
                                                                    ----            ----        ----            ----
    Total Allowance at Beginning of Period                     $  2,455        $ 2,991     $   2,480       $  3,020
    Provision for Losses                                            120            160           240            365
    Charge-Offs                                                    (209)          (531)         (384)          (873)
    Recoveries                                                       64             55            94            161
                                                               --------        -------     ---------       --------
      Net Charge-Offs                                              (145)          (476)         (290)          (712)
    Other                                                           ---              1           ---              3
                                                               --------        -------     ---------       --------
    Total Allowance at End of Period                           $  2,430        $ 2,676     $   2,430       $  2,676
                                                               ========        =======     =========       ========

Part I
Item 2 (continued)


The following table presents the Corporation's allowance coverage ratios at June 30, 1995, December 31, 1994 and June 30, 1994.

Allowance Coverage Ratios



                                                        June 30,          December 31,             June 30,
For the Period Ended:                                       1995                  1994                 1994
                                                        --------          ------------             --------
Allowance for Credit Losses to:
    Loans at Period-End                                    2.87%                  3.15%                3.58%
    Average Loans                                          3.04                   3.30                 3.60
    Nonperforming Loans                                  228.38(a)              266.95               152.22

(a) The decrease from December 31, 1994 is primarily due to the aforementioned reclassification of certain assets from assets acquired as loan satisfactions to nonperforming loans as a result of the adoption of SFAS 114.

MARKET RISK MANAGEMENT - TRADING ACTIVITIES
For a discussion of the Corporation's market risk management, see pages B33-B34 of the Corporation's 1994 Form 10-K.

The effects of market gains or losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. For the impact of any unrecognized market gains or losses on the Corporation's asset/liability management portfolio, see
Note 12 - Fair Value of Financial Instruments of this Form 10-Q.

Measuring Market Risk: One of the risk controls the Corporation utilizes in its overall risk management process is value-at-risk. The Corporation defines value-at-risk as the potential overnight dollar loss from adverse market movements that would cover 97.5% of likely market movements, which are determined by using two years of historical price and rate data. The Corporation's value-at-risk calculations employ over 3,100 volatilities and 1,240,000 correlations (updated semi-annually) of various market instruments. The Corporation monitors value- at-risk figures for major business units on a daily basis to ensure the potential for market loss is properly reflected. The methodology generally used to offset positions within a business unit is deemed by the Corporation to be conservative. Only partial credit for correlation between instruments within each business unit is incorporated since correlations can exhibit instability during volatile market environments. Aggregating across business units with no correlation offset resulted in an aggregated daily average value-at-risk figure of $29 million for the twelve months ended June 30, 1995. Based on actual trading results for the twelve months ended June 30, 1995, which capture the historical correlation among business units, the Corporation's daily value-at-risk was reduced to approximately $8 million with 97.5% confidence.

For the twelve months ended June 30, 1995, the Corporation posted positive daily market risk-related revenue for 199 out of 267 business trading days for international and domestic units. For 136 of the 267 days, the Corporation's daily market risk-related revenue or losses centered around the $0 million to $5 million range, which is representative of the Corporation's emphasis on market-making and sales activities. The low number of outlier results (19 days having positive or negative market risk-related revenues exceeding $10 million) exemplifies the Corporation's diversified approach to market risk management as a business strategy.

OPERATING RISK MANAGEMENT
The Corporation, like all financial institutions, is subject to the risk of fraud and to the risk of unauthorized activities by employees. The Corporation maintains a comprehensive system of internal controls designed to manage such risks.

Part I
Item 2 (continued)


ASSET/LIABILITY MANAGEMENT
The objective of the asset/liability management process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The Corporation's net interest income is affected by changes in the level of market interest rates based upon mismatches between the repricing of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting the Corporation's investments and the maturities of its wholesale funding activities, and with the use of off-balance sheet derivative instruments. For a further discussion of the Corporation's asset/liability management process and the variety of techniques used to measure its interest rate sensitivity, see pages B34-B36 of the Corporation's 1994 Form 10-K.

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

(in millions)                                     1-3           4-6           7-12           1-5           Over
At June 30, 1995                               Months        Months         Months         Years        5 Years       Total
                                               ------        ------         ------         -----        -------       -----

Balance Sheet                              $  (18,647)    $   4,688     $    1,949     $   6,626     $    5,384     $   ---
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity (a)                 4,844        (3,816)         2,027        (3,665)           610         ---
Interest-Rate-Sensitivity Gap                 (13,803)          872          3,976         2,961          5,994         ---
Cumulative Interest-Rate
  Sensitivity Gap                             (13,803)      (12,931)        (8,955)       (5,994)           ---         ---
% of Total Assets                                  (8)%          (7)%           (5)%          (3)%          ---         ---

                                                  1-3           4-6           7-12           1-5           Over
At December 31, 1994                           Months        Months         Months         Years        5 Years       Total
                                               ------        ------         ------         -----        -------       -----

Balance Sheet                              $  (11,529)    $   4,393     $      175     $   4,269     $    2,692     $   ---
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity (a)                 1,622        (4,366)           587         1,581            576         ---
Interest-Rate-Sensitivity Gap                  (9,907)           27            762         5,850          3,268         ---
Cumulative Interest-Rate
  Sensitivity Gap                              (9,907)       (9,880)        (9,118)       (3,268)           ---         ---
% of Total Assets                                  (6)%          (6)%           (5)%          (2)%          ---         ---


(a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset/liability management activities.

At June 30, 1995, the Corporation had $8,955 million more liabilities than assets repricing within one year, amounting to 5.0% of total assets. This compares with $9,118 million, or 5.3%, of total assets at December 31, 1994.

Part I
Item 2 (continued)


At June 30, 1995, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 150 basis point rise in market rates over the next twelve months was estimated at slightly more than 5% of projected after-tax net income. At December 31, 1994, the Corporation's interest rate sensitivity to a similar increase in market rates was estimated at 3%.

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

The table below summarizes maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at June 30, 1995. The table was prepared under the assumption that variable interest rates remain constant at June 30, 1995 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from June 30, 1995 levels. Variable rates presented are generally based on the short-term interest rates for relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime). Forward starting swaps are interest rate swap contracts that become effective at a future time.

By  maturities                                                                                After
(in millions)                   1995         1996         1997        1998         1999        1999       Total
                                ----         ----         ----        ----         ----       -----       -----
Receive fixed swaps
Notional amount            $   6,600    $   8,004    $   5,208     $ 1,657     $    615     $ 3,354    $ 25,438
Weighted-average:
  Receive rate                  6.35%        6.43%        6.64%       6.49%        8.28%       7.37%       6.62%
  Pay rate                      5.89         5.04         5.81        5.84         6.89        6.36        5.69
Pay fixed swaps
Notional amount            $   4,901    $   8,680    $   3,507     $ 1,139     $    827     $ 2,149    $ 21,203
Weighted-average:
  Receive rate                  6.23%        5.56%        6.10%       6.04%        6.29%       6.14%       5.92%
  Pay rate                      6.23         6.26         7.19        7.75         7.72        7.40        6.66
Basis Swaps
Notional amount            $      20    $   1,058    $     340     $   352     $  1,040     $   172    $  2,982
Weighted-average:
  Receive rate                  6.25%        6.04%        6.11%       6.32%        5.83%       6.49%       6.04%
  Pay rate                      6.25         5.88         6.09        6.08         6.03        6.51        6.02
Forward Starting
Notional amount            $       0    $   1,342    $     987     $   506     $    260     $   368    $  3,463
Weighted-average:
  Receive rate                  0.00%        6.03%        5.99%       6.13%        6.09%       7.08%       6.15%
  Pay rate                      0.00         7.12         7.57        7.00         7.00        7.52        7.26
                           ---------    ---------    ---------     -------     --------     -------    --------

Total notional
  amount (a)               $  11,521    $  19,084    $  10,042     $ 3,654     $  2,742     $ 6,043    $ 53,086
                           =========    =========    =========     =======     ========     =======    ========

(a) At June 30, 1995, approximately $25 billion of the total notional amount are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $10 billion is expected to mature in 1995, $8 billion in 1996 and $4 billion in 1997 with the remaining $3 billion in 1998 and thereafter. The unrecognized net gain related to these positions was approximately $75 million.

Part I
Item 2 (continued)



CAPITAL AND LIQUIDITY
---------------------

The following capital and liquidity discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Capital and Liquidity section on pages B37-B40 of the Corporation's 1994 Form 10-K.

The Corporation's capital base at June 30, 1995 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios continued to approximate 8% and 12%, respectively. Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $576 million during the first six months of 1995.

STOCKHOLDERS' EQUITY
Total  stockholders'  equity at June 30, 1995 was $11.4  billion,  compared with
$10.7 billion at December 31, 1994. The $668 million increase from the 1994 year-end primarily reflected net income generated during the first six months of 1995 of $838 million and a $222 million favorable impact in the fair value of available-for-sale securities accounted for under SFAS 115. These amounts were partially offset by common and preferred stock dividends totaling $285 million and the Corporation's common stock buyback program (in an amount, net of issuance of stock under various employee benefit plans, of approximately $107 million). The market valuation of the available-for-sale securities does not include the impact of related funding sources. For a further discussion of the Corporation's common stock repurchase programs, see Note 6 - Common Stock on page 13.

During the second quarter of 1995, the Corporation called all of the outstanding shares of its 10% convertible preferred stock for redemption. Substantially all of the 10% convertible preferred stock was converted prior to the redemption date, at the option of the holders thereof, into approximately 7.6 million shares of the Corporation's common stock. The shares of common stock issued upon such conversion were issued from treasury.

LONG-TERM DEBT
The Corporation's long-term debt at June 30, 1995 was $7,202 million, a decrease of $789 million from the 1994 year-end. The decrease resulted from maturities of $1,218 million of the Corporation's long-term debt (including $499 million of senior medium-term notes and $719 million of other senior notes) and the redemption of $150 million of long-term debt. These decreases were partially offset by additions to the Corporation's long-term debt of $582 million
(including $197 million of senior medium-term notes, $185 million of subordinated medium-term notes and $200 million of other senior notes). See the Liquidity Management section for further discussion of the Corporation's long-term debt.

COMMON STOCK DIVIDENDS
In the second quarter of 1995, the Board of Directors of the Corporation increased the quarterly dividend on outstanding shares of its common stock to $.50 per share, an increase of 14% from $.44 per share. On an annual basis, this represents an increase in the dividend rate to $2.00 per common share, from $1.76 per common share. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

RISK-BASED CAPITAL RATIOS
At June 30, 1995, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk- weighted assets were 8.0% and 11.9%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No. 115. At June 30, 1995, Chemical Bank's ratios of Tier 1 Capital and Total Capital to risk-weighted assets, were 7.3% and 11.3%, respectively. At such date, all of the Corporation's banking institutions were "well capitalized," as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%.

Part I
Item 2 (continued)



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

The Corporation's Tier 1 leverage ratio was 5.82% at June 30, 1995, compared with 5.95% at December 31, 1994. At June 30, 1995, Chemical Bank's Tier 1 leverage ratio was 5.49%, compared with 5.72% at December 31, 1994.

The table which follows sets forth the Corporation's Tier 1 Capital, Tier 2 Capital and risk-weighted assets, and the Corporation's risk-based Tier 1
Capital and Total Capital Ratios and Tier 1 leverage ratios for the dates indicated.

Capital and Ratios Under Federal Reserve Bank Final Guidelines

                                                                   June 30,                          December 31,
   (in millions, except ratios)                                       1995                                  1994
                                                                 ---------                          ------------
  Tier 1 Capital
   Common Stockholders' Equity                                 $   10,345                            $    9,700
   Nonredeemable Preferred Stock                                    1,250                                 1,450
   Minority Interest                                                   65                                    63
   Less:    Goodwill                                                1,031                                 1,068
            Non-Qualifying Intangible Assets                          128                                   142
                                                               ----------                            ----------
   Tier 1 Capital                                              $   10,501                            $   10,003
                                                               ----------                            ----------

  Tier 2 Capital
   Long-Term Debt Qualifying as Tier 2                         $    3,482                            $    3,519
   Qualifying Allowance for Credit Losses                           1,651                                 1,536
                                                               ----------                            ----------

   Tier 2 Capital                                              $    5,133                            $    5,055
                                                               ----------                            ----------

  Total Qualifying Capital                                     $   15,634                            $   15,058
                                                               ==========                            ==========

   Risk-Weighted Assets (a)                                    $  131,333                            $  121,939
   Tier 1 Capital Ratio (b)                                          8.00%                                 8.20%
   Total Capital Ratio (b)                                          11.90%                                12.35%
   Tier 1 Leverage Ratio (b)                                         5.82%                                 5.95%

(a) Includes off-balance sheet risk-weighted assets in the amount of $41,089 million, and $37,157 million, respectively, at June 30, 1995 and December 31, 1994.
(b) Excluding the Corporation's securities subsidiary, Chemical Securities Inc., the June 30, 1995 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 7.76%, 11.40% and 6.06%, respectively, compared with 8.02%, 11.97% and 6.26%, respectively, at December 31, 1994.

Part I
Item 2 (continued)


LIQUIDITY MANAGEMENT
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the 1995 first half were $55 billion, a decrease from $59 billion for the comparable 1994 period. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. Average core deposits as a percentage of average loans were 69% for the first half of 1995, compared with 79% for the same period a year ago.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the first six months of 1995, the Corporation issued $582 million of long-term debt, including $382 million through its medium-term note program.

In June 1995, the international credit rating agency IBCA upgraded its rating of the Corporation's long-term unsecured deposits to A-plus from A and its rating of Chemical Bank's long-term deposits to AA-minus from A- plus. Chemical Bank's short-term deposit rating was also increased to A-1-plus from A-1.

The following comments apply to the Consolidated Statement of Cash Flows.

Cash and due from banks decreased $1.1 billion during the first six months of 1995, as net cash used in investing activities exceeded the net cash provided by operating and financing activities. The $5.6 billion net cash used by investing activities was primarily impacted by cash outflows from purchases of securities ($29.1 billion) and from net loans ($6.1 billion), partially offset by cash inflows from the sales and maturities of securities ($25.3 billion and $3.3 billion, respectively). The $2.2 billion net cash provided by operating activities was principally due to a reduction in trading-related assets and cash inflows from earnings. The $2.3 billion net cash provided by financing activities was primarily due to an increase in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($5.1 billion) partially offset by decreases in net deposits ($1.6 billion) and long-term debt ($.8 billion).

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

The Corporation's anticipated cash requirements (on a parent company-only basis) for the remainder of 1995 include approximately $800 million for maturing medium- and long-term debt, interest payments on its outstanding debt, anticipated dividend payments on the Corporation's common stock and preferred stock, the costs of the initial phase of the aforementioned $1.2 billion stock buyback program, and other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company-only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends or the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of June 30, 1995, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $450 million 48-month facility and a $300 million 364-day facility.

Part I
Item 2 (continued)

SUPERVISION AND REGULATION
--------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Supervision and Regulation section on pages A2-A6 of the Corporation's 1994 Form 10-K.

DIVIDENDS
At June 30, 1995, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1995, without the approval of their relevant banking regulators, pay dividends of approximately $947 million to their respective bank holding companies, plus an additional amount equal to their net income from July 1, 1995 through the date in 1995 of any such dividend payment.

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

OTHER EVENTS
------------

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

This joint venture was accounted for as an equity investment effective January 1, 1995 with revenues and expenses of the affected business units recorded within other revenue.

AGREEMENT TO SELL CHEMICAL BANK NEW JERSEY NATIONAL ASSOCIATION
In March 1995, the Corporation entered into an agreement to sell Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association, to PNC for approximately $500 million. As part of the purchase price, PNC has the option to issue up to $300 million of perpetual preferred stock to the Corporation. The sale does not include the Corporation's franchise in northeastern New Jersey or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company. The Corporation intends to reposition these remaining branches and offices as a strategic component of regional banking in metropolitan New York.

The Corporation expects to complete the transaction in the fourth quarter of 1995.

                                           CHEMICAL BANKING CORPORATION and Subsidiaries
                                       Average Consolidated Balance Sheet, Interest and Rates
                                        (Taxable-Equivalent Interest and Rates; in millions)

                                                   Three Months Ended                             Three Months Ended
                                                      June 30, 1995                                  June 30, 1994
                                          --------------------------------------         -----------------------------------
                                          Average                           Rate         Average                        Rate
                                          Balance       Interest    (Annualized)         Balance     Interest   (Annualized)
                                          -------       --------    ------------         -------     --------   ------------
ASSETS
Deposits with Banks                    $    3,157       $     67         8.34%        $    4,606     $    100         8.66%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                         14,774            212         5.74%            11,732          121         4.13%
Trading Assets-Debt and Equity
  Instruments                              11,389            205         7.17%            12,042          191         6.32%
Securities:
 Held-to-Maturity                           8,390            142         6.80%             9,309          164         7.08%
 Available-for-Sale                        19,548            375         7.66%(b)         17,285          270         6.25%(b)
Loans                                      81,846          1,772         8.67%            74,144        1,377         7.44%
                                       ----------        -------                      ----------      -------
 Total Interest-Earning Assets            139,104          2,773         7.98%           129,118        2,223         6.89%
                                                         -------                                      -------
Allowance for Losses                       (2,471)                                        (3,027)
Cash and Due from Banks                     7,593                                          8,618
Risk Management Instruments                23,212                                         15,984
Other Assets                               12,950                                         13,373
                                       ----------                                     ----------
 Total Assets                          $  180,388                                     $  164,066
                                       ==========                                     ==========
LIABILITIES
Domestic Retail Deposits               $   41,287       $    392          3.80%       $   44,308     $    273          2.48%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                        5,945             82          5.55%            5,202           44          3.45%
Deposits in Foreign Offices                28,239            457          6.43%           22,680          226          3.94%
                                       ----------       --------                      ----------     --------
  Total Time and Savings Deposits          75,471            931          4.93%           72,190          543          3.01%
                                       ----------       --------                      ----------     --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                   24,525            342          5.57%           18,546          189          4.08%
  Commercial Paper                          3,729             55          5.92%            2,566           25          3.81%
  Other Borrowings                          8,225            139          6.82%            9,391          145          6.20%
                                       ----------       --------                      ----------     --------
   Total Short-Term and
    Other Borrowings                       36,479            536          5.89%           30,503          359          4.71%
Long-Term Debt                              7,542            138          7.32%            8,370          132          6.34%
                                       ----------       --------                      ----------     --------
  Total Interest-Bearing Liabilities      119,492          1,605          5.37%          111,063        1,034          3.73%
                                       ----------       --------                      ----------     --------
Demand Deposits                            20,034                                         21,788
Risk Management Instruments                24,087                                         14,148
Other Liabilities                           5,708                                          6,015
                                       ----------                                     ----------
  Total Liabilities                       169,321                                        153,014
                                       ----------                                     ----------
STOCKHOLDERS' EQUITY
Preferred Stock                             1,373                                          1,704
Common Stockholders' Equity                 9,694                                          9,348
                                       ----------                                     ----------
  Total Stockholders' Equity               11,067                                         11,052
                                       ----------                                     ----------
    Total Liabilities and
    Stockholders' Equity               $  180,388                                     $  164,066
                                       ==========                                     ==========
INTEREST RATE SPREAD                                                      2.61%                                        3.16%
                                                                          =====                                        =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $1,168(a)         3.36%                      $  1,189(a)       3.69%
                                                        ======            =====                      ========          =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended June 30, 1995 and June 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 7.62% and 6.19%, respectively.

                                                               - 51 -

                                           CHEMICAL BANKING CORPORATION and Subsidiaries
                                       Average Consolidated Balance Sheet, Interest and Rates
                                        (Taxable-Equivalent Interest and Rates; in millions)

                                                    Six Months Ended                               Six Months Ended
                                                      June 30, 1995                                  June 30, 1994
                                          ---------------------------------------        ------------------------------------
                                          Average                            Rate        Average                         Rate
                                          Balance       Interest     (Annualized)        Balance     Interest    (Annualized)
                                          -------       --------     ------------        -------     --------    ------------
ASSETS
Deposits with Banks                    $    3,942       $    149          7.57%       $    4,878     $    194          7.98%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                         14,608            431          5.94%           11,809          221          3.77%
Trading Assets-Debt and Equity
  Instruments                              11,151            404          7.28%           11,960          364          6.12%
Securities:
 Held-to-Maturity                           8,459            291          6.94%            9,735          339          7.02%
 Available-for-Sale                        19,379            735          7.63%(b)        16,765          512          6.15%(b)
Loans                                      79,911          3,437          8.67%           74,312        2,688          7.29%
                                        ---------       --------                       ---------     --------
 Total Interest-Earning Assets            137,450       $  5,447          7.98%          129,459     $  4,318          6.72%
                                                        --------                                     --------
Allowance for Losses                       (2,479)                                        (3,057)
Cash and Due from Banks                     7,566                                          8,725
Risk Management Instruments                22,415                                         15,690
Other Assets                               12,989                                         13,292
                                       ----------                                     ----------
 Total Assets                          $  177,941                                     $  164,109
                                       ==========                                     ==========
LIABILITIES
Domestic Retail Deposits               $   41,313       $    760          3.71%       $   45,173     $    521          2.32%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                        5,928            164          5.59%            5,325           90          3.44%
Deposits in Foreign Offices                28,168            858          6.11%           22,825          452          3.97%
                                       ----------       --------                      ----------     --------
  Total Time and Savings Deposits          75,409          1,782          4.75%           73,323        1,063          2.92%
                                       ----------       --------                      ----------     --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                   23,863            675          5.70%           17,310          326          3.80%
  Commercial Paper                          3,527            102          5.84%            2,488           46          3.69%
  Other Borrowings                          8,223            278          6.82%            9,526          279          5.90%
                                       ----------       --------                      ----------     --------
   Total Short-Term and
    Other Borrowings                       35,613          1,055          5.97%           29,324          651          4.47%
Long-Term Debt                              7,697            278          7.28%            8,434          267          6.39%
                                       ----------       --------                      ----------     --------
  Total Interest-Bearing Liabilities      118,719          3,115          5.28%          111,081        1,981          3.59%
                                       ----------       --------                      ----------     --------
Demand Deposits                            20,241                                         22,204
Risk Management Instruments                22,396                                         13,611
Other Liabilities                           5,681                                          6,110
                                       ----------                                     ----------
  Total Liabilities                       167,037                                        153,006
                                       ----------                                     ----------
STOCKHOLDERS' EQUITY
Preferred Stock                             1,412                                          1,679
Common Stockholders' Equity                 9,492                                          9,424
                                       ----------                                     ----------
  Total Stockholders' Equity               10,904                                         11,103
                                       ----------                                     ----------
    Total Liabilities and
    Stockholders' Equity               $  177,941                                     $  164,109
                                       ==========                                     ==========
INTEREST RATE SPREAD                                                      2.70%                                        3.13%
                                                                          =====                                        =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $  2,332(a)       3.42%                      $  2,337(a)       3.64%
                                                        ========          =====                      ========          =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the six months ended June 30, 1995 and June 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 7.56% and 6.15%, respectively.

                                                               - 52 -

                                        CHEMICAL BANKING CORPORATION and Subsidiaries
                                               QUARTERLY FINANCIAL INFORMATION
                                             (in millions, except per share data)

                                                                      1995                             1994
                                                               ---------------------       ---------------------------------
                                                                Second         First        Fourth        Third       Second
                                                               Quarter       Quarter       Quarter      Quarter      Quarter
                                                               -------       -------       -------      -------      -------
Interest Income
Loans                                                        $   1,770      $  1,661     $   1,575     $  1,473     $  1,375
Securities                                                         513           505           445          422          432
Trading Assets                                                     205           199           177          181          191
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                212           219           178          151          121
Deposits with Banks                                                 67            82            91           86          100
                                                             ---------      --------      --------     --------     --------
   Total Interest Income                                         2,767         2,666         2,466        2,313        2,219
                                                             ---------      --------      --------     --------     --------
Interest Expense
Deposits                                                           931           851           718          597          543
Short-Term and Other Borrowings                                    536           519           444          405          359
Long-Term Debt                                                     138           140           135          134          132
                                                             ---------      --------      --------     --------     --------
   Total Interest Expense                                        1,605         1,510         1,297        1,136        1,034
                                                             ---------      --------      --------     --------     --------
Net Interest Income                                              1,162         1,156         1,169        1,177        1,185
Provision for Losses                                               120           120            85          100          160
                                                             ---------      --------      --------     --------     --------
Net Interest Income After Provision For Losses                   1,042         1,036         1,084        1,077        1,025
                                                             ---------      --------      --------     --------     --------

Noninterest Revenue
Trust and Investment Management Fees                                97            91            99          104          108
Corporate Finance and Syndication Fees                             129           119           133           97           93
Service Charges on Deposit Accounts                                 76            74            78           78           75
Fees for Other Banking Services                                    290           294           294          285          279
Trading Revenue                                                    171            56            45          212          203
Securities Gains (Losses)                                           69           (18)            1            6           13
Other Revenue                                                      129           254           165          202           96
                                                             ---------      --------      --------     --------     --------
   Total Noninterest Revenue                                       961           870           815          984          867
                                                             ---------      --------      --------     --------     --------

Noninterest Expense
Salaries                                                           557           546           571          574          542
Employee Benefits                                                  117           107           110          108          102
Occupancy Expense                                                  129           135           142          145          140
Equipment Expense                                                   97           101           107          100           91
Foreclosed Property Expense                                        (14)           (7)            2            2            2
Restructuring Charge                                               ---           ---           260          ---          ---
Other Expense                                                      362           364           401          382          404
                                                             ---------      --------      --------     --------     --------
   Total Noninterest Expense                                     1,248         1,246         1,593        1,311        1,281
                                                             ---------      --------      --------     --------     --------
Income Before Income Tax Expense and Effect of
   Accounting Change                                               755           660           306          750          611
Income Tax Expense                                                 302           264           127          311          254
                                                             ---------      --------      --------      -------     --------
Income Before Effect of Accounting Change                          453           396           179          439          357
Effect of Change in Accounting Principle                           ---           (11)          ---          ---          ---
                                                             ---------      --------     ---------     --------     --------
Net Income                                                   $     453      $    385     $     179     $    439     $    357
                                                             =========      ========     =========     ========     ========
Net Income Applicable To Common Stock                        $     427      $    355     $     149     $    396     $    324
                                                             =========      ========     =========     ========     ========

Earnings Per Share:
Primary:
   Income Before Effect of Accounting Change                 $    1.72      $   1.49     $    0.61     $   1.59     $   1.27
   Effect of Change in Accounting Principle                        ---         (0.04)          ---          ---          ---
                                                             ---------      --------     ---------     --------     --------
   Net Income                                                $    1.72      $   1.45     $    0.61     $   1.59     $   1.27
                                                             =========      ========     =========     ========     ========
Assuming Full Dilution:
   Income Before Effect of Accounting Change                 $    1.68      $   1.46     $    0.61     $   1.56     $   1.25
   Effect of Change in Accounting Principle                        ---         (0.04)          ---          ---          ---
                                                             ---------      --------     ---------     --------     --------
   Net Income                                                $    1.68      $   1.42     $    0.61     $   1.56     $   1.25
                                                             =========      ========     =========     ========     ========

Part II - OTHER INFORMATION



Item 1.      Legal Proceedings
             -----------------
             Reference is made to page A19 of the Corporation's 1994 Form 10-K relating to the investigation commenced by the Securities and Exchange Commission pertaining to the $70 million loss incurred by the Corporation in the fourth quarter of 1994 resulting from unauthorized foreign exchange transactions involving the Mexican peso.

             The  Corporation  is  cooperating  with  this  investigation.   The
             Corporation cannot determine at this time the outcome of the investigation but believes it will not have a material adverse effect on the consolidated financial condition of the Corporation.


Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
             The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation. The Annual Meeting of the Stockholders was held on May 16, 1995. A total of 214,981,882 shares, or 89.3% of the 240,754,639 shares entitled to vote at the Annual Meeting, were represented at the meeting.

  (a)        Election of Directors
             ---------------------
             The following twenty (20) directors were elected to hold office until the 1996 Annual Meeting or until their successors are elected and have qualified.
                                                 Votes                    Votes
                                              Received                 Withheld
                                              --------                 --------
             Frank A. Bennack, Jr.         213,051,474                1,930,408
             Michel C. Bergerac            213,117,446                1,864,436
             Randolph W. Bromery           212,983,592                1,998,290
             Charles W. Duncan, Jr.        213,056,167                1,925,715
             Melvin R. Goodes              213,129,124                1,852,758
             George V. Grune               213,117,290                1,864,592
             William B. Harrison, Jr.      213,121,938                1,859,944
             Harold S. Hook                213,150,212                1,831,670
             Helene L. Kaplan              213,107,433                1,874,449
             J. Bruce Llewellyn            213,041,582                1,940,300
             John P. Mascotte              213,077,342                1,904,540
             John F. McGillicuddy          212,943,335                2,038,547
             Edward D. Miller              213,081,757                1,900,125
             Walter V. Shipley             213,029,715                1,952,167
             Andrew C. Sigler              213,106,081                1,875,801
             Michael I. Sovern             213,090,880                1,891,002
             John R. Stafford              213,141,502                1,840,380
             W. Bruce Thomas               213,074,903                1,906,979
             Marina v.N. Whitman           213,066,377                1,915,505
             Richard D. Wood               212,989,133                1,992,749


  (b)    (1) Ratifying Independent Accountants
             ---------------------------------
         o A proposal to ratify Price Waterhouse as independent accountants was approved by 99.6% of the votes cast. The proposal received a "for" vote of 213,228,324 and an "against" vote of 910,263. The number of votes abstaining was 843,295. There were no broker non-votes.

         (2) Amendment to Employee Stock Purchase Plan
             -----------------------------------------
         o A proposal to amend the Employee Stock Purchase Plan by extending its term to December 31, 2001, was approved by 97.8% of the votes cast. The proposal received a "for" vote of 208,651,535 and an "against" vote of 4,626,401. The number of votes abstaining was 1,703,946. There were no broker non- votes.

         (3) Stockholders Proposal Re: Disclosures of Political Contributions
             ----------------------------------------------------------------
         o A proposal by Evelyn Y. Davis that management supply detailed disclosure of political contributions was rejected by 95.3% of the votes cast. The vote "for" was 8,683,767 and the vote "against" was 175,762,434. The number of votes abstaining was 8,505,752 and there were 22,029,929 broker non- votes.

         (4) Stockholders Proposal Re: Voting of Unmarked Proxies
             ----------------------------------------------------
         o A proposal by Martha J. Wolff that future unmarked proxies not be voted on any issue where no direction has been given by the proxy-holder was rejected by 90.0% of the votes cast. The vote "for" was 18,562,012 and the vote "against" was 167,111,626. The number of votes abstaining was 7,278,315 and there were 22,029,929 broker non-votes.

         (5) Stockholders Proposal Re: Utilization of Financial Intermediaries in Emerging Economies
             -----------------------------------------------------------------
         o A proposal by the Sisters of Charity of Saint Elizabeth and other religious groups regarding the utilization of financial intermediaries in emerging economies was rejected by 95.3% of the votes cast. The vote "for" was 8,684,101 and the vote "against" was 175,304,339. The number of votes abstaining was 8,963,496 and there were 22,029,946 broker non-votes.

         (6) Stockholders Proposal Re:  Cumulative Voting
             --------------------------------------------
         o A proposal by John J. Gilbert that cumulative voting be adopted in the election of directors was rejected by 75.4% of the votes cast. The vote "for" was 45,565,129 and the vote "against" was 139,834,501. The number of votes abstaining was 7,552,323 and there were 22,029,929 broker non-votes.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (A) Exhibits:


                    11    -   Computation of net income per share.
                    12(a) -   Computation of ratio of earnings to fixed charges.
                    12(b) -   Computation of ratio of earnings to fixed charges
                              and preferred stock dividend requirements.
                    27    -   Financial Data Schedule.

             (B) Reports on Form 8-K:

                    The Corporation filed three reports on Form 8-K during the quarter ended June 30, 1995, as follows:

                    Form 8-K Dated April 19, 1995:  April 18, 1995 Press Release
                    - Results of Operations for First Quarter 1995.

                    Form 8-K Dated May 5, 1995: April 28, 1995 Notice of Redemption pertaining to the Corporation's 10% Convertible Preferred Stock.

                    Form 8-K Dated June 20, 1995: June 20, 1995 Press Release - Common Stock Dividend Increase Announced.

                                   SIGNATURE





                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHEMICAL BANKING CORPORATION
                                            ----------------------------
                                                   (Registrant)







Date  August 14, 1995                       By    /s/Joseph L. Sclafani
      ---------------                             ---------------------
                                                     Joseph L. Sclafani

                                                           Controller
                                                 [Principal Accounting Officer]

                               INDEX TO EXHIBITS


                             SEQUENTIALLY NUMBERED



EXHIBIT NO.       EXHIBITS                               PAGE AT WHICH LOCATED
-----------       --------                               ---------------------

  11              Computation of net income                        58
                  per share

  12  (a)         Computation of ratio of                          59
                  earnings to fixed charges

  12  (b)         Computation of ratio of                          60
                  earnings to fixed charges
                  and preferred stock dividend
                  requirements

  27              Financial Data Schedule                          61