Form 10-Q
period 1995-09-30
CHEMICAL BANKING CORP
filed 1995-11-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995         Commission file number 1-5805
                      ------------------                                ------

                          CHEMICAL BANKING CORPORATION
             (Exact name of registrant as specified in its charter)




          Delaware                                                13-2624428
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



  270 Park Avenue, New York, New York                               10017
--------------------------------------                           -----------
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



                                                             Yes.X..   No....


Common Stock, $1 Par Value                                         250,037,942
---------------------------                                        -----------

Number of shares outstanding of each of the issuer's classes of common stock on October 31, 1995.






                                FORM 10-Q INDEX






Part I                                                                                                         Page
------                                                                                                         ----
Item 1        Financial Statements - Chemical Banking Corporation
              and Subsidiaries:

                 Consolidated Balance Sheet at September 30, 1995 and
                 December 31, 1994.                                                                               3

                 Consolidated Statement of Income for the three months
                 ended September 30, 1995 and September 30, 1994.                                                 4

                 Consolidated Statement of Income for the nine months
                 ended September 30, 1995 and September 30, 1994.                                                 5

                 Consolidated Statement of Cash Flows for the nine months
                 ended September 30, 1995 and September 30, 1994.                                                 6

                 Consolidated Statement of Changes in Stockholders' Equity
                 for the nine months ended September 30, 1995 and September 30, 1994.                             7

              Notes to Financial Statements.                                                                   7-18


Item 2        Management's Discussion and Analysis of Financial Condition and Results of
              Operations.                                                                                     19-53


Part II
-------

Item 1        Legal Proceedings                                                                                  54

Item 6        Exhibits and Reports on Form 8-K.                                                                  54







Part I
Item 1.

                                       CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED BALANCE SHEET
                                                       (in millions)
                                                                              September 30,           December 31,
                                                                                       1995                   1994
                                                                              -------------           ------------
   ASSETS
   Cash and Due from Banks                                                       $    7,118             $    8,832
   Deposits with Banks                                                                3,690                  5,649
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               13,348                 12,797
   Trading Assets:
     Debt and Equity Instruments                                                     14,080                 11,093
     Risk Management Instruments                                                     19,750                 17,709
   Securities:
     Held-to-Maturity (Market Value: $8,088 and $8,106)                               8,074                  8,566
     Available-for-Sale                                                              26,017                 18,431
   Loans (Net of Unearned Income: $510 and $460)                                     85,623                 78,767
   Allowance for Credit Losses                                                       (2,405)                (2,480)
   Premises and Equipment                                                             2,134                  2,134
   Due from Customers on Acceptances                                                  1,200                  1,088
   Accrued Interest Receivable                                                        1,301                  1,190
   Assets Acquired as Loan Satisfactions                                                 56                    210
   Assets Held for Accelerated Disposition                                              202                    526
   Other Assets                                                                       7,665                  6,911
                                                                                 ----------             ----------
            TOTAL ASSETS                                                         $  187,853             $  171,423
                                                                                 ==========             ==========
   LIABILITIES
   Deposits:
     Demand (Noninterest Bearing)                                                $   18,482             $   21,399
     Time and Savings                                                                45,826                 46,799
     Foreign                                                                         32,480                 28,308
                                                                                 ----------             ----------
        Total Deposits                                                               96,788                 96,506
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                30,911                 23,098
   Other Borrowed Funds                                                              14,690                 11,843
   Acceptances Outstanding                                                            1,203                  1,104
   Accounts Payable and Accrued Liabilities                                           2,790                  2,361
   Other Liabilities                                                                 22,103                 17,808
   Long-Term Debt                                                                     7,537                  7,991
                                                                                 ----------             ----------
            TOTAL LIABILITIES                                                       176,022                160,711
                                                                                 ----------             ----------
   COMMITMENTS AND CONTINGENCIES (See Note 10)
   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    1,250                  1,450
   Common Stock (Issued 254,930,904 and 254,009,187 Shares)                             255                    254
   Capital Surplus                                                                    6,444                  6,544
   Retained Earnings                                                                  4,153                  3,263
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (135)                  (438)
   Treasury Stock, at Cost (2,423,717 and 9,497,533 Shares)                            (136)                  (361)
                                                                                 ----------             ----------
            TOTAL STOCKHOLDERS' EQUITY                                               11,831                 10,712
                                                                                 ----------             ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  187,853             $  171,423
                                                                                 ==========             ==========

The Notes to Financial  Statements  are an integral part of these Statements.



Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED STATEMENT OF INCOME
                                                Three Months Ended September 30,
                                              (in millions, except per share data)


                                                                                        1995                       1994
                                                                                        ----                       ----
   INTEREST INCOME
   Loans                                                                           $   1,844                   $  1,473
   Securities                                                                            535                        422
   Trading Assets                                                                        211                        181
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                                   181                        151
   Deposits with Banks                                                                    62                         86
                                                                                   ---------                   --------
        Total Interest Income                                                          2,833                      2,313
                                                                                   ---------                   --------
   INTEREST EXPENSE
   Deposits                                                                              943                        597
   Short-Term and Other Borrowings                                                       559                        405
   Long-Term Debt                                                                        134                        134
                                                                                   ---------                   --------
        Total Interest Expense                                                         1,636                      1,136
                                                                                   ---------                   --------
   NET INTEREST INCOME                                                                 1,197                      1,177
   Provision for Losses                                                                  122                        100
                                                                                   ---------                   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      1,075                      1,077
                                                                                   ---------                   --------

   NONINTEREST REVENUE
   Trust and Investment Management Fees                                                   96                        104
   Corporate Finance and Syndication Fees                                                157                         97
   Service Charges on Deposit Accounts                                                    75                         78
   Fees for Other Financial Services                                                     307                        285
   Trading Revenue                                                                       213                        212
   Securities Gains                                                                       47                          6
   Other Revenue                                                                          82                        202
                                                                                   ---------                   --------
        Total Noninterest Revenue                                                        977                        984
                                                                                   ---------                   --------

   NONINTEREST EXPENSE
   Salaries                                                                              616                        574
   Employee Benefits                                                                     104                        108
   Occupancy Expense                                                                     131                        145
   Equipment Expense                                                                      97                        100
   Foreclosed Property Expense                                                            --                          2
   Other Expense                                                                         309                        382
                                                                                   ---------                   --------
        Total Noninterest Expense                                                      1,257                      1,311
                                                                                   ---------                   --------
   INCOME BEFORE INCOME TAX EXPENSE                                                      795                        750
   Income Tax Expense                                                                    318                        311
                                                                                   ---------                   --------
   NET INCOME                                                                      $     477                   $    439
                                                                                   =========                   ========
   NET INCOME APPLICABLE TO COMMON STOCK                                           $     452                   $    396
                                                                                   =========                   ========

   EARNINGS PER SHARE:
        Primary                                                                    $    1.74                   $   1.59
                                                                                   =========                   ========
        Assuming Full Dilution                                                     $    1.70                   $   1.56
                                                                                   =========                   ========

The Notes to  Financial  Statements  are an  integral part of these Statements.



Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                                CONSOLIDATED STATEMENT OF INCOME
                                                 Nine Months Ended September 30,
                                              (in millions, except per share data)
                                                                                        1995                       1994
                                                                                        ----                       ----
   INTEREST INCOME
   Loans                                                                           $   5,275                   $  4,155
   Securities                                                                          1,553                      1,270
   Trading Assets                                                                        615                        545
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                                   612                        372
   Deposits with Banks                                                                   211                        280
                                                                                   ---------                   --------
        Total Interest Income                                                          8,266                      6,622
                                                                                   ---------                   --------
   INTEREST EXPENSE
   Deposits                                                                            2,725                      1,660
   Short-Term and Other Borrowings                                                     1,614                      1,056
   Long-Term Debt                                                                        412                        401
                                                                                   ---------                   --------
        Total Interest Expense                                                         4,751                      3,117
                                                                                   ---------                   --------
   NET INTEREST INCOME                                                                 3,515                      3,505
   Provision for Losses                                                                  362                        465
                                                                                   ---------                   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      3,153                      3,040
                                                                                   ---------                   --------
   NONINTEREST REVENUE
   Trust and Investment Management Fees                                                  284                        322
   Corporate Finance and Syndication Fees                                                405                        272
   Service Charges on Deposit Accounts                                                   225                        222
   Fees for Other Financial Services                                                     891                        854
   Trading Revenue                                                                       440                        600
   Securities Gains                                                                       98                         65
   Other Revenue                                                                         465                        447
                                                                                   ---------                   --------
        Total Noninterest Revenue                                                      2,808                      2,782
                                                                                   ---------                   --------
   NONINTEREST EXPENSE
   Salaries                                                                            1,719                      1,634
   Employee Benefits                                                                     328                        329
   Occupancy Expense                                                                     395                        431
   Equipment Expense                                                                     295                        275
   Foreclosed Property Expense                                                           (21)                        39
   Restructuring Charge                                                                  ---                         48
   Other Expense                                                                       1,035                      1,160
                                                                                   ---------                   --------
        Total Noninterest Expense                                                      3,751                      3,916
                                                                                   ---------                   --------
   INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF
     ACCOUNTING CHANGE                                                                 2,210                      1,906
   Income Tax Expense                                                                    884                        791
                                                                                   ---------                   --------
   INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                                           1,326                      1,115
   Effect of Change in Accounting Principle                                              (11)                       ---
                                                                                   ---------                   --------
   NET INCOME                                                                      $   1,315                   $  1,115
                                                                                   =========                   ========
   NET INCOME APPLICABLE TO COMMON STOCK                                           $   1,234                   $  1,007
                                                                                   =========                   ========
   EARNINGS PER SHARE:
   Primary:
        Income Before Effect of Accounting Change                                  $    4.95                   $   3.98
        Effect of Change in Accounting Principle                                       (0.04)                       ---
                                                                                   ---------                   --------
        Net Income                                                                 $    4.91                   $   3.98
                                                                                   =========                   ========
   Assuming Full Dilution:
        Income Before Effect of Accounting Change                                  $    4.66                   $   3.92
        Effect of Change in Accounting Principle                                       (0.04)                       ---
                                                                                   ---------                   --------
        Net Income                                                                 $    4.62                   $   3.92
                                                                                   =========                   ========
The Notes to  Financial  Statements  are an  integral part of these Statements.



Part I
Item 1. (continued)

                                          CHEMICAL BANKING CORPORATION and Subsidiaries
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Nine Months Ended September 30,
                                                          (in millions)
                                                                                              1995              1994
                                                                                              ----              ----
OPERATING ACTIVITIES
Net Income                                                                                $  1,315          $  1,115
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Provision for Losses                                                                     362               465
      Restructuring Charge                                                                     ---                48
      Depreciation and Amortization                                                            280               276
      Net Change In:
         Trading-Related Assets                                                             (1,145)              742
         Accrued Interest Receivable                                                          (111)               28
         Accrued Interest Payable                                                               40                38
         Other, Net                                                                            (19)             (838)
                                                                                          --------          --------
      Net Cash Provided by Operating Activities                                                722             1,874
                                                                                          --------          --------

INVESTING ACTIVITIES
Net Change In:
   Deposits with Banks                                                                       1,959               800
   Federal Funds Sold and Securities Purchased Under Resale Agreements                      (1,386)           (2,617)
   Loans Due to Sales and Securitizations                                                    7,212             6,085
   Other Loans, Net                                                                        (14,289)           (8,001)
   Other, Net                                                                                 (248)             (210)
Proceeds from the Maturity of Held-to-Maturity Securities                                    1,194             2,465
Purchases of Held-to-Maturity Securities                                                      (733)           (1,056)
Proceeds from the Maturity of Available-for-Sale Securities                                  4,268             2,555
Proceeds from the Sale of Available-for-Sale Securities                                     36,767            13,861
Purchases of Available-for-Sale Securities                                                 (47,891)          (17,769)
Cash Used in Acquisitions                                                                      ---              (373)
                                                                                          --------          --------
      Net Cash Used by Investing Activities                                                (13,147)           (4,260)
                                                                                          --------          --------

FINANCING ACTIVITIES
Net Change In:
   Noninterest-Bearing Domestic Demand Deposits                                             (2,917)           (3,010)
   Domestic Time and Savings Deposits                                                         (973)           (5,585)
   Foreign Deposits                                                                          4,172             3,299
   Federal Funds Purchased, Securities Sold Under Repurchase Agreements
      and Other Borrowed Funds                                                              11,628             8,816
   Other Liabilities                                                                          (325)              634
   Other, Net                                                                                   40               240
Proceeds from the Issuance of Long-Term Debt                                                   913             1,592
Redemption and Maturity of Long-Term Debt                                                   (1,368)           (1,395)
Proceeds from the Issuance of Common Stock                                                     382                16
Issuance of Preferred Stock                                                                    ---               200
Redemption of Preferred Stock                                                                  ---              (420)
Treasury Stock Purchased                                                                      (445)             (354)
Cash Dividends Paid                                                                           (398)             (384)
                                                                                          --------          --------
      Net Cash Provided by Financing Activities                                             10,709             3,649
                                                                                          --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                       2               (35)
                                                                                          --------          --------
Net Increase (Decrease) in Cash and Due from Banks                                          (1,714)            1,228
                                                                                          --------          --------
Cash and Due from Banks at January 1,                                                        8,832             6,852
                                                                                          --------          --------
Cash and Due from Banks at September 30,                                                  $  7,118          $  8,080
                                                                                          ========          ========
Cash Interest Paid                                                                        $  4,711          $  3,079
Taxes Paid                                                                                $    673          $    687

The Notes to  Financial  Statements  are an  integral part of these Statements.



Part I
Item 1. (continued)

                                       CHEMICAL BANKING CORPORATION and Subsidiaries
                                             CONSOLIDATED STATEMENT OF CHANGES
                                                  IN STOCKHOLDERS' EQUITY
                                              Nine Months Ended September 30,
                                                       (in millions)
                                                                                             1995                   1994
                                                                                             ----                   ----

BALANCE AT JANUARY 1,                                                                   $  10,712              $  11,164
                                                                                        ---------              ---------

Net Income                                                                                  1,315                  1,115
Dividends Declared:
  Preferred Stock                                                                             (81)                   (96)
  Common Stock                                                                               (354)                  (299)
Issuance of Preferred Stock                                                                   ---                    200
Redemption of Preferred Stock                                                                 ---                   (404)
Premium on Redemption of Preferred Stock                                                      ---                    (12)
Conversion of Preferred Stock                                                                (200)                   ---
Issuance of Common Stock                                                                        1                      1
Net Change in Capital Surplus                                                                 (93)                    15
Restricted Stock Granted, Net of Amortization                                                  (7)                   (11)
Net Change in Treasury Stock                                                                  225                   (354)
Net Change in Fair Value of Available-for-Sale Securities, Net of Taxes                       303                   (511)
Accumulated Translation Adjustment                                                             10                    ---
                                                                                        ---------              ---------
  Net Change in Stockholders' Equity                                                        1,119                   (356)
                                                                                        ---------              ---------

BALANCE AT SEPTEMBER 30,                                                                $  11,831              $  10,808
                                                                                        =========              =========

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

NOTE 2 - AGREEMENT TO MERGE WITH CHASE MANHATTAN CORPORATION
------------------------------------------------------------
On August 28, 1995, the Corporation and The Chase Manhattan Corporation ("Chase") announced a definitive agreement to merge in a stock-for-stock transaction. The merger agreement, which was approved by the Boards of Directors of both the Corporation and Chase, provides that 1.04 shares of the Corporation's common stock will be exchanged for each share of Chase common stock on a tax-free basis. All of Chase's series of preferred stock will be exchanged for similar preferred stock of the Corporation. The merger, which is expected to be completed in the first quarter of 1996, is subject to approval by the common shareholders of both institutions as well as by federal and state regulatory authorities and will be accounted for as a pooling of interests. The Corporation and Chase have scheduled their special stockholder meetings on December 11, 1995. The effects of the merger have not been reflected in the financial statements herein.

In connection with the merger, it is currently estimated that a one-time pretax restructuring charge of $1.5 billion ($925 million after-tax) will be incurred upon consummation of the merger, principally as a result of severance expenses to be incurred in connection with anticipated staff reductions, costs in connection with planned office eliminations, and other merger-related expenses, including costs to eliminate redundant back-office and other operations of the Corporation and Chase.

Reference is made to the Form 8-K and Form S-4 which the Corporation has filed with the Securities and Exchange Commission on October 26, 1995 and October 31, 1995, respectively, for more information concerning the merger.

Part I
Item 1. (continued)

NOTE 3 - TRADING ACTIVITIES
---------------------------
The Corporation uses its trading assets, such as debt and equity instruments and risk management instruments, to meet the financing needs of its customers and to generate revenue through its trading activities.

DEBT AND EQUITY INSTRUMENTS
Trading assets-debt and equity instruments, which are carried at fair value, are presented in the following table for the dates indicated:

                                                                                     September 30,           December 31,
(in millions)                                                                                1995                   1994
                                                                                     ------------            -----------


U.S. Government, Federal Agencies and Municipal Securities                              $   3,956               $  2,875
Certificates of Deposit, Bankers' Acceptances,
  and Commercial Paper                                                                      1,793                  1,644
Debt Securities Issued by Foreign Governments                                               3,699                  1,983
Foreign Financial Institutions                                                              3,089                  3,119
Other, includes corporate securities and eurodollar bonds                                   1,543                  1,472
                                                                                        ---------               --------

Total Trading Assets - Debt and Equity Instruments (a)                                  $  14,080               $ 11,093
                                                                                        =========               ========


(a) Includes emerging markets instruments of $582 million at September 30, 1995 and $544 million at December 31, 1994.


RISK MANAGEMENT INSTRUMENTS
Trading  assets-risk   management  instruments  represent  unrealized  gains  on
derivative contracts while trading liabilities-risk management instruments represent unrealized losses on derivative contracts (after taking into account the effects of master netting agreements). Such risk management instruments are presented in the following table for the dates indicated.


                                                                                   September 30,           December 31,
(in billions)                                                                              1995                    1994
                                                                                   -------------           ------------

Trading Assets-Risk Management Instruments:
  Interest Rate Contracts                                                               $   9.4                 $  7.9
  Foreign Exchange Contracts                                                               10.1                    9.5
  Stock Index Options and Commodity Contracts                                               0.3                    0.3
                                                                                        -------                 ------
    Total                                                                               $  19.8                 $ 17.7
                                                                                        =======                 ======

Trading Liabilities-Risk Management Instruments:
  Interest Rate Contracts                                                               $  11.0                 $  7.0
  Foreign Exchange Contracts                                                                9.5                    8.9
  Stock Index Option and Commodity Contracts                                                0.2                    0.1
                                                                                        -------                 ------
    Total                                                                               $  20.7                 $ 16.0
                                                                                        =======                 ======


Descriptions of the classes of derivative and foreign exchange instruments used in the Corporation's trading activities as well as the related accounting policies and the credit risk and market risk factors involved in these activities are disclosed in Note One on page B48 and in Note Nineteen on pages B64-B66 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"). For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1995 third quarter and first nine months, see Management's Discussion and Analysis on pages 25-26 and pages 42-44 of this Form 10-Q.

Part I
Item 1. (continued)



NOTE 4 - SECURITIES
-------------------
Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk or other factors are classified as available-for-sale and carried at fair value. The unrealized gains and losses on these securities, along with any unrealized gains and losses on related derivatives, are reported net of applicable taxes in a separate component of stockholders' equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost.

The fair valuation of the securities classified as available-for-sale (including loans classified as available-for-sale) resulted in a net after-tax unfavorable impact of $135 million on the Corporation's stockholders' equity at September 30, 1995, compared with a net after-tax unfavorable impact of $438 million at December 31, 1994. The net change from the 1994 year-end was primarily due to the improvement in the fair value of the securities as a result of lower long-term interest rate levels at September 30, 1995, when compared with December 31, 1994, as well as the result of the disposition of a portion of the Corporation's available-for-sale Brady Bonds. See Note 5 for further discussion.

Net gains from available-for-sale securities sold in the third quarter and first nine months of 1995 amounted to $47 million (gross gains of $105 million and gross losses of $58 million) and $98 million (gross gains of $326 million and gross losses of $228 million), respectively. Net gains on such sales for the same periods in 1994 amounted to $6 million (gross gains of $14 million and gross losses of $8 million) in the third quarter and $65 million (gross gains of $119 million and gross losses of $54 million) in the first nine months. There were no sales of held-to-maturity securities during the first nine months of 1995 and 1994.

Part I
Item 1. (continued)

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities were as follows for the dates indicated:

September 30, 1995 (in millions)                                             Gross            Gross
                                                        Amortized           Unrealized       Unrealized         Fair
                                                            Cost             Gains           Losses            Value(a)
                                                        ---------           ----------       -----------       --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  3,474            $   35           $    2         $  3,507
        Collateralized Mortgage Obligations                3,456                 6               31            3,431
        Other, primarily U.S. Treasuries                     200               ---              ---              200
Obligations of State and Political Subdivisions              320               ---              ---              320
Debt Securities Issued by Foreign Governments                 48               ---              ---               48
Collateralized Mortgage Obligations (b)                      127                 3              ---              130
Other, primarily Asset-Backed Securities                     449                 3              ---              452
                                                        --------            ------           ------         --------
        Total Held-to-Maturity Securities               $  8,074            $   47           $   33         $  8,088
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

Part I
Item 1. (continued)

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities for the dates indicated were as follows:


September 30, 1995 (in millions)                                             Gross            Gross
                                                        Amortized           Unrealized       Unrealized         Fair
                                                            Cost             Gains           Losses            Value(a)
                                                        ---------           ----------       ----------        --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $ 14,822            $   57           $   28        $  14,851
        Collateralized Mortgage Obligations                  355               ---                2              353
        Other, primarily U.S. Treasuries                   3,175               ---              139            3,036
Debt Securities Issued by Foreign Governments              6,146                52               83            6,115
Corporate Debt Securities                                    477                14                8              483
Collateralized Mortgage Obligations (b)                      185                 1                1              185
Other (c)                                                    998                 5                9              994
                                                        --------            ------           ------        ---------
     Total Available-for-Sale Securities
        Carried at Fair Value                           $ 26,158            $  129           $  270        $  26,017
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

Part I
Item 1. (continued)

NOTE 5 - LOANS
--------------
Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e., "Brady Bonds") are subject to the provisions of SFAS 115. A significant portion of both the held-to-maturity portfolio and the available-for-sale portfolio are collateralized by zero-coupon United States Treasury obligations and the interest on a significant portion of the securities in both portfolios is also collateralized for up to two years. Management continually evaluates and monitors the ability of each of the countries within each of such portfolios to perform and believes that any unrealized losses on its held-to-maturity and available-for-sale portfolios are temporary in nature. The amortized cost and estimated fair value of loans measured pursuant to SFAS 115 for the dates indicated were as follows:


September 30, 1995 (in millions)                                             Gross            Gross
                                                        Amortized           Unrealized     Unrealized           Fair
                                                            Cost             Gains           Losses            Value
                                                        ---------           ----------     ----------          -----

Held-to-Maturity                                        $  1,978            $   10         $    768         $  1,220
Available-for-Sale                                           605                50              150              505
                                                        --------            ------         --------         --------
     Total                                              $  2,583            $   60         $    918         $  1,725
                                                        ========            ======         ========         ========

December 31, 1994 (in millions)                                              Gross            Gross
                                                       Amortized           Unrealized      Unrealized           Fair
                                                            Cost             Gains           Losses            Value
                                                       ---------           ----------      ----------          -----

Held-to-Maturity                                       $   1,998           $    10         $    848         $  1,160
Available-for-Sale                                         1,635               150              369            1,416
                                                       ---------           -------         --------         --------
     Total                                             $   3,633               160         $  1,217         $  2,576
                                                       =========           =======         =========        =========

The third quarter and first nine months of 1995 included a net loss of $36 million and $86 million, respectively, related to the disposition of emerging market securities previously recorded as available-for-sale. Such dispositions
are part of the Corporation's ongoing efforts to manage its   exposure  in  its
available-for-sale portfolios. Cash proceeds from the sales of available-for-sale loans were $919 million during each of the third quarter and first nine months of 1995. Cash proceeds from the sales of available-for-sale loans during the 1994 third quarter and first nine months were $89 million and $409 million, respectively.

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

Part I
Item 1. (continued)

The following table sets forth impaired loan disclosures as of and for the nine months ended September 30, 1995.

                                                                                                          September 30,
(in millions)                                                                                                      1995
                                                                                                          -------------

Impaired Loans with an Allowance                                                                                $   570
Impaired Loans without an Allowance (a)                                                                             285
                                                                                                                -------
     Total Impaired Loans                                                                                       $   855
                                                                                                                =======

Allowance for Impaired Loans under
  SFAS 114 (b)                                                                                                  $   152
                                                                                                                -------

Average Balance of Impaired Loans
  during the nine months ended September 30, 1995                                                               $   910
                                                                                                                -------

Interest Income Recognized on Impaired
  Loans during the nine months ended September 30, 1995                                                         $    11
                                                                                                                -------

(a) Impaired loans for which the discounted amount of expected future cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.


NOTE 6 - EARNINGS PER SHARE
---------------------------
Effective with the 1995 second quarter, the Corporation changed its reporting of earnings per share ("EPS") for all periods from "simple" EPS (which is based solely on the average number of common shares outstanding) to reporting
"primary" and "fully diluted" EPS (which are based on the average number of common and common equivalent shares outstanding).

Previously, the Corporation reported simple EPS, since the differences between simple EPS and primary EPS or simple EPS and fully diluted EPS were not material (less than 3%). For a further discussion on the Corporation's EPS calculation, see page 57 of this Form 10-Q.

NOTE 7 - COMMON STOCK
---------------------
During the 1995 third quarter, the Corporation repurchased 4 million shares of its common stock on the open market, with such shares being used for common stock issuances under the Corporation's various employee benefit plans. Furthermore, during the first half of 1995, the Corporation also repurchased
4 million shares of its common stock on the open market under a previously announced plan.

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

Part I
Item 1. (continued)

NOTE 8 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
-----------------------------------------------------------
For a discussion of the Corporation's postretirement medical and life insurance benefits provided to domestic employees, reference is made to page B60 of the Corporation's 1994 Form 10-K.

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

NOTE 9 - RESTRUCTURING CHARGES
------------------------------
In December 1994, the Corporation announced a two-year program to improve earnings per share and return on equity and, in connection therewith, recorded a pre-tax restructuring charge of $260 million. The charge (which is primarily comprised of cash charges) is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions are tied to specific expense reduction initiatives, such as commercial lending re-engineering, branch network rationalization and the process improvement program at Texas Commerce Equity Holdings Inc. ("Texas Commerce"), and will occur within the Global Bank, Regional Bank, Texas Commerce and Corporate sectors. At September 30, 1995, the Corporation had eliminated approximately 2,300 of the 3,700 positions targeted for elimination. Also at September 30, 1995, the reserve balance associated with this charge was approximately $164 million.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------
For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q. The Corporation and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of the Corporation.

NOTE 11 - MORTGAGE SERVICING RIGHTS
-----------------------------------
In the 1995 second quarter, the Corporation adopted, retroactive to January 1, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require that when a definitive plan exists to sell or securitize mortgage loans and to retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or the origination of the mortgage loans. Under SFAS 65, only purchased mortgage servicing rights were permitted to be recognized as separate assets. SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights.

The adoption of SFAS 122 did not have a material effect on the Corporation's earnings, liquidity and capital resources. As a result of the adoption of SFAS 122, the Corporation recognized an immaterial gain in the 1995 second quarter.

The Corporation's policy for evaluating mortgage servicing rights for impairment is to stratify the mortgage servicing rights capitalized by year of origination. Fair value is determined based on discounted cash flows using incremental direct and indirect costs.

Part I
Item 1. (continued)

NOTE 12 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
---------------------------------------------------------------
The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. A discussion of the credit and market risks involved with derivative and foreign exchange financial instruments is provided on pages B31-B34 of the Corporation's 1994 Form 10-K.

DERIVATIVE  AND FOREIGN  EXCHANGE  INSTRUMENTS  USED FOR TRADING  PURPOSES:  The
financial   instruments  used  for  the  Corporation's  trading  activities  are disclosed in Note 3 of this Form 10-Q.

The amount of credit risk relating to the Corporation's trading activities is recorded on the balance sheet in accordance with Financial Accounting Standards Board Interpretation No. 39 ("FASI 39"). These amounts are disclosed in Note 3 of this Form 10-Q. The effects of market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

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

At September 30, 1995, net unamortized deferred losses relating to closed derivative contracts used in ALM activities were approximately $180 million, which amount will be amortized into earnings over the period for which the related assets or liabilities exposure is managed. Approximately 31% of the net deferred loss at September 30, 1995 will be amortized within the next twelve months.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at September 30, 1995, deferred gains and losses associated with such transactions were immaterial.

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

                                                            Notional Amounts                   Credit Exposure

                                                    September 30,      December 31,    September 30,     December 31,
(in billions)                                               1995              1994             1995             1994
                                                    ------------       -----------     ------------      -----------

INTEREST RATE CONTRACTS
Futures and Forward Rate Agreements
  Trading                                            $     947.0        $    938.1       $      1.3        $     0.8
  Asset and Liability Management                            58.9              32.8              ---              ---
Interest Rate Swaps
  Trading                                                1,386.2           1,107.9              7.9              6.9
  Asset and Liability Management                            50.7              50.7              0.3              0.2
Purchased Options
  Trading                                                   77.0              60.5              0.2              0.2
  Asset and Liability Management                            18.5              13.7              ---              ---
Written Options
  Trading                                                  106.0              69.5              ---              ---
  Asset and Liability Management                            17.6               3.3              ---              ---
                                                     -----------        ----------       ----------        ---------
    Total Interest Rate Contracts                    $   2,661.9        $  2,276.5       $      9.7        $     8.1
                                                     ===========        ==========       ==========        =========

FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                            $     886.2        $    794.0       $      7.7        $     7.3
  Asset and Liability Management                            16.0              12.3              ---              ---
Other Foreign Exchange Contracts (a)
  Trading                                                  132.0              94.5              2.4              2.2
  Asset and Liability Management                             0.1               0.3              ---              ---
                                                     -----------        ----------       ----------        ---------
    Total Foreign Exchange Contracts                 $   1,034.3        $    901.1       $     10.1        $     9.5
                                                     ===========        ==========       ==========        =========

Stock Index Options and Commodity Contracts
  Trading                                            $      10.7        $      4.5       $      0.3        $     0.3

Total Credit Exposure Recorded on the Balance Sheet                                      $     20.1        $    17.9

(a) Includes purchased options, written options and cross-currency interest rate swaps of $50.3 billion, $53.0 billion and $28.8 billion, respectively at September 30, 1995, compared with $34.2 billion, $38.4 billion and $22.2 billion, respectively, at December 31, 1994.

Part I
Item 1. (continued)

In addition to the financial instruments presented in the preceding notional table, the Corporation also enters into transactions involving "when-issued securities", primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, they are not recorded on the balance sheet until issued. At September 30, 1995 and December 31, 1994, commitments to purchase when-issued securities were $8,659 million and $6,289 million, respectively, and commitments to sell when-issued securities were $8,702 million and $6,658 million, respectively.

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

All of the  Corporation's  interest rate swaps and forward rate  agreements  are
OTC-traded and all of the Corporation's financial futures contracts are exchange-traded. As of September 30, 1995, approximately 33% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. As of December 31, 1994, approximately 19% of the Corporation's options activity was exchange-traded, with the balance being OTC-traded. The percentage of options activity that is exchange-traded versus OTC-traded will vary depending upon conditions in the market place.

NOTE 13 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
-----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at September 30, 1995 and December 31, 1994. The table should be read in conjunction with the description of these products and their risks included on pages B66-B67 of the Corporation's 1994 Form 10-K.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
                                                                             September 30,                 December 31,
(in millions)                                                                         1995                         1994
                                                                             -------------                 ------------

Commitments to Extend Credit                                                 $      57,398(a)             $      49,266(a)
Standby Letters of Credit (Net of Risk
     Participations of $3,855 and $5,218)                                           13,431                       12,451
Other Letters of Credit                                                              3,225                        2,860
Customers' Securities Lent                                                          18,554                       18,979

(a) Excludes credit card commitments of $20.2 billion and $19.0 billion at September 30, 1995 and December 31, 1994, respectively.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------
For a discussion of the Corporation's fair value methodologies, see pages B67-B69 of the Corporation's 1994 Form 10-K. The following table presents the carrying value and estimated fair value at September 30, 1995 of financial assets and liabilities valued under SFAS 107 and certain derivatives contracts used for ALM activities related to such financial assets and liabilities.

Part I
Item 1. (continued)


                                            Financial Assets/
                                          Financial Liabilities              Derivative Contracts Used for ALM Activities
                                       ---------------------------     --------------------------------------------------------

                                                        Estimated                        Gross            Gross       Estimated
                                         Carrying         Fair          Carrying     Unrecognized     Unrecognized      Fair
(in millions)                           Value(a)(b)    Value(a)(b)      Value(c)         Gains           Losses         Value
                                        -----------    -----------      --------     ------------     ------------    ---------

FINANCIAL ASSETS:
Assets for Which Fair Value
  Approximates Book Value            $   29,521     $   29,521          $  ---         $  ---          $  ---          $  ---
Trading Assets:
  Debt and Equity Instruments            14,080         14,080             ---            ---             ---             ---
  Risk Management Instruments            19,750         19,750             ---            ---             ---             ---
Securities Held-to-Maturity               8,074          8,089             ---            ---             ---             ---
Securities Available-for-Sale            26,017         26,017              88            ---             ---              88
Loans, Net                               83,218         84,644             140             81            (240)            (19)
Derivatives in Lieu of Cash
  Market Instruments (d)                     54             81              54            263            (236)             81
Other Assets                              2,008          2,532             ---            ---             ---             ---
                                     ----------     ----------
  Total Financial Assets             $  182,722     $  184,714
                                     ==========     ==========

FINANCIAL LIABILITIES:
Liabilities for Which Fair Value
  Approximates Book Value            $  131,643     $  131,643             (18)             8             (26)            (36)
Domestic Time Deposits                   15,592         15,819              56             42            (150)            (52)
Long-Term Debt                            7,537          7,675              20             46             (48)             18
Trading Liabilities - Risk
  Management Instruments                 20,664         20,664             ---            ---             ---             ---
                                     ----------     ----------
  Total Financial Liabilities        $  175,436     $  175,801
                                     ==========     ==========

(a) The carrying value and estimated fair value include the carrying value and estimated fair value of derivative contracts used in asset/liability management activities.
(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in
      Securities: Available-for-Sale on the balance sheet. The Corporation uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as securities available-for-sale, loans and deposits. Gross deferred gains and losses from daily margin settlements on open futures contracts were $3 million and $74 million, respectively, at September 30, 1995. The deferred gains and losses from such contracts are amortized to income after the contracts close. See page 15 of this Form 10-Q for a discussion of closed derivative contracts related to ALM activities.
(c) The carrying value of derivatives used for asset/liability management is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.
(d) Represents derivative contracts that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. For a discussion of the Corporation's accounting policy relative to these off-balance sheet instruments used for ALM, see page B50 of the Corporation's 1994 Form 10-K.


Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. In addition to the derivative contracts in the above table, the Corporation also uses derivative contracts (primarily interest rate floors) to hedge its mortgage servicing rights; the fair value of these mortgage servicing rights are not required to be disclosed under SFAS 107. At September 30, 1995, the notional amount of such derivatives was $2.6 billion, the carrying value was $6.5 million, and gross unrecognized gains and losses were $7.7 million and $2.0 million, respectively, resulting in an estimated fair value of $12.2 million.

Part I
Item 2.

                                                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                   OF FINANCIAL CONDITION AND RESULTS
                                                             OF OPERATIONS

                                                      CHEMICAL BANKING CORPORATION
                                                     QUARTERLY FINANCIAL HIGHLIGHTS
                                             (in millions, except per share and ratio data)

                                                                                    1995                               1994
                                                                    ------------------------------------       --------------------
                                                                       Third       Second          First         Fourth       Third
                                                                     Quarter      Quarter        Quarter        Quarter     Quarter
                                                                     -------      -------        -------        -------     -------
EARNINGS:
  Income Before Effect of Accounting Change.......                  $    477     $    453      $     396       $    179    $    439
  Effect of Change in Accounting Principle........                       ---          ---            (11)(b)        ---         ---
                                                                    --------     --------      ---------       --------    --------
  Net Income......................................                  $    477     $    453      $     385       $    179    $    439
                                                                    ========     ========      =========       ========    ========
  Net Income Applicable to Common Stock...........                  $    452     $    427      $     355       $    149    $    396
                                                                    ========     ========      =========       ========    ========
EARNINGS PER SHARE (a):
  Primary:
  Income Before Effect of Accounting Change.......                  $   1.74     $   1.72      $    1.49       $   0.61    $   1.59
  Effect of Change in Accounting Principle........                       ---          ---          (0.04)(b)        ---         ---
                                                                    --------     --------      ---------       --------    --------
  Net Income......................................                  $   1.74     $   1.72      $    1.45       $   0.61    $   1.59
                                                                    ========     ========      =========       ========    ========
  Assuming Full Dilution:
  Income Before Effect of Accounting Change.......                  $   1.70     $   1.68      $    1.46       $   0.61    $   1.56
  Effect of Change in Accounting Principle........                       ---          ---          (0.04)(b)        ---         ---
                                                                    --------     --------      ---------       --------    --------
  Net Income......................................                  $   1.70     $   1.68      $    1.42       $   0.61    $   1.56
                                                                    ========     ========      =========       ========    ========
PER COMMON SHARE:
  Book Value......................................                  $  41.90     $  40.62      $   38.79       $  37.88    $  38.29
  Market Value....................................                  $  60.88     $  47.25      $   37.75       $  35.88    $  35.00
  Common Dividends Declared.......................                  $    .50     $    .50(c)   $     .44       $    .44    $    .44
COMMON SHARES OUTSTANDING:
  Average Common and Common Equivalent Shares                          260.1        248.3          245.3          246.3       248.6
  Average Common Shares Assuming Full Dilution                         266.1        254.8          253.0          254.0       256.3
  Common Shares at Period End.....................                     252.5        249.4          240.8          244.5       244.4
PERFORMANCE RATIOS:
  Return on Average Assets (d)....................                      1.04%        1.01%           .89%           .42%       1.03%
  Return on Average Common Equity (d).............                     17.34%       17.67%         15.50%          6.29%      16.92%
  Return on Average Stockholders' Equity (d)......                     16.33%       16.42%         14.54%          6.54%      16.14%
  Efficiency Ratio (e)............................                      57.8%        59.4%          64.6%          67.2%       62.9%
CAPITAL RATIOS:
  Common Stockholders' Equity to Assets...........                       5.6%         5.7%           5.0%           5.4%        5.5%
  Total Stockholders' Equity to Assets ...........                       6.3%         6.4%           5.8%           6.2%        6.4%
  Tier 1 Leverage (f).............................                       6.2%         6.1%           6.0%           6.3%        6.3%
  Risk-Based Capital Ratios (f):
    Tier I (4.0% required) .......................                       7.9%         7.8%           7.8%           8.0%        8.0%
    Total  (8.0% required)........................                      11.5%        11.4%          11.6%          12.0%       12.0%

(a) Primary and Fully Diluted EPS are now reported for all periods presented. See Note 6 on page 13 for a further discussion.
(b) On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for the accounting for other postretirement benefits relating to the Corporation's foreign plans.
(c) The Corporation increased its quarterly common stock dividend to $0.50 per share from $0.44 per share in the second quarter of 1995.
(d)   Quarterly performance ratios are based on annualized net income amounts.
(e) Excludes restructuring charges, foreclosed property expense, emerging markets past-due interest bond sales and, in the 1995 first quarter, an $85 million gain related to the sale of the Corporation's investment in Far East Bank and Trust Company.
(f) For all periods presented, risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chemical Securities Inc., as well as the Corporation's investment in this subsidiary. These ratios also exclude the impact on stockholders' equity resulting from the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
OVERVIEW
-------------------------------------------------------------------------------

Chemical Banking Corporation (the "Corporation") reported net income of $477 million for the 1995 third quarter, an increase of 9% from earnings of $439 million reported for the third quarter of 1994. The Corporation's primary earnings per share increased 9% to $1.74 per share in the 1995 third quarter, compared with primary earnings of $1.59 per share in the third quarter of 1994.

For the first nine months of 1995, the Corporation's net income was $1.315 billion, an increase of 18% from $1.115 billion for the first nine months of 1994. Primary earnings per share for the 1995 first nine months increased 23% to $4.91 per share, compared with $3.98 per share in the comparable period of 1994.

The Corporation's 1995 third quarter and year-to-date results reflect continued progress on the Corporation's announced performance goals to increase its earnings per share, achieve a higher return on common stockholders' equity and an improved efficiency ratio. The Corporation's 1995 third quarter core earnings increased by more than 20% from the comparable period in 1994, led by gains in global finance, regional banking and national consumer businesses.

The Corporation's return on average common stockholders' equity was 17.3% for the third quarter of 1995, compared with 16.9% for the 1994 comparable quarter. For the first nine months, the Corporation's return on average common stockholders' equity was 16.9% in 1995, compared with 14.4% in 1994. The Corporation's efficiency ratio improved to 58% for the third quarter of 1995, compared with 63% for the third quarter of 1994. At September 30, 1995, the Corporation's ratios of Tier 1 Capital to risk-weighted assets and Total Capital to risk- weighted assets were 7.91% and 11.54%, respectively (excluding the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chemical Securities, Inc., as well as the Corporation's investment in such subsidiary). Such risk-based capital ratios were well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and at September 30, 1995, the Corporation was "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at September 30, 1995 were $1,047 million, down from $1,139 million at December 31, 1994 and a decline of $1,146 million from $2,193 million at September 30, 1994. As a result of the continued decline in nonperforming assets, the ratio of the allowance for credit losses to nonperforming loans reached 243% at September 30, 1995, compared with 174% at September 30, 1994. Nonperforming assets have declined by $5,540 million, or 84%, from their peak level of $6,587 million in September 1992.

On October 6, 1995, the Corporation sold its banking operations in southern and central New Jersey to PNC Bank Corp. The transaction is not reflected in the Corporation's 1995 third quarter results. The sale did not include the Corporation's franchise in northeastern New Jersey, where it retains private banking operations and 39 branches.

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
NET INTEREST INCOME


                                                                 Third Quarter                      Nine Months
                                                           ------------------------           ----------------------
(in millions)                                              1995                1994           1995              1994
                                                           ----                ----           ----              ----

Total Interest Income                                  $  2,833            $  2,313       $  8,266          $  6,622
Total Interest Expense                                    1,636               1,136          4,751             3,117
                                                       --------            --------       --------          --------
Net Interest Income                                       1,197               1,177          3,515             3,505
Taxable Equivalent Adjustment (a)                             7                   7             21                16
                                                       --------            --------       --------          --------
Net Interest Income - Taxable
     Equivalent Basis                                  $  1,204            $  1,184       $  3,536          $  3,521
                                                       ========            ========       ========          ========


(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.


Net interest income for the third quarter of 1995 was $1,197 million, compared with $1,177 million for the same period in 1994. For the first nine months, net interest income was $3,515 million in 1995, compared with $3,505 million in 1994. The improvements in both 1995 periods from the prior year were primarily due to an increase in interest-earning assets (led by growth in consumer loans), and a higher contribution from noninterest-bearing funds, partially offset by the impact of higher short-term interest rates.

The interest rate spread and the net yield on interest-earning assets declined in both 1995 periods from the prior year. These declines were principally the result of narrower loan spreads and higher interest rates on wholesale funding, partially offset by wider deposit spreads and an increased contribution from noninterest-bearing funds. The contribution from interest-free funds to the net yield was 77 basis points in the 1995 third quarter, versus a 54 basis point contribution in the comparable 1994 period. The improvement from the prior year is due to the higher interest rate environment during 1995 and an increase of $3.4 billion in interest-free funds in the third quarter of 1995.

The following  table reflects the  composition of  interest-earning  assets as a
percentage   of   total   interest-earning   assets   and  the  net   yield   on
interest-earning assets for the periods indicated.

Part I
Item 2 (continued)


AVERAGE EARNING ASSET MIX

                                                                           Third Quarter
                                                                           -------------
                                                            1995                                  1994
                                                 ----------------------------          ----------------------------
                                                                   % of Total                            % of Total
                                                                    Interest-                             Interest-
                                                  Average             Earning           Average             Earning
(Taxable equivalent rates; in millions)           Balance              Assets           Balance              Assets
                                                  -------          ----------           -------          ----------


Consumer Loans                                 $   35,967               25%          $   27,645               21%
Commercial Loans                                   49,090               34               47,742               37
Securities                                         29,531               21               25,717               20
Liquid Interest-Earning Assets                     28,576               20               28,350               22
                                               ----------              ---           ----------              ---
  Total Interest-Earning Assets                $  143,164              100%          $  129,454              100%
                                               ==========              ===           ==========              ===

Interest Rate Spread (a)                                     2.57%                                 3.09%

Net Yield on Interest-Earning Assets (b)                     3.34%                                 3.63%


                                                                            Nine Months
                                                                            -----------
                                                            1995                                  1994
                                                 ----------------------------          ----------------------------
                                                                   % of Total                            % of Total
                                                                    Interest-                             Interest-
                                                  Average             Earning           Average             Earning
(Taxable equivalent rates; in millions)           Balance              Assets           Balance              Assets
                                                  -------          ----------           -------          ----------


Consumer Loans                                 $   33,039               24%          $   26,741               21%
Commercial Loans                                   48,606               35               47,933               37
Securities                                         28,408               20               26,238               20
Liquid Interest-Earning Assets                     29,322               21               28,546               22
                                               ----------              ---           ----------              ---
  Total Interest-Earning Assets                $  139,375              100%          $  129,458              100%
                                               ==========              ===           ==========              ===

Interest Rate Spread (a)                                     2.65%                                 3.11%

Net Yield on Interest-Earning Assets (b)                     3.39%                                 3.63%


(a) Represents the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities.
(b) Represents the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds.


The Corporation's average total loans in the 1995 third quarter and first nine months increased by $9.7 billion and $7.0 billion, respectively, from the comparable 1994 periods. The increases reflected the continued growth in consumer loans (principally from residential mortgage and credit card activities) and commercial lending, partially offset by a reduction in the commercial real estate portfolio. Domestic commercial loan outstandings at September 30, 1995 represented the fifth consecutive quarterly increase since the June 30, 1994 level, reflecting an upward trend in commercial lending activity. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio, with its consumer loans continuing to grow faster than its commercial loans. For a further discussion of the Corporation's loans, see the loan portfolio section on page 35.

Part I
Item 2 (continued)


The negative impact on net interest income from nonperforming loans (excluding nonperforming loans held for accelerated disposition) in the third quarter of 1995 was $13 million, compared with $1 million in the same quarter in 1994. The 1994 third quarter amount was unusually low due to the significant amount of cash collections received by the Corporation during that quarter. For the first nine months, the negative impact was $51 million in 1995, compared with $58 million in 1994. The results for the first nine months of 1995 has benefited from the reduction in the level of the Corporation's nonperforming loans.

The favorable impact on net interest income from the Corporation's asset/liability derivative activities, whereby derivative instruments are used in order to alter the yield on certain of the Corporation's assets and liabilities, was $8 million for the third quarter of 1995, compared with a favorable impact of $42 million for the third quarter of 1994. For the first nine months, the favorable impact was approximately $24 million in 1995, compared with $161 million in 1994. For a further discussion of derivative instruments used in the Corporation's asset/liability management activities, see Note 13 of the Notes to Financial Statements and the Asset/Liability Management section on pages 45-46 of this Form 10-Q.

Notwithstanding the sale of its banking operations in southern and central New Jersey to PNC Bank Corp. ("PNC") and credit card securitizations that are expected to occur in the 1995 fourth quarter, management anticipates that net interest income for the fourth quarter of 1995 will be slightly higher than the 1994 fourth quarter results primarily as a result of continued loan growth for the remainder of 1995. Management also anticipates that net interest income for full year 1995 will be higher than the 1994 full year level.

For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on pages 51-52.

PROVISION FOR LOSSES
The Corporation's provision for losses was $122 million for the 1995 third quarter, compared with $120 million in the 1995 second quarter, and $100 million in the 1994 third quarter. The increase in the provision for losses from the 1994 third quarter is mainly the result of higher consumer net charge-offs, notably in the credit card portfolio, a consequence of the significant growth in credit card outstandings. For further information, see Domestic Consumer Portfolio section on page 38. For the first nine months, the provision for losses was $362 million in 1995 compared with $465 million in 1994, a result of the continued improvement in the Corporation's credit profile. The provision for losses for the fourth quarter of 1995 is expected to be generally consistent with the 1995 third quarter level.

NONINTEREST REVENUE

                                                              Third Quarter                        Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----

Trust and Investment Management Fees                     $   96          $   104         $    284          $   322
Corporate Finance and Syndication Fees                      157               97              405              272
Service Charges on Deposit Accounts                          75               78              225              222
Fees for Other Financial Services                           307              285              891              854
Trading Revenue                                             213              212              440              600
Securities Gains                                             47                6               98               65
Other Revenue                                                82              202              465              447
                                                         ------          -------         --------          -------
     Total                                               $  977          $   984         $  2,808          $ 2,782
                                                         ======          =======         ========          =======


Part I
Item 2 (continued)

Noninterest revenue declined in the 1995 third quarter but rose in the first nine months of 1995 when compared with the corresponding 1994 periods. The decrease in noninterest revenue for the 1995 third quarter primarily reflects a decline in other revenue resulting from losses from the disposition of emerging markets-related securities, compared with gains on such securities recorded in the prior year's quarter. Noninterest revenue for both the 1995 third quarter and first nine months when compared with the comparable 1994 periods benefited from higher corporate finance and syndication fees, as well as higher securities gains and fees for other financial services. Trading revenues were stable quarter-to-quarter but declined in the first nine months of 1995 compared with the same period last year.

The following table presents the components of trust and investment management fees for the periods indicated.

                                                               Third Quarter                      Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Trust and Investment Management Fees:
     Personal Trust Fees                                 $   51           $   49           $  154            $ 156
     Corporate and Institutional Trust Fees                  34               45               98              136
     Other, primarily Foreign Asset Management               11               10               32               30
                                                         ------           ------           ------            -----
         Total                                           $   96           $  104           $  284            $ 322
                                                         ======           ======           ======            =====

Trust and investment management fees for the 1995 third quarter were $96 million, a decline of $8 million from the prior year period. Corporate and institutional trust fees in the 1995 third quarter declined $11 million from the same period a year ago, due to the absence of approximately $13 million in fees in the 1995 third quarter (for the 1995 nine month period, such fees were approximately $36 million) related to the shareholder services joint venture with Mellon Bank Corporation (effective January 1, 1995 revenues and expenses of the business units contributed to the joint venture were reflected on an equity basis within other revenue).

Corporate finance and syndication fees were a record $157 million in the 1995 third quarter, an increase of 62% from the prior year period. For the first nine months of 1995, such fees rose 49% from the comparable 1994 period. The increases from both 1994 periods reflect continued strong growth in global investment banking activities, especially loan syndications and new issues of high-yield securities. During the first nine months of 1995, the Corporation acted as agent or co-agent for approximately $282 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

The following table sets forth the components of fees for other banking services for the periods indicated.

                                                               Third Quarter                      Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Fees for Other Financial Services:
     Credit Card Services Revenue                        $   87            $  79           $  250           $  229
     Fees in Lieu of Compensating Balances                   47               49              141              156
     Commissions on Letters of Credit
         and Acceptances                                     40               40              117              116
     Loan Commitment Fees                                    22               21               66               66
     Mortgage Servicing Fees                                 24               23               70               57
     Other Fees                                              87               73              247              230
                                                         ------            -----           ------           ------
         Total                                           $  307            $ 285           $  891           $  854
                                                         ======            =====           ======           ======

Part I
Item 2 (continued)


Credit card services revenue for both 1995 periods continues to benefit from the increased volume of retail credit cards from a growing cardholder base, primarily as a result of the Corporation's co-branded Shell MasterCard program. Outstandings in the credit card lending portfolio were $10.7 billion at September 30, 1995, compared with $8.3 billion at the same date a year ago.

Fees in lieu of compensating balances decreased by $2 million in the 1995 third quarter and by $15 million in the first nine months of 1995 when compared with the corresponding 1994 periods. Customers often pay for cash management or other banking services by maintaining noninterest-bearing deposits. As interest rates increase, the required compensating balance for a given level of service will decrease. As a result, during the first nine months of 1995, when short-term interest rates were higher than in the first nine months of 1994, a greater volume of customers maintained a compensating balance in lieu of paying a fee for services.

Mortgage servicing fees increased $13 million in the first nine months of 1995 compared with the prior year period, reflecting a higher level of mortgage servicing volume as a result of the acquisition of Margaretten Financial Corporation ("Margaretten") on July 1, 1994.

Contributing to the rise in other fees for the third quarter and nine months of 1995 were increased brokerage commissions of $6 million and $12 million, respectively, due to higher transaction volume at the Corporation's discount brokerage firm, Brown and Company.

The following table sets forth the components of trading revenue for the third quarter and first nine months of 1995 and 1994.

                                                               Third Quarter                      Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----


Trading Revenue:
     Interest Rate Contracts (a)                         $   48            $  95           $  105           $  318
     Foreign Exchange Revenue (b)                            70               56              211              156
     Debt Instruments and Other (c)                          95               61              124              126
                                                         ------            -----           ------           ------
       Subtotal                                          $  213            $ 212           $  440           $  600
     Net Interest Income Impact (d)                          52               13              120                5
                                                         ------            -----           ------           ------
     Total Trading Related Activities                    $  265            $ 225           $  560           $  605
                                                         ======            =====           ======           ======


(a) Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.
(b)  Includes foreign exchange spot and option contracts.
(c) Includes U.S. government and foreign government agency and corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.
(d) Net interest income attributable to trading activities includes accruals on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the cost or benefit associated with trading positions.


The decreases in revenue from interest rate contracts during the 1995 third quarter and first nine months were primarily due to unexpected volatility in certain European and Asian (particularly Japan) interest rate markets. Foreign exchange revenue in 1995 continued to benefit from volatility in the currency markets (in particular from changes in the Yen, DM and pound sterling) and from the Corporation's market-making activities (as trading volume was heavy in the third quarter). The increase in debt instrument revenue during the 1995 third quarter, when compared to the same 1994 period, was primarily due to strong performance in high-yield securities. Emerging markets debt instrument revenue remained stable in the 1995 third quarter, when compared with the same period in 1994.

Part I
Item 2 (continued)


Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, and the steps taken by central banks and governments which affect financial markets. The Corporation believes that its trading business is a significant core business and that its improved credit standing has improved the Corporation's trading capabilities by enabling the Corporation to utilize a wider array of products with additional counterparties. However, the Corporation expects that its trading revenues will fluctuate as factors, such as market volatility, governmental actions, or success in proprietary positioning, vary from period to period.

Securities gains were $47 million in the 1995 third quarter, compared with gains of $6 million in the same period last year. For the first nine months, securities gains were $98 million in 1995, as compared with $65 million in 1994. The higher level of securities gains, all of which occurred from the available-for-sale portfolio, reflected the Corporation's ability to take advantage of favorable bond market conditions. Included in the 1995 nine month results was a $13 million permanent impairment loss on Barings Bank PLC securities held by the Corporation and an $11 million loss on sales of available-for-sale securities at Chemical Bank New Jersey National Association that were undertaken as part of the repositioning of the remaining branches prior to the sale of the bank to PNC. For further discussion of the Corporation's securities, see Note 4 - Securities of the Notes to Financial Statements.

The following table presents the composition of other noninterest revenue for the third quarter and first nine months of 1995 and 1994.


                                                              Third Quarter                       Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----


Other Revenue:
     Revenue from Equity-Related Investments             $   77            $  86           $  310           $  235
     Net Gains (Losses) on Emerging Markets
       Bond Sales                                           (36)              80              (86)             125
     Investment in CIT                                       21               19               60               55
     Residential Mortgage Sales Activities                   10                4               24              (27)
     Gain on Sale of the Corporation's Investment
       in Far East Bank & Trust                             ---              ---               85              ---
     Other                                                   10               13               72               59
                                                         ------            -----           ------           ------
         Total                                           $   82            $ 202           $  465           $  447
                                                         ======            =====           ======           ======


Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $77 million in the 1995 third quarter, a decline of $9 million from the comparable 1994 quarter. For the first nine months of 1995, revenue from equity-related investments was $310 million, a 32% increase from the comparable 1994 period. Revenue from equity-related investments has averaged approximately $94 million per quarter, based on revenues during the last eight quarterly periods. At September 30, 1995, the Corporation had equity-related investments with a carrying value of $2.0 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings, although the timing of the recognition of gains from such activities is unpredictable and revenues from such activities could vary significantly from period to period.

The third quarter and first nine months of 1995 included losses of $36 million and $86 million, respectively, related to the disposition of emerging market available-for-sale securities. Such dispositions are part of the Corporation's
ongoing   efforts  to  manage  its   exposure  in  its available-for-sale
portfolios. The comparable periods in 1994 included net gains of $80 million and $125 million, respectively, from sales of emerging markets past-due interest bonds.

Part I
Item 2 (continued)


NONINTEREST EXPENSE
Noninterest expense in the 1995 third quarter was $1,257 million, compared with $1,248 million in the 1995 second quarter and $1,311 million in the third quarter of 1994. For the first nine months, noninterest expense was $3,751 million in 1995, compared with $3,868 million in 1994 (exclusive of a $48 million restructuring charge). The improvement from the prior year reflects the benefits of various expense-reduction efforts as part of the Corporation's actions to improve earnings per share and a reduced Federal Deposit Insurance Corporation ("FDIC") premium expense in the 1995 third quarter of approximately $42 million (which included a FDIC refund of $39 million). Additionally, as a result of the shareholder services joint venture with Mellon Bank Corporation, approximately $48 million of expenses for the first nine months of 1995 were recorded on an equity basis within noninterest revenue. The decrease in noninterest expense was partially offset by the inclusion of $53 million of noninterest expenses in the first six months of 1995 relating to Margaretten, which was acquired in July 1994.

                                                              Third Quarter                       Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----


Salaries                                                $   616          $   574          $ 1,719          $ 1,634
Employee Benefits                                           104              108              328              329
Occupancy Expense                                           131              145              395              431
Equipment Expense                                            97              100              295              275
Foreclosed Property Expense                                 ---                2              (21)              39
Restructuring Charge                                        ---              ---              ---               48
Other Expense                                               309              382            1,035            1,160
                                                        -------          -------          -------          -------
Total                                                   $ 1,257          $ 1,311          $ 3,751          $ 3,916
                                                        =======          =======          =======          =======


The increases in salaries for the 1995 third quarter and first nine months were primarily due to higher incentive costs as a result of stronger earnings and the vesting of various stock-based incentive plans due to the improvement in the Corporation's stock price. For the first nine months of 1995, additional staff costs resulting from the 1994 Margaretten acquisition and the continued growth in the Corporation's securities underwriting business also contributed to the increases. Partially offsetting these increases were the impact of personnel reductions undertaken in 1995 and lower salaries expense as a result of the equity accounting for the joint venture with Mellon Bank Corporation. Total full-time equivalent staff at September 30, 1995 amounted to 40,695, compared with the 1994 year-end level of 42,130 and the September 30, 1994 level of 42,492. At September 30, 1995, the Corporation had eliminated approximately 2,300 of the 3,700 positions that it had targeted for elimination as part of its actions to improve earnings per share announced in December 1994.

Occupancy expense in the 1995 third quarter and first nine months decreased by $14 million and $36 million, respectively, from the prior year's comparable periods. The declines for both periods are largely the result of the consolidation of headquarters, operational and branch facilities and other expense-reduction initiatives. The nine month decline was partially offset by the inclusion of Margaretten's expense since the acquisition date.

The lower level of equipment expense in the 1995 third quarter was primarily the result of expense reduction initiatives relating to rentals and other equipment expenses. The equipment expense per quarter has decreased from its highest level at $107 million in the fourth quarter of 1994. For the first nine months of 1995, the higher level of equipment expense was due to continued technology enhancements to support the Corporation's investment in certain key businesses (in particular its trading and consumer banking businesses) and the inclusion of Margaretten's results subsequent to the July 1, 1994 acquisition.

There was no net foreclosed property expense in the 1995 third quarter compared with an expense of $2 million in the third quarter of 1994. For the first nine months, foreclosed property expense was a credit of $21 million in 1995, compared with an expense of $39 million in 1994. The decreases reflect significant progress in managing the Corporation's real estate portfolio. Included in the 1995 amounts were payments received at Texas Commerce Equity Holdings Inc. ("Texas Commerce") related to certain foreclosed properties previously written down.

Part I
Item 2 (continued)


The following table presents the components of other expense for the periods indicated.

                                                              Third Quarter                      Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----


Other Expense: (a)
     Professional Services                              $    50          $    55          $   157          $   160
     Marketing Expense                                       44               45              138              142
     FDIC Assessments                                        (3)              39               70              122
     Telecommunications                                      37               44              114              116
     Amortization of Intangibles                             25               29               80               85
     All Other                                              156              170              476              535
                                                        -------          -------          -------          -------
       Total                                            $   309          $   382          $ 1,035          $ 1,160
                                                        =======          =======          =======          =======

(a) Certain prior period amounts have been reclassified to conform with the September 30, 1995 presentation.


Other expense for the 1995 third quarter was $309 million, a decrease of $73 million, or 19%, from the same period in 1994. For the first nine months of 1995, other expense decreased $125 million when compared with 1994. The 1995 nine month amount included an additional six months of operating costs of approximately $28 million relating to Margaretten and excluded approximately $18 million of expenses relating to the joint venture with Mellon Bank Corporation. FDIC assessments for the first nine months of 1995 decreased 43% compared with the comparable 1994 period as a result of a $39 million refund received in the third quarter of 1995 due to reduced FDIC assessment rates. All other expenses, which includes various smaller expense categories such as stationery, operating losses, postage, shipping, travel and insurance, decreased by $59 million, or 11%, in the first nine months of 1995, primarily as a result of the Corporation's sourcing and other expense-reduction initiatives.

The Corporation's efficiency ratio improved to 57.8% in the 1995 third quarter, compared with 62.9% in the same 1994 period. This ratio for the first nine months of 1995 was 60.4%, compared with 62.1% for the first nine months of 1994. The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes any restructuring charges, foreclosed property expense, emerging markets-related past-due interest bond sales and the gain from the sale of the Corporation's investment in Far East Bank and Trust Company. The Corporation remains committed to improving its operating margins and return levels and to achieving an efficiency ratio of 60% in 1995 and 57% in 1996.

The Corporation is managing its expenses in line with its revenue opportunities and is benefiting from the implementation of its expense-reduction initiatives announced and undertaken on December 1, 1994. As a result, the Corporation currently believes it is in a position to achieve the efficiency ratio and other performance goals announced on December 1, 1994 and that 1995 and 1996 noninterest expense will be approximately equal to or less than 1994 noninterest expense.

INCOME TAXES
The Corporation recorded income tax expense of $318 million in the 1995 third quarter, compared with $311 million in the comparable 1994 period. For the first nine months, the Corporation recorded income tax expense of $884 million in 1995, compared with $791 million in 1994. The Corporation's effective tax rate was 40.0% in the third quarter and the first nine months of 1995, compared with 41.5% in the respective 1994 periods.

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
BUSINESS ORGANIZATION
-------------------------------------------------------------------------------

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

Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, operating and market -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk grading system that is consistently applied throughout the Corporation. A long-term expected tax rate is assigned in evaluating the Corporation's businesses.

Commencing with the first quarter of 1995, Texas Commerce has been reported on a management accounting basis instead of a legal entity basis. The 1994 results for Texas Commerce have been restated to conform to the 1995 presentation. The results for Texas Commerce are included within the results of Consumer and Relationship Banking.



Part I
Item 2 (continued)



                                                                                                 Consumer and
                                                                      Global Bank            Relationship Banking
                                                                  -------------------        ---------------------

For the three months ended September 30,                          1995           1994          1995           1994
                                                                  ----           ----          ----           ----
(in millions, except ratios)


Net Interest Income                                         $      280     $      286    $     932      $      928
Noninterest Revenue                                                531            432          463             450
Noninterest Expense                                                365            321          873             951
                                                            ----------     ----------    ---------      ----------
Operating Margin                                                   446            397          522             427
Credit Provision (a)                                                37             52          148             124
Foreclosed Property Expense                                        ---            ---          ---              (4)
                                                            ----------     ----------    ---------      ----------
Income Before Taxes                                                409            345          374             307
Income Taxes                                                       155            133          146             125
                                                            ----------     ----------    ---------      ----------
Net Income (loss)                                           $      254     $      212    $     228      $      182
                                                            ==========     ==========    =========      ==========

Average Assets                                              $  106,813     $  103,524    $  69,007      $   63,025
Return on Common Equity                                           25.9%          20.1%        19.6%           16.0%
Return on Assets                                                   .94%           .81%        1.31%           1.15%
Efficiency Ratio (b)                                              45.0%          44.7%        62.6%           69.0%

                                                                        Terminal
                                                                 (LDC and Real Estate)             Total(c)
                                                                 ---------------------        --------------------

For the three months ended September 30,                          1995           1994         1995            1994
                                                                  ----           ----         ----            ----
(in millions, except ratios)


Net Interest Income                                          $       9      $      14    $   1,197     $     1,177
Noninterest Revenue                                                (30)            93          977             984
Noninterest Expense                                                 14             16        1,257           1,309
                                                             ---------      ---------    ---------     -----------
Operating Margin                                                   (35)            91          917             852
Credit Provision (a)                                                10             21          122             100
Foreclosed Property Expense                                         (1)             5          ---               2
                                                             ---------      ---------    ---------     -----------
Income (Loss) Before Taxes                                         (44)            65          795             750
Income Taxes (Benefits)                                            (14)            25          318             311
                                                             ---------      ---------    ---------     -----------
Net Income (Loss)                                            $     (30)     $      40    $     477     $       439
                                                             =========      =========    =========     ===========

Average Assets                                               $   6,378      $   7,617    $ 181,526     $   168,979
Return on Common Equity                                             NM             NM         17.3%           16.9%
Return on Assets                                                    NM             NM         1.04%           1.03%
Efficiency Ratio (b)                                                NM             NM         57.8%           62.9%


(a) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk grading system for that sector's loan portfolio that is consistently applied throughout the Corporation. The difference between the risk-based provision and the Corporation provision is included in the Corporate sector.
(b) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense and gains on emerging markets-related past-due interest bond sales.
(c) Total column includes Corporate sector. See description of Corporate sector on page 35.
NM - Not meaningful.

Part I
Item 2 (continued)

                                                                                                 Consumer and
                                                                      Global Bank            Relationship Banking
                                                                  -------------------        --------------------

For the nine months ended September 30,                           1995           1994         1995           1994
                                                                  ----           ----         ----           ----
(in millions, except ratios)

Net Interest Income                                         $      829     $      802    $   2,743      $    2,745
Noninterest Revenue                                              1,455          1,284        1,337           1,298
Noninterest Expense                                              1,002            950        2,695           2,823(a)
                                                            ----------     ----------    ---------      ----------
Operating Margin                                                 1,282          1,136        1,385           1,220
Credit Provision (b)                                               113            155          419             372
Foreclosed Property Expense                                         (1)             2          (34)            (15)
                                                            ----------     ----------    ---------      ----------
Income Before Taxes                                              1,170            979        1,000             863
Income Taxes                                                       436            377          410             354
                                                            ----------     ----------    ---------      ----------
Net Income (loss)                                           $      734     $      602    $     590      $      509
                                                            ==========     ==========    =========      ==========

Average Assets                                              $  107,733     $  100,127    $  66,686      $   62,599
Return on Common Equity                                           25.0%          18.9%        17.1%           15.3%
Return on Assets                                                   .91%           .80%        1.18%           1.09%
Efficiency Ratio (c)                                              45.6%          45.5%        66.1%           68.6%

                                                                       Terminal
                                                                 (LDC and Real Estate)             Total(d)
                                                                 ---------------------        --------------------

For the nine months ended September 30,                           1995           1994         1995            1994
                                                                  ----           ----         ----            ----
(in millions, except ratios)

Net Interest Income                                          $      32      $      65    $   3,515     $     3,505
Noninterest Revenue                                                (19)           182        2,808           2,782
Noninterest Expense                                                 39             47        3,772           3,877(a)
                                                             ---------      ---------    ---------     -----------
Operating Margin                                                   (26)           200        2,551           2,410
Credit Provision (b)                                                29            138          362             465
Foreclosed Property Expense                                          5             45          (21)             39
                                                             ---------      ---------    ---------     -----------
Income (Loss) Before Taxes                                         (60)            17        2,210           1,906
Income Taxes (Benefits)                                            (17)             5          884             791
                                                             ---------      ---------    ---------     -----------
Net Income (Loss) Before
  Accounting Change                                                (43)            12        1,326           1,115
Accounting Change                                                  ---            ---          (11)            ---
                                                             ---------      ---------    ----------    -----------
Net Income (Loss)                                            $     (43)     $      12    $   1,315     $     1,115
                                                             =========      =========    =========     ===========

Average Assets                                               $   7,030      $   8,280    $ 179,149     $   165,750
Return on Common Equity                                             NM             NM         16.9%           14.4%
Return on Assets                                                    NM             NM          .98%            .90%
Efficiency Ratio (c)                                                NM             NM         60.4%           62.1%

(a)   Includes restructuring charge of $48 million.
(b) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk grading system for that sector's loan portfolio that is consistently applied throughout the Corporation. The difference between the risk-based provision and the Corporation provision is included in the Corporate sector.
(c) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense, gains on emerging markets-related past-due interest bond sales, and the gain on the sale of the Corporation's investment in Far East Bank and Trust Company recognized in the 1995 first quarter.
(d) Total column includes Corporate sector. See description of Corporate sector on page 35.
NM - Not meaningful.

Part I
Item 2 (continued)


GLOBAL BANK

The Global Bank is organized into three principal management units: Global Banking & Investment Banking (client management, loan syndications and portfolio investments; high-yield finance, venture capital; mergers and acquisitions and other advisory services); Global Markets (foreign exchange dealing; derivatives trading and structuring, risk management and sales; securities structuring, underwriting, trading and sales; and management of the Corporation's funding and securities investment activities); and Regional Centers (all wholesale banking; investment banking; capital markets and other activities outside of the United States and the major cross-border financial centers). The Global Bank seeks to optimize its risk profile and profitability by emphasizing originations, underwriting, distribution and risk management products.

The Global Bank's net income in the third quarter was $254 million, an increase of $42 million from the third quarter of 1994. The sector's return on equity in the third quarter of 1995 was 25.9%, compared with 20.1% in the 1994 third quarter. The improvement in the 1995 third quarter results was primarily due to increases in noninterest revenue from corporate finance and syndication fees, as well as securities gains. The Global Bank's net income of $734 million and return on equity of 25.0% for the first nine months of 1995 increased from last year's nine month results of $602 million and 18.9%, respectively. The increase in the 1995 nine month results reflects higher corporate finance and syndication fees, the gain related to the sale of the Corporation's investment in Far East Bank and Trust Company and securities gains, partially offset by lower trading revenue.

The following table sets forth the significant components of Global Bank's total revenue by business for the periods indicated.

                                                              Third Quarter                       Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Total Revenue:
         Global Banking & Investment Banking             $  309            $ 228            $ 930            $ 690
         Global Markets                                     342              326              799              980
         Regional Centers                                   121              120              476              336


Revenue for Global Banking & Investment Banking increased in the 1995 third quarter and the first nine months of 1995 by $81 million and $240 million, respectively, when compared with the same periods in 1994. The increases in both 1995 periods when compared with last year were primarily due to higher fee revenue as a result of the Corporation's leading market share in the loan syndication business and increased revenue from equity-related investments.

Revenue for Global Markets increased in the 1995 third quarter when compared with the same period last year primarily due to higher securities gains of $43 million, partially offset by lower trading revenues of $13 million. For the first nine months of 1995, the decline in revenue when compared with the same period last year is attributable to the $189 million decrease in trading revenue reflecting unexpected volatility of interest rates in the foreign trading markets. The decrease in revenue from last year was also affected by lower net interest income due to higher short-term interest rates in 1995.

Revenue for Regional Centers was essentially flat for the third quarter of 1995 when compared with last year's third quarter. For the first nine months of 1995, revenue for Regional Centers increased $140 million compared with 1994. Increased commercial loan volume and improved interest rate environments, primarily in Latin America, increased net interest income by $27 million for the first nine months of 1995, when compared with the same period last year. Trading revenue increased $18 million primarily in the European regional centers. Also contributing to the increase in revenue for the first nine months of 1995 was the gain related to the sale of the Corporation's interest in Far East Bank and Trust Company.

Part I
Item 2 (continued)


CONSUMER AND RELATIONSHIP BANKING

Consumer and Relationship Banking includes Metropolitan Banking (consumer banking and commercial and professional banking); Retail Card Services; Mortgage Bank; National Consumer Finance (home secured lending, student lending, and other consumer lending); Middle Market (regional commercial banking); Private Banking; Chemical New Jersey Holdings, Inc.; Geoserve (cash management, funds transfer, trade, corporate trust and securities services worldwide); and Texas Commerce. The Corporation maintains a leading market share position in serving the financial needs of middle market commercial enterprises and small businesses in the New York metropolitan area. Private Banking serves a high net-worth clientele with banking, advisory and investment services. Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas and is the primary bank for more large corporations and middle market companies than any other bank in Texas.

On October 6, 1995, the Corporation sold Chemical New Jersey Holdings, Inc. to PNC Bank Corp. The transaction is not reflected in the Corporation's third quarter results. The sale did not include Chemical's franchise in northeastern New Jersey, where it retains 39 branches and its private banking operations.

The net income for Consumer and Relationship Banking was $228 million in the third quarter of 1995, an increase from last year's third quarter results of $182 million. The increase in earnings was due to lower noninterest expense of $78 million relating to the reduced FDIC premium expense coupled with the positive effects of the margin improvement program and higher noninterest revenue of $13 million, partially offset by higher credit provision of $24 million.

For the first nine months of 1995, Consumer and Relationship Banking's net income was $590 million, an increase of $81 million from the same period last year. The results for the first nine months of 1994 included a $48 million restructuring charge ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding the restructuring charge, Consumer and Relationship Banking's earnings for the first nine months of 1995 increased by $53 million, when compared with the first nine months of 1994, due to lower noninterest expense of $80 million, higher noninterest revenue of $39 million and lower foreclosed property expense of $19 million, partially offset by higher credit provision of $47 million. The higher credit provision for the first nine months of 1995 reflects the substantial growth in credit card outstandings.

The following table sets forth the significant components of Consumer and Relationship Banking's total revenue by business for the periods indicated.

                                                              Third Quarter                       Nine Months
                                                           ---------------------             ---------------------
(in millions)                                              1995             1994             1995             1994
                                                           ----             ----             ----             ----
Total Revenue:
         Metropolitan Banking                         $     270         $    273          $   820         $    756
         Retail Card Services                               291              255              816              746
         Mortgage Bank                                       57               60              162              160
         National Consumer Finance                           51               51              158              159
         Middle Market                                      144              145              423              428
         Private Banking                                     88               77              235              226
         Geoserve                                           176              171(a)           522              517(a)
         Texas Commerce                                     282              271              835              814


(a) Effective January 1, 1995, revenues and expenses of the business units that contributed to the shareholder services joint venture with Mellon Bank Corporation were reflected on an equity basis within the Geoserve line.
     The 1994 amounts have been restated to disclose revenue related to the shareholder services joint venture on a comparable basis.


Metropolitan Banking had revenue of $270 million in the 1995 third quarter, which was essentially flat with the 1994 third quarter. For the first nine months of 1995, Metropolitan Bank experienced revenue growth of $64 million, or 8%, compared with 1994. The improvement in 1995 compared with last year's results was due mainly to favorable deposit spreads, targeted customer segmentation and repricing initiatives.

Part I
Item 2 (continued)


Retail Card Services revenue increased $36 million, or 14%, in the 1995 third quarter and $70 million, or 9%, for the first nine months of 1995, compared with the same periods in 1994. An increase in Shell MasterCard outstandings and resulting strong fee growth contributed to the increases in revenue. Total outstandings for Retail Card Services at the end of the third quarter were $10.7 billion compared with $8.3 billion at the end of the third quarter of 1994.

The Mortgage Bank continues to be faced with fierce competition due to industry overcapacity and higher interest rates, which have adversely affected production margins and origination volume in both 1995 and 1994. During the first nine months of 1995, the Mortgage Bank increased revenues, when compared with the first nine months of 1994, due to higher servicing-related revenues as a result of the acquisition of Margaretten.

National Consumer Finance revenues have remained relatively stable in the third quarter and first nine months of 1995, when compared with the 1994 third quarter and first nine months. National Consumer Finance outstandings have increased in the third quarter of 1995 by more than 20% over the third quarter of 1994; partially offsetting this favorable impact was a reduction in spreads.

Middle Market revenues were essentially flat for the third quarter and first nine months of 1995, when compared with the same periods in 1994. Middle Market has experienced improved credit quality and favorable deposit spreads in 1995; however, loan spreads and deposit volumes have decreased primarily due to heightened competition coupled with the higher interest rate environment.

Private Banking revenue increased $11 million, or 14%, in the 1995 third quarter and $9 million, or 4%, for the first nine months of 1995, compared with the same periods in 1994. Private Banking revenue for the first nine months of 1995 includes the adverse impact of a $13 million loss from the permanent impairment of Barings Bank PLC securities. Excluding this loss, Private Banking's revenues for the first nine months of 1995 would have reflected a 9% increase over the same period in 1994. These positive results are attributable to continued loan and deposit growth, wider deposit spreads and higher fees generated by greater volume in the brokerage business for the third quarter and the first nine months of 1995.

Revenue in Geoserve increased $5 million in the 1995 third quarter, a 3% increase from the 1994 third quarter. The increase in revenue reflects an 8% increase experienced by treasury management products, partially offset by a decline in global securities and trust revenue.

Texas Commerce revenue increased $11 million, or 4%, in the 1995 third quarter and $21 million, or 3%, for the first nine months of 1995, compared with the same periods in 1994. The improvements in both 1995 periods were due to higher net interest income resulting from growth in loan volume and more favorable interest rate spreads. Also contributing to the increase in earnings for the first nine months of 1995 was lower foreclosed property expense. The substantial decrease in foreclosed property expense is attributable to the improvement in the Texas real estate market and payments received related to certain foreclosed properties that were previously written down.

TERMINAL BUSINESSES (LDC AND REAL ESTATE)

Terminal Businesses represent discontinued portfolios which are primarily refinancing country debt and the Corporation's commercial real estate nonperforming portfolio, primarily at Chemical Bank. Terminal businesses had net losses of $30 million for the third quarter of 1995 and $43 million for the first nine months of 1995, compared with net income of $40 million and $12 million, respectively, for the same periods in 1994. The unfavorable 1995 results were primarily due to losses of $36 million in the 1995 third quarter and $86 million for the first nine months of 1995 related to the disposition of available-for-sale emerging markets securities compared with gains from emerging markets securities of $80 million in the 1994 third quarter and $125 million in the first nine months of 1994. Net interest income decreased $5 million in the third quarter of 1995 and $33 million for the first nine months of 1995 due to a decline in loan outstandings. The improvements in credit provision and foreclosed property expense compared with last year reflects the significant progress made in managing the Corporation's real estate portfolio. Total nonperforming assets at September 30, 1995 were $286 million, down $845 million from $1,131 million at September 30, 1994.

Part I
Item 2 (continued)


The improvement in nonperforming asset levels from last year is the result of increased liquidity in the real estate markets and successful workout activities, coupled with the strategic actions taken during 1994. For more information regarding such actions, reference is made to page B26 of the Corporation's 1994 Form 10-K.

CORPORATE

Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate had net income of $25 million for the 1995 third quarter and net income of $34 million for the first nine months of 1995, compared with net income of $5 million and a net loss of $8 million, respectively, for the corresponding 1994 periods. Included in the net income for the first nine months of 1995 was an $11 million after-tax charge due to the adoption of SFAS 106 for foreign employees and a $6 million writedown associated with certain nonperforming residential mortgages.

-------------------------------------------------------------------------------
LOAN PORTFOLIO
-------------------------------------------------------------------------------

The following loan review discussion focuses primarily on developments since December 31, 1994 and should be read in conjunction with the Loan Portfolio section on pages B25 through B30 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K").

The Corporation's loans outstanding totaled $85.6 billion at September 30, 1995, an increase of $6.9 billion from year-end 1994 and an increase of $8.5 billion, or 11%, from September 30, 1994. The growth in loans outstanding reflects increases in both the consumer and commercial and industrial loan portfolios with growth rates of 29% and 4%, respectively, over the past twelve months. For the remainder of 1995, the Corporation expects continued growth in its loan portfolio.

The Corporation's loan balances were as follows for the dates indicated:

                                                           September 30,         December 31,       September 30,
(in millions)                                                       1995                 1994                1994
                                                           -------------         ------------       -------------

Loans
Domestic Consumer:
    Residential Mortgage (a)                                  $   18,170            $   13,560          $  13,152
    Credit Card                                                   10,737                 9,261              8,329
    Other Consumer (b)                                             7,766                 7,265              6,990
                                                              ----------            ----------          ---------
       Total Consumer Loans                                       36,673                30,086             28,471
                                                              ----------            ----------          ---------
Domestic Commercial:
    Commercial and Industrial                                     21,676                20,805             20,783
    Commercial Real Estate (c)                                     5,229                 5,650              6,361
    Financial Institutions                                         4,188                 3,918              3,084
                                                              ----------            ----------          ---------
       Total Commercial Loans                                     31,093                30,373             30,228
                                                              ----------            ----------          ---------
       Total Domestic Loans                                       67,766                60,459             58,699
Foreign, primarily Commercial                                     17,857                18,308             18,439
                                                              ----------            ----------          ---------
       Total Loans                                            $   85,623            $   78,767          $  77,138
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

The following table sets forth the nonperforming assets and contractually past-due loans of the Corporation at September 30, 1995, December 31, 1994 and September 30, 1994.


                                                                September 30,         December 31,      September 30,
   (in millions)                                                         1995                 1994               1994
                                                                -------------         ------------      -------------

      Nonperforming Assets:
      Domestic Consumer:
        Residential Mortgage                                         $    132             $     92           $    147
        Other Consumer                                                      4                   12                 23
                                                                            -                   --                 --
                                                                     --------             --------           --------
               Total Consumer Loans                                       136                  104                170
                                                                     --------             --------           --------
      Domestic Commercial:
        Commercial and Industrial                                         287                  354                460
        Commercial Real Estate                                            215(a)               156                570
        Financial Institutions                                             20                    4                 14
                                                                     --------             --------           --------
               Total Commercial Loans                                     522                  514              1,044
                                                                     --------             --------           --------
        Total Domestic                                                    658                  618              1,214
      Foreign, primarily Commercial                                       333                  311                310
                                                                     --------             --------           --------

      Total Nonperforming Loans                                           991(a)               929              1,524
      Assets Acquired as Loan Satisfactions                                56(a)               210                669
                                                                     --------             --------           --------
      Total Nonperforming Assets                                     $  1,047             $  1,139           $  2,193
                                                                     ========             ========           ========

      Contractually Past-Due Loans (b):
           Consumer                                                  $    331             $    294           $    268
           Commercial and Other Loans                                     102                   36                 42
                                                                     --------             --------           --------
               Total Contractually Past-Due Loans                    $    433             $    330           $    310
                                                                     ========             ========           ========


(a)   Includes  $855 million of loans  considered  impaired  under SFAS No. 114,
      "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as discussed on pages 12 and 13. In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.
(b) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans. Consumer loans are generally not classified as nonperforming loans but rather are charged off on a formula basis.


The Corporation's nonperforming assets at September 30, 1995 were $1,047 million, a decrease of $92 million from the 1994 year-end level and a decrease of $1,146 million, or 52%, from last year's comparable quarter. The reduction in nonperforming assets reflects the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, the Corporation's continuing loan workout and collection activities, as well as the impact of several strategic actions undertaken during 1994.

Management expects the level of the Corporation's nonperforming assets at year-end 1995 will be comparable with the level at 1994 year-end.

Part I
Item 2 (continued)


The following table presents the reconciliation of nonperforming assets for the third quarter and first nine months of 1995 and 1994.

RECONCILIATION OF NONPERFORMING ASSETS                             Third Quarter                  Nine Months
                                                                -------------------          ----------------------
(in millions)                                                   1995           1994          1995              1994
                                                                ----           ----          ----              ----


Balance at beginning of period                              $  1,118       $  2,493      $  1,139          $  3,525
Additions:
     Loans placed on nonperforming status                        181            196           530               708
Deductions:
     Payments                                                    124            263           298               907
     Sales                                                        37             79            88               212
     Charge-offs of Nonperforming Loans (a)                       87             89           194               457
     Write-downs of Real Estate Owned                             (2)(b)          5           (25)(b)            52
     Return to accrual status                                      6             60            67               412
                                                            --------       --------      --------          --------
Balance at end of period                                    $  1,047       $  2,193      $  1,047          $  2,193
                                                            ========       ========      ========          ========

(a)  Excludes those consumer charge-offs that are recorded on a formula basis.
(b) The 1995 third quarter and first nine months amounts include the recovery of writedowns as a result of payments received on certain foreclosed properties which had been previously written down.


ASSETS HELD FOR ACCELERATED DISPOSITION
In December 1994, the Corporation segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition. In conjunction with the transfer of these real estate loans to the held for accelerated disposition classification, the Corporation reevaluated its carrying values for these assets to facilitate their rapid disposition and recorded a charge of $148 million to the allowance for credit losses. As a result of this action, these assets were excluded from the September 30, 1995 and December 31, 1994 nonperforming assets category.

The following table represents the Corporation's assets held for accelerated disposition at the dates indicated:

                                                                September 30,         December 31,      September 30,
   (in millions)                                                         1995                 1994               1994
                                                                -------------         ------------      -------------

Assets Held for Accelerated Disposition:
    Loans (a)                                                        $    145             $    336           $    ---
    Real Estate Owned                                                      57                  190                ---
                                                                     --------             --------           --------
Total Assets Held for Accelerated Disposition                        $    202             $    526           $    ---
                                                                     ========             ========           ========

(a) Includes $8 million and $87 million of loans that were performing at September 30, 1995 and December 31, 1994, respectively.

Part I
Item 2 (continued)


NET CHARGE-OFFS

                                                               Third Quarter                      Nine Months
                                                           -----------------------           -----------------------
(in millions)                                              1995               1994           1995               1994
                                                           ----               ----           ----               ----
Net Charge-Offs:
    Domestic Consumer:
       Residential Mortgage                             $    18           $     12        $    45           $     24
       Credit Card                                          110                 84            307                247
       Other Consumer                                         9                  4             24                 13
                                                        -------           --------        -------           --------
          Total Consumer Net Charge-Offs                    137                100            376                284
                                                        -------           --------        -------           --------
    Domestic Commercial:
       Commercial and Industrial                              1                  9             33                 97
       Commercial Real Estate                                11                 20             39                143
       Financial Institutions                               ---                ---            ---                 (1)
                                                        -------           --------        -------           --------
          Total Commercial Net Charge-Offs                   12                 29             72                239
                                                        -------           --------        -------           --------
    Total Domestic Net Charge-Offs                          149                129            448                523
    Foreign                                                  (2)                (4)           (11)               314
                                                        -------           --------        -------           --------
Total Net Charge-Offs                                   $   147           $    125        $   437           $    837
                                                        =======           ========        =======           ========


For a discussion of net charge-offs, see the various credit portfolio sections that follow. Management expects that net charge-offs in the 1995 fourth quarter will be generally comparable with the 1995 third quarter level.

DOMESTIC CONSUMER PORTFOLIO
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $36.7 billion at September 30, 1995, representing 43% of total loans, an increase from $30.1 billion, or 38% of total loans, at December 31, 1994 and an increase from $28.5 billion, or 37% of total loans, at September 30, 1994.

Residential mortgage loans at September 30, 1995 increased $5.0 billion from the comparable 1994 period-end, due in part to increases in adjustable-rate loan outstandings as well as the acquisition of residential mortgage loans in the second quarter of 1995. Credit card receivables at September 30, 1995 increased $2.4 billion from the same date a year ago, primarily due to the co-branded Shell MasterCard program. Management expects continued growth in the level of Shell credit card outstandings for the fourth quarter of 1995. Management is exploring other opportunities in the credit card area, including other co-branded card programs.

Total nonperforming domestic consumer loans were $136 million at September 30, 1995, $104 million at December 31, 1994 and $170 million at September 30, 1994. The increase in nonperforming domestic consumer loans since December 31, 1994 is largely due to the increase in the volume of consumer loans.

Domestic consumer loan balances are expected to continue to increase in the fourth quarter of 1995, particularly in the credit card portfolio despite a $1.5 billion credit card securitization in the 1995 fourth quarter. As a result of this anticipated growth, management expects consumer loan net charge-offs in 1996 will be higher than in 1995.

Part I
Item 2 (continued)


The following table presents the composition of the Corporation's delinquent domestic consumer loans that are contractually past-due 90 days or more at the dates indicated but are still accruing. Such consumer loans are generally not classified as nonperforming but, rather, are charged off on a formula basis.


                                            90 Days and Over                              % of Loans Outstanding
                               ------------------------------------------        ------------------------------------------
                               Sept. 30,    December 31,        Sept. 30,        Sept. 30,    December 31,        Sept. 30,
(in millions)                       1995            1994             1994             1995            1994             1994
                               ---------    ------------        ---------        ---------    ------------        ---------


Credit Cards                    $    226         $   176         $    159             2.10%           1.90%          1.91%
Other Consumer Loans (a)             105(b)          118(b)           109(b)          1.35%           1.62%          1.56%
                                --------         -------         --------
Total                           $    331         $   294         $    268             0.90%           0.98%          0.94%
                                ========         =======         ========

(a) Consists of installment loans (direct and indirect types of consumer finance) and student loans.
(b) Includes student loans at September 30, 1995, December 31, 1994 and September 30, 1994 of approximately $92 million, $105 million and $99 million, respectively, which are substantially guaranteed by Federal and State government agencies.


MORTGAGE BANKING ACTIVITIES
The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans. The Corporation originated $4.3 billion of residential mortgages in the third quarter of 1995 versus $3.2 billion in the comparable period in 1994. For the nine months ended September 30, 1995, the Corporation originated $9.2 billion of residential mortgages, compared with $10.2 billion in the same 1994 period. During the first nine months of 1995, the Corporation sold to investors approximately 65% of the residential mortgage loans it had originated, compared with 75% in same 1994 period. The Corporation's residential mortgage servicing portfolio amounted to $52.6 billion at September 30, 1995.

In addition to originating mortgage servicing rights, the Corporation also purchases and sells mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. As disclosed in Note 11 of the Notes to Financial Statements of this Form 10-Q, the Corporation adopted SFAS 122 in the 1995 second quarter. SFAS 122 requires that when a definitive plan exists to sell or securitize mortgage loans and retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or origination of mortgage loans.

Mortgage servicing rights (included in other assets) amounted to $467 million at September 30, 1995, compared with $469 million at December 31, 1994 and $473 million at September 30, 1994. The decrease from the September 30, 1994 level reflected the effects of amortization and sales of mortgage servicing rights. The Corporation utilizes an amortization method based on adjusted cash flows to amortize mortgage servicing rights. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated in the period 1992 through the first half of 1994 when interest rates were relatively low). The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments.

Part I
Item 2 (continued)


DOMESTIC COMMERCIAL AND INDUSTRIAL PORTFOLIO
The domestic commercial and industrial portfolio totaled $21.7 billion at September 30, 1995, an increase from $20.8 billion at each of December 31, 1994 and September 30, 1994. The portfolio is diversified geographically and by industry. The largest industry concentrations are oil and gas and retailing which approximate $1.9 billion (or 2.2% of total loans) and $1.8 billion (or 2.1% of total loans), respectively. All of the other remaining industries are each less than 2% of total loans.

Included in the domestic commercial and industrial portfolio are loans related to highly leveraged transactions ("HLTs"). The Corporation originates and syndicates loans in HLTs, which include acquisitions, leveraged buyouts and recapitalizations. HLT loans at September 30, 1995 totaled approximately $1.5 billion, compared with $1.3 billion at the 1994 year-end and $1.5 billion at September 30, 1994. The increase in the HLT loan portfolio from the 1994 year-end level reflects a rise in the number of HLT transactions during 1995. At September 30, 1995, the Corporation had $19 million in nonperforming HLT loans, compared with $82 million at the end of 1994 and $131 million at September 30, 1994. Net recoveries related to HLTs for the first nine months of 1995 totaled $12 million, compared with $13 million in the comparable 1994 period.

The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the first nine months of 1995, the Corporation acted as agent or co-agent for approximately $282 billion in syndicated credit facilities, compared with $263 billion in the same period last year.

DOMESTIC COMMERCIAL REAL ESTATE
The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.2 billion at September 30, 1995, a decrease from $5.7 billion at December 31, 1994 and from $6.4 billion at September 30, 1994. The decreases are attributable to repayments, the designation of certain real estate assets for accelerated disposition in December 1994, a bulk asset sale in October 1994, transfers to real estate owned, and charge-offs.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                    September 30,         December 31,       September 30,
   (in millions)                                             1995                 1994                1994
                                                    -------------         ------------       -------------

Commercial Mortgages                                    $  4,221              $  4,680            $  5,258
Construction                                               1,008                   970               1,103
                                                        --------              --------            --------
Total Domestic Commercial Real Estate Loans             $  5,229              $  5,650            $  6,361
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

The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 44% and 28%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 2% of the domestic commercial real estate loan portfolio.

Part I
Item 2 (continued)


Nonperforming domestic commercial real estate assets were $230 million at September 30, 1995, an 8% decrease from December 31, 1994 and a decrease of $878 million, or 79%, from September 30, 1994. The improvement in nonperforming domestic commercial real estate asset levels since September 30, 1994 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities, as well as the aforementioned strategic actions taken during 1994.

During the first nine months of 1995, the Corporation recorded a $25 million net recovery of writedowns as a result of payments received on certain foreclosed properties which had been previously written down. Writedowns on commercial real estate owned in the first nine months of 1994 totaled $48 million.

Domestic commercial real estate net charge-offs in the third quarter of 1995 totaled $11 million, compared with $20 million in the same period a year ago. For the first nine months, such net charge-offs were $39 million in 1995, compared with $143 million in 1994. The lower net charge-offs are due in part to the decision in December 1994 to designate certain real estate assets for accelerated disposition.

Domestic commercial real estate net charge-offs and writedowns for the full year 1995 are expected to be below the full year 1994 levels.

DOMESTIC FINANCIAL INSTITUTIONS PORTFOLIO
The domestic financial institutions portfolio includes commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $4.2 billion at September 30, 1995, or 5% of total loans outstanding. Loans to domestic financial institutions are predominantly to broker-dealers, which comprise approximately half the domestic financial institutions total.

FOREIGN PORTFOLIO
The foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to governments and
official   institutions,   and  consumer  loans.  At  September  30,  1995,  the
Corporation's total foreign loans were $17.9 billion, compared with $18.3 billion at December 31, 1994, and $18.4 billion at September 30, 1994.

Included in foreign loans were foreign commercial and industrial loans of $8.4 billion at September 30, 1995, an increase of $.8 billion from the 1994 year-end and an increase of $1.0 billion from September 30, 1994. Total foreign commercial real estate loans at September 30, 1995 were $.6 billion, a slight increase from each of December 31, 1994 and September 30, 1994. A significant portion of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

MEXICO
For a discussion of significant developments with respect to Mexican debt, see page B29 of the Corporation's 1994 Form 10-K.

At September 30, 1995, the Corporation's total exposure to Mexico was $1,236 million, which is largely trade and short-term credits. This excludes bonds received as part of debt renegotiations (i.e., Brady Bonds) with a face value of $1,565 million and current carrying value of $1,424 million, which are collateralized by zero-coupon United States Treasury obligations.

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------

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

The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the notional amount of such derivatives were less than 0.5% of the Corporation's total notional amount of derivative contracts at September 30, 1995.

A discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities is provided on pages B31 and B34-B36 of the Corporation's 1994 Form 10-K, Notes 3, 12 and 14 of this Form 10-Q and the Risk Management section on pages B31-B37 of the Corporation's 1994 Form 10-K and below.

-------------------------------------------------------------------------------
RISK MANAGEMENT
-------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT
Credit risk exists for both lending-related products and derivative and foreign exchange products. Under the direction of the Chief Credit Officer, risk policies are formulated, approved and communicated throughout the Corporation. The Credit Risk Management Committee, chaired by the Chief Credit Officer, is responsible for maintaining a sound credit process, addressing risk issues, and reviewing the portfolio.

The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At September 30, 1995, approximately 93% of the mark-to-market exposure of the Corporation's derivative and foreign exchange transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions only accounted for approximately 7% of the Corporation's derivative and foreign exchange mark-to-market exposure.

Many of the Corporation's contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 1995 and December 31, 1994. Percentages are based upon remaining contract life of mark-to-market exposure amounts. For the notional amounts and credit exposure outstandings of the Corporation's interest rate contracts and foreign exchange contracts, see Note 12 of this Form 10-Q.

Part I
Item 2 (continued)

                                         At September 30, 1995                           At December 31, 1994
                                --------------------------------------           -------------------------------------
                                 Interest        Foreign                          Interest       Foreign
                                     Rate       Exchange                              Rate      Exchange
                                Contracts      Contracts         Total           Contracts     Contracts         Total
                                ---------      ---------         -----           ---------     ---------         -----

Less than 3 months                    10%            60%           29%                 11%           57%           32%
3 to 6 months                          7             20            13                   8            24            15
6 to 12 months                        10             18            13                  12            12            12
1 to 3 years                          35              2            22                  35             6            22
Over 3 years                          38            ---            23                  34             1            19
                                     ---            ---           ---                 ---           ---           ---
Total                                100%           100%          100%                100%          100%          100%
                                     ===            ===           ===                 ===           ===           ===


ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio as well as on-balance sheet derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at September 30, 1995 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content
is subject to  continuing  review  based on quality indicators,   industry  and
geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the first nine months of 1995 and 1994. Additionally, at September 30, 1995 and 1994, nonperforming derivatives contracts were immaterial.

The accompanying table reflects the activity in the allowance for credit losses for the third quarter and nine months ended September 30, 1995 and 1994.

                                                                       Third Quarter                Nine Months
                                                                   -------------------          -------------------
(in millions)                                                      1995           1994          1995           1994
                                                                   ----           ----          ----           ----

    Total Allowance at Beginning of Period                     $  2,430        $ 2,676     $   2,480       $  3,020
    Provision for Losses                                            122            100           362            465
    Charge-Offs                                                    (227)          (201)         (611)        (1,074)
    Recoveries                                                       80             76           174            237
                                                               --------        -------     ---------       --------
      Net Charge-Offs                                              (147)          (125)         (437)          (837)
    Other                                                           ---             (1)          ---              2
                                                               --------        -------     ---------       --------
    Total Allowance at End of Period                           $  2,405        $ 2,650     $   2,405       $  2,650
                                                               ========        =======     =========       ========

Part I
Item 2 (continued)


The following table presents the Corporation's allowance coverage ratios at September 30, 1995, December 31, 1994 and September 30, 1994.

ALLOWANCE COVERAGE RATIOS

                                                   September 30,          December 31,        September 30,
For the Period Ended:                                       1995                  1994                 1994
                                                   -------------          ------------        -------------
Allowance for Credit Losses to:
    Loans at Period-End                                    2.81%                  3.15%                3.44%
    Average Loans                                          2.95                   3.30                 3.55
    Nonperforming Loans                                  242.68(a)              266.95               173.88

(a) The decrease from December 31, 1994 is primarily due to the aforementioned reclassification of $122 million of certain assets from assets acquired as loan satisfactions to nonperforming loans as a result of the adoption of SFAS 114.


MARKET RISK MANAGEMENT - TRADING ACTIVITIES
The effects of market gains or losses on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. For the impact of any unrecognized market gains or losses on the Corporation's asset/liability management portfolio, see
Note 14 of this Form 10-Q.

Measuring Market Risk: One of the risk controls the Corporation utilizes in its overall risk management process is value-at-risk. The Corporation defines value-at-risk as the potential overnight dollar loss from adverse market movements that would cover 97.5% of likely market movements, which are determined by using two years of historical price and rate data. The Corporation's value-at-risk calculations employ over 3,100 volatilities and 1.24 million correlations (updated quarterly) of various market instruments. The Corporation monitors value-at- risk figures for major business units on a daily basis to ensure the potential for market loss is properly reflected. The methodology generally used to offset positions within a business unit is deemed by the Corporation to be conservative. Only partial credit for correlation between instruments within each business unit is incorporated since correlations can exhibit instability during volatile market environments. Aggregating across business units with no correlation offset resulted in an aggregated daily average value-at-risk figure of $29 million for the twelve months ended September 30, 1995. Based on actual trading results for the twelve months ended September 30, 1995, which capture the historical correlation among business units, the Corporation's daily value-at-risk was reduced to approximately $7 million with 97.5% confidence.

For the twelve months ended September 30, 1995, the Corporation posted positive daily market risk-related revenue for 212 out of 267 business trading days for international and domestic units. For 136 of the 267 days, the Corporation's daily market risk-related revenue or losses centered around the $0 million to $5 million range, which is representative of the Corporation's emphasis on market-making and sales activities. The low number of outlier results (13 days having positive or negative market risk-related revenues exceeding $10 million) exemplifies the Corporation's diversified approach to market risk management as a business strategy.

OPERATING RISK MANAGEMENT
The Corporation, like all institutions, is subject to the risk of fraud and to the risk of unauthorized activities by employees. The Corporation believes it maintains a comprehensive system of internal controls designed to manage and control such operating risks.

In December 1994, the Corporation suffered a trading loss of approximately $40 million (after tax). The loss was the result of the Mexican peso falling precipitously in value at a time when a currency trader at Chemical Bank had a large, unauthorized long position in the peso, which he had hidden from his superiors. After that incident the Corporation conducted a review of various controls associated with its trading activities and tightened controls in several areas. Among other things, the respective responsibilities of traders, trading supervisors and operations personnel were more clearly defined, and additional procedures for confirming trades and following up on unconfirmed trades were put in place.

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

(in millions)                                     1-3           4-6           7-12           1-5           Over
At September 30, 1995                          Months        Months         Months         Years        5 Years       Total
                                               ------        ------         ------         -----        -------       -----

Balance Sheet                              $  (20,720)    $   1,913     $    3,467     $  10,421     $    4,919     $   ---
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity (a)                   997         1,985           (933)       (2,618)           569         ---
Interest-Rate-Sensitivity Gap                 (19,723)        3,898          2,534         7,803          5,488         ---
Cumulative Interest-Rate
  Sensitivity Gap                             (19,723)      (15,825)       (13,291)       (5,488)           ---         ---
% of Total Assets                                 (10)%          (8)%           (7)%          (3)%          ---         ---

                                                  1-3           4-6           7-12           1-5           Over
At December 31, 1994                           Months        Months         Months         Years        5 Years       Total
                                               ------        ------         ------         -----        -------       -----

Balance Sheet                              $  (11,529)    $   4,393     $      175     $   4,269     $    2,692     $   ---
Off-Balance Sheet Items Affecting
  Interest-Rate Sensitivity (a)                 1,622        (4,366)           587         1,581            576         ---
Interest-Rate-Sensitivity Gap                  (9,907)           27            762         5,850          3,268         ---
Cumulative Interest-Rate
  Sensitivity Gap                              (9,907)       (9,880)        (9,118)       (3,268)           ---         ---
% of Total Assets                                  (6)%          (6)%           (5)%          (2)%          ---         ---

(a) Represents repricing effect of off-balance sheet positions, which include interest rate swaps and options, financial futures, and similar agreements that are used as part of the Corporation's overall asset/liability management activities.


At September 30, 1995, the Corporation had $13,291 million more liabilities than assets repricing within one year, amounting to 7.1% of total assets. This compares with $9,118 million, or 5.3%, of total assets at December 31, 1994.

Part I
Item 2 (continued)


At September 30, 1995, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, net interest income sensitivity to a gradual 150 basis point rise in market rates over the next twelve months was estimated at slightly less than 5% of projected after-tax net income. At December 31, 1994, the Corporation's interest rate sensitivity to a similar increase in market rates was estimated at 3%.

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

The table below summarizes maturities and weighted-average interest rates to be received and paid on domestic and international interest rate swaps utilized in the Corporation's asset/liability management at September 30, 1995. The table was prepared under the assumption that variable interest rates remain constant at September 30, 1995 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from September 30, 1995 levels. Variable rates presented are generally based on the short-term interest rates for relevant currencies (e.g., London Interbank Offered Rate (LIBOR)). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime). Forward starting swaps are interest rate swap contracts that become effective at a future time.

By maturities                                                                                 After
(in millions)                   1995         1996         1997        1998         1999        1999       Total
                                ----         ----         ----        ----         ----       -----       -----

Receive fixed swaps
Notional amount            $   2,774    $   8,099    $   5,824    $  1,696     $    721     $ 3,064    $ 22,178
Weighted-average:
  Receive rate                  6.44%        6.49%        6.72%       6.71%        8.10%       7.38%       6.74%
  Pay rate                      5.62         4.79         5.65        5.89         6.52        6.01        5.43
Pay fixed swaps
Notional amount            $   2,771    $   9,382    $   3,475    $  1,143     $  1,259     $ 3,028    $ 21,058
Weighted-average:
  Receive rate                  5.36%        5.29%        5.78%       5.50%        6.16%       6.27%       5.58%
  Pay rate                      5.90         6.30         7.17        7.43         7.71        7.70        6.74
Basis Swaps
Notional amount            $      20    $   1,057    $     585    $    352     $  1,040     $   329    $  3,383
Weighted-average:
  Receive rate                  5.88%        5.89%        4.34%       6.14%        5.75%       8.26%       5.84%
  Pay rate                      5.88         5.64         4.36        5.86         5.92        8.31        5.79
Forward Starting
Notional amount            $       0    $     845    $   1,167    $  1,012     $    398     $   707    $  4,129
Weighted-average:
  Receive rate                  0.00%        6.10%        5.78%       5.82%        5.83%       5.65%       5.84%
  Pay rate                      0.00         7.30         6.65        6.70         6.87        5.63        6.64
                           --------------------------------------------------------------------------------------
Total notional
  amount (a)               $   5,565    $  19,383    $  11,051    $  4,203     $  3,418     $ 7,128    $ 50,748
                           ======================================================================================

(a) At September 30, 1995, approximately $18 billion of the total notional amount are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $4 billion is expected to mature in 1995, $8 billion in 1996 and $4 billion in 1997 with the remaining $2 billion in 1998 and thereafter. The unrecognized net gain related to these positions was approximately $27 million.

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY
-------------------------------------------------------------------------------

The following capital and liquidity discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Capital and Liquidity section on pages B37-B40 of the Corporation's 1994 Form 10-K.

The Corporation's capital base at September 30, 1995 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1
and  Total  Capital  ratios  were  7.9%  and  11.5%,   respectively.
Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $817 million during the first nine months of 1995.

STOCKHOLDERS' EQUITY
Total stockholders' equity at September 30, 1995 was $11.8 billion, compared with $10.7 billion at December 31, 1994. The $1.1 billion increase from the 1994 year-end primarily reflected net income generated during the first nine months of 1995 of $1,315 million and a $303 million favorable impact in the fair value of available-for- sale securities accounted for under SFAS 115. These amounts were partially offset by common and preferred stock dividends totaling $435 million and the Corporation's common stock buyback program. The market valuation of the available-for-sale securities does not include the impact of related funding sources. For a further discussion of the Corporation's common stock repurchase program, see Note 7 of this Form 10-Q.

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

LONG-TERM DEBT
The Corporation's long-term debt at September 30, 1995 was $7,537 million, a decrease of $454 million from the 1994 year-end. The decrease resulted from maturities of $1,218 million of the Corporation's long-term debt (including $499 million of senior medium-term notes and $719 million of other senior notes) and the redemption of $150 million of long-term debt. These decreases were partially offset by additions to the Corporation's long-term debt of $913 million
(including $250 million of senior medium-term notes, $240 million of subordinated medium-term notes and $423 million of other senior notes). See the Liquidity Management section for further discussion of the Corporation's long-term debt.

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

RISK-BASED CAPITAL RATIOS
At September 30, 1995, the Corporation's Tier 1 Capital and Total Capital ratios were 7.9% and 11.5%, respectively, well in excess of the minimum ratios specified by the Federal Reserve Board. These ratios, as well as the leverage ratio discussed below, do not reflect any adjustment in stockholders' equity due to the adoption of SFAS No. 115 and also exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chemical Securities, Inc., as well as the Corporation's investment in this subsidiary. At September 30, 1995, Chemical Bank's Tier 1 Capital and Total Capital ratios were 7.3% and 11.1%, respectively. At such date, all of the Corporation's banking institutions were "well capitalized," as defined by the Federal Reserve Board. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%.

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

The Corporation's Tier 1 leverage ratio was 6.24% at September 30, 1995, compared with 6.26% at December 31, 1994. At September 30, 1995, Chemical Bank's Tier 1 leverage ratio was 5.61%, compared with 5.72% at December 31, 1994.

The table which follows sets forth the Corporation's risk based capital and capital ratios for the dates indicated.

CAPITAL AND RATIOS UNDER FEDERAL RESERVE BANK FINAL GUIDELINES

                                                             September 30,                          December 31,
   (in millions, except ratios)                                       1995                                  1994
                                                             -------------                          ------------

  TIER 1 CAPITAL
   Common Stockholders' Equity                                 $   10,715                            $    9,700
   Nonredeemable Preferred Stock                                    1,250                                 1,450
   Minority Interest                                                   69                                    63
   Less:    Goodwill                                                  993                                 1,068
            Non-Qualifying Intangible Assets                          122                                   142
            50% Investment in CSI                                     378                                   246
                                                               ----------                            ----------

   Tier 1 Capital                                              $   10,541                            $    9,757
                                                               ----------                            ----------

  TIER 2 CAPITAL
   Long-Term Debt Qualifying as Tier 2                         $    3,541                            $    3,519
   Qualifying Allowance for Credit Losses                           1,675                                 1,532
   Less:  50% Investment in CSI                                       378                                   246
                                                               ----------                            ----------

   Tier 2 Capital                                              $    4,838                            $    4,805
                                                               ----------                            ----------

  TOTAL QUALIFYING CAPITAL                                     $   15,379                            $   14,562
                                                               ==========                            ==========

   Risk-Weighted Assets (a)                                    $  133,290                            $  121,660
   Tier 1 Capital Ratio (b)                                          7.91%                                 8.02%
   Total Capital Ratio (b)                                          11.54%                                11.97%
   Tier 1 Leverage Ratio (b)                                         6.24%                                 6.26%

(a) Includes off-balance sheet risk-weighted assets in the amount of $42,041 million and $37,157 million, respectively, at September 30, 1995 and December 31, 1994.
(b) Including the Corporation's securities subsidiary, Chemical Securities Inc., the September 30, 1995 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.13%, 12.02% and 6.02%, respectively, compared with 8.20%, 12.35% and 5.95%, respectively, at December 31, 1994.

Part I
Item 2 (continued)


LIQUIDITY MANAGEMENT
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first nine months of 1995 were $55 billion, a decrease from $59 billion for the comparable 1994 period. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. Average core deposits as a percentage of average loans were 67% for the nine months of 1995, compared with 79% for the same period a year ago.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During the first nine months of 1995, the Corporation issued $913 million of long-term debt, including $490 million through its medium-term note program.

The following comments apply to the Consolidated Statement of Cash Flows.

Cash and due from banks decreased $1.7 billion during the first nine months of 1995, as net cash used in investing activities exceeded the net cash provided by financing and operating activities. The $13.1 billion net cash used by investing activities was primarily impacted by cash outflows from purchases of securities ($48.6 billion) and from an increase in net loans ($7.1 billion), partially offset by cash inflows from the sales and maturities of securities ($36.8 billion and $5.5 billion, respectively). The $10.7 billion net cash provided by financing activities was primarily due to an increase in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($11.6 billion), partially offset by a decrease in net long-term debt ($.5 billion). The $.7 billion net cash provided by operating activities was principally due to earnings adjusted for noncash charges and credits, partially offset by an increase in trading-related assets.

Cash and due from banks increased $1.2 billion during the first nine months of 1994, as net cash provided by financing and operating activities exceeded net cash used by investing activities. The $3.6 billion net cash provided by financing activities was due to increases in Federal funds purchased, securities sold under repurchase agreements and other borrowed funds ($8.8 billion) and foreign deposits ($3.3 billion), partially offset by decreases in domestic deposits ($8.6 billion). The $1.9 billion of net cash provided by operating activities was principally due to earnings adjusted for noncash charges and credits. The $4.3 billion net cash used in investing activities was largely the result of cash outflows from purchases of securities ($18.8 billion), from Federal funds sold and securities purchased under resale agreements ($2.6 billion), and increases in net loans ($1.9 billion), partially offset by cash inflows from the sales and maturities of securities ($13.9 billion and $5.0 billion, respectively), as well as decreases in deposits with banks ($0.8 billion).

The Corporation's anticipated cash requirements (on a parent company-only basis) for the remainder of 1995 include approximately $600 million for maturing medium- and long-term debt, interest payments on its outstanding debt, anticipated dividend payments on the Corporation's common stock and preferred stock, the costs of the aforementioned $1.2 billion stock buyback program, and other parent company operations. The Corporation considers the sources of liquidity available to the parent company to be more than sufficient to meet its obligations. The sources of liquidity available to the Corporation (on a parent company-only basis) include its liquid assets (including deposits with its bank subsidiaries and short-term advances to and repurchase agreements with its securities subsidiaries) as well as dividends and the repayment of intercompany advances from its bank and non-bank subsidiaries. In addition, as of September 30, 1995, the Corporation had available to it $750 million in committed credit facilities from a syndicate of domestic and international banks. The facilities included a $450 million 48-month facility and a $300 million 364-day facility.

Part I
Item 2 (continued)


-------------------------------------------------------------------------------
SUPERVISION AND REGULATION
-------------------------------------------------------------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1994. Accordingly, it should be read in conjunction with the Supervision and Regulation section on pages A2-A6 of the Corporation's 1994 Form 10-K.

DIVIDENDS
At September 30, 1995, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1995, without the approval of their relevant banking regulators, pay dividends of approximately $1.1 billion to their respective bank holding companies, plus an additional amount equal to their net income from October 1, 1995 through the date in 1995 of any such dividend payment.

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

-------------------------------------------------------------------------------
OTHER EVENTS
-------------------------------------------------------------------------------

JOINT VENTURE WITH MELLON BANK CORPORATION
The Corporation and Mellon Bank Corporation have formed a joint venture that provides stock transfer and related shareholder services to publicly-held companies. The joint venture is called Chemical Mellon Shareholder
Services, and is a 50/50 partnership, with Mellon Bank Corporation and the Corporation sharing equally in the joint venture's initial capitalization, including investments in new technology.

This joint venture was accounted for as an equity investment effective January 1, 1995, with revenues and expenses of the affected business units recorded within other revenue.

SALE OF CHEMICAL BANK NEW JERSEY NATIONAL ASSOCIATION
On October 6, 1995, the Corporation sold Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association, to PNC Bank Corp. for approximately $492 million. The sale did not include the Corporation's franchise in northeastern New Jersey or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company. These remaining branches and offices are being repositioned as a strategic component of the Corporation's regional banking in metropolitan New York.

The sale is not reflected in the Corporation's third quarter results.

                                           CHEMICAL BANKING CORPORATION and Subsidiaries
                                       Average Consolidated Balance Sheet, Interest and Rates
                                        (Taxable-Equivalent Interest and Rates; in millions)

                                                   Three Months Ended                             Three Months Ended
                                                   September 30, 1995                             September 30, 1994
                                          ---------------------------------------        ------------------------------------
                                          Average                           Rate         Average                         Rate
                                          Balance       Interest     (Annualized)        Balance     Interest     (Annualized)
                                          -------       --------     ------------        -------     --------     ------------
ASSETS
Deposits with Banks                    $    3,288       $     62         7.52%        $    5,181     $     86         6.56%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                         13,082            181         5.49%            12,270          151         4.87%
Trading Assets-Debt and Equity
  Instruments                              12,205            212         6.88%            10,899          181         6.58%
Securities:
 Held-to-Maturity                           8,153            131         6.40%             8,738          139         6.33%
 Available-for-Sale                        21,379            405         7.53%(b)         16,979          286         6.68%(b)
Loans                                      85,057          1,849         8.61%            75,387        1,477         7.78%
                                       ----------       --------                      ----------     --------
 Total Interest-Earning Assets            143,164          2,840         7.87%           129,454        2,320         7.11%
Allowance for Credit Losses                (2,437)                                        (2,714)
Cash and Due from Banks                     8,165                                          8,545
Risk Management Instruments                19,594                                         20,420
Other Assets                               13,040                                         13,274
                                       ----------                                     ----------
 Total Assets                          $  181,526                                     $  168,979
                                       ==========                                     ==========
LIABILITIES
Domestic Retail Deposits               $   41,619            379         3.60%        $   43,049          307         2.83%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                        5,119             73         5.67%             4,851           47         3.81%
Deposits in Foreign Offices                29,873            491         6.52%            23,580          243         4.09%
                                       ----------       --------                      ----------     --------
  Total Time and Savings Deposits          76,611            943         4.88%            71,480          597         3.31%
                                       ----------       --------                      ----------     --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                   24,819            353         5.64%            20,987          242         4.56%
  Commercial Paper                          4,313             62         5.66%             2,957           32         4.41%
  Other Borrowings                          9,170            144         6.24%             8,105          131         6.44%
                                       ----------       --------                      ----------     --------
   Total Short-Term and
    Other Borrowings                       38,302            559         5.78%            32,049          405         5.02%
Long-Term Debt                              7,510            134         7.09%             8,546          134         6.22%
                                       ----------       --------                      ----------     --------
  Total Interest-Bearing Liabilities      122,423          1,636         5.30%           112,075        1,136         4.02%
                                       ----------       --------                      ----------     --------
Demand Deposits                            20,274                                         21,314
Risk Management Instruments                21,431                                         19,459
Other Liabilities                           5,806                                          5,337
                                       ----------                                     ----------
  Total Liabilities                       169,934                                        158,185
                                       ----------                                     ----------
STOCKHOLDERS' EQUITY
Preferred Stock                             1,250                                          1,511
Common Stockholders' Equity                10,342                                          9,283
                                       ----------                                     ----------
  Total Stockholders' Equity               11,592                                         10,794
                                       ----------                                     ----------
    Total Liabilities and
    Stockholders' Equity               $  181,526                                     $  168,979
                                       ==========                                     ==========
INTEREST RATE SPREAD                                                     2.57%                                        3.09%
                                                                         =====                                        =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $  1,204(a)      3.34%                       $  1,184(a)      3.63%
                                                        ========         =====                       ========         =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended September 30, 1995 and September 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 7.49% and 6.62%, respectively.

                                                               - 51 -

                                           CHEMICAL BANKING CORPORATION and Subsidiaries
                                       Average Consolidated Balance Sheet, Interest and Rates
                                        (Taxable-Equivalent Interest and Rates; in millions)

                                                    Nine Months Ended                              Nine Months Ended
                                                   September 30, 1995                             September 30, 1994
                                          ---------------------------------------        ------------------------------------
                                          Average                          Rate          Average                       Rate
                                          Balance       Interest     (Annualized)        Balance     Interest    (Annualized)
                                          -------       --------     ------------        -------     --------    ------------
ASSETS
Deposits with Banks                    $    3,722       $    211         7.56%        $    4,980     $    280         7.49%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                         14,094            612         5.80%            11,964          372         4.15%
Trading Assets-Debt and Equity
  Instruments                              11,506            616         7.14%            11,602          545         6.27%
Securities:
 Held-to-Maturity                           8,355            422         6.76%             9,405          479         6.81%
 Available-for-Sale                        20,053          1,140         7.59%(b)         16,833          797         6.33%(b)
Loans                                      81,645          5,286         8.65%            74,674        4,165         7.45%
                                       ----------       --------                      ----------     --------
 Total Interest-Earning Assets            139,375          8,287         7.94%           129,458        6,638         6.85%
Allowance for Credit Losses                (2,465)                                        (2,941)
Cash and Due from Banks                     7,768                                          8,664
Risk Management Instruments                21,465                                         17,284
Other Assets                               13,006                                         13,285
                                       ----------                                     ----------
 Total Assets                          $  179,149                                     $  165,750
                                       ==========                                     ==========
LIABILITIES
Domestic Retail Deposits               $   41,415          1,143          3.69%       $   44,457          828          2.49%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                        5,656            233          5.51%            5,166          137          3.56%
Deposits in Foreign Offices                28,743          1,349          6.25%           23,079          695          4.01%
                                       ----------       --------                      ----------     --------
  Total Time and Savings Deposits          75,814          2,725          4.80%           72,702        1,660          3.05%
                                       ----------       --------                      ----------     --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                   24,185          1,028          5.68%           18,549          568          4.09%
  Commercial Paper                          3,792            164          5.77%            2,646           78          3.96%
  Other Borrowings                          8,542            422          6.61%            9,047          410          6.06%
                                       ----------       --------                      ----------     --------
   Total Short-Term and
    Other Borrowings                       36,519          1,614          5.90%           30,242        1,056          4.67%
Long-Term Debt                              7,634            412          7.22%            8,472          401          6.33%
                                       ----------       --------                      ----------     --------
  Total Interest-Bearing Liabilities      119,967          4,751          5.29%          111,416        3,117          3.74%
                                       ----------       --------                      ----------     --------
Demand Deposits                            20,252                                         21,904
Risk Management Instruments                22,071                                         15,582
Other Liabilities                           5,723                                          5,849
                                       ----------                                     ----------
  Total Liabilities                       168,013                                        154,751
                                       ----------                                     ----------
STOCKHOLDERS' EQUITY
Preferred Stock                             1,357                                          1,623
Common Stockholders' Equity                 9,779                                          9,376
                                       ----------                                     ----------
  Total Stockholders' Equity               11,136                                         10,999
                                       ----------                                     ----------
    Total Liabilities and
    Stockholders' Equity               $  179,149                                     $  165,750
                                       ==========                                     ==========
INTEREST RATE SPREAD                                                      2.65%                                        3.11%
                                                                          =====                                        =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $  3,536(a)       3.39%                      $  3,521(a)       3.63%
                                                        ========          =====                      ========          =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the nine months ended September 30, 1995 and September 30, 1994, the annualized rate for securities available-for-sale based on historical cost was 7.54% and 6.27%, respectively.

                                                               - 52 -

                                        CHEMICAL BANKING CORPORATION and Subsidiaries
                                               QUARTERLY FINANCIAL INFORMATION
                                             (in millions, except per share data)

                                                                            1995                               1994
                                                               -----------------------------------      --------------------
                                                                 Third        Second         First       Fourth        Third
                                                               Quarter       Quarter       Quarter      Quarter      Quarter
                                                               -------       -------       -------      -------      -------
INTEREST INCOME
Loans                                                        $   1,844      $  1,770     $   1,661     $  1,575     $  1,473
Securities                                                         535           513           505          445          422
Trading Assets                                                     211           205           199          177          181
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                181           212           219          178          151
Deposits with Banks                                                 62            67            82           91           86
                                                             ---------      --------     ---------     --------     --------
   Total Interest Income                                         2,833         2,767         2,666        2,466        2,313
                                                             ---------      --------     ---------     --------     --------
INTEREST EXPENSE
Deposits                                                           943           931           851          718          597
Short-Term and Other Borrowings                                    559           536           519          444          405
Long-Term Debt                                                     134           138           140          135          134
                                                             ---------      --------     ---------     --------     --------
   Total Interest Expense                                        1,636         1,605         1,510        1,297        1,136
                                                             ---------      --------     ---------     --------     --------
NET INTEREST INCOME                                              1,197         1,162         1,156        1,169        1,177
Provision for Losses                                               122           120           120           85          100
                                                             ---------      --------     ---------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES                   1,075         1,042         1,036        1,084        1,077
                                                             ---------      --------     ---------     --------     --------

NONINTEREST REVENUE
Trust and Investment Management Fees                                96            97            91           99          104
Corporate Finance and Syndication Fees                             157           129           119          133           97
Service Charges on Deposit Accounts                                 75            76            74           78           78
Fees for Other Financial Services                                  307           290           294          294          285
Trading Revenue                                                    213           171            56           45          212
Securities Gains (Losses)                                           47            69           (18)           1            6
Other Revenue                                                       82           129           254          165          202
                                                             ---------      --------     ---------     --------     --------
   Total Noninterest Revenue                                       977           961           870          815          984
                                                             ---------      --------     ---------     --------     --------

NONINTEREST EXPENSE
Salaries                                                           616           557           546          571          574
Employee Benefits                                                  104           117           107          110          108
Occupancy Expense                                                  131           129           135          142          145
Equipment Expense                                                   97            97           101          107          100
Foreclosed Property Expense                                        ---           (14)           (7)           2            2
Restructuring Charge                                               ---           ---           ---          260          ---
Other Expense                                                      309           362           364          401          382
                                                             ---------      --------     ---------     --------     --------
   Total Noninterest Expense                                     1,257         1,248         1,246        1,593        1,311
                                                             ---------      --------     ---------     --------     --------
INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF
   ACCOUNTING CHANGE                                               795           755           660          306          750
Income Tax Expense                                                 318           302           264          127          311
                                                             ---------      --------     ---------     --------     --------
INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                          477           453           396          179          439
Effect of Change in Accounting Principle                           ---           ---           (11)         ---          ---
                                                             ---------      --------     ---------     --------     --------
NET INCOME                                                   $     477      $    453     $     385     $    179     $    439
                                                             =========      ========     =========     ========     ========
NET INCOME APPLICABLE TO COMMON STOCK                        $     452      $    427     $     355     $    149     $    396
                                                             =========      ========     =========     ========     ========

EARNINGS PER SHARE:
Primary:
   Income Before Effect of Accounting Change                 $    1.74      $   1.72     $    1.49     $   0.61     $   1.59
   Effect of Change in Accounting Principle                        ---           ---         (0.04)         ---          ---
                                                             ---------      --------     ---------     --------     --------
   Net Income                                                $    1.74      $   1.72     $    1.45     $   0.61     $   1.59
                                                             =========      ========     =========     ========     ========
Assuming Full Dilution:
   Income Before Effect of Accounting Change                 $    1.70      $   1.68     $    1.46     $   0.61     $   1.56
   Effect of Change in Accounting Principle                        ---           ---         (0.04)         ---          ---
                                                             ---------      --------     ---------     --------     --------
   Net Income                                                $    1.70      $   1.68     $    1.42     $   0.61     $   1.56
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

             Litigation Relating to the Merger:
             On August 28, 1995, three complaints were filed in the Court of Chancery for New Castle County, Delaware, in actions entitled Simon
             v. Chase Manhattan Corporation, et al., Civil Action No. 14505, Rampel & Rampel, P.A. Profit Sharing Plan v. Chase Manhattan Corp., et. al., Civil Action No. 14506 and Goldstein v. Chase Manhattan Corp., et al., Civil Action No. 14508. The complaints, each of which purports to initiate a class action on behalf of all Chase stockholders, name Chase, the Corporation and certain current and former directors of Chase as defendants. The complaints allege that the Merger will entail breaches of fiduciary duties owed by the director defendants to Chase stockholders, alleging among other things that the consideration provided in the Merger by the Corporation is inadequate and that the Merger is unfair to Chase stockholders and a product of Chase directors' acting out of self-interest. The complaints also allege that the Corporation aided and abetted the Chase directors' alleged breach of fiduciary duties. The complaints seek, among other relief, an injunction preventing consummation of the Merger and damages in unspecified amounts. The Corporation and Chase believe the actions to be without merit and intend to contest them vigorously.

             On October 16, 1995, a complaint was filed in the United States District Court for the Southern District of New York in an action entitled Lambert v. Tobin and Chemical Banking Corporation. The complaint, which seeks to initiate a class action on behalf of persons who sold shares of the Corporation's Common Stock during the period from July 18, 1995 through August 25, 1995, names the Corporation and its Chief Financial Officer as defendants and alleges, among other things, that during such period, defendants had a duty to disclose the existence of merger negotiations and that the defendants made materially false and misleading statements regarding the possibility of a merger with Chase. The Corporation believes the action to be without merit and intends to contest it vigorously.

             Reference is made to Note 2 of this Form 10-Q for more information regarding the Merger.

Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------
             (A) Exhibits:


                    11    -   Computation of net income per share.
                    12(a) -   Computation of ratio of earnings to fixed charges.
                    12(b) -   Computation of ratio of earnings to fixed charges
                              and preferred stock dividend requirements.
                    27    -   Financial Data Schedule.
                    99    -   Supplemental Pro Forma Financial Statements.

             (B) Reports on Form 8-K:

                    The Corporation filed two reports on Form 8-K during the quarter ended September 30, 1995, as follows:

                    Form 8-K Dated July 20, 1995: July 18, 1995 Press Release - Results of Operations for Second Quarter 1995.

                    Form 8-K Dated August 27, 1995: Announcing Agreement and Plan of Merger, whereby Chase Manhattan Corporation will be merged with and into Chemical Banking Corporation.

                                                         SIGNATURE





                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CHEMICAL BANKING CORPORATION
                                                         (Registrant)







Date  November 14, 1995               By/s/           /s/Joseph L. Sclafani
      -----------------                               ------------------
                                                      Joseph L. Sclafani

                                                          Controller
                                                [Principal Accounting Officer]

                               INDEX TO EXHIBITS
                               -----------------


                             SEQUENTIALLY NUMBERED






EXHIBIT NO.            EXHIBITS                          PAGE AT WHICH LOCATED
-----------            --------                          ---------------------

  11                   Computation of net income                  57
                       per share

  12  (a)              Computation of ratio of                    58
                       earnings to fixed charges

  12  (b)              Computation of ratio of                    59
                       earnings to fixed charges
                       and preferred stock dividend
                       requirements

  27                   Financial Data Schedule                    60

  99                   Supplemental Pro Forma
                       Financial Statements                    61 - 68

                                   EXHIBIT 11
                 CHEMICAL BANKING CORPORATION and Subsidiaries
                      Computation of net income per share
                      -----------------------------------

Effective with the 1995 second quarter, the Corporation changed its reporting of earnings per share ("EPS") for all periods from simple EPS, (which is based solely on the average number of common shares outstanding), to reporting primary and fully diluted EPS (which are based on the average number of common and common equivalent shares outstanding). Previously, the Corporation reported simple EPS, since the differences between simple EPS and primary EPS or simple EPS and fully diluted EPS were not material (less than 3%).

Net income for primary and fully diluted earnings per share are computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the weighted average number of common and common equivalent shares outstanding during the period.

(in millions, except per share amounts):                           Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                   -------------------          -------------------
                                                                   1995           1994          1995           1994
                                                                   ----           ----          ----           ----
EARNINGS PER SHARE
Primary
-------
Earnings:
    Income Before Effect of Accounting Change                  $    477        $   439     $   1,326       $  1,115
    Effect of Change in Accounting Principle                        ---            ---           (11)(a)        ---
                                                               --------        -------     ---------       --------
    Net Income                                                 $    477        $   439     $   1,315       $  1,115
    Less:  Preferred Stock Dividend Requirements                     25             43            81            108
                                                               --------        -------     ---------       --------
    Net Income Applicable to Common Stock                      $    452        $   396     $   1,234       $  1,007
                                                               ========        =======     =========       ========
Shares:
    Average Common and Common Equivalent
      Shares Outstanding                                          260.1          248.6         251.3          253.0
                                                               ========        =======     =========       ========
Primary Earnings Per Share:
    Income Before Effect of Accounting Change                  $   1.74        $  1.59     $    4.95       $   3.98
    Effect of Change in Accounting Principle                        ---            ---         (0.04)(a)        ---
                                                               --------        -------     ---------       --------
    Net Income                                                 $   1.74        $  1.59     $    4.91       $   3.98
                                                               ========        =======     =========       ========
Assuming Full Dilution
----------------------
Earnings:
    Net Income Applicable to Common Stock                      $    452        $   396     $   1,234       $  1,007
    Add:  Applicable Dividend on Convertible
            Preferred Stock                                           -              5             7             15
                                                               --------        -------     ---------       --------
    Adjusted Net Income                                        $    452        $   401     $   1,241       $  1,022
                                                               ========        =======     =========       ========
Shares:
    Average Common and Common Equivalent
      Shares Outstanding                                          260.1          248.6         251.3          253.0
    Additional Shares Issuable Upon Exercise of Stock
      Options for maximum dilutive effect and Conversion
      of Preferred Stock (b)                                        6.0            7.7          17.5            7.6
                                                               --------        -------     ---------       --------
    Adjusted Shares of Common and Equivalent Shares
      Outstanding                                                 266.1          256.3         268.8          260.6
                                                               ========        =======     =========       ========
Earnings Per Share Assuming Full Dilution:
    Income Before Effect of Accounting Change                  $   1.70        $  1.56     $    4.66       $   3.92
    Effect of Change in Accounting Principle                        ---            ---         (0.04)(a)        ---
                                                               --------        -------     ---------       --------
    Net Income                                                 $   1.70        $  1.56     $    4.62       $   3.92
                                                               ========        =======     =========       ========

(a) On January 1, 1995, the Corporation adopted SFAS 106 for accounting for other postretirement benefits relating to the Corporation's foreign plans.
(b) During the second quarter of 1995, the Corporation called all of the outstanding shares of its 10% convertible preferred stock for redemption. Substantially all of the 10% convertible preferred stock was converted, at the option of the holders thereof, to common stock. The common stock was issued from treasury.

                                                       EXHIBIT 12(a)

                                       CHEMICAL BANKING CORPORATION and Subsidiaries

                                     Computation of ratio of earnings to fixed charges
                                               (in millions, except ratios)


                                                                                            Nine Months Ended
                                                                                            September 30, 1995
                                                                                            ------------------
EXCLUDING INTEREST ON DEPOSITS
------------------------------
Income before Income Taxes and Effect of
  Accounting Change                                                                                $  2,210
                                                                                                   --------

Fixed charges:
  Interest expense                                                                                    2,026
  One third of rents, net of income from subleases (a)                                                   69
                                                                                                   --------
Total fixed charges                                                                                   2,095

Less:  Equity in undistributed income of affiliates                                                    (113)
                                                                                                   --------

Earnings before taxes, fixed charges and effect of
  accounting change, excluding capitalized interest                                                $  4,192
                                                                                                   ========

Fixed charges, as above                                                                            $  2,095
                                                                                                   ========

Ratio of earnings to fixed charges                                                                     2.00
                                                                                                   ========

INCLUDING INTEREST ON DEPOSITS
Fixed charges, as above                                                                            $  2,095

Add:  Interest on deposits                                                                            2,725
                                                                                                   --------

Total fixed charges and interest on deposits                                                       $  4,820
                                                                                                   ========

Earnings before taxes, fixed charges and effect of accounting
  change, excluding capitalized interest, as above                                                 $  4,192

Add:  Interest on deposits                                                                            2,725
                                                                                                   --------

Total earnings before taxes, fixed charges, effect of accounting
  change and interest on deposits                                                                  $  6,917
                                                                                                   ========


Ratio of earnings to fixed charges                                                                     1.44
                                                                                                   ========


(a)  The proportion deemed representative of the interest factor.

                                                       EXHIBIT 12(b)

                                       CHEMICAL BANKING CORPORATION and Subsidiaries

                                     Computation of ratio of earnings to fixed charges
                                         and preferred stock dividend requirements
                                               (in millions, except ratios)

                                                                                         Nine Months Ended
                                                                                         September 30, 1995
                                                                                         ------------------
EXCLUDING INTEREST ON DEPOSITS
------------------------------
Income before Income Taxes and Effect
  of Accounting Change                                                                             $  2,210
                                                                                                   --------

Fixed charges:
   Interest expense                                                                                   2,026
   One third of rents, net of income from subleases (a)                                                  69
                                                                                                   --------
Total fixed charges                                                                                   2,095
                                                                                                   --------

Less:  Equity in undistributed income of affiliates                                                    (113)
                                                                                                   --------

Earnings before taxes, fixed charges and effect of accounting
  change, excluding capitalized interest                                                           $  4,192
                                                                                                   ========

Fixed charges, as above                                                                            $  2,095

Preferred stock dividends                                                                                81
                                                                                                   --------

Fixed charges including preferred stock dividends                                                  $  2,176
                                                                                                   ========

Ratio of earnings to fixed charges and
   preferred stock dividend requirements                                                               1.93
                                                                                                   ========
INCLUDING INTEREST ON DEPOSITS
Fixed charges including preferred stock dividends                                                  $  2,176

Add:  Interest on deposits                                                                            2,725
                                                                                                   --------

Total fixed charges including preferred stock
   dividends and interest on deposits                                                              $  4,901
                                                                                                   ========

Earnings before taxes, fixed charges and effect of accounting change,
  excluding capitalized interest, as above                                                         $  4,192

Add:  Interest on deposits                                                                            2,725
                                                                                                   --------

Total earnings before taxes, fixed charges, effect of account change
   and interest on deposits                                                                        $  6,917
                                                                                                   ========

Ratio of earnings to fixed charges
   and preferred stock dividend requirement                                                            1.41
                                                                                                   ========

(a)  The proportion deemed representative of the interest factor.