Form 10-K405
period 1995-12-31
CHEMICAL BANKING CORP
filed 1996-03-20
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934

 For the fiscal year ended                                    Commission file
     December 31, 1995                                         number 1-5805

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

           Title of Each Class                                                          Name of Each Exchange on
           -------------------                                                               which Registered
                                                                                        ------------------------
Common Stock........................................................................    New York Stock Exchange, Inc.
10.96% Cumulative Preferred Stock (Stated Value--$25)...............................    New York Stock Exchange, Inc.
8 3/8% Cumulative Preferred Stock (Stated Value--$25)...............................    New York Stock Exchange, Inc.
7.92% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock...............    New York Stock Exchange, Inc.
7.58% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock...............    New York Stock Exchange, Inc.
7 1/2% Cumulative Preferred Stock (Stated Value--$100) evidenced by
  Depositary Shares Representing One Quarter Share of Preferred Stock...............    New York Stock Exchange, Inc.
Adjustable Rate Cumulative Preferred Stock, Series L (Stated Value--$100)...........    New York Stock Exchange, Inc.
Rights to Purchase Units of Junior Participating Preferred Stock....................    New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

 Number of Shares of Common Stock outstanding on February 29, 1996: 250,539,802

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ---  ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Chemical Banking Corporation Common Stock held by non-affiliates of Chemical Banking Corporation on February 29, 1996 was $17,810,000,000.

        Document incorporated by reference                                                    Part of Form 10-K into
                 in this Form 10-K                                                              which incorporated
        ----------------------------------                                                    ----------------------
Proxy statement for the annual meeting of stockholders to be held May 21, 1996                       Part III
   (other than information included in the proxy statement pursuant to
   Rule 402 (i), (k) and (l) of Regulation S-K)

                                FORM 10-K INDEX

PART I                                                                                              PAGE
------                                                                                             ----
Item 1    Business.................................................................................   1
              Overview.............................................................................   1
              Organizational Review................................................................   1
              Competition..........................................................................   1
              Government Monetary Policies and Economic Controls...................................   2
              Supervision and Regulation...........................................................   2
              Foreign Operations...................................................................   5
              Distribution of Assets, Liabilities and Stockholders' Equity;
                Interest Rates and Interest Differential...........................................  77
              Investment Portfolio.................................................................  52
              Loan Portfolio.........................................................  24-28, 55, 84-85
              Summary of Loan Loss Experience............................................ 30, 56, 86-87
              Deposits........................................................................... 87-88
              Return on Equity and Assets..........................................................  13
              Short-Term Borrowings................................................................  57
Item 2    Properties...............................................................................   5
Item 3    Legal Proceedings........................................................................   6
Item 4    Submission of Matters to a Vote of Security Holders......................................   6
          Executive Officers of the Registrant.....................................................   7

Part II
-------
Item 5    Market for Registrant's Common Equity and Related
              Stockholder Matters..................................................................   8

Item 6    Selected Financial Data..................................................................   8
Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................................   8

Item 8    Financial Statements and Supplementary Data..............................................   8
Item 9    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.............................................................   8

Part III
--------
Item 10   Directors and Executive Officers of the Corporation......................................   9
Item 11   Executive Compensation...................................................................   9
Item 12   Security Ownership of Certain Beneficial Owners and
              Management...........................................................................   9

Item 13   Certain Relationships and Related Transactions...........................................   9

Part IV
-------
Item 14   Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.............................................................................  10


Part I
--------------------------------------------------------------------------------
ITEM 1: BUSINESS

On March 31, 1996, The Chase Manhattan Corporation ("Chase") will merge with and into Chemical Banking Corporation (the "Corporation"). Upon consummation of the merger, Chemical Banking Corporation will change its name to "The Chase Manhattan Corporation". (See The Merger with Chase on page 15 for a more complete description of the merger).

   Because the merger, which will be accounted for as a pooling of interests, occurred subsequent to December 31, 1995, the information presented in this Annual Report on Form 10-K does not give effect to the impact of the merger. Unless otherwise stated, the information presented relates to Chemical Banking Corporation prior to the merger with Chase. However, supplemental financial statements included on pages 97 through 103 present the combined financial condition and results of operations of Chemical Banking Corporation and Chase as if the merger had been in effect for all periods presented.

--------------------------------------------------------------------------------
OVERVIEW

The Corporation is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA").

   The Corporation conducts domestic and international financial services business through various bank and non-bank subsidiaries. At December 31, 1995, the principal bank subsidiaries of the Corporation were Chemical Bank, a New York banking corporation ("Chemical Bank"), and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Equity Holdings, Inc. ("Texas Commerce"), a Delaware bank holding company subsidiary of the Corporation. On December 31, 1991, Manufacturers Hanover Corporation ("MHC") merged with and into the Corporation (the "MHC Merger") and, on March 31, 1996, The Chase Manhattan Corporation ("Chase") will merge with and into the Corporation (the "Chase Merger"). At December 31, 1995, the Corporation was the fifth largest bank holding company in the United States in terms of total assets and Chemical Bank was the third largest bank in the United States in terms of total assets.

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

   Internationally, services also include correspondent banking arrangements, merchant banking, and underwriting and trading of Eurosecurities.

   The Corporation also provides products to ensure that a customer will have a specific currency exchange or interest rate at some future date. These products include interest rate and currency swaps, interest rate options, forward rate agreements, forward interest rate contracts, foreign exchange contracts and financial futures.

   The Corporation retains a 20% interest in the CIT Group Holdings, Inc. ("CIT"). CIT, directly or through its subsidiaries, engages in diversified financial services activities, primarily in the United States. For additional information pertaining to CIT, see the sections entitled "Overview", "Noninterest Revenue" and "Other Events" in the Management's Discussion and Analysis section at pages 14, 16 and 39, respectively.

   Certain amounts in prior periods have been reclassified to conform to the current presentation.

ORGANIZATIONAL REVIEW

The Corporation's activities are internally organized, for management reporting purposes, into various business sectors. A description of the Corporation's business sectors, as well as developments that have occurred during 1995 with respect to these business sectors, are discussed in the Management's Discussion and Analysis section beginning on page 20.

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

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and business of the Corporation are affected by general economic conditions, both domestic and international. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States, by foreign governments, and by international agencies can have important consequences on the financial performance of the Corporation. The Corporation is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which regulates the national supply of bank credit. Among the instruments of monetary policy available to the Federal Reserve Board are engaging in open-market operations in United States Government securities; changing the discount rates of borrowings of depository institutions; imposing or changing reserve requirements against depository institutions' deposits and certain assets of foreign branches; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates (including parent corporations such as the Corporation). These methods are used in varying combinations to influence the overall growth of bank loans, investments, and deposits, and the interest rates charged on loans or paid for deposits.

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

Dividend Restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of the Corporation are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chemical Bank, or by a national bank, such as Texas Commerce Bank National Association, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits". The New York State Banking Department imposes a similar recent earnings test on the payment of dividends by New York State-chartered banks, such as Chemical Bank.

   In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1996, without the approval of their relevant banking regulators, pay dividends estimated at approximately $423 million to their respective bank holding companies, plus an additional amount equal to their net income from January 1, 1996 through the date in 1996 of any such dividend payment.

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

   For a further discussion of the dividend restrictions imposed on the Corporation's bank subsidiaries, see Note 15, "Restrictions on Cash and Intercompany Fund Transfers" on page 62.

Risk-Based Capital: The Federal banking regulatory authorities have also adopted risk-based capital and leverage guidelines, which require that the Corporation's capital-to-assets ratios meet certain minimum standards.

   The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, a banking organization's capital is divided into two tiers. Tier 1 Capital includes common equity, qualifying perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangibles and other assets. Tier 2 Capital includes, among other items, perpetual preferred equity not qualifying for Tier 1, limited-life preferred stock with an original maturity of greater than 20 years, mandatory convertible debt, subordinated debt and intermediate-term preferred stock with an original weighted average maturity of at least five years, qualifying allowance for credit losses, less required deductions as provided by regulation. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

   Banking organizations are required to maintain a Total risk-based capital ratio (Total Capital to risk-weighted assets) of 8% of which at least 4% must be Tier 1 Capital.

   The Federal banking regulatory authorities have also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest rate risk); excellent asset quality; high liquidity; good earnings; and, in general, are considered strong banking organizations. Other banking organizations are expected to have ratios of at least 4% - 5% depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization.

    The Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA") required each Federal banking regulator to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities. On December 15, 1994, the Federal banking regulators adopted amendments to their respective risk-based capital requirements that explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculation as a result of such factors. On August 2, 1995, the Federal banking regulators published amendments to their risk-based capital rules that include interest-rate risk as a qualitative factor to be considered in assessing capital adequacy. Concurrent with the publication of the amendments, the Federal banking regulators proposed a system for measuring interest rate risk and announced their intention, after a trial period to evaluate the reliability and accuracy of the proposed system, to initiate a rulemaking process for the purpose of amending the risk-based capital rules to include an explicit capital charge for interest-rate risk that will be based upon the level of a banking organization's measured interest-rate risk exposure.

    On July 14, 1995, the Federal banking regulators issued a proposal to amend their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Under the proposal, banking organizations with relatively large trading activities would calculate their capital charges for market risk using their own internal value-at-risk models (subject to parameters set by the regulators) or, alternatively, risk management techniques developed by the regulators. The effect of the proposed rules would be that, in addition to existing capital requirements for credit risk, certain institutions, including the Corporation, would be required to hold capital based on the measure of their market risk exposure. These institutions would be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 Capital. The proposed rule would go into effect at the end of 1997.

FDICIA: FDICIA required the FDIC to establish a risk-based assessment system for FDIC deposit insurance and revises certain provisions of the Federal Deposit Insurance Act as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' Federal banking regulators, and requires the Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

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

   At December 31, 1995, each of the Corporation's banking subsidiaries were "well capitalized".

Brokered Deposits: The ability of depository institutions to accept brokered deposits is regulated under FDICIA. The term "brokered deposits" is defined to include deposits that are solicited by a bank's affiliates on its behalf. A significant portion of Chemical Bank's wholesale deposits are solicited on its behalf by a broker-dealer affiliate of Chemical Bank and are considered brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is not permitted to pay interest on brokered deposits accepted in such institution's normal market area at rates that "significantly exceed" rates paid on deposits of similar maturity in such area, and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" are the same as those utilized in the "prompt corrective action" rules described above.

FDIC Insurance Assessments: Under the FDIC's risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits. Effective June 1995, such premiums ranged from 4 basis points to 31 basis points of domestic deposits. Effective January 1, 1996, depository institutions in the top risk classification category will pay only the statutory minimum of $2,000 annually for deposit insurance and remaining depository institutions will pay premiums ranging from 3 basis points to 30 basis points of domestic deposits. Each of the Corporation's banks, including Chemical Bank and Texas Commerce Bank National Association, will pay the statutory minimum premium. The rate schedule is subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

Other FDICIA Rules: Other rules that have been adopted pursuant to FDICIA include: (i) real estate lending standards for banks, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules relating to consumer lending, including regulations governing advertising and disclosures required for consumer deposit accounts; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules implementing the FDICIA provision prohibiting, with certain exceptions, FDIC-insured state banks from making equity investments of the types and amount, or from engaging as principal in activities, not permissible for national banks;
(v) rules mandating enhanced financial reporting and audit requirements; (vi) notice provisions in the case of branch closings; and (vii) rules addressing certain "safety and soundness" issues.

POWERS OF THE FDIC UPON INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") imposes liability on an FDIC-insured depository institution (such as the Corporation's bank subsidiaries) for costs incurred by the FDIC in connection with the insolvency of other FDIC-insured institutions under common control with such institution (commonly referred to as "cross-guarantees" of insured depository institutions). An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution.

   In the event an insured depository institution becomes insolvent, or upon the occurrence of certain other events specified in the Federal Deposit Insurance Act, whenever the FDIC is appointed the conservator or receiver of such insured depository institution, the FDIC has the power: (i) to transfer any of such bank's assets and liabilities to a new obligor (including, but not limited to, another financial institution acquiring all or a portion of the bank's business, assets or liabilities), without the approval of such bank's creditors; (ii) to enforce the terms of such bank's contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which such depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of such depository institution's assets. Such provisions of the Federal Deposit Insurance Act would be applicable to obligations and liabilities of those of the Corporation's subsidiaries that are insured depository institutions, such as Chemical Bank and Texas Commerce Bank National Association, including without limitation, obligations under senior or subordinated debt issued by such banks to investors (hereinafter referred to as "public noteholders") in the public markets.

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

OTHER SUPERVISION AND REGULATION: Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each bank subsidiary and to commit resources to support such bank subsidiary in circumstances where it might not do so absent such policy. Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

   The Corporation's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chemical Bank, as a New York State-chartered bank and member bank of the Federal Reserve System, is subject to supervision and regulation of the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. The Corporation's national bank subsidiaries, such as Texas Commerce Bank National Association and Chemical Bank National Association, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The activities of the Corporation's broker-dealers are subject to the regulations of the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., and, in the case of Chemical Securities Inc. (the Corporation's "Section 20" subsidiary ("CSI")), are subject to the supervision and regulation of the Federal Reserve Board (which has imposed conditions governing CSI's activities, including limitations on the gross revenues that may be derived from certain of CSI's activities). Additionally, various securities activities conducted by the bank subsidiaries of the Corporation, such as acting as a transfer agent, the making available of mutual funds and providing other types of investment management services, are subject to the regulations of the Securities and Exchange Commission and, with respect to certain activities of its mutual funds, the Federal Reserve Board. Numerous Federal and state consumer laws impose requirements on the making, enforcement and collection of consumer loans, including credit card loans, and on the types of disclosures that need to be made in connection with such loans. Finally, the types of activities in which the foreign branches of Chemical Bank and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Such foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

FOREIGN OPERATIONS

For geographic distributions of average assets, total revenue, total expense, income before income tax expense and net income, see Note Twenty Four, "International Operations", on page 71. For a discussion of foreign loans, see Note Five, "Loans", on page 55 and see the sections entitled "Foreign Portfolio" and "Cross-Border Outstandings," on pages 27 and 28.

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

LITIGATION RELATING TO THE CHASE MERGER:

On August 28, 1995, three complaints were filed in the Court of Chancery for New Castle County, Delaware, in actions entitled Simon v. Chase Manhattan Corporation, et al., Civil Action No. 14505, Rampel & Rampel, P.A. Profit Sharing Plan v. Chase Manhattan Corp., et. al., Civil Action No. 14506 and Goldstein v. Chase Manhattan Corp., et al., Civil Action 14508. The complaints, each of which purports to initiate a class action on behalf of all Chase stockholders, name Chase, the Corporation and certain current and former directors of Chase as defendants. The complaints allege that (i) the Chase Merger entails breaches of fiduciary duties owed by the director defendants to Chase stockholders, (ii) the consideration provided in the Chase Merger by the Corporation is inadequate, (iii) the Chase Merger is unfair to Chase stockholders and a product of Chase directors' acting out of self-interest and (iv) the Corporation aided and abetted the Chase directors' alleged breach of fiduciary duties. The complaints seek, among other relief, an injunction preventing consummation of the Chase Merger and damages in unspecified amounts. The Corporation and Chase believe the actions to be without merit and intend to contest them vigorously.

--------------------------------------------------------------------------------
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote at a Special Meeting of Stockholders of the Corporation. The Special Meeting of the Stockholders was held on December 11, 1995. A total of 195,065,240 shares, or 78.1% of the 249,904,977 shares entitled to vote at the Special Meeting, were represented at the meeting.

(1) Approval and Adoption of the Agreement and Plan of Merger ("the Merger Agreement")

- The approval and adoption of the Merger Agreement providing for a merger of The Chase Manhattan Corporation with and into the Corporation, with the combined entity adopting the Chase name was approved by 99.4% of the votes cast. The proposal received a "for" vote of 193,265,800 and an "against" vote of 1,164,519. The number of votes abstaining was 634,921. There were no broker non-votes.

(2) Amendment and Restatement of the Corporation's
    Certificate of Incorporation

- A proposal to amend and restate the Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $1.00 per share, from 400 million to 750 million shares and to make certain other technical amendments was approved by 99.0% of the votes cast. The proposal received a "for" vote of 192,109,363 and an "against" vote of 1,916,798. The number of votes abstaining was 1,039,079. There were no broker non-votes.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                             POSITIONS AND OFFICES HELD
NAME                             AGE         WITH THE CORPORATION AND WITH CHEMICAL BANK
------------------------------------------------------------------------------------------------------------------
Walter V. Shipley                60          Chairman of the Board and Chief Executive Officer of the Corporation
                                             and Chemical Bank. From the MHC Merger until December 31, 1993,
                                             President of the Corporation and Chemical Bank. Prior to the MHC
                                             Merger, Mr. Shipley had served as Chairman and Chief Executive
                                             Officer of Chemical Banking Corporation and Chemical Bank since 1983.
                                             Director of the Corporation and Chemical Bank since 1982.

Edward D. Miller                 55          President of the Corporation and Chemical Bank. From the MHC Merger
                                             until December 31, 1993, Vice Chairman of the Corporation and
                                             Chemical Bank. A Director of the Corporation and Chemical Bank since the MHC Merger. Prior to the MHC Merger, Mr. Miller had served as a
                                             Vice Chairman and a Director of MHC since December 1988.

William B. Harrison Jr.          52          Vice Chairman of the Corporation and Chemical Bank. A Director of the
                                             Corporation since the MHC Merger and of Chemical Bank since August
                                             1990. Prior to the MHC Merger, Mr. Harrison had been an Executive
                                             Officer of the Corporation since 1988.


Peter J. Tobin                   52          Executive Vice President and Chief Financial Officer of the Corporation
                                             and Chemical Bank. Prior to the MHC Merger, Mr. Tobin had served in the same capacity for MHC since December 1985.

William C. Langley               57          Executive Vice President and Chief Credit and Risk Policy Officer of
                                             the Corporation and Chemical Bank. Prior to the MHC Merger, Mr.
                                             Langley had served as Executive Vice President of MHC since 1983.


Unless otherwise noted, all of the Corporation's above-named executive officers have continuously held senior-level positions with the Corporation and Chemical Bank during the five fiscal years ended December 31, 1995. There are no family relationships among the foregoing executive officers.

Part II
--------------------------------------------------------------------------------
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of the Corporation's Common Stock are listed on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and the Republic of Ireland. For the quarterly high and low prices of the Common Stock on the New York Stock Exchange and the quarterly dividends declared data for the Corporation's common stock for the last two years, see the section entitled "Quarterly Financial Information" on page 75.

   At February 29, 1996, there were approximately 56,640 holders of record of the Corporation's Common Stock.

--------------------------------------------------------------------------------
ITEM 6: SELECTED FINANCIAL DATA

For five-year selected financial data, see "Summary of Selected Financial Data" on page 13.

--------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears on pages 13 through 41.

--------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements appear, together with the Notes thereto and the report of Price Waterhouse LLP dated January 16, 1996 thereon, on pages 42 through 74.

   Supplementary financial data for each full quarter within the two years ended December 31, 1995 is included on page 75 in the table entitled "Quarterly Financial Information". Also included is the "Consolidated Balance Sheet" for Chemical Bank and Subsidiaries on page 76.

--------------------------------------------------------------------------------
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III
-----------------------------------------------------------------------
ITEM 10:DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

          See Item 13 below.
-----------------------------------------------------------------------
ITEM 11:EXECUTIVE COMPENSATION

          See Item 13 below.
-----------------------------------------------------------------------
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          See Item 13 below.
-----------------------------------------------------------------------
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G (3) to Form 10-K, the information to be provided by Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to the Corporation's definitive proxy statement for the annual meeting of stockholders, to be held May 21, 1996, which proxy statement will be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Corporation's 1995 fiscal year.

Part IV
------------------------------------------------------------------------
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

    1. Financial Statements

    The consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 42.

    2. Financial Statement Schedules
       None.

    3. Exhibits

    2.1 Agreement and Plan of Merger, dated as of August 27, 1995, between Chemical Banking Corporation and The Chase Manhattan Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

    2.2 Stock Option Agreement, dated as of August 27, 1995, between Chemical Banking Corporation, as Issuer, and The Chase Manhattan Corporation, as Grantee (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

    2.3 Stock Option Agreement, dated as of August 27, 1995, between The Chase Manhattan Corporation, as Issuer, and Chemical Banking Corporation, as Grantee (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation.

    2.4 Employee Benefits Agreement, dated as of August 27, 1995, between Chemical Banking Corporation and The Chase Manhattan Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

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

------------------------------------------------------------------------
    4.4 (d) Form of Third Supplemental Indenture dated as of December 31, 1991 among Chemical Banking Corporation, Manufacturers Hanover Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York (National Association), as Trustee, to the Indenture dated as of June 1, 1982 (incorporated by reference to Exhibit 4.14(d) of the Annual Report on Form 10-K dated December 31, 1991 of Chemical Banking Corporation).

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

    4.6 (a) Form of Indenture dated as of May 15, 1993 between Margaretten Financial Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

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

    10.1 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Chemical Banking Corporation).

    10.2 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Chemical Banking Corporation).

    10.3 Deferred Compensation Plan for Non-Employee Directors of Chemical Banking Corporation and Chemical Bank, as amended and restated effective December 15, 1992 (incorporated by reference to Exhibit
            10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.4 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.5 Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers.

    10.6 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

------------------------------------------------------------------------
    10.7    Permanent Life Insurance Options Plan (incorporated by reference to
            Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.8 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries.

    10.9 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995.

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

    23.1    Consent of Independent Accountants.

    27.1    Financial Data Schedule.

    99.0    Supplemental Pro Forma Financial Statements.

The Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the following outstanding nonregistered long-term debt of the Corporation and its subsidiaries: Floating Rate Subordinated Note Due 1998 of the Corporation; Subordinated Floating Rate Notes Due 2003 of the Corporation; Floating Rate Note Due 2002 of the Corporation; Zero-Coupon Note Due 2002 of the Corporation; Serial Zero Coupon Guaranteed Notes Due 1984-2003 of the Corporation; 8.35% Senior Notes Due January 27, 2000 of the Corporation; Floating Rate Senior Notes Due October 17, 2001 of the Corporation; Senior Floating Rate Notes Due to 2000 of the Corporation; 7 1/4% Subordinated Notes Due 2002 of Chemical Bank; 7% Subordinated Notes Due 2005 of Chemical Bank; Floating Rate Subordinated Notes Due May 5, 2003 of Chemical Bank; Floating Rate Subordinated Notes Due June 15, 2000 of Chemical Bank; Floating Rate Subordinated Notes Due July 29, 2003 of Chemical Bank; 6.58% Subordinated Notes Due 2005 of Chemical Bank; 6.70% Subordinated Notes Due 2008 of Chemical Bank; 6.125% Subordinated Notes Due 2008 of Chemical Bank; Adjustable Rate Notes Due April 1, 2011 of Texas Commerce Bancshares, Inc.; Floating Rate Subordinated Notes Due 1997 of Manufacturers Hanover Corporation; Floating Rate Subordinated Capital Notes Due April 1997 of Manufacturers Hanover Trust Company; and LIBOR Note, Series C, Due March 1998 of Manufacturers Hanover Corporation. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

(b) REPORTS ON FORM 8-K

- A Current Report on Form 8-K dated October 18, 1995 was filed setting forth the Corporation's financial results for the 1995 third quarter.

- A Current Report on Form 8-K dated October 26, 1995 was filed setting forth certain financial information for The Chase Manhattan Corporation and pro forma combined financial information for the combined entity giving effect to the merger.

- A Current Report on Form 8-K dated December 14, 1995 was filed announcing that stockholders of the Corporation as well as stockholders of The Chase Manhattan Corporation had approved the planned merger of the two companies.

- A Current Report on Form 8-K dated December 19, 1995 was filed announcing that the Corporation had completed the sale of half of its 40% interest in The CIT Group.

MANAGEMENT'S DISCUSSION AND ANALYSIS                Chemical Banking Corporation
SUMMARY OF SELECTED FINANCIAL DATA                  and Subsidiaries

(in millions, except per share and ratio data)
As of or for the year ended December 31,                   1995          1994          1993          1992          1991
-----------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net Interest Income                                    $  4,689      $  4,674      $  4,636      $  4,598      $  4,080
Provision for Losses                                        478           550         1,259         1,365         1,345
Noninterest Revenue                                       3,766         3,597         4,024         3,026         2,862
Noninterest Expense                                       5,001         5,509         5,293         4,930         5,307
Income Tax Expense                                        1,160           918           539           243           136
Income Before Effect of Accounting Changes                1,816         1,294         1,569         1,086           154
Net Effect of Changes in Accounting Principles(a)           (11)           --            35            --            --
Net Income                                             $  1,805      $  1,294      $  1,604      $  1,086      $    154
-----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Income Before Effect of Accounting Changes: Primary    $   6.77      $   4.60      $   5.57      $   3.85      $    .11
Income Before Effect of Accounting Changes:
  Fully-Diluted                                            6.51          4.54          5.48          3.81           .11
Net Income Per Share: Primary                              6.73          4.60          5.71          3.85           .11
Net Income Per Share: Fully-Diluted                        6.47          4.54          5.62          3.81           .11
Book Value at December 31,                                42.56         37.88         37.60         32.43         31.02
Market Value at December 31,                              58.75         35.88         40.13         38.63         21.25
Cash Dividends Declared(b)                                 1.94          1.64          1.37          1.20          1.05
-----------------------------------------------------------------------------------------------------------------------
PRO FORMA(c)
Net Income                                             $  1,816      $  1,446      $  1,305      $    784      $    540
Net Income Per Common Share: Primary                       6.77          5.20          4.53          2.61          2.21
Net Income Per Common Share:Fully-Diluted                  6.51          5.13          4.47          2.61          2.20
Return on Average Common Stockholders' Equity             17.19%        13.94%        13.22%         8.37%         6.74%
-----------------------------------------------------------------------------------------------------------------------
TOTAL AT YEAR-END
Loans                                                  $ 82,143      $ 78,767      $ 75,381      $ 82,010      $ 84,237
Total Assets                                            182,926(d)    171,423(d)    149,888       139,655       138,930
Deposits                                                 98,417        96,506        98,277        94,173        92,950
Long-Term Debt                                            7,329         7,991         8,192         6,798         5,738
Total Stockholders' Equity                               11,912        10,712        11,164         9,851         7,281
-----------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Return on Average Total Assets                             1.00%(d)       .78%(d)      1.11%          .78%          .11%
Return on Average Common Stockholders' Equity             17.08         12.32         16.66         12.36           .33
Return on Average Total Stockholders' Equity              16.00         11.80         15.16         11.65          2.02
Common Dividend Payout                                       28            35            24            32         1,280
Efficiency Ratio(e)                                          59            63            58            61            65
-----------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Tier 1 Leverage(f)                                         6.43%         6.26%         7.16%         6.88%         4.81%
Tier 1 Risk-Based Capital Ratio(f)                         8.45          8.02          7.93          7.20          5.01
Total Risk-Based Capital Ratio(f)                         12.10         11.97         11.86         11.29          8.90
-----------------------------------------------------------------------------------------------------------------------

(a) On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for the accounting for other postretirement benefits relating to the Corporation's foreign plans. On January 1, 1993, the Corporation adopted SFAS 106 for its domestic plans, which resulted in a charge of $415 million and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109")which resulted in an income tax benefit of $450 million. (b) The 1991 amount excludes cash dividends of $.29 per share of Class B Common Stock. The Class B Common Stock was converted into the Corporation's Common Stock in the first quarter of 1992. (c) The Corporation recognized its remaining Federal income tax benefits in 1993. The pro forma section presents the earnings prior to 1994 on a fully-taxed basis and excludes the impact of the $11 million accounting change in 1995, the $260 million restructuring charge in 1994, the $115 million merger-related charge and $35 million benefit of accounting changes in 1993 and the $625 million restructuring charge in 1991. (d) On January 1, 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FASI 39"). Excluding the gross up impact of FASI 39, the return on average assets for 1995 and 1994 was 1.14% and 0.86%, respectively. (e) Excludes restructuring charges, foreclosed property expense and, in 1994 and 1993, gains on emerging markets past-due interest bond sales. (f) Risk-based capital and leverage ratios exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chemical Securities Inc., as well as the Corporation's investment in this subsidiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
On March 31, 1996, The Chase Manhattan Corporation ("Chase") will merge with and into Chemical Banking Corporation (the "Corporation"). Upon consummation of the merger, Chemical Banking Corporation will change its name to "The Chase Manhattan Corporation" ("New Chase"). (See The Merger with Chase on page 15 for a further description of the merger).

   Because the merger, which will be accounted for as a pooling of interests, occurred subsequent to December 31, 1995, the information presented in this Annual Report on Form 10-K does not give effect to the impact of the merger. Consequently, unless otherwise expressly stated, the information presented relates to Chemical Banking Corporation prior to the merger with Chase. Supplemental financial statements that reflect the combined financial condition and results of operations of the Corporation and Chase, as if the merger had been in effect for all periods presented, are included on pages 97 through 103.
--------------------------------------------------------------------------------

- OVERVIEW

Chemical Banking Corporation (the "Corporation") reported record net income of $1,805 million for 1995, an increase of 39% from net income of $1,294 million in 1994. The 1994 results included a fourth quarter restructuring charge of $260 million ($152 million after-tax). The Corporation's primary earnings per share were $6.73 in 1995, an increase of 46% from $4.60 in 1994. On a fully-diluted basis, earnings per share were $6.47 in 1995, compared with $4.54 for the prior year.

   Excluding the fourth quarter of 1994 restructuring charge, net income for 1995 increased 25% from comparable earnings of $1,446 million in 1994. Primary earnings per share increased 29% from $5.20 in 1994, while fully-diluted earnings per share increased 26% from $5.13 a year ago. The 1995 results were characterized by revenue growth, lower expenses and a disciplined use of capital.

   On December 1, 1994, the Corporation announced a two-year program ("Actions to Improve Earnings Per Share") designed to produce earnings per share growth of more than 15% in 1995 and in 1996, an efficiency ratio of 60% in 1995 and 57% by 1996, and a return on common stockholders' equity of 15% in 1995 and 16% by 1996.

   The following table compares the Corporation's 1995 actual results with the goals announced in the Corporation's Actions to Improve Earnings Per Share program.

Year Ended December 31,              1995 Goals           1995 Results
----------------------------------------------------------------------
Earnings Per Share Growth             Above 15%                    26%
Efficiency Ratio                            60%                    59%
Return on Common Stockholders'
  Equity                                    15%                    17%
Annual Core Revenue Growth                   4%                     4%
Annual Core Expense Growth                 Flat            Declined 1%
Capital Discipline:                Divestitures              Completed
                                  Stock buyback          In process(a)
----------------------------------------------------------------------
(a)  Buyback program modified in accordance with
     "pooling-of-interests" accounting rules.


   In connection with the capital discipline phase of the program, the Corporation took the following actions during 1995:

- The Corporation completed two transactions in the fourth quarter as part of its plan to free up capital through the sale of non-strategic businesses. On October 6, 1995, the Corporation sold its banking operations in southern and central New Jersey to PNC Bank Corp. for approximately $490 million. The sale did not include the Corporation's franchise in northeastern New Jersey, where it retains 39 branches and private banking operations. On December 15, 1995, the Corporation completed the sale of half its 40% interest in the CIT Group Holdings, Inc. ("CIT") to The Dai-Ichi Kangyo Bank for approximately $430 million. The two transactions resulted in a net after-tax gain of approximately $25 million.

- In the 1995 first quarter, the Corporation sold its interest in Far East Bank and Trust Company in the Philippines, resulting in an $85 million gain ($51 million after tax). This transaction was part of the Corporation's plan to sell minority interests in overseas entities that are not considered strategic.

- The Corporation formed a joint venture with Mellon Bank Corporation that provides stock transfer and related shareholder services to publicly-held companies. The joint venture is a 50/50 partnership, with both entities sharing equally in the joint venture's initial capitalization, including investments in new technology.

CREDIT PROFILE

The Corporation's nonperforming assets at December 31, 1995 were $906 million, a decline of 20% from $1,139 million at year-end 1994. As a result of the continued decline in nonperforming assets, the ratio of the allowance for credit losses to nonperforming loans reached 278% at December 31, 1995, compared with 267% at December 31, 1994. Nonperforming assets have declined by $5,681 million, or 86%, from their peak level of $6,587 million in September 1992.

CAPITAL

At December 31, 1995, the Corporation's Tier 1 Capital and Total Capital ratios were 8.45% and 12.10%, respectively, well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). At December 31, 1995, the Corporation was "well capitalized", as defined by the Federal Reserve Board.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
-THE MERGER WITH CHASE

On March 31, 1996, Chase will merge with and into the Corporation. Upon consummation of the merger, the Corporation will have in excess of $300 billion in total assets and $20 billion in shareholders' equity making it the largest banking institution in the United States.

   Under the terms of the merger agreement, approximately 186 million shares of the Corporation's common stock will be issued in exchange for all of the outstanding shares of Chase's common stock (based on an exchange ratio of 1.04 shares of the Corporation's common stock for each share of Chase's common stock). All of Chase's series of preferred stock will be exchanged on a one-for-one basis for a corresponding series of the Corporation's preferred stock having substantially the same terms as the Chase preferred stock so converted. The merger will be accounted for as a pooling of interests. The supplemental financial statements presented on pages 97 through 103 of this report present the financial condition and results of operations of the Corporation and Chase as if the merger had been in effect for all periods presented.

   At the time of the merger announcement on August 28, 1995, it was estimated that annual cost savings from the merger would be $1.5 billion to be achieved within three years of the merger date by consolidating certain operations and eliminating redundant costs. In connection with the merger announcement, the Corporation estimated that it would take a pre-tax merger charge of $1.5 billion, principally as a result of severance expenses associated with the elimination of approximately 12,000 positions from a combined staff of 75,000 located in 39 states and 51 countries and expenses associated with the elimination of offices and redundant operations. Since the date of the merger announcement, the Corporation has continued to evaluate the costs anticipated to be incurred in connection with the merger, as well as the cost savings from the merger, and currently anticipates that the merger-related restructuring charge, as well as the cost savings, will each be higher than originally announced.


   For further information regarding the merger, see Note Two of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
-RESULTS OF OPERATIONS

NET INTEREST INCOME
Year Ended December 31, (in millions)                   1995       1994
-----------------------------------------------------------------------
Net Interest Income:
  Domestic                                          $  3,887   $  3,818
  Overseas                                               802        856
-----------------------------------------------------------------------
Total Net Interest Income                              4,689      4,674
Taxable Equivalent Adjustment                             26         24
-----------------------------------------------------------------------
Net Interest Income-Taxable Equivalent Basis(a)     $  4,715   $  4,698
-----------------------------------------------------------------------
Average Interest-Earning Assets:
  Domestic                                          $104,060   $ 96,448
  Overseas                                            37,555     33,597
-----------------------------------------------------------------------
Total Average Interest-Earning Assets:              $141,615   $130,045
-----------------------------------------------------------------------
Net Yield on Interest-Earning Assets:
  Domestic                                              3.76%      3.98%
  Overseas                                              2.14       2.55
-----------------------------------------------------------------------
Consolidated Net Yield on Interest-Earning Assets       3.33%      3.61%
-----------------------------------------------------------------------

(a) Reflected on a taxable equivalent basis in order to permit comparisons of yields on tax-exempt and taxable assets.

   Reported net interest income for 1995 was $4,689 million, compared with $4,674 million in 1994. The 1995 results were affected by the securitization of $2.25 billion in credit card receivables and the sale of certain New Jersey operations in the fourth quarter, which reduced 1995 net interest income by $49 million and $33 million, respectively. Excluding the impact of these factors, the improvement in 1995 when compared with the prior year was primarily due to an $11.6 billion increase in interest-earning assets (led by growth in consumer loans) and a reduction in the cost of carrying nonperforming loans, partially offset by narrower spreads.

   The interest rate spread, which is the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities, was 2.59% for 1995, compared with 3.07% for 1994. The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.33% in 1995, compared with 3.61% in 1994. The declines in 1995 principally reflected narrower loan spreads due to increased pressure on loan pricing, the impact of higher interest rates on wholesale funding, and the securitization of credit card receivables. These factors were partially offset by the reduction in nonperforming loans and an increased contribution from noninterest-bearing funds.

   The following table reflects the composition of interest-earning assets as a percentage of total earning assets as well as the interest rate spread and the net yield on interest-earning assets for the periods indicated.

AVERAGE INTEREST-EARNING ASSET MIX
Year Ended December 31, (in billions)               1995             1994
----------------------------------------------------------------------------
Consumer Loans                                $ 33.2    24%    $ 27.3    21%
Commercial Loans                                48.4    34       47.9    37
---------------------------------------------------------------------------
Total Loans                                     81.6    58       75.2    58
Securities                                      29.9    21       26.2    20
Liquid Interest-Earning Assets                  30.1    21       28.6    22
---------------------------------------------------------------------------
Total Interest-Earning Assets                 $141.6   100%    $130.0   100%
---------------------------------------------------------------------------
Interest Rate Spread                            2.59%            3.07%
---------------------------------------------------------------------------
Consolidated Net Yield on
  Interest-Earning Assets                       3.33%            3.61%
---------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
   The Corporation's average total loans in 1995 were $81.6 billion, compared with $75.2 billion in 1994. The increase reflected the continued growth in consumer loans (principally from residential mortgage and credit card activities) and commercial lending, partially offset by a reduction in the commercial real estate portfolio.

   The growth in interest-earning assets was funded by a $9.6 billion increase in interest-bearing liabilities. For 1995, average interest-bearing liabilities were $121.7 billion, compared with $112.1 billion for 1994, principally due to a higher level of foreign interest-bearing deposits and Federal funds purchased and securities sold under repurchase agreements. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions and for its securities portfolio.

   The negative impact on net interest income from nonperforming loans (excluding nonperforming loans held for accelerated disposition) in 1995 was $53 million, compared with $65 million in 1994, reflecting the continued reduction in the level of the Corporation's nonperforming loans.

   The favorable impact on net interest income from the Corporation's asset/liability derivative activities, whereby derivative instruments are used in order to alter the yield on certain of the Corporation's assets and liabilities, was $28 million for 1995, compared with $190 million for 1994. For a further discussion of derivative instruments used in the Corporation's asset/liability management ("ALM") activities as well as the Corporation's sensitivity to interest rates, see the Asset/Liability Management section on pages 32-36.

   For additional information on average balances and net interest income, see the Average Consolidated Balance Sheets, Interest and Rates on pages 78 to 83.

PROVISION FOR LOSSES

The provision for losses in 1995 was $478 million, compared with $550 million in 1994, as a result of a decline in loan net charge-offs due to an overall improvement in the Corporation's credit profile. For a discussion of the Corporation's net charge-offs, see page 24.

NONINTEREST REVENUE

Noninterest revenue totaled $3,766 million in 1995, an increase of 5% when compared with 1994. The 1995 results reflected increased revenues from corporate finance and syndication fees, fees for other financial services, credit card revenue and securities gains. These increases were partially offset by declines in trust and investment management fees, trading revenue, and losses on emerging markets bond sales.

   The following table presents the components of noninterest revenue for the periods indicated.


Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Corporate Finance and Syndication Fees      $  531     $  405
Trust and Investment Management Fees           379        421
Credit Card Revenue                            378        315
Service Charges on Deposit Accounts            297        300
Fees for Other Financial Services              850        833
-------------------------------------------------------------
Total Fees and Commissions                   2,435      2,274
Trading Revenue                                624        645
Securities Gains                               119         66
Other Revenue                                  588        612
-------------------------------------------------------------
Total Noninterest Revenue                   $3,766     $3,597
-------------------------------------------------------------

FEES AND COMMISSIONS

Corporate finance and syndication fees include revenue from managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations and mergers and acquisitions; and arranging private placements and underwriting debt and equity securities. Corporate finance and syndication fees in 1995 reached a record level of $531 million, a 31% increase from the prior year, reflecting increases in global investment banking activities, especially loan syndications and new issues of high-yield securities. During 1995, the Corporation acted as agent or co-agent for approximately $423 billion of syndicated credit facilities, compared with $319 billion in 1994, a reflection of the Corporation's large client base and strong emphasis on distribution.

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

   The following table reflects the components of trust and investment management fees for the periods indicated.

Year Ended December 31, (in millions)                     1995       1994
-------------------------------------------------------------------------
Trust and Investment Management Fees:
  Personal Trust and Investment Management Fees           $206       $206
  Corporate and Institutional Trust Fees                   131        176
  Other, primarily Foreign Asset Management                 42         39
-------------------------------------------------------------------------
Total Trust and Investment Management Fees                $379       $421
-------------------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
   Personal trust and investment management fees in 1995 remained consistent with the prior year due to an increase in assets under management, offset by pricing pressures. Corporate and institutional trust fees decreased 26% from the 1994 level largely due to the absence of $46 million in fees in 1995 related to the joint venture with Mellon Bank Corporation. As a result of the shareholder services joint venture between the Corporation and Mellon Bank Corporation, effective January 1, 1995, revenues and expenses of the affected business units were reflected on an equity basis within other revenue.

   Credit card revenue increased $63 million from the 1994 level due to an increased volume of retail credit card receivables from a growing cardholder base, as well as increased fees related to the securitization of $2.25 billion in credit card outstandings in the fourth quarter of 1995. For a further discussion of the credit card portfolio and related securitization activity, see page 25.

   Fees for other financial services for 1995 were $850 million, an increase of $17 million from a year ago. The following table reflects the components of fees for other financial services for the periods indicated.

Year Ended December 31, (in millions)                  1995       1994
----------------------------------------------------------------------
Fees in Lieu of Compensating Balances                  $187       $203
Commissions on Letters of Credit and Acceptances        154        151
Loan Commitment Fees                                     87         86
Mortgage Servicing Fees                                  94         79
Other                                                   328        314
----------------------------------------------------------------------
Total Fees for Other Financial Services                $850       $833
----------------------------------------------------------------------

   Mortgage servicing fees increased $15 million in 1995 reflecting a higher level of mortgage servicing volume resulting from the acquisition of Margaretten Financial Corporation ("Margaretten") on July 1, 1994, as well as additions to the portfolio from mortgage originations. The Corporation's residential mortgage servicing portfolio increased $1.9 billion to $54.6 billion in 1995. For a further discussion on the Corporation's mortgage banking activities, see the residential mortgage section on page 25.

   The improvement in other fees for 1995 reflected higher brokerage commissions of $17 million, due to higher transaction volume at the Corporation's discount brokerage firm, Brown and Company.

   Fees in lieu of compensating balances decreased by $16 million in 1995 when compared with 1994. Customers often pay for cash management or other banking services by maintaining noninterest-bearing deposits. As interest rates increase, the required compensating balance for a given level of service will decrease. As a result, during 1995, when short-term interest rates were higher than in 1994, a greater volume of customers maintained a compensating balance in lieu of paying a fee for services.

TRADING REVENUE

The following table sets forth the components of total trading-related revenue for 1995 and 1994. Net interest income related to trading activities should be reviewed in conjunction with the trading revenue amounts in the following table.

Year Ended December 31, (in millions)         1995     1994
-----------------------------------------------------------
Trading Revenue                               $624     $645
Net Interest Income Impact(a)                  177       15
-----------------------------------------------------------
Total Trading Related Revenue                 $801     $660
-----------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                  $275     $384
  Foreign Exchange Revenues(c)                 291      157
  Debt Instruments and Other(d)                235      119
-----------------------------------------------------------
Total Trading Related Revenue                 $801     $660
-----------------------------------------------------------

(a) Net interest income attributable to trading activities includes accruals on interest-earning and interest-bearing trading-related positions as well as a management allocation reflecting the funding cost or benefit associated with trading positions.

(b) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.

(c) Includes foreign exchange spot and option contracts.

(d) Includes U.S. and foreign government and government agency securities, corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.

   The $109 million decrease in revenue from interest rate contracts during 1995 was primarily due to unexpected volatility in certain European interest rate markets. During 1995, combined foreign exchange revenue increased $134 million, benefiting from anticipated volatility in the currency markets (in particular from changes in the Yen, Deutsche mark and Pound Sterling) and from the Corporation's market-making activities, which increase during periods of volatility. The 1994 foreign exchange amount reflects a $70 million loss resulting from unauthorized foreign exchange transactions involving the Mexican peso. The $116 million increase in combined debt instruments and other revenue during 1995 was primarily due to a strong performance in high-yield securities as well as increased stability in the prices of emerging markets securities during the year.

   Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, the improvements in its credit ratings, and the steps taken by central banks and governments which affect financial markets. The Corporation expects its trading revenues will fluctuate as these factors will vary from period to period.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
OTHER NONINTEREST REVENUE

The following table presents securities gains and the composition of other revenue for 1995 and 1994.

Year Ended December 31, (in millions)                  1995      1994
---------------------------------------------------------------------
Securities Gains                                      $ 119      $ 66
---------------------------------------------------------------------
Other Revenue:
  Revenue from Equity-Related Investments             $ 378      $362
  Net Gains (Losses) on Emerging Markets
    Securities Sales                                    (86)      127
  Gain on the Sale of the Corporation's Investment
    in Far East Bank & Trust Company                     85        --
  Residential Mortgage Originations/
    Sales Activities                                     55       (15)
  All Other Revenue                                     156       138
---------------------------------------------------------------------
  Total Other Revenue                                 $ 588      $612
---------------------------------------------------------------------

   Securities gains were $119 million in 1995, compared with $66 million in 1994. The higher level of securities gains, all of which resulted from sales from the available-for-sale portfolio, were made in connection with the Corporation's ALM activities. Included in the 1995 results was a $13 million permanent impairment loss on Barings Bank PLC securities held by the Corporation and an $11 million loss on available-for-sale securities sales recorded at Chemical Bank New Jersey as part of the repositioning of the retained branches. For further discussion of the Corporation's securities, see Note Four of the Notes to Consolidated Financial Statements.

   The Corporation's other revenue was $588 million in 1995, compared with $612 million in 1994. Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $378 million in 1995, an increase of 4% from 1994. There was no significant individual transaction gain recognized in the 1995 results, while the 1994 results included the recognition of a $78 million gain related to a single emerging market equity investment. At December 31, 1995, the Corporation had equity-related investments with a carrying value of $2.0 billion. Average revenue from equity-related investments was approximately $93 million per quarter, based upon revenues during the last eight quarterly periods.

   The 1995 results included net losses of $86 million related to the disposition of emerging market available-for-sale securities. Such dispositions are part of the Corporation's ongoing efforts to manage its exposure in its available-for-sale portfolios. The 1994 results included net gains of $127 million from sales of emerging markets past-due interest bonds.

   Residential mortgage originations/sales activities in 1995 increased by $70 million from 1994 results primarily due to a more favorable interest rate environment in 1995 and the impact of the adoption in 1995 of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). For a further discussion of SFAS 122, see Note One of the Notes to Consolidated Financial Statements on page 47.

   All other revenue includes the Corporation's share of net income from its interest in CIT which, after purchase accounting adjustments, was $77 million in 1995, an increase from $73 million in 1994. On December 15, 1995, the Corporation reduced its interest in CIT from 40% to 20%.

NONINTEREST EXPENSE

Noninterest expense in 1995 was $5,001 million, compared with $5,509 million in 1994. Included in the results for 1994 was a $260 million restructuring charge taken in connection with the Corporation's Actions to Improve Earnings Per Share, and a $48 million restructuring charge related to the closing of 50 New York State branches. Excluding the restructuring charges in 1994, noninterest expense for 1995 decreased by $200 million, or 4% from 1994.

   The improvement from the prior year reflects the benefits of certain expense-reduction initiatives announced on December 1, 1994 by the Corporation as part of its Actions to Improve Earnings Per Share. Also contributing to the reduction in noninterest expense in 1995 was lower FDIC premium expense of $83 million reflecting a reduction in the FDIC assessment rate and the sale of Chemical New Jersey Holdings to PNC Bank Corp. ("PNC") which resulted in a noninterest expense reduction of approximately $31 million. Additionally, as a result of the shareholder services joint venture agreement with Mellon Bank Corporation, approximately $67 million of 1995 expenses associated with the stock transfer and related shareholder servicing operations were recorded on an equity basis within noninterest revenue. The decrease in noninterest expense from 1994 was partially offset by the inclusion of a full year of noninterest expense relating to Margaretten (compared with only six months of noninterest expense in 1994), as Margaretten was acquired in July 1994.

   The following table presents the components of noninterest expense for the periods indicated.

Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Salaries                                    $2,332     $2,205
Employee Benefits                              434        439
Occupancy Expense                              520        573
Equipment Expense                              395        382
Foreclosed Property Expense                    (23)        41
Restructuring Charge                            --        308
Other Expense                                1,343      1,561
-------------------------------------------------------------
Total Noninterest Expense                   $5,001     $5,509
-------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
   The Corporation's efficiency ratio improved to 59.4% in 1995 compared with 63.4% in 1994. Achieving an efficiency ratio of 60% in 1995 was a primary goal of the Corporation's Actions to Improve Earnings Per Share. The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes any restructuring charges, foreclosed property expense and, in 1994, gains on emerging markets-related past-due interest bond sales.

SALARIES AND EMPLOYEE BENEFITS

The increase in salaries in 1995 was primarily due to higher incentive costs as a result of improved earnings for most businesses and a competitive recruiting environment for specialized skills at selected businesses. Also contributing to the increase in salaries was the vesting of various stock incentive awards due to the improvement in the Corporation's stock price during 1995, the continued growth in the Corporation's securities underwriting business and the additional staff costs resulting from the 1994 Margaretten acquisition. Partially offsetting these increases were the impact of personnel reductions undertaken in 1995 and lower salaries expense as a result of the sale of the southern and central New Jersey banking operations of Chemical New Jersey Holdings and the equity accounting for the shareholder services joint venture with Mellon Bank Corporation.

   The following table presents the Corporation's full-time equivalent employees at the dates indicated.

December 31,                                  1995        1994
--------------------------------------------------------------
Domestic Offices                            35,646      38,706
Foreign Offices                              3,432       3,424
--------------------------------------------------------------
Total Full-Time Equivalent Employees        39,078      42,130
--------------------------------------------------------------

   At December 31, 1995, there were approximately 2,800 positions eliminated from the 3,700 positions targeted for elimination as part of the Corporation's Actions to Improve Earnings Per Share.

OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense was $520 million in 1995, a decrease of $53 million from 1994. The decline from 1994 is largely the result of the consolidation of operational and branch facilities and other expense-reduction initiatives.

   Equipment expense in 1995 was $395 million, compared with $382 million in 1994. The higher level of equipment expense in 1995 was due to continued technology enhancements to support the Corporation's investment in certain key businesses (in particular its trading and consumer banking businesses).

FORECLOSED PROPERTY EXPENSE

Foreclosed property expense was a credit of $23 million in 1995, compared with an expense of $41 million in 1994, reflecting the significant progress in reducing the Corporation's nonperforming real estate portfolio. The 1995 amount included proceeds received by Texas Commerce on the sale of certain foreclosed properties previously written down. Included in the 1994 results was a $12 million charge in conjunction with the transfer of certain real estate assets to the held-for-accelerated-disposition category.

RESTRUCTURING CHARGE

As part of the Actions to Improve Earnings Per Share announced in the fourth quarter of 1994, the Corporation recorded a $260 million restructuring charge. This charge was related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions are tied to specific expense reduction initiatives such as commercial lending re-engineering, branch network rationalization, and the process improvement program at Texas Commerce and have occurred within all business sectors of the Corporation.

   During 1994, the Corporation also recorded a restructuring charge of $48 million related to the closing of 50 New York branches and a staff reduction of
650. For a further discussion of the Corporation's restructuring charges included in noninterest expense, see Note Sixteen of the Notes to Consolidated Financial Statements.

OTHER NONINTEREST EXPENSE

The following table presents the components of other expense for the periods indicated.

Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Other Expense:(a)
  Professional Services                     $  205     $  225
  Marketing Expense                            178        186
  FDIC Assessments                              77        160
  Telecommunications                           148        153
  Amortization of Intangibles                  101        115
  All Other                                    634        722
-------------------------------------------------------------
Total Other Expense                         $1,343     $1,561
-------------------------------------------------------------

(a) Certain prior period amounts have been reclassified to conform with the current year's presentation.

   Professional services, marketing expense and telecommunications expense all decreased in 1995 when compared with 1994 primarily as a result of the Corporation's sourcing and other expense-reduction initiatives. FDIC assessments declined $83 million during 1995 reflecting a reduction in FDIC assessment rates. Amortization of intangibles decreased by $14 million during 1995 due in part to the sale of the southern and central New Jersey banking operations of Chemical New Jersey Holdings. All other expense, which includes various smaller expense categories such as stationery and other supplies, postage, shipping, travel and insurance, decreased by 12% in 1995 when compared with 1994 reflecting the Corporation's sourcing and other expense-reduction initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
INCOME TAXES

The following table presents the Corporation's income tax expense and effective tax rate for the periods indicated.

Year Ended December 31, ($ in millions)        1995     1994
----------------------------------------------------------
Income Tax Expense                         $1,160    $ 918
Effective Tax Rate                           39.0%    41.5%
----------------------------------------------------------

   Included in the 1995 income tax expense is a tax benefit of approximately $25 million related to the sale of Chemical New Jersey Holdings and half of the Corporation's 40% interest in CIT.

   For additional information, refer to Note Seventeen of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
- LINES OF BUSINESS RESULTS

The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. At December 31, 1995, the principal bank subsidiaries of the Corporation were Chemical Bank and Texas Commerce Bank National Association.

Lines-of-Business Results: Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance data for all sectors. A set of management accounting policies has been developed and implemented to ensure that the reported results reflect the economics of their businesses. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Thus, certain amounts reported in prior periods have been restated to conform with the current 1995 presentation. Lines-of-business results are subject to further restatements as may be necessary to reflect future changes in internal management reporting.

   Guidelines exist for assigning expenses that are not directly incurred by businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk - credit, market, operating/business - within various businesses and assigns capital accordingly. Credit risk is computed using a risk-grading system that is consistently applied throughout the Corporation. A long-term expected tax rate is assigned in evaluating the Corporation's businesses.

   Commencing in 1995, Texas Commerce's results are reported on a management accounting basis instead of a legal entity basis. The 1994 results for Texas Commerce have been restated to conform to the current presentation. The results for Texas Commerce are included within the Consumer and Relationship Banking results.

                                                                     Consumer and              Terminal
                                             Global Bank         Relationship Banking   (LDC and Real Estate)     Total(a)
Year Ended December 31,
(in millions, except ratios)                 1995       1994       1995       1994       1995      1994       1995        1994
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                      $  1,119   $  1,055    $ 3,686    $ 3,687     $   38    $   80   $  4,689    $  4,674
Noninterest Revenue                         1,896      1,538      1,831      1,767        (14)      276      3,766       3,597
Noninterest Expense                         1,366      1,292      3,574      3,779         51        58      5,024       5,468(b)
------------------------------------------------------------------------------------------------------------------------------
Operating Margin                            1,649      1,301      1,943      1,675        (27)      298      3,431       2,803
Credit Provision(c)                           152        194        543        467         39       165        478         550
Foreclosed Property Expense                    (1)        (1)       (33)       (26)         3        53        (23)         41
------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes                  1,498      1,108      1,433      1,234        (69)       80      2,976       2,212
Income Taxes (Benefits)                       567        418        562        506        (22)       38      1,160         918
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before
  Accounting Changes                          931        690        871        728        (47)       42      1,816       1,294
Accounting Changes (SFAS 106)                  --         --         --         --         --        --        (11)         --
------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                        $    931   $    690    $   871    $   728     $  (47)   $   42   $  1,805    $  1,294
------------------------------------------------------------------------------------------------------------------------------
Average Assets                           $109,797   $100,342    $66,824    $63,191     $6,617    $8,199   $180,697    $166,679
Return on Common Equity                      23.6%      16.2%      19.3%      16.4%        NM        NM       17.1%       12.3%
Return on Assets                              .85%       .69%      1.30%      1.15%        NM        NM       1.00%       0.78%
Efficiency Ratio(d)                          45.3%      49.8%      64.8%      68.4%        NM        NM       59.4%       63.4%
------------------------------------------------------------------------------------------------------------------------------

(a) Total column includes Corporate sector. See description of Corporate sector on page 22.

(b) Includes restructuring charges of $308 million in 1994.

(c) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk-grading system for that sector's loan portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate sector.

(d) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense, and, in 1994, gains on emerging markets past-due interest bond sales.

NM - Not meaningful.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
GLOBAL BANK

The Global Bank provides banking, financial advisory, trading and investment services to corporations and public-sector clients worldwide through a network of offices in 35 countries, including major operations in all key international financial centers.

   The Global Bank is comprised of three principal business lines: Global Banking & Investment Banking (client management, loan syndications and portfolio investments; high-yield finance; venture capital; mergers and acquisitions and other advisory services); Global Markets (foreign exchange dealing; derivatives trading and structuring, risk management and sales; securities structuring, underwriting, trading and sales; and management of the Corporation's funding and securities investment activities); and Regional Centers (all wholesale banking; investment banking; capital markets and other activities outside of the United States and the major cross-border financial centers). The Global Bank seeks to optimize its risk profile and profitability by emphasizing originations, underwriting, distribution, and risk management products.

   The Global Bank's net income in 1995 was $931 million, an increase of $241 million from 1994. The sector's return on equity in 1995 was 23.6%, compared with 16.2% in 1994. The increase in the 1995 results reflects higher corporate finance and syndication fees, the gain related to the sale of the Corporation's investment in Far East Bank and Trust Company and securities gains, partially offset by lower trading revenue.

   The following table sets forth the significant components of the Global Bank's total revenue by business for the periods indicated.

Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Total Revenue:
  Global Banking & Investment Banking      $ 1,212    $   961
  Global Markets                             1,092      1,122
  Regional Centers                             617        437
-------------------------------------------------------------

   Revenue for Global Banking & Investment Banking increased in 1995 by $251 million when compared with 1994. The increase from last year was primarily due to higher fee revenue as a result of the Corporation's leading market share in the loan syndication business and increased revenue from equity-related investments in 1995.

   Revenue for Global Markets decreased in 1995 when compared with 1994, primarily as a result of a $69 million decline in trading revenue, reflecting unexpected volatility of interest rates in the foreign trading markets. The decrease in revenue from last year was also affected by lower net interest income due to higher short-term interest rates in 1995.

   Revenue for Regional Centers increased $180 million in 1995, when compared with 1994. Increased commercial loan volume and improved interest rate environments, primarily in Latin America, increased net interest income by $42 million for 1995, compared with 1994 results. Trading revenue increased $34 million, primarily in Europe. Also contributing to the increase in revenue for 1995 was the gain related to the sale of the Corporation's interest in Far East Bank and Trust Company.

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

   On October 6, 1995, the Corporation sold Chemical New Jersey Holdings, Inc. to PNC for approximately $490 million. The sale did not include Chemical's franchise in northeastern New Jersey, where it retains 39 branches and its private banking operations. For a further discussion of this sale, see Other Events section on Page 39.

   For 1995, Consumer and Relationship Banking's net income was $871 million, an increase of $143 million from the prior year. The 1994 results included a $48 million restructuring charge ($28 million after-tax) related to the closing of 50 New York branches and a staff reduction of 650. Excluding the restructuring charge, Consumer and Relationship Banking's earnings for 1995 increased by $115 million when compared with 1994 due to lower noninterest expense of $157 million (relating to the reduced FDIC premium expense coupled with the positive effects of the Corporation's Actions to Improve Earnings Per Share program), higher noninterest revenue of $64 million and lower foreclosed property expense of $7 million. These factors were partially offset by a higher credit provision of $76 million. The higher credit provision in 1995 reflects the substantial growth in credit card outstandings.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
   The following table sets forth the significant components of Consumer and Relationship Banking's total revenue by business for the periods indicated.

Year Ended December 31, (in millions)        1995      1994
-----------------------------------------------------------
Total Revenue:
  Metropolitan Banking                     $1,089    $1,041
  Retail Card Services                      1,126     1,020
  Mortgage Bank                               240       212
  National Consumer Finance                   211       211
  Middle Market                               567       571
  Private Banking                             323       307
  Geoserve                                    700       688(a)
  Texas Commerce                            1,126     1,087
-----------------------------------------------------------

(a) Effective January 1, 1995, revenues and expenses of the business units that contributed to the shareholder services joint venture with Mellon Bank Corporation were reflected on an equity basis within the Geoserve line. The 1994 amounts have been restated to disclose revenue related to the shareholder services joint venture on a comparable basis.

   Metropolitan Banking had revenue growth of $48 million in 1995, an increase of 5% when compared with 1994. The improvement in 1995 was due mainly to favorable deposit spreads, targeted customer segmentation and repricing initiatives.

   Retail Card Services revenue increased $106 million, or 10%, in 1995, compared with 1994. An increase in Shell MasterCard outstandings and resulting strong fee growth contributed to the increase in revenue. In the fourth quarter of 1995, Retail Card Services securitized approximately $2.25 billion of credit card receivables which reduced net interest income. However, this decrease was offset by increased fee revenue and a lower provision for credit losses. Total outstandings for Retail Card Services at the 1995 year-end were $8.7 billion, compared with $9.3 billion at the end of 1994. The decrease in 1995 reflects the aforementioned securitization.

   The Mortgage Bank continues to be faced with fierce competition due to industry overcapacity and higher interest rates, both of which have adversely affected the 1995 results. Despite these factors, during 1995 the Mortgage Bank recorded increased revenues when compared with 1994, primarily due to the implementation of SFAS 122 as well as higher servicing-related revenues as a result of the acquisition of Margaretten.

   National Consumer Finance revenues have remained relatively stable in 1995, when compared with 1994. National Consumer Finance outstandings increased in 1995 by more than 18% over 1994. Despite the increase in outstandings, competitive pricing pressures largely offset the favorable impact from the higher level of outstandings.

   Middle Market revenues were essentially flat for 1995, when compared with 1994. Middle Market experienced favorable deposit spreads and a reduction in the level of nonperforming assets in 1995; however, loan spreads and deposit volumes have decreased primarily due to heightened competition.

   Private Banking revenue increased $16 million, or 5%, in 1995, compared with 1994. Private Banking revenue for 1995 includes the adverse impact of an $11 million loss from the sale of Barings Bank PLC securities. Excluding this loss, Private Banking's revenues for 1995 would have reflected a 9% increase over 1994. These positive results are attributable to loan and deposit growth, favorable deposit spreads and higher fees generated by greater volume in the brokerage business for 1995.

   Geoserve revenues increased $12 million in 1995, when compared with 1994. The improvement in 1995 reflects a 6% increase experienced by treasury management products, partially offset by a decline in global securities and trust revenue.

   Texas Commerce revenue increased $39 million, or 4%, in 1995, compared with 1994. The improvement in 1995 was due to higher net interest income resulting from growth in loan volume and more favorable interest rate spreads.

   Also, contributing to the increase in earnings for 1995 was lower foreclosed property expense. The substantial decrease in foreclosed property expense is attributable to the improvement in the Texas real estate market and payments received related to certain foreclosed properties that were previously written down.

TERMINAL BUSINESSES (LDC AND REAL ESTATE)

Terminal Businesses represents discontinued portfolios which are primarily the refinancing country debt portfolio and the Corporation's commercial real estate nonperforming portfolio, primarily at Chemical Bank. Terminal businesses had net losses of $47 million for 1995 compared with net income of $42 million in 1994. The unfavorable 1995 results, when compared with 1994, were primarily due to losses of $86 million related to the disposition of available-for-sale emerging markets securities, compared with gains of $127 million from sales of such securities in 1994. Net interest income decreased $42 million in 1995 due to a decline in loan outstandings. The improvements in credit provision and foreclosed property expense reflects the significant progress made in managing the Corporation's real estate portfolio. Total nonperforming assets for this category at December 31, 1995 were $207 million, down $79 million from $286 million at December 31, 1994. The improvement in nonperforming asset levels from last year is the result of increased liquidity in the real estate markets and successful workout activities.

CORPORATE

Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. On December 15, 1995, the Corporation completed the sale of half its 40% interest in the CIT to The Dai-Ichi Kangyo Bank for approximately $430 million. Corporate had net income of $50 million for 1995, which includes an $11 million after-tax charge due to the adoption of SFAS 106 for foreign employees and a $6 million writedown associated with certain nonperforming residential mortgages. In 1994, the net loss of $166 million included a $152 million after-tax restructuring charge associated with the Actions to Improve Earnings Per Share.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
- CREDIT RISK MANAGEMENT

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

   The Corporation's credit risk management is an integrated process operating concurrently at the transaction and portfolio levels. For credit origination, business professionals formulate strategies, target markets, and determine acceptable levels of risk. Credit executives work with business originators during the underwriting process to review adherence to risk policies.

   Portfolio diversification lowers the Corporation's risk profile. In addition to the diversification achieved by the expanse of the Corporation's businesses, the Corporation diversifies by securitizing and selling credit assets such as loans, thereby seeking to avoid unacceptable risk concentrations.

Loan Portfolio: The consumer and commercial segments of the portfolio have different risk characteristics and different techniques are utilized to measure and manage their respective credit risks. The consumer loan risk management process utilizes sophisticated credit scoring and other analytical methods to differentiate risk characteristics. Risk management procedures include monitoring both loan origination credit standards and loan performance quality indicators. The consumer portfolio review process also includes evaluating product-line performance, geographic diversity and consumer economic trends.

   Within the commercial segment, each credit facility is risk graded. Facilities are subject to hold targets based on risk, and are often syndicated in order to lower potential concentration risks. Syndication consists of arranging a credit facility between a borrower and a group of lenders, in which each lender assumes a share of the facility thereby limiting the Corporation's risk with regard to the facility. The syndicated portions are not recorded on the Corporation's consolidated balance sheet. These activities enable the Corporation to function as a financial intermediary between other suppliers and users of funds. In contrast, loan sales occur only after a loan is funded by the Corporation. Such loans are generally sold to maturity and without recourse to the Corporation.

   Real estate problem assets are managed in special units staffed for restructuring, workout and collection. The Corporation reassesses the market value of real estate owned for possible impairment on a continual basis.

   The loan review process includes industry specialists and country-risk managers who provide expert insight into the portfolio. Industries and countries are also evaluated in a process which is incorporated into credit-risk decisions through the facility-risk grading system and by direct consultation with originating officers.

   Overseas extensions of credit require not only the normal credit-risk analysis associated with the decision to extend financing to a particular customer, but also an assessment of country risk. Country risk arises from economic, social and political factors that might affect a borrower's ability to repay in the currency of the extension of credit. Cross-border credit exposures are those that borrowers must repay in a currency other than their local currency or to a lender in a different country. One of the major risk factors associated with cross-border credit exposures is the possibility that a country's foreign exchange reserves may be insufficient or unavailable to permit timely repayment by borrowers domiciled in that country, even if the borrowers possess sufficient local currency. In addition, global economic, social and political conditions, local and foreign government actions and associated events can affect business activities in a country and a borrower's ability and/or willingness to repay external debt obligations.

   The Corporation has a country-risk assessment process by which it monitors and analyzes the economic, social and political environments in all countries in which it conducts business or in which its borrowers reside. These in-depth assessments, conducted by a team of economists and political analysts, in conjunction with local management, are utilized by the Corporation in connection with its system of managing total country exposures.

Derivative and Foreign Exchange Financial Instruments: The Corporation seeks to control the credit risk arising from derivative and foreign exchange transactions through its credit approval process and the use of risk control limits and monitoring procedures. The Corporation uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products. The credit approval process involves, first, evaluating each counterparty's creditworthiness,

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
then, where appropriate, assessing the applicability of such instruments to the risks the counterparty is attempting to manage and determining if there are specific transaction characteristics which alter the risk profile. Credit limits are calculated and monitored on the basis of potential exposure which takes into consideration current market value and estimates of potential future movements in market values. If collateral is deemed necessary to reduce credit risk, the amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

LOAN PORTFOLIO

The Corporation's loans outstanding totaled $82.1 billion at December 31, 1995, an increase of $3.4 billion from the 1994 year end, reflecting growth in both the domestic consumer and the commercial and industrial loan portfolios.

   The Corporation's nonperforming assets at December 31, 1995 were $906 million, a decrease of $233 million from the 1994 year-end level. The reduction in nonperforming assets reflects the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs and the Corporation's continuing loan workout and collection activities.

   Total net charge-offs were $553 million in 1995 compared with $947 million in 1994. The 1994 amount excluded a $148 million charge related to the decision to designate certain real estate assets as held-for-accelerated-disposition. For a further discussion of nonperforming assets and net charge-offs, see the various credit portfolio sections that follow.

   The following table presents the Corporation's loan and nonperforming asset balances by portfolio at December 31, 1995 and 1994 and the related net charge-off amounts for the periods indicated. Additionally, loans which were past due 90 days or more as to principal or interest but not characterized as nonperforming are also included in the table below.

                                                                                                                     Past Due
                                                                                                                  90 Days or More
                                                              Loans       Nonperforming Assets  Net Charge-offs  and Still Accruing
As of or for the year ended December 31, (in millions)     1995     1994  1995            1994  1995      1994   1995          1994
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Consumer:
  Residential Mortgage(a)                               $17,746  $13,560  $123          $   92  $ 52      $ 47   $ --          $ --
  Credit Card                                             8,678    9,261    --              --   411       329    208           176
  Other Consumer (b)                                      7,009    7,265     5              12    31        19    120           118
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                                  33,433   30,086   128             104   494       395    328           294
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Commercial:
  Commercial and Industrial                              22,451   20,805   321             354    24        81     21            18
  Commercial Real Estate(c)                               4,850    5,650   176             156    53       165     12            18
  Financial Institutions                                  4,123    3,918     1               4    (3)       (1)    --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial                                31,424   30,373   498             514    74       245     33            36
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic                                           64,857   60,459   626             618   568       640    361           330
Foreign, primarily Commercial                            17,286   18,308   230             311   (15)      307     --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                             $82,143  $78,767  $856(d)       $  929  $553      $947   $361          $330
-----------------------------------------------------------------------------------------------------------------------------------
Assets Acquired as Loan Satisfactions                        --       --    50(d)          210    --        --     --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                   --       --  $906          $1,139    --        --     --            --
-----------------------------------------------------------------------------------------------------------------------------------
Assets Held for Accelerated Disposition                      --       --  $412          $  526    --      $148     --            --
-----------------------------------------------------------------------------------------------------------------------------------

(a) Consists of 1-4 family residential mortgages.

(b) Consists of installment loans (direct and indirect types of consumer finance) and student loans. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. At December 31, 1995 and 1994, student loans which were past due 90 days or more and still accruing were approximately $107 million and $105 million, respectively.

(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

(d) Total loans include $727 million of loans considered impaired under SFAS No 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
DOMESTIC CONSUMER PORTFOLIO

The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards and other consumer loans. The domestic consumer loan portfolio totaled $33.4 billion at December 31, 1995, an increase of 11% from the prior year end. As a percentage of the total loan portfolio, consumer loans grew to 41% at the end of 1995, an increase from 38% at December 31, 1994.

Residential Mortgage Loans: Residential mortgage loans at December 31, 1995 were $17.7 billion, an increase of $4.2 billion from the 1994 year-end, primarily reflecting increases in adjustable-rate loan outstandings.

   The following table presents the residential mortgage loans outstanding by geographic region at the dates indicated.

RESIDENTIAL MORTGAGE LOANS BY GEOGRAPHIC REGION

December 31, (in millions)                    1995        1994
--------------------------------------------------------------
New York City                              $ 2,532     $ 2,656
New York (Excluding New York City)           2,225       2,295
Remaining Northeast                          2,755       3,167
--------------------------------------------------------------
Total Northeast                              7,512       8,118
Southeast                                    2,388       1,367
Midwest                                      1,793       1,057
Southwest(a)                                 1,671       1,368
West(b)                                      4,382       1,650
--------------------------------------------------------------
Total                                      $17,746     $13,560
--------------------------------------------------------------

(a) Includes mortgage loans in the Texas market of $1,505 million and $1,254 million at December 31, 1995 and December 31, 1994, respectively.

(b) Includes mortgage loans in the California market of $2,910 million and $758 million at December 31, 1995 and December 31, 1994, respectively.

   Total nonperforming residential mortgage loans at December 31, 1995 were $123 million, compared with $92 million at December 31, 1994. Net charge-offs were $52 million in 1995, an increase of 11% when compared with $47 million in 1994, primarily resulting from the growth in residential mortgage loans during 1995. The percentage of net charge-offs to average residential mortgage loans for 1995 declined to .32% from .37% for the prior year.

   During the 1995 fourth quarter, the Corporation transferred $421 million of residential mortgage loans into the accelerated disposition portfolio. For a further discussion of the transfer, see the Assets Held for Accelerated Disposition section on page 28.

   The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. After origination, the Corporation typically sells loans to investors, primarily in the secondary market, while retaining the rights to service such loans.

   In addition to originating mortgage servicing rights, the Corporation also purchases and sells mortgage servicing rights. The Corporation may purchase bulk rights to service a loan portfolio or the Corporation may purchase loans directly and then sell such loans while retaining the servicing rights. As disclosed in Note One of the Notes to Consolidated Financial Statements, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") in 1995. SFAS 122 requires that when a definitive plan exists to sell or securitize mortgage loans and retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or origination of mortgage loans.

   The following table presents the residential mortgage servicing activity for 1995 and 1994.

Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Balance at Beginning of Year               $52,694    $33,133
  Originations                              13,560     12,674
  Acquisitions                                  --     17,005
  Repayments                                 6,757      5,240
  Sales                                      4,907      4,878
-------------------------------------------------------------
Balance at End of Year                     $54,590    $52,694
-------------------------------------------------------------

   Mortgage servicing rights (included in other assets) amounted to $496 million at December 31, 1995, compared with $469 million at December 31, 1994. The increase from the 1994 year-end level reflects the corresponding increase in the Corporation's residential mortgage servicing portfolio and the recognition of originated mortgage servicing rights as assets beginning in 1995 pursuant to SFAS 122. Capitalized mortgage servicing rights are amortized into income in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. The Corporation continually evaluates prepayment exposure of the portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments and utilizing derivative contracts to reduce its exposure to such prepayments. The mortgage loans to which the Corporation's servicing rights relate are, to a substantial degree, of recent vintage (i.e., originated in the period 1992 through 1995 when interest rates were relatively low). For a further discussion, see the Other Market Risk Management section on page 35.

Credit Card Loans: The Corporation evaluates its credit card exposure based on its "managed receivables", which include credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During the fourth quarter of 1995, the Corporation securitized $2.25 billion of credit card receivables, compared with none in 1994. At December 31, 1995, the

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------
Corporation had $10.9 billion of managed receivables ($8.7 billion of receivables on the balance sheet) compared with $9.3 billion at year-end 1994, reflecting the continued strong growth in credit card outstandings, principally due to the co-branded Shell Mastercard program.

   The following table presents the Corporation's domestic credit card receivables by geographic region at the dates indicated.

DOMESTIC CREDIT CARD RECEIVABLES BY GEOGRAPHIC REGION

December 31, (in millions)                    1995       1994
-------------------------------------------------------------
New York City                               $  880     $1,036
New York (Excluding New York City)             774        916
Remaining Northeast                          1,450      1,618
-------------------------------------------------------------
Total Northeast                              3,104      3,570
Southeast                                    1,248      1,238
Midwest                                      1,734      1,841
Southwest(a)                                   877        864
West(b)                                      1,715      1,748
-------------------------------------------------------------
Total                                       $8,678     $9,261
-------------------------------------------------------------

(a) Includes credit card receivables in the Texas market of $670 million and $658 million at December 31, 1995 and December 31, 1994, respectively.

(b) Includes credit card receivables in the California market of $1,226 million and $1,252 million at December 31, 1995 and December 31, 1994, respectively.

   Total credit card net charge-offs were $411 million in 1995, an increase of $82 million from the 1994 level due largely to growth in outstandings in the credit card portfolio.

   The following table presents the Corporation's average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables), 90 days and over and accruing, net credit losses as well as related ratios for the managed credit card portfolio for the periods presented.

As of or for the Year Ended December 31,
(in millions, except ratios)                                1995             1994
--------------------------------------------------------------------------------
Average Managed Credit Card Receivables                  $9,780(a)        $7,541
Past Due 90 Days & Over and Accruing                        272              176
  As a Percentage of Average Credit Card Receivables       2.78%            2.33%
Net Charge-offs                                             423(b)           329
  As a Percentage of Average Credit Card Receivables       4.33%            4.36%
--------------------------------------------------------------------------------

(a) Includes $409 million of average securitized credit card receivables.

(b) Includes $12 million of net charge-offs related to securitized credit card receivables.

Credit Card Securitization: During the 1995 fourth quarter, the Corporation securitized $2.25 billion of credit card receivables.

   The securitization of credit card receivables does not significantly affect the Corporation's reported net income. The initial gains on these sales are recorded at the time of the securitization. Given the revolving nature of the receivables sold, recognition of servicing fees results in a pattern of income recognition that is similar to the pattern that would be experienced if the receivables had not been sold. Gains on securitizations were not material in 1995.

   The term of each securitization transaction averages approximately five years. However, because securitization changes the Corporation's status from that of a lender to that of a loan servicer, there is a change in the classification in which the revenue associated with the securitization is reported in the income statement. For securitized receivables, amounts that would previously have been reported as net interest income and as provision for losses are instead reported as components of noninterest revenue (i.e., as credit card revenue and as other revenue). Because credit losses become a component of the cash flows arising from the securitized transaction, the Corporation's revenues over the terms of a securitization transaction may vary depending upon the credit performance of the securitized receivables. However, the Corporation's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.

   The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported consolidated statement of income line items.

                                              Favorable (Unfavorable)
Year Ended December 31, (in millions)                     Impact 1995
---------------------------------------------------------------------
Net Interest Income                                              $(49)
Provision for Losses                                               12
Credit Card Revenue                                                30
Other Revenue                                                       7
---------------------------------------------------------------------
Pre-tax Income Impact of Securitization                          $ --
---------------------------------------------------------------------

Other Consumer Loans: Other consumer loans consists of installment loans (direct and indirect types of consumer finance), automobile financings and student loans. Other consumer loans were $7,009 million at December 31, 1995 compared with $7,265 million at December 31, 1994. The decrease in loan outstandings at December 31, 1995 was primarily due to the sale of the Corporation's banking operations in southern and central New Jersey. Excluding the impact of this sale, other consumer loans increased approximately 10% from the 1994 level due to growth in the installment loan portfolio, primarily in Texas. Total net charge-offs were $31 million in 1995, an increase of $12 million from the 1994 level. The percentage of net charge-offs to average other consumer loans (excluding student loans) was .64% in 1995, compared with .41% in 1994. The increase in the charge-offs percentage was largely due to charge-offs taken in connection with small discontinued product lines. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees.

DOMESTIC COMMERCIAL PORTFOLIO

Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $22.5 billion at December 31, 1995, compared with $20.8 billion at December 31, 1994. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry. The largest industry concentrations are oil and gas and retailing which approximate $2.1 billion (or 2.6% of total loans) and $1.7 billion (or 2.0% of total loans), respectively. All of the other industries are each less than 2% of total loans.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
   The Corporation is a leading participant in loan originations and sales. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During 1995, the Corporation acted as agent or co-agent for approximately $423 billion in syndicated credit facilities, compared with $319 billion in 1994.

   Nonperforming domestic commercial and industrial loans were $321 million at December 31, 1995, compared with $354 million at December 31, 1994.

   Domestic commercial and industrial loan net charge-offs in 1995 totaled $24 million, compared with $81 million in the prior year.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $4.9 billion at December 31, 1995, a decline from $5.7 billion at December 31, 1994. The decrease from the 1994 year-end was principally attributable to repayments.

   The following table sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

December 31, (in millions)                        1995       1994
-----------------------------------------------------------------
Commercial Mortgages                            $4,051     $4,680
Construction Loans                                 799        970
-----------------------------------------------------------------
Total Domestic Commercial Real Estate Loans     $4,850     $5,650
-----------------------------------------------------------------

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

   The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 48% and 32%, respectively, of the domestic commercial real estate portfolio. No other state represents more than 2% of the domestic commercial real estate loan portfolio.

   Nonperforming domestic commercial real estate assets were $187 million at December 31, 1995, compared with $249 million at December 31, 1994. The improvement in nonperforming domestic commercial real estate asset levels in 1995 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities.

   Domestic commercial real estate net charge-offs in 1995 totaled $53 million, compared with $165 million in the prior year. The lower net charge-offs are due in part to the decision in December 1994 to designate certain real estate assets for accelerated disposition. For a more detailed discussion see the Assets Held for Accelerated Disposition section on page 28.

   During 1995, the Corporation recorded a $26 million net recovery of writedowns as a result of payments received on certain foreclosed properties which had been previously written down. Net writedowns of domestic commercial real estate owned totaled $68 million in 1994.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $4,123 million at December 31, 1995 or 5% of total loans outstanding at December 31, 1995, compared with $3,918 million at December 31, 1994. Loans to domestic financial institutions are predominantly secured loans to broker-dealers, which account for approximately half of the total portfolio. The portfolio maintained its strong credit quality during 1995 as the Corporation had net recoveries of $3 million in 1995 compared with net recoveries of $1 million in 1994.

FOREIGN PORTFOLIO

   The foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate loans, loans to foreign governments and official institutions, and consumer loans. At December 31, 1995, the Corporation's total foreign loans were $17.3 billion, compared with $18.3 billion at December 31, 1994.

   Included in foreign loans were commercial and industrial loans of $8.4 billion at the end of 1995, an increase of $.8 billion from the 1994 year-end. Total foreign commercial real estate loans at December 31, 1995 were $.4 billion, compared with $.5 billion at December 31, 1994. The bulk of the foreign real estate portfolio is located in the United Kingdom and Hong Kong.

   Foreign nonperforming loans at December 31, 1995 were $230 million, a decrease from $311 million at December 31, 1994.

   The foreign portfolio experienced net recoveries of $15 million in 1995 compared with net charge-offs of $307 million in 1994. A $291 million charge was incurred in 1994 in connection with management's final valuation of the emerging markets portfolio, at which time the Corporation's medium- and long-term outstandings to the various emerging markets countries were adjusted to estimated net recoverable values of such loans. The remaining emerging markets allowance was transferred to the general allowance for credit losses.

   For year-end loan balances by type of loan included in the foreign portfolio, refer to Note Five of the Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

CROSS-BORDER OUTSTANDINGS

   The following table lists all countries in which the Corporation's cross-border outstandings exceeded 1% of consolidated assets as of any of the dates specified. The Corporation does not have significant local currency outstandings in the individual countries listed in the following table that are not hedged or funded by local currency borrowings.

CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS(a)(b)


                                                                                        Cross-Border
                                                                         Total          Outstandings
                                                                  Cross-Border       as a Percentage
(in millions)     At December 31    Public     Banks     Other    Outstandings(c)    of Total Assets
----------------------------------------------------------------------------------------------------
Japan                       1995    $  895    $1,158    $  524          $2,577(d)              1.41%
                            1994       238     3,200       368           3,806(d)              2.22
                            1993        27     3,955       257           4,239(d)              2.83
----------------------------------------------------------------------------------------------------
United Kingdom              1995        92       215     1,634           1,941                 1.06%
                            1994        95       605       914           1,614                 0.94
                            1993       106     1,035     1,086           2,227                 1.49
----------------------------------------------------------------------------------------------------
Germany                     1995     4,305       269       113           4,687(e)              2.56%
                            1994     1,480       246       453           2,179(e)              1.27
                            1993     2,021       314       356           2,691(e)              1.80
----------------------------------------------------------------------------------------------------

(a) Outstandings (including loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments) represent those of both the public and private sectors and are presented on a risk basis, i.e., net of written guarantees and tangible liquid collateral when held outside the foreign country. At December 31, 1995, outstandings to Norway and Korea amounted to $1,589 million and $1,469 million, respectively, which were in excess of .75% of total assets. At December 31, 1994 and 1993, outstandings to Brazil amounted to $1,327 million and $1,328 million, respectively, which were in excess of .75% of total assets in each respective year. At December 31, 1993, outstandings to Italy amounted to $1,281 million, which were in excess of .75% of 1993 total assets.

(b) At December 31, 1995, 1994 and 1993, the Corporation's total exposure to Mexico was $1,156 million, $879 million and $708 million, respectively, which was composed largely of trade and short-term credits. The above amounts exclude bonds received as part of debt renegotiations (i.e., Brady Bonds) with a face value of $1,486 million, $2,199 million and $2,195 million, respectively, and current carrying value of $996 million, $1,827 million and $2,097 million, respectively, which are collateralized by zero-coupon United States Treasury obligations.

(c) Outstandings exclude equity received in debt-for-equity conversions, which is recorded initially at fair market value and generally accounted for under the cost method. Commitments (outstanding letters of credit, standby letters of credit, guarantees and unused legal commitments) are excluded. At December 31, 1995, off-balance sheet commitments, after adjusting for transfers of risk, amounted to $1,692 million for Japan, $970 million for the United Kingdom, and $691 million for Germany.

(d) The average outstandings to Japan during 1995, 1994 and 1993 (based on quarter-end amounts) were approximately $2.2 billion, $3.2 billion and $3.6 billion, respectively.

(e) The average outstandings to Germany during 1995, 1994 and 1993 (based on quarter-end amounts) were approximately $3.8 billion, $2.2 billion and $1.2 billion, respectively.

   The majority of outstandings to Japan and Germany are short-term in nature, which mitigates the credit risk as transactions settle quickly. These outstandings generally represent interbank placements and trading assets. Due to the short-term nature of interbank placements and trading assets, the Corporation's balances with Japan and Germany tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

ASSETS HELD FOR ACCELERATED DISPOSITION

In the fourth quarter of 1995, the Corporation transferred $421 million of residential mortgage loans into the accelerated-disposition portfolio. This was done as part of a decision to accelerate the disposition of residential mortgage loans originally extended several years earlier under a reduced documentation mortgage program that was discontinued.

   In December 1994, the Corporation segregated real estate loans and real estate owned and designated such assets as assets held for accelerated disposition. In conjunction with this transfer, the Corporation reevaluated its carrying values for these assets to facilitate their rapid disposition and recorded a charge of $148 million to the allowance for credit losses. As a result of these actions, these assets were excluded from the December 31, 1995 and 1994 nonperforming assets category.

   The following table presents the reconciliation of Assets Held for Accelerated Disposition for 1995 and 1994.

                                              Carrying Value
Year Ended December 31, (in millions)         1995       1994
-------------------------------------------------------------
Balance at Beginning of Year                 $ 526       $ --
  Additions                                    421        526
  Sales                                       (535)        --
-------------------------------------------------------------
Balance at End of Year                       $ 412(a)    $526(a)
-------------------------------------------------------------

(a) Includes $412 million and $87 million of loans that were performing at December 31, 1995 and 1994, respectively.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

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

   The effective management of credit and market risk is vital to the success of the Corporation's trading activities and asset/liability management. Because of the changing market environment, the monitoring and managing of these risks is a continual process. For a further discussion of market risk, see the Market Risk Management section on page 31.

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

   When the Corporation has more than one transaction outstanding with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. If there is a net negative number, the Corporation's exposure to the counterparty is considered zero. Net mark-to-market is, in the Corporation's view, the best measure of credit risk when there is a legally enforceable master netting agreement between the Corporation and the counterparty.

   The Corporation routinely enters into derivative and foreign exchange product transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At December 31, 1995, approximately 86% of the mark-to-market exposure of such activities were with commercial bank and financial institution counterparties most of which are dealers in these products. Non-financial institutions accounted for only approximately 14% of the Corporation's derivative and foreign exchange mark-to-market exposure.

   The Corporation does not deal, to any material extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be "complex" (i.e., exotic and/or leveraged). As a result, the mark-to-market exposure of such derivatives was approximately 2% of the Corporation's total mark-to-market exposure of all its derivatives contracts at December 31, 1995.

   Many of the Corporation's contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1995 and 1994, respectively. Percentages are based upon remaining contract life of mark-to-market exposure amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

                                     1995                                    1994
--------------------------------------------------------------------------------------------------
                    Interest Rate  Foreign Exchange         Interest Rate  Foreign Exchange
At December 31,         Contracts         Contracts  Total      Contracts         Contracts  Total
--------------------------------------------------------------------------------------------------
Less than 3 months            11%               60%    28%            11%               57%    32%
3 to 6 months                  8                27     15              8                24     15
6 to 12 months                 8                11      9             12                12     12
1 to 5 years                  42                 2     28             54                 6     33
Over 5 years                  31                --     20             15                 1      8
--------------------------------------------------------------------------------------------------
Total                        100%              100%   100%           100%              100%   100%
--------------------------------------------------------------------------------------------------

   The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the net effects of legally enforceable master netting agreements) for the dates indicated below.

                                                    Notional Amounts   Credit Exposure

December 31, (in billions)                             1995      1994   1995      1994
--------------------------------------------------------------------------------------
Total Interest Rate Contracts                      $2,496.2  $2,289.4  $ 9.9     $ 8.1
Total Foreign Exchange Contracts                      954.8     901.1    7.9       9.5
Total Stock Index Options and Commodity Contracts      11.3       4.5    0.2       0.3
--------------------------------------------------------------------------------------
Total(a)                                           $3,462.3  $3,195.0  $18.0     $17.9
--------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and commodity contracts were $362.5 billion, $.8 billion and $2.9 billion, respectively, at December 31, 1995. The credit risk exposure for these contracts was minimal since exchange-traded contracts principally settle daily in cash.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at December 31, 1995 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

   During 1995, 1994 and 1993, the Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial. Additionally, at December 31, 1995 and 1994, nonperforming derivatives contracts were immaterial.

   The following tables reflect the activity in the Corporation's allowance for credit losses for the years ended December 31, 1995 and 1994 as well as the allowance coverage ratios.

Year Ended December 31, (in millions)          1995         1994
----------------------------------------------------------------
Total Allowance at January 1                 $2,480      $ 3,020
  Provision for Losses                          478          550
  Charge-Offs                                  (825)      (1,266)
  Recoveries                                    272          319
----------------------------------------------------------------

  Net Charge-Offs                              (553)        (947)
  Charge for Assets Transferred to Held for
    Accelerated Disposition                      --         (148)
  Other                                         (26)(a)        5
----------------------------------------------------------------
Total Allowance at December 31               $2,379      $ 2,480
----------------------------------------------------------------

(a) Includes $28 million related to sale of the Corporation's banking operations in southern and central New Jersey.

ALLOWANCE COVERAGE RATIOS

December 31,                                   1995        1994
---------------------------------------------------------------
Allowance for Credit Losses to:
  Loans at Period-End                          2.90%       3.15%
  Average Loans                                2.91        3.30
  Nonperforming Loans                        277.92      266.95
---------------------------------------------------------------

--------------------------------------------------------------------------------
- MARKET RISK MANAGEMENT

The Corporation's management of its market risk deals with the risks related to its trading activities and asset/liability management activities.

TRADING ACTIVITIES

The Corporation uses its trading assets and liabilities, comprised of debt and equity instruments and risk management instruments, to meet the financial needs of its customers and to generate revenues through its trading activities. A description of the classes of debt and equity instruments and risk management instruments used in the Corporation's trading activities as well as the credit risk and market risk factors involved in such activities are disclosed in Notes Three and Nineteen of the Notes to Consolidated Financial Statements.

   The Corporation has four fundamental trading activities which generate revenue. The Corporation is primarily engaged in the generally stable businesses of market-making, sales and arbitrage, while placing less emphasis on the potentially less-stable business of positioning.

Market-making: The Corporation trades with the intention of making a profit based on the spread between bid and ask prices. Market-making, compared with other trading activities, is considered to be a relatively stable business by the Corporation because revenue is related principally to market volumes, rather than to anticipating correctly material changes in the prices of various financial instruments. The Corporation considers market-making to be a key trading activity in its over-the-counter traded businesses, particularly in its derivative, foreign exchange, and government markets businesses.

Sales: The Corporation provides products for its clients at competitive prices. The Corporation believes sales to be a relatively stable business because revenue is related principally to the volume of products sold to the Corporation's worldwide client base.

Arbitrage: The Corporation enters into a risk position and offsets that risk in different but closely related markets or instruments. Because of the nature of trading markets, where there are numerous instruments that relate to one another, the Corporation believes it can effectively utilize this strategy. The Corporation considers arbitrage to be a key fundamental of its trading business.

Positioning: The Corporation takes certain positions in the market in anticipation of changes that may occur within the market. This strategy has the lowest stability of all four trading activities and the Corporation's emphasis in this area is less than in the other trading activities.

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

   The Market Risk Management Group (the "Group") performs independent analysis of instrument authority, limit requests, and limit utilization. In addition, the Group tracks market risk-related revenue and compares it to the actual market risk incurred to produce such revenue and assesses risk levels and related topics. Other focuses include measurement and calculation of value-at-risk, criteria for official volatility and correlation statistics, and formulas for determination of market-related credit exposure. Additionally, the Group reviews the market risk related to new products (as one element of the Corporation's new product process) and provides independent review of the mathematical and simulation models utilized by business units. The Group combines efforts with other functional units to assess cross-discipline risks in business units having significant market risk. In addition to the Chairman of the Market Risk Committee and the Group, the Board of Directors of the Corporation also reviews the market risk related to trading activities.

   The Corporation's business strategy seeks to manage the market risks associated with its trading activities through product, functional and geographic diversification. The Corporation trades in a wide range of products which include not only foreign exchange and derivatives but also securities, including emerging markets debt instruments. The Corporation's trading activities are geographically diverse. Trading activities are undertaken in more than 20 countries, with a majority of the Corporation's transactions in the developed countries, such as the United States, Japan, Singapore, United Kingdom and Western Europe.

   The effects of market gains or losses on the Corporation's trading activities are reported in trading revenue, as the trading instruments are marked-to-market on a daily basis.

Measuring Market Risk: The Corporation's overall risk management process utilizes a limit system incorporating three types of risk control: value-at-risk, non-statistical limits, and stop loss advisories. Value-at-risk is defined as the potential overnight dollar loss from adverse market movements that would cover 97.5% of likely market movements, which are determined by using two years of

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

historical price and rate data. The value-at-risk calculations employ nearly 3,100 volatilities and 1.24 million correlations (updated quarterly) of various market instruments. The Corporation monitors value-at-risk figures for major business units on a daily basis so that the potential for market loss can be properly reflected. The methodology generally used to offset positions within a business unit is deemed by the Corporation to be conservative. Only partial credit for correlation between instruments within each business unit is incorporated since correlations can exhibit instability during volatile market environments. Aggregating across business units with no correlation offset resulted in an aggregated daily average value-at-risk figure of $30 million in 1995. The historical correlation among business units is captured by using actual trading results. Based on actual 1995 trading results, 95% of the variation in the Corporation's daily trading results fell within a $19 million band centered on the daily average amount for the year. The 1995 presentation of the Corporation's measure of risk, based on actual trading results, has changed from prior period disclosures.

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

        HISTOGRAM OF DAILY MARKET RISK-RELATED TRADING REVENUE FOR 1995


                          [GRAPH 1 -- SEE APPENDIX 1]

   The above chart contains a histogram of the Corporation's daily market risk-related revenue for 1995. Market risk-related revenue is defined as the daily change in value in the trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded. The histogram covers the Corporation's major trading units which constitute approximately 98% of its trading activity.

   For the twelve months ended December 31, 1995, the Corporation posted positive daily market risk-related revenue for 225 out of 266 business trading days for international and domestic units. For 243 of the 266 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million to positive $10 million range, which is representative of the Corporation's emphasis on market-making and sales activities. The low number of outlier results (13 days having positive or negative market risk-related revenues exceeding $10 million) exemplifies the Corporation's diversified approach to market risk management as a business strategy.

ASSET/LIABILITY MANAGEMENT

The objective of the asset/liability management process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The process operates under the authority and direction of the Asset and Liability Policy Committee, comprised of the Office of the Chairman and senior business and finance executives. The Committee seeks to ensure that the risk to earnings from adverse movements in interest rates are kept within specified limits deemed acceptable by the Corporation.

    The Corporation's net interest income is affected by changes in the level of market interest rates based upon differences in timing between the contractual maturity or repricing (the "repricing") of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be altered by adjusting the Corporation's investments and the maturities of its wholesale funding activities, and with the use of derivative instruments.

   The Corporation, as part of its asset/liability management process, employs a variety of on-balance sheet and derivative instruments in managing its exposure to fluctuations in market interest rates. The Corporation primarily uses its securities portfolio, and to a lesser degree derivative instruments, to adjust the interest rate repricing characteristics of specific on-balance sheet assets and liabilities, or groups of assets and liabilities with similar repricing characteristics. Derivative instruments include interest rate swaps, futures, forward rate agreements and options and are generally accorded accrual accounting treatment in the Corporation's financial statements. (See Note One of the Notes to Consolidated Financial Statements for a discussion of the Corporation's accounting policy relative to derivative instruments used for asset/liability management and Note Nineteen of the Notes to Consolidated Financial Statements for the aggregate notional principal of derivative instruments).

Risk Management and Control: A key element of the Corporation's asset/liability management process is that it allows the assumption of interest sensitivity at a decentralized level by authorized units with close contacts to the markets. These units are subject to individual authorities and limits administered centrally which are intended to control the size of exposures by currency and the instruments that can be used to manage the sensitivities.

   The Asset and Liability Policy Committee has ultimate responsibility for the Corporation's consolidated interest rate exposure. In addition to the individual limits placed on the decentralized risk management units, the Committee has established "global" limits for consolidated exposures along three dimensions of risk. These limits cover net gap exposure, earnings at risk, and the sensitivity of the Corporation's equity to changes in interest rate levels.

Measuring Interest Rate Sensitivity: Management uses a variety of techniques to measure its interest rate sensitivity. One such tool is aggregate net gap analysis, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their contractual maturities or repricing dates. Assets and liabilities, for which no specific repricing dates exist, are placed in gap intervals based on management's judgments concerning their most likely repricing behaviors. Derivatives used in asset/liability management are also included in the applicable gap intervals.

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

INTEREST SENSITIVITY TABLE

                                                                                                               Over
At December 31, 1995 (in millions)             1-3 Months    4-6 Months    7-12 Months      1-5 Years       5 Years          Total
----------------------------------------------------------------------------------------------------------------------------------
Assets
  Deposits With Banks                            $  2,461       $   185        $    20        $    --       $    --       $  2,666
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                         8,033            --             --             --            --          8,033
  Trading Account Assets                           36,020            --             --             --            --         36,020
  Securities                                        2,342         1,518          1,541         13,442        15,942         34,785
  Loans                                            45,809         6,899          6,050         16,256         4,750         79,764
  Noninterest Earning Assets                        9,065           169            368          2,667         9,389         21,658
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                     $103,730       $ 8,771        $ 7,979        $32,365       $30,081       $182,926
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Deposits                                       $ 56,066       $ 7,586        $ 7,177        $11,493       $16,095       $ 98,417
  Short-Term and Other Borrowings                  34,231           655              1              5            21         34,913
  Long-Term Debt                                    2,655           463             12          1,526         2,673          7,329
  Other Liabilities                                24,297             8              8             70         5,972         30,355
  Stockholders' Equity                                 --            --             --             --        11,912         11,912
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity       $117,249       $ 8,712        $ 7,198        $13,094       $36,673       $182,926
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                     (13,519)           59            781         19,271        (6,592)            --
----------------------------------------------------------------------------------------------------------------------------------
Derivative Instruments Affecting
  Interest-Rate Sensitivity(a)                      4,411          (375)        (2,302)        (2,119)          385             --
----------------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                      (9,108)         (316)        (1,521)        17,152        (6,207)            --
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap           (9,108)       (9,424)       (10,945)         6,207            --             --
----------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                      (5)%          (5)%           (6)%            3%           --             --
----------------------------------------------------------------------------------------------------------------------------------

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forward rate agreements and options that are used as part of the Corporation's overall asset/liability management activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

   At December 31, 1995, the Corporation had $10,945 million more liabilities than assets repricing within one year (including net repricing effect of derivative positions), amounting to 6.0% of total assets. The consolidated gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which the Corporation does business. Since U.S. interest rates and non-U.S. interest rates may not move in tandem, the overall cumulative gaps may tend to overstate the exposures of the Corporation.

   Gap analysis is the simplest representation of the Corporation's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in the balance sheet. Accordingly, the Asset and Liability Policy Committee conducts simulations of net interest income under a variety of market interest rate scenarios. These simulations provide the Committee with an estimate of earnings at risk for given changes in interest rates. The difference between these projections of net interest income (after tax), as a percentage of projected net income, represent earnings at risk.

   At December 31, 1995, based on these simulations, earnings at risk to an immediate 100 basis point rise in market interest rates was estimated to be less than four percent of projected 1996 after-tax net income excluding any merger-related restructuring charges. The immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

Interest rate swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's ALM activities. Although the Corporation believes the results of its ALM activities should be evaluated on an integrated basis, taking into consideration all on-balance sheet and related derivative instruments and not a specific group of financial instruments, the interest rate swap maturity table, which follows, provides an indication of the Corporation's interest rate swaps activity.

   The following table summarizes the outstanding ALM interest rate swaps notional amounts at December 31, 1995, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted average interest rates to be received and paid on such swaps are presented for each yearly interval. Variable rates presented are generally based on the short-term interest rates for relevant currencies such as the London Interbank Offered Rate (LIBOR). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime).

   The table was prepared under the assumption that variable interest rates remain constant at December 31, 1995 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from December 31, 1995 levels. However, the Corporation expects the impact of any interest rate changes to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.

--------------------------------------------------------------------------------
OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY INTERVALS

For the Year Beginning January 1, ($ in millions)    1996        1997        1998        1999       2000    Thereafter
----------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS:
Notional amount                                   $19,898     $12,374     $ 6,758     $ 5,284     $4,557     $2,354
Weighted-average:
  Receive rate                                       6.67%       6.88%       7.06%       7.08%      6.93%      6.60%
  Pay rate                                           5.28        5.71        5.94        5.95       5.88       5.79

PAY FIXED SWAPS:
Notional amount                                   $22,107     $12,463     $ 7,850     $ 5,592     $3,830     $2,106
Weighted-average:
  Receive rate                                       5.64%       5.69%       5.84%       5.93%      5.91%      5.94%
  Pay rate                                           6.89        7.14        7.33        7.38       7.35       7.49

BASIS SWAPS
Notional amount                                   $ 5,437     $ 3,910     $ 2,984     $ 2,065     $  767     $  612
Weighted-average:
  Receive rate                                       6.35%       5.82%       5.89%       5.91%      5.94%      5.94%
  Pay rate                                           6.18        5.45        5.82        5.89       5.93       5.92
----------------------------------------------------------------------------------------------------------------------
Total Notional Amounts(a)                         $47,442     $28,747     $17,592     $12,941     $9,154     $5,072
----------------------------------------------------------------------------------------------------------------------

(a) At December 31, 1995, approximately $17 billion of notional amounts are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $10 billion is expected to mature in 1996, $4 billion in 1997 with the remaining $3 billion in 1998 and thereafter. The unrecognized net gain related to these positions was approximately $49 million. See Note One of the Notes to Consolidated Financial Statements for a discussion of the Corporation's accounting policy relative to derivative instruments used for ALM.

   The following table summarizes certain of the Corporation's assets and liabilities at December 31, 1995 with the notional or contract amount of related derivatives used for ALM purposes.

DERIVATIVE PRODUCTS AND RELATED BALANCE SHEET POSITIONS

                                                               Contract/
                                                          Notional Amount(a)
                                                       -------------------------
                                     Published         Interest            Other
                                 Balance Sheet             Rate              ALM
December 31, (in millions)              Amount            Swaps     Contracts(b)
--------------------------------------------------------------------------------
Securities                             $30,157          $ 1,824          $   560
Loans                                   82,143           21,797           39,571
Other Assets                             8,036              305            3,143
Deposits                                98,417            3,343           15,644
Long-Term Debt                           7,329            2,910               --
--------------------------------------------------------------------------------

(a) At December 31, 1995, the total notional amounts of approximately $17 billion for interest rate swaps and $3 billion for other ALM contracts, both of which are used in place of cash instruments (See Note One of the Notes to Consolidated Financial Statements), have been excluded from the above table.

(b) Includes futures, forward rate agreements and options.

   In the normal course of its ALM business, the Corporation does not generally terminate its interest rate swaps. Deferred gains/losses primarily relate to securities futures and forward contracts used in connection with available-for-sale securities. The unrecognized gains/losses relating to ALM activities primarily relate to interest rate swap contracts. The following table reflects changes in value of the Corporation's ALM derivative contracts (both deferred gains/losses and unrecognized gains/losses) for the year ended 1995. For further discussion of both the Corporation's deferred and unrecognized gains/losses relating to its ALM activities, see Notes Nineteen and Twenty Two, respectively.

CHANGE IN VALUE OF ALM DERIVATIVE PRODUCTS

                                                                       Change in
December 31, ($ in millions)                       1995        1994        Value
--------------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                     $(130)      $  14       $(144)
  Net Unrecognized Gains (Losses)                   (96)(a)    (784)        688
-------------------------------------------------------------------------------
    Net ALM Derivative Gains (Losses)             $(226)      $(770)      $ 544
--------------------------------------------------------------------------------


(a) Amount includes $97 million in net unrecognized losses from daily margin settlements on open futures contracts. For additional information, refer to Note Twenty Two of the Notes to Consolidated Financial Statements.

   The net deferred losses at December 31, 1995 are expected to be amortized over the periods reflected in the following table. The amortization of deferred gains and losses are recognized as yield adjustments in interest income or interest expense.

AMORTIZATION OF NET DEFERRED GAINS/(LOSSES)
ON CLOSED ALM CONTRACTS

Year Ended December 31, (in millions)
--------------------------------------------------------------------------------
1996                                                    $ (34)
1997                                                      (33)
1998                                                      (32)
1999                                                      (21)
2000 and After                                            (10)
--------------------------------------------------------------------------------
Net Deferred Gains/(Losses) on ALM Contracts Closed     $(130)
--------------------------------------------------------------------------------

   The Consolidated Balance Sheet includes net unamortized premiums paid on open ALM option contracts amounting to $10 million at December 31, 1995 which will be amortized in 1996.

OTHER MARKET RISK MANAGEMENT

The Corporation uses various derivative contracts to reduce risks associated with its mortgage servicing, loan sales, other consumer loan activities and capital-related foreign currency exposures.

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

   The value of the Corporation's mortgage servicing rights is affected by the level of prepayments made by mortgage holders resulting from changes in interest rates. Purchased interest rate floor contracts are used to mitigate such risk. Essentially all contracts linked to mortgage servicing assets mature within three years. The Corporation also originates certain mortgage and consumer loans for sale or securitization to third-party investors. To reduce the risk of changes in value between the time that such loans are originated and the date of sale, the Corporation enters into futures, forward, and purchased option contracts. Contracts related to loans available for sale generally mature within one year.

   Foreign currency exposures, primarily the net investment in overseas entities, are managed through the use of foreign exchange forward contracts matching outstanding foreign currency positions on a currency-by-currency basis. These contracts hedge the impact of foreign exchange rate changes on the Corporation's net investment in its overseas entities.
--------------------------------------------------------------------------------
- OPERATING RISK MANAGEMENT

The Corporation, like all large financial institutions, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees and errors relating to computer and telecommunications systems. The Corporation maintains a system of controls that is designed to keep operating risk at appropriate levels in view of the financial strength of the Corporation, the characteristics of the businesses and markets in which the Corporation operates, competitive circumstances and regulatory considerations. However, from time to time in the past the Corporation has suffered losses from operating risk, and there can be no assurance that the Corporation will not suffer such losses in the future.
--------------------------------------------------------------------------------
- CAPITAL AND LIQUIDITY RISK MANAGEMENT

CAPITAL

The Corporation's level of capital at December 31, 1995 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios were 8.45% and 12.10%, respectively, at December 31, 1995. These ratios, as well as the leverage ratio discussed below, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chemical Securities, Inc. ("CSI"), as well as the Corporation's investment in such subsidiary. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios.

   Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital as discussed below) increased by $1.3 billion during 1995 to $15.8 billion at December 31, 1995. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses. As part of the Corporation's Actions to Improve Earnings Per Share, the Corporation completed two divestitures in the fourth quarter of 1995 - the sale of Chemical New Jersey Holdings' banking operations in southern and central New Jersey to PNC Bank Corp. and the sale of half the Corporation's 40% interest in CIT.

   During 1995, the Corporation repurchased approximately 14.4 million shares of its outstanding common stock in the open market. These share repurchases were largely undertaken to meet the anticipated needs of the Corporation's employee stock option and incentive plans. During 1995, approximately 12.8 million shares (11.9 million from treasury) were issued under various employee stock option and incentive plans and 7.6 million shares of common stock were issued (from treasury) due to the conversion of the Corporation's 10% convertible preferred stock.

   In the second quarter of 1995, the Board of Directors of the Corporation increased the quarterly dividend on the outstanding shares of the Corporation's common stock to $.50 per share, an increase of 14% from $.44 per share. On an annualized basis, this represents an increase in the dividend rate to $2.00 per share from $1.76 per share. For 1995, the Corporation's ratio of common dividends to earnings applicable to common stock was 28%, compared with 35% in 1994.

   The Corporation's total stockholders' equity at the 1995 year-end was $11.9 billion, compared with $10.7 billion at December 31, 1994. The $1.2 billion increase primarily reflected the retention of earnings (net income of $1.8 billion less total common and preferred stock dividends of $.6 billion) generated during 1995.

                                                  Chemical Banking Corporation
                                                              and Subsidiaries
------------------------------------------------------------------------------
   The tables which follow sets forth various capital ratios and components of capital at the dates indicated.

CAPITAL RATIOS

                                                                         Minimum
                                                                      Regulatory
December 31, (ratios)                          1995           1994   Requirement
--------------------------------------------------------------------------------
Corporation:
Tier 1 Capital Ratio(a)(c)                     8.45%          8.02%        4.00%
Total Capital Ratio(a)(c)                     12.10          11.97         8.00
Tier 1 Leverage Ratio(b)(c)                    6.43           6.26    3.00-5.00
Common Stockholders' Equity to
  Total Assets                                 5.83           5.40           --
Total Stockholders' Equity to
  Total Assets                                 6.51           6.25           --
--------------------------------------------------------------------------------
Chemical Bank:
Tier 1 Capital Ratio(a)(c)                     7.65           7.60         4.00
Total Capital Ratio(a)(c)                     11.49          11.91         8.00
Tier 1 Leverage Ratio(b)(c)                    5.54           5.72    3.00-5.00
--------------------------------------------------------------------------------

(a) Tier 1 Capital or Total Capital divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.

(b) Tier 1 Capital divided by adjusted average assets.

(c) Including the Corporation's securities subsidiary, the December 31, 1995 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.65%, 12.56% and 6.18%, respectively, compared with 8.20%, 12.35% and 5.95%, respectively, at December 31, 1994.

COMPONENTS OF CAPITAL

December 31, (in millions)                                  1995            1994
--------------------------------------------------------------------------------
TIER 1 CAPITAL:
Common Stockholders' Equity                             $ 10,965        $  9,700
Nonredeemable Preferred Stock                              1,250           1,450
Minority Interest                                             70              63
Less: Goodwill                                               731           1,068
    Non-Qualifying Intangible Assets                         115             142
    50% Investment in CSI                                    377             246
--------------------------------------------------------------------------------
Tier 1 Capital                                            11,062           9,757
--------------------------------------------------------------------------------
TIER 2 CAPITAL:
Long-Term Debt Qualifying as Tier 2                        3,509           3,519
Qualifying Allowance for Credit Losses                     1,646           1,532
Less: 50% Investment in CSI                                  377             246
--------------------------------------------------------------------------------
Tier 2 Capital                                             4,778           4,805
--------------------------------------------------------------------------------
Total Qualifying Capital                                $ 15,840        $ 14,562
--------------------------------------------------------------------------------
Risk-Weighted Assets(a)                                 $130,909        $121,660
--------------------------------------------------------------------------------

(a) Includes off-balance sheet risk-weighted assets in the amount of $41,704 million and $37,157 million, respectively, at December 31, 1995 and December 31, 1994.

   Under the risk-based capital guidelines of the Federal bank regulatory authorities, banking organizations are required to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets". "Qualifying Capital" is classified into two tiers, referred to as Tier 1 Capital and Tier 2 Capital. Under the guidelines, both the Corporation's and Chemical Bank's Tier 1 Capital ratio and Total Capital ratio to risk-weighted assets were well in excess of the minimum ratios of 4% and 8%, respectively. To be "well capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, Total Capital ratio of at least 10%, and Tier 1 leverage ratio of at least 5%. At December 31, 1995, the capital ratios for each of the Corporation's banking subsidiaries exceeded the ratios required to be well capitalized.

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

   At December 31, 1995, the Corporation had in place a Shareholders' Rights Plan. The Shareholders' Rights Plan contains provisions intended to protect stockholders in the event of unsolicited offers, attempts to acquire the Corporation and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent stockholders' interests fully.

   On January 18, 1996, the Corporation announced that it would redeem all outstanding rights issued under its Shareholders' Rights Plan. The redemption will be effective on the first regular common stock dividend record date occurring after the consummation of the merger with Chase. The merger is scheduled to be completed on March 31, 1996, and the rights would be redeemed from all stockholders of record on the anticipated common stock dividend record date of April 4, 1996. Under the Shareholder Rights Plan, the redemption price is $0.01 per right. Payment of the redemption price is intended to be made at the same time as payment of the 1996 first-quarter common stock dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

LIQUIDITY

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

   In managing liquidity, the Corporation takes into account the various legal limitations on the extent to which banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates. For additional information, refer to Note Fifteen of the Notes to Consolidated Financial Statements.

   The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. The average core deposits at the Corporation's bank subsidiaries for 1995 were $54 billion. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The Corporation's average core deposits as a percentage of average loans was 66% for 1995. Foreign deposits generated in the Corporation's global wholesale and retail businesses are also considered to be an additional source of liquidity for the Corporation.

   The Corporation holds marketable securities and other short-term investments which can be readily converted to cash. As part of the Corporation's on-going capital management process, loan syndication networks and retail securitization programs are maintained in order to facilitate the timely disposition of assets, if and when deemed desirable.

   The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. During 1995, the Corporation issued $1,153 million of long-term debt, including $631 million through its medium-term note program.

   The Corporation's long-term debt at December 31, 1995 was $7,329 million, a decrease of $662 million from the 1994 year-end. The decrease resulted from maturities of $1,218 million of the Corporation's long-term debt (including $499 million of senior medium-term notes and $719 million of other senior notes) and the redemption of $600 million of senior notes. These decreases were partially offset by additions to the Corporation's long-term debt of $1,153 million (including $360 million of senior medium-term notes, $271 million of subordinated medium-term notes and $522 million of other senior notes).

   As previously discussed, during the second quarter of 1995, the Corporation called all of the outstanding shares of its 10% convertible preferred stock for redemption. Substantially all of the 10% convertible preferred stock was converted prior to the redemption date, at the option of the holders thereof, into approximately 7.6 million shares of the Corporation's common stock. The shares of common stock issued upon such conversion were issued from treasury.

   The following table shows the debt ratings of the Corporation as well as Chemical Bank. These ratings upgrades enhanced and should continue to enhance the Corporation's access to global capital and money markets, a primary source of liquidity for an international money-center institution. The ability to access this geographically diverse assortment of distribution channels and to issue a wide variety of capital and money market instruments at various maturities provides the Corporation with a full array of alternatives for managing its liquidity position.

Debt Ratings
                                Corporation         Bank
December 31,                   1995     1994    1995     1994
-------------------------------------------------------------
Moody's
  Senior                         A1       A2     Aa3      Aa3
  Subordinated                   A2       A3     A1       A2
Standard & Poor's
  Senior                         A        A      A+       A+
  Subordinated                   A-       A-     A        A
-------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
- OTHER EVENTS


JOINT VENTURE WITH MELLON BANK CORPORATION

The Corporation and Mellon Bank Corporation have formed a joint venture that focuses on providing stock transfer and related shareholder services to publicly-held companies. The joint venture is called Chemical Mellon Shareholder Services, and is a 50/50 partnership, with Mellon Bank Corporation and the Corporation sharing equally in the joint venture's initial capitalization, including investments in new technology.

   The joint venture was accounted for as an equity investment effective January 1, 1995, with revenues and expenses of the affected business units recorded in other revenue.

SALE OF CHEMICAL BANK NEW JERSEY NATIONAL ASSOCIATION

On October 6, 1995, the Corporation sold Chemical New Jersey Holdings, Inc. and its subsidiaries, including Chemical Bank New Jersey National Association, to PNC Bank Corp. for approximately $490 million. The sale did not include the Corporation's franchise in northeastern New Jersey or the Montclair, Morristown, Ridgewood and Summit offices of Princeton Bank and Trust Company. These remaining branches and offices are being repositioned as a strategic component of the Corporation's regional banking in metropolitan New York. The after-tax gain on the sale was approximately $45 million.

SALE OF HALF INTEREST IN CIT

On December 15, 1995, the Corporation sold half of its 40% interest in CIT to The Dai-Ichi Kangyo Bank for approximately $430 million, resulting in an after-tax loss of approximately $20 million. The Corporation has given Dai-Ichi Kangyo a five-year option to purchase its remaining 20% interest and CIT has given the Corporation public offering registration rights with respect to this 20% share, which would take effect at the end of the option period.
--------------------------------------------------------------------------------
- ACCOUNTING DEVELOPMENTS


ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. Such plans include all arrangements by which employees or others receive shares of stock or other equity instruments of the Corporation, or arrangements by which the Corporation incurs liabilities in amounts based on the price of the Corporation's stock. Examples are stock options, restricted stock, restricted stock units, stock appreciation rights and stock purchase plans.

   SFAS 123 allows two alternative accounting methods: (1) a fair-value-based method, or (2) an intrinsic value-based method which is already prescribed by Accounting Policy Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Both the accounting and disclosure requirements of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Corporation intends to continue accounting for its employee stock compensation plans under its current method (APB 25), and will adopt the disclosure requirements of SFAS 123 in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

- COMPARISON BETWEEN 1994 AND 1993

OPERATING HIGHLIGHTS

The Corporation's net income for 1994, including a fourth-quarter restructuring charge of $260 million ($152 million after-tax), was $1,294 million, or $4.60 per primary share and $4.54 on a fully-diluted basis. Reported 1993 net income was $1,604 million, or $5.71 per primary share and $5.62 on a fully-diluted basis, which included the recognition of remaining income tax benefits of $331 million, a $115 million Manufacturers Hanover Corporation ("MHC") merger-related charge ($67 million after-tax), and a net positive impact of $35 million related to accounting changes.

   Net income, before the fourth-quarter 1994 restructuring charge, was $1,446 million, or $5.20 per primary share and $5.13 on a fully-diluted basis. These 1994 results reflected an 11% increase from comparable pro forma earnings of $1,305 million, or $4.53 per primary share and $4.47 on a fully-diluted basis in 1993.

   On December 1, 1994, the Corporation announced its Actions to Improve Earnings Per Share Program, designed to produce earnings per share growth of more than 15% in 1995 and in 1996, as well as an efficiency ratio of 57% and a return on common stockholders' equity of 16% by 1996.

NET INTEREST INCOME

The Corporation's net interest income was $4,674 million in 1994, compared with $4,636 million in 1993. The rise in 1994 was attributable to an increase in average interest-earning assets, which more than offset the effect of rising interest rates.

   Average interest-earning assets were $130.0 billion in 1994, an increase of 4% from $124.9 billion in 1993, reflecting a higher level of liquid assets and securities. The composition of average interest-earning assets shifted during the latter part of 1993 and early part of 1994 to support the Corporation's trading businesses.

PROVISION FOR LOSSES AND NET CHARGE-OFFS

The provision for losses in 1994 was $550 million, compared with $1,259 million in 1993, a decline of 56%. Net charge-offs in 1994 were $1,095 million compared with $1,281 million in 1993. The 1994 results included a $148 million charge related to the decision to designate certain assets as held-for-accelerated-disposition as well as a $291 million charge incurred in connection with management's final valuation of its emerging markets portfolio.

   As a result of management's evaluation of the continuing improvement in the Corporation's credit profile, the provision for losses in 1994 was lower than the Corporation's net charge-offs.

NONINTEREST REVENUE

Noninterest revenue totaled $3,597 million in 1994, compared with $4,024 million in 1993. The decrease from the prior year reflected lower trading revenue, a decline in securities gains, and a decline in gains on the sales of emerging markets-related past-due interest bonds (included in other revenue). These decreases were partially offset by increased revenues from corporate finance fees, credit card revenue, trust and investment management fees, as well as increased revenues from equity-related investments (included in other revenue).

   Corporate finance and syndication fees in 1994 reached a then record level of $405 million, a 20% increase from the prior year, principally resulting from the continued strong growth in loan syndication and other investment banking activities.

   Trust and investment management fees in 1994 were $421 million, an increase of $15 million from 1993. The higher level of fees reflected a 5% increase in personal trust fees, principally due to new customer relationships developed as a result of the acquisition of Ameritrust Texas Corporation ("Ameritrust") by Texas Commerce. Corporate and institutional trust fees also increased 5% from the 1993 level largely due to the inclusion of Ameritrust results for the full year in 1994 versus only three months in 1993.

   Credit card revenue in 1994 was $315 million, an increase of 32% from 1993, reflecting a growing cardholder base, primarily as a result of the Corporation's co-branded Shell MasterCard program, which was launched in the fourth quarter of 1993.

   Service charges on deposit accounts totaled $300 million in 1994, an increase of 4% over 1993, principally reflecting pricing initiatives during the first half of 1994 related to retail accounts, partially offset by a slightly smaller deposit base.

   Fees for other financial services for 1994 were $833 million, an increase of $4 million from 1993, primarily due to increased mortgage servicing fees reflecting a higher level of mortgage servicing volume from the Margaretten acquisition as well as additions to the portfolio from mortgage originations.

   Trading-related revenue in 1994 was $660 million, a decrease of 40% from the prior year due to a difficult trading environment during 1994, when compared with 1993. The interest rate environment in the U.S. and European markets was volatile during 1994, while difficult conditions existed in the emerging debt markets, and European government bond markets. Additionally, during 1994, the Corporation incurred a $70 million loss resulting from unauthorized foreign exchange transactions involving the Mexican peso.

   Securities gains were $66 million in 1994, compared with $142 million in 1993. The decrease was due to the higher interest rate environment exerting downward pressure on market prices.

   The Corporation's other noninterest revenue for 1994 was $612 million, compared with $710 million in 1993. Revenue from equity-related investments, which includes income from venture

                                                   Chemical Banking Corporation
                                                                and Subidiaries
-------------------------------------------------------------------------------
capital activities and emerging markets investments, was $362 million in 1994, an increase of 30% from 1993. Included in other noninterest revenue in 1994 was $127 million of net gains from the sale of emerging markets-related past-due interest bonds, compared with $306 million in 1993. All other noninterest revenue was $123 million in 1994, compared with $126 million in 1993. Included in the 1994 amount was equity income from CIT of $73 million, an increase from $65 million in 1993.

NONINTEREST EXPENSE

Noninterest expense in 1994 was $5,509 million, compared with $5,293 million in 1993. Included in the results for 1994 was a $260 million restructuring charge taken in connection with the aforementioned Actions to Improve Earnings Per Share Program, and a $48 million restructuring charge related to the closing of 50 New York State branches. The 1993 results included a $115 million charge related to the final assessment of costs associated with the merger with MHC and a $43 million charge associated with the acquisition of certain assets of the First City Banks by Texas Commerce. Excluding all restructuring charges in both years, noninterest expense for 1994 was $5,201 million, an increase of 1% from 1993. Noninterest expense for 1994, when compared with the prior year, reflected higher expenses associated with investments in certain key businesses such as the Shell MasterCard program, the trading and securities businesses, Margaretten and Ameritrust.

   Salaries and employee benefits expenses in 1994 were $2,644 million, compared with $2,466 million in 1993. The increase in 1994 was primarily due to the Margaretten acquisition, the implementation of the Shell MasterCard program, additional staff costs resulting from the 1993 acquisition of Ameritrust by Texas Commerce, and the increase in the Corporation's securities underwriting business.

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

   Equipment expense in 1994 was $382 million, an increase of $45 million, principally due to higher costs incurred for system enhancements to support the Corporation's trading activities, the consolidation of its data centers, and for upgrades to its ATM technology.

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

INCOME TAXES

The Corporation recorded income tax expense of $918 million in 1994, compared with $539 million in 1993. Included in the 1993 income tax expense were approximately $331 million of Federal income tax benefits.

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

NONPERFORMING ASSETS

The Corporation's total nonperforming assets at December 31, 1994 were $1,139 million, a decline of 68% from $3,525 million at December 31, 1993. This improvement in the Corporation's credit profile is a result of a significantly lower level of loans being placed on nonperforming status, repayments, charge-offs, the Corporation's continuing loan workout and collection activities, as well as the impact of the strategic actions discussed below.

   In October 1994, the Corporation sold a $341 million (face value) portfolio of commercial real estate mortgage loans and real estate assets, which contained approximately 86% nonperforming loans and foreclosed properties. Additionally, in December 1994, the Corporation segregated approximately $735 million of real estate loans and real estate owned (approximately $580 million nonperforming assets) and designated such assets as Assets Held for Accelerated Disposition.

ALLOWANCE FOR CREDIT LOSSES

The total allowance for credit losses at December 31, 1994 was $2,480 million, or 3.15% of total loans and 266.95% of nonperforming loans at year-end, compared with $3,020 million, or 4.01% of total loans and 116.56% of nonperforming loans at the 1993 year-end.

                                                   Chemical Banking Corporation
                                                               and Subsidiaries

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
-------------------------------------------------------------------------------

- TO OUR STOCKHOLDERS

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

   Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. Management believes that as of December 31, 1995, the Corporation maintains an effective system of internal control.

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



Walter V. Shipley
Chairman of the Board and Chief Executive Officer



Peter J. Tobin
Chief Financial Officer



Joseph L. Sclafani
Senior Vice President and Controller

January 16, 1996

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------
- PRICE WATERHOUSE LLP   1177 AVENUE OF THE AMERICAS, NEW YORK, NY 10036

To the Board of Directors and Stockholders of Chemical Banking Corporation: In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Chemical Banking Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As described in Notes Four, Thirteen and Seventeen to the consolidated financial statements, in 1993 the Corporation changed its method of accounting for certain investments in debt and marketable equity securities, postretirement benefits other than pensions, and income taxes.



January 16, 1996

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, (in millions, except share data)                                              1995             1994
------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and Due from Banks                                                                $   9,077         $   8,832
Deposits with Banks                                                                        2,666             5,649
Federal Funds Sold and Securities Purchased Under Resale Agreements                        8,033            12,797
Trading Assets:
  Debt and Equity Instruments                                                             18,317            11,093
  Risk Management Instruments                                                             17,703            17,709
Securities:
  Available-for-Sale                                                                      30,157            18,431
  Held-to-Maturity (Market Value: $4,659 in 1995 and $8,106 in 1994)                       4,628             8,566
Loans (Net of Unearned Income: $485 in 1995 and $460 in 1994)                             82,143            78,767
Allowance for Credit Losses                                                               (2,379)           (2,480)
Premises and Equipment                                                                     2,038             2,134
Due from Customers on Acceptances                                                          1,179             1,088
Accrued Interest Receivable                                                                1,328             1,190
Other Assets                                                                               8,036             7,647
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $ 182,926         $ 171,423
------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic Noninterest-Bearing                                                         $  21,673         $  21,399
  Domestic Interest-Bearing                                                               44,491            46,799
  Foreign                                                                                 32,253            28,308
------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                        98,417            96,506
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                   25,675            23,098
Other Borrowed Funds                                                                       9,238             7,130
Acceptances Outstanding                                                                    1,193             1,104
Trading Liabilities                                                                       24,270            20,692
Accounts Payable, Accrued Expenses and Other Liabilities                                   4,892             4,190
Long-Term Debt                                                                             7,329             7,991
------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        171,014           160,711
------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty Three)

STOCKHOLDERS' EQUITY
Preferred Stock                                                                            1,250             1,450
Common Stock (Authorized 400,000,000 Shares,
  Issued 254,930,904 Shares in 1995 and 254,009,187 Shares in 1994)                          255               254
Capital Surplus                                                                            6,479             6,544
Retained Earnings                                                                          4,493             3,263
Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                          (303)             (438)
Treasury Stock, at Cost (4,414,830 Shares in 1995 and 9,497,533 Shares in 1994)             (262)             (361)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                11,912            10,712
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                             $ 182,926         $ 171,423
------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, (in millions, except per share data)                          1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Loans                                                                               $  7,024         $5,730        $5,620
Securities                                                                             2,162          1,715         1,727
Trading Assets                                                                           878            722           449
Federal Funds Sold and Securities Purchased Under Resale Agreements                      785            550           339
Deposits With Banks                                                                      269            371           268
-------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                 11,118          9,088         8,403
-------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                               3,657          2,378         2,241
Short-Term and Other Borrowings                                                        2,226          1,500           992
Long-Term Debt                                                                           546            536           534
-------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                 6,429          4,414         3,767
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                                    4,689          4,674         4,636
Provision for Losses                                                                     478            550         1,259
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Losses                                         4,211          4,124         3,377
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
Corporate Finance and Syndication Fees                                                   531            405           338
Trust and Investment Management Fees                                                     379            421           406
Credit Card Revenue                                                                      378            315           238
Service Charges on Deposit Accounts                                                      297            300           288
Fees for Other Financial Services                                                        850            833           829
Trading Revenue                                                                          624            645         1,073
Securities Gains                                                                         119             66           142
Other Revenue                                                                            588            612           710
-------------------------------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                                              3,766          3,597         4,024
-------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries                                                                               2,332          2,205         2,070
Employee Benefits                                                                        434            439           396
Occupancy Expense                                                                        520            573           587
Equipment Expense                                                                        395            382           337
Foreclosed Property Expense                                                              (23)            41           287
Restructuring Charge                                                                    --              308           158
Other Expense                                                                          1,343          1,561         1,458
-------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                              5,001          5,509         5,293
-------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Effect of Accounting Changes                      2,976          2,212         2,108
Income Tax Expense                                                                     1,160            918           539
-------------------------------------------------------------------------------------------------------------------------
Income Before Effect of Accounting Changes                                             1,816          1,294         1,569
Net Effect of Changes in Accounting Principles                                           (11)          --              35
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $  1,805         $1,294        $1,604
-------------------------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                               $  1,700         $1,156        $1,449
-------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Primary:
  Income Before Effect of Accounting Changes                                        $   6.77         $ 4.60        $ 5.57
  Net Effect of Changes in Accounting Principles                                       (0.04)           --            .14
-------------------------------------------------------------------------------------------------------------------------
  Net Income                                                                        $   6.73         $ 4.60        $ 5.71
-------------------------------------------------------------------------------------------------------------------------
Assuming Full Dilution:
  Income Before Effect of Accounting Changes                                        $   6.51         $ 4.54        $ 5.48
  Net Effect of Changes in Accounting Principles                                       (0.04)          --             .14
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $   6.47         $ 4.54        $ 5.62
-------------------------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares                                            252.6          251.3         253.9
-------------------------------------------------------------------------------------------------------------------------
Average Common Shares Assuming Full Dilution                                           263.8          258.9         261.6
-------------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Year Ended December 31, (in millions)                                              1995               1994             1993
------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK
Balance at Beginning of Year                                                     $  1,450            $  1,654         $  1,848
Issuance of Stock                                                                    --                   200              400
Redemption of Stock                                                                  --                  (404)            (594)
Conversion of Stock                                                                  (200)               --               --
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                              1,250               1,450            1,654
------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                                          254                 253              247
Issuance of Stock                                                                       1                   1                6
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                255                 254              253
------------------------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                                        6,544               6,553            6,376
Issuance of Stock                                                                     (72)(a)              12              194
Premium on Redemption of Preferred Stock                                             --                   (12)             (17)
Restricted Stock Granted, Net of Amortization                                           7                  (9)            --
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                              6,479               6,544            6,553
------------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at Beginning of Year                                                        3,263               2,501            1,392
Net Income                                                                          1,805               1,294            1,604
Cash Dividends Declared:
  Preferred Stock                                                                    (105)               (126)            (155)
  Common Stock                                                                       (480)               (406)            (345)
Accumulated Translation Adjustment(b)                                                  10                --                  5
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                              4,493               3,263            2,501
------------------------------------------------------------------------------------------------------------------------------

NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES
Balance at Beginning of Year                                                         (438)                215             --
Impact of Accounting Change                                                          --                  --                215
Net Change in Fair Value of Securities Available-for-Sale, Net of Taxes               135                (653)            --
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                               (303)               (438)             215
------------------------------------------------------------------------------------------------------------------------------

COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                         (361)                (12)             (12)
Purchase of Treasury Stock                                                           (762)               (387)            --
Reissuance of Treasury Stock                                                          861                  38             --
------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                               (262)               (361)             (12)
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       $ 11,912            $ 10,712         $ 11,164
------------------------------------------------------------------------------------------------------------------------------

(a) Primarily reflects the effect of common stock reissued from Treasury due to the conversion of the Corporation's 10% convertible preferred stock.
(b) Balance was $0 million, ($10) million and ($10) million at December 31, 1995, 1994, and 1993, respectively.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)                                                  1995       1994        1993
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                          $  1,805    $  1,294    $  1,604
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Net Effect of Changes in Accounting Principles                                          11        --           (35)
  Provision for Losses                                                                   478         550       1,259
  Restructuring Charge                                                                  --           308         158
  Depreciation and Amortization                                                          366         377         333
  Net Change In:
    Trading-Related Assets                                                            (6,120)     (1,789)    (10,513)
    Accrued Interest Receivable                                                         (149)        (56)        (20)
    Other Assets                                                                      (1,042)        889       1,702
    Trading-Related Liabilities                                                        3,477       1,696        --
    Accrued Interest Payable                                                             (85)         91          22
    Other Liabilities                                                                   (594)        622       1,361
    Other, Net                                                                          (252)       (808)       (730)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                      (2,105)      3,174      (4,859)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                                  2,983         407      (4,169)
  Federal Funds Sold and Securities Purchased Under Resale Agreements                  4,278      (2,241)     (2,424)
  Loans Due to Sales and Securitizations                                              12,717       9,136      12,403
  Other Loans, Net                                                                   (19,345)    (13,123)     (5,657)
  Other, Net                                                                          (1,217)        220         389
Proceeds from the Maturity of Held-to-Maturity Securities                              1,517       2,816       4,968
Proceeds from the Sale of Held-to-Maturity Securities                                   --          --           152
Purchases of Held-to-Maturity Securities                                                (678)     (1,194)     (6,444)
Proceeds from the Maturity of Available-for-Sale Securities                            5,566       3,498       1,608
Proceeds from the Sale of Available-for-Sale Securities                               51,445      18,556       5,352
Purchases of Available-for-Sale Securities                                           (64,367)    (25,697)     (7,568)
Proceeds from Divestitures of Non-Strategic Businesses                                 1,050        --          --
Cash Used in Acquisitions                                                               --          (373)       (481)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                      (6,051)     (7,995)     (1,871)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                           837      (2,041)       (115)
  Domestic Time and Savings Deposits                                                    (164)     (5,124)     (1,716)
  Foreign Deposits                                                                     3,945       5,414       2,887
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements              3,063      10,241      (2,278)
  Other Borrowed Funds                                                                 2,108        (197)      5,625
  Other, Net                                                                              88         (18)       (344)
Proceeds from the Issuance of Long-Term Debt                                           1,153       1,672       3,451
Repayments of Long-Term Debt                                                          (1,818)     (2,042)     (2,299)
Proceeds from the Issuance of Stock                                                      504         254         591
Redemption of Preferred Stock                                                           --          (416)       (610)
Treasury Stock Purchased                                                                (762)       (387)       --
Cash Dividends Paid                                                                     (548)       (521)       (480)
--------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                              8,406       6,835       4,712
--------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                (5)        (34)         24
Net Increase (Decrease) in Cash and Due from Banks                                       245       1,980      (1,994)
Cash and Due from Banks at the Beginning of the Year                                   8,832       6,852       8,846
--------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                                      $  9,077    $  8,832    $  6,852
--------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                  $  6,514    $  4,323    $  3,745
--------------------------------------------------------------------------------------------------------------------
Taxes Paid                                                                          $    911    $  1,011    $    390
--------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Chemical Banking Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended.

   The Corporation conducts its domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of the Corporation are Chemical Bank, a New York banking corporation ("Chemical Bank"), and Texas Commerce Bank National Association, a subsidiary of Texas Commerce Equity Holdings, Inc. ("Texas Commerce"), a Delaware bank holding company subsidiary of the Corporation.

   The Corporation provides diversified financial services principally through two sectors: the Global Bank and Consumer and Relationship Banking. The Global Bank provides domestic and international corporate finance, wholesale banking, and investment services and emphasizes originations, underwriting, distribution, and risk management products. Consumer and Relationship Banking serves a wide range of customer needs and includes consumer, commercial and professional, middle market, and private banking; and trust, cash management, funds transfer, and trade and securities services.

   The accounting and financial reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices and, where applicable, the accounting and reporting guidelines prescribed by the Securities and Exchange Commission and bank regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

   The following is a description of significant accounting policies.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries, after eliminating material intercompany balances and transactions. Equity investments in less than majority-owned companies (20%-50% ownership interest) are generally accounted for in accordance with the equity method of accounting and are reported in Other Assets. The Corporation's pro-rata share of earnings (losses) of these companies is included in Other Revenue.

   Assets held in an agency or fiduciary capacity by commercial banking subsidiaries and by trust and investment advisory subsidiaries are not assets of the Corporation and, accordingly, are not included in the Consolidated Balance Sheet.

   Certain amounts in prior periods have been reclassified to conform to the current presentation.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in Stockholders' Equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets and liabilities to the U.S. dollar, including the related hedges, are reported in the income statement.

TRADING ACTIVITIES

The Corporation trades debt and equity instruments and risk management instruments, as discussed below. These instruments are carried at their estimated fair value. Quoted market prices, when available, are used as the basis to determine the fair value of trading instruments. If quoted market prices are not available, fair values are estimated on the basis of pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

  Realized and unrealized gains (losses) on these instruments are recognized in Trading Revenue. A portion of the market valuation relating to certain risk management instruments is deferred and accreted to income over the life of the instruments to match ongoing servicing costs and credit risks, as appropriate. Interest earned on debt and dividends earned on equity instruments and interest payable on securities sold but not yet purchased are reported as interest income and interest expense, respectively.

Debt and Equity Instruments and Securities Sold, Not Yet Purchased: Debt and equity instruments include securities, loans, and other credit instruments held for trading purposes and are reported as Trading Assets. Obligations to deliver securities sold but not yet purchased are reported as Trading Liabilities.

Risk Management Instruments: The Corporation primarily deals in interest rate, foreign exchange, and commodity contracts to generate trading revenues. Such contracts include futures, forwards, swaps, and options (including interest rate caps and floors). The estimated fair value of such contracts are reported on a gross basis as Trading Assets-Risk Management Instruments (positive fair values) and Trading Liabilities (negative fair values), except for contracts executed with the same counterparty under legally-enforceable master netting agreements, which are reported on a net basis.

DERIVATIVES USED IN ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management activities, the Corporation primarily uses interest rate swaps and futures and to a lesser extent forward rate agreements and option contracts (including interest rate caps and floors) to hedge exposures or to modify the interest rate characteristics of related balance sheet instruments. Futures

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
contracts are designated as hedges when they reduce risk and there is high correlation between the futures contract and the item being hedged, both at inception and throughout the hedge period. Interest rate swaps, forward rate agreements, and option contracts are generally used to modify the interest rate characteristics of balance sheet instruments and are linked to specific assets or groups of similar assets or to specific liabilities or groups of similar liabilities.

   The instruments that meet the above criteria are accounted for under the accrual method, or available-for-sale fair value method, as discussed below.

Accrual Method: Under the accrual method, interest income or expense on the derivative contract is accrued and there is no recognition of unrealized gains and losses on the derivative in the balance sheet. Premiums on option contracts are amortized to interest income or interest expense over the life of such contracts.

Available-for-Sale Fair Value Method: Derivatives linked to available-for-sale securities are carried at fair value. The accrual of interest receivable or interest payable on these derivatives is reported in Interest Income on Securities. Changes in the market values of these derivatives, exclusive of net interest accruals, are reported in Stockholders' Equity, net of applicable taxes, consistent with the reporting of unrealized gains and losses on the related securities.

   For both the accrual and available-for-sale fair value method, realized gains and losses from the settlement or termination of derivatives contracts are deferred on the balance sheet and are amortized to interest income or interest expense over the appropriate risk management periods. Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed, the gain or loss on the derivative contract is recognized as an adjustment to the gain or loss on disposition of the related assets or liabilities.

   Prior to January 1, 1995, the Corporation used interest rate contracts in place of cash market instruments. Effective January 1, 1995, this practice was discontinued. Accordingly, interest rate contracts entered into subsequent to January 1, 1995 that do not meet the hedge or linkage criteria described above are designated as trading activities and are accounted for at estimated fair value.

SECURITIES PURCHASED UNDER RESALE AGREEMENTS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Corporation enters into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. Such agreements are carried on the balance sheet at the amount advanced or borrowed, respectively, plus accrued interest. Interest earned on resale agreements and interest incurred on repurchase agreements are reported as Interest Income and Interest Expense, respectively. The Corporation offsets resale and repurchase agreements executed with the same counterparty under legally-enforceable netting agreements that meet the applicable netting criteria.

   It is the Corporation's policy to obtain control or take possession of securities purchased under resale agreements. The Corporation monitors the market value of securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate.

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). For a further discussion of SFAS 115 and the Financial Accounting Series Special Report on SFAS 115, issued during the 1995 fourth quarter, see Note Four.

   Securities that may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors, are classified as Available-for-Sale and are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related derivatives, are reported, net of applicable taxes, in Stockholders' Equity. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as Held-to-Maturity and are carried at amortized cost. During 1993, securities that might have been sold prior to maturity were carried at the lower of aggregate cost or market value, with any valuation adjustments reported in Securities Gains.

   Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in Interest Income on Securities. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in Securities Gains. Individual securities are reduced through writedowns against Securities Gains to reflect other-than-temporary impairments in value.

   The Corporation anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations ("CMOs") and mortgage-backed securities. The prepayment of CMOs and mortgage-backed securities is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMOs and mortgage-backed securities with stable cash flows and relatively short duration, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing regarding the impact that interest and market rate changes would have on its CMO and mortgage-backed securities portfolios. CMOs and mortgage-backed securities which management believes have high prepayment risk are included in the available-for-sale portfolio.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
LOANS

Loans are generally reported at the principal amount outstanding, net of unearned income and net deferred loan fees (nonrefundable yield-related loan fees, net of related direct origination costs), if any. Loans held for sale are carried at the lower of aggregate cost or fair value. Certain loans meeting the accounting definition of a security are classified as Loans but are measured pursuant to SFAS 115. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

   The Corporation sells or securitizes certain commercial and consumer loans. Such sales are generally without recourse to the Corporation. Gains or losses, as appropriate, are reported in Other Revenue.

   Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans, other than certain consumer loans discussed below, are placed on nonaccrual status immediately if, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

   Consumer loans (exclusive of residential mortgage products which are accounted for in accordance with the nonaccrual loan policy discussed above) are generally charged to the allowance for credit losses upon reaching specified stages of delinquency. Accrued interest is reversed against interest income when such consumer loans are charged off.

   Renegotiated loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. Interest on renegotiated loans is accrued at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is taken into income only as collected.

   Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a
Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). SFAS 114 requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except smaller-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases. Generally, the Corporation applies SFAS 114 to nonaccrual commercial loans and renegotiated loans. In addition, SFAS 114 modified the accounting for in-substance foreclosures ("ISF"). Effective
January 1, 1995, a collateralized loan is considered an ISF and reclassified to Assets Acquired as Loan Satisfactions only when the Corporation has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

   SFAS 118 permits a creditor to use existing methods for recognizing interest revenue on impaired loans. The Corporation recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual and renegotiated loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses provides for risks of losses inherent in the credit-extension process. The allowance is a general allowance and is based on periodic reviews and analyses of the portfolio, which comprises primarily loans and derivatives and foreign exchange contracts. The periodic analyses include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic and political conditions, prior loss experience, and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part. Other charges to the allowance include amounts related to loans transferred to Assets Held for Accelerated Disposition.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Capital leases are included in Premises and Equipment at the capitalized amount less accumulated amortization. Depreciation and amortization of premises are included in Occupancy Expense, while depreciation of equipment is included in Equipment Expense. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

OTHER ASSETS

Assets Acquired As Loan Satisfactions: Assets acquired in full or partial satisfaction of loans are reported at the lower of cost or estimated fair value less costs to sell. These assets are primarily real estate. Writedowns at the date of transfer from Loans to assets acquired as loan satisfactions and within six months after the date of transfer are charged to the Allowance for Credit Losses. Writedowns of such assets subsequent to six months from the date of transfer are included in Foreclosed Property Expense. Operating expenses, net of related revenue, and gains and losses on sales of such assets are reported net in Foreclosed Property Expense.

Assets Held for Accelerated Disposition: Assets held for accelerated disposition consist primarily of real estate loans and real estate assets acquired as loan satisfactions. At the date of transfer to the accelerated disposition portfolio, these assets are recorded at their initial estimated disposition value less costs to sell. Assets held for accelerated disposition are carried at the lower of cost or current estimated disposition value. Any adjustments to the carrying value of these assets or realized gains and losses as assets are sold are reported in Other Revenue.

Equity and Equity-Related Investments: Equity and equity-related investments, include venture capital activities and emerging markets investments. Nonmarketable holdings are carried at cost, net of other-than-temporary impairment losses. Marketable holdings are marked-to-market at a discount to the public value. Income from these investments is reported in Other Revenue.

Intangibles: Goodwill and other acquisition intangibles, such as core deposits and credit card relationships are amortized over the estimated periods to be benefited, generally ranging from 10 to 25 years. An impairment review is performed periodically on these assets. Goodwill amounted to $0.7 billion at December 31, 1995 compared with $1.1 billion at December 31, 1994. The decrease in goodwill during 1995 was primarily due to the sale of the Corporation's banking operations in southern and central New Jersey and half of its 40% interest in the CIT Group Holdings, Inc.

Mortgage Servicing Rights: In 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS 65"), to require that when a definitive plan exists to sell or securitize mortgage loans and to retain the servicing rights related thereto, a mortgage banking enterprise should recognize as separate assets the rights to service mortgage loans for others, irrespective of whether those servicing rights are acquired through the purchase or the origination of the mortgage loans. Under SFAS 65, only purchased mortgage servicing rights were permitted to be recognized as separate assets. Capitalized mortgage servicing assets are amortized into noninterest revenue in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. SFAS 122 requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Corporation's policy for evaluating impairment is to stratify the mortgage servicing rights by year of origination. Fair value is determined considering market prices for similar assets and based on discounted cash flows using market based prepayment estimates for similar coupons and incremental direct and indirect costs.

FEE-BASED REVENUE

Corporate finance and syndication fees primarily include fees received for managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; and arranging private placements and underwriting debt and equity securities.

   Trust and investment management fees primarily include fees received in connection with personal, corporate, and employee benefit trust and investment management activities.

   Credit card revenues primarily include fees received in connection with credit card activities such as annual, late payment, cash advance, and interchange fees, as well as servicing fees earned in connection with securitization activities.

   Fees for other financial services primarily include fees received in connection with mortgage servicing, loan commitments, standby letters of credit and compensating balances and other fees.

   Corporate finance and syndication fees are recognized when services to which they relate have been provided. In addition, recognition of syndication fees is subject to certain tests being satisfied. Trust and investment management fees and fees for other financial services are generally recognized over the period that the related service is provided. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a twelve-month period.

INCOME TAXES

The Corporation recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements. Calculations are based on the provisions of enacted tax laws and the tax rates in effect for current and future years. The deferred tax liability (asset) is determined based on enacted tax rates which will be in effect when the underlying items of income and expense are expected to be reported to the taxing authorities. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
likely-than-not criterion is met. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax liability (asset) is recognized for the estimated taxes payable or refundable for the current year.

EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income after deducting preferred stock dividends by average common and common equivalent shares which reflect the dilutive effects of stock options during the respective period. The dilutive effect of stock options is computed under the treasury stock method using the average market price of the Corporation's common stock for the period.

   Earnings per common share, assuming full dilution, is computed based on the average number of common shares outstanding during the period, including the dilutive effect of stock options and any convertible preferred stock outstanding during the period. The dilutive effect of outstanding stock options is computed using the greater of the closing market price or the average market price of the Corporation's common stock for the period. Any stock options exercised or any preferred stocks converted are assumed to have occurred at the beginning of the period. Net income applicable to common stock is adjusted for dividends declared during the period on the convertible preferred stock.

   During 1995, the Corporation changed its reporting of earnings per share ("EPS") for all periods from "simple" EPS (which is based solely on the average number of common shares outstanding) to reporting "primary" and "fully-diluted" EPS. Previously, the Corporation reported simple EPS, since the differences between simple EPS and primary EPS or simple EPS and fully-diluted EPS were not material (less than 3%).

STATEMENT OF CASH FLOWS

For purposes of preparing the Consolidated Statement of Cash Flows, the Corporation defines cash and cash equivalents as those amounts included in the balance sheet caption Cash and Due from Banks. Cash flows from loans and deposits are reported on a net basis. Changes in assets and liabilities are net of the effects of sales and acquisitions.
-------------------------------------------------------------------------------
2 AGREEMENT TO MERGE WITH CHASE MANHATTAN CORPORATION

On August 28, 1995, the Corporation and The Chase Manhattan Corporation ("Chase") announced a definitive agreement to merge in a stock-for-stock transaction. The merger agreement provides that 1.04 shares of the Corporation's common stock will be issued in exchange for each share of Chase common stock on a tax-free basis. All of Chase's series of preferred stock will be exchanged on a one-for-one basis for a corresponding series of the Corporation's preferred stock having substantially the same terms as the Chase preferred stock so converted.

   The merger was approved by the common shareholders of both institutions at special stockholder meetings on December 11, 1995. On January 5, 1996, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the State Bank Commissioner of Delaware approved the applications for the merger. On January 11, 1996, the Corporation received approval from the New York State Banking Department to merge with Chase. As a result, both companies have received all regulatory approvals necessary to consummate the merger. The merger is scheduled to be completed on March 31, 1996, and will be accounted for as a pooling of interests. The effects of the merger have not been reflected in the financial statements herein.

   At the time of the merger announcement, it was estimated that a one-time pre-tax restructuring charge of $1.5 billion would be incurred upon consummation of the merger, principally as a result of severance expenses associated with the elimination of approximately 12,000 positions from a combined staff of 75,000 located in 39 states and 51 countries and expenses associated with the elimination of offices and redundant operations. Since that date, the Corporation has continued to evaluate the costs anticipated to be incurred in connection with the merger, as well as the cost savings from the merger, and currently anticipates that the merger-related restructuring charge, as well as the cost savings, will each be higher than originally announced.
--------------------------------------------------------------------------------
3 TRADING ACTIVITIES

The Corporation uses its trading assets and liabilities to meet the financial needs of its customers and to generate revenues through its trading activities. The Corporation generates such trading revenue through market-making, sales, arbitrage and, to a lesser degree, positioning. A description of the classes of derivative and foreign exchange instruments used in the Corporation's trading activities, as well as the credit and market risk factors involved in such activities, are disclosed in Note Nineteen.

TRADING ASSETS AND LIABILITIES

Trading assets include debt and equity instruments and derivative contracts with positive fair values. Trading liabilities are comprised of securities sold, not yet purchased and derivative contracts with negative fair values. Trading assets and trading liabilities (which are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

carried at estimated fair value, after taking into account the effects of legally enforceable master netting agreements on risk management instruments) are presented in the following table for the dates indicated.


December 31, (in millions)                                       1995         1994
------------------------------------------------------------------------------------
Trading Assets - Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                        $ 7,442      $ 2,875
  Certificates of Deposit, Bankers' Acceptances,
    and Commercial Paper                                          1,399        1,644
  Debt Securities Issued by Foreign Governments                   4,144        1,983
  Debt Securities Issued by Foreign Financial Institutions        3,145        3,119
  Loans                                                             282          339
  Corporate Securities                                              647          325
  Other                                                           1,258          808
------------------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments(a)             $18,317      $11,093
------------------------------------------------------------------------------------
Trading Assets - Risk Management Instruments:
  Interest Rate Contracts                                       $ 9,566      $ 7,950
  Foreign Exchange Contracts                                      7,873        9,500
  Stock Index Options and Commodity Contracts                       264          259
------------------------------------------------------------------------------------
Total Trading Assets-Risk Management Instruments                $17,703      $17,709
------------------------------------------------------------------------------------
Trading Liabilities - Risk Management Instruments:
  Interest Rate Contracts                                       $11,130      $ 6,980
  Foreign Exchange Contracts                                      8,159        8,872
  Stock Index Options and Commodity Contracts                       172          127
------------------------------------------------------------------------------------
Total Trading Liabilities-Risk Management Instruments           $19,461      $15,979
------------------------------------------------------------------------------------
Securities Sold, Not Yet Purchased                              $ 4,809      $ 4,713
------------------------------------------------------------------------------------
Total Trading Liabilities                                       $24,270      $20,692
------------------------------------------------------------------------------------

(a) Includes emerging markets instruments of $522 million in 1995 and $544 million in 1994.

TRADING REVENUE

The following table sets forth the components of total trading-related revenue.

Year Ended December 31, (in millions)         1995        1994            1993
-------------------------------------------------------------------------------
Trading Revenue                               $624        $645           $1,073
Net Interest Income Impact(a)                  177          15               35
-------------------------------------------------------------------------------

Total Trading-Related Revenue                 $801        $660           $1,108
-------------------------------------------------------------------------------

Product Diversification:

  Interest Rate Contracts(b)                  $275        $384           $  443
  Foreign Exchange Revenues(c)                 291         157(e)           312
  Debt Instruments and Other(d)                235         119              353
-------------------------------------------------------------------------------

Total Trading-Related Revenue                 $801        $660           $1,108
-------------------------------------------------------------------------------

(a) Net interest income attributable to trading activities includes accruals on interest-earning and interest-bearing trading-related positions as well as a management allocation reflecting the funding cost or benefit associated with trading positions.

(b) Includes interest rate swaps, currency swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.

(c) Includes foreign exchange spot and option contracts.

(d) Includes U.S. and foreign government and government agency securities, corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.

(e) Reflects $70 million reduction as a result of losses sustained from unauthorized foreign exchange transactions involving the Mexican peso.
--------------------------------------------------------------------------------
4 SECURITIES

See Note One for a discussion of the accounting policies relating to securities. The amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                    Chemical Banking Corporation
                                                                and Subsidiaries


--------------------------------------------------------------------------------------------------------------------------
                                                                                    December 31, 1995
                                                                                    Gross         Gross
                                                                  Amortized    Unrealized    Unrealized         Fair
(in millions)                                                          Cost         Gains        Losses        Value(a)
--------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                        $18,886          $204            $2        $19,088
  Collateralized Mortgage Obligations                                   446           --              1            445
  Other, primarily U.S. Treasuries                                    2,542             3            42          2,503
Obligations of State and Political Subdivisions                         319           --            --             319
Debt Securities Issued by Foreign Governments                         5,972           217           138          6,051
Corporate Debt Securities                                               521            19             9            531
Collateralized Mortgage Obligations(b)                                  145           --            --             145
Equity Securities                                                       317           --              4            313
Other, primarily Asset-Backed Securities                                757             6             1            762
--------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Fair Value(c)        $29,905          $449          $197        $30,157
--------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                         $1,782           $24            $1         $1,805
  Collateralized Mortgage Obligations                                 2,624            11             6          2,629
  Other, primarily U.S. Treasuries                                       82           --            --              82
Obligations of State and Political Subdivisions                           1           --            --               1
Collateralized Mortgage Obligations(b)                                   48             2           --              50
Other, primarily Asset-Backed Securities                                 91             1           --              92
--------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities(d)                                 $4,628           $38            $7         $4,659
--------------------------------------------------------------------------------------------------------------------------

                                                                                       December 31, 1994
                                                                                      Gross         Gross
                                                                   Amortized     Unrealized    Unrealized         Fair
(in millions)                                                           Cost          Gains        Losses       Value(a)
--------------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                          $8,151           $554          $593         $8,112
  Collateralized Mortgage Obligations                                    354              1            28            327
  Other, primarily U.S. Treasuries                                     6,414              8           359          6,063
Obligations of State and Political Subdivisions                         --              --           --             --
Debt Securities Issued by Foreign Governments                          2,736             16           134          2,618
Corporate Debt Securities                                                358              6             5            359
Collateralized Mortgage Obligations(b)                                   262              1             3            260
Equity Securities                                                        240            --           --              240
Other, primarily Asset-Backed Securities                                 462              1            11            452
--------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities Carried at Fair Value(c)         $18,977           $587        $1,133        $18,431
--------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                          $3,615           $--           $209         $3,406
  Collateralized Mortgage Obligations                                  3,871            --            237          3,634
  Other, primarily U.S. Treasuries                                       130            --              2            128
Obligations of State and Political Subdivisions                          118              1          --              119
Collateralized Mortgage Obligations(b)                                   140              1             4            137
Other, primarily Asset-Backed Securities                                 692              2            12            682
--------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities(d)                                  $8,566             $4          $464         $8,106
--------------------------------------------------------------------------------------------------------------------------

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

(c) At December 31, 1993, the fair value of U.S. Treasury and Federal Agencies and Other securities was $11,897 million and $3,943 million, respectively. There were no Obligations of State and Political Subdivisions.

(d) At December 31, 1993, the amortized cost of U.S. Treasury and Federal Agencies, Obligations of State and Political Subdivisions, and Other securities was $9,142 million, $13 million, and $953 million, respectively.

   Cash proceeds from the sale of available-for-sale securities during 1995, 1994 and 1993 were $51,445 million, $18,556 million, and $5,352 million, respectively. Net gains from available-for-sale securities sold in 1995, 1994 and 1993 amounted to $119 million (gross gains of $436 million and gross losses of $317 million), $66 million (gross gains of $141 million and gross losses of $75 million), and $139 million (gross gains of $178 million and gross losses of $39 million), respectively. There were no sales of held-to-maturity securities during 1995 and 1994. Cash proceeds from the sales of held-to-maturity securities during 1993 were $152 million. Gross gains from held-to-maturity securities sold amounted to $3 million in 1993 (there were no losses from sales of such securities in 1993).

   During the fourth quarter of 1995, the Financial Accounting Standards Board issued Financial Accounting Series Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115 Implementation Guide"). In accordance with the adoption of the SFAS 115 Implementation Guide, the Corporation reassessed the classifications of all securities held. The result of the one-time reassessment was the reclassification of $3,141 million of held-to-maturity securities to available-for-sale securities and $11 million of held-to-maturity securities to trading assets. Unrealized net gains related to the transfer of held-to-maturity securities to available-for-sale securities were $11 million after-tax. The amortized cost of the held-to-maturity securities transferred to trading assets approximated the fair value. See Note Five for a discussion of loans accounted for pursuant to SFAS 115.

   Of the securities held in the Corporation's securities portfolios, securities issued by the Federal Republic of Germany exceeded 10% of the Corporation's total stockholders' equity at December 31, 1995, with a fair value of $2,845 million and an amortized cost of $2,525 million. U.S. Government and Federal Agencies were the only other issuers whose securities exceeded 10% of the Corporation's total stockholders' equity at December 31, 1995.

   The amortized cost, estimated fair value, and average yield of securities and related derivatives at December 31, 1995 by contractual maturity range and type of security are presented in the table which follow:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------------------
Maturity Schedule of Available-for-Sale Securities      Due in 1        Due After 1        Due After 5        Due After
December 31, 1995 (in millions, except yields)        Year or less    Through 5 Years    Through 10 Years    10 Years(a)     Total
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies:
  Amortized Cost                                           $  403             $1,240           $2,029          $18,202      $21,874
  Fair Value                                                  404              1,242            1,990           18,400       22,036
  Average Yield(b)                                           6.52%              5.71%            5.77%            7.41%        7.14%
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions:
  Amortized Cost                                           $  299             $   17           $    2          $     1      $   319
  Fair Value                                                  299                 17                2                1          319
  Average Yield(b)                                           4.00%              5.34%           10.28%           10.46%        4.13%
-----------------------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                                           $1,494             $3,764           $1,851          $   603      $ 7,712
  Fair Value                                                1,497              3,847            1,862              596        7,802
  Average Yield(b)                                           7.96%              6.26%            8.04%            6.10%        7.00%
-----------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities:
  Amortized Cost                                           $2,196             $5,021           $3,882          $18,806      $29,905
  Fair Value                                                2,200              5,106            3,854           18,997       30,157
  Average Yield(b)                                           7.15%              6.12%            6.85%            7.37%        7.07%
-----------------------------------------------------------------------------------------------------------------------------------

Maturity Schedule of Held-to-Maturity Securities         Due in 1      Due After 1        Due After 5       Due After
December 31, 1995 (in millions, except yields)         Year or less   Through 5 Years   Through 10 Years    Years(a)          Total
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies:
  Amortized Cost                                           $   81            $  649          $  936         $ 2,822         $ 4,488
  Fair Value                                                   81               655             942           2,838           4,516
  Average Yield(b)                                           5.05%             6.39%           7.04%           6.77%           6.74%
-----------------------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                                          $  --              $    3          $   83         $    54         $   140
  Fair Value                                                 --                   3              84              56             143
  Average Yield(b)                                           --                6.50%           7.28%           9.34%           8.07%
-----------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities:
  Amortized Cost                                           $   81            $  652          $1,019         $ 2,876         $ 4,628
  Fair Value                                                   81               658           1,026           2,894           4,659
  Average Yield(b)                                           5.05%             6.39%           7.06%           6.82%           6.78%
-----------------------------------------------------------------------------------------------------------------------------------

(a) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of the Corporation's mortgage-backed securities are due in ten years or more based on contractual maturity. The estimated duration of mortgage-backed securities, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 5 years.

(b) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on the available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent yields are used, where applicable.

(c) Includes investments in debt securities issued by foreign governments, corporate debt securities, collateralized mortgage obligations of private issuers, equity and other debt securities.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
5 LOANS

The composition of the loan portfolio at each of the dates indicated was as follows:

                                                                     1995                                   1994
                                                      ---------------------------------     ---------------------------------
December 31, (in millions)                            Domestic      Foreign       Total     Domestic      Foreign       Total
------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
Commercial Real Estate                               $  4,850      $    420     $  5,270    $  5,650     $    482     $  6,132
Commercial and Industrial                              21,946         7,823       29,769      20,251        6,939       27,190
Financial Institutions                                  4,175         3,578        7,753       3,958        3,628        7,586
Foreign Governments and Official Institutions            --           4,836        4,836        --          6,567        6,567
Lease Financings                                          781           609        1,390         763          699        1,462
------------------------------------------------------------------------------------------------------------------------------
  Total Commercial                                     31,752        17,266       49,018      30,622       18,315       48,937
------------------------------------------------------------------------------------------------------------------------------
CONSUMER:
Residential Mortgage                                   17,751           121       17,872      13,567          154       13,721
Credit Card                                             8,678          --          8,678       9,261         --          9,261
Auto Loans                                              1,115          --          1,115       1,829         --          1,829
Other Consumer                                          5,931            14        5,945       5,463           16        5,479
------------------------------------------------------------------------------------------------------------------------------
  Total Consumer                                       33,475           135       33,610      30,120          170       30,290
------------------------------------------------------------------------------------------------------------------------------

Total Loans                                            65,227        17,401       82,628      60,742       18,485       79,227
Unearned Income                                          (370)         (115)        (485)       (283)        (177)        (460)
------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                        $ 64,857      $ 17,286     $ 82,143    $ 60,459     $ 18,308     $ 78,767
------------------------------------------------------------------------------------------------------------------------------


Certain loans that meet the accounting definition of a security are classified as loans and are measured pursuant to SFAS 115, along with related derivatives. Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e., "Brady Bonds") are subject to the provisions of SFAS 115.

   In connection with the adoption of the SFAS 115 Implementation Guide in the fourth quarter of 1995, the Corporation reassessed the classification of all securities held. The result of the one-time reassessment was the reclassification of the entire held-to-maturity portfolio of Brady Bonds, other loans, and related derivatives (measured pursuant to SFAS 115), to available-for-sale. The amount of the reclassification was $1,972 million at amortized cost. Unrealized net losses related to the transfer were $454 million after-tax.

   A significant portion of the Brady Bonds within the available-for-sale portfolio are collateralized by zero-coupon United States Treasury obligations. The interest on Brady Bonds is also collateralized for up to two years. Management continually evaluates and monitors the ability of each of the countries within the portfolio to perform and believes that any unrealized losses on its available-for-sale portfolio are temporary in nature. The amortized cost and estimated fair value of loans measured pursuant to SFAS 115, including the impact of related derivatives, for the dates indicated were as follows:

                                                      Gross         Gross
                                    Amortized    Unrealized    Unrealized       Fair
December 31, 1995 (in millions)          Cost         Gains        Losses      Value
------------------------------------------------------------------------------------
Total (and Available-for-Sale)         $2,350          $ 25        $  813     $1,562
------------------------------------------------------------------------------------

December 31, 1994
------------------------------------------------------------------------------------
Available-for-Sale                     $1,635          $150        $  369     $1,416
Held-to-Maturity                        1,998            10           848      1,160
------------------------------------------------------------------------------------
Total                                  $3,633          $160        $1,217     $2,576
------------------------------------------------------------------------------------


   The 1995 results included a net loss of $86 million (gross gains of $167 million and gross losses of $253 million) related to the disposition of emerging market securities previously recorded as available-for-sale. The sale was part of the Corporation's ongoing efforts to manage its emerging markets exposure in its available-for-sale portfolio. The 1994 results included a net gain of $127 million (gross gains of $146 million and gross losses of $19 million) on the disposition of emerging market securities. Cash proceeds from the sale of these available-for-sale loans during 1995 and 1994 were $1,130 million and $411 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6 ALLOWANCE FOR CREDIT LOSSES

The table below summarizes the changes in the allowance for credit losses during the periods indicated.

Year Ended December 31, (in millions)                                        1995               1994            1993
-------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                               $ 2,480            $ 3,020         $ 3,025
  Provision for Losses                                                         478                550           1,259(b)
  Charge-Offs                                                                 (825)            (1,266)         (1,624)(b)
  Recoveries                                                                   272                319             343
-------------------------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                                             (553)              (947)         (1,281)
  Charge for Assets Transferred to Held for Accelerated Disposition             --               (148)             --
  Other                                                                        (26)(a)              5              17(c)
-------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                     $ 2,379            $ 2,480         $ 3,020
-------------------------------------------------------------------------------------------------------------------------

(a) Includes $28 million related to the sale of banking operations in southern and central New Jersey.

(b) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.

(c) Includes $19 million increase in the allowance related to the acquisition by Texas Commerce of certain assets of First City Bancorporation of Texas, Inc.

   Completion of the Brazilian refinancing package during 1994 essentially brought to a close the broad rescheduling programs begun in the mid-1980s. Accordingly, during the second quarter of 1994, the Corporation combined its then remaining emerging markets allowance with its general allowance for credit losses.

--------------------------------------------------------------------------------
7 NONPERFORMING ASSETS

The following table sets forth the nonperforming assets and contractually past-due loans of the Corporation at the dates indicated.

NONPERFORMING ASSETS

December 31, (in millions)                   1995             1994
------------------------------------------------------------------
Total Domestic Nonperforming Loans           $626           $  618
Total Foreign Nonperforming Loans             230              311
------------------------------------------------------------------

Total Nonperforming Loans                     856(a)           929
Assets Acquired as Loan Satisfactions
  (primarily Real Estate)                      50(a)           210
------------------------------------------------------------------

Total Nonperforming Assets                   $906           $1,139
------------------------------------------------------------------

Contractually Past-Due Loans(b)              $361           $  330
------------------------------------------------------------------


(a) Includes $727 million of loans considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.

(b) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans. Includes consumer loans, exclusive of residential mortgage loans, which are generally not classified as nonperforming but, rather, are charged off on a formula basis upon reaching certain specified stages of delinquency.

   The following table presents the Corporation's assets held for accelerated disposition at the dates indicated:

ASSETS HELD FOR ACCELERATED DISPOSITION

December 31, (in millions)                                1995        1994
--------------------------------------------------------------------------
Loans(a)                                                  $412        $336
Real Estate Owned                                           --         190
--------------------------------------------------------------------------
Total Assets Held for Accelerated Disposition             $412        $526
--------------------------------------------------------------------------

(a) Includes $412 million and $87 million of loans that were performing at December 31, 1995 and 1994, respectively.

   The following table presents the amount of interest income recorded by the Corporation on its nonaccrual and renegotiated loans and the amount of interest income on the carrying value of such loans that would have been recorded had these loans been current in accordance with their original terms (interest at original rates).

                                                    Chemical Banking Corporation
                                                                and Subsidiaries
--------------------------------------------------------------------------------
IMPACT OF NONPERFORMING LOANS ON INTEREST INCOME(a)

Year Ended December 31, (in millions)                 1995        1994          1993
-------------------------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate                 $ 58         $  80         $ 180
Interest That Was Recognized in Income                (15)          (28)          (38)
-------------------------------------------------------------------------------------
Negative Impact-Domestic                               43            52           142
-------------------------------------------------------------------------------------
Foreign:
Gross Amount of Interest That Would Have
  Been Recorded at the Original Rate                   17            22            54
Interest That Was Recognized in Income                 (7)           (9)          (85)
-------------------------------------------------------------------------------------
Negative (Positive) Impact-Foreign                     10            13           (31)
-------------------------------------------------------------------------------------
Total Negative Impact on Interest Income              $53          $ 65         $ 111
-------------------------------------------------------------------------------------

(a) Excludes nonperforming loans held for accelerated disposition.

IMPAIRED LOANS

The following table presents the Corporation's impaired loans disclosures. The Corporation uses the discounted cash flow method as its primary method for valuing its impaired loans.

December 31, (in millions)                                 1995
---------------------------------------------------------------
Impaired Loans with an Allowance                           $425
Impaired Loans without an Allowance(a)                      302
---------------------------------------------------------------
Total Impaired Loans                                       $727
---------------------------------------------------------------
Allowance for Impaired Loans under SFAS 114(b)             $136
---------------------------------------------------------------
Average Balance of Impaired Loans During the
  Year Ended December 31, 1995                             $876
---------------------------------------------------------------
Interest Income Recognized on Impaired Loans During
  the Year Ended December 31, 1995                         $ 15
---------------------------------------------------------------

(a) Impaired loans for which the discounted cash flow, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.

(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.

--------------------------------------------------------------------------------
8 SHORT-TERM AND OTHER BORROWED FUNDS


(in millions)                                       1995            1994           1993
------------------------------------------------------------------------------------------
Federal funds purchased and securities
sold under repurchase agreements:
Balance at year end                                $25,675         $23,098         $12,857
Average daily balance during the year               25,299          19,154          15,461
Maximum month-end balance                           30,911          23,241          16,071
Weighted-average rate at December 31                  5.85%           5.46%           2.85%
Weighted-average rate during the year                 5.70%           4.41%           3.05%
------------------------------------------------------------------------------------------
Other Borrowed Funds-Commercial paper:
Balance at year end                                 $4,852          $4,075          $2,423
Average daily balance during the year                3,955           2,760           2,438
Maximum month-end balance                            4,852           4,075           2,764
Weighted-average rate at December 31                  5.52%           5.18%           2.81%
Weighted-average rate during the year                 5.73%           4.29%           3.42%
------------------------------------------------------------------------------------------
Other Borrowed Funds-Other borrowings:
Balance at year end                                 $4,386          $3,055          $4,431
Average daily balance during the year                3,166           2,965           3,382
Maximum month-end balance                            5,345           5,607           9,428
Weighted-average rate at December 31                  6.53%           6.35%           8.31%
Weighted-average rate during the year                 6.41%           6.12%           6.56%
------------------------------------------------------------------------------------------

   Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes of one year or less, and various other borrowings in domestic and foreign offices that generally have maturities of one year or less.

   At December 31, 1995, the Corporation had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $750 million.

--------------------------------------------------------------------------------
9 FEES FOR OTHER FINANCIAL SERVICES AND OTHER REVENUE

Details of fees for other financial services were as follows:


Year Ended December 31, (in millions)                       1995        1994       1993
---------------------------------------------------------------------------------------
Fees in Lieu of Compensating Balances                       $187        $203       $209
Commissions on Letters of Credit and Acceptances             154         151        155
Loan Commitment Fees                                          87          86         90
Mortgage Servicing Fees                                       94          79         63
Other                                                        328         314        312
---------------------------------------------------------------------------------------

Total Fees for Other Financial Services                     $850        $833       $829
---------------------------------------------------------------------------------------

Details of other revenue were as follows:

Year Ended December 31, (in millions)                      1995         1994        1993
----------------------------------------------------------------------------------------
  Revenue from Equity-Related Investments                  $378         $362        $278
  Net Gains (Losses) on Emerging Markets
    Securities Sales                                        (86)         127         306
  Gain on the Sale of the Corporation's Investment
    in Far East Bank & Trust Company                         85           --          --
  Residential Mortgage Origination/Sales Activities          55          (15)          6
  All Other Revenue                                         156          138         120

----------------------------------------------------------------------------------------

Total Other Revenue                                       $ 588         $612        $710
----------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10 LONG-TERM DEBT

The accompanying table is a summary of long-term debt (net of unamortized original issue debt discount, where applicable) displayed by remaining maturity at December 31, 1995. The distribution by remaining maturity is based on contractual maturity.


                                                        Under           Due                Due            1995             1994
By remaining maturity at December 31, (in millions)     1 year       1-5 years         6-15 years         Total            Total
-----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
Senior Debt:
  Fixed Rate                                                 $30             $663              $20             $713            $647
  Variable Rate                                              805            1,180              325            2,310           2,563
  Modified Interest Rates(a)                         5.56 - 9.80%     5.75 - 8.13%    5.73 - 10.21%    5.56 - 10.21%   3.23 - 10.85%
Subordinated Debt:
  Fixed Rate                                                 --               699            1,467            2,166           1,895
  Variable Rate                                              --               142              100              242             242
  Modified Interest Rates(a)                                 --%     6.19 - 10.38%     5.84 - 8.63%    5.84 - 10.38%   5.64 - 10.38%
-----------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                $835           $2,684           $1,912           $5,431          $5,347
-----------------------------------------------------------------------------------------------------------------------------------

Subsidiaries:
Senior Debt:
  Fixed Rate                                                 $15             $208             $100             $323            $391
  Variable Rate                                               10             --               --                 10             710
  Modified Interest Rates(a)                                10.48%   6.43 - 10.26%   10.23 - 10.26%    6.43 - 10.48%   3.76 - 10.52%
Subordinated Debt:
  Fixed Rate                                                 --              --                969              969             947
  Variable Rate                                              --               346              250              596             596
  Modified Interest Rates(a)                                 --%      5.75 - 6.21%     6.00 - 7.25%     5.75 - 7.25%    5.64 - 7.25%
-----------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                                 $25             $554           $1,319           $1,898          $2,644
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                        $860           $3,238           $3,231           $7,329          $7,991
-----------------------------------------------------------------------------------------------------------------------------------

(a) The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert a majority of the Corporation's fixed-rate debt to variable rates. The interest rates shown for variable rate issues, including those converted to variable rate, are those in effect at December 31, 1995.

The Corporation issues long-term debt denominated in various currencies, predominately in U.S. dollars, with both fixed and variable interest rates.

   Fixed-rate debt outstanding at December 31, 1995 matures at various dates through 2010 at contractual interest rates ranging from 5.00% to 11.83%. The consolidated weighted-average contractual interest rate on fixed-rate debt was 7.82% at both December 31, 1995 and 1994. Variable-rate debt outstanding, with contractual interest rates ranging from 5.34% to 6.63% at December 31, 1995, matures at various dates through 2005. The consolidated weighted-average interest rates on variable-rate debt at December 31, 1995 and 1994 were 6.06% and 5.64%, respectively.

   Included in long-term debt are equity commitment notes and equity contract notes totaling $693 million at both December 31, 1995 and 1994.

   Equity commitment notes require that the Corporation issue, prior to the maturity of such notes, shares of common stock or perpetual preferred stock or other securities of the Corporation (collectively, "Capital Securities") approved by the Federal Reserve Board equal to 100% of the original aggregate principal amount of the notes.

   Equity contract notes require the Corporation to exchange the notes at maturity for Capital Securities with a market value equal to the principal amount of the notes or, at the Corporation's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of Capital Securities.

   At December 31, 1995, the Corporation had designated proceeds from the sale of Capital Securities in an amount sufficient to satisfy fully the dedication requirements of its equity commitment and equity contract notes.

   The Corporation has guaranteed several long-term debt issues of its subsidiaries. Such guaranteed debt totaled $420 million and $435 million at December 31, 1995 and 1994, respectively.

   At December 31, 1995, long-term debt aggregating $200 million was redeemable at the option of the Corporation, in whole or in part, prior to maturity, based on the terms specified in the respective notes.

   The aggregate principal amount of debt that matures in each of the five years subsequent to December 31, 1995 is $860 million in 1996, $738 million in 1997, $758 million in 1998, $699 million in 1999, and $1,043 million in 2000.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
11 PREFERRED STOCK

At December 31, 1995, the Corporation was authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. At December 31, 1995 and 1994, 26 million and 30 million shares, respectively, of preferred stock were outstanding.

   During 1995, the Corporation called all of the outstanding shares of its 10% convertible preferred stock for redemption. Substantially all of the 10% convertible preferred stock was converted prior to the redemption date, at the option of the holders thereof, into approximately 7.6 million shares of the Corporation's common stock. The shares of common stock issued upon the conversion were issued from treasury.

   At December 31, 1995, four million shares of preferred stock designated as Junior Participating Preferred Stock were reserved for issuance under the Corporation's Shareholders' Rights Plan (see Note Eighteen).

   During 1994, the Corporation redeemed all 33.6 million outstanding shares of its Adjustable Rate Cumulative Preferred Stock, Series C. The redemption price was $12.36 per share (which included a premium of $.36 per share) plus accrued but unpaid dividends to the date of redemption. During 1994, the Corporation issued two million shares of Adjustable Rate Cumulative Preferred Stock, Series L Preferred ("Adjustable Rate, Series L"), with a stated value of $100 per share.

   Dividends on shares of each preferred stock issue are payable quarterly and are cumulative. All the preferred stocks outstanding have preference over the Corporation's common stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Corporation.

   The following is a summary of the Corporation's preferred stocks outstanding at December 31, 1995 and 1994:


(Dollars and shares in millions,    Stated             Outstanding at December 31,         Earliest  Redemption    Rate in Effect at
except per share data and rates)     Value  Shares      1995                 1994   Redemption Date     Price(b)   December 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
10.96% Cumulative                  $ 25.00     4.0       $100                 $100       6/30/2000       $ 25.00     10.960%
10.00% Convertible                   50.00     4.0         --                  200              --            --        --
8.375% Cumulative                    25.00    14.0        350                  350        6/1/1997         25.00      8.375%
7.92% Cumulative                    100.00     2.0(a)     200                  200       10/1/1997        100.00      7.920%
7.58% Cumulative                    100.00     2.0(a)     200                  200        4/1/1998        100.00      7.580%
7.50% Cumulative                    100.00     2.0(a)     200                  200        6/1/1998        100.00      7.500%
Adjustable Rate, Series L           100.00     2.0        200                  200       6/30/1999        100.00      5.502(c)
------------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                  $1,250               $1,450
------------------------------------------------------------------------------------------------------------------------------------


(a) Such shares are represented by depositary shares, each representing one-quarter share of preferred stock.

(b) Plus accrued but unpaid dividends.

(c) Floating rates are based on certain money market rates. The minimum and maximum rates are 4.50% and 10.50%, respectively for the Adjustable Rate, Series L.

--------------------------------------------------------------------------------
12 COMMON STOCK

At December 31,1995, the Corporation was authorized to issue 400 million shares of common stock, $1 par value per share. In December 1995, the shareholders of the Corporation approved an amendment to increase the number of authorized shares of common stock to 750 million. The amendment will be effective upon consummation of the merger with Chase. At December 31, 1995, 1994, and 1993, the number of shares of common stock issued and outstanding were as follows:



December 31,                 1995                1994               1993
----------------------------------------------------------------------------
Issued                   254,930,904         254,009,187         253,397,864
Held in Treasury          (4,414,830)         (9,497,533)           (515,782)
----------------------------------------------------------------------------
Outstanding              250,516,074         244,511,654         252,882,082
----------------------------------------------------------------------------


   During 1995, the Corporation repurchased approximately 14.4 million shares of its outstanding common stock in the open market. These share repurchases have been utilized to offset the effects of common stock issuances upon the exercise of options in various outstanding employee stock option and incentive plans. During 1995, approximately 12.8 million shares (11.9 million from treasury) were issued under various employee stock option and incentive plans. Additionally, in 1995, 7.6 million shares of common stock were issued (also from treasury) upon the conversion of the Corporation's 10% convertible preferred stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   As of December 31, 1995, approximately 15,131,468 shares of common stock were reserved for issuance under various employee incentive and stock purchase plans and under the Corporation's Dividend Reinvestment Plan. Under the Corporation's Dividend Reinvestment Plan, stockholders may reinvest all or part of their quarterly dividends in shares of common stock.

   Common stock issued, or distributed from treasury, during 1995, 1994 and 1993 was as follows:



Year Ended December 31,                           1995             1994             1993
-------------------------------------------------------------------------------------------
Employee Benefit and
   Compensation Plans                          12,692,961(a)     1,210,011        1,733,973
Dividend Reinvestment
  and Stock Purchase Plans                        121,065          456,767          539,919
Conversion of 10% Convertible
  Preferred Stock                               7,639,424             --               --
Public Offerings                                     --               --          3,800,000
-------------------------------------------------------------------------------------------
Total Shares Issued, or Distributed
  from Treasury(b)                             20,453,450        1,666,778        6,073,892
-------------------------------------------------------------------------------------------

(a) Amount includes 8,886,969 of common stock issued related to the Employee Stock Option Plan. See Note Fourteen for a discussion of the Corporation's Employee Stock Option Plan.

(b) During 1995 and 1994, 19,530,163 and 1,055,455, respectively, of these shares were distributed from treasury. No shares were distributed from treasury in 1993.

13 POSTRETIREMENT BENEFITS

Pension Plans: The Corporation has a noncontributory pension plan that covers substantially all domestic employees and provides for defined benefits pursuant to a cash balance feature and a final-average-pay feature (the "noncontributory pension plan"). Contributions will be made to the noncontributory pension plan within the range of levels permitted under applicable law.

   The accompanying tables present the aggregate funded status and the net asset amounts included in other assets and the components of expense included in employee benefits expense for the Corporation's noncontributory pension plan.

FUNDED STATUS OF PENSION PLANS

December 31, (in millions)                                      1995                1994
-----------------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligation:
  Accumulated Benefit Obligation
    Vested Benefits                                           $ (974)              $ (817)
    Nonvested Benefits                                           (51)                 (44)
  Additional Benefits Based on Future Salary Levels             (160)                (135)
-----------------------------------------------------------------------------------------
Projected Benefit Obligation for Service
  Rendered to Date                                            (1,185)                (996)
Plan Assets at Fair Value, primarily Listed Stocks,
  U.S. Bonds and Commingled Funds                              1,525                1,296
-----------------------------------------------------------------------------------------
Plan Assets in Excess of Projected Benefit Obligation            340                  300
Unrecognized Net Loss                                             76                  161
Unrecognized Net Asset                                           (46)                 (60)
Unrecognized Prior Service (Benefit) Cost                        (34)                 (31)
-----------------------------------------------------------------------------------------
Prepaid Pension Cost                                         $   336              $   370
-----------------------------------------------------------------------------------------
Annualized Actuarial Assumptions:
  Discount Rate                                                 7.25%                8.75%
  Rate of Increase in Future Compensation                       5.00                 5.00
-----------------------------------------------------------------------------------------

COMPONENTS OF NET PENSION EXPENSE

Year Ended December 31, (in millions)                 1995           1994           1993
----------------------------------------------------------------------------------------
Cost of Benefits Earned                              $  85          $  96          $  87
Interest Cost on Projected Benefit Obligation           81             72             69
Actual (Gain) Loss on Plan Assets                     (326)            15           (157)
Net Amortization and Deferral                          192           (145)            24
----------------------------------------------------------------------------------------
Net Periodic Pension Expense                         $  32          $  38          $  23
----------------------------------------------------------------------------------------
Annualized Actuarial Assumptions:
  Discount Rate                                       8.75%          7.50%          8.75%
  Assumed Rate of Long-Term Return on
    Plan Assets                                       9.50           8.50           9.50
  Rate of Increase in Future Compensation             5.00           5.00           6.00
----------------------------------------------------------------------------------------

   In addition to the noncontributory pension plan, the Corporation also maintains a number of defined benefit pension plans in foreign jurisdictions covering the employees of certain foreign operations. Contributions are made to the foreign plans in accordance with local plan and legal requirements.

   The Corporation has elected not to prefund fully several defined benefit plans based on plan and legal requirements. At December 31, 1995 and 1994, the Corporation's accrued liability included in accrued expenses related to those plans totaled $56 million and $46 million, respectively. The employee benefits expense related to these plans was $12 million in 1995, $11 million in 1994, and $8 million in 1993.

   The Corporation has several defined contribution plans. The most significant is a Savings Incentive Plan ("SIP") offered to domestic employees. Subject to certain limits, the SIP allows employees to make tax-deferred investments and earn matching contributions from the Corporation. Employee benefits expense related to defined contribution plans totaled $58 million in 1995, $51 million in 1994, and $42 million in 1993.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
Postretirement Medical and Life Insurance Benefits: The Corporation provides postretirement medical and life insurance benefits to substantially all domestic employees hired prior to April 15, 1992, and to certain foreign employees. The employees must meet certain age and length-of-service requirements at retirement. The amount of benefits provided varies with length of service and date of hire. The Corporation has not prefunded these benefits.

   Effective January 1, 1995, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits for its foreign employees. Consistent with the January 1, 1993 adoption of SFAS 106 for domestic employees, the Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 related to its foreign employees via a one-time pre-tax charge of $17 million ($11 million after-tax).

   The accompanying tables present the components of the liability included in accrued expenses, and the periodic expense included in employee benefits expense related to providing postretirement medical and life insurance benefits. The discount rates and rates of increase in future compensation used to determine the actuarial values for these benefits generally are consistent with those used for the noncontributory pension plan. For 1995, the assumed medical benefits cost trend rate used to measure the expected cost of benefits was 11% for 1996, declining by 1% per year to a floor of 6%. The effect of a 1% increase in the assumed medical benefits cost trend rate would be to increase each of the December 31, 1995 accumulated obligation and related periodic expense by approximately 8%.

COMPONENTS OF POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY

December 31, (in millions)                 1995          1994
-------------------------------------------------------------
Accumulated Benefit Obligation:
  Retirees                                $ 455         $ 391
  Active Employees                           73            57
-------------------------------------------------------------
Accumulated Benefit Obligation              528           448
Unrecognized Net Loss                       (72)          (24)
-------------------------------------------------------------
Accrued Postretirement Medical and
  Life Insurance Benefits                 $ 456         $ 424
-------------------------------------------------------------

   The unrecognized net loss at December 31, 1995 resulted primarily from the change in the discount rate at December 31, 1995.

COMPONENTS OF NET POSTRETIREMENT MEDICAL AND
LIFE INSURANCE EXPENSE

Year Ended December 31, (in millions)                       1995       1994         1993
----------------------------------------------------------------------------------------
Cost of Benefits Earned                                      $ 4        $ 4        $   3
Interest Cost on Accumulated Benefit Obligation               38         36           35
Amortization of Net Loss                                      --          2         --
----------------------------------------------------------------------------------------
Net Postretirement Medical and Life Insurance Expense        $42        $42        $  38
----------------------------------------------------------------------------------------

14 EMPLOYEE STOCK INCENTIVE PLANS

EXECUTIVE INCENTIVE PLANS

The Corporation has a long-term stock incentive plan (the "Plan") which provides for stock-based awards, including stock options, restricted stock, and restricted stock units, to certain key employees.

   Pursuant to the Plan, stock options are issued at prices at least equal to the market value of the Corporation's common stock on the grant date. Generally, options cannot be exercised until one year after the grant date and become exercisable over various periods as determined at the time of grant. Options generally expire ten years after the grant date. No compensation expense is required to be recognized in conjunction with such options granted or exercised; amounts received upon the exercise of options are recorded as common stock and capital surplus.

   Restricted stock and restricted stock units are issued under the Plan at no cost to the recipient. Restricted stock is awarded subject to the risk of forfeiture until certain restrictions, including continued employment for a specified number of years, have lapsed. The recipient is, however, entitled to the voting rights and dividends on the stock. Restricted stock units entitle their holders to receive shares of common stock after a certain period of continued employment. The holders of restricted stock units are entitled to receive cash payments equivalent to the dividends that would have been received if the units were shares of common stock.

   Most restricted stock and restricted stock units awarded under the Plan during 1995 and 1994 vest when the Corporation's common stock price reaches and sustains targeted prices for a minimum period of time. At December 31, 1995, more than half of all such awards had vested as a result of the first two targets having been attained. During 1995, restricted stock and restricted stock units totaling 858,680 were issued under the Plan. The number of such awards issued under the Plan during 1994 totaled 901,300.

   Compensation expense relating to most restricted stock and restricted stock units (i.e., for awards where the number of shares to be issued at the end of the restricted period is determined on the grant date) is equal to the market value of the Corporation's common stock on the grant date; for other awards, compensation expense generally is equal to the market value on the date the restrictions lapse (i.e., for awards that are forfeitable in the event that targets are not attained or that are payable in cash). Compensation expense is recognized over the restricted period.

   The following table presents a summary of the aggregate option transactions under the Plan during 1995 and 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                            1995                                    1994
                                                   Stock                                     Stock
Year ended December 31,                          Options            Option Price           Options           Option Price
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                 14,066,326        $10.88 - $43.13        11,440,548        $10.88 - $43.13
Granted                                         3,127,300          37.82 - 51.25         3,335,337          21.80 - 40.19
Exercised                                       1,835,515          10.88 - 43.13           457,620          10.88 - 39.06
Cancelled                                         188,645          25.13 - 47.33           251,939          10.88 - 43.13
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31               15,169,466        $10.88 - $51.25        14,066,326        $10.88 - $43.13
-------------------------------------------------------------------------------------------------------------------------
Options Exercisable at December 31              8,964,994        $10.88 - $47.33         7,546,369        $10.88 - $43.13
-------------------------------------------------------------------------------------------------------------------------


   At December 31, 1995 and 1994, 201,422 and 197,924 shares, respectively, of the Corporation's common stock were reserved for issuance and available for future awards under the Plan. In January of each year the Corporation reserves additional shares equal to 1.5% of its outstanding shares of common stock for future awards under the Plan.

EMPLOYEE STOCK OPTION PLAN

In 1994, the Corporation granted 20,025,250 non-qualified stock options to purchase shares of its common stock to all full-time (500 options each) and part-time (250 options each) employees (excluding senior officers). These options were granted at the $40.50 market price of the Corporation's common stock on June 15, 1994 and were exercisable in three installments if the Corporation's common stock price closed at, or above, certain targeted prices for a pre-specified period. During 1995, all three minimum target prices were met and maintained for the specified periods, giving grant recipients the right to exercise all of their options. Any options not exercised by June 14, 2004 will be forfeited as of that date.

   Neither the grant nor the exercise of the options result in a charge to the Corporation's earnings under current accounting rules.

   The following table presents the activity in the employee stock option plan during 1995 and 1994.

                                                     1995                               1994
                                           Number of                           Number of
Year ended December 31,                      Options    Option Price             Options    Option Price
--------------------------------------------------------------------------------------------------------
Options Outstanding, January 1            18,784,750          $40.50                --            $ --
Granted                                         --              --            20,025,250           40.50
Exercised                                  8,884,550           40.50                --              --
Cancelled                                  1,074,475           40.50           1,240,500           40.50
--------------------------------------------------------------------------------------------------------
Options Outstanding, December 31           8,825,725          $40.50          18,784,750          $40.50
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
15 RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

Federal Reserve Board regulations require depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Corporation with various Federal Reserve Banks was approximately $675 million during 1995 and $1 billion during 1994.

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

   The principal sources of the Corporation's income (on a parent company-only basis) are dividends and interest from Chemical Bank and the other banking and non-banking subsidiaries of the Corporation. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Under such limitations, dividend payments by such banks are limited to the lesser of (i) the amount of "undivided profits" (as defined) and
(ii) absent regulatory approval, an amount not in excess of "net income" (as defined) for the current year plus "retained net income" (as defined) for the preceding two years. Non-bank subsidiaries of the Corporation are not subject to such limitations.

   In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1996, without the approval of their relevant banking regulators, pay dividends of approximately $423 million to their respective bank holding companies, plus an additional amount equal to their net income from January 1, 1996 through the date in 1996 of any such dividend payment. In determining whether, and to what extent, to pay dividends, each subsidiary bank must also consider the effect of applicable regulatory capital guidelines and leverage limitations.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
   In addition to dividend restrictions, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions
Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

-------------------------------------------------------------------------------
16 RESTRUCTURING CHARGES AND OTHER EXPENSE

Restructuring Charges: In December 1994, the Corporation announced a two-year program to improve earnings per share and return on equity and, as a result, recorded a pre-tax restructuring charge of $260 million. The charge is related to severance and other termination-related costs of $138 million associated with the elimination of 3,700 positions and costs of $122 million for the disposition of certain facilities, premises and equipment, and the termination of leases. The staff reductions have been tied to specific expense-reduction initiatives, such as commercial lending re-engineering, branch network rationalization, and the process improvement program at Texas Commerce and have occurred within the Global Bank, Consumer and Relationship Banking and Corporate sectors. At December 31, 1995, the Corporation had eliminated approximately 2,800 of the 3,700 positions targeted for elimination. Also at December 31, 1995, the reserve balance associated with this charge was approximately $115 million.

   During 1994, the Corporation also included in noninterest expense a restructuring charge of $48 million related to the closing of 50 New York branches and a staff reduction of 650.

   In 1993, the Corporation completed an assessment of costs associated with the merger of the Corporation and MHC on December 31, 1991, and, as a result, included in noninterest expense a charge of $115 million. Also in 1993, the Corporation's Texas Commerce subsidiary incurred a restructuring charge of $43 million in connection with the acquisition of assets and assumption of liabilities of four banks (the "First City Banks") of the former First City Bancorporation of Texas, Inc. from the FDIC.

   At December 31, 1995, the remaining reserve related to the New York branch restructuring charge taken in 1994 and both restructuring charges taken in 1993 was immaterial.

Other Expense: Details of other expense were as follows:

Year Ended December 31, (in millions)              1995        1994        1993
--------------------------------------------------------------------------------
Other Expense:(a)
  Professional Services                           $ 205        $225        $193
  Marketing Expense                                 178         186         187
  FDIC Assessments                                   77(b)      160         175
  Telecommunications                                148         153         131
  Amortization of Intangibles                       101         115         106
  All Other                                         634         722         666
--------------------------------------------------------------------------------
Total Other Expense                              $1,343      $1,561      $1,458
--------------------------------------------------------------------------------

(a) Certain prior period amounts have been reclassified to conform with the current year's presentation.

(b) Reflects the impact of a reduction in the FDIC assessment rate.

-------------------------------------------------------------------------------
17 INCOME TAXES

The Corporation accounts for income taxes pursuant to SFAS 109. The Corporation adopted SFAS 109 as of January 1, 1993 on a prospective basis and recognized a favorable cumulative effect on income tax expense of $450 million.

   A valuation reserve was established as of January 1, 1993, in accordance with the requirements of SFAS 109, for tax benefits available to the Corporation but for which realization was in doubt. The Corporation's valuation reserve for Federal taxes was $86 million at December 31, 1995, relating primarily to tax benefits associated with foreign operations which are subject to tax law limitations on realization.

   Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities as of December 31, 1995 and 1994 are reflected in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------



December 31, (in millions)                                           1995        1994
-------------------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for Credit Losses                                       $  491      $  510
  Reserves Other Than Credit Losses                                   417         487
  Fair Value Adjustments--Available-for-Sale Securities               162         230
  Interest and Fee Accrual Differences                                 84         225
  Foreign Operations                                                  237         188
  Postretirement Benefits                                             159         144
  Other                                                               138         179
-------------------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                                  $1,688      $1,963
-------------------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing Transactions                                             $  489      $  563
  Pension Benefits                                                    110         134
  Depreciation and Amortization                                       122         148
  Other                                                               126         185
-------------------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                             $  847      $1,030
-------------------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve                       $   86      $  115
-------------------------------------------------------------------------------------
Net Federal Deferred Tax Asset After Valuation Reserve             $  755      $  818
-------------------------------------------------------------------------------------

   A valuation reserve approximating $148 million at December 31, 1995, has been established against all New York State and City deferred tax assets. The Corporation has recorded deferred New York State and City tax liabilities of approximately $130 million, net of deferred tax assets and related valuation reserve, as of December 31, 1995. Foreign deferred taxes are approximately $150 million as of December 31, 1995 and a federal deferred tax asset has been recorded in accordance with SFAS 109. The Corporation expects that when paid, these foreign taxes will be creditable against its federal income tax liability.

The components of income tax expense included in the Consolidated Statement of Income were as follows:

Year Ended December 31, (in millions)             1995            1994           1993
-------------------------------------------------------------------------------------
Current Income Tax Expense (Benefit):
Federal                                         $   768           $489          $ 360
Foreign                                             204            122            201
State and Local                                     162            197            203
-------------------------------------------------------------------------------------
Total Current                                     1,134            808            764
-------------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                             (84)            68           (229)
Foreign                                              78             28            (17)
State and Local                                      32             14             21
-------------------------------------------------------------------------------------
Total Deferred                                       26            110           (225)
-------------------------------------------------------------------------------------
Total Income Tax Expense                        $ 1,160           $918          $ 539
-------------------------------------------------------------------------------------

   Not reflected in the preceding table are the tax effects of unrealized gains and losses, with respect to available-for-sale securities that are recorded directly in stockholders' equity, pursuant to SFAS 115 and certain tax benefits associated with the Corporation's employee stock plans. Stockholders' equity decreased by $19 million and $145 million, respectively, in 1995 and 1993 and increased by $472 million in 1994 due to the tax effects.

   The tax expense applicable to securities gains and losses for the years 1995, 1994 and 1993 was $47 million, $27 million, and $62 million, respectively.

   A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

Year Ended December 31, (in millions)                         1995             1994           1993
--------------------------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense                          $ 1,042           $ 774           $ 738
Increase (Decrease) in Tax Expense Resulting From:
  (Recognized) Unrecognized Tax Benefits                       --              --              (331)
  Tax-Exempt Interest and Dividends                             (39)            (34)            (34)
  State and Local Income Taxes, Net of
    Federal Income Tax Benefit                                  126             137             145
  Nondeductible Expense                                          65              22              24
  Other--Net                                                    (34)             19              (3)
---------------------------------------------------------------------------------------------------
Total Income Tax Expense                                    $ 1,160           $ 918           $ 539
---------------------------------------------------------------------------------------------------

   The following table presents the domestic and foreign components of income before income taxes for the past three years.

Year Ended December 31, (in millions)     1995         1994          1993
-------------------------------------------------------------------------
Domestic                                 $2,561       $1,665        $1,783
Foreign(a)                                  415          547           325
--------------------------------------------------------------------------

Income Before Income Taxes               $2,976       $2,212        $2,108
--------------------------------------------------------------------------

(a) For purposes of this disclosure, foreign income is defined as income generated from operations located outside the United States.

---------------------------------------------------------------------------
18 SHAREHOLDERS' RIGHTS PLAN

At December 31, 1995, the Corporation had in place a Shareholders' Rights Plan. The Shareholders' Rights Plan contains provisions intended to protect stockholders in the event of unsolicited offers or attempts to acquire the Corporation, including offers that do not treat all stockholders equally, acquisitions in the open market of shares constituting control without offering fair value to all stockholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent stockholders' interests fully. The Shareholders' Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase a unit consisting of one one-hundredth of a share of Junior Participating Preferred Stock for an exercise price of $150 per unit, subject to adjustment.

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

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
19 DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management. These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of the credit and market risks involved with derivative and foreign exchange financial instruments, reference is made to the first three paragraphs of the Derivative and Foreign Exchange Financial Instruments section of the Management's Discussion and Analysis ("MD&A") on page 29, the first ten paragraphs of the Credit Risk Management section of the MD&A on page 23, and paragraphs eight through eleven of the Market Risk Management section of the MD&A on page 31.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The credit risk associated with the Corporation's trading activities is disclosed on the balance sheet. The effects of any market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis. See Note One for a discussion of the Corporation's trading activities and Note Three for the types and categories of these trading instruments.

Derivative and Foreign Exchange Instruments Used for Purposes Other than
Trading: The Corporation's principal objective in using derivatives for purposes other than trading is for its asset/liability management. For a further discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for asset/liability management activities, reference is made to the first three paragraphs of the Asset/Liability Management discussion in the MD&A on page 32 and the Other Market Risk Management section on page 35.

   The majority of the Corporation's derivatives used for asset/ liability management are transacted through its trading units.

   For the disclosure of the fair value associated with the Corporation's asset/liability management activities, see Note Twenty Two.

   At December 31, 1995, gross deferred gains and gross deferred losses relating to closed derivative contracts used in asset/liability management activities were $57 million and $187 million, respectively. See Note One on page 47 for the accounting method used for these contracts and the Amortization of Net Deferred Gains/Losses on Closed ALM Contracts table on page 35 of the MD&A.

   The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at December 31, 1995, deferred gains and losses associated with such transactions were immaterial.

   The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below. The table should be read in conjunction with the preceding narrative as well as the descriptions of these products and their risks immediately following.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                 Notional Amounts(a)                  Credit Exposure
December 31, (in billions)                                     1995              1994              1995              1994
---------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Futures, Forwards and Forward Rate Agreements
  Trading                                                    $  877.2          $  951.0          $    1.2          $    0.8
  Asset and Liability Management                                 33.9              32.8               0.1              --
Interest Rate Swaps
  Trading                                                     1,387.6           1,107.9               8.2               6.9
  Asset and Liability Management                                 47.4              50.7               0.2               0.2
Purchased Options
  Trading                                                        60.2              60.5               0.2               0.2
  Asset and Liability Management                                 17.8              13.7              --                --
Written Options
  Trading                                                        65.8              69.5              --                --
  Asset and Liability Management                                  6.3               3.3              --                --
---------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                                $2,496.2          $2,289.4          $    9.9          $    8.1
---------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                                    $  824.8          $  794.0          $    5.9          $    7.3
  Asset and Liability Management                                  8.9              12.3              --                --
Other Foreign Exchange Contracts(b)
  Trading                                                       120.4              94.5               2.0               2.2
  Asset and Liability Management                                  0.7               0.3              --                --
---------------------------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                             $  954.8          $  901.1          $    7.9          $    9.5
---------------------------------------------------------------------------------------------------------------------------
STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Trading                                                    $   11.3          $    4.5          $    0.2          $    0.3
---------------------------------------------------------------------------------------------------------------------------
Total Stock Index Options and Commodity Contracts            $   11.3          $    4.5          $    0.2          $    0.3
---------------------------------------------------------------------------------------------------------------------------
Total Credit Exposure Recorded on the Balance Sheet                                              $   18.0          $   17.9
---------------------------------------------------------------------------------------------------------------------------


(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and commodity contracts were $362.5 billion, $.8 billion and $2.9 billion, respectively, at December 31, 1995. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $42.1 billion, $46.1 billion and $32.9 billion, respectively, at December 31, 1995, compared with $34.2 billion, $38.4 billion and $22.2 billion, respectively, at December 31, 1994.

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

   Forward rate agreements are contracts to exchange payments on a certain future date, based on a market change in interest rates from trade date to contract settlement date. The notional amount on which the interest payments are based is not exchanged. The maturity of these agreements is typically less than two years.

   Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. Cross-currency interest rate swaps are contracts that involve the exchange of both interest and principal amounts in two different currencies. The risks inherent in interest rate and cross-currency swap contracts are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the contracts due to movements in the underlying interest rates.

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

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------

   The Corporation's use of written options as part of its asset/liability management is permitted only in those circumstances where they are specifically linked to purchased options and in order to mitigate interest rate risk. All unmatched written options are included in the trading portfolio and are marked-to-market.

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

   To reduce credit risk, management may deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

   Derivatives and foreign exchange products are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Standardized exchange-traded derivatives primarily include futures and options. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price, and maturity.

   Included as part of the financial instruments presented in the preceding notional table are transactions involving "when-issued securities", which the Corporation enters into primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued. Accordingly, such commitments are not recorded on the balance sheet until issued. However, these commitments are marked-to-market with the resulting gains or losses reflected in trading revenue.

-------------------------------------------------------------------------------
20 OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

In addition to using derivative and foreign exchange financial instruments, the Corporation also utilizes lending-related financial instruments in order to meet the financing needs of its customers. The Corporation issues commitments to extend credit, standby and other letters of credit, and guarantees, and also provides securities-lending services. For these instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Corporation's actual future credit exposure or liquidity requirements for such commitments.

   The following table summarizes the lending-related contract amounts relating to these financial instruments at December 31, 1995 and 1994.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS


December 31, (in millions)                             1995           1994
-------------------------------------------------------------------------------
Commitments to Extend Credit                         $60,755(a)     $49,266(a)
Standby Letters of Credit and Guarantees (Net of
   Risk Participations of $3,646 and $5,218)          13,554         12,451
Other Letters of Credit                                2,825          2,860
Customers' Securities Lent                            18,388         18,979
-------------------------------------------------------------------------------

(a) Excludes credit card commitments of $20 billion and $19 billion at December 31, 1995 and 1994, respectively.

   Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.

   Standby letters of credit and guarantees are conditional commitments issued by the Corporation generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing, construction, and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. The Corporation holds collateral to support those standby letters of credit and guarantees written for which collateral is deemed necessary. At December 31, 1995, all of the Corporation's standby letters of credit and guarantees written expire in less than five years.

   Customers' securities lent are customers' securities held by the Corporation, as custodian, which are lent to third parties. The Corporation obtains collateral, with a market value exceeding 100% of the contract amount, which is used to indemnify customers against possible losses resulting from third-party defaults.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
21 CONCENTRATIONS OF CREDIT RISK

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

   The accompanying table presents the Corporation's significant concentrations of credit risk for all financial instruments, including both on-balance sheet as well as off-balance sheet instruments (which primarily include lending-related financial instruments). The Corporation has procedures to monitor counterparty credit risk and to obtain collateral when deemed necessary. Accordingly, management believes that the total credit exposure shown below is not representative of the potential risk of loss inherent in the portfolio.


                                                     1995                                           1994
                                                 Distributions                                 Distributions
                                  Total Credit   % of   On-Balance  Off-Balance  Total Credits  % of    On-Balance  Off-Balance
December 31, (in billions)            Exposure  Total        Sheet        Sheet       Exposure  Total        Sheet        Sheet
-------------------------------------------------------------------------------------------------------------------------------
Consumer                                $ 55       19%        $ 35         $ 20           $ 52     20%        $ 31          $21
Real Estate Related                        9        3            7            2             10      4            8            2
Financial Institutions                    53       19           37           16             57     21           43           14
U.S. Government and Agencies              34       12           34          --              25      9           25           --
Foreign Governments and
  Official Institutions                   20        7           17            3             15      6           13            2
Brokers and Dealers                       35       12           11           24             36     14           13           23
Commercial and Industrial and Other       80       28           36           44             70     26           33           37
-------------------------------------------------------------------------------------------------------------------------------
Total                                   $286      100%        $177         $109           $265    100%        $166          $99
-------------------------------------------------------------------------------------------------------------------------------

   The Corporation's balance sheet exposure to consumers was mainly residential mortgages and credit card outstandings, with off-balance sheet exposure concentrated in unfunded credit card commitments. For a geographic concentration of residential mortgages and credit card outstandings, reference is made to the tables entitled Residential Mortgage Loans by Geographic Region and Domestic Credit Card Receivables by Geographic Region within the Domestic Consumer Portfolio section of the MD&A on pages 25 and 26, respectively.

   Geographic concentrations are a factor most directly affecting the credit risk of the real estate and emerging markets segments of the Corporation's loan portfolio. The Corporation's real estate portfolio is primarily concentrated in the New York Metropolitan area and in Texas. Its emerging markets portfolio is largely concentrated in Latin America, principally Mexico, Venezuela and Brazil.

--------------------------------------------------------------------------------
22 FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Quoted market prices are not available for a significant portion of the Corporation's financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of the net realizable value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

   Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of the Corporation. For example, the values associated with the various ongoing businesses which the Corporation operates are excluded. The Corporation has developed long-term relationships with its customers through its deposit base and its credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In addition, relationships with mortgage servicing customers that originated prior to the adoption of SFAS 122 also provide significant economic value not currently reflected in the balance sheet. In the opinion of management, these items in the aggregate add significant value to the Corporation, but their fair value is not disclosed in this Note.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
   Fair values among financial institutions are not comparable due to the wide range of permitted valuation techniques and the numerous estimates that must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using the information disclosed in this Note for purposes of evaluating the financial condition of the Corporation compared with other financial institutions.

   The following summary presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments required to be valued pursuant to SFAS 107.

FINANCIAL ASSETS

Assets for Which Fair Value Approximates Carrying Value: The fair value of certain financial assets carried at cost, including cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables, and accrued interest receivable, is considered to approximate their respective carrying values due to their short-term nature and negligible credit losses. The fair value of loans held for accelerated disposition is also considered to approximate carrying value. As discussed in Note One, such loans are carried at the lower of cost or current estimated disposition value.

Trading Assets: The Corporation carries trading assets, which includes debt and equity instruments as well as the positive fair values of derivative and foreign exchange instruments, at estimated fair value. The fair value of these instruments were valued using either quoted market prices, pricing models, quoted market prices of financial instruments with similar characteristics or discounted cash flows. For the fair value of trading assets, see Note Three.

Securities: Securities held-to-maturity are carried at amortized cost. Securities available-for-sale and interest rate contracts used in connection with the available-for-sale portfolio are carried at fair value. The valuation methodologies for securities are discussed in Note Four.

Loans: Loans are valued using methodologies suitable for each loan type. Certain of these methodologies and key assumptions made are discussed below.

   The fair value of the Corporation's commercial loan portfolio was estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows were adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes. Generally, emerging market loans were valued based on secondary market prices.

   For consumer installment loans and residential mortgages, for which market rates for comparable loans are readily available, the fair value was estimated by discounting cash flows, adjusted for prepayments. The discount rates used for consumer installment loans were current rates offered by commercial banks and thrifts; for residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, were used. The fair value of credit card receivables was estimated by discounting expected cash flows. The discount rates used incorporated the effects of interest rate changes only, since the estimated cash flows were adjusted for credit risk.

Other Assets: Other Assets consist primarily of equity investments, including venture capital investments. The fair value of these investments was determined on an individual basis. The valuation methodologies included market values of publicly-traded securities, independent appraisals, and cash flow analyses.

FINANCIAL LIABILITIES

Liabilities for Which Fair Value Approximates Carrying Value: SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

   The fair value of foreign deposits, federal funds purchased and securities sold under repurchase agreements, other borrowed funds, acceptances outstanding, short-term payables, and accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Domestic Time Deposits: The fair value of time deposits was estimated by discounting cash flows based on contractual maturities at the interest rates for funds of similar maturity.

Trading Liabilities-Risk Management Instruments: The Corporation records the negative fair values on derivatives and foreign exchange instruments at estimated fair value. These instruments were valued using either quoted market prices, pricing models, quoted market prices of financial instruments with similar characteristics or discounted cash flows. For the fair value of trading liabilities, see Note Three.

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

   The following tables present the carrying value and estimated fair value at December 31, 1995 and 1994, of financial assets and liabilities valued under SFAS 107 and certain derivative contracts used for ALM activities related to such financial assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


----------------------------------------------------------------------------------------------------------------------------------
                                                       Financial Assets/
                                                    Financial Liabilities          Derivative Contracts Used for ALM Activities(e)
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Estimated                       Gross          Gross   Estimated
                                                      Carrying         Fair     Carrying   Unrecognized   Unrecognized        Fair
December 31, 1995 (in millions)                     Value(a)(b)  Value(a)(b)     Value(c)         Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Assets for Which Fair Value Approximates
 Carrying Value                                      $  25,210     $ 25,210        $ --           $ --          $ --        $ --
Trading Assets:
  Debt and Equity Instruments                           18,317       18,317(f)       --             --            --          --
  Risk Management Instruments                           17,703       17,703(g)       --             --            --          --
Securities Held-to-Maturity                              4,628        4,659          --             --            --          --
Securities Available-for-Sale                           30,157       30,157          (78)           --            --           (78)
Loans, Net of Unearned Income                           82,143       82,116           81            155           (322)        (86)
Allowance for Credit Losses                             (2,379)        --            --             --            --          --
Derivatives in Lieu of Cash Market Instruments(d)           68          117           68            276           (227)        117
Other Assets                                             2,050        2,565          --             --            --          --
----------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                             $ 177,897     $180,844         $ 71           $431          $(549)       $(47)
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES:
Liabilities for Which Fair Value Approximates
 Carrying Value                                      $ 128,097     $128,101         $(14)          $ 21           $(25)       $(18)
Domestic Time Deposits                                  14,991       15,092           60             52            (24)         88
Long-Term Debt                                           7,329        7,477           19            116            (21)        114
Trading Liabilities - Risk Management Instruments       19,461       19,461(g)       --             --            --          --
----------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                        $ 169,878     $170,131         $ 65           $189           $(70)       $184
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
                                                       Financial Assets/
                                                    Financial Liabilities          Derivative Contracts Used for ALM Activities(e)
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Estimated                       Gross          Gross   Estimated
                                                      Carrying         Fair     Carrying   Unrecognized   Unrecognized        Fair
December 31, 1994 (in millions)                     Value(a)(b)  Value(a)(b)     Value(c)         Gains         Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Assets for Which Fair Value Approximates
 Carrying Value                                       $ 31,883     $ 31,883        $ --           $ --         $ --         $ --
Trading Assets:
  Debt and Equity Instruments                           11,093       11,093(f)       --             --           --           --
  Risk Management Instruments                           17,709       17,709(g)       --             --           --           --
Securities Held-to-Maturity                              8,566        8,106          --             --           --           --
Securities Available-for-Sale                           18,431       18,431          542            --           --            542
Loans, Net of Unearned Income                           78,767       77,169          123            145          (175)          93
Allowance for Credit Losses                             (2,480)        --            --             --           --           --
Derivatives in Lieu of Cash Market Instruments(d)           97          175           97            194          (116)         175
Other Assets                                             1,971        2,260          --             --           --           --
----------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                              $166,037     $166,826         $762           $339         $(291)        $810
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES:
Liabilities for Which Fair Value Approximates
 Carrying Value                                       $120,579     $120,579         $  4           $ --         $ (18)       $ (14)
Domestic Time Deposits                                  15,675       16,369           20              5          (716)        (691)
Long-Term Debt                                           7,991        7,918           26              1          (104)         (77)
Trading Liabilities - Risk Management Instruments       15,979       15,979(g)       --              --           --           --
----------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                         $160,224     $160,845         $ 50           $  6         $(838)       $(782)
----------------------------------------------------------------------------------------------------------------------------------


(a) The carrying value and estimated fair value include the carrying value and estimated fair value of derivative contracts used for ALM activities.

(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet. The Corporation uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as securities available-for-sale, loans and deposits. Gross unrecognized gains and losses from daily margin settlements on open futures contracts were $4 million and $101 million, respectively, at December 31, 1995. The unrecognized gains and losses from such contracts are amortized to interest income after the contracts close. See page 35 of the MD&A for a discussion of closed derivative contracts related to ALM activities.

(c) The carrying value of derivatives used for asset/liability management is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.

(d) Represents derivative contracts that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. For further discussion, see Note One.

(e) Derivative Contacts Used for Asset/Liability Management Activities were valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes.

(f) The average fair value of debt and equity instruments held for trading purposes was $12,811 million during 1995 and $11,347 million during 1994. For a further breakout of the fair value of Trading Assets - Debt and Equity Instruments, see Note Three.

(g) The average fair value of Trading Assets - Risk Management Instruments and Trading Liabilities - Risk Management Instruments in 1995 was $20,963 million and $21,748 million, respectively. The average fair value of Trading Assets Risk Management Instruments and Trading Liabilities - Risk Management Instruments in 1994 was $17,779 million and $16,143 million, respectively.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries


--------------------------------------------------------------------------------
   In addition to the derivative contracts in the above tables, the Corporation also uses derivative contracts (primarily interest rate floors and swaps) to manage the risks associated with its mortgage servicing activities; that are not required to be fair valued under SFAS 107. At December 31, 1995, the notional amount of such derivatives was $3.2 billion, the carrying value was $7.7 million, and gross unrecognized gains and losses were $19.9 million and $3.4 million, respectively, resulting in an estimated fair value of $24.2 million.

--------------------------------------------------------------------------------
23 COMMITMENTS AND CONTINGENCIES

At December 31, 1995, the Corporation and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on the Corporation affecting its ability to pay dividends, engage in debt or equity financing transactions, or to enter into further lease agreements. Future minimum rental payments required under operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 were as follows:



Year Ended December 31, (in millions)
-------------------------------------------------------------
1996                                                    $ 204
1997                                                      196
1998                                                      180
1999                                                      167
2000                                                      154
After                                                     662
-------------------------------------------------------------
Total Minimum Payments Required                        $1,563
-------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases   $ (181)
-------------------------------------------------------------
Net Minimum Payment Required                           $1,382
-------------------------------------------------------------

   Total rental expense in 1995, 1994 and 1993 was as follows:

Year Ended December 31, (in millions)     1995          1994          1993
--------------------------------------------------------------------------
Gross Rentals                            $ 334         $ 363         $ 384
Sublease Rentals                           (63)          (56)          (60)
--------------------------------------------------------------------------

Total                                    $ 271         $ 307         $ 324
--------------------------------------------------------------------------


At December 31, 1995 and 1994, assets amounting to $35 billion and $28 billion, respectively, were pledged to secure public deposits and for other purposes. The significant components of the $35 billion of assets pledged at December 31, 1995 were as follows: $13 billion were securities, $11 billion were loans, and the remaining $11 billion were primarily trading account assets. These amounts compare with $9 billion of securities, $9 billion of loans, and $10 billion of trading account assets pledged at December 31, 1994.

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

--------------------------------------------------------------------------------
24 INTERNATIONAL OPERATIONS

The accompanying table presents average assets and income statement information for 1995, 1994 and 1993 relating to international and domestic operations of the Corporation by major geographic areas, based on the domicile of the customer. The Corporation defines international activities as business transactions that involve customers residing outside of the United States. However, a definitive separation of the Corporation's domestic and foreign businesses cannot be performed because many of the Corporation's domestic operations service international business.

   As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. Estimates of the following are allocated on a management accounting basis: stockholders' equity, interest costs charged to users of funds, and overhead, administrative, and other expenses incurred by one area on behalf of another. The provision for losses is allocated based on charge-off experience and risk characteristics of the portfolio.

   The Corporation considers the balance in the allowance for credit losses to be available for both domestic and foreign exposures; however, a portion of the allowance is allocated to international operations based on a methodology consistent with the allocation of the provision for losses.

   Certain amounts in prior periods have been reclassified among the geographic regions to conform to the current year's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Income
                                                            Average                                          Before             Net
As of or for the Year Ended December 31, (in millions)       Assets       Revenue(a)      Expense(b)   Income Taxes          Income
-----------------------------------------------------------------------------------------------------------------------------------
1995
Europe                                                     $ 28,964          $  751          $  408          $  343          $  206
Asia and Pacific                                             15,365             501             230             271             163
Latin America and the Caribbean                               7,851             195              97              98              60
Middle East and Africa                                        1,162              25              20               5               3
Other(c)                                                      1,373              12               8               4               2
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                          54,715           1,484             763             721             434
Total Domestic                                              125,982           6,971           4,716           2,255           1,371
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $180,697          $8,455          $5,479          $2,976          $1,805
-----------------------------------------------------------------------------------------------------------------------------------


1994
Europe                                                     $ 28,847          $  738          $  409          $  329          $  199
Asia and Pacific                                             10,191             346             216             130              80
Latin America and the Caribbean                               7,695             543             273             270             165
Middle East and Africa                                        1,156              35              21              14               9
Other(c)                                                        780              21              12               9               6
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                          48,669           1,683             931             752             459
Total Domestic                                              118,010           6,588           5,128           1,460             835
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $166,679          $8,271          $6,059          $2,212          $1,294
-----------------------------------------------------------------------------------------------------------------------------------

1993
Europe                                                     $ 15,622          $  831          $  569          $  262          $  157
Asia and Pacific                                              6,100             338             202             136              71
Latin America and the Caribbean                               8,328             616             161             455             273
Middle East and Africa                                          984              31              23               8               5
Other(c)                                                        726              18              13               5               3
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                          31,760           1,834             968             866             509
Total Domestic                                              113,121           6,826           5,584           1,242           1,095
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                          $144,881          $8,660          $6,552          $2,108          $1,604
-----------------------------------------------------------------------------------------------------------------------------------

(a) Revenue is comprised of Net Interest Income and Noninterest Revenue.

(b) Expense is comprised of Noninterest Expense and Provision for Losses.

(c) No geographic region included in other international amounts to more than 10% of the total for the Corporation.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

--------------------------------------------------------------------------------
25 PARENT COMPANY

Condensed financial information of Chemical Banking Corporation, the Parent Company, is presented below.

   For purposes of preparing the Statement of Cash Flows, cash and cash equivalents are those amounts included in the balance sheet caption Cash with Banks.

BALANCE SHEET

December 31, (in millions)                                 1995             1994
----------------------------------------------------------------------------------
Assets
Cash with Banks                                           $   324          $    76
Deposits with Banking Subsidiaries                          4,822            3,581
Securities Purchased Under Resale
  Agreements-Chemical Securities Inc.                          80              430
Available-for-Sale Securities                                  10               --
Short-Term Advances to Subsidiaries:
  Banking                                                       3               23
  Nonbanking                                                1,777            1,567
Long-Term Advances to Subsidiaries:
  Banking                                                   2,257            2,187
  Nonbanking                                                  310              115
Investment (at Equity) in Subsidiaries:
  Banking                                                  11,417           10,718
  Nonbanking                                                1,362            1,137
Other Assets                                                  411              673
----------------------------------------------------------------------------------
Total Assets                                              $22,773          $20,507
----------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper          $ 4,839          $ 3,968
Other Liabilities                                             451              340
Intermediate- and Long-Term Debt(a)                         5,571            5,487
----------------------------------------------------------------------------------
Total Liabilities                                          10,861            9,795
Stockholders' Equity                                       11,912           10,712
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $22,773          $20,507
----------------------------------------------------------------------------------

(a) At December 31, 1995, aggregate annual maturities for all issues for the years 1996 through 2000 were $835 million, $518 million, $745 million, $685 million, and $730 million, respectively.

STATEMENT OF INCOME

Year Ended December 31, (in millions)        1995              1994               1993
---------------------------------------------------------------------------------------
Income
Dividends from Subsidiaries:
  Banking                                   $ 1,078           $ 1,291           $   588
  Nonbanking                                     15               102                23
Interest from Subsidiaries:
  Banking                                       304               258               255
  Nonbanking                                    182                95                71
All Other Income                                  9                 2                --
---------------------------------------------------------------------------------------
Total Income                                  1,588             1,748               937
---------------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                            224               104                75
  Intermediate- and Long-Term Debt              390               357               361
All Other Expense                                21                39                96
---------------------------------------------------------------------------------------
Total Expense                                   635               500               532
---------------------------------------------------------------------------------------
Income Before Income Tax
  Expense (Benefit) and Equity
  in Undistributed Net Income
  of Subsidiaries                               953             1,248               405
Income Tax Expense (Benefit)                    (58)              (42)              (76)
Equity in Undistributed Net
  Income of Subsidiaries                        794                 4             1,123
---------------------------------------------------------------------------------------
Net Income                                  $ 1,805           $ 1,294            $1,604
---------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


STATEMENT OF CASH FLOWS
Year Ended December 31, (in millions)                                                       1995        1994          1993
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                                $ 1,805      $ 1,294      $ 1,604
Less--Net Income of Subsidiaries                                                            1,887        1,397        1,734
---------------------------------------------------------------------------------------------------------------------------
Parent Company Net Loss                                                                       (82)        (103)        (130)
Add--Dividends from Subsidiaries                                                            1,086        1,393          611
Other--Net                                                                                    248          131         (131)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                   1,252        1,421          350
---------------------------------------------------------------------------------------------------------------------------
Investing Activities
Net (Increase) Decrease in Deposits with Banking Subsidiaries                              (1,241)      (2,376)        (155)
Net (Increase) Decrease in Short-Term Advances to Subsidiaries                               (190)         449          242
Net (Increase) Decrease in Long-Term Advances to Subsidiaries                                (265)         (10)         650
Net (Increase) Decrease in Investment (at Equity) in Subsidiaries                            (342)        (300)        (430)
Net (Increase) Decrease in Securities Under Resale Agreement-Chemical Securities Inc.         350          156         (586)
Proceeds from the Sale of Banking Operations in Southern and Central New Jersey               490           --           --
Purchase of Available-for-Sale Securities                                                     (10)          --           --
Other--Net                                                                                    (12)        (101)          --
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                      (1,220)      (2,182)        (279)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net Increase (Decrease) in Other Borrowed Funds                                               870        1,928            6
Proceeds from the Issuance of Long-Term Debt                                                1,126        1,217        2,408
Repayments of Long-Term Debt                                                               (1,049)      (1,307)      (2,014)
Proceeds from the Issuance of Stock                                                           579          254          591
Purchase of Treasury Stock                                                                   (762)        (387)          --
Redemption of Preferred Stock                                                                  --         (416)        (610)
Cash Dividends Paid                                                                          (548)        (521)        (480)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                              216          768          (99)
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                                               248            7          (28)
Cash with Banks at the Beginning of the Year                                                   76           69           97
---------------------------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                                                    $   324      $    76      $    69
---------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                        $   611      $   449      $   421
Taxes Paid (Refunded)                                                                     $   752      $  (123)     $    89
---------------------------------------------------------------------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION 1995-1994

(in millions, except per share and stock price data)          1995                                      1994
-----------------------------------------------------------------------------------------------------------------------------------

                                              4th       3rd        2nd         1st         4th          3rd         2nd       1st
Net Interest Income                         $1,174     $1,197     $1,162     $1,156       $1,169       $1,177     $1,185     $1,143
Provision for Losses                           116        122        120        120           85          100        160        205
Noninterest Revenue                            958        977        961        870          815          984        867        931
Noninterest Expense                          1,250      1,257      1,248      1,246        1,593        1,311      1,281      1,324
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense
  and Effect of Accounting Change              766        795        755        660          306          750        611        545
Income Tax Expense (Benefit)                   276        318        302        264          127          311        254        226
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Effect of
  Accounting Change                            490        477        453        396          179          439        357        319
Effect of Change in Accounting
  Principle                                     --        --         --         (11)(a)       --           --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                  $  490     $  477     $  453     $  385       $  179(b)    $  439     $  357     $  319
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
Primary:
  Income Before Effect of
    Accounting Change                       $ 1.81     $ 1.74     $ 1.72     $ 1.49       $  .61       $ 1.59     $ 1.27     $ 1.12
  Effect of Change in Accounting
    Principle                                   --         --         --       (.04)(a)       --           --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                $ 1.81     $ 1.74     $ 1.72     $ 1.45       $  .61(b)    $ 1.59     $ 1.27     $ 1.12
-----------------------------------------------------------------------------------------------------------------------------------
Assuming Full Dilution:
  Income Before Effect of
    Accounting Change                       $ 1.81     $ 1.70     $ 1.68     $ 1.46       $  .61       $ 1.56     $ 1.25     $ 1.11
  Effect of Change in Accounting
    Principle                                   --         --         --       (.04)(a)       --           --         --         --
-----------------------------------------------------------------------------------------------------------------------------------
  Net Income                                $ 1.81     $ 1.70     $ 1.68     $ 1.42       $  .61(b)    $ 1.56     $ 1.25     $ 1.11
-----------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Share           $  .50     $  .50     $  .50     $  .44       $  .44       $  .44     $  .38     $  .38
Average Common and Common
  Equivalent Shares                          256.5      260.1      248.3      245.3        246.3        248.6      255.1      255.3
Average Common Shares Assuming
  Full Dilution                              257.3      266.1      254.8      253.0        254.0        256.3      263.0      263.0
-----------------------------------------------------------------------------------------------------------------------------------
Stock Price Per Common Share:(c)
  High                                      $64.75     $61.63     $48.75     $40.88       $38.63       $40.00     $40.88     $42.13
  Low                                        53.88      46.25      37.50      35.75        33.63        34.88      33.88      34.50
  Close                                      58.75      60.88      47.25      37.75        35.88        35.00      38.50      36.38
-----------------------------------------------------------------------------------------------------------------------------------


(a) On January 1, 1995, the Corporation adopted SFAS 106 for the accounting for other postretirement benefits relating to the Corporation's foreign plans.

(b) Excluding the impact of the $260 million ($152 million after tax) restructuring charge in the fourth quarter of 1994, proforma net income was $331 million or $1.22 per primary share.

(c) The Corporation's common stock is listed and traded on the New York Stock Exchange and the International Stock Exchange of the United Kingdom and Republic of Ireland. The high, low and closing prices of the Corporation's common stock are from the New York Stock Exchange Composite Transaction Tape.

                                                                Chemical Bank
                                                                and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, (in millions, except share data)                                                           1995          1994
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                               $  6,371      $  6,258
Deposits with Banks                                                                                      2,544         5,484
Federal Funds Sold and Securities Purchased Under Resale Agreements                                      5,621         5,898
Trading Assets:
  Debt and Equity Instruments                                                                           10,338         8,088
  Risk Management Instruments                                                                           17,625        17,694
Securities:
  Available-for-Sale                                                                                    26,348        16,362
  Held-to-Maturity (Market Value: $3,830 in 1995 and $5,981 in 1994)                                     3,807         6,316
Loans (Net of Unearned Income: $434 in 1995 and $405 in 1994)                                           67,079        62,272
Allowance for Credit Losses                                                                             (2,021)       (2,022)
Premises and Equipment                                                                                   1,355         1,409
Due from Customers on Acceptances                                                                        1,166         1,064
Accrued Interest Receivable                                                                              1,053           989
Other Assets                                                                                             3,464         3,702
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                          $144,750      $133,514
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic Noninterest-Bearing                                                                        $ 15,508      $ 15,143
  Domestic Interest-Bearing                                                                             31,996        31,868
  Foreign                                                                                               36,978        31,230
----------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                                                          84,482        78,241
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                                 17,172        16,183
Other Borrowed Funds                                                                                     7,174         6,654
Acceptances Outstanding                                                                                  1,180         1,081
Trading Liabilities                                                                                     19,467        16,950
Accounts Payable, Accrued Expenses and Other Liabilities                                                 3,653         3,029
Long-Term Debt                                                                                           1,575         2,303
Long-Term Debt Payable to Parent Company                                                                 1,867         1,867
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                      136,570       126,308
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common Stock ($12 Par Value; Issued and Outstanding 51,633,170 Shares)                                     620           620
Capital Surplus                                                                                          4,665         4,501
Retained Earnings                                                                                        3,185         2,495
Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                                        (290)         (410)
----------------------------------------------------------------------------------------------------------------------------
Total Stockholder's Equity                                                                               8,180         7,206
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                                                            $144,750      $133,514
----------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A three-year summary of the Corporation's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1993 through 1995, is provided on pages 78 and 79. Income computed on a taxable-equivalent basis is income as reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 43% in each of the years 1993 through 1995. The majority of the Corporation's securities are taxable.

   Within the consolidated average balance sheet, interest and rate schedules, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Subsequent cash receipts are applied either to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of principal and interest. Interest income is accrued on renegotiated loans at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or a contingent basis. Such interest is taken into income only as collected.

   A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1993 through 1995 is presented on pages 80 and 81 herein. Regarding the basis of segregation between the domestic and foreign components, see Note Twenty Four of the Notes to Consolidated Financial Statements at page 71. A portion of the Corporation's international operations are being funded by domestic sources (intra-company funding). Generally, the source of such domestic funds is the Parent Company which, in order to optimize the Corporation's overall liquidity, deposits its excess short-term funds with Chemical Bank's Nassau Branch to hold until such funds are needed. Intra-company funding is very short-term in nature and the Corporation believes such funds are not subject to cross-border risk.

   Domestic net interest income was $3,913 million in 1995, an increase of $71 million from the prior year. The increase in 1995 was attributable to a higher level of interest-earning assets and the reduction in the cost of carrying nonperforming loans, partially offset by narrower spreads due to higher short-term interest rates (for further discussion, see the section entitled "Net Interest Income" in Management's Discussion and Analysis at page 15).

   Net interest income from foreign operations was $802 million for 1995, compared with $856 million in 1994. The decline reflected a lower net yield as a result of the shift in the composition of the Corporation's foreign interest-earning assets.

   The tables on pages 82 and 83 herein present an analysis of the effect on net interest income of volume and rate changes for the periods 1995 over 1994 and 1994 over 1993. In this analysis, the change due to the volume/rate variance has been allocated to volume.

AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES

Year Ended December 31,                                                                            1995
(Taxable-Equivalent Interest and Rates; in millions)                             Balance          Interest             Rate
------------------------------------------------------------------------------------------------------------------------------

ASSETS
Deposits With Banks                                                             $  3,545           $   269                7.59%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                         13,732               785                5.72
Trading Assets-Debt and Equity Instruments                                        12,811               878                6.85
Securities:
  Held-to-Maturity                                                                 7,914               537                6.78
  Available-for-Sale                                                              21,964             1,637                7.45(b)
  Securities(a)                                                                       --                --                  --
------------------------------------------------------------------------------------------------------------------------------
Total Securities                                                                  29,878             2,174                7.28
------------------------------------------------------------------------------------------------------------------------------
Domestic Loans                                                                    63,613             5,414                8.51
Foreign Loans                                                                     18,036             1,624                9.00
------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                                       81,649             7,038(c)             8.62
------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                                    141,615            11,144                7.87%
------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses                                                       (2,440)
Cash and Due from Banks                                                            7,795
Trading Assets Risk Management Instruments                                        20,963
All Other Assets                                                                  12,764
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $180,697
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Domestic Retail Deposits                                                        $ 41,121             1,507                3.67%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                                                               5,450               290                5.32
Deposits in Foreign Offices                                                       29,544             1,860                6.29
------------------------------------------------------------------------------------------------------------------------------
Total Time and Savings Deposits                                                   76,115             3,657                4.80
------------------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                                                   25,299             1,442                5.70
  Commercial Paper                                                                 3,955               227                5.73
  Other Borrowings(e)                                                              8,692               557                6.41
------------------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                                             37,946             2,226                5.87
Long-Term Debt                                                                     7,635               546                7.16
------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                               121,696             6,429                5.28
------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                                   20,227
Trading Liabilities Risk Management Instruments                                   21,748
All Other Liabilities                                                              5,743
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                169,414
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock                                                                    1,330
Common Stockholders' Equity                                                        9,953
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        11,283(d)
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      $180,697
------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                                                      2.59%
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                                                          $ 4,715                3.33%
------------------------------------------------------------------------------------------------------------------------------

(a) On December 31, 1993, the Corporation adopted SFAS 115. Previously reported amounts have not been restated to conform with the current presentation. (b) For the years ended December 31, 1995 and 1994, the annualized rate for securities available-for-sale based on amortized cost was 7.41% and 6.42%, respectively. (c) Fees and commissions on loans included in loan interest amounted to $111 million in 1995, $141 million in 1994 and $176 million in 1993. (d) The ratio of average stockholders' equity to average assets was 6.2% for 1995, 6.6% for 1994 and 7.3% for 1993. (e) Includes securities sold but not yet purchased.

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

                                      1994                                                            1993
                  Balance           Interest               Rate                   Balance           Interest              Rate
-------------------------------------------------------------------------------------------------------------------------------

                 $  5,257           $  371                 7.07%                 $  4,202            $  268                6.39%

                   12,000              550                 4.58                    10,300               339                3.29
                   11,347              722                 6.37                     8,039               449                5.59

                    9,204              620                 6.73                        --                --                  --
                   17,003            1,104                 6.49(b)                     --                --                  --
                       --               --                  --                     23,654             1,731                7.32
-------------------------------------------------------------------------------------------------------------------------------
                   26,207            1,724                 6.58                    23,654             1,731                7.32
-------------------------------------------------------------------------------------------------------------------------------
                   57,377            4,522                 7.88                    57,701             4,197                7.28
                   17,857            1,223                 6.85                    21,038             1,440                6.85
-------------------------------------------------------------------------------------------------------------------------------
                   75,234            5,745(c)              7.64                    78,739             5,637(c)             7.16
-------------------------------------------------------------------------------------------------------------------------------
                  130,045            9,112                 7.01%                  124,934             8,424                6.74%
-------------------------------------------------------------------------------------------------------------------------------
                   (2,872)                                                         (3,084)
                    8,491                                                           8,537
                   17,779                                                              --
                   13,236                                                          14,494
-------------------------------------------------------------------------------------------------------------------------------
                 $166,679                                                        $144,881
-------------------------------------------------------------------------------------------------------------------------------

                 $ 43,861            1,164                 2.66%                 $ 46,598             1,237                2.65%

                    5,128              186                 3.64                     6,242               191                3.05
                   24,051            1,028                 4.27                    21,066               813                3.86
-------------------------------------------------------------------------------------------------------------------------------
                   73,040            2,378                 3.26                    73,906             2,241                3.03
-------------------------------------------------------------------------------------------------------------------------------


                   19,154              844                 4.41                    15,461               472                3.05
                    2,760              118                 4.29                     2,438                83                3.42
                    8,775              538                 6.12                     6,663               437                6.56
-------------------------------------------------------------------------------------------------------------------------------
                   30,689            1,500                 4.89                    24,562               992                4.04
                    8,419              536                 6.37                     8,053               534                6.64
-------------------------------------------------------------------------------------------------------------------------------
                  112,148            4,414                 3.94                   106,521             3,767                3.54
-------------------------------------------------------------------------------------------------------------------------------
                   21,723                                                          21,750
                   16,143                                                              --
                    5,703                                                           6,027
-------------------------------------------------------------------------------------------------------------------------------
                  155,717                                                         134,298
-------------------------------------------------------------------------------------------------------------------------------

                    1,579                                                           1,887
                    9,383                                                           8,696
-------------------------------------------------------------------------------------------------------------------------------
                   10,962(d)                                                       10,583(d)
-------------------------------------------------------------------------------------------------------------------------------
                 $166,679                                                        $144,881
-------------------------------------------------------------------------------------------------------------------------------
                                                           3.07%                                                           3.20%
-------------------------------------------------------------------------------------------------------------------------------

                                    $4,698                 3.61%                                     $4,657                3.73%
-------------------------------------------------------------------------------------------------------------------------------

INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF
NET INTEREST INCOME - DOMESTIC AND FOREIGN

                                                                                                      1995
                                                                                ---------------------------------------------
                                                                                Average                               Average
(in millions; interest and average rates on a taxable-equivalent basis)         balance           Interest               rate
-------------------------------------------------------------------------------------------------------------------------------

DOMESTIC
INTEREST-EARNING ASSETS:
  Deposits With Banks                                                         $    135              $   11                 8.05%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                                      9,642                 551                 5.71
  Securities and Trading Assets                                                 30,670               2,122                 6.92
  Loans                                                                         63,613               5,414                 8.51
-------------------------------------------------------------------------------------------------------------------------------
       Total Interest-Earning Assets                                           104,060               8,098                 7.78
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits:
    Domestic Retail Time Deposits                                               41,121               1,507                 3.67
    Domestic Negotiable Certificates of
      Deposit and Other Deposits                                                 5,450                 290                 5.32
-------------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                            46,571               1,797                 3.86
-------------------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements                                          19,894               1,094                 5.50
    Other Borrowed Funds                                                        10,705                 677                 6.33
-------------------------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                                               30,599               1,771                 5.79
-------------------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                                                 7,418                 521                 7.03
  Intra-Company Funding-Net                                                      1,993                  96                 4.80
-------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities                                        86,581               4,185                 4.83
Noninterest-Bearing Liabilities                                                 17,479                  --                   --
-------------------------------------------------------------------------------------------------------------------------------
      Total Investable Funds                                                  $104,060               4,185                 4.02
-------------------------------------------------------------------------------------------------------------------------------
Domestic Net Interest Income and Net Yield                                                          $3,913                 3.76%
-------------------------------------------------------------------------------------------------------------------------------

FOREIGN
INTEREST-EARNING ASSETS:
  Deposits With Banks                                                         $  3,410              $  258                 7.57%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                                                      4,090                 234                 5.72
  Securities and Trading Assets                                                 12,019                 930                 7.74
  Loans                                                                         18,036               1,624                 9.00
-------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                                           $ 37,555               3,046                 8.11
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Deposits                                                                    $ 29,544               1,860                 6.29
-------------------------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements                                           5,405                 348                 6.44
    Other Borrowed Funds                                                         1,942                 107                 5.49
-------------------------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                                                7,347                 455                 6.19
-------------------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                                                   217                  25                11.54
  Intra-Company Funding-Net                                                     (1,993)                (96)                4.80
-------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities                                        35,115               2,244                 6.39
Noninterest-Bearing Liabilities                                                  2,440                  --                   --
-------------------------------------------------------------------------------------------------------------------------------
      Total Investable Funds                                                  $ 37,555               2,244                 5.97
-------------------------------------------------------------------------------------------------------------------------------
Foreign Net Interest Income and Net Yield                                                           $  802                 2.14%
-------------------------------------------------------------------------------------------------------------------------------
Percentage of Total Assets and Liabilities
  Attributable to Foreign Operations:
    Assets                                                                                                                 34.0%
    Liabilities                                                                                                            33.2%
-------------------------------------------------------------------------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

                                 1994                                                                 1993
              ------------------------------------------                      -----------------------------------------------
              Average                            Average                      Average                                 Average
              balance         Interest              rate                      balance             Interest               rate
-----------------------------------------------------------------------------------------------------------------------------

             $    85           $    6               7.22%                     $   232               $   10               4.65%

              10,947              477               4.36                        9,946                  314               3.16
              28,039            1,789               6.38                       25,977                1,741               6.70
              57,377            4,522               7.88                       57,701                4,197               7.28
-----------------------------------------------------------------------------------------------------------------------------
             $96,448            6,794               7.04                      $93,856                6,262               6.67
-----------------------------------------------------------------------------------------------------------------------------

             $43,861            1,164               2.66                      $46,598                1,237               2.65


               5,128              186               3.64                        6,242                  191               3.05
-----------------------------------------------------------------------------------------------------------------------------
              48,989            1,350               2.76                       52,840                1,428               2.70
-----------------------------------------------------------------------------------------------------------------------------

              18,041              710               3.94                       14,413                  397               2.76
               9,983              550               5.50                        7,881                  412               5.24
-----------------------------------------------------------------------------------------------------------------------------
              28,024            1,260               4.49                       22,294                  809               3.63
-----------------------------------------------------------------------------------------------------------------------------
               8,190              480               5.86                        7,763                  494               6.37
              (4,348)            (138)                --                       (4,835)                (187)               --
-----------------------------------------------------------------------------------------------------------------------------
              80,855            2,952               3.65                       78,062                2,544               3.26

              15,593               --                 --                       15,794                   --                --
-----------------------------------------------------------------------------------------------------------------------------
             $96,448            2,952               3.06                      $93,856                2,544               2.71
-----------------------------------------------------------------------------------------------------------------------------
                               $3,842               3.98%                                           $3,718               3.96%
-----------------------------------------------------------------------------------------------------------------------------


             $ 5,172           $  365               7.07%                     $ 3,970               $  258               6.49%

               1,053               73               6.91                          354                   25               6.93
               9,515              657               6.90                        5,716                  439               7.67
              17,857            1,223               6.85                       21,038                1,440               6.85
-----------------------------------------------------------------------------------------------------------------------------
             $33,597            2,318               6.90                      $31,078                2,162               6.95
-----------------------------------------------------------------------------------------------------------------------------

             $24,051            1,028               4.27                      $21,066                  813               3.86
-----------------------------------------------------------------------------------------------------------------------------

               1,113              134              12.04                        1,048                   75               7.15
               1,552              106               6.85                        1,220                  108               8.82
-----------------------------------------------------------------------------------------------------------------------------
               2,665              240               9.02                        2,268                  183               8.05
-----------------------------------------------------------------------------------------------------------------------------
                 229               56              24.48                          290                   40              13.77
               4,348              138               3.14                        4,835                  187               3.86
-----------------------------------------------------------------------------------------------------------------------------
              31,293            1,462               4.67                       28,459                1,223               4.29
               2,304               --                --                         2,619                   --                 --
-----------------------------------------------------------------------------------------------------------------------------
             $33,597            1,462               4.35                      $31,078                1,223               3.93
-----------------------------------------------------------------------------------------------------------------------------
                               $  856               2.55%                                           $  939               3.02%
-----------------------------------------------------------------------------------------------------------------------------

                                                    31.7%                                                                24.5%
                                                    31.1%                                                                25.2%
-----------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME, VOLUME AND RATE ANALYSIS

                                                                                                  Consolidated
                                                                              -----------------------------------------------
1995 OVER 1994                                                                Increase (decrease) due to change in:       Net
                                                                              -------------------------------------
(in millions; interest and average rates on a taxable-equivalent basis)           Volume              Rate             Change
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-EARNING ASSETS
Deposits With Banks                                                               $(129)            $   27             $ (102)
Federal Funds Sold and Securities Purchased Under Resale Agreements                 100                135                235
Securities and Trading Assets                                                       375                231                606
Loans                                                                               548                745              1,293
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                           894              1,138              2,032
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
  Domestic Retail Time Deposits                                                    (100)               443                343
  Domestic Negotiable Certificates of Deposit and Other Deposits                     18                 86                104
  Deposits in Foreign Offices                                                       346                486                832
-----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                  264              1,015              1,279
-----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements           379                219                598
  Other Borrowed Funds                                                               66                 62                128
-----------------------------------------------------------------------------------------------------------------------------
    Total Short-Term Borrowings                                                     445                281                726
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                      (56)                66                 10
Intra-Company Funding                                                                --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                          653              1,362              2,015
-----------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                     $ 241             $ (224)            $   17
-----------------------------------------------------------------------------------------------------------------------------

1994 OVER 1993
INTEREST-EARNING ASSETS
Deposits With Banks                                                               $  74             $   29             $  103
Federal Funds Sold and Securities Purchased Under Resale Agreements                  92                119                211
Securities and Trading Assets                                                       393               (127)               266
Loans                                                                              (238)               346                108
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                                                           321                367                688
-----------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Deposits:
  Domestic Retail Time Deposits                                                     (78)                 5                (73)
  Domestic Negotiable Certificates of Deposit and Other Deposits                    (42)                37                 (5)
  Deposits in Foreign Offices                                                       129                 86                215
-----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                    9                128                137
-----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements           151                221                372
  Other Borrowed Funds                                                              140                 (4)               136
-----------------------------------------------------------------------------------------------------------------------------
    Total Short-Term Borrowings                                                     291                217                508
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                       11                 (9)                 2
Intra-Company Funding                                                                --                 --                 --
-----------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                                                          311                336                647
-----------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income                                                     $  10             $   31             $   41
-----------------------------------------------------------------------------------------------------------------------------

                                                    Chemical Banking Corporation
                                                                and Subsidiaries

                                  Domestic                                                          Foreign
           ---------------------------------------------------             --------------------------------------------------
           Increase (decrease) due to change in:           Net             Increase (decrease) due to change in:          Net
           -------------------------------------                           -------------------------------------
               Volume                Rate               Change                 Volume                 Rate             Change
-----------------------------------------------------------------------------------------------------------------------------
                $   4              $    1               $    5                  $(133)               $  26              $(107)
                  (74)                148                   74                    174                  (13)               161
                  182                 151                  333                    193                   80                273
                  531                 361                  892                     17                  384                401
-----------------------------------------------------------------------------------------------------------------------------
                  643                 661                1,304                    251                  477                728
-----------------------------------------------------------------------------------------------------------------------------


                 (100)                443                  343                     --                   --                 --
                   18                  86                  104                     --                   --                 --
                   --                  --                   --                    346                  486                832
-----------------------------------------------------------------------------------------------------------------------------
                  (82)                529                  447                    346                  486                832
-----------------------------------------------------------------------------------------------------------------------------

                  103                 281                  384                    276                  (62)               214
                   44                  83                  127                     22                  (21)                 1
-----------------------------------------------------------------------------------------------------------------------------
                  147                 364                  511                    298                  (83)               215
-----------------------------------------------------------------------------------------------------------------------------
                  (55)                 96                   41                     (1)                 (30)               (31)
                  306                 (72)                 234                   (306)                  72               (234)
-----------------------------------------------------------------------------------------------------------------------------
                  316                 917                1,233                    337                  445                782
-----------------------------------------------------------------------------------------------------------------------------
                $ 327               $(256)                  71                  $ (86)               $  32               (54)
-----------------------------------------------------------------------------------------------------------------------------


                $ (10)             $    6               $   (4)                 $  84                $  23              $ 107
                   44                 119                  163                     48                   --                 48
                  131                 (83)                  48                    262                  (44)               218
                  (21)                346                  325                   (217)                  --               (217)
-----------------------------------------------------------------------------------------------------------------------------
                  144                 388                  532                    177                  (21)               156
-----------------------------------------------------------------------------------------------------------------------------

                  (78)                  5                  (73)                    --                   --                 --
                  (42)                 37                   (5)                    --                   --                 --
                   --                  --                   --                    129                   86                215
-----------------------------------------------------------------------------------------------------------------------------
                 (120)                 42                  (78)                   129                   86                215
-----------------------------------------------------------------------------------------------------------------------------

                  143                 170                  313                      8                   51                 59
                  118                  20                  138                     22                  (24)                (2)
-----------------------------------------------------------------------------------------------------------------------------
                  261                 190                  451                     30                   27                 57
-----------------------------------------------------------------------------------------------------------------------------
                   26                 (40)                 (14)                   (15)                  31                 16
                   14                  35                   49                    (14)                 (35)               (49)
-----------------------------------------------------------------------------------------------------------------------------
                  181                 227                  408                    130                  109                239
-----------------------------------------------------------------------------------------------------------------------------
                $ (37)             $  161               $  124                  $  47                $(130)             $ (83)
-----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------
LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type for the dates indicated:

December 31, (in millions)                          1995              1994               1993             1992             1991
---------------------------------------------------------------------------------------------------------------------------------
Domestic Loans:
  Commercial and Financial                         $26,902           $24,972           $23,848           $29,277          $32,904
  Consumer                                          33,475            30,120            25,798            23,599           20,436
  Commercial Real Estate                             4,850             5,650             7,338             8,103            8,737
---------------------------------------------------------------------------------------------------------------------------------
   Total Domestic Loans                             65,227            60,742            56,984            60,979           62,077
---------------------------------------------------------------------------------------------------------------------------------
Foreign Loans:
  Commercial, Industrial and Consumer                8,987             8,290             7,353             8,115            8,742
  Foreign Governments and Official Institutions      4,836             6,567             7,558             8,266            8,740
  Financial Institutions                             3,578             3,628             3,963             5,145            5,278
----------------------------------------------------------------------------------------------------------------------------------
   Total Foreign Loans(a)                           17,401            18,485            18,874            21,526           22,760
---------------------------------------------------------------------------------------------------------------------------------
Total Loans                                         82,628            79,227            75,858            82,505           84,837
---------------------------------------------------------------------------------------------------------------------------------
Unearned Income                                       (485)             (460)             (477)             (495)            (600)
---------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                      $82,143           $78,767           $75,381           $82,010          $84,237
---------------------------------------------------------------------------------------------------------------------------------

(a) For loans measured pursuant to SFAS 115 at December 31, 1995 and 1994, see Note Five on page 55. At December 31, 1993, $3,783 million of loans, primarily renegotiated loans, were measured under SFAS 115, including $1,962 million that were classified as held-to-maturity and carried at amortized cost, and $1,821 million designated as available-for-sale and carried at fair value.

For a discussion of the Corporation's loan outstandings, see "Net Interest Income" and "Loan Portfolio" on pages 15 and 24, respectively.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows loan maturity distribution based upon the stated terms of the loan agreements, and sensitivity to changes in interest rates of the loan portfolio, excluding consumer loans, at December 31, 1995:

                                                                   Within           1-5             After 5
December 31, 1995 (in millions)                                   1 Year(a)        Years             Years             Total
-----------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and Financial                                       $14,419           $ 8,933            $3,550          $26,902
  Commercial Real Estate                                           1,582             2,568               700            4,850
Foreign(b)                                                         9,892             3,695             3,679           17,266
-----------------------------------------------------------------------------------------------------------------------------
Total                                                            $25,893           $15,196            $7,929          $49,018
-----------------------------------------------------------------------------------------------------------------------------
Loans at Fixed Interest Rates                                                      $ 1,722            $1,155
Loans at Variable Interest Rates                                                    13,474             6,774
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                              $15,196            $7,929
-----------------------------------------------------------------------------------------------------------------------------

(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

(b) Substantially all foreign loans that meet the accounting definition of a security mature in over 10 years.

-------------------------------------------------------------------------------

RISK ELEMENTS

The following table sets forth the nonperforming assets and contractually past-due loans at the dates indicated:

December 31, (in millions)                                           1995              1994         1993        1992         1991
----------------------------------------------------------------------------------------------------------------------------------
Domestic Nonperforming Loans:
  Nonaccruing Loans                                                  $591            $  581       $1,661       $2,974       $3,099
  Renegotiated Loans                                                   35                37           37           --            7
----------------------------------------------------------------------------------------------------------------------------------
    Total Domestic Nonperforming Loans                                626               618        1,698        2,974        3,106
----------------------------------------------------------------------------------------------------------------------------------
Foreign Nonperforming Loans:(a)
  Nonaccruing Loans                                                   226               307          889        1,837        1,515
  Renegotiated Loans                                                    4                 4            4            5            7
----------------------------------------------------------------------------------------------------------------------------------
    Total Foreign Nonperforming Loans                                 230               311          893        1,842        1,522
----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Loans                                             856(b)            929        2,591        4,816        4,628
----------------------------------------------------------------------------------------------------------------------------------
Assets Acquired as Loan Satisfactions (primarily Real Estate)          50(b)            210          934        1,276        1,527
----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                           $906            $1,139       $3,525       $6,092       $6,155
----------------------------------------------------------------------------------------------------------------------------------
CONTRACTUALLY PAST-DUE LOANS(c)
Domestic                                                             $361            $  330       $  323       $  393       $  393
Foreign                                                                --                --           --           --           30
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $361            $  330       $  323       $  393       $  423
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes loans previously classified as emerging markets loans. Previously reported loan amounts have been reclassified to conform with the current presentation.

(b) Includes $727 million of loans considered impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). In addition, on January 1, 1995, $122 million of assets for which the Corporation did not have possession were reclassified from Assets Acquired as Loan Satisfactions to Nonperforming Loans pursuant to the adoption of SFAS 114.

(c) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans. Primarily consists of consumer loans, exclusive of residential mortgage loans, which are generally not classified as nonperforming but, rather, are charged off on a formula basis upon reaching certain specified stages of delinquency.

See Note Seven, "Nonperforming Assets", on pages 56 and 57 for interest income calculated on the carrying value of nonaccrual and renegotiated loans that would have been recorded had these loans been current in accordance with their original terms ( interest at original rates), and the amount of interest income on these loans that was included in income for the periods indicated.

------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES

The table below summarizes the changes in the allowance for credit losses during the periods indicated.

Year Ended December 31, (in millions)            1995              1994              1993              1992            1991
---------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                   $2,480            $3,020            $3,025           $ 3,275         $ 4,229
Provision for Losses                              478               550             1,259(d)          1,365           1,345

CHARGE-OFFS
Domestic:
  Commercial and Financial                       (150)             (206)             (496)             (511)           (528)
  Consumer                                       (552)             (458)             (467)(d)          (449)           (456)
  Commercial Real Estate                          (77)             (201)             (259)             (302)           (265)
Foreign(a)                                        (46)             (401)(c)          (402)             (494)         (1,228)(g)
---------------------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                              (825)           (1,266)           (1,624)           (1,756)         (2,477)
---------------------------------------------------------------------------------------------------------------------------

RECOVERIES
Domestic:
  Commercial and Financial                        129               126                74                61              70
  Consumer                                         58                63                48                49              46
  Commercial Real Estate                           24                36                15                12              12
Foreign                                            61                94               206(e)             25              44
---------------------------------------------------------------------------------------------------------------------------
  Total Recoveries                                272               319               343               147             172
---------------------------------------------------------------------------------------------------------------------------

NET CHARGE-OFFS                                  (553)             (947)           (1,281)           (1,609)         (2,305)
Charge for Assets Transferred to
  Held-for-Accelerated Disposition                 --              (148)               --                --              --
Other                                             (26)(b)             5                17(f)             (6)              6
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                         $2,379            $2,480            $3,020           $ 3,025         $ 3,275
---------------------------------------------------------------------------------------------------------------------------

(a) Includes losses on sales and swaps of loans previously classified as emerging markets.
(b) Includes $28 million related to the sale of banking operations in southern and central New Jersey.
(c) Includes $291 million related to management's final evaluation of the emerging markets portfolio.
(d) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.
(e) Includes $175 million of recoveries on the disposition of emerging markets debt.
(f) Includes $19 million increase in allowance related to the acquisition by Texas Commerce of certain assets of First City Bancorporation of Texas, Inc.
(g) Includes a $902 million charge to adjust Brazilian medium- and long-term outstandings to an estimated net recoverable value.

ALLOWANCE FOR CREDIT LOSSES-FOREIGN

The following table shows the changes in the portion of the allowance for credit losses allocated to loans related to foreign operations, including activity related to countries engaged in debt rescheduling:

Year Ended December 31, (in millions)            1995              1994             1993              1992             1991
---------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                     $369             $ 665            $ 887            $1,337          $ 2,464
Provision for Losses                              (13)                8              174               225               52
Charge-offs                                       (46)             (401)            (402)             (494)          (1,228)
Recoveries                                         61                94              206                25               44
Transfer from (to) Domestic Allowance              --                --             (200)             (200)              --
Other                                              --                 3               --                (6)               5
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                           $371             $ 369            $ 665            $  887          $ 1,337
---------------------------------------------------------------------------------------------------------------------------

The consolidated year-end allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange transactions.

-------------------------------------------------------------------------------
LOAN LOSS ANALYSIS

Year Ended December 31, (in millions)             1995               1994             1993               1992             1991
-------------------------------------------------------------------------------------------------------------------------------
BALANCES
Loans-Average                                    $81,649           $75,234          $78,739            $82,173          $84,520
Loans-Year End                                    82,143            78,767           75,381             82,010           84,237
Net Charge-Offs                                      553             1,095(a)         1,281              1,609            2,305
Allowance for Credit Losses                        2,379             2,480            3,020              3,025            3,275
Nonperforming Loans                                  856               929            2,591              4,816            4,628

RATIOS
Net Charge-Offs to:
  Loans-Average                                     0.68%             1.46%            1.63%             1.96%             2.73%
  Allowance for Credit Losses                      23.25             44.15            42.42              53.19            70.38
Allowance for Credit Losses to:
  Loans-Year End                                    2.90              3.15             4.01               3.69             3.89
  Nonperforming Loans                             277.92            266.95           116.56              62.81            70.76
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes a $148 million charge for assets transferred to held for accelerated disposition.

DEPOSITS

The following data provide a summary of the Corporation's average deposits and average interest rates for the years 1993-1995:

                                                       Average Balances                               Average Interest Rates
                                                  --------------------------                        -------------------------
(in millions, except interest rates)              1995       1994       1993                        1995       1994      1993
-----------------------------------------------------------------------------------------------------------------------------
Domestic:
Noninterest-Bearing Demand                      $20,227    $21,723    $21,750                         --%        --%       --%
Interest-Bearing Demand                           5,956      6,556      6,456                       1.44       1.36      1.60
Savings                                          24,883     26,812     27,553                       3.59       2.43      2.22
Time                                             15,732     15,621     18,831                       5.19       3.89      3.79
-----------------------------------------------------------------------------------------------------------------------------
  Total Domestic Deposits                        66,798     70,712     74,590                       2.69       1.91      1.91
-----------------------------------------------------------------------------------------------------------------------------

Foreign:
Noninterest-Bearing Demand                          137        165        157                        --         --        --
Interest-Bearing Demand                          10,606      8,893      7,969                       5.56       4.28      4.87
Savings                                              22         23         43                       2.88       2.98      2.48
Time                                             18,779     14,970     12,897                       6.76       4.32      3.28
-----------------------------------------------------------------------------------------------------------------------------
  Total Foreign Deposits(a)                      29,544     24,051     21,066                       6.29       4.27      3.86
-----------------------------------------------------------------------------------------------------------------------------
Total Deposits                                  $96,342    $94,763    $95,656                       3.80%      2.51%     2.34%
-----------------------------------------------------------------------------------------------------------------------------

(a) Substantially all of the foreign deposits are in denominations of $100,000 or more.

-------------------------------------------------------------------------------
The following table presents deposits by maturity range and type for the dates indicated:

                                                Domestic Time                  Other Domestic                    Deposits in
                                           Certificates of Deposit              Time Deposits                   Foreign Offices
(in millions)                                ($100,000 or More)              ($100,000 or More)               ($100,000 or More)
---------------------------------------------------------------------------------------------------------------------------------
By remaining maturity at December 31,         1995         1994              1995           1994                1995        1994
---------------------------------------------------------------------------------------------------------------------------------
Three Months or Less                         $3,346       $3,402            $1,902         $2,088             $28,778     $25,682
Over Three Months but within Six Months         860          469                 2              7               2,467       1,204
Over Six Months but within Twelve Months        352          460                 2              6                 809       1,227
Over Twelve Months                              435          849                51             68                 199         195
-------------------------------------------------------------------------------------------------------------------------------
     Total                                   $4,993       $5,180            $1,957         $2,169             $32,253     $28,308
-------------------------------------------------------------------------------------------------------------------------------

  At December 31, 1995, total time and savings deposits in domestic offices were $44,491 million, of which $4,993 million were time certificates of deposit in denominations of $100,000 or more, $1,957 million were other time deposits in denominations of $100,000 or more, and $29,782 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $32,253 million, substantially all of which were interest-bearing.

   At December 31, 1994, total time and savings deposits in domestic offices were $46,799 million, of which $5,180 million were time certificates of deposit in denominations of $100,000 or more, $2,169 million were other time deposits in denominations of $100,000 or more, and $31,386 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $28,308 million, substantially all of which were interest-bearing.

--------------------------------------------------------------------------------
                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on the 20th day of February, 1996.

                                       CHEMICAL BANKING CORPORATION
                                                (Registrant)

                                       By  WALTER V. SHIPLEY
                                           ------------------------------------
                                           (Walter V. Shipley,
                                           Chairman of the Board and
                                           Chief Executive Officer)


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

                                   CAPACITY                          DATE
                                   --------                          ----
WALTER V. SHIPLEY                  Director and Chairman of
------------------------------       the Board
(Walter V. Shipley)                (Principal Executive Officer)


EDWARD D. MILLER                   Director and President
------------------------------
(Edward D. Miller)

WILLIAM B. HARRISON JR.            Director and Vice Chairman
------------------------------
(William B. Harrison Jr.)

FRANK A. BENNACK JR.               Director                          February 20, 1996
------------------------------
(Frank A. Bennack Jr.)

MICHEL C. BERGERAC                 Director
------------------------------
(Michel C. Bergerac)

RANDOLPH W. BROMERY                Director
------------------------------
(Randolph W. Bromery)

CHARLES W. DUNCAN JR.              Director
------------------------------
(Charles W. Duncan Jr.)

MELVIN R. GOODES                   Director
------------------------------
(Melvin R. Goodes)

--------------------------------------------------------------------------------

                                   CAPACITY                          DATE
GEORGE V. GRUNE                    Director
------------------------------
(George V. Grune)

HAROLD S. HOOK                     Director
------------------------------
(Harold S. Hook)

HELENE L. KAPLAN                   Director
------------------------------
(Helene L. Kaplan)

J. BRUCE LLEWELLYN                 Director
------------------------------
(J. Bruce Llewellyn)

JOHN P. MASCOTTE                   Director
------------------------------
(John P. Mascotte)

JOHN F. MCGILLICUDDY               Director
------------------------------
(John F. McGillicuddy)

ANDREW C. SIGLER                   Director                          February 20, 1996
------------------------------
(Andrew C. Sigler)

MICHAEL I. SOVERN                  Director
------------------------------
(Michael I. Sovern)

JOHN R. STAFFORD                   Director
------------------------------
(John R. Stafford)

W. BRUCE THOMAS                    Director
------------------------------
(W. Bruce Thomas)

MARINA v.N. WHITMAN                Director
------------------------------
(Marina v.N. Whitman)

RICHARD D. WOOD                    Director
------------------------------
(Richard D. Wood)

PETER J. TOBIN                     Executive Vice President
------------------------------      and Chief Financial Officer
(Peter J. Tobin)                    (Principal Financial Officer)


JOSEPH L. SCLAFANI                 Senior Vice President and Controller
------------------------------     (Principal Accounting Officer)
(Joseph L. Sclafani)

                                   APPENDIX I

                NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL

Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.


GRAPHIC
NUMBER            PAGE            DESCRIPTION
------            ----            -----------
 1                32              Bar Graph entitled "Histogram of Daily Market Risk-Related Trading
                                  Revenue for 1995" presenting the following information:

                                  Millions of dollars      0-5     5-10     10-15     More than 15
                                                           ---     ----     -----     ------------

                                  Number of days trading
                                   revenue was within the
                                   above prescribed positive
                                   dollar range            128      88       9              0

                                  Millions of dollars      0-(5)   (5)-(10)   (10)-(15)   Less than (15)
                                                           -----   --------   ---------   --------------

                                  Number of days trading
                                   revenue was within the
                                   above prescribed negative
                                   dollar range             27        10          3             1

                                  The Histogram includes all business trading days for international and domestic units

                                EXHIBIT INDEX
                                -------------

   Exhibit
     No.                         Description
   -------                       -----------

    2.1 Agreement and Plan of Merger, dated as of August 27, 1995, between Chemical Banking Corporation and The Chase Manhattan Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

    2.2 Stock Option Agreement, dated as of August 27, 1995, between Chemical Banking Corporation, as Issuer, and The Chase Manhattan Corporation, as Grantee (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

    2.3 Stock Option Agreement, dated as of August 27, 1995, between The Chase Manhattan Corporation, as Issuer, and Chemical Banking Corporation, as Grantee (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

    2.4 Employee Benefits Agreement, dated as of August 27, 1995, between Chemical Banking Corporation and The Chase Manhattan Corporation (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4 (File No. 33-63833) of Chemical Banking Corporation).

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

   Exhibit
     No.                         Description
   -------                       -----------

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

    4.6 (a) Form of Indenture dated as of May 15, 1993 between Margaretten Financial Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

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

    10.1 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Chemical Banking Corporation).

    10.2 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Chemical Banking Corporation).

    10.3 Deferred Compensation Plan for Non-Employee Directors of Chemical Banking Corporation and Chemical Bank, as amended and restated effective December 15, 1992 (incorporated by reference to Exhibit
            10.6 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.4 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.5 Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers.

    10.6 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

   Exhibit
     No.                         Description
   -------                       -----------

    10.7    Permanent Life Insurance Options Plan (incorporated by reference to
            Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1992 of Chemical Banking Corporation).

    10.8 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries.

    10.9 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995.

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

    27.1    Financial Data Schedule.

    99.0    Supplemental Pro Forma Financial Statements.