Form 10-Q
period 1996-03-31
CHASE MANHATTAN CORP /DE/
filed 1996-05-15
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1996              Commission file number 1-5805
                      --------------                                     ------

                         THE CHASE MANHATTAN CORPORATION
             (Exact name of registrant as specified in its charter)




          Delaware                                               13-2624428
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

270 Park Avenue, New York, New York                               10017
(address of principal executive offices)                        (Zip Code)


    Registrant's telephone number, including area code (212) 270-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                                            Yes..X..  No...


Common Stock, $1 Par Value                                 435,237,903
- -----------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1996.

                              FORM 10-Q INDEX



Part  I                                                                                                         Page

Item I Financial Statements - The Chase Manhattan Corporation and Subdiaries:

                 Consolidated Balance Sheet at March 31, 1996 and
                 December 31, 1995.                                                                               3

                 Consolidated Statement of Income for the three months
                 ended March 31, 1996 and March 31, 1995.                                                         4

                 Consolidated Statement of Changes in Stockholders' Equity
                 for the three months ended March 31, 1996 and March 31, 1995.                                    5

                 Consolidated Statement of Cash Flows for the three months
                 ended March 31, 1996 and March 31, 1995.                                                         6

              Notes to Financial Statements.                                                                   7-15


Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                                            16-46


Part II

Item 1        Legal Proceedings                                                                                  47

Item 6        Exhibits and Reports on Form 8-K.                                                                  47




Part I
Item 1.

                                     THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                CONSOLIDATED BALANCE SHEET
                                             (in millions, except share data)
                                                                                  March 31,           December 31,
                                                                                       1996                   1995
                                                                                  ---------           ------------
   ASSETS
   Cash and Due from Banks                                                       $   10,846            $    14,794
   Deposits with Banks                                                                6,257                  8,468
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               19,292                 17,461
   Trading Assets:
     Debt and Equity Instruments                                                     24,804                 26,212
     Risk Management Instruments                                                     23,641                 25,825
   Securities:
     Available-for-Sale                                                              38,646                 37,141
     Held-to-Maturity (Fair Value: $4,382 and $4,659)                                 4,398                  4,628
   Loans (Net of Unearned Income: $1,199 and $1,073)                                149,331                150,207
   Allowance for Credit Losses                                                       (3,683)                (3,784)
   Premises and Equipment                                                             3,801                  3,757
   Due from Customers on Acceptances                                                  2,053                  1,896
   Accrued Interest Receivable                                                        2,489                  2,541
   Other Assets                                                                      20,109                 14,843
                                                                                 ----------            -----------
            TOTAL ASSETS                                                         $  301,984            $   303,989
                                                                                 ==========            ===========
   LIABILITIES
   Deposits:
    Domestic:
        Noninterest-Bearing                                                      $   28,518            $    35,414
        Interest-Bearing                                                             68,085                 64,640
    Foreign:
        Noninterest-Bearing                                                           3,898                  3,702
        Interest-Bearing                                                             68,433                 67,778
                                                                                    -------                -------
        Total Deposits                                                              168,934                171,534
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                37,369                 37,263
   Other Borrowed Funds                                                              12,746                 13,936
   Acceptances Outstanding                                                            2,060                  1,915
   Trading Liabilities                                                               33,025                 34,341
   Accounts Payable, Accrued Expenses and Other Liabilities                          15,106                 11,339
   Long-Term Debt                                                                    12,977                 12,825
                                                                                 ----------            -----------
            TOTAL LIABILITIES                                                       282,217                283,153
                                                                                 ----------            -----------
   COMMITMENTS AND CONTINGENCIES (See Note 9)
   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    2,650                  2,650
   Common Stock (Issued 438,170,891 and 457,587,675 Shares)                             438                    458
   Capital Surplus                                                                   10,558                 11,075
   Retained Earnings                                                                  6,969                  7,997
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (610)                  (237)
   Treasury Stock, at Cost (3,859,143 and 22,583,225 Shares)                           (238)                (1,107)
                                                                                 ----------            -----------
            TOTAL STOCKHOLDERS' EQUITY                                               19,767                 20,836
                                                                                 ----------            -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  301,984            $   303,989
                                                                                 ==========            ===========

                        The Notes to Financial  Statements  are an integral part of these Statements.



Part I
Item 1. (continued)

                                        THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                CONSOLIDATED STATEMENT OF INCOME
                                                  Three Months Ended March 31,
                                              (in millions, except per share data)

                                                                                        1996                       1995
                                                                                   ---------                   --------
   INTEREST INCOME
   Loans                                                                           $   3,241                   $  3,069
   Securities                                                                            720                        618
   Trading Assets                                                                        429                        359
   Federal Funds Sold and Securities
    Purchased Under Resale Agreements                                                    501                        468
   Deposits with Banks                                                                   172                        225
                                                                                   ---------                   --------
        Total Interest Income                                                          5,063                      4,739
                                                                                   ---------                   --------
   INTEREST EXPENSE
   Deposits                                                                            1,644                      1,500
   Short-Term and Other Borrowings                                                     1,026                        978
   Long-Term Debt                                                                        227                        234
                                                                                   ---------                   --------
        Total Interest Expense                                                         2,897                      2,712
                                                                                   ---------                   --------
   NET INTEREST INCOME                                                                 2,166                      2,027
   Provision for Losses                                                                  245                        185
                                                                                   ---------                   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      1,921                      1,842
                                                                                   ---------                   --------

   NONINTEREST REVENUE
   Corporate Finance and Syndication Fees                                                224                        169
   Trust and Investment Management Fees                                                  285                        240
   Credit Card Revenue                                                                   233                        182
   Service Charges on Deposit Accounts                                                    99                        104
   Fees for Other Financial Services                                                     378                        367
   Trading Revenue                                                                       339                         99
   Securities Gains (Losses)                                                              52                        (18)
   Other Revenue                                                                         259                        414
                                                                                   ---------                   --------
        Total Noninterest Revenue                                                      1,869                      1,557
                                                                                   ---------                   --------

   NONINTEREST EXPENSE
   Salaries                                                                            1,076                        997
   Employee Benefits                                                                     305                        234
   Occupancy Expense                                                                     221                        228
   Equipment Expense                                                                     184                        198
   Foreclosed Property Expense                                                            (9)                       (25)
   Restructuring Charge and Expenses                                                   1,656                         --
   Other Expense                                                                         660                        703
                                                                                    --------                    -------
        Total Noninterest Expense                                                      4,093                      2,335
                                                                                    --------                    -------

   INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)
    AND EFFECT OF ACCOUNTING CHANGE                                                     (303)                     1,064
   Income Tax Expense (Benefit)                                                         (214)                       414
                                                                                   ---------                   --------
   INCOME (LOSS) BEFORE EFFECT OF ACCOUNTING CHANGE                                      (89)                       650
   Effect of Change in Accounting Principle                                               --                        (11)
                                                                                   ---------                   --------
   NET INCOME (LOSS)                                                               $     (89)                  $    639
                                                                                   ==========                  ========
   NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                    $    (143)                  $    578
                                                                                   ==========                  ========

   INCOME (LOSS) PER COMMON SHARE:
   Primary:
        Income (Loss) Before Effect of Accounting Change                           $   (0.32)                  $   1.37
        Effect of Change in Accounting Principle                                          --                      (0.03)
                                                                                   ---------                   ---------
        Net Income (Loss)                                                          $   (0.32)                  $   1.34
                                                                                   ==========                  ========
   Assuming Full Dilution:
        Income (Loss) Before Effect of Accounting Change                           $   (0.32)                  $   1.36
        Effect of Change in Accounting Principle                                          --                      (0.03)
                                                                                   ---------                   ---------
        Net Income (Loss)                                                          $   (0.32)                  $   1.33
                                                                                   ==========                  ========


                           The Notes to  Financial  Statements  are an  integral part of these Statements.



Part I
Item 1. (continued)

                                     THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                             CONSOLIDATED STATEMENT OF CHANGES
                                                  IN STOCKHOLDERS' EQUITY
                                                       (in millions)
                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                           ---------------------------
                                                                                               1996               1995
                                                                                           --------         ----------
Preferred Stock:
Balance at Beginning and End of Period:                                                   $   2,650         $    2,850
                                                                                          ---------         ----------

Common Stock:
Balance at Beginning of Year                                                              $     458         $      447
Retirement of Treasury Stock                                                                    (20)(a)             --
Issuance of Common Stock                                                                         --                  1
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     438         $      448
                                                                                          ---------         ----------

Capital Surplus:
Balance at Beginning of Year                                                              $  11,075         $   10,671
Retirement of Treasury Stock                                                                   (433)(a)             --
Issuance of Common Stock                                                                       (100)                44
Restricted Stock Granted, Net of Amortization                                                    16                  1
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  10,558         $   10,716
                                                                                          ---------         ----------

Retained Earnings:
Balance at Beginning of Year                                                              $   7,997         $    6,045
Net Income (Loss)                                                                               (89)               639
Cash Dividends Declared:
   Preferred Stock                                                                              (54)               (61)
   Common Stock                                                                                (328)(b)           (177)
Retirement of Treasury Stock                                                                   (557)(a)             --
Accumulated Translation Adjustment                                                               --                 10
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   6,969         $    6,456
                                                                                          ---------         ----------

Net Unrealized Loss on Securities Available-for-Sale:
Balance at Beginning of Year                                                              $    (237)        $     (473)
Net Change in Fair Value of Securities Available-for-Sale,
   Net of Taxes                                                                                (373)               (37)
                                                                                          ----------        -----------
Balance at End of Period                                                                  $    (610)        $     (510)
                                                                                          ----------        -----------

Common Stock in Treasury, at Cost:
Balance at Beginning of Year                                                              $  (1,107)        $     (667)
Retirement of Treasury Stock                                                                  1,010(a)              --
Purchase of Treasury Stock                                                                     (708)              (189)
Issuance of Treasury Stock                                                                      567                  6
                                                                                          ---------         ----------
Balance at End of Period                                                                  $    (238)        $     (850)
                                                                                          ----------        -----------

Total Stockholders' Equity                                                                $  19,767         $   19,110
                                                                                          =========         ==========


(a) Under the terms of the merger agreement, all of The Chase Manhattan Corporation's ("Chase") treasury stock was cancelled and retired. In accordance with existing accounting pronouncements, if the average price per share of the treasury stock at the time of retirement is higher than the average price per share in capital surplus, then the excess amount should be applied against retained earnings.
(b) Includes fourth quarter 1995 common stock dividends of $80 million paid by Chase in February of 1996.

The Notes to Financial Statements are an integral part of these Statements.



Part I
Item 1. (continued)

                                     THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Three Months Ended March 31,
                                                       (in millions)

                                                                                              1996              1995
                                                                                          --------          --------
Operating Activities
- --------------------
Net Income (Loss)                                                                         $    (89)         $    639
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
by Operating Activities:
   Effect of Change in Accounting Principle                                                     --                11
   Provision for Losses                                                                        245               185
   Restructuring Charge and Expenses                                                         1,656                --
   Depreciation and Amortization                                                               208               218
   Net Change In:
      Trading-Related Assets                                                                   847             2,528
      Accrued Interest Receivable                                                               51                40
      Other Assets                                                                          (1,504)             (108)
      Trading-Related Liabilities                                                              297              (408)
      Accrued Interest Payable                                                                (189)               46
      Other Liabilities                                                                        (73)             (414)
      Other, Net                                                                               262              (132)
                                                                                          --------          --------
Net Cash Provided by Operating Activities                                                    1,711             2,605
                                                                                          --------          --------
Investing Activities
- --------------------
Net Change In:
   Deposits with Banks                                                                       2,212             3,201
   Federal Funds Sold and Securities Purchased Under Resale Agreements                      (2,829)           (2,315)
   Loans Due to Sales and Securitizations                                                   10,433             4,249
   Other Loans, Net                                                                        (10,051)           (7,552)
   Other, Net                                                                                  228              (780)
Proceeds from the Maturity of Held-to-Maturity Securities                                      300               447
Purchases of Held-to-Maturity Securities                                                       (69)             (233)
Proceeds from the Maturity of Available-for-Sale Securities                                  3,032             1,201
Proceeds from the Sale of Available-for-Sale Securities                                     10,433             9,730
Purchases of Available-for-Sale Securities                                                 (16,132)          (11,540)
Cash Used in Acquisitions                                                                       --               (98)
                                                                                          --------          --------
Net Cash Used by Investing Activities                                                       (2,443)           (3,690)
                                                                                          --------          --------

Financing Activities
- --------------------
Net Change In:
   Noninterest-Bearing Domestic Demand Deposits                                             (6,896)           (3,333)
   Domestic Time and Savings Deposits                                                        3,445            (1,184)
   Foreign Deposits                                                                            851             1,773
   Federal Funds Purchased and Securities Sold Under Repurchase Agreements                   1,104             2,440
   Other Borrowed Funds                                                                     (1,190)              544
   Other, Net                                                                                 (206)                3
Proceeds from the Issuance of Long-Term Debt                                                   725               594
Repayments of Long-Term Debt                                                                  (571)             (669)
Proceeds from the Issuance of Stock                                                            513                50
Treasury Stock Purchased                                                                      (708)             (189)
Cash Dividends Paid                                                                           (284)             (238)
                                                                                          --------          --------
Net Cash Provided by Financing Activities                                                   (3,217)             (209)
                                                                                          --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                       1                (8)
                                                                                          --------          --------
Net Increase (Decrease) in Cash and Due from Banks                                          (3,948)           (1,302)
Cash and Due from Banks at January 1,                                                       14,794            13,545
                                                                                          --------          --------
Cash and Due from Banks at March 31,                                                      $ 10,846          $ 12,243
                                                                                          ========          ========
Cash Interest Paid                                                                        $  3,091          $  3,777
                                                                                          --------          --------
Taxes Paid                                                                                $    335          $     95
                                                                                          --------          --------


                        The Notes to Financial  Statements  are an integral part of these Statements.

Part I
Item 1. (continued)

                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
The unaudited financial statements of The Chase Manhattan Corporation and subsidiaries (the "Corporation") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included.

NOTE 2 - MERGER BETWEEN CHASE AND CHEMICAL
- ------------------------------------------
On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation").

Under the terms of the merger agreement, 183 million shares of the Corporation's common stock were issued in exchange for all of the outstanding shares of Chase's common stock (based on an exchange ratio of 1.04 shares of the Corporation's common stock for each share of Chase's common stock). All of Chase's series of preferred stock were exchanged on a one-for-one basis for a corresponding series of the Corporation's preferred stock having substantially the same terms as the Chase preferred stock so converted. The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements and consolidated notes of the Corporation presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented.

In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, $6 million of merger-related expenses were incurred in the 1996 first quarter and included in the restructuring charge caption on the income statement. The remaining $244 million of one-time merger-related costs will be incurred substantially over the next two years as these costs do not qualify for immediate recognition under a recently issued accounting pronouncement. These remaining costs will be reflected in the restructuring charge caption when incurred. The $1.9 billion of merger-related costs reflects severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with planned dispositions of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations of Chemical and Chase and other expenses related directly to the merger (approximately $600 million).

NOTE 3 - TREASURY STOCK
- -----------------------
The Corporation has revised its previously announced buy-back program to terminate at September 30, 1996 and to provide that purchases of shares of common stock of the Corporation under the plan to such date would be in accordance with the pooling-of-interests accounting rules.

During the 1996 first quarter, the Corporation repurchased approximately 11.0 million shares of its outstanding common stock in the open market. The repurchases were largely undertaken to meet the anticipated needs of the Corporation's employee stock option and incentive plans in accordance with pooling-of-interest accounting rules. During the 1996 first quarter, approximately 10.4 million shares were issued (all of which were from treasury) under various employee stock option and incentive plans.

Under the terms of the merger agreement, all 18.6 million shares of Chase's treasury stock (which included approximately 9.0 million shares which were considered "tainted" under pooling-of-interests accounting rules), amounting to $1,010 million at March 31, 1996, were cancelled and retired.

As of March 31, 1996, after taking into consideration the aforementioned shares held in Chase's treasury that were considered "tainted" along with the approximately 3.9 million shares held in treasury by Chemical that are considered "tainted", the aggregate number of the Corporation's shares deemed "tainted" under pooling-of- interest accounting rules approximated 12.9 million.

Part I
Item 1. (continued)

NOTE 4 - TRADING ACTIVITIES
- ---------------------------
The Corporation uses its trading assets and liabilities to meet the financing needs of its customers and to generate revenue through its trading activities. For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1996 first quarter, see Management's Discussion and Analysis on pages 21-22 and page 38 of this Form 10-Q.

Trading Assets and Liabilities
Trading assets include debt and equity instruments and risk management instruments with positive fair values. Trading liabilities are comprised of securities sold, not yet purchased and risk management instruments with negative fair values. Trading assets and trading liabilities (which are carried at estimated fair value, after taking into account the effects of legally enforceable master netting agreements on risk management instruments) are presented in the following table for the dates indicated.

======================================================================================================================
                                                                                        March 31,         December 31,
(in millions)                                                                                1996                 1995
                                                                                        ---------          -----------
Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities                      $      8,848        $       9,601
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                                               2,427                2,560
     Debt Securities Issued by Foreign Governments                                          5,904                6,318
     Debt Securities Issued by Foreign Financial Institutions                               3,510                3,467
     Loans                                                                                    595                  666
     Corporate Securities                                                                   2,179                2,224
     Other                                                                                  1,341                1,376
                                                                                     ------------        -------------
Total Trading Assets-Debt and Equity Instruments (a)                                 $     24,804        $      26,212
                                                                                     ============        =============
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                                         $     10,940        $      12,408
     Foreign Exchange Contracts                                                            11,337               12,384
     Stock Index Options and Commodity Contracts                                            1,364                1,033
                                                                                     ------------        -------------
Total Trading Assets-Risk Management Instruments                                     $     23,641        $      25,825
                                                                                     ============        =============
Trading Liabilities-Risk Management Instruments:
     Interest Rate Contracts                                                         $     11,635        $      13,975
     Foreign Exchange Contracts                                                            11,045               13,295
     Stock Index Options and Commodity Contracts                                              984                  831
                                                                                     ------------        -------------
Trading Liabilities-Risk Management Instruments                                      $     23,664        $      28,101
Securities Sold, Not Yet Purchased                                                   $      9,361        $       6,240
                                                                                     ------------        -------------
Total Trading Liabilities                                                            $     33,025        $      34,341
                                                                                     ============        =============
- ----------------------------------------------------------------------------------------------------------------------

(a)  Includes emerging markets instruments of $4,285 million at March 31, 1996.

======================================================================================================================

NOTE 5 - SECURITIES
- -------------------
For a discussion of the accounting policies relating to securities, see Note One of the Corporation's 1995 Annual Report to its shareholders filed with the Securities and Exchange Commission on Form 8-K dated April 16, 1996 (the "1995 Annual Report").

The fair valuation of the securities classified as available-for-sale (including loans which are subject to the provisions of SFAS 115) resulted in a net after-tax unfavorable impact of $610 million on the Corporation's stockholders' equity at March 31, 1996, compared with a net after-tax unfavorable impact of $237 million at December 31, 1995. The change from the 1995 year-end was the result of an increase in interest rates during the 1996 first quarter.

Part I
Item 1. (continued)

Net gains from available-for-sale securities sold in the first quarter of 1996 amounted to $52 million (gross gains of $74 million and gross losses of $22 million). Net losses on such sales for the same period in 1995 amounted to $18 million (gross gains of $38 million and gross losses of $56 million).

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, were as follows for the dates indicated:

March 31, 1996 (in millions)                                                 Gross            Gross
- ----------------------------                           Amortized            Unrealized      Unrealized         Fair
                                                          Cost                Gains           Losses          Value(a)
U.S. Government and Federal                            ----------           ----------       ---------        --------
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  19,452            $   37           $  284        $  19,205
        Collateralized Mortgage Obligations                  899                --                3              896
        Other, primarily U.S. Treasuries                   7,090                 2              232            6,860
Obligations of State and Political Subdivisions              623                 2               --              625
Debt Securities Issued by Foreign Governments              8,299                60               58            8,301
Corporate Debt Securities                                    728                31                6              753
Collateralized Mortgage Obligations (b)                      227                 1                6              222
Equity Securities                                          1,033               152                3            1,182
Other, primarily Asset-Backed Securities                     603                 5                6              602
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  38,954            $  290           $  598        $  38,646
                                                       =========            ======           ======        =========



December 31, 1995 (in millions)                                              Gross            Gross
- -------------------------------                        Amortized          Unrealized       Unrealized         Fair
                                                          Cost               Gains           Losses          Value(a)
U.S. Government and Federal                            ---------          -----------      -----------       --------
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  19,029            $  205           $    2        $  19,232
        Collateralized Mortgage Obligations                1,132                --                8            1,124
        Other, primarily U.S. Treasuries                   5,020                 4               53            4,971
Obligations of State and Political Subdivisions              633                 6               --              639
Debt Securities Issued by Foreign Governments              8,084               234              146            8,172
Corporate Debt Securities                                    716                31               10              737
Collateralized Mortgage Obligations (b)                      246                --                1              245
Equity Securities                                            999               169                4            1,164
Other, primarily Asset-Backed Securities                     853                 9                5              857
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  36,712            $  658           $  229        $  37,141
                                                       =========            ======           ======        =========

(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively- traded securities is based on independent broker quotations.
(b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

Part I
Item 1. (continued)

Held-to-Maturity Securities

The amortized cost and estimated fair value of held-to-maturity securities for the dates indicated were as follows:


March 31, 1996 (in millions)                                                 Gross            Gross
- ----------------------------                             Amortized         Unrealized       Unrealized         Fair
                                                            Cost             Gains            Losses          Value(a)
U.S. Government and Federal                              ---------          ----------      -----------       --------
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  1,723            $    4           $   11        $   1,716
        Collateralized Mortgage Obligations                2,460                 5               16            2,449
        Other, primarily U.S. Treasuries                      82                --               --               82
Collateralized Mortgage Obligations (b)                       47                 1               --               48
Other, primarily Asset-Backed Securities                      86                 1               --               87
                                                        --------            ------           ------        ---------
     Total Held-to-Maturity Securities                  $  4,398            $   11           $   27        $   4,382
                                                        ========            ======           ======        =========


December 31, 1995 (in millions)                                              Gross            Gross
- -------------------------------                          Amortized        Unrealized       Unrealized          Fair
                                                            Cost             Gains           Losses           Value(a)
U.S. Government and Federal                             ----------         ----------      ----------       ----------
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   1,782           $    24          $     1        $   1,805
        Collateralized Mortgage Obligations                2,624                11                6            2,629
        Other, primarily U.S. Treasuries                      82                --               --               82
Collateralized Mortgage Obligations (b)                       48                 2               --               50
Other, primarily Asset-Backed Securities                      92                 1               --               93
                                                       ---------           -------          -------        ---------
     Total Held-to-Maturity Securities                 $   4,628           $    38          $     7        $   4,659
                                                       =========           =======          =======        =========

(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for non-actively- traded securities is based on independent broker quotations.
(b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

Part I
Item 1. (continued)

NOTE 6 - LOANS
- --------------
For a discussion of the Corporation's  loans which are subject to the provisions of SFAS  115,  reference  is made to page 63 of the  Corporation's  1995  Annual
Report. The following table reflects the amortized cost and estimated fair value of loans  measured  pursuant  to SFAS 115  (which  are all  available-for-sale), including the impact of related derivatives, for the dates indicated.


(in millions)                                                                Gross            Gross
- -------------                                         Amortized           Unrealized       Unrealized       Fair
                                                         Cost                 Gains           Losses         Value
                                                      ----------           -----------      ----------     ---------
March 31, 1996                                        $    2,800           $      48         $   830       $   2,018
                                                      ==========           =========         =======       =========
December 31, 1995                                     $    2,849           $      47         $   917       $   1,979
                                                      ==========           =========         =======       =========

The first quarter of 1996 included a net loss of $35 million related to the disposition of available-for-sale emerging market securities compared with a net gain of $24 million in the same 1995 period.

For a discussion of the accounting policies relating to loans, see Note One of the Corporation's 1995 Annual Report. The following table sets forth impaired loan disclosures under SFAS 114. The Corporation uses the discounted cash flow method as its primary method for valuing impaired loans.


                                                                                              March 31,       March 31,
(in millions)                                                                                      1996            1995
- ------------                                                                                -----------        --------
Impaired Loans with an Allowance                                                            $      514         $    717
Impaired Loans without an Allowance (a)                                                            714              944
                                                                                            ----------         --------
     Total Impaired Loans                                                                   $    1,228         $  1,661
                                                                                            ==========         ========

Allowance for Impaired Loans under
  SFAS 114 (b)                                                                              $      153         $    235
                                                                                            ----------         --------

Average Balance of Impaired Loans
  during the three months ended March 31,                                                   $    1,212         $  1,682
                                                                                            ----------         --------

Interest Income Recognized on Impaired
  Loans during the three months ended March 31,                                             $        8         $      7
                                                                                            ----------         --------

(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.

Part I
Item 1. (continued)

NOTE 7 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
- -----------------------------------------------------------
Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits for its eligible foreign employees. Consistent with the January 1, 1993 adoption of SFAS 106 for domestic employees, the Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 related to its foreign employees via a one-time pre-tax charge of $17 million ($11 million after-tax).

NOTE 8 - RESTRUCTURING CHARGES
- ------------------------------
See Note 2 for a discussion of the $1.65 billion merger-related restructuring charge. For a discussion of the Corporation's restructuring charges taken in prior years, reference is made to Note Fifteen of the Corporation's 1995 Annual Report. At March 31, 1996, the reserve balance related to the charge taken in connection with the Corporation's program to improve earnings per share was approximately $108 million relating substantially to the disposition of certain facilities, premises and equipment and the termination of leases.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------
For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
- ---------------------------------------------------------------
The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of the credit and market risks involved with derivative and foreign exchange financial instruments, reference is made to pages 32 and 38-44 and Note Eighteen of the Corporation's 1995 Annual Report.

Derivative  and Foreign  Exchange  Instruments  Used for Trading  Purposes:  The
financial instruments used for the Corporation's trading activities are disclosed in Note 4 of this Form 10-Q. The credit risk relating to the Corporation's trading activities is recorded on the balance sheet. The effects of market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

Derivative  and  Foreign  Exchange  Instruments  Used for  Purposes  Other  Than
Trading: The Corporation's principal objective in using off-balance sheet instruments for purposes other than trading is for its ALM activities. A discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for ALM activities is included on pages 41 and 44 of the Corporation's 1995 Annual Report.

At March 31, 1996, gross deferred gains and gross deferred losses relating to closed derivative contracts used in ALM activities were $547 million and $721 million, respectively. See page 56 of the Corporation's 1995 Annual Report for the accounting method used for these contracts and see page 41 of this Form 10-Q for the Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at March 31, 1996, deferred gains and losses associated with such transactions were insignificant.

Part I
Item 1. (continued)

The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below. The table should be read in conjunction with the descriptions of these products and their risks included on pages 73-75 of the Corporation's 1995 Annual Report.

                                                          Notional Amounts (a)                 Credit Exposure
                                                          --------------------                 ---------------
                                                       March 31,      December 31,         March 31,     December 31,
(in billions)                                               1996             1995               1996             1995
- -------------                                          ---------      -----------           --------      -----------
Interest Rate Contracts
Futures, Forwards and Forward Rate Agreements
  Trading                                             $  1,132.1        $  1,047.5        $     0.7      $       1.3
  Asset and Liability Management                            31.1              40.0              ---              0.1
Interest Rate Swaps
  Trading                                                1,839.4           1,692.6              9.7             10.4
  Asset and Liability Management                            81.4              69.7              0.2              0.3
Purchased Options
  Trading                                                  159.1             147.2              0.5              0.7
  Asset and Liability Management                            40.0              26.0              ---              ---
Written Options
  Trading                                                  177.5             161.0              ---              ---
  Asset and Liability Management                            19.6               6.4              ---              ---
                                                     -----------        ----------       ----------        ---------
    Total Interest Rate Contracts                    $   3,480.2        $  3,190.4       $     11.1        $    12.8
                                                     ===========        ==========       ==========        =========

Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                            $   1,349.2        $  1,352.1       $      8.1        $     8.8
  Asset and Liability Management                            23.1              10.9              ---              ---
Other Foreign Exchange Contracts (b)
  Trading                                                  263.0             241.6              3.2              3.6
  Asset and Liability Management                             2.0               1.6              ---              ---
                                                     -----------        ----------       ----------        ---------
    Total Foreign Exchange Contracts                 $   1,637.3        $  1,606.2       $     11.3        $    12.4
                                                     ===========        ==========       ==========        =========

Stock Index Options and Commodity
 Contracts
  Trading                                            $      46.1        $     37.7       $      1.4      $       1.0
                                                     -----------       -----------      -----------      ----------
  Total Stock Index Options and
     Commodity Contracts                             $      46.1        $     37.7       $      1.4      $       1.0
                                                     ===========        ==========       ==========      ===========

Total Credit Exposure Recorded on the Balance Sheet                                      $     23.8      $      26.2
                                                                                         ==========      ===========

(a) The notional amounts of exchange-traded interest rates contracts, foreign exchange contracts, and stock index options and commodity contracts were $449.2 billion, $15.2 billion and $7.8 billion, respectively, at March 31, 1996, compared with $417.7 billion, $10.6 billion and $5.1 billion, respectively, at December 31, 1995. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $97.9 billion, $102.1 billion and $65.0 billion, respectively, at March 31, 1996, compared with $92.2 billion, $92.4 billion and $58.6 billion, respectively, at December 31, 1995.

Part I
Item 1. (continued)

NOTE 11 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
- -----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at March 31, 1996 and December 31, 1995. The table should be read in conjunction with the description of these products and their risks included on page 75 of the Corporation's 1995 Annual Report.

Off-Balance Sheet Lending-Related Financial Instruments
                                                                                 March 31,                 December 31,
(in millions)                                                                         1996                         1995
- -------------                                                                   ----------                  -----------
Commitments to Extend Credit                                                    $   97,605(a)               $    95,555(a)
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $4,524 and $4,861)                                           24,922                       24,745
Other Letters of Credit                                                              5,985                        5,907
Customers' Securities Lent                                                          31,156                       27,169

(a) Excludes credit card commitments of $50.0 billion and $47.6 billion at March 31, 1996 and December 31, 1995, respectively.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- ---------------------------------------------
For a discussion of the Corporation's fair value methodologies, see pages 76 -77 of the Corporation's 1995 Annual Report. The following table presents the carrying value and estimated fair value at March 31, 1996 of financial assets and liabilities valued under SFAS 107 and certain derivatives contracts used for ALM activities related to such financial assets and liabilities.

Part I
Item 1. (continued)


                                            Financial Assets/
                                          Financial Liabilities              Derivative Contracts Used for ALM Activities
                                      ----------------------------     --------------------------------------------------------
                                                        Estimated                        Gross            Gross       Estimated
                                         Carrying         Fair          Carrying     Unrecognized     Unrecognized      Fair
(in millions)                           Value(a)(b)    Value(a)(b)      Value(c)         Gains           Losses       Value(e)
- -------------                        --------------    -----------      --------     -------------     -----------    ----------
Financial Assets:
Assets for Which Fair Value
  Approximates Carrying Value        $    56,882    $   56,886         $    (3)        $    4        $     --          $    1
Trading Assets:
  Debt and Equity Instruments             24,804        24,804             ---            ---             ---             ---
  Risk Management Instruments             23,641        23,641             ---            ---             ---             ---
Securities Available-for-Sale             38,646        38,646              80            ---             ---              80
Securities Held-to-Maturity                4,398         4,382             ---            ---             ---             ---
Loans, Net of Unearned Income            149,331       149,630              86            257            (299)             44
Allowance for Credit Losses               (3,683)          ---             ---             --             ---              --
Derivatives in Lieu of Cash
  Market Instruments (d)                      (3)           43              (3)           212            (166)             43
Other Assets                               2,088         2,498             ---            ---             ---             ---
                                     -----------    ----------         -------         ------        --------          ------
  Total Financial Assets             $   296,104    $  300,530         $   160         $  473        $   (465)         $  168
                                     ===========    ==========         =======         ======        ========          ======

Financial Liabilities:
Liabilities for Which Fair Value
  Approximates Carrying Value        $   213,942    $  213,985         $    39         $   97        $   (140)         $   (4)
Domestic Time Deposits                    27,578        27,538             252            122            (177)            197
Trading Liabilities                       33,025        33,025             ---            ---             ---             ---
Long-Term Debt                            12,977        13,224              23            114            (184)            (47)
                                     -----------    ----------         -------         ------        --------          ------
   Total Financial Liabilities       $   287,522    $  287,772         $   314         $  333        $   (501)         $  146
                                     ===========    ==========         =======         ======        ========          ======

(a) The carrying value and estimated fair value include the carrying value and estimated fair value of derivative contracts used for ALM activities.
(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for- sale securities, which are carried at fair value and are included in securities available-for-sale on the balance sheet. The Corporation uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as securities available-for-sale, loans and deposits. Gross unrecognized gains and losses from daily margin settlements on open futures contracts were $25 million and $19 million, respectively, at March 31, 1996.
(c) The carrying value of derivatives used for ALM activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in securities available-for-sale on the balance sheet.
(d) Represents derivative contracts that, as part of the Corporation's ALM activities are used in place of cash market instruments. For a discussion of the Corporation's accounting policy relative to these instruments, see page 56 of the Corporation's 1995 Annual Report.
(e) Derivative Contracts Used for ALM Activities were valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes.

In addition to the derivative contracts in the above table, the Corporation also uses derivative contracts (interest rate swaps, futures and purchased option contracts) to manage the risk associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107. At March 31, 1996, the carrying value of such derivative contracts was $32.5 million, and gross unrecognized gains and losses were $18.8 million and $55.4 million, respectively, resulting in an estimated negative fair value of $4.1 million.

Part I
Item 2.                                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                                                   OF FINANCIAL CONDITION AND RESULTS
                                                              OF OPERATIONS

                                                     THE CHASE MANHATTAN CORPORATION
                                                     QUARTERLY FINANCIAL HIGHLIGHTS
                                             (in millions, except per share and ratio data)

                                                               1996                              1995
                                                           --------      -----------------------------------------------------
                                                              First        Fourth         Third         Second           First
                                                            Quarter       Quarter       Quarter        Quarter         Quarter
EARNINGS:
Income Before Restructuring Charge                         $    937      $    827      $    764       $    729      $      650
Restructuring Charge (after-tax) (a)                         (1,026)           --            --             --              --
                                                           --------      --------      --------       --------      ----------
Income (Loss) After Restructuring Charge and
  Before Effect of Accounting Change                            (89)          827           764            729             650
Effect of Change in Accounting Principle                         --            --            --             --             (11)(b)
                                                           --------      --------      --------       --------         -------
Net Income (Loss)                                          $    (89)     $    827      $    764       $    729      $      639
                                                           ========      ========      ========       ========      ==========
Net Income (Loss) Applicable to Common Stock               $   (143)     $    773      $    708       $    673      $      578
                                                           ========      ========      ========       ========      ==========

INCOME (LOSS) PER COMMON SHARE:
Primary:
  Income Before Restructuring Charge                       $   1.98      $   1.73      $   1.58       $   1.54      $     1.37
  Restructuring Charge                                        (2.30)           --            --             --              --
                                                           --------      --------      --------       --------      ----------
  Income (Loss) After Restructuring Charge and
    Before Effect of Accounting Change                        (0.32)         1.73          1.58           1.54            1.37
  Effect of Change in Accounting Principle                       --            --            --             --           (0.03)(b)
                                                           --------      --------      --------       --------      ----------
  Net Income (Loss)                                        $  (0.32)     $   1.73      $   1.58       $   1.54      $     1.34
                                                           ========      ========      ========       ========      ==========
Assuming Full Dilution:
  Income Before Restructuring Charge                       $   1.97      $   1.73      $   1.55       $   1.52      $     1.36
  Restructuring Charge                                        (2.29)           --            --             --              --
                                                           --------      --------      --------       --------      ----------
  Income (Loss) After Restructuring Charge and
    Before Effect of Accounting Change                        (0.32)         1.73          1.55           1.52            1.36
  Effect of Change in Accounting Principle                       --            --            --             --           (0.03)(b)
                                                           --------      --------      --------       --------      ----------
  Net Income (Loss)                                        $  (0.32)     $   1.73      $   1.55       $   1.52      $     1.33
                                                           ========      ========      ========       ========      ==========

PER COMMON SHARE:
Book Value                                                 $  39.41      $  41.81      $  40.93       $  39.66      $    38.22
Market Value                                               $  70.50      $  58.75      $  60.88       $  47.25      $    37.75
Common Stock Dividends Declared (c)                        $   0.56      $   0.50      $   0.50       $   0.50      $     0.44

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares                   446.1         446.0         448.4          436.2           430.5
Average Common Shares Assuming Full Dilution                  449.1         447.7         456.4          444.4           439.5
Common Shares at Period End                                   434.3         435.0         438.6          430.9           425.4

PERFORMANCE RATIOS: (Average Balances) (d)
Income Before Restructuring Charge:
  Return on Assets                                            1.20%         1.04%          .99%           .95%            .87%
  Return on Common Stockholders' Equity                      19.53%        17.33%        16.17%         16.31%          14.64%
  Return on Total Stockholders' Equity                       18.09%        16.13%        15.14%         15.13%          13.74%
Net Income (Loss):
  Return on Assets                                              N/M         1.04%          .99%           .95%            .87%
  Return on Common Stockholders' Equity                         N/M        17.33%        16.17%         16.31%          14.64%
  Return on Total Stockholders' Equity                          N/M        16.13%        15.14%         15.13%          13.74%
Efficiency Ratio (e)                                          59.5%         61.9%         61.9%          63.2%           67.4%

(a) Reflects restructuring charge taken in connection with the merger of The Chase Manhattan Corporation and Chemical Banking Corporation on March 31, 1996.
(b) On January 1, 1995, the Corporation adopted SFAS 106 for the accounting for other postretirement benefits relating to its foreign plans.
(c) The Corporation increased its quarterly common stock dividend from $0.50 per share to $0.56 per share in the first quarter of 1996.
(d)  Quarterly performance ratios are based on annualized net income amounts.
(e) Excludes restructuring charges, foreclosed property expense, and nonrecurring items. During the 1996 first quarter, such nonrecurring items were the receipt of interest related to Federal and State tax audit settlements, loss on the sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans. The 1995 first quarter excluded the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.
N/M - As a result of the loss, these ratios are not meaningful.

                                   - 16 -

Part I
Item 2 (continued)

On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). The merger was accounted for as a pooling of interests and, accordingly, the information included in this Form 10-Q presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented. Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results following the merger may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission, [in particular the Form 8-K dated April 16, 1996] for a discussion of factors that may cause such differences to occur.

- --------------------------------------------------------------------------------
OVERVIEW
- --------------------------------------------------------------------------------
The Chase Manhattan Corporation (the "Corporation") reported first quarter 1996 net income of $937 million, before a merger-related restructuring charge, a 44 percent increase from first quarter 1995 results of $650 million. Primary earnings per share in the first quarter of 1996 were $1.98, before the charge, compared with $1.37 in the same 1995 period. Fully diluted earnings per share in the first quarter of 1996 were $1.97, before the charge, compared with $1.36 in the first quarter of 1995. Including the merger-related charge of $1.65 billion ($1.026 billion after-tax), the Corporation reported a net loss of $89 million in the first quarter of 1996.

The Corporation's 1996 first quarter results reflected strong revenue growth, coupled with continued success in managing its expenses. The Corporation achieved solid and balanced performances in each of its global banking, regional banking and nationwide consumer businesses, which placed the Corporation in a strong position to achieve the performance targets it has announced for 1996.

The Corporation's return on average common stockholders' equity excluding the restructuring charge was 19.5% for the first quarter of 1996, compared with 14.6% for the 1995 comparable quarter. The Corporation's efficiency ratio improved to 59.5% for the first quarter of 1996, compared with 67.4% for the first quarter of 1995.

During the 1996 first quarter, the Corporation recognized a number of special items including a charge of $102 million against the Corporation's allowance for credit losses, as a result of conforming charge-off policies with respect to credit card receivables; a loss of $60 million ($37 million after-tax) on the sale of a building in Japan; a charge of $40 million ($25 million after-tax) related to conforming its foreign retirement plans; and aggregate tax benefits and refunds of $132 million.

At March 31, 1996, the Corporation's Tier 1 Capital and Total Capital ratios were 7.92% and 11.99%, respectively (excluding the assets and off-balance sheet financial instruments of the Corporation's securities subsidiaries, as well as the Corporation's investment in these subsidiaries). These risk-based capital ratios were well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and at March 31, 1996, the Corporation was "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at March 31, 1996 were $1,686 million, compared with $1,664 million on December 31, 1995, and declined $371 million from $2,057 million at March 31, 1995. Nonperforming assets have declined by approximately $9.8 billion, or 85%, from their peak level of $11.5 billion in 1991.

Part I
Item 2 (continued)

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
Net Interest Income
                                                                                             First Quarter
                                                                                     --------------------------
(in millions)                                                                            1996              1995
- -------------                                                                       ---------       -----------

Net Interest Income
  Domestic                                                                         $     1,733      $     1,588
  Overseas                                                                                 433              439
                                                                                   -----------      -----------
Total Net Interest Income                                                                2,166            2,027
Taxable-Equivalent Adjustment                                                                5               14
                                                                                   -----------      -----------
Net Interest Income-Taxable-Equivalent Basis (a)                                   $     2,171      $     2,041
                                                                                   ===========      ===========

Average Interest-Earning Assets:
  Domestic                                                                         $   181,890      $   170,391
  Overseas                                                                              72,771           67,474
                                                                                   -----------      -----------
Total Average Interest-Earning Assets                                              $   254,661      $   237,865
                                                                                   ===========      ===========

Net Yield on Interest-Earning Assets:
  Domestic                                                                                3.84%            3.81%
  Overseas                                                                                2.40             2.64
Consolidated Net Yield on Interest-Earning Assets                                         3.43%            3.48%
- ----------------------------------------------------------------------------------------------------------------

(a) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets.

================================================================================================================

Reported net interest income for the first quarter of 1996 was $2,166 million, compared with $2,027 million for the same 1995 period. The 1996 first quarter results included $54 million of interest related to Federal and State tax audit settlements. Excluding the impact of the interest related to the aforementioned settlements, net interest income for the 1996 first quarter increased $85 million from 1995 due to a higher level of interest-earning assets (led by growth in consumer loans) as well as higher levels of trading-related net interest income, partially offset by the effect of a higher level of credit card securitizations.

The interest rate spread, which is the difference between the average rate on interest-earning assets and the average rate on interest-bearing liabilities, was 2.58% for the 1996 first quarter, compared with 2.75% for the 1995 first quarter. The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.43% in 1996, compared with 3.48% in 1995. Excluding the impact of credit card securitizations in both years and the impact of the interest on the tax settlements in 1996, the net yield in the 1996 first quarter was 3.52%, compared with 3.54% in the prior year period.

The following table reflects the composition of interest-earning assets as a percentage of total earning assets, as well as the interest rate spread and the net yield on interest-earning assets, for the periods indicated.

Part I
Item 2 (continued)

Average Interest-Earning Asset Mix                                                        First Quarter
- ----------------------------------                                 ------------------------------------------------------
(in billions)                                                                1996                              1995
- -------------                                                      ---------------------            --------------------
Consumer Loans                                                    $    72.3            28%           $    66.0        28%
Commercial Loans                                                       77.3            30                 75.2        32
                                                                  ---------       -------            ---------        --
  Total Loans                                                         149.6            58                141.2        60
Securities                                                             42.7            17                 34.6        14
Liquid Interest-Earning Assets                                         62.4            25                 62.1        26
                                                                  ---------       -------            ---------      ----
Total Interest-Earning Assets                                     $   254.7           100%           $   237.9       100%
                                                                  =========       =======            =========      ====
Interest Rate Spread                                                   2.58%                              2.75%
                                                                  =========                          =========
Net Yield on Interest-Earning Assets                                   3.43%                              3.48%
                                                                  =========                          =========

The Corporation's average total loans in the first quarter of 1996 were $149.6 billion, compared with $141.2 billion in the comparable 1995 period. The increase reflected the continued growth in consumer loans (despite the impact of a higher level of credit card securitizations) and commercial lending, partially offset by the continued reduction in the commercial real estate portfolio.

The growth in interest-earning assets was funded by a $9.0 billion increase in interest-bearing liabilities. For the 1996 first quarter, average interest-bearing liabilities were $214.6 billion, compared with $205.6 billion for the first quarter of 1995, principally due to a higher level of foreign interest-bearing deposits and Federal funds purchased and securities sold under repurchase agreements. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions and for its securities portfolio.

The negative impact on net interest income from nonperforming loans in the first quarter of 1996 was $29 million, compared with $31 million in the same quarter in 1995, reflecting the reduction in the level of the Corporation's nonperforming loans.

For additional information on average balances and net interest income, see Average Consolidated Balance Sheet, Interest and Rates on page 45.

Management anticipates that, given its current expectations for interest rate movements in 1996, the Corporation's net interest income in 1996 will be modestly higher than in 1995 (prior to the impact of securitizations to be undertaken during 1996).

Provision for Losses
- --------------------
The Corporation's provision for losses was $245 million for the 1996 first quarter, compared with $186 million in the 1995 fourth quarter, and $185 million in the 1995 first quarter. The increase in the provision for losses from the 1995 first quarter was primarily the result of slightly higher credit card net charge-offs, as well as higher commercial net charge-offs as a result of a lower level of recoveries.

Management anticipates that the provision for losses in 1996 will increase over the 1995 level due to a lower level of commercial loan recoveries and higher credit card charge-offs. For a discussion of the Corporation's net charge-offs, see the Credit Risk Management Section on pages 30-35.

Part I
Item 2 (continued)

Noninterest Revenue
- -------------------
Noninterest revenue totaled $1,869 million in the 1996 first quarter, an increase of $312 million, or 20%, when compared with the same period last year. The 1996 first quarter results reflect a $240 million improvement in trading revenue, a 15% increase in fees and commissions (principally from corporate finance and syndication activities, credit card revenue and trust and investment management fees), and higher securities gains. These increases were partially offset by lower other revenue as the 1996 quarter includes a loss of $60 million on the sale of a building in Japan while the 1995 quarter included a gain of $85 million on the sale of the investment in Far East Bank and Trust Company.

The following table presents the components of noninterest revenue for the periods indicated.

                                                                                                    First Quarter
                                                                                              ----------------------
(in millions)                                                                                   1996            1995
- -------------                                                                                   ----            ----
Corporate Finance and Syndication Fees                                                       $   224        $    169
Trust and Investment Management Fees                                                             285             240
Credit Card Revenue                                                                              233             182
Service Charges on Deposit Accounts                                                               99             104
Fees for Other Financial Services                                                                378             367
                                                                                             -------        --------
Total Fees and Commissions                                                                     1,219           1,062
Trading Revenue                                                                                  339              99
Securities Gains (Losses)                                                                         52             (18)
Other Revenue                                                                                    259             414
                                                                                             -------        --------
     Total                                                                                   $ 1,869        $  1,557
                                                                                             =======        ========

Fees and Commissions
Corporate finance and syndication fees were a record $224 million in the 1996 first quarter, an increase of 33% from the prior year period. This resulted from a higher level of investment banking activity in both loan syndications and new issues of high-yield securities. During the 1996 first quarter, the Corporation acted as agent or co-agent for approximately $98 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

Trust and investment management fees rose $45 million in the 1996 first quarter due to higher global services activity, reflecting, in part, the acquisition of the securities processing businesses of U.S. Trust Corporation ("U.S. Trust") in September 1995 which contributed approximately $24 million of revenue. The remainder of the increase reflects higher fees resulting from growth in assets under management.

Credit card revenue increased $51 million to $233 million for the 1996 first quarter, primarily the result of an increase in securitization volume as well as growth in outstandings and active accounts. During the 1996 first quarter, $2.9 billion of credit card receivables were securitized. The favorable impact of the securitizations on credit card revenue was $75 million in the 1996 first quarter compared with $26 million in the same 1995 period. Average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables) grew to $23.2 billion for the first quarter of 1996, compared with $19.3 billion for the prior year's comparable period. For a further discussion of the credit card portfolio and related securitization activity, see pages 32-33 of this Form 10-Q.

Part I
Item 2 (continued)


The following table sets forth the components of fees for other financial services for the periods indicated.

                                                                                                    First Quarter
                                                                                              ----------------------
(in millions)                                                                                    1996           1995
- -------------                                                                                    ----           ----

Fees for Other Financial Services:
   Commissions on Letters of Credit and Acceptances                                           $    89       $     91
   Fees in Lieu of Compensating Balances                                                           74             69
   Mortgage Servicing Fees                                                                         50             54
   Loan Commitment Fees                                                                            30             33
   Other Fees                                                                                     135            120
                                                                                              -------       --------
     Total                                                                                    $   378       $    367
                                                                                              =======       ========

Contributing to the rise in other fees for the first quarter of 1996 were increased brokerage commissions of $6 million, largely due to higher transaction volume and a larger customer base at the Corporation's discount brokerage firm, Brown and Company.

Trading Revenue
The following table sets forth the components of trading revenue for the first quarter of 1996 and 1995.

                                                                                                   First Quarter
                                                                                         ----------------------------
(in millions)                                                                                1996                1995
- -------------                                                                                ----                ----

Trading Revenue                                                                          $    339           $      99
Net Interest Income Impact (a)                                                                148                  84
                                                                                         --------           ---------
Total Trading-Related Revenue                                                            $    487           $     183
                                                                                         ========           =========
Product Diversification:
     Interest Rate Contracts (b)                                                         $    146           $      66
     Foreign Exchange Contracts (c)                                                           140                 174
     Debt Instruments and Other (d)                                                           201                 (57)
                                                                                         --------           ---------
Total Trading-Related Revenue                                                            $    487           $     183
                                                                                         ========           =========


(a) Net interest income attributable to trading activities includes accruals on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in the net interest income caption on the Consolidated Statement of Income.
(b)  Includes interest rate swaps,  cross-currency  interest rate swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.
(c)  Includes foreign exchange spot and option contracts.
(d) Includes U.S. and foreign government and government agency securities, corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.

                                       - 21 -

Part I
Item 2 (continued)

The $80 million increase in revenue from interest rate contracts during the 1996 first quarter was primarily due to anticipated volatility in certain Western European, Asian and U.S. interest rate markets. Foreign exchange revenue in 1996, while down from the first quarter 1995 level, continued to benefit from volatility in the currency markets and from the Corporation's market-making activities. The increase in debt instrument revenue during the 1996 first quarter, when compared to the same 1995 period, was primarily the result of the 1995 first quarter results being adversely affected by major declines in the prices of emerging markets debt instruments.

Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, the credit standing of the Corporation, and the steps taken by central banks and governments which affect financial markets. The Corporation expects its trading revenues will fluctuate as these factors will vary from period to period.

Other Noninterest Revenue
The following table presents securities gains (losses) and the composition of other revenue for the first quarter of 1996 and 1995.

                                                                                                     First Quarter
                                                                                             -----------------------
(in millions)                                                                                    1996           1995
- -------------                                                                                    ----           ----

Securities Gains (Losses)                                                                    $     52       $    (18)
                                                                                             ========       ========
Other Revenue:
     Revenue from Equity-Related Investments                                                 $    223       $    181
     Net Gains (Losses) on Emerging Markets Securities Sales                                      (35)            24
     Gain on Sale of Investment in Far East Bank & Trust Company                                   --             85
     Residential Mortgage Origination/Sales Activities                                             28             41
     Loss on Sale of a Building in Japan                                                          (60)            --
     All Other Revenue                                                                            103             83
                                                                                             --------       --------
       Total Other Revenue                                                                   $    259       $    414
                                                                                             ========       ========

The higher level of securities gains, all of which resulted from sales from the available-for-sale portfolio, were made in connection with the Corporation's asset/liability management ("ALM") activities. For a further discussion of the Corporation's securities, see Note 5 - Securities of the Notes to Financial Statements.

The Corporation's other revenue was $259 million for the first quarter of 1996, compared with $414 million for the first quarter of 1995. Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $223 million in the 1996 first quarter, an increase of $42 million from the comparable 1995 quarter, benefiting from a broad-based portfolio of investments in an active market. Revenue from equity-related investments has averaged approximately $157 million per quarter, based on revenues during the last eight quarterly periods. At March 31, 1996, the Corporation had equity-related investments with a carrying value of
approximately  $2.8 billion.   The  Corporation  believes  that  equity-related
investments will continue to make contributions to the Corporation's earnings, although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

The first quarter of 1996 included net losses of $35 million related to the disposition of available-for-sale emerging market securities. The comparable period in 1995 included a net gain of $24 million on the sale of available-for-sale emerging market securities.

Part I
Item 2 (continued)

The $13 million decline in residential mortgage origination/sales activities is entirely attributable to a lower level of gains from the sale of mortgage servicing rights in the 1996 first quarter.

All other  revenue in the 1996 first  quarter  included $11 million in net gains
from  the   securitization  of  automobile   financing  loans  and  credit  card
receivables. All other revenue reflected $8 million lower income from the Corporation's investment in CIT, as a result of the sale of half of the Corporation's investment in CIT in December 1995.

Noninterest Expense
- -------------------
Noninterest expense in the 1996 first quarter was $2,437 million (excluding the restructuring charge and other expenses relating to the merger of $1,656 million), compared with $2,364 million in the 1995 fourth quarter and $2,335 million in the first quarter of 1995. The Corporation recognized a special charge of $40 million in the 1996 first quarter to conform retirement benefits provided to foreign employees. Excluding the restructuring charge, the special conformity adjustment for the foreign retirement plans, and foreclosed property expense, noninterest expense increased 2% from the comparable quarter last year, and 1% from the preceding quarter. The increases from the prior quarters primarily reflect costs related to stronger revenues, including higher incentive costs. Additionally, the first quarter of 1996 includes approximately $35 million of noninterest expense as a result of the acquisition of the U.S. Trust processing business in September 1995, and the consolidation of a foreign investment previously recorded on an equity basis, partially offset by the absence of expenses due to the sale of the southern and central
New Jersey banking operations in the fourth quarter of 1995.

                                                            First Quarter
                                                       ------------------------
(in millions)                                               1996           1995
- -------------                                           -------       ---------
Salaries                                              $    1,076      $     997
Employee Benefits                                            305            234
Occupancy Expense                                            221            228
Equipment Expense                                            184            198
Foreclosed Property Expense                                   (9)           (25)
Other Expense                                                660            703
                                                      ----------      ---------
Total Before Restructuring Charge                          2,437          2,335
Restructuring Charge and Expenses                          1,656             --
                                                      ----------      ---------
Total                                                 $    4,093      $   2,335
                                                      ==========      =========

The Corporation's efficiency ratio improved to 59.5% in the 1996 first quarter, compared with 67.4% in the 1995 first quarter. The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense, and nonrecurring items. During the 1996 first quarter, nonrecurring items reflected the receipt of interest related to Federal and State tax audit settlements, a loss on sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans. The 1995 first quarter excluded the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.

Salaries and Employee Benefits
The increase in salaries for the 1996 first quarter was primarily due to higher incentive costs as a result of stronger earnings for most businesses. Also contributing to the increase in salaries was the vesting of various stock-based incentive awards due to the improvement in the Corporation's stock price, the continued growth in the Corporation's securities underwriting business and the additional staff costs resulting from the U.S. Trust acquisition in September 1995. Partially offsetting these increases were the impact of personnel reductions undertaken since March 31, 1995 and the aforementioned sale of Chemical New Jersey Holdings.

Part I
Item 2 (continued)

The following table presents the Corporation's full-time equivalent employees at the dates indicated.

                                               March 31,           December 31,
                                                    1996                   1995
                                               ---------           ------------
Domestic Offices                                  59,818                 60,904
Foreign Offices                                   11,493                 11,792
                                                 -------             ----------
 Total Full-Time Equivalent Employees             71,311                 72,696
                                                 =======             ==========

Employee benefits in the 1996 first quarter increased $71 million from the prior year's first quarter primarily as a result of the $40 million charge to conform retirement benefits provided to foreign employees, and other expenses associated with a newly consolidated foreign investment. Also impacting employee benefits was an increase in FICA expenses associated with the vesting of stock-based incentive awards.

Occupancy and Equipment Expense
Occupancy expense in the 1996 first quarter decreased by $7 million from the prior year's comparable quarter. The decline from 1995 is largely the result of the consolidation of operational and branch facilities and other expense-reduction initiatives.

The lower level of equipment expense in the 1996 first quarter was primarily the result of expense reduction initiatives relating to software costs and equipment rentals.

Foreclosed Property Expense
Foreclosed property expense was a credit of $9 million in the 1996 first quarter compared with a credit of $25 million in the first quarter of 1995. The results reflected continued progress in reducing the Corporation's real estate portfolio as a result of improved real estate market conditions. The 1995 amount included proceeds received from the sale of certain foreclosed properties previously written down.

Restructuring Charge
In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, $6 million of merger-related expenses were incurred in the 1996 first quarter and included in the restructuring charge caption on the income statement. The remaining $244 million of one-time merger-related costs will be incurred substantially over the next two years as these costs do not qualify for immediate recognition under a recently issued accounting pronouncement. These remaining costs will be reflected in the restructuring charge caption when incurred. The $1.9 billion of merger-related costs reflect severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with the planned disposition of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations and other expenses related directly to the merger (approximately $600 million). Management does not anticipate that the restructuring charge will have a material impact on the Corporation's future liquidity. Because of the inherent uncertainties associated with merging two large corporations, there can be no assurance that the $1.9 billion of merger- related costs will reflect the actual costs ultimately incurred by the Corporation in implementing the merger or that the Corporation would not deem it appropriate to take additional charges, as the merger implementation process continues.

Part I
Item 2 (continued)


Other Expense
The following table presents the components of other expense for the periods indicated.

                                                      First Quarter
                                             ---------------------------
(in millions)                                   1996                1995
- -------------                                -------            --------
Other Expense:
     Professional Services                   $   129           $    135
     Marketing Expense                            90                 81
     FDIC Assessments                              1                 57
     Telecommunications                           85                 81
     Amortization of Intangibles                  43                 47
     All Other                                   312                302
                                             -------           --------
       Total                                 $   660           $    703
                                             =======           ========

Other expense for the 1996 first quarter was $660 million, a decrease of $43 million, or 6%, from the first quarter of 1995. The improvement reflected a $56 million decline in FDIC assessments compared with the first quarter of 1995 resulting from the elimination of a FDIC assessment, with the exception of deposits associated with the acquisition of former savings and loan branches. Partially offsetting the 1996 first quarter decline were slight increases in other expenses as a result of the aforementioned U.S. Trust acquisition, and consolidation of a foreign investment.

Income Taxes
- ------------
The Corporation recognized income tax benefits of $214 million in the first quarter of 1996, compared with income tax expense of $414 million in the first quarter of 1995. The 1996 amount includes tax benefits related to the restructuring charge, as well as aggregate tax benefits and refunds of $132 million. Excluding the tax benefits and refunds of $132 million , the Corporation's effective tax rate was 38.0% in the first quarter of 1996 compared with 38.9% in the comparable 1995 quarter.

- --------------------------------------------------------------------------------
PRO FORMA LINES OF BUSINESS RESULTS
- --------------------------------------------------------------------------------

Profitability of the Corporation is tracked with an internal management information system that produces lines-of- business performance for all sectors. The current presentation of lines-of-business results is based on existing management accounting policies at both Chemical and Chase. A uniform set of management accounting policies is being developed and is expected to be implemented in the second quarter of 1996. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies, changes to the management organization or to reflect future changes in internal management reporting.


Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Also incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, market, and operating/business -- within various businesses and assigns capital accordingly. Credit risk is computed using a risk-grading system that is consistently applied throughout the Corporation. A long-term expected tax rate is assigned in evaluating the Corporation's businesses.

Part I
Item 2 (continued)

                                                                             Regional and Consumer             Global
For the three months ended                          Global Bank                     Banking                   Services
                                            ------------------------       -----------------------       ------------------
March 31, (in millions, except ratios)         1996            1995           1996         1995           1996        1995
                                               ----            ----           ----         ----           ----        ----

Net Interest Income                       $       667     $      538     $    1,425    $   1,374       $    213    $    184
Noninterest Revenue                             1,146            716            623          569            308         264
Noninterest Expense                               896            831          1,197        1,277            388         352
                                          -----------     ----------     ----------    ---------       --------    --------
Operating Margin                                  917            423            851          666            133          96
Credit Provision (a)                               68             72            343          255              4          --
Foreclosed Property Expense                        --             --              2          (19)            --          --
                                          -----------     ----------     ----------    ---------       --------    --------
Income Before Taxes                               849            351            506          430            129          96
Income Taxes                                      316            123            198          171             55          37
                                          -----------     ----------     ----------    ---------       --------    --------
Operating Net Income                              533            228            308          259             74          59
Special Items (b)                                  --             51             --           --             --          --
                                          -----------     ----------     ----------    ---------       --------    --------
Net Income                                $       533     $      279     $      308    $     259       $     74    $     59
                                          ===========     ==========     ==========    =========       ========    ========

Average Assets                            $   192,741     $  179,780     $  111,470    $ 103,510       $  9,852    $  9,614
Return on Common Equity (c)                      28.1%          11.7%          18.6%        14.8%          20.2%       17.4%
Return on Assets (c)                             1.11%           .51%          1.11%        1.01%          3.02%       2.49%
Efficiency Ratio (d)                             49.4%          66.3%          58.5%        65.7%          74.5%       78.6%

                                                                        Terminal
                                                                 (LDC and Real Estate)             Total(e)
                                                              ------------------------    ------------------------
For the three months ended March 31,                              1996           1995         1996            1995
                                                                  ----           ----         ----            ----
(in millions, except ratios)

Net Interest Income                                          $      19      $      30    $   2,112     $     2,027
Noninterest Revenue                                                (19)            58        1,929           1,472
Noninterest Expense                                                 14             18        2,406           2,360
                                                             ---------      ---------    ---------     -----------
Operating Margin                                                   (14)            70        1,635           1,139
Credit Provision (a)                                                10             (3)         245             185
Foreclosed Property Expense                                        (11)           (13)          (9)            (25)
                                                             ---------      ---------    ---------     -----------
Income (Loss) Before Taxes (Benefits)                              (13)            86        1,399             979
Income Taxes (Benefits)                                             (1)            36          532             380
                                                             ---------      ---------    ---------     -----------
Operating Net Income (Loss)                                        (12)            50          867             599
Restructuring Charge                                                --             --       (1,026)             --
Special Items (b)                                                   --             --           70              51
Accounting Change                                                   --             --           --             (11)
                                                             ---------      ---------    ---------     -----------
Net Income (Loss)                                            $     (12)     $      50    $     (89)    $       639
                                                             =========      =========    =========     ===========

Average Assets                                               $   5,620      $   8,870    $ 312,925     $   299,298
Return on Common Equity (c)                                         NM             NM        18.0%           13.6%
Return on Assets (c)                                                NM             NM        1.11%            .81%
Efficiency Ratio (d)                                                NM             NM        59.5%           67.4%


(a) The provision is allocated to each sector utilizing a credit risk methodology which is computed using a risk grading system for that sector's loan portfolio that is consistently applied throughout the Corporation. The difference between the risk-based provision and the Corporation provision is included in the Corporate sector.
(b) Special items in the 1996 first quarter include the loss on the sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans as well as aggregate tax benefits and refunds. The 1995 first quarter included the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.
(c)   Based on annualized operating net income amounts.
(d) The computation of the efficiency ratio excludes restructuring charges, foreclosed property expense and the nonrecurring items discussed in (b) above.
(e) Total column includes Corporate sector. See description of Corporate sector on page 29.
NM - Not meaningful.

                                       - 26 -

Part I
Item 2 (continued)

GLOBAL BANK
The Global Bank provides banking, financial advisory, trading and investment services to corporations and public-sector clients worldwide through a network of offices in 52 countries, including major operations in all key international financial centers. Its network enables the Corporation to identify users and sources of capital on a global basis and to serve the cross-border requirements of clients through integrated delivery across all its businesses.

The Global Bank includes a dedicated Global Client Management organization (focusing on corporate clients, credit and general advisory); Global Investment Banking (including acquisition finance, syndicated finance, high yield finance, private placements, leasing, mergers and acquisitions, and other global investment banking activities); Global Markets (foreign exchange dealing and trading, derivatives trading and structuring, including equity and commodity derivatives, risk management, securities structuring, underwriting, trading and sales, and the Corporation's funding and securities investment activities); Regional Centers (all wholesale banking; investment banking; capital markets and other activities outside of the United States and the major cross-border financial centers); and Equity Investments. In addition, the Global Asset Management and Private Banking group serves high net worth individuals worldwide with banking and investment services, including the Hanover Funds, Vista family of mutual funds and Vista unit trust funds. The Global Bank seeks to optimize its risk profile and profitability by emphasizing originations, underwriting, distribution and risk management products.

The Global Bank's net income in the first quarter of 1996 was $533 million, an increase of $254 million from the first quarter of 1995. The sector's return on equity in the first quarter of 1996 was 28.1%, compared with 11.7% in 1995 first quarter. The increase in the first quarter was primarily due to a 13% increase in fee revenue, securities gains, and equity investment gains.

The following table sets forth the significant components of Global Bank's total revenue by business for the periods indicated.

- --------------------------------------------------------------------------------
                                                             First Quarter
                                                          ------------------
($ in millions)                                             1996        1995
                                                            ----        ----

Total Revenue:
   Client Management and Investment Banking              $   533     $   523
   Global Markets                                            587         267
   Regional Centers                                          279         200(a)
   Equity Investments                                        213          83
   Global Asset Management & Private Banking                 199         170

(a) Excludes $85 million gain on sale of investment in Far East Bank and Trust Company.
- --------------------------------------------------------------------------------

Revenue from Client Management and Investment Banking increased $10 million in the first quarter of 1996 reflecting a higher level of investment banking activity, including loan syndications and new issues of high-yield bonds.

Trading-related revenue at Global Markets was higher in the first quarter of 1996 when compared with 1995 because the trading results in the first quarter of 1995 were adversely affected by major declines in the prices of emerging markets debt instruments. Also contributing to the revenue increase was higher securities gains.

Revenue increased $79 million at the Regional Centers in the first quarter of 1996 compared with last year's first quarter reflecting higher net interest income due to a 12% increase in loan volume and an increase in trading revenues.

Revenue from equity-related investments increased in the first quarter of 1996 compared with 1995 resulting from the benefit from a broad-based portfolio of investments in an active market.

Revenue at Global Asset Management and Private Banking rose $29 million, in part, since the 1995 first quarter results were adversely affected by the permanent impairment of Barings Bank PLC securities. Also, contributing to the favorable results was an increase in net interest income resulting from higher loan and deposit volume.

Part I
Item 2 (continued)

REGIONAL AND CONSUMER BANKING
Regional and Consumer Banking includes Chase cardmember services (Credit Cards); Deposits and Investments (consumer banking and commercial and professional banking); Mortgage Banking; Chase Consumer Credit (home equity secured lending, student lending, and other consumer lending); International Consumer (consumer activities in Asia and Latin America); Middle Market and Community Development (regional commercial banking); Texas Commerce Equity Holdings Inc. ("Texas Commerce"), the holding company for Texas Commerce Bank National Association; and the Corporation's franchise in northeastern New Jersey, where it has 39 branches and private banking operations. The Corporation maintains a leading market share position in serving the financial needs of consumers, middle market commercial enterprises and small businesses in the New York metropolitan area. Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas and is the primary bank for more large corporations and middle market companies than any other bank in Texas.

Regional and Consumer Banking's net income of $308 million in the first quarter of 1996 increased $49 million from last year's first quarter results of $259 million. The increase in earnings for the first quarter of 1996 were due primarily to lower noninterest expense of $80 million reflecting the reduced FDIC premium expense and the absence of expenses for Chemical New Jersey Holdings Inc. (which was sold in October 1995). Also contributing were increases in noninterest revenue and net interest income of $54 million and $51 million, respectively. These favorable results were partially offset by higher loan loss provision of $88 million and an increase in foreclosed property expense of $21 million. The higher credit provision in 1996 reflects the substantial growth in credit card outstandings.

The following table sets forth the significant components of Regional and Consumer Banking's total revenue by business for the periods indicated.

- --------------------------------------------------------------------------------
                                                          First Quarter
                                                    -------------------------
($ in millions)                                         1996          1995
- ---------------                                         ----          ----

Total Revenue:
   Credit Cards                                      $   669       $   610
   Deposits and Investments                              453           470
   Mortgage Banking                                      165           143
   Chase Consumer Credit                                 181           145
   International Consumer                                 60            51
   Middle Market and Community Development               243           223
   Texas Commerce                                        309           276

- --------------------------------------------------------------------------------

Credit Cards revenue increased $59 million, or 10%, in the first quarter of 1996, compared with last year's first quarter due to a 20% increase in the loan portfolio and a 7% increase in fee revenue reflecting higher late charges.

The $17 million decrease at Deposits and Investments in the first quarter of 1996 from last year's first quarter is due to a decline in net interest income reflecting less favorable spreads.

Revenue from Mortgage Banking rose $22 million in the first quarter of 1996 from the same period in 1995 due to higher net interest income resulting from a 31% increase in loan volume, higher deposit volume and improved loan spreads.

Chase Consumer Credit revenues increased $36 million, or 25%, in the first quarter of 1996 compared with last year's first quarter. This favorable result is due to higher retail banking fees and an increase in net interest income reflecting a 9% increase in loan outstandings.

The revenue for International Consumer increased $9 million in the first quarter of 1996 from the same period in 1995 due to higher net interest income reflecting increased loan volumes for international residential mortgages and credit cards and improved loan spreads.

Part I
Item 2 (continued)

Middle Market and Community Development revenues increased 9% in the first quarter of 1996, when compared with last year's first quarter, due to higher corporate finance fees and an increase in net interest income reflecting higher loan volume and improved spreads.

Texas Commerce's revenue increased $33 million, or 12%, in the first quarter of 1996 when compared with the first quarter of 1995. The improvement in 1996 was due to higher net interest income resulting from 14% growth in loan volume as well as an increase in securities. Also contributing to the increase was an 8% increase in fee revenue and higher securities gains. These favorable results were partially offset by higher foreclosed property expense in the 1996 first quarter, when compared with the prior year period, as the 1995 first quarter reflected the recognition of recoveries in the Texas real estate market.

GLOBAL SERVICES
Global Services include custody, cash management, payments, trade services, trust and other fiduciary services. At March 31, 1996, the Corporation was custodian or trustee for approximately $3.4 trillion of assets. The strategy for Global Services is to build world class product capabilities in transaction and information services. The earnings for Global Services in the first quarter of 1996 increased $15 million when compared with the same period in 1995. The increase is due primarily to higher noninterest revenue and a 16% increase in net interest income partially offset by higher noninterest expense due to the acquisition of the securities processing businesses of U.S. Trust in September 1995. Noninterest revenue rose $44 million, reflecting a 22% increase in fee revenue; due to trust fees as a result of the U.S. Trust acquisition coupled with earnings growth in custody services. The increase in net interest income is due primarily to higher investable balances and the U.S. Trust acquisition.

TERMINAL BUSINESSES (LDC AND REAL ESTATE)
Terminal  Businesses  represents  discontinued  portfolios, which are primarily
refinancing   country  debt  and  the   Corporation's  commercial  real  estate
problem asset and nonperforming portfolio, primarily at The Chase Manhattan
Bank N.A. and Chemical Bank. Terminal businesses had a net loss of $12 million for the first quarter of 1996, compared with $50 million in net income for the first quarter of 1995 primarily due to a $35 million net loss related to
the   disposition   of available-for-sale  emerging  markets  securities  in the first quarter of 1996 (compared with a net gain of $24 million from sales of such securities in last year's first quarter). Also, net interest income decreased $11 million in the first quarter of 1996 compared with the same period in 1995, due to a decline in loan outstandings.

CORPORATE
Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; the impact of credit card securitizations; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate had a net loss of $992 million including the restructuring charge of $1.026 billion (after-tax) related to the merger and the following special items: $132 million (after-tax) in tax refunds and benefits; $37 million loss(after-tax) on the sale of a building in Japan and $25 million loss (after-tax)related to the costs incurred in combining the Corporation's foreign retirement plans. For the first quarter of 1995, Corporate had a net loss of $8 million which included an $11 million after-tax charge due to the adoption of SFAS 106 for foreign employees and a $6 million writedown associated with certain nonperforming residential mortgages.

Part I
Item 2 (continued)

- --------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
- --------------------------------------------------------------------------------

For a discussion of the Corporation's procedures for the management of its credit risk, reference is made to pages 31-32 of the Corporation's 1995 Annual Report.

LOAN PORTFOLIO
The following loan discussion focuses primarily on developments since December 31, 1995 and should be read in conjunction with the Loan Portfolio section on pages 32 through 39 of the Corporation's 1995 Annual Report.

The Corporation's loans outstanding totaled $149.3 billion at March 31, 1996, a decrease of $0.9 billion from year-end 1995, but an increase of $4.3 billion from March 31, 1995. The growth in loans outstanding from the 1995 first quarter reflects increases in both the consumer and commercial loan portfolios and the decrease from the prior quarter reflects $2.9 billion of securitizations completed during the 1996 first quarter.

The Corporation's nonperforming assets at March 31, 1996 were $1,686 million, an increase of $22 million from the 1995 year-end level but a decrease of $371 million, or 18%, from last year's comparable quarter. The reduction in nonperforming assets from March 31, 1995 reflects the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and the Corporation's continuing loan workout and collection activities. For a description of the Corporation's accounting policies for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions, see Note One of the Notes to the Consolidated Financial Statements on page 57 of the Corporation's 1995 Annual Report.

Total net charge-offs were $347 million in the first quarter of 1996, compared with $207 million for the comparable period in 1995. The 1996 amount included a charge of $102 million related to conforming the credit card charge-off policies of Chase and Chemical. For a further discussion of nonperforming assets and net charge-offs, see the provision for losses section on page 19 and the various credit portfolio sections that follow.

The following table presents the Corporation's loan and nonperforming asset balances by portfolio at the dates indicated and the related net charge-off amounts for the periods indicated. Additionally, loans which were past due 90 days and over as to principal or interest but not characterized as nonperforming are also included in the table.

Part I
Item 2 (continued)


                                                               Loans                                  Nonperforming Assets
                                          ----------------------------------------          ------------------------------------
                                          March 31,         Dec 31,      March 31,          March 31,       Dec 31,    March 31,
                                               1996            1995           1995               1996          1995         1995
(in millions)                             ----------        --------      ---------         ---------       -------    ---------

Domestic Consumer:
Residential Mortgage(a)                   $    35,908     $   34,060     $    29,449         $    246      $    238     $    211
Credit Card                                    13,704         17,078          16,145               --            --           --
Auto Loans                                      6,235          6,290           8,367               23            20            8
Other Consumer(b)                              13,214          12,003         10,328               14            19           37
                                          -----------     -----------    -----------         --------      --------     --------
  Total Domestic Consumer                      69,061         69,431          64,289              283           277          256
                                          -----------     ----------     -----------         --------      --------     --------

Domestic Commercial:
Commercial and Industrial                      31,833         32,276          31,875              474           496          495
Commercial Real Estate(c)                       6,514          6,660           7,847              442           375          635
Financial Institutions                          6,268          5,714           4,784                2             2           29
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic Commercial                    44,615         44,650          44,506              918           873        1,159
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic                              113,676        114,081         108,795            1,201         1,150        1,415
                                          -----------     ----------     -----------         --------      --------     --------
Foreign, primarily Commercial                  35,655         36,126          36,258              336           343          487
                                          -----------     ----------     -----------         --------      --------     --------
Total Loans                               $   149,331     $  150,207     $   145,053            1,537         1,493        1,902
                                          ===========     ==========     ===========         --------      --------     --------
Assets Acquired as Loan Satisfactions                                                             149           171          155
                                                                                             --------      --------     --------
Total Nonperforming Assets                                                                   $  1,686      $  1,664     $  2,057
                                                                                             ========      ========     ========

                                                                                                   Past Due 90 Days and Over
                                                                  Net Charge-offs                      & Still Accruing
                                                           ------------------------          -----------------------------------
                                                                   First Quarter             March 31,      Dec 31,    March 31,
                                                                1996          1995                1996         1995         1995
(in millions)                                              ---------       -------          ----------      -------    ---------
- -------------

Domestic Consumer:
Residential Mortgage(a)                                   $        8     $       12          $      --     $     --     $     --
Credit Card                                                      165            158                283          352          310
Auto Loans                                                         8              4                 15           13            7
Other Consumer(b)                                                 29             27                161          151          153
                                                          ----------     ----------          ---------     --------     --------
  Total Domestic Consumer                                        210            201                459          516          470
                                                          ----------     ----------          ---------     --------     --------

Domestic Commercial:
Commercial and Industrial                                         48             23                 25           38           55
Commercial Real Estate(c)                                         (4)            (1)                22           66           31
Financial Institutions                                            --             (5)                --           --           --
                                                          ----------     -----------         ---------     --------     --------
  Total Domestic Commercial                                       44             17                 47          104           86
                                                          ----------     ----------          ---------     --------     --------
  Total Domestic                                                 254            218                506          620          556
                                                          ----------     ----------          ---------     --------     --------
Foreign, primarily Commercial                                     (9)           (11)                12           44          173
                                                          ----------     ----------          ---------     --------     --------
Total Loans                                                      245            207          $     518     $    664     $    729
                                                          ----------     ----------          =========     ========     ========
Charge Related to Conforming
  Credit Card Charge-off Policies                                102             --
                                                          ----------     ----------
Total                                                     $      347     $      207
                                                          ==========     ==========


(a)  Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance) and student loans. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $106 million, $107 million, and $103 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

Part I
Item 2 (continued)

Domestic Consumer Portfolio
- ---------------------------
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, auto and other consumer loans. The domestic consumer loan portfolio totaled $69.1 billion at March 31, 1996, a decrease of $0.3 billion from the 1995 year-end but an increase of 7% from March 31, 1995. As a percentage of the total loan portfolio, consumer loans grew to 46% at the end of the 1996 first quarter, from 44% at March 31, 1995.

Residential Mortgage Loans: Residential mortgage loans at March 31, 1996 were $35.9 billion, an increase of $1.8 billion from the 1995 year-end and an increase of $6.5 billion from March 31, 1995, primarily reflecting increases in adjustable-rate loan outstandings.

Total nonperforming residential mortgage loans at March 31, 1996 were $246 million, compared with $238 million at December 31, 1995 and $211 million at March 31, 1995. At March 31, 1996, nonperforming domestic residential mortgage loans as a percentage of the domestic residential mortgage portfolio was 0.69%, compared with 0.70% at the 1995 year-end and 0.72% at March 31, 1995. Total net charge-offs of residential mortgage loans were $8 million in the first quarter of 1996, a decrease from $12 million in the comparable 1995 period. The percentage of net charge-offs to average residential mortgage loan outstandings for the first quarter of 1996 declined to 0.09% from 0.17% for the comparable period in the prior year.

The Corporation's residential mortgage servicing portfolio amounted to $133.1 billion at March 31, 1996, compared with $119.7 billion at March 31, 1995. A discussion of the Corporation's mortgage servicing and loan origination activities is included on page 34 of the Corporation's 1995 Annual Report. The following table presents the residential mortgage servicing portfolio activity for the first quarters of 1996 and 1995.


                                                           First Quarter
                                                     -------------------------
(in billions)                                          1996              1995
- -------------                                          ----              ----

Balance at Beginning of Year                      $   132.1          $   118.3
  Originations                                          7.5                2.6
  Acquisitions                                          1.1                3.8
  Repayments and Sales                                 (7.6)              (5.0)
                                                  ---------          ---------
Balance at March 31,                              $   133.1          $   119.7
                                                  =========          =========

Mortgage servicing rights (included in other assets) amounted to $1,203 million at March 31, 1996, compared with $1,037 million at March 31, 1995. The increase from the prior year's comparable period reflects the corresponding increase in the Corporation's residential mortgage servicing portfolio and the aforementioned adoption of SFAS 122. For a discussion of derivatives used in connection with mortgage servicing, see page 15 of this Form 10-Q.

Credit Card Loans: The Corporation evaluates its credit card exposure based on its "managed receivables" which include credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During the 1996 first quarter, the Corporation securitized $2.9 billion of credit card receivables, compared with $1.0 billion in the 1995 first quarter. At March 31, 1996, the Corporation had $23.1 billion of managed receivables ($13.7 billion of receivables on the balance sheet), compared with $23.7 billion ($17.1 billion on the balance sheet) at year-end 1995 and $19.6 billion at March 31, 1995 ($16.1 billion on the balance sheet). The increase in managed receivables from March 31, 1995 reflects the continued strong growth in credit card outstandings, principally due to the co-branded Shell MasterCard and other solicitation programs.

Part I
Item 2 (continued)

The following table presents the Corporation's average managed credit card receivables, the amount of these receivables past due 90 days and over and accruing, net charge-offs and related ratios for the managed credit card portfolio for the periods presented.

As of or for the three months ended March 31,
(in millions)                                                                           1996                      1995
                                                                                    -----------               ----------

Average Managed Credit Card Receivables                                             $    23,183               $  19,276
Past Due 90 Days & Over and Accruing                                                $       495               $     439
   As a Percentage of Average Credit Card Receivables                                      2.15%                   2.28%
Net Charge-offs                                                                     $       270(a)            $     189(a)
   As a Percentage of Average Credit Card Receivables                                      4.66%                   3.92%


(a) Includes $105 million and $31 million, respectively, of net charge-offs related to securitized credit card receivables. Excludes $102 million charge related to conforming the credit card charge-off policies of Chase and Chemical.

Net charge-offs on managed credit card receivables were $270 million in the first quarter of 1996, compared with $189 million in the 1995 first quarter reflecting growth in average managed credit card outstandings and continuing higher levels of personal bankruptcies. While net charge-offs as a percentage of average managed credit card receivables were 4.66% in the 1996 first quarter, the Corporation has indicated that the ratio for the full year 1996 will approximate 4.5%. Management anticipates continued growth in credit card outstandings and continued higher levels of charge-offs, especially related to higher personal bankruptcies in 1996. If bankruptcies and delinquencies accelerate at greater than expected levels or if the anticipated growth in outstandings is slower than anticipated, or both, the ratio of net charge-offs as a percentage of average managed credit card outstandings in 1996 could be higher than the anticipated 4.5%.

Credit Card Securitizations: For a discussion of the Corporation's credit card securitizations, see page 35 of the Corporation's 1995 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items.

Favorable (Unfavorable) Impact                                 First Quarter
(in millions)                                             1996             1995
- -------------                                           --------        -------

Net Interest Income                                   $  (187)         $   (57)
Provision for Losses                                      105               31
Credit Card Revenue                                        75               26
Other Revenue                                               3                7
                                                      -------          -------
Pre-tax Income Impact of Securitizations              $    (4)         $     7
                                                      =======          =======

Auto and Other Consumer Loans: These consumer loans consist of installment loans (direct and indirect types of consumer finance), automobile financings and student loans.

Automobile financing loans were $6.2 billion at March 31, 1996, compared with $6.3 billion at December 31, 1995 and $8.4 billion at March 31, 1995. The decrease in automobile financing loans was due mainly to the securitization of approximately $3.0 billion of these loans during the last nine months of 1995, partially offset by increased demand during the year. Net charge-offs of auto loans were $8 million in the 1996 first quarter, compared with $4 million in the same period in 1995.

Other consumer loans were $13.2 billion at March 31, 1996, an increase of 10% when compared with $12.0 billion at December 31, 1995, and an increase of $2.9 billion from March 31, 1995. Net charge-offs of other consumer loans were $29 million in the first quarter of 1996, an increase of $2 million from the 1995 comparable period.

Part I
Item 2 (continued)

Domestic Commercial Portfolio
- -----------------------------
Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $31.8 billion at March 31, 1996, a decrease from $32.3 billion at December 31, 1995 and $31.9 billion at March 31, 1995. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry. At March 31, 1996, there was no concentration of loans to any industry which exceeded 2% of total loans.

The Corporation is a leading participant in loan originations and sales. This activity is comprised of the sale of loans and lending commitments to investors, generally without recourse. These sales include syndication, assignment and participation, and include both short- and medium-term transactions. This loan distribution capability allows the Corporation to compete aggressively and profitably in wholesale lending markets by enabling it to reduce larger individual credit exposures and thereby to price more flexibly than if all loans were held as permanent investments. The Corporation also benefits from increased liquidity. During the first three months of 1996, the Corporation acted as agent or co-agent for approximately $98 billion in syndicated credit facilities.

Nonperforming domestic commercial and industrial loans were $474 million at March 31, 1996, compared with $495 million at March 31, 1995. In the first quarter of 1996, the Corporation had net charge-offs of domestic commercial and industrial loans of $48 million, compared with net charge-offs of $23 million in the first quarter of 1995.

Management believes that the credit quality of the Corporation's commercial and industrial loan portfolio will remain relatively stable in 1996, as compared with 1995 (although it expects to have higher net charge-offs in its commercial and industrial loan portfolio in 1996 - rather than net recoveries of $4 million as it did in 1995 - because of lower gross recoveries).

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $6.5 billion at March 31, 1996, a decrease from $6.7 billion at December 31, 1995 and from $7.8 billion at March 31, 1995. The decreases are principally attributable to repayments from borrowers.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                                   March 31,          December 31,           March 31,
(in millions)                                                           1996                  1995                1995
- -------------                                                     ----------           -----------         -----------
Commercial Mortgages                                              $   5,308             $    5,512         $     6,296
Construction                                                          1,206                  1,148               1,551
                                                                  ---------             ----------         -----------
Total Domestic Commercial Real Estate Loans                       $   6,514             $    6,660         $     7,847
                                                                  =========             ==========         ===========

Commercial mortgages provide financing for the acquisition or refinancing of commercial properties, and typically have terms ranging from two to five years. Construction loans are generally originated to finance the construction of real estate projects. When the real estate project has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.

The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 52% and 24%, respectively, of the domestic commercial real estate portfolio. No other state represented more than 5% of the domestic commercial real estate loan portfolio.

Nonperforming domestic commercial real estate loans were $442 million at March 31, 1996, an 18% increase from the December 31, 1995 level, but a decrease of $193 million, or 30%, from March 31, 1995. The improvement in nonperforming domestic commercial real estate asset levels since March 31, 1995 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities. The increase from the 1995 year-end resulted from the classification of certain retail-related loans as nonperforming.

Part I
Item 2 (continued)

Net recoveries of domestic commercial real estate loans in the first quarter of 1996 totaled $4 million, compared with $1 million in the same period a year ago.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $6.3 billion, or 4% of total loans outstanding, at March 31, 1996, compared with $5.7 billion at December 31, 1995 and $4.8 billion at March 31, 1995. Loans to domestic financial institutions are predominantly secured loans to broker-dealers, domestic commercial banks and domestic branches of foreign banks.

FOREIGN PORTFOLIO
Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to governments and official institutions, and consumer loans. At March 31, 1996, the Corporation's total foreign loans were $35.7 billion, compared with $36.1 billion at December 31, 1995, and $36.3 billion at March 31, 1995.

Included in foreign loans were foreign commercial and industrial loans of $22.0 billion at March 31, 1996, an increase of $1.2 billion from the 1995 year-end and an increase of $2.5 billion from March 31, 1995. Total foreign commercial real estate loans at March 31, 1996 were $0.8 billion, unchanged from each of December 31, 1995 and March 31, 1995.

Foreign nonperforming loans at March 31, 1996 were $336 million, a decrease from $343 million at December 31, 1995 and from $487 million at March 31, 1995. Net recoveries of foreign loans were $9 million in the first quarter of 1996, compared with net recoveries of $11 million in the 1995 first quarter.

ASSETS HELD FOR ACCELERATED DISPOSITION
For a discussion of the Corporation's Assets Held for Accelerated Disposition portfolio, reference is made to page 38 of the Corporation's 1995 Annual Report.

The following table presents the reconciliation of Assets Held for Accelerated Disposition for the periods indicated.

                                                   Carrying Value
                                                    First Quarter
(in millions)                                     1996          1995
- -------------                                   ------       -------

Balance at January 1,                          $   412       $   526
  Additions                                         --            --
  Sales                                           (200)         (124)
                                               -------       -------
Balance at March 31, (a)                       $   212       $   402
                                               =======       =======

(a) Includes $212 million and $18 million of loans that were performing at March 31, 1996 and 1995, respectively.

Part I
Item 2 (continued)

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

Derivative   and  foreign   exchange   instruments   represent   contracts  with
counterparties where payments are made to or received from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. These instruments can provide a cost-effective alternative to assuming and mitigating risks associated with traditional on-balance sheet instruments.

Derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. The effective management of credit and market risk is vital to the success of the Corporation's trading and asset/liability management activities. Because of the changing market environment, the monitoring and managing of these risks is a continual process. For a further discussion of credit risk, reference is made to pages 38 and 39 of the Corporation's 1995 Annual Report.

A discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities is provided in Notes 4, 10 and 12 of this Form 10-Q and pages 40-44 of the Corporation's 1995 Annual Report.

Many of the Corporation's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 1996 and December 31, 1995. Percentages are based upon remaining contract life of mark-to-market exposure amounts. For the notional amounts and credit exposure outstandings of the Corporation's interest rate contracts and foreign exchange contracts, see Note 10 of this Form 10-Q.

                                           At March 31, 1996                             At December 31, 1995
                               ---------------------------------------          --------------------------------------
                                 Interest        Foreign                          Interest       Foreign
                                     Rate       Exchange                              Rate      Exchange
                                Contracts      Contracts         Total           Contracts     Contracts         Total
                                ---------      ---------         -----           ---------     ---------         -----
Less than 3 months                    16%            60%           35%                 11%           55%           29%
3 to 6 months                          7             27            13                   8            27            15
6 to 12 months                         9             11            11                   8            13            10
1 to 5 years                          54              2            33                  45             5            29
Over 5 years                          14             --             8                  28            --            17
                                    ----           ----          ----               -----          ----          ----
Total                                100%           100%          100%                100%          100%          100%
                                    ====           ====          ====               =====          ====          ====

The  Corporation   routinely   enters  into  derivative  and  foreign   exchange
transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At March 31, 1996, approximately 86% of the mark-to-market exposure of such transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions accounted for only approximately 14% of the Corporation's derivative and foreign exchange mark-to-market exposure.

The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at March 31, 1996.

Part I
Item 2 (continued)

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at March 31, 1996 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

During the 1996 first quarter, the Corporation incurred a charge of $102 million against its allowance for credit losses as a result of conforming charge-off policies with respect to credit card receivables.

The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the first quarters of 1996 and 1995. Additionally, at March 31, 1996 and 1995, nonperforming derivatives contracts were immaterial.

The accompanying table reflects the activity in the Corporation's allowance for credit losses for the first quarters of 1996 and 1995.


                                                              First Quarter
                                                        ------------------------
(in millions)                                               1996           1995
- -------------                                             ------         -------
    Total Allowance at Beginning of Period             $   3,784       $  3,894
    Provision for Losses                                     245            185
    Charge-Offs                                             (312)          (283)
    Recoveries                                                67             76
                                                       ---------       --------
      Subtotal Net Charge-Offs                              (245)          (207)
    Charge Related to Conforming Credit
      Card Charge-off Policies                              (102)            --
                                                       ---------       --------
    Total Net Charge-offs                                   (347)          (207)
    Other                                                      1              2
                                                       ---------       --------
    Total Allowance at End of Period                   $   3,683       $  3,874
                                                       =========       ========

The following table presents the Corporation's allowance coverage ratios at March 31, 1996, December 31, 1995 and March 31, 1995.

Allowance Coverage Ratios
- -------------------------

                                                       March 31,          December 31,            March 31,
For the Period Ended:                                       1996                  1995                 1995
                                                       ---------          ------------            ---------
Allowance for Credit Losses to:
    Loans at Period-End                                    2.47%                  2.52%                2.67%
    Average Loans                                          2.46                   2.58                 2.74
    Nonperforming Loans                                   239.62                253.45               203.68

Part I
Item 2 (continued)

- --------------------------------------------------------------------------------
MARKET  RISK MANAGEMENT
- --------------------------------------------------------------------------------

TRADING ACTIVITIES

Measuring Market Risk: Market risk is measured and monitored on a daily basis through a value-at-risk ("VAR") methodology. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence based on historical prices and market rates. The quantification of market risk through a VAR methodology requires a number of key assumptions including confidence level for losses, number of days of price history, the holding period, the measurement of inter-business correlation, and the treatment of risks outside the VAR methodology, including event risk and liquidity risk. The approach utilized for these other methodological issues varies among institutions.

                                [Graph Number 1]

The preceding chart contains a histogram of the Corporation's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the twelve months ended March 31, 1996 which capture the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $22 million band centered on the daily average amount of $8 million for the quarter. For the twelve months ended March 31, 1996, the Corporation posted positive daily market risk-related revenue for 238 out of 259 business trading days for international and domestic units. For 237 of the 259 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million to positive $15 million range,
which  is  representative  of  the  Corporation's   emphasis  on market-making
and sales activities. For a further discussion of measuring market risk, see pages 40-41 of the Corporation's 1995 Annual Report.

ASSET/LIABILITY MANAGEMENT
The objective of the ALM process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The Corporation's net interest income is affected by changes in the level of market interest rates based upon differences in timing between the contractual maturity or the repricing (the "repricing") of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be managed by altering the repricing of the Corporation's assets or liabilities, and with the use of derivative instruments. For a further discussion of the Corporation's ALM process, and the derivative instruments used in its ALM activities, see pages 41-44 and Note Eighteen of the Corporation's 1995 Annual Report.

Measuring Interest Rate Sensitivity: One tool used by management to measure the interest rate sensitivity of the Corporation is aggregate net gap analysis, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management's judgment concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

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

Part I
Item 2 (continued)

==============================================================================================================================
(in millions)                                     1-3           4-6           7-12           1-5           Over
At March 31, 1996                              Months        Months         Months         Years        5 Years       Total
- -----------------                          ----------     ---------     ----------     ---------     ----------     -------

Balance Sheet                              $  (23,557)    $     405     $    1,526     $  32,938     $  (11,312)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                 2,083           144          1,410       (10,933)         7,296         ---
Interest-Rate-Sensitivity Gap                 (21,474)          549          2,936        22,005         (4,016)        ---
Cumulative Interest-Rate
  Sensitivity Gap                             (21,474)      (20,925)       (17,989)        4,016            ---         ---
% of Total Assets                                  (7)%          (7)%           (6)%           1%           ---         ---

(in millions)                                     1-3           4-6           7-12           1-5           Over
At December 31, 1995                           Months        Months         Months         Years        5 Years       Total
- --------------------                       ----------     ---------     ----------     ---------     ----------     -------

Balance Sheet                              $  (18,402)    $   2,454     $     (800)    $  32,239     $  (15,491)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                  (787)         (799)        (3,137)       (1,945)         6,668         ---
Interest-Rate-Sensitivity Gap                 (19,189)        1,655         (3,937)       30,294         (8,823)        ---
Cumulative Interest-Rate
  Sensitivity Gap                          $  (19,189)    $ (17,534)    $  (21,471)    $   8,823     $      ---         ---
% of Total Assets                                  (6)%          (6)%           (7)%          3%            ---         ---
- ------------------------------------------------------------------------------------------------------------------------------

(a)   Represents  net repricing  effect of derivative  positions,  which include interest  rate swaps,  futures,  forwards,  forward  rate  agreements  and options that are used as part of the Corporation's overall asset/liability management activities.
==============================================================================================================================

At March 31, 1996, the Corporation had $17,989 million more liabilities than assets repricing within one year (including net repricing effect of derivative positions), amounting to 6% of total assets. This compares with $21,471 million, or 7%, of total assets at December 31, 1995.

At March 31, 1996, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, earnings at risk to an immediate 100 basis point rise in market interest rates over the next twelve months was estimated to be slightly over 2% of projected 1996 after-tax net income excluding the restructuring charge. At December 31, 1995, the Corporation's earnings at risk to a similar increase in market rates was estimated at approximately 3%
of  projected   after-tax  net  income   excluding  the restructuring  charge.
An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

Interest Rate Swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's ALM activities. Although the Corporation believes the results of its ALM activities should be evaluated on an integrated basis, taking into consideration all on-balance sheet and related derivative instruments and not a specific financial instrument, the interest rate swap maturity table, which follows, provides an indication of the Corporation's interest rate swap activity.

The following table summarizes the outstanding ALM interest rate swap notional amounts at March 31, 1996, by twelve-month intervals (i.e., April 1, 1996 to March 31, 1997). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average interest rates to be received and paid on such swaps are presented for each twelve-month interval. Variable rates presented are generally based on the short-term interest rates for relevant currencies, such as the London Interbank Offered Rate (LIBOR). Basis swaps are interest rate swaps based on two floating rate indices (e.g., LIBOR and prime). The table was prepared under the assumption that variable interest rates remain constant at March 31, 1996 levels and, accordingly, the actual interest rates to be received or paid will be different to the extent that such variable rates fluctuate from March 31, 1996 levels. However, the Corporation expects the impact of any interest rate changes to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.

Part I
Item 2 (continued)

==============================================================================================================================
For the twelve-month period beginning April 1,
(in millions)                            1996        1997          1998        1999        2000       Thereafter
- -------------                       ---------    --------    ----------   ---------    --------     ------------

Receive fixed swaps
Notional amount                    $   32,559  $   23,789    $   16,623  $   14,615   $   12,893   $   10,821
Weighted-average:
  Receive rate                           6.88%       6.72%         6.72%       6.71%        6.56%        6.38%
  Pay rate                               5.63        5.50          5.56        5.63         5.60         5.71
Pay fixed swaps
Notional amount                    $   38,039  $   26,860    $   20,927  $   13,458   $    9,008   $    6,030
Weighted-average:
  Receive rate                           5.33%       5.42%         5.42%       5.45%        5.71%        5.49%
  Pay rate                               6.57        6.39          6.31        6.51         6.89         6.97

Basis Swaps
Notional amount                    $   10,782  $    8,989    $    8,168  $    7,749   $      851   $      611
Weighted-average:
  Receive rate                           8.84%       5.47%         5.46%       5.44%        5.53%        5.55%
  Pay rate                               8.81        5.36          5.49        5.49         5.46         5.49

                                   -----------  ---------    ----------   ---------   ----------   ----------
Total Notional
  Amount (a)                       $   81,380  $   59,638    $   45,718  $   35,822   $   22,752   $   17,462
                                   ==========  ==========    ==========  ==========   ==========   ==========

(a) At March 31, 1996 approximately $14 billion of notional amounts are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $6 billion is expected to mature in 1996, $5 billion in 1997 with the remaining $3 billion in 1998 and thereafter. For a discussion of the accounting policies relating to derivatives used for ALM activities, see Note One of the Corporation's 1995 Annual Report.
==============================================================================================================================

The following table summarizes the Corporation's assets and liabilities at March 31, 1996 with the notional amount of related derivatives used for ALM purposes.

Derivative Contracts and Related Balance Sheet Positions                                Notional Amount (a)
                                                                                 --------------------------------
                                                             Balance              Interest             Other ALM
(in millions)                                             Sheet Amount           Rate Swaps          Contracts(b)
- -------------                                          ---------------         ------------          ------------
Deposits with Banks                                    $      6,257            $       68           $        220
Securities - Available for Sale                              38,646                 4,872                  1,170
Loans                                                       149,331                35,603                 60,780
Other Assets                                                 20,109                 3,873                  5,590
Deposits                                                    168,934                17,392                 21,905
Long-Term Debt                                               12,977                 5,654                    581

(a) At March 31, 1996, notional amounts of approximately $14 billion for interest rate swaps and $1 billion for other ALM contracts, both of which are used in place of cash market instruments, have been excluded from the above table.
(b) Includes futures, forward rate agreements and options.

Part I
Item 2 (continued)

The favorable impact on net interest income from the Corporation's ALM derivative activities, whereby derivative instruments are used to alter the yield on certain of the Corporation's assets and liabilities, was $11 million for the first quarter of 1996, compared with $54 million for the first quarter of 1995.

Approximately $5.6 billion notional amount of derivatives related to mortgage servicing assets and approximately $7.7 billion notional amount of derivatives related to mortgage and consumer loans held for sale were outstanding at March 31, 1996. The weighted average maturity of contracts linked to mortgage servicing assets is approximately four years. Contracts related to loans held for sale generally mature within one year.

The  following  table  reflects  the  deferred   gains/losses  and  unrecognized
gains/losses of the Corporation's ALM derivative contracts for March 31, 1996 and December 31, 1995.

                                                         March 31,          December 31,
(in millions)                                               1996                    1995            Change
- -------------                                            ---------          ------------            ------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                            $  (174)               $  (98)              $  (76)
  Net Unrecognized Gains (Losses)(a)                        (191)                  184                 (375)
                                                         -------                ------               ------
      Net ALM Derivative Gains (Losses)                  $  (365)               $   86               $ (451)
                                                         =======                ======               ======

(a) The March 31, 1996 amount includes $37 million in net unrecognized losses from derivatives related to mortgage servicing rights, and $6 million in net unrecognized gains from daily margin settlements on open futures contracts. At December 31, 1995, there was $69 million in net unrecognized gains from derivatives related to mortgage servicing rights and $99 million in net unrecognized losses from daily margin settlements on open future contracts.

The net deferred losses at March 31, 1996 are expected to be amortized as yield adjustments in interest income or interest expense, as applicable, over the periods reflected in the following table.

Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts

(in millions)
- -------------
1996                                                             $            9
1997                                                                        (35)
1998                                                                        (73)
1999                                                                        (58)
2000                                                                        (60)
2001 and After                                                               43
                                                                 --------------
    Total                                                        $         (174)
                                                                 ==============

The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income over the periods indicated in the following table.

Amortization of Premiums on Open ALM Option Contracts

(in millions)
- -------------
1996                                                             $           23
1997                                                                         22
1998                                                                         21
1999                                                                         18
2000                                                                         16
2001 and After                                                               46
                                                                 --------------
    Total                                                        $          146
                                                                 ==============

Part I
Item 2 (continued)

- --------------------------------------------------------------------------------
OPERATING RISK  MANAGEMENT
- --------------------------------------------------------------------------------

The Corporation, like all large financial institutions, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. The Corporation maintains a system of controls that is designed to keep operating risk at appropriate levels in view of the financial strength of the Corporation, the characteristics of the businesses and markets in which the Corporation operates, competitive circumstances and regulatory considerations. However, from time to time in the past, the Corporation has suffered losses from operating risk and there can be no assurance that the Corporation will not suffer such losses in the future.

- --------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RISK MANAGEMENT
- --------------------------------------------------------------------------------

The following capital and liquidity discussion focuses primarily on developments since December 31, 1995. Accordingly, it should be read in conjunction with the Capital and Liquidity Risk Management section on pages 45-47 of the Corporation's 1995 Annual Report.

CAPITAL
The Corporation's level of capital at March 31, 1996 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios were 7.92% and 11.99%, respectively. These ratios, as well as the leverage ratio, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiaries as well as the Corporation's investment in such subsidiaries. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios.

Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) decreased by $726 million during the first quarter of 1996 to $27.6 billion at March 31, 1996 primarily due to the impact of the restructuring charge. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses.

During the first quarter of 1996, the Corporation repurchased approximately 11.0 million shares of its outstanding common stock in the open market. These repurchases were largely undertaken to meet the needs of the Corporation's employee stock option and incentive plans. During the 1996 first quarter, approximately 10.4 million shares were issued (all of which were from treasury) under various employee stock option and incentive plans. The buy-back program under which these repurchases were made has been revised to terminate at September 30, 1996. For a further discussion see Note 3 of this Form 10-Q.

The Corporation raised the cash dividend on its common stock to $.56 per share, an increase from $.50 per share, commencing with the dividend payable on April 30, 1996. Management's current expectation is that the dividend policy of the Corporation will generally be to pay a common stock dividend equal to approximately 25- 35% of the Corporation's net income (excluding restructuring charges) less preferred dividends. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

Total stockholders' equity at March 31, 1996 was $19.8 billion, compared with $20.8 billion at December 31, 1995. The $1.0 billion decrease from the 1995 year-end primarily reflects the after-tax impact of the restructuring charge on net income ($1,026 million), a $373 million unfavorable impact on the fair value of available-for-sale securities accounted for under SFAS 115 and the effects of common and preferred stock dividends totaling $382 million. These declines were partially offset by $937 million of net income generated during the quarter before the restructuring charge. The market valuation of the available-for-sale securities does not include the impact of related funding sources.

Part I
Item 2 (continued)

The tables which follow set forth various capital ratios and components of capital at the dates indicated.

Capital Ratios
=========================================================================================================================
                                                                                                           Minimum
                                                         March 31,            December 31,              Regulatory
                                                              1996                    1995             Requirement
                                                         ---------            ------------             -----------
Tier 1 Capital Ratio (a)(c)                                   7.92%                   8.22%                   4.00%
Total Capital Ratio (a)(c)                                   11.99                   12.27                    8.00
Tier 1 Leverage Ratio (b)(c)                                  6.38                    6.68              3.00 -5.00
Common Stockholders' Equity to Total Assets                   5.67                    5.98                      --
Total Stockholders' Equity to Total Assets                    6.54                    6.85                      --
- -------------------------------------------------------------------------------------------------------------------------

(a) Tier 1 Capital or Total Capital divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.
(b) Tier 1 Capital divided by adjusted average assets.
(c) Including the Corporation's securities subsidiaries, the March 31, 1996 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.10%, 12.42% and 6.06%, respectively, compared with 8.37%, 12.67% and 6.27%, respectively, at December 31, 1995.
=========================================================================================================================

Components of Capital
=========================================================================================================================
                                                                              March 31,             December 31,
(in millions)                                                                      1996                     1995
- -------------                                                            --------------              -----------
Tier 1 Capital
   Common Stockholders' Equity                                           $       17,727              $    18,424
   Nonredeemable Preferred Stock                                                  2,650                    2,650
   Minority Interest                                                                177                      162
   Less: Goodwill                                                                 1,426                    1,446
         Non-Qualifying Intangible Assets                                           110                      116
         50% Investment in Securities and Unconsolidated Subsidiaries               771                      698
                                                                         --------------              -----------
   Tier 1 Capital                                                        $       18,247              $    18,976
                                                                         --------------              -----------

  Tier 2 Capital
   Long-Term Debt Qualifying as Tier 2                                   $        7,224              $     7,139
   Qualifying Allowance for Credit Losses                                         2,898                    2,907
   Less: 50% Investment in Securities and Unconsolidated Subsidiaries               771                      698
                                                                         --------------              -----------
   Tier 2 Capital                                                        $        9,351              $     9,348
                                                                         --------------              -----------
   Total Qualifying Capital                                              $       27,598              $    28,324
                                                                         ==============              ===========
   Risk-Weighted Assets (a)                                              $      230,248              $   230,887
                                                                         ==============              ===========
- -------------------------------------------------------------------------------------------------------------------------

(a) Includes off-balance sheet risk-weighted assets in the amount of $67,628 million and $68,153 million, respectively, at March 31, 1996 and December 31, 1995.
=========================================================================================================================

As part of the Corporation's commitment to a disciplined capital policy, management has targeted a Tier 1 capital ratio for the Corporation of 8 to 8.25%. In addition, as stated above, the Corporation has revised its previously announced buy-back program to terminate at September 30, 1996 and to provide that purchases of shares of common stock of the Corporation under the plan to such date would be in accordance with the pooling-of-interests accounting rules.

Part I
Item 2 (continued)

LIQUIDITY
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first three months of 1996 were $79 billion, and represented 53% of average loans for the period. Foreign deposits generated in the Corporation's global wholesale and retail businesses are also considered to be an additional source of liquidity for the Corporation.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. The Corporation's long-term debt at March 31, 1996 was $12,977 million, an increase of $152 million from the 1995 year-end. The increase resulted from additions to the Corporation's long-term debt of $725 million (including $250 million of senior medium-term notes, $75 million of subordinated medium-term notes, $200 million of other senior notes and $200 million of other subordinated notes). These increases were partially offset by maturities of $566 million of the Corporation's long-term debt (including $201 million of senior medium-term notes, $115 million of other senior notes and $250 million of other subordinated notes) and the redemption of $5 million of medium-term notes. The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt in light of current market conditions.

- --------------------------------------------------------------------------------
SUPERVISION AND REGULATION
- --------------------------------------------------------------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1995. Accordingly, it should be read in conjunction with Supervision and Regulation of The Chase Manhattan Corporation, filed as Exhibit 99.3 of the Corporation's Form 8-K dated April 16, 1996.

DIVIDENDS
At March 31, 1996, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1996, without the approval of their relevant banking regulators, pay dividends in the aggregate of approximately $2.1 billion to their respective bank holding companies, plus an additional amount equal to their net income from April 1, 1996 through the date in 1996 of any such dividend payment.

In addition to the dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contained provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Each of the Corporation's banking institutions were "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on their business operations.

- --------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
- --------------------------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION
For a discussion of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), see page 47 of the Corporation's 1995 Annual Report. The Corporation intends to continue accounting for its employee stock compensation plans under its current method (APB 25), and will adopt the disclosure requirements of SFAS 123 at year-end 1996.

                                          The Chase Manhattan Corporation and Subsidiaries
                                       Average Consolidated Balance Sheet, Interest and Rates
                                        (Taxable-Equivalent Interest and Rates; in millions)

                                                     Three Months Ended                                Three Months Ended
                                                       March 31, 1996                                     March 31, 1995
                                            -----------------------------------------     ------------------------------------------
                                             Average         Rate            Average         Rate
                                             Balance       Interest       (Annualized)     Balance        Interest      (Annualized)
ASSETS                                     ----------     ---------       ------------  ------------      --------       -----------
Deposits with Banks                        $    8,238     $    172          8.39%       $     13,023      $   225          7.01%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                             26,793          501          7.55%             29,270          468          6.49%
Trading Assets-Debt and Equity
  Instruments                                  27,290          429          6.33%             19,783          359          7.36%
Securities:
 Available-for-Sale                            38,191          645        6.79%(b)            24,040          442          7.46%(b)

 Held-to-Maturity                               4,515           80          7.16%             10,581          184          7.06%
Loans                                         149,634        3,241          8.71%            141,168        3,075          8.83%
                                           ----------     --------                      ------------      -------
 Total Interest-Earning Assets                254,661        5,068          8.01%            237,865        4,753          8.10%
Allowance for Credit Losses                    (3,776)                                        (3,890)
Cash and Due from Banks                        13,051                                         13,633
Risk Management Instruments                    25,570                                         29,790
Other Assets                                   23,419                                         21,900
                                           ----------                                   ------------
 Total Assets                              $  312,925                                   $    299,298
                                           ==========                                   ============
LIABILITIES
Domestic Retail Deposits                   $   55,290          489          3.55%       $     55,924          482          3.49%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                           11,029           73          2.66%             12,590          148          4.78%
Deposits in Foreign Offices                    68,554        1,082          6.35%             64,284          870          5.49%
                                           ----------     --------                      ------------      -------
  Total Time and Savings
     Deposits                                 134,873        1,644          4.90%            132,798        1,500          4.58%
                                           ----------                                   ------------      -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
   Repurchase Agreements                       44,953          621          5.57%             42,092          628          6.05%
  Commercial Paper                              5,578           75          5.40%              5,137           73          5.77%
  Other Borrowings (c)                         16,211          330          8.21%             12,499          277          8.99%
                                           ----------     --------                      ------------      -------
   Total Short-Term and
    Other Borrowings                           66,742        1,026          6.20%             59,728          978          6.64%
Long-Term Debt                                 12,976          227          7.05%             13,054          234          7.28%
                                           ----------     --------                      ------------      -------
  Total Interest-Bearing Liabilities          214,591        2,897          5.43%            205,580        2,712          5.35%
                                                          --------                      ------------      -------
Demand Deposits                                37,652                                         35,478
Risk Management Instruments                    27,554                                         28,907
Other Liabilities                              12,290                                         10,472
                                           ----------                                   ------------
Total Liabilities                             292,087                                        280,437
                                           ----------                                   ------------
STOCKHOLDERS' EQUITY
Preferred Stock                                 2,650                                          2,850
Common Stockholders' Equity                    18,188                                         16,011
                                           ----------                                   ------------
  Total Stockholders' Equity                   20,838                                         18,861
                                           ----------                                   ------------
    Total Liabilities and
    Stockholders' Equity                   $  312,925                                   $    299,298
                                           ==========                                   ============
INTEREST RATE SPREAD                                                        2.58%                                          2.75%
                                                                            =====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $2,171(a)         3.43%                         $2,041(a)        3.48%
                                                          ======            =====                         ======           ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended March 31, 1996 and March 31, 1995, the annualized rate for securities available-for-sale based on historical cost was 6.82% and 7.41%, respectively.
(c) Includes securities sold but not yet purchased.

                                          THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                   QUARTERLY FINANCIAL INFORMATION
                                                (in millions, except per share data)

                                                                  1996                             1995
                                                              --------      ------------------------------------------------
                                                                 First        Fourth         Third       Second        First
                                                                Quarter       Quarter       Quarter      Quarter      Quarter
                                                              ---------     ---------    ----------    ---------    ---------
Interest Income
Loans                                                        $   3,241      $  3,252     $   3,280     $  3,241     $  3,069
Securities                                                         720           718           639          616          618
Trading Assets                                                     429           402           360          343          359
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                501           491           448          482          468
Deposits with Banks                                                172           187           194          218          225
                                                             ---------      --------     ---------     --------     --------
   Total Interest Income                                         5,063         5,050         4,921        4,900        4,739
                                                             ---------      --------     ---------     --------     --------
Interest Expense
Deposits                                                         1,644         1,602         1,593        1,596        1,500
Short-Term and Other Borrowings                                  1,026         1,139         1,020        1,038          978
Long-Term Debt                                                     227           231           239          238          234
                                                             ---------      --------     ---------     --------     --------
   Total Interest Expense                                        2,897         2,972         2,852        2,872        2,712
                                                             ---------      --------     ---------     --------     --------
Net Interest Income                                              2,166         2,078         2,069        2,028        2,027
Provision for Losses                                               245           186           192          195          185
                                                             ---------      --------     ---------     --------     --------
Net Interest Income After Provision For Losses                   1,921         1,892         1,877        1,833        1,842
                                                             ---------      --------     ---------     --------     --------
Noninterest Revenue
Corporate Finance and Syndication Fees                             224           220           210          197          169
Trust and Investment Management Fees                               285           277           258          243          240
Credit Card Revenue                                                233           246           210          196          182
Service Charges on Deposit Accounts                                 99           101           105          107          104
Fees for Other Financial Services                                  378           363           370          353          367
Trading Revenue                                                    339           274           342          301           99
Securities Gains (Losses)                                           52            25            53           72          (18)
Other Revenue                                                      259           259           162          257          414
                                                             ---------      --------     ---------     --------     --------
   Total Noninterest Revenue                                     1,869         1,765         1,710        1,726        1,557
                                                             ---------      --------     ---------     --------     --------

Noninterest Expense
Salaries                                                         1,076         1,130         1,074        1,007          997
Employee Benefits                                                  305           206           213          246          234
Occupancy Expense                                                  221           224           227          218          228
Equipment Expense                                                  184           187           177          193          198
Foreclosed Property Expense                                         (9)          (15)           (7)         (28)         (25)
Restructuring Charge and Expenses                                1,656           ---           ---           15          ---
Other Expense                                                      660           632           648          708          703
                                                             ---------      --------     ---------     --------     --------
   Total Noninterest Expense                                     4,093         2,364         2,332        2,359        2,335
                                                             ---------      --------     ---------     --------     --------
Income (Loss) Before Income Tax Expense
  (Benefit) and Effect of Accounting Change                       (303)        1,293         1,255        1,200        1,064
Income Tax Expense (Benefit)                                      (214)          466           491          471          414
                                                             ---------      --------     ---------     --------     --------
Income (Loss) Before Effect of Accounting Change                   (89)          827           764          729          650
Effect of Change in Accounting Principle                           ---           ---           ---          ---          (11)
                                                             ---------      --------     ---------     --------     --------
Net Income (Loss)                                            $     (89)     $    827     $     764     $    729     $    639
                                                             =========      ========     =========     ========     ========
Net Income (Loss) Applicable To Common Stock                 $    (143)     $    773     $     708     $    673     $    578
                                                             =========      ========     =========     ========     ========

Earnings Per Share:
Primary:
   Income (Loss) Before Effect of Accounting Change          $   (0.32)     $   1.73     $    1.58     $   1.54     $   1.37
   Effect of Change in Accounting Principle                        ---           ---           ---          ---        (0.03)
                                                             ---------      --------     ---------     --------     --------
   Net Income (Loss)                                         $   (0.32)     $   1.73     $    1.58     $   1.54     $   1.34
                                                             =========      ========     =========     ========     ========
Assuming Full Dilution:
   Income (Loss) Before Effect of Accounting Change          $   (0.32)     $   1.73     $    1.55     $   1.52     $   1.36
   Effect of Change in Accounting Principle                        ---           ---           ---          ---        (0.03)
                                                             ---------      --------     ---------     --------     --------
   Net Income (Loss)                                         $   (0.32)     $   1.73     $    1.55     $   1.52     $   1.33
                                                             =========      ========     =========     ========     ========

                                       - 46 -

Part II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------
             Reference is made to page 6 of the Chemical 1995 Form 10-K relating to the investigation commenced by the Securities and Exchange Commission pertaining to the $70 million loss incurred by the Corporation in the fourth quarter of 1994 resulting from unauthorized foreign exchange transactions involving the Mexican peso. The Corporation is cooperating with this investigation. The Corporation cannot determine at this time the outcome of the investigation but believes it will not have a material adverse effect on the consolidated financial condition of the Corporation.

             Litigation Relating to the Merger
             ---------------------------------
             On August 28, 1995, three complaints were filed in the Court of Chancery for New Castle County, Delaware, in actions entitled Simon
             v. Chase Manhattan Corporation, et al., Civil Action No. 14505, Rampel & Rampel, P.A. Profit Sharing Plan v. Chase Manhattan Corp., et. al., Civil Action No. 14506 and Goldstein v. Chase Manhattan Corp., et al., Civil Action No. 14508. The complaints, each of which purports to initiate a class action on behalf of all Chase stockholders, name Chase, the Corporation and certain current and former directors of Chase as defendants. The complaints allege that
             (i) the Chase Merger entails breaches of fiduciary duties owed by the director defendants to Chase stockholders, (ii) the consideration provided in the Chase Merger by the Corporation is inadequate, (iii) the Merger is unfair to Chase stockholders and a product of Chase's directors' acting out of self-interest and (iv) the Corporation aided and abetted the Chase directors' alleged breach of fiduciary duties. The complaints seek, among other relief, damages in unspecified amounts. The Corporation believes the actions to be without merit and intends to contest them vigorously.

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

             (B) Reports on Form 8-K:

                    The Corporation filed six reports on Form 8-K during the quarter ended March 31, 1996, as follows:

                    Form 8-K Dated January 12, 1996: Announcing Chemical Banking Corporation and The Chase Manhattan Corporation have received all regulatory approvals necessary to consummate their merger.

                    Form 8-K Dated  January  18,  1996:  January  16, 1996 Press
                    Release announcing results of operations for the fourth quarter of 1995.

                    Form 8-K dated January 19, 1996: January 18, 1996 Press Release announcing Chemical Banking Corporation would redeem all outstanding rights issued under its shareholders' rights plan.

                    Form 8-K dated February 6, 1996: February 1, 1996 Press Release announcing the effective date of the merger of the holding companies of Chemical Banking Corporation and The Chase Manhattan Corporation.

                    Form 8-K dated March 25, 1996: March 19, 1996 Press Release announcing Chemical Banking Corporation raises dividend;
                    March 21, 1996 Press Release announcing Chemical Banking Corporation and The Chase Manhattan Corporation raise estimates of annual expense savings and one-time costs of their merger.

                    Form 8-K dated March 31, 1996 - April 1, 1996 Press Release announcing consummation of merger and change of common stock symbol; April 1, 1996 Press Release announcing changes in preferred stock trading symbols.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         THE CHASE MANHATTAN CORPORATION
                                  (Registrant)





Date  May 15, 1996                           By    \s\ JOSEPH L. SCLAFANI
      ------------                                 -------------------------
                                                       Joseph L. Sclafani

                                                          Controller
                                                 [Principal Accounting Officer]

                                          APPENDIX 1
                                          ----------

                        NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL
                        -----------------------------------------------

 Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition.


 GRAPHIC
 NUMBER           PAGE               DESCRIPTION
 --------        --------            -----------------------------------------------------------------------
 1                 38                 Bar Graph entitled "Histogram of Daily Market Risk-related Trading
                                      Revenue for the Twelve Months ended March 31, 1996" presenting the following information:

                                       Millions of Dollars     0 -5     5 - 10   10 -15   15 - 20  20 -25
                                       -------------------     ----     ------   ------   -------  ------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed posi-
                                       tive range               54       102       63       16        3


                                       Millions of Dollars     0 -(5)     (5)-(10)   (10)-(15)
                                       -------------------     ------     ---------  ---------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed nega-
                                       tive range                 18          2         1


                                       The Histogram includes all business trading days for international and domestic units.

                                   -49-

                               INDEX TO EXHIBITS
                             SEQUENTIALLY NUMBERED






EXHIBIT NO.           EXHIBITS                            PAGE AT WHICH LOCATED
- -----------           ------------------------------      ---------------------
  11                  Computation of net income                    51
                      per share

  12  (a)             Computation of ratio of                      52
                      earnings to fixed charges

  12  (b)             Computation of ratio of                      53
                      earnings to fixed charges
                      and preferred stock dividend
                      requirements

  27                  Financial Data Schedule                      54

                                             EXHIBIT 11
                         THE CHASE MANHATTAN CORPORATION and Subsidiaries
                             Computation of net income per share


Net income for primary and fully diluted earnings per share are computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the weighted average number of common and common equivalent shares outstanding during the period. For a further discussion of the Corporation's earnings per share computation, reference is made to Note One of the Corporation's 1995 Annual Report.

(in millions, except per share amounts):                                                       Three Months Ended
                                                                                                    March 31,
                                                                                           ------------------------

EARNINGS PER SHARE                                                                               1996           1995
                                                                                            ---------      ---------
Primary
Earnings:
Income (Loss) Before Effect of Accounting Change                                           $     (89)      $    650
Effect of Change in Accounting Principle                                                          --            (11)(a)
                                                                                           ---------       --------
Net Income (Loss)                                                                          $     (89)           639
Less:  Preferred Stock Dividend Requirements                                                      54             61
                                                                                           ---------       --------
Net Income (Loss) Applicable to Common Stock                                               $    (143)      $    578
                                                                                           =========       ========
Shares:
Average Common and Common Equivalent Shares Outstanding                                        446.1          430.5
                                                                                           ---------       --------
Primary Earnings Per Share:
Income (Loss) Before Effect of Accounting Change                                           $   (0.32)      $   1.37
Effect of Change in Accounting Principle                                                          --          (0.03)(a)
                                                                                           ---------       --------
Net Income (Loss)                                                                          $   (0.32)      $   1.34
                                                                                           =========       ========

Assuming Full Dilution
Earnings:
Net Income (Loss) Applicable to Common Stock                                               $    (143)      $    578
Add:  Applicable Dividend on Convertible Preferred Stock                                          --              5
                                                                                           ---------       --------
Adjusted Net Income (Loss)                                                                 $    (143)      $    583
                                                                                           =========       ========
Shares:
Average Common and Common Equivalent Shares Outstanding                                        446.1          430.5
Additional Shares Issuable Upon Exercise of Stock Options for maximum
dilutive effect and Conversion of Preferred Stock (b)                                            3.0            9.0
                                                                                           ---------       --------
Adjusted Shares of Common and Equivalent Shares Outstanding                                    449.1          439.5
                                                                                           ---------       --------
Earnings Per Share Assuming Full Dilution:
Income (Loss) Before Effect of Accounting Change                                           $   (0.32)      $   1.36
Effect of Change in Accounting Principle                                                          --          (0.03)(a)
                                                                                           ---------       --------
Net Income (Loss)                                                                          $   (0.32)      $   1.33
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

                                       - 51 -


                                                       EXHIBIT 12(a)

                                     THE CHASE MANHATTAN CORPORATION and Subsidiaries

                                     Computation of ratio of earnings to fixed charges
                                               (in millions, except ratios)


                                                                                            Three Months Ended
                                                                                               March 31, 1996
                                                                                             -----------------
EXCLUDING INTEREST ON DEPOSITS
- ------------------------------
Loss before Income Tax Benefit                                                                     $   (303)
                                                                                                   ---------

Fixed charges:
  Interest expense                                                                                    1,253
  One third of rents, net of income from subleases (a)                                                   31
                                                                                                   --------
Total fixed charges                                                                                   1,284

Less:  Equity in undistributed income of affiliates                                                     (11)
                                                                                                   --------

Earnings before taxes and fixed charges, excluding capitalized interest                            $    970
                                                                                                   ========

Fixed charges, as above                                                                            $  1,284
                                                                                                   ========

Ratio of earnings to fixed charges                                                                     0.76(b)
                                                                                                   ========

INCLUDING INTEREST ON DEPOSITS
- ------------------------------
Fixed charges, as above                                                                            $  1,284

Add:  Interest on deposits                                                                            1,644
                                                                                                   --------
Total fixed charges and interest on deposits                                                       $  2,928
                                                                                                   ========

Earnings before taxes and fixed charges, excluding capitalized interest,
   as above                                                                                        $    970

Add:  Interest on deposits                                                                            1,644
                                                                                                   --------
Total earnings before taxes, fixed charges, and interest on deposits                               $  2,614
                                                                                                   ========


Ratio of earnings to fixed charges                                                                     0.89(b)
                                                                                                   ========

(a)   The proportion deemed representative of the interest factor.
(b) Earnings did not cover fixed charges by $314 million as a result of a $1,650 million restructuring charge and $6 million of merger related expenses incurred in the 1996 first quarter.


                                                       EXHIBIT 12(b)

                                     THE CHASE MANHATTAN CORPORATION and Subsidiaries

                                     Computation of ratio of earnings to fixed charges
                                         and preferred stock dividend requirements
                                               (in millions, except ratios)

                                                                                         Three Months Ended
                                                                                            March 31, 1996
EXCLUDING INTEREST ON DEPOSITS                                                            ------------------
- ------------------------------
Loss before Income Tax Benefit                                                                     $   (303)
                                                                                                   --------

Fixed charges:
   Interest expense                                                                                   1,253
   One third of rents, net of income from subleases (a)                                                  31
                                                                                                   --------
Total fixed charges                                                                                   1,284

Less:  Equity in undistributed income of affiliates                                                     (11)
                                                                                                   --------

Earnings before taxes and fixed charges, excluding capitalized interest                            $    970
                                                                                                   ========

Fixed charges, as above                                                                            $  1,284

Preferred stock dividends                                                                                54
                                                                                                   --------
Fixed charges including preferred stock dividends                                                  $  1,338
                                                                                                   ========

Ratio of earnings to fixed charges and
   preferred stock dividend requirements                                                               0.72(b)
                                                                                                   ========
INCLUDING INTEREST ON DEPOSITS
- ------------------------------
Fixed charges including preferred stock dividends                                                  $  1,338

Add:  Interest on deposits                                                                            1,644
                                                                                                   --------
Total fixed charges including preferred stock
   dividends and interest on deposits                                                              $  2,982
                                                                                                   ========

Earnings before taxes and fixed charges, excluding capitalized interest,
   as above                                                                                        $    970

Add:  Interest on deposits                                                                            1,644
                                                                                                   --------
Total earnings before taxes, fixed charges, and interest on deposits                               $  2,614
                                                                                                   ========

Ratio of earnings to fixed charges
   and preferred stock dividend requirements                                                            0.88(b)
                                                                                                   ========

(a)   The proportion deemed representative of the interest factor.
(b) Earnings did not cover fixed charges and preferred stock dividend requirements by $368 million as a result of a $1,650 million restructuring charge and $6 million of merger related expenses incurred in the 1996 first quarter.