Form 10-Q
period 1996-06-30
CHASE MANHATTAN CORP /DE/
filed 1996-08-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                     FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996            Commission file number 1-5805
                      -------------                                   ------



                         THE CHASE MANHATTAN CORPORATION
             (Exact name of registrant as specified in its charter)




         Delaware                                  13-2624428
         --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)



270 Park Avenue, New York, New York                     10017
(Address of principal executive offices)              (Zip Code)



    Registrant's telephone number, including area code  (212) 270-6000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes.X..    No....


Common Stock, $1 Par Value                                        436,251,530
- -----------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on July 31, 1996.




                                FORM 10-Q INDEX



Part I                                                                             Page
Item 1           Financial Statements - The Chase Manhattan Corporation
                 and Subsidiaries:


                    Consolidated Balance Sheet at June 30, 1996 and
                    December 31, 1995.                                              3

                    Consolidated Statement of Income for the three months
                    ended June 30, 1996 and June 30, 1995.                          4

                    Consolidated Statement of Income for the six months ended
                    June 30, 1996 and June 30, 1995.                                5

                    Consolidated Statement of Changes in Stockholders' Equity
                    for the six months ended June 30, 1996 and June 30, 1995.       6

                    Consolidated Statement of Cash Flows for the six months
                    ended June 30, 1996 and June 30, 1995.                          7

                 Notes to Financial Statements.                                  8-15


Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                            16-47


Part II

Item 1           Legal Proceedings                                                 48

Item 4           Submission of Matters to a Vote of Security Holders               48

Item 6           Exhibits and Reports on Form 8-K.                                 49

Part I
Item 1.

                                      THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                 CONSOLIDATED BALANCE SHEET
                                              (in millions, except share data)
                                                                                    June 30,          December 31,
                                                                                        1996                  1995
                                                                                 -----------          ------------
   ASSETS
   Cash and Due from Banks                                                       $   13,291            $    14,794
   Deposits with Banks                                                                5,805                  8,468
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               33,039                 17,461
   Trading Assets:
     Debt and Equity Instruments                                                     25,297                 26,212
     Risk Management Instruments                                                     26,414                 25,825
   Securities:
     Available-for-Sale                                                              37,855                 37,141
     Held-to-Maturity (Fair Value: $4,080 and $4,659)                                 4,125                  4,628
   Loans (Net of Unearned Income: $1,052 and $1,073)                                151,274                150,207
   Allowance for Credit Losses                                                       (3,692)                (3,784)
   Premises and Equipment                                                             3,667                  3,757
   Due from Customers on Acceptances                                                  2,438                  1,896
   Accrued Interest Receivable                                                        2,534                  2,541
   Other Assets                                                                      19,714                 14,843
                                                                                 ----------            -----------
            TOTAL ASSETS                                                         $  321,761            $   303,989
                                                                                 ==========            ===========
   LIABILITIES
   Deposits:
    Domestic:
        Noninterest-Bearing                                                      $   34,274            $    35,414
        Interest-Bearing                                                             68,368                 64,640
    Foreign:
        Noninterest-Bearing                                                           3,599                  3,702
        Interest-Bearing                                                             62,102                 67,778
                                                                                 ----------            -----------
        Total Deposits                                                              168,343                171,534
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                54,584                 37,263
   Other Borrowed Funds                                                              13,881                 13,936
   Acceptances Outstanding                                                            2,445                  1,915
   Trading Liabilities                                                               36,186                 34,341
   Accounts Payable, Accrued Expenses and Other Liabilities                          13,212                 11,339
   Long-Term Debt                                                                    12,770                 12,825
                                                                                 ----------            -----------
            TOTAL LIABILITIES                                                       301,421                283,153
                                                                                 ----------            -----------
   COMMITMENTS AND CONTINGENCIES (See Note 9)

   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    2,650                  2,650
   Common Stock (Issued 438,166,749 and 457,587,675 Shares)                             438                    458
   Capital Surplus                                                                   10,432                 11,075
   Retained Earnings                                                                  7,534                  7,997
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (640)                  (237)
   Treasury Stock, at Cost (1,112,101 and 22,583,225 Shares)                            (74)                (1,107)
                                                                                 ----------            -----------
            TOTAL STOCKHOLDERS' EQUITY                                               20,340                 20,836
                                                                                 ----------            -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  321,761            $   303,989
                                                                                 ==========            ===========

The Notes to Financial  Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                                         THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF INCOME
                                                    Three Months Ended June 30,
                                               (in millions, except per share data)

                                                                                           1996                       1995
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   3,028                   $  3,241
      Securities                                                                            685                        616
      Trading Assets                                                                        406                        343
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements                                                    514                        482
      Deposits with Banks                                                                   156                        218
                                                                                      ---------                   --------
           Total Interest Income                                                          4,789                      4,900
                                                                                      ---------                   --------
      INTEREST EXPENSE
      Deposits                                                                            1,458                      1,596
      Short-Term and Other Borrowings                                                     1,087                      1,038
      Long-Term Debt                                                                        221                        238
                                                                                      ---------                   --------
           Total Interest Expense                                                         2,766                      2,872
                                                                                      ---------                   --------
      NET INTEREST INCOME                                                                 2,023                      2,028
      Provision for Losses                                                                  250                        195
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      1,773                      1,833
                                                                                      ---------                   --------
      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                258                        197
      Trust and Investment Management Fees                                                  302                        243
      Credit Card Revenue                                                                   233                        196
      Service Charges on Deposit Accounts                                                   100                        107
      Fees for Other Financial Services                                                     381                        353
      Trading Revenue                                                                       379                        301
      Securities Gains                                                                       24                         72
      Other Revenue                                                                         254                        257
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      1,931                      1,726
                                                                                      ---------                   --------
      NONINTEREST EXPENSE
      Salaries                                                                            1,046                      1,007
      Employee Benefits                                                                     225                        246
      Occupancy Expense                                                                     207                        218
      Equipment Expense                                                                     181                        193
      Foreclosed Property Expense                                                            (8)                       (28)
      Restructuring Charge and Expenses                                                      22                         15
      Other Expense                                                                         651                        708
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      2,324                      2,359
                                                                                      ---------                   --------
      INCOME BEFORE INCOME TAX EXPENSE                                                    1,380                      1,200
      Income Tax Expense                                                                    524                        471
                                                                                      ---------                   --------
      NET INCOME                                                                      $     856                   $    729
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $     801                   $    673
                                                                                      =========                   ========
      NET INCOME PER COMMON SHARE:
      Primary                                                                         $    1.80                   $   1.54
                                                                                      =========                   ========
      Assuming Full Dilution                                                          $    1.79                   $   1.52
                                                                                      =========                   ========

The Notes to  Financial  Statements  are an integral part of these Statements.

Part I
Item 1. (continued)

                                         THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF INCOME
                                                     Six Months Ended June 30,
                                               (in millions, except per share data)

                                                                                        1996                        1995
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   6,269                   $  6,310
      Securities                                                                          1,405                      1,234
      Trading Assets                                                                        835                        702
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements                                                  1,015                        950
      Deposits with Banks                                                                   328                        443
                                                                                      ---------                   --------
           Total Interest Income                                                          9,852                      9,639
                                                                                      ---------                   --------
      INTEREST EXPENSE
      Deposits                                                                            3,102                      3,096
      Short-Term and Other Borrowings                                                     2,113                      2,016
      Long-Term Debt                                                                        448                        472
                                                                                      ---------                   --------
           Total Interest Expense                                                         5,663                      5,584
                                                                                      ---------                   --------
      NET INTEREST INCOME                                                                 4,189                      4,055
      Provision for Losses                                                                  495                        380
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      3,694                      3,675
                                                                                      ---------                   --------
      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                482                        366
      Trust and Investment Management Fees                                                  587                        483
      Credit Card Revenue                                                                   466                        378
      Service Charges on Deposit Accounts                                                   199                        211
      Fees for Other Financial Services                                                     759                        720
      Trading Revenue                                                                       718                        400
      Securities Gains                                                                       76                         54
      Other Revenue                                                                         513                        671
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      3,800                      3,283
                                                                                      ---------                   --------
      NONINTEREST EXPENSE
      Salaries                                                                            2,122                      2,004
      Employee Benefits                                                                     530                        480
      Occupancy Expense                                                                     428                        446
      Equipment Expense                                                                     365                        391
      Foreclosed Property Expense                                                           (17)                       (53)
      Restructuring Charge and Expenses                                                   1,678                         15
      Other Expense                                                                       1,311                      1,411
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      6,417                      4,694
                                                                                      ---------                   --------
      INCOME BEFORE INCOME TAX EXPENSE AND
        EFFECT OF ACCOUNTING CHANGE                                                       1,077                      2,264
      Income Tax Expense                                                                    310                        885
                                                                                      ---------                   --------
      INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                                             767                      1,379
      Effect of Change in Accounting Principle                                               --                        (11)
                                                                                      ---------                   --------
      NET INCOME                                                                      $     767                   $  1,368
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $     658                   $  1,251
                                                                                      =========                   ========
      INCOME PER COMMON SHARE:
      Primary:
        Income Before Effect of Accounting Change                                     $    1.48                   $   2.91
        Effect of Change in Accounting Principle                                             --                      (0.02)
                                                                                      ---------                   --------
        Net Income                                                                    $    1.48                   $   2.89
                                                                                      =========                   ========
      Assuming Full Dilution:
           Income Before Effect of Accounting Change                                  $    1.46                   $   2.85
           Effect of Change in Accounting Principle                                          --                      (0.02)
                                                                                      ---------                   --------
           Net Income                                                                 $    1.46                   $   2.83
                                                                                      =========                   ========

The Notes to Financial  Statements are an integral part of these Statements.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                  (in millions)
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          ----------------------------
                                                                                             1996               1995
                                                                                          ---------         ----------
Preferred Stock:
Balance at Beginning of Year                                                              $   2,650         $    2,850
Conversion of Preferred Stock                                                                    --               (200)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   2,650         $    2,650
                                                                                          ---------         ----------
Common Stock:
Balance at Beginning of Year                                                              $     458         $      447
Retirement of Treasury Stock                                                                    (20)(a)             --
Issuance of Common Stock                                                                         --                  2
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     438         $      449
                                                                                          ---------         ----------
Capital Surplus:
Balance at Beginning of Year                                                              $  11,075         $   10,671
Retirement of Treasury Stock                                                                   (433)(a)             --
Issuance of Common Stock                                                                       (226)               (23)
Restricted Stock Granted, Net of Amortization                                                    16                (10)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  10,432         $   10,638
                                                                                          ---------         ----------
Retained Earnings:
Balance at Beginning of Year                                                              $   7,997         $    6,045
Net Income                                                                                      767              1,368
Retirement of Treasury Stock                                                                   (557)(a)             --
Cash Dividends Declared:
   Preferred Stock                                                                             (109)              (117)
   Common Stock                                                                                (572)(b)           (381)
Accumulated Translation Adjustment                                                                8                 10
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   7,534         $    6,925
                                                                                          ---------         ----------
Net Unrealized Loss on Securities Available-for-Sale:
Balance at Beginning of Year                                                              $    (237)        $     (473)
Net Change in Fair Value of Securities Available-for-Sale, Net of Taxes                        (403)               250
                                                                                          ---------         ----------
Balance at End of Period                                                                  $    (640)        $     (223)
                                                                                          ---------         ----------
Common Stock in Treasury, at Cost:
Balance at Beginning of Year                                                              $  (1,107)        $     (667)
Retirement of Treasury Stock                                                                  1,010(a)              --
Purchase of Treasury Stock                                                                     (885)              (376)
Reissuance of Treasury Stock                                                                    908                343
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     (74)        $     (700)
                                                                                          ---------         ----------
Total Stockholders' Equity                                                                $  20,340         $   19,739
                                                                                          =========         ==========

(a) Under the terms of the merger agreement, on March 31, 1996, all of the former Chase Manhattan Corporation's ("Chase") treasury stock was cancelled and retired. In accordance with existing accounting pronouncements, if the average price per share of the treasury stock at the time of retirement is higher than the average price per share in capital surplus, then the excess amount is applied against retained earnings.
(b) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by Chase in 1996.

The Notes to Financial  Statements are an integral part of these Statements.


                                      THE CHASE MANHATTAN CORPORATION and Subsidiaries
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  Six Months Ended June 30,
                                                        (in millions)

                                                                                               1996              1995
                                                                                             --------          --------
Operating Activities
- --------------------
Net Income                                                                                   $    767          $  1,368
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
      Effect of Change in Accounting Principle                                                     --                11
      Provision for Losses                                                                        495               380
      Restructuring Charge and Expenses                                                         1,678                15
      Depreciation and Amortization                                                               406               437
      Net Change In:
         Trading-Related Assets                                                                 1,574            (2,617)
         Accrued Interest Receivable                                                                7                73
         Other Assets                                                                          (2,959)           (1,829)
         Trading-Related Liabilities                                                             (197)            7,235
         Accrued Interest Payable                                                                (152)              129
         Other Liabilities                                                                     (1,527)             (708)
         Other, Net                                                                               216              (409)
                                                                                             --------          --------
Net Cash Provided by Operating Activities                                                         308             4,085
                                                                                             --------          --------
Investing Activities
- --------------------
Net Change In:
      Deposits with Banks                                                                       2,663             2,914
      Federal Funds Sold and Securities Purchased Under Resale Agreements                     (14,354)           (1,528)
      Loans Due to Sales and Securitizations                                                   20,976            12,749
      Other Loans, Net                                                                        (22,288)          (19,443)
      Other, Net                                                                                 (429)             (488)
Proceeds from the Maturity of Held-to-Maturity Securities                                         613             1,030
Purchases of Held-to-Maturity Securities                                                         (112)             (629)
Proceeds from the Maturity of Available-for-Sale Securities                                     5,826             3,461
Proceeds from the Sale of Available-for-Sale Securities                                        22,575            26,452
Purchases of Available-for-Sale Securities                                                    (29,771)          (30,460)
                                                                                             --------          --------
Net Cash Used by Investing Activities                                                         (14,301)           (5,942)
                                                                                             --------          --------
Financing Activities
- --------------------
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                             (1,140)             (709)
      Domestic Time and Savings Deposits                                                        3,728            (1,306)
      Foreign Deposits                                                                         (5,779)           (1,276)
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements                  16,097             3,665
      Other Borrowed Funds                                                                        (55)            1,012
      Other, Net                                                                                  436                25
Proceeds from the Issuance of Long-Term Debt                                                      820             1,272
Repayments of Long-Term Debt                                                                     (917)           (1,570)
Proceeds from the Issuance of Stock                                                               712               125
Treasury Stock Purchased                                                                         (882)             (376)
Cash Dividends Paid                                                                              (532)             (485)
                                                                                             --------          --------
Net Cash Provided by Financing Activities                                                      12,488               377
                                                                                             --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                          2                --
                                                                                             --------          --------
Net Decrease in Cash and Due from Banks                                                        (1,503)           (1,480)
Cash and Due from Banks at January 1,                                                          14,794            13,545
                                                                                             --------          --------
Cash and Due from Banks at June 30,                                                          $ 13,291          $ 12,065
                                                                                             ========          ========
Cash Interest Paid                                                                           $  5,815          $  5,368
                                                                                             ========          ========
Taxes Paid                                                                                   $    915          $    771
                                                                                             ========          ========

The Notes to Financial Statements are an integral part of these Statements.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
The unaudited financial statements of The Chase Manhattan Corporation and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included.

NOTE 2 - MERGER BETWEEN CHASE AND CHEMICAL
- ------------------------------------------
On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented.

In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, $28 million of merger-related expenses have been incurred ($6 million in the first quarter and $22 million in the second quarter) and included in the restructuring charge and expenses caption in the income statement. The estimated remaining one-time merger-related expenses of $222 million will be incurred substantially over the next two years as these costs do not qualify for immediate recognition under an existing accounting pronouncement. These remaining costs will be reflected in the restructuring charge and expenses caption when incurred. The $1.9 billion of merger-related costs reflects severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with planned dispositions of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations of Chemical and Chase and other expenses related directly to the merger (approximately $600 million).

At June 30, 1996, the reserve balance associated with the above $1.65 billion restructuring charge was approximately $1,414 million, of which $448 million related to severance and other termination-related costs, $695 million related to the disposition of certain facilities and premises and equipment, and $271 million related to other merger costs, including costs to eliminate redundant back office and other operations.

Under the terms of the merger agreement, all 18.6 million shares of Chase's treasury stock amounting to $1,010 million at March 31, 1996, were cancelled and retired.

On July 14, 1996, in connection with the merger of the Corporation discussed above, The Chase Manhattan Bank, N.A., a national bank, merged with and into Chemical Bank, a New York State bank, and Chemical Bank changed its name to "The Chase Manhattan Bank".

NOTE 3 - TREASURY STOCK
- -----------------------
The Corporation has revised its previously announced buy-back program to terminate at September 30, 1996 and to provide that purchases of shares of common stock of the Corporation under the plan to such date would be in accordance with the pooling-of-interests accounting rules.

During the first six months of 1996, the Corporation issued 15.7 million shares of common stock and repurchased approximately 13.5 million shares of its outstanding common stock in the open market. These repurchases were largely undertaken to meet the anticipated needs of the Corporation's employee stock option and incentive plans in accordance with pooling-of-interests accounting rules and in compliance with newly issued Staff Accounting Bulletin No. 96.

NOTE 4 - TRADING ACTIVITIES
- ---------------------------
The Corporation uses its trading assets and liabilities to meet the financing needs of its customers and to generate revenue through its trading activities. For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1996 second quarter and first six months, see Management's Discussion and Analysis on pages 21-22 and page 38 of this Form 10-Q.

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

                                                                                         June 30,           December 31,
(in millions)                                                                                1996                   1995
                                                                                     ------------           ------------

Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities                      $      6,644            $     9,601
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                                               2,328                  2,560
     Debt Securities Issued by Foreign Governments                                          7,271                  6,318
     Debt Securities Issued by Foreign Financial Institutions                               4,196                  3,467
     Loans                                                                                    855                    666
     Corporate Securities                                                                   2,131                  2,224
     Other                                                                                  1,872                  1,376
                                                                                     ------------            -----------
Total Trading Assets - Debt and Equity Instruments (a)                               $     25,297            $    26,212
                                                                                     ============            ===========
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                                         $     12,349            $    12,408
     Foreign Exchange Contracts                                                            12,058                 12,384
     Stock Index Options and Commodity Contracts                                            2,007                  1,033
                                                                                     ------------            -----------
Total Trading Assets - Risk Management Instruments                                   $     26,414            $    25,825
                                                                                     ============            ===========
Trading Liabilities - Risk Management Instruments:
     Interest Rate Contracts                                                         $     12,466            $    13,975
     Foreign Exchange Contracts                                                            12,604                 13,295
     Stock Index Options and Commodity Contracts                                            1,433                    831
                                                                                     ------------            -----------
Trading Liabilities - Risk Management Instruments                                    $     26,503            $    28,101
Securities Sold, Not Yet Purchased                                                   $      9,683            $     6,240
                                                                                     ------------            -----------
Total Trading Liabilities                                                            $     36,186            $    34,341
                                                                                     ============            ===========

(a)  Includes emerging markets instruments of $6,748 million at June 30, 1996.

NOTE 5 - SECURITIES
- -------------------
For a discussion of the accounting policies relating to securities, see Note One of the Corporation's 1995 Annual Report to its stockholders filed with the Securities and Exchange Commission on Form 8-K dated April 16, 1996 (the "1995 Annual Report").

The valuation of the securities classified as available-for-sale (including securities classified as loans which are subject to the provisions of SFAS 115) resulted in a net after-tax unfavorable impact of $640 million on the Corporation's stockholders' equity at June 30, 1996, compared with a net after-tax unfavorable impact of $237 million at December 31, 1995. The change from the 1995 year-end was the result of an increase in interest rates during the first half of 1996.

Net gains from available-for-sale securities sold in the second quarter and first six months of 1996 amounted to $24 million (gross gains of $77 million and gross losses of $53 million) and $76 million (gross gains of $151 million and gross losses of $75 million), respectively. Net gains on such sales for the same periods in 1995 amounted to $72 million (gross gains of $191 million and gross losses of $119 million) in the second quarter and $54 million (gross gains of $229 million and gross losses of $175 million) in the first six months.

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, were as follows for the dates indicated:


June 30, 1996 (in millions)                                                Gross            Gross
                                                       Amortized           Unrealized       Unrealized      Fair
                                                       Cost                Gains            Losses          Value(a)
                                                       ---------           -----------      ----------      --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  20,229            $   25           $  482        $  19,772
        Collateralized Mortgage Obligations                1,004                --                3            1,001
        Other, primarily U.S. Treasuries                   8,223                --              299            7,924
Obligations of State and Political Subdivisions              293                 2                3              292
Debt Securities Issued by Foreign Governments              6,189                74               20            6,243
Corporate Debt Securities                                    986                30               12            1,004
Collateralized Mortgage Obligations (b)                      191                 1                6              186
Equity Securities                                          1,004               143               --            1,147
Other, primarily Asset-Backed Securities                     283                 3               --              286
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  38,402            $  278           $  825        $  37,855
                                                       =========            ======           ======        =========



December 31, 1995 (in millions)                                            Gross             Gross
                                                       Amortized           Unrealized        Unrealized      Fair
                                                       Cost                Gains             Losses          Value(a)
                                                       ------------        ------------      -----------     --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  19,029            $  205           $    2        $  19,232
        Collateralized Mortgage Obligations                1,132                --                8            1,124
        Other, primarily U.S. Treasuries                   5,020                 4               53            4,971
Obligations of State and Political Subdivisions              633                 6               --              639
Debt Securities Issued by Foreign Governments              8,084               234              146            8,172
Corporate Debt Securities                                    716                31               10              737
Collateralized Mortgage Obligations (b)                      246                --                1              245
Equity Securities                                            999               169                4            1,164
Other, primarily Asset-Backed Securities                     853                 9                5              857
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  36,712            $  658           $  229        $  37,141
                                                       =========            ======           ======        =========

(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively-traded securities is based on independent broker quotations.
(b) Collateralized mortgage obligations of private issuers generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

Held-to-Maturity Securities

The amortized cost and estimated fair value of held-to-maturity securities for the dates indicated were as follows:


June 30, 1996 (in millions)                                                Gross            Gross
                                                        Amortized          Unrealized       Unrealized      Fair
                                                        Cost               Gains            Losses          Value(a)
                                                        ---------          ----------       ----------      --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  1,653            $    1           $   30        $   1,624
        Collateralized Mortgage Obligations                2,261                 4               22            2,243
        Other, primarily U.S. Treasuries                      82                --               --               82
Other, primarily Asset-Backed Securities (b)                 129                 2               --              131
                                                        --------            ------           ------        ---------
     Total Held-to-Maturity Securities                  $  4,125            $    7           $   52        $   4,080
                                                        ========            ======           ======        =========


December 31, 1995 (in millions)                                            Gross            Gross
                                                       Amortized           Unrealized       Unrealized       Fair
                                                       Cost                Gains            Losses           Value(a)
                                                       ------------        ------------     -----------      --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   1,782           $    24          $     1        $   1,805
        Collateralized Mortgage Obligations                2,624                11                6            2,629
        Other, primarily U.S. Treasuries                      82                --               --               82
Other, primarily Asset-Backed Securities (b)                 140                 3               --              143
                                                       ---------           -------          -------        ---------
     Total Held-to-Maturity Securities                 $   4,628           $    38          $     7        $   4,659
                                                       =========           =======          =======        =========


(a) The Corporation's portfolio of securities generally consists of investment-grade securities. The fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively-traded securities is based on independent broker quotations.
(b) Also includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

NOTE 6 - LOANS
- --------------

For a discussion of the accounting policies relating to loans, including securities classified as loans which are subject to the provisions of SFAS 115, reference is made to Note One and page 63 of the Corporation's 1995 Annual Report. The following table reflects the amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated.


(in millions)                                                              Gross            Gross
                                                       Amortized           Unrealized       Unrealized        Fair
                                                       Cost                Gains            Losses            Value
                                                      ----------           ----------       ----------     ---------

June 30, 1996                                         $    2,461           $    76          $   651        $   1,886
                                                      ==========           =======          =======        =========
December 31, 1995                                     $    2,849           $    47          $   917        $   1,979
                                                      ==========           =======          =======        =========

The second quarter and first six months of 1996 included a net loss of $30 million and $65 million, respectively, related to the disposition of available-for-sale emerging market securities, compared with a net loss of $50 million and $26 million, respectively, in the same 1995 periods.

The following table sets forth impaired loan disclosures under SFAS 114. The Corporation uses the discounted cash flow method as its primary method for valuing impaired loans.



                                                                                               June 30,        June 30,
(in millions)                                                                                      1996            1995
                                                                                            -----------        --------

Impaired Loans with an Allowance                                                            $      480         $    721
Impaired Loans without an Allowance (a)                                                            699              890
                                                                                            ----------         --------
     Total Impaired Loans                                                                   $    1,179         $  1,611
                                                                                            ==========         ========

Allowance for Impaired Loans under
  SFAS 114 (b)                                                                              $      164         $    228
                                                                                            ==========         ========

Average Balance of Impaired Loans
  during the six months ended June 30,                                                      $    1,208         $  1,637
                                                                                            ==========         ========

Interest Income Recognized on Impaired
  Loans during the six months ended June 30,                                                $       15         $     14
                                                                                            ==========         ========


(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.

NOTE 7 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
- -----------------------------------------------------------
Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits for its foreign plans. Consistent with the January 1, 1993 adoption of SFAS 106 for domestic plans, the Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 related to its foreign plans via a one-time pre-tax charge of $17 million ($11 million after-tax).

NOTE 8 - RESTRUCTURING CHARGES
- ------------------------------
See Note 2 for a discussion of the merger-related restructuring charge. For a discussion of the Corporation's restructuring charges taken in prior years, reference is made to Note Fifteen of the Corporation's 1995 Annual Report. At June 30, 1996, the reserve balance related to prior years' restructuring charges was approximately $95 million relating substantially to the disposition of certain facilities, premises and equipment and the termination of leases.

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

At June 30, 1996, gross deferred gains and gross deferred losses relating to closed derivative contracts used in ALM activities were $631 million and $699 million, respectively. See page 56 of the Corporation's 1995 Annual Report for the accounting method used for these contracts and see page 41 of this Form 10-Q for the Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at June 30, 1996, deferred gains and losses associated with such transactions were immaterial.

The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below. The table should be read in conjunction with the descriptions of these products and their risks included on pages 74-75 of the Corporation's 1995 Annual Report.

                                                             Notional Amounts (a)                    Credit Exposure
                                                       -----------------------------           ---------------------------
                                                       June 30,         December 31,           June 30,           December 31,
(in billions)                                              1996                 1995               1996                   1995
                                                       --------         ------------           --------           ------------

Interest Rate Contracts
Futures, Forwards and Forward Rate Agreements
  Trading                                              $   1,223.8         $    1,047.5      $      0.6           $       1.3
  Asset and Liability Management                              72.6                 40.0             ---                   0.1
Interest Rate Swaps
  Trading                                                  2,061.8              1,692.6            10.3                  10.4
  Asset and Liability Management                              96.8                 69.7             0.5                   0.3
Purchased Options
  Trading                                                    142.0                147.2             1.4                   0.7
  Asset and Liability Management                              65.1                 26.0             ---                   ---
Written Options
  Trading                                                    156.5                161.0             ---                   ---
  Asset and Liability Management                              33.1                  6.4             ---                   ---
                                                       -----------         ------------      ----------           -----------
    Total Interest Rate Contracts                      $   3,851.7         $    3,190.4      $     12.8           $      12.8
                                                       ===========         ============      ==========           ===========

Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                              $   1,429.3         $    1,352.1      $      8.0           $       8.8
  Asset and Liability Management                              23.5                 10.9             ---                   ---
Other Foreign Exchange Contracts (b)
  Trading                                                    365.7                241.6             4.1                   3.6
  Asset and Liability Management                               3.3                  1.6             ---                   ---
                                                       -----------         ------------      ----------           -----------
    Total Foreign Exchange Contracts                   $   1,821.8         $    1,606.2      $     12.1           $      12.4
                                                       ===========         ============      ==========           ===========

Stock Index Options and Commodity
 Contracts
  Trading                                              $      56.0         $       37.7      $      2.0           $       1.0
                                                       -----------         ------------      ----------           -----------
  Total Stock Index Options and
     Commodity Contracts                               $      56.0         $       37.7      $      2.0           $       1.0
                                                       ===========         ============      ==========           ===========

Total Credit Exposure Recorded on the Balance Sheet                                          $     26.9           $      26.2
                                                                                             ==========           ===========

(a) The notional amounts of exchange-traded interest rates contracts, foreign exchange contracts, and stock index options and commodity contracts were $515.7 billion, $5.1 billion and $10.1 billion, respectively, at June 30, 1996, compared with $417.7 billion, $10.6 billion and $5.1 billion, respectively, at December 31, 1995. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $131.7 billion, $150.8 billion and $86.5 billion, respectively, at June 30, 1996, compared with $92.2 billion, $92.4 billion and $58.6 billion, respectively, at December 31, 1995.

NOTE 11 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
- -----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at June 30, 1996 and December 31, 1995. The table should be read in conjunction with the description of these products and their risks included on page 75 of the Corporation's 1995 Annual Report.

Off-Balance Sheet Lending-Related Financial Instruments
- -------------------------------------------------------
                                                                                  June 30,                 December 31,
(in millions)                                                                         1996                         1995
                                                                                  --------                 ------------
Commitments to Extend Credit                                                       $97,427(a)                  $ 95,555(a)
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $4,348 and $4,861)                                           24,287                       24,745
Other Letters of Credit                                                              6,000                        5,907
Customers' Securities Lent                                                          35,908                       27,169

(a) Excludes credit card commitments of $50.1 billion and $47.6 billion at June 30, 1996 and December 31, 1995, respectively.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- ---------------------------------------------
For a discussion of the Corporation's fair value methodologies, see pages 76-77 of the Corporation's 1995 Annual Report. The following table presents the carrying value and estimated fair value at June 30, 1996 and December 31, 1995 of the Corporation's financial assets and liabilities valued under SFAS 107.

                                                  June 30, 1996                                        December 31, 1995
                                    -------------------------------------------       -------------------------------------------
                                    Carrying       Estimated     Appreciation/        Carrying        Estimated     Appreciation/
(in millions)                       Value          Fair Value    (Depreciation)       Value           Fair Value    (Depreciation)

Total Financial Assets              $ 314,778      $  319,252        $  4,474         $  294,627      $  299,879         $  5,252
                                    =========      ==========                         ==========      ==========
Total Financial Liabilities         $ 299,227      $  299,576            (349)        $  283,065      $  283,698             (633)
                                    =========      ==========        --------         ==========      ==========         --------
Estimated Fair Value in Excess
of Carrying Value                                                    $  4,125                                            $  4,619
                                                                     ========                                            ========

At June 30, 1996, estimated fair value exceeded carrying value by $4,125 million, compared with $4,619 million at December 31, 1995. The decrease is primarily due to the estimated fair value of loans decreasing in relation to their carrying value (i.e., reduction in the estimated fair value in excess of carrying value) from December 31, 1995, as a result of a rising interest rate environment in 1996.

Derivative contracts used for ALM activities are included in the above amounts and are valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes. The following table presents the carrying value and estimated fair value of derivatives contracts used for ALM activities.

                                                  June 30, 1996                                        December 31, 1995
                                    -------------------------------------------       -------------------------------------------
                                    Carrying       Estimated     Appreciation/        Carrying        Estimated     Appreciation/
(in millions)                       Value          Fair Value    (Depreciation)       Value           Fair Value    (Depreciation)

Total Financial Assets              $     274      $      117        $(157)(a)        $       92      $     (67)         $  (159)
Total Financial Liabilities         $     269      $      (75)       $(344)(a)        $      270      $     643          $   373

(a) Unrealized gains and losses related to financial assets were $517 million and $674 million, respectively, at June 30, 1996. Unrealized gains and losses related to financial liabilities were $267 million and $611 million, respectively, at June 30, 1996.

Part I
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (in millions, except per share and ratio data)

                                                                    1996                   1995            Six Months Ended
                                                             ---------------------       ------        -----------------------
                                                              Second       First         Second        June 30,       June 30,
                                                              Quarter      Quarter       Quarter          1996            1995
                                                              -------      -------       -------       ---------      --------
EARNINGS:
Income Before Restructuring Charge                          $    870      $    937      $    738       $  1,807        $  1,388
Restructuring Charge (After-Tax)                                 (14)(a)    (1,026)(a)        (9)(b)     (1,040) (a)         (9)(b)
                                                            --------      --------      --------       --------        --------
Income (Loss) After Restructuring Charge and
  Before Effect of Accounting Change                             856           (89)          729            767           1,379
Effect of Change in Accounting Principle                          --            --            --             --             (11)(c)
                                                            --------      --------      --------       --------        --------
Net Income (Loss)                                           $    856      $    (89)     $    729       $    767        $  1,368
                                                            ========      ========      ========       ========        ========
Net Income (Loss) Applicable to Common Stock                $    801      $   (143)     $    673       $    658        $  1,251
                                                            ========      ========      ========       ========        ========

INCOME (LOSS) PER COMMON SHARE:
Primary:
  Income Before Restructuring Charge                        $    1.83      $   1.98     $   1.56       $   3.81        $   2.93
  Restructuring Charge (After-Tax)                              (0.03)(a)     (2.30)(a)    (0.02)(b)      (2.33) (a)      (0.02)(b)
                                                            ---------     ---------     --------       --------        --------
  Income (Loss) After Restructuring Charge and
    Before Effect of Accounting Change                           1.80         (0.32)        1.54           1.48            2.91
  Effect of Change in Accounting Principle                         --            --          --              --           (0.02)(c)
                                                             --------     ---------      -------       --------        --------
  Net Income (Loss)                                         $    1.80      $  (0.32)    $   1.54       $   1.48        $   2.89
                                                            =========      ========     ========       ========        ========
Assuming Full Dilution:
  Income Before Restructuring Charge                        $    1.82      $   1.97     $   1.54       $   3.77        $   2.87
  Restructuring Charge (After-Tax)                              (0.03)(a)     (2.29)(a)    (0.02)(b)      (2.31)(a)       (0.02)(b)
                                                            ---------     ---------     --------       --------        --------
  Income (Loss) After Restructuring Charge and
     Before Effect of Accounting Change                          1.79         (0.32)        1.52           1.46            2.85
  Effect of Change in Accounting Principle                         --            --           --             --           (0.02)(c)
                                                             --------     ---------     --------       --------        --------
   Net Income (Loss)                                        $    1.79      $  (0.32)   $    1.52       $   1.46        $   2.83
                                                            =========      ========    =========       ========        ========
PER COMMON SHARE:
Book Value                                                  $   40.47     $   39.41     $  39.66       $  40.47        $  39.66
Market Value                                                $   70.63     $   70.50     $  47.25       $  70.63        $  47.25
Common Stock Dividends Declared (d)                         $    0.56     $    0.56     $   0.50       $   1.12        $   0.94

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares                     444.8         446.1        436.2          445.4           433.5
Average Common Shares Assuming Full Dilution                    448.4         449.1        444.4          450.2           444.7
Common Shares at Period End                                     437.1         434.3        430.9          437.1           430.9

PERFORMANCE RATIOS: (Average Balances) (e)
Income Before Restructuring Charge:
  Return on Assets                                              1.10%         1.20%         .96%          1.15%            .92%
  Return on Common Stockholders' Equity                        19.00%        19.53%       16.53%         19.27%          15.74%
  Return on Total Stockholders' Equity                         17.58%        18.09%       15.32%         17.84%          14.66%
Net Income (Loss):
  Return on Assets                                              1.08%           N/M         .95%           .49%            .91%
  Return on Common Stockholders' Equity                        18.67%           N/M       16.31%          7.47%          15.50%
  Return on Total Stockholders' Equity                         17.30%           N/M       15.13%          7.57%          14.45%
Efficiency Ratio (f)                                            58.4%         59.5%        63.2%          59.0%           65.2%

(a)  Reflects  the  after-tax   impact  of  a  $1,650   million   merger-related
     restructuring charge, which was recorded on March 31, 1996. In addition, $28 million of merger-related expenses were incurred ($6 million in the first quarter and $22 million in the second quarter) and recognized under an existing accounting pronouncement.
(b) Reflects a restructuring charge related to exiting from a futures brokerage business.
(c) On January 1, 1995, the Corporation adopted SFAS 106 for the accounting for other postretirement benefits relating to its foreign plans.
(d) The Corporation increased its quarterly common stock dividend from $0.50 per share to $0.56 per share in the first quarter of 1996.
(e)  Performance ratios are based on annualized net income amounts.
(f)  Excludes   restructuring   charges,   foreclosed   property  expense,  and
     nonrecurring  items.
N/M - As a result of the loss, these ratios are not meaningful.

Part I
Item 2 (continued)

On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in this Form 10-Q presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented. Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results following the merger may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission, in particular the Form 8-K dated July 17, 1996, for a discussion of factors that may cause such differences to occur.

- --------------------------------------------------------------------------------
OVERVIEW
- --------------------------------------------------------------------------------

The Corporation reported 1996 second quarter net income of $856 million, a 17% increase from 1995 second quarter results of $729 million. Primary earnings per share in the second quarter of 1996 were $1.80, compared with $1.54 in the same 1995 period. Fully diluted earnings per share in the second quarter of 1996 were $1.79, compared with $1.52 in the second quarter of 1995.

The Corporation's net income, excluding restructuring charges and merger-related expenses, rose 30% to $1,807 million from $1,388 million in the first half of 1995. Primary earnings per share in the first half of 1996 were $3.81 and fully diluted earnings per share were $3.77; primary earnings per share were $2.93 and fully diluted earnings per share were $2.87 in the same 1995 period.

The Corporation's second quarter and first six months 1996 results reflected strong revenue growth in its global banking and nationwide consumer businesses, as well as $120 million in merger savings in the second quarter. On July 14, 1996, the Corporation's two flagship banks (The Chase Manhattan Bank, N.A. and Chemical Bank) merged, and the Corporation anticipates that this should accelerate the Corporation's merger savings. The Corporation believes it continues to remain in a strong position to achieve its previously announced 1996 performance targets.

Reported earnings, which included after-tax merger-related restructuring charges and expenses of $1,040 million, were $767 million for the first six months of 1996, compared with $1,368 million for the first six months of 1995. Primary earnings per share and fully diluted earnings per share were $1.48 and $1.46, respectively, for the first half of 1996, compared with $2.89 and $2.83, respectively, for the same 1995 period.

The Corporation's return on average common stockholders' equity was 18.7% for the second quarter of 1996, compared with 16.3% for the 1995 comparable quarter. Excluding restructuring charges and merger-related expenses, the return on common stockholders' equity was 19.3% for the first six months of 1996 versus 15.7% for the same period of 1995. The Corporation's efficiency ratio improved to 58.4% for the second quarter of 1996, compared with 63.2% for the second quarter of 1995.

At June 30, 1996, the Corporation's Tier 1 Capital and Total Capital ratios were 7.96% and 11.82%, respectively (excluding the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, as well as the Corporation's investment in this subsidiary). These risk-based capital ratios were well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and at June 30, 1996, the Corporation and all of its depository institutions were "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at June 30, 1996 were $1,639 million, compared with $1,664 million on December 31, 1995, and declined $372 million from $2,011 million at June 30, 1995. Nonperforming assets have declined by approximately $9.9 billion, or 86%, from their peak level of $11.5 billion in 1991.

- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Net Interest Income

                                                                Second Quarter                               Six Months
                                                       -------------------------------            --------------------------------
(in millions)                                            1996                  1995                  1996                 1995
                                                      ------------         -----------            ------------        ------------
Net Interest Income:
  Domestic                                             $     1,583         $      1,620            $      3,316        $     3,208
  Overseas                                                     440                  408                     873                847
                                                       -----------         ------------           -------------       ------------
Net Interest Income - Reported                         $     2,023         $      2,028           $       4,189       $      4,055
                                                       ===========         ============           =============       ============
Net Interest Income - Managed Basis (a)                $     2,231         $      2,105           $       4,530       $      4,189
                                                       ===========         ============           =============       ============
Average Interest-Earning Assets:
  Domestic                                             $   180,393         $    168,273           $     181,142       $    169,327
  Overseas                                                  76,713               72,551                  74,742             70,026
                                                       -----------         ------------           -------------       ------------
Total Average Interest-Earning Assets                  $   257,106         $    240,824           $     255,884       $    239,353
                                                       ===========         ============           =============       ============
Total Average Interest-Earning Assets
  Managed Basis (a)                                    $   266,956         $    244,408           $     264,994       $    242,533
                                                       ===========         ============           =============       ============
Net Yield on Interest-Earning Assets:
  Domestic                                                  3.56%                 3.89%                   3.70%               3.85%
  Overseas                                                  2.30                  2.25                    2.35                2.44
Consolidated Net Yield on Interest-Earning Assets (b)       3.18                  3.39                    3.31                3.44
Consolidated Net Yield on Interest-Earning Assets
  Managed Basis (a)(b)                                      3.38                  3.47                    3.45                3.50

(a) Managed basis excludes the impact of credit card securitizations and, in the first six months of 1996, $54 million of interest related to Federal and State tax audit settlements. See pages 33-34 for further discussion of credit card securitizations.
(b) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets. For net interest income on a taxable equivalent basis, see the Average Balance Sheets on pages 45 and 46.

Reported net interest income for the second quarter of 1996 was $2,023 million, relatively stable when compared with $2,028 million for the second quarter of 1995. For the first six months of 1996, reported net interest income was $4,189 million (including $54 million of interest related to Federal and State tax audit settlements), compared with $4,055 million in 1995. Excluding the impact of securitizations and the tax audit settlements, net interest income on a managed basis increased $126 million, or 6%, in the 1996 second quarter and $341 million, or 8%, in the first six months, reflecting consumer loan growth and higher levels of trading-related net interest income.

The net yield on interest-earning assets, which is the average rate for interest-earning assets less the average rate paid for all sources of funds, including the impact of interest-free funds, was 3.18% for the 1996 second quarter, compared with 3.39% for the 1995 second quarter. For the first six months, the net yield was 3.31% in 1996, versus 3.44% in 1995. The decline in both 1996 periods was due to the securitization of credit card receivables and an increase in lower-yielding securities and trading assets. Excluding the impact of credit card securitizations and the tax audit settlements, the net yield declined 9 basis points in the 1996 second quarter compared with the prior-year period, and declined 5 basis points the first six months of 1996 compared with the same prior-year period.

The following table reflects the composition of interest-earning assets as a percentage of total earning assets for the periods indicated.

Average Interest-Earning Asset Mix
                                                                                          Second Quarter
                                                                                          --------------
(in billions)                                                                 1996                                 1995
                                                                  ---------------------------           ------------------------
Consumer Loans                                                    $    73.2             29%             $    69.7             29%
Commercial Loans                                                       77.4             30                   77.1             32
                                                                  ---------         ------              ---------        -------
  Total Loans                                                         150.6             59                  146.8             61
Securities                                                             42.5             17                   34.7             14
Liquid Interest-Earning Assets                                         64.0             24                   59.3             25
                                                                  ---------         ------              ---------        -------
Total Interest-Earning Assets                                     $   257.1            100%             $   240.8            100%
                                                                  =========         ======              =========        =======

                                                                                            Six Months
                                                                                            ----------
(in billions)                                                                 1996                                 1995
                                                                  ---------------------------           ------------------------

Consumer Loans                                                    $    72.8             29%             $    68.1             28%
Commercial Loans                                                       77.3             30                   75.9             32
                                                                  ---------           ------             ---------        -------
  Total Loans                                                         150.1             59                  144.0             60
Securities                                                             42.6             17                   34.6             14
Liquid Interest-Earning Assets                                         63.2             24                   60.8             26
                                                                  ---------         ------              ---------        -------
Total Interest-Earning Assets                                     $   255.9            100%             $   239.4            100%
                                                                  =========         ======              =========        =======


Average interest-earning assets increased during both 1996 periods, when compared with the respective 1995 periods, principally as a result of an increase in the available-for-sale securities portfolio, more liquid interest-earning assets (primarily trading assets) and a higher level of consumer lending. The Corporation increased its securities portfolio by $7.8 billion in the 1996 second quarter and $8.0 billion in the 1996 first six months, as part of its asset/liability management activities in connection with the merger of Chase and Chemical. Additionally, the Corporation's average total loans in the second quarter and first six months of 1996 increased by $3.8 billion and $6.1 billion, respectively, when compared with the comparable 1995 periods. The increases reflected the continued growth in consumer loans (despite the impact of a higher level of credit card securitizations) and, to a lesser extent, commercial lending, partially offset by the continued reduction in the commercial real estate portfolio.

The growth in interest-earning assets in the 1996 second quarter was funded by a $4.1 billion increase in interest-bearing liabilities. For the 1996 second quarter, average interest-bearing liabilities were $210.7 billion, compared with $206.6 billion in 1995 principally due to a higher level of Federal funds purchased and securities sold under repurchase agreements, partially offset by a decline in total interest-bearing deposits. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions and for its securities portfolio.

The negative impact on net interest income from nonperforming loans in the second quarter of 1996 was $20 million, compared with $29 million in 1995. For the first six months, the negative impact was $49 million in 1996, compared with $60 million in 1995. The improvement in both 1996 periods reflects the continued reduction in the level of the Corporation's nonperforming loans.

For additional information on average balances and net interest income on a taxable equivalent basis, see Average Consolidated Balance Sheet, Interest and Rates on pages 45 and 46.

Management anticipates that, given its current expectations for interest rate movements in 1996, the Corporation's net interest income in 1996 will be
modestly   higher   than  in  1995   (prior  to  the   impact  of  credit   card
securitizations).

Provision for Losses
The Corporation's provision for losses was $250 million for the 1996 second quarter, compared with $245 million in the 1996 first quarter, and $195 million in the 1995 second quarter. For the first six months, the provision for losses was $495 million in 1996 compared with $380 million in 1995. The increase in the provision for losses for both 1996 periods was primarily the result of higher commercial net charge-offs, as a result of a lower level of recoveries, partially offset by lower consumer net charge-offs due, in part, to a decline in the level of credit card receivables retained on the balance sheet.

Management anticipates that the provision for losses in 1996 will increase over the 1995 level due in part to a lower level of commercial loan recoveries. For a discussion of the Corporation's net charge-offs, see the Credit Risk Management Section on pages 31-36.

Noninterest Revenue
Noninterest revenue increased for the 1996 second quarter and six-month period when compared with the corresponding 1995 periods. The 1996 second quarter and six-month results each reflect increases in trading revenue, and fees and commissions (principally from corporate finance and syndication activities, credit card revenue and trust and investment management fees). These increases were partially offset by lower other revenue as the 1996 six-month period includes a loss of $60 million on the sale of a building in Japan while the 1995 period included a gain of $85 million on the sale of the Corporation's investment in Far East Bank and Trust Company.

The following table presents the components of noninterest revenue for the periods indicated.

                                                                Second Quarter                            Six Months
                                                       -----------------------------           ---------------------------
(in millions)                                               1996                1995              1996                1995
                                                            ----                ----              ----                ----

Corporate Finance and Syndication Fees                 $     258           $     197           $     482           $    366
Trust and Investment Management Fees                         302                 243                 587                483
Credit Card Revenue                                          233                 196                 466                378
Service Charges on Deposit Accounts                          100                 107                 199                211
Fees for Other Financial Services                            381                 353                 759                720
                                                       ---------           ---------           ---------           --------
Total Fees and Commissions                                 1,274               1,096               2,493              2,158
Trading Revenue                                              379                 301                 718                400
Securities Gains                                              24                  72                  76                 54
Other Revenue                                                254                 257                 513                671
                                                       ---------           ---------           ---------           --------
     Total                                             $   1,931           $   1,726           $   3,800           $  3,283
                                                       =========           =========           =========           ========


Fees and Commissions
Corporate finance and syndication fees were a record $258 million in the 1996 second quarter, an increase of 31% from the prior-year period. For the first six months of 1996, such fees rose 32% from the comparable period a year ago. The increases from both 1995 periods were the result of strong loan syndication, securities underwriting and advisory activities. During the first six months of 1996, the Corporation acted as agent or co-agent for approximately $240 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

Trust and investment management fees rose 24% in the 1996 second quarter and 22% for the 1996 first six months, reflecting increased global services and securities processing activities, growth in the Vista mutual funds and higher trust fees attributable to growth in assets under management. Also contributing to the increases were higher fees due to the acquisition of the securities processing businesses of U.S. Trust Corporation ("US Trust") in September 1995, which contributed approximately $24 million of revenue in the second quarter and $48 million for the first half of 1996.

Credit card revenue increased $37 million for the 1996 second quarter and $88 million for the 1996 first six months, primarily the result of an increase in securitization volume as well as growth in managed outstandings and active accounts. Average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables) grew to $23.3 billion for the second quarter of 1996, compared with $20.3 billion for the prior-year's comparable period. For the first six months of 1996, there was an approximate $6 billion increase in the level of securitized credit card receivables. The favorable impact on credit card revenues from the higher level of securitizations was $6 million in the 1996 second quarter and $55 million in the first six months of 1996. For a further discussion of the credit card portfolio and related securitization activity, see pages 33-34 of this Form 10-Q.

The following table sets forth the components of fees for other financial services for the periods indicated.

                                                                    Second Quarter                     Six Months
                                                              ------------------------         ------------------------
(in millions)                                                   1996              1995           1996              1995
                                                                ----              ----           ----              ----
Fees for Other Financial Services:
   Commissions on Letters of Credit and Acceptances           $     82          $    83        $  171           $    174
   Fees in Lieu of Compensating Balances                            74               71           148                140
   Mortgage Servicing Fees                                          54               53           104                107
   Loan Commitment Fees                                             30               32            60                 65
   Other Fees                                                      141              114           276                234
                                                              --------          -------        ------           --------
     Total                                                    $    381          $   353        $  759           $    720
                                                              ========          =======        ======           ========

Fees related to automobile securitizations and brokerage commissions contributed to the increase in other fees, reflecting the impact of automobile securitizations in late 1995 and early 1996, as well as higher transaction volume and a larger customer base at the Corporation's discount brokerage firm, Brown and Company.

Trading Revenue
The following table sets forth the components of trading revenue for the second quarter and first six months of 1996 and 1995.

                                                                    Second Quarter                     Six Months
                                                              ------------------------        -------------------------
(in millions)                                                   1996              1995           1996              1995
                                                                ----              ----           ----              ----
Trading Revenue                                               $    379          $   301       $   718           $    400
Net Interest Income Impact (a)                                     142              108           290                192
                                                              --------          -------       -------           --------
Total Trading-Related Revenue                                 $    521          $   409       $ 1,008           $    592
                                                              ========          =======       =======           ========
Product Diversification:
     Interest Rate Contracts (b)                              $    180          $   118       $   326           $    184
     Foreign Exchange Contracts (c)                                 93              143           233                317
     Debt Instruments and Other (d)                                248              148           449                 91
                                                              --------          -------       -------           --------
Total Trading-Related Revenue                                 $    521          $   409       $ 1,008           $    592
                                                              ========          =======       =======           ========

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

The increases in revenue from interest rate contracts during the 1996 second quarter and first six months were primarily due to anticipated volatility in certain Western European, Asian and U.S. interest rate markets, as well as increased customer demand for derivatives used for risk management purposes. The decline in foreign exchange revenue in the 1996 second quarter and first six months was caused by several factors, prominent among them was the decrease in the level of cross-currency trading activity in the European markets in anticipation of the integration of the European Monetary System. The increase in debt instrument revenue during the 1996 second quarter and first six months was primarily the result of strong performance in emerging markets in Latin America and Eastern Europe. In addition, the 1995 six-month results had been adversely affected by major declines in the prices of emerging markets debt instruments.

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

Other Noninterest Revenue
The following table presents securities gains and the composition of other revenue for the second quarter and first six months of 1996 and 1995.

                                                                     Second Quarter                          Six Months
                                                               -----------------------               ----------------------
(in millions)                                                    1996             1995                 1996            1995
                                                                 ----             ----                 ----            ----


Securities Gains                                               $     24          $    72            $     76          $    54
                                                               ========          =======            ========          =======
Other Revenue:
    Revenue from Equity-Related Investments                    $    219          $   208            $    442          $   389
    Net Losses on Emerging Markets Securities Sales                 (30)             (50)                (65)             (26)
    Gain on Sale of Investment in Far East Bank
       & Trust Company                                               --               --                  --               85
    Residential Mortgage Origination/Sales Activities                (2)              54                  26               95
    Loss on Sale of a Building in Japan                              --               --                 (60)              --
    All Other Revenue                                                67               45                 170              128
                                                               --------          -------            --------          -------
       Total Other Revenue                                     $    254          $   257            $    513          $   671
                                                               ========          =======            ========          =======


All securities sales were from the available-for-sale portfolio and were made in connection with the Corporation's asset/liability management ("ALM") activities. For a further discussion of the Corporation's securities, see Note 5 - Securities of the Notes to Financial Statements.

The Corporation's other revenue for the second quarter of 1996 was consistent with the second quarter of 1995, and down $158 million for the first six months of 1996 when compared with the 1995 first six months. Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $219 million in the 1996 second quarter, an increase of $11 million from the comparable 1995 quarter. For the first six months of 1996, revenue from equity-related investments was $442 million, an increase of 14% from 1995, and continues to benefit from a broad-based portfolio of investments in an active market. Revenue from equity-related investments has averaged approximately $170 million per quarter for the last eight quarters. At June 30, 1996, the Corporation had equity-related investments with a carrying value of approximately $2.7 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings, although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

Residential mortgage origination/sales activities declined $56 million in the second quarter of 1996, when compared with the second quarter of 1995, and $69 million for the first six months of 1996, when compared with the first six months of 1995. The decreases were largely the result of a favorable impact from the implementation of SFAS 122 relating to the accounting for originated mortgage servicing rights and sale of servicing rights, both of which occurred in the 1995 second quarter. Additionally, the 1996 second quarter was unfavorably impacted by rising interest rates.

All other revenue in the 1996 second quarter included a $23 million gain on the sale of nonstrategic assets. All other revenue also reflected lower income of $6 million in the 1996 second quarter and $14 million in the first half of 1996 from the Corporation's investment in CIT, as a result of the sale of half of the Corporation's investment in CIT in December 1995.

Noninterest Expense
Noninterest expense in the 1996 second quarter was $2,302 million compared with $2,344 million in the second quarter of 1995 (excluding restructuring charges). The decrease in noninterest expense in the 1996 second quarter reflects merger-related expense savings of $120 million, primarily reflecting lower salaries and benefits related to personnel reductions and other merger integration efforts. Also contributing to the decrease in the 1996 second quarter were lower FDIC expenses, partially offset by higher incentive costs related to stronger revenue growth.

For the first six months, noninterest expense was $4,739 million in 1996 compared with $4,679 million in 1995 (excluding restructuring charges). Excluding foreclosed property expense and a $40 million charge to conform retirement benefits provided to foreign employees, noninterest expense decreased by approximately $16 million during the first half of 1996, when compared with the same 1995 period, primarily due to merger integration efforts and lower FDIC expenses. Additionally, the results for the first six months of 1996 include noninterest expense as a result of the acquisition of the U.S. Trust processing business in September 1995, which is largely offset by the absence of expenses due to the sale of the southern and central New Jersey banking operations in the fourth quarter of 1995.


                                                                Second Quarter                               Six Months
                                                     ---------------------------                  -------------------------
(in millions)                                             1996              1995                      1996             1995
                                                          ----              ----                      ----             ----


Salaries                                             $    1,046          $   1,007               $    2,122         $   2,004
Employee Benefits                                           225                246                      530               480
Occupancy Expense                                           207                218                      428               446
Equipment Expense                                           181                193                      365               391
Foreclosed Property Expense                                  (8)               (28)                     (17)              (53)
Other Expense                                               651                708                    1,311             1,411
                                                     ----------          ---------               ----------             -----
     Total Before Restructuring Charge                    2,302              2,344                    4,739             4,679
Restructuring Charge and Expenses                            22                 15                    1,678                15
                                                     ----------          ---------               ----------         ---------
     Total                                           $    2,324          $   2,359               $    6,417         $   4,694
                                                     ==========          =========               ==========         =========

The Corporation's efficiency ratio improved in the 1996 second quarter and first six months to 58.4% and 59.0%, respectively, from 63.2% and 65.2%, respectively, in 1995. The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense, and nonrecurring items. During the first six months of 1996, nonrecurring items reflected the receipt of interest related to Federal and State tax audit settlements, a loss on sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans. The 1995 first six months excluded the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.

Salaries and Employee Benefits
The increase in salaries for the 1996 second quarter and first six months was primarily due to higher incentive costs as a result of stronger earnings for most businesses. Also contributing to the increase in salaries was the vesting
in the first quarter of 1996 of  certain  stock-based   incentive  awards  due
to the improvement in the Corporation's stock price, the continued investment in the Corporation's securities underwriting business and the additional staff costs resulting from the U.S. Trust processing business acquisition in September 1995. Partially offsetting these increases were the impact of reductions of approximately 5,000 full-time equivalent employees since June 30, 1995 as well as the aforementioned sale of the southern and central New Jersey banking operations.

The following table presents the Corporation's full-time equivalent employees at the dates indicated.

                                                  June 30,        December 31,
                                                      1996                1995


Domestic Offices                                    58,136              60,904
Foreign Offices                                     10,692              11,792
                                                   -------            --------
     Total Full-Time Equivalent Employees           68,828              72,696
                                                   =======            ========

Employee benefits in the 1996 second quarter decreased $21 million from the prior-year's second quarter due to personnel reductions. The increase in employee benefits in the first six months of 1996 was primarily the result of a $40 million charge to conform retirement benefits provided to foreign employees, and other expenses associated with a newly consolidated foreign investment. Also impacting employee benefits was an increase in FICA expenses associated with the exercise of options granted under broad-based employee plans and the vesting of certain stock-based incentive awards in the first quarter of 1996.

Occupancy and Equipment Expense
Occupancy expense in the 1996 second quarter and first six months decreased by $11 million and $18 million, respectively, largely as a result of the consolidation of operations and branch facilities (from a previously announced program).

The lower level of equipment expense in both 1996 periods was primarily the result of expense reduction initiatives relating to software costs and equipment rentals.

Foreclosed Property Expense
Foreclosed property expense was a credit of $8 million compared with a credit of $28 million in the second quarter of 1995. For the first six months, foreclosed property expense was a credit of $17 million in 1996, compared with a credit of $53 million in 1995. The results reflect continued progress in reducing the Corporation's real estate portfolio as a result of improved real estate market conditions. The 1995 amounts included proceeds received from the sale of certain foreclosed properties previously written down.

Restructuring Charge
In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, $22 million of merger-related expenses were incurred in the 1996 second quarter and $28 million for the first six months of 1996 and were included in the restructuring charge and expenses caption on the income statement. For a further discussion of the restructuring charge, see Note 2 on page 8.

Management does not anticipate that the restructuring charge will have a material impact on the Corporation's future liquidity. Because of the inherent uncertainties associated with merging two large corporations, there can be no assurance that the $1.9 billion of merger-related costs will reflect the actual costs ultimately incurred by the Corporation in implementing the merger or that the Corporation would not deem it appropriate to take additional charges, as the merger implementation process continues.

Other Expense
The following table presents the components of other expense for the periods indicated.

                                                                      Second Quarter                           Six Months
                                                               --------------------------               ---------------------
(in millions)                                                    1995                1996               1996             1995
                                                                 ----                ----               ----             ----

Other Expense:
     Professional Services                                      $   141          $    142           $    270           $    277
     Marketing Expense                                               73               104                163                185
     FDIC Assessments                                                 1                55                  2                112
     Telecommunications                                              82                84                167                165
     Amortization of Intangibles                                     42                47                 85                 94
     All Other                                                      312               276                624                578
                                                                -------          --------           --------           --------
    Total                                                       $   651          $    708           $  1,311           $  1,411
                                                                =======          ========           ========           ========

Other expense decreased $57 million, or 8%, in the 1996 second quarter when compared with the second quarter of 1995. For the first six months of 1996, other expense decreased $100 million, or 7%, from the 1995 comparable period. The improvement reflected a $31 million decline in marketing expense in the 1996 second quarter primarily as a result of expense reduction initiatives. Lower FDIC assessments of $54 million in the second quarter of 1996 and $110 million for the first six months of 1996 resulted from the elimination of a FDIC assessment, with the exception of deposits associated with the acquisition of former savings and loan branches. Partially offsetting these declines were increases in other expenses largely as a result of the aforementioned acquisition from U.S. Trust and consolidation of a foreign investment.

Income Taxes
The Corporation recognized income tax expense of $524 million in the second quarter of 1996, compared with $471 million in the second quarter of 1995. For the first six months, the Corporation recorded income tax expense of $310 million in 1996, compared with $885 million in 1995. The 1996 six-month amount includes tax benefits related to the restructuring charge and aggregate tax benefits and refunds of $132 million. The Corporation's effective tax rates were 38.0% and 39.3% for the second quarters of 1996 and 1995, respectively, and were 38.0% (excluding the aforementioned tax benefits and refunds) and 39.1% for the first six months of 1996 and 1995, respectively.

- --------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
- --------------------------------------------------------------------------------

Profitability of the Corporation is tracked with an internal management information system that produces lines-of-business performance. The current presentation of lines-of-business results is based on uniform management accounting policies. Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization.

Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for losses, utilizing a risk-based methodology. Also incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, market, and operating/business -- within various businesses and assigns capital accordingly. A long-term expected tax rate is assigned in evaluating the Corporation's businesses.


                                                                            Regional and Consumer             Global
                                                   Global Bank                     Banking                   Services
                                           ------------------------      ------------------------       ------------------

For the three months ended June 30,            1996            1995           1996         1995           1996        1995
                                               ----            ----           ----         ----           ----        ----
 (in millions, except ratios)
Net Interest Income                        $      606      $      564    $    1,452    $   1,375        $   210    $    178
Noninterest Revenue                             1,038             888           533          539            306         265
Noninterest Expense                               753             724         1,102        1,223            397         355
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Margin                                  891             728           883          691            119          88
Credit Provision (a)                               61              73           345          270              4          --
Foreclosed Property Expense                        --              (1)           (4)         (12)            --          --
                                           ----------      ----------    -----------   ---------        -------    --------
Income Before Taxes                               830             656           542          433            115          88
Income Taxes                                      310             253           220          173             48          33
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Net Income                              520             403           322          260             67          55
Restructuring Charge & Expenses                    (5)             (9)           (6)          --             (2)         --
                                           -----------     -----------   -----------   ---------        --------   --------
Net Income                                 $      515      $      394    $      316    $     260        $    65    $     55
                                           ==========      ==========    ==========    =========        =======    ========

Average Assets                             $  208,286      $  187,537    $  110,767    $ 106,013        $ 9,699    $  9,592
Return on Common Equity (b)                     24.9%           21.5%         18.8%        14.8%          20.2%       16.0%
Return on Assets (b)                            1.00%            .86%         1.17%         .98%          2.78%       2.30%
Efficiency Ratio (c)                            45.8%           49.9%         55.5%        63.9%          76.9%       80.1%

                                                                       Terminal
                                                                 (LDC and Real Estate)             Total(d)
                                                               -----------------------    ------------------------

For the three months ended June 30,                               1996           1995         1996            1995
                                                                  ----           ----         ----            ----
(in millions, except ratios)

Net Interest Income                                            $    18        $    21    $   2,023      $    2,028
Noninterest Revenue                                                 (6)           (18)       1,931           1,726
Noninterest Expense                                                 14             16        2,310           2,372
                                                               -------        -------    ---------      ----------
Operating Margin                                                    (2)           (13)       1,644           1,382
Credit Provision (a)                                                23             (5)         250             195
Foreclosed Property Expense                                         (4)           (21)          (8)            (28)
                                                               -------        -------    ---------      ----------
Income (Loss) Before Taxes (Benefits)                              (21)            13        1,402           1,215
Income Taxes (Benefits)                                             (3)            10          532             477
                                                               -------        -------    ---------      ----------
Operating Net Income (Loss)                                        (18)             3          870             738
Restructuring Charge & Expenses                                     --             --          (14)             (9)
                                                               -------        -------    ---------      ----------
Net Income (Loss)                                              $   (18)       $     3    $     856      $      729
                                                               =======        =======    =========      ==========

Average Assets                                                 $ 4,295        $ 8,364    $ 317,579      $  308,346
Return on Common Equity (b)                                         NM             NM        19.0%           16.5%
Return on Assets (b)                                                NM             NM        1.10%            .96%
Efficiency Ratio (c)                                                NM             NM        58.4%           63.2%


(a) The provision is allocated to business units using a credit risk methodology applied consistently across the Corporation and a risk-grading system appropriate for a business unit's portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate results.
(b)   Based on annualized operating net income amounts.
(c) The computation of the efficiency ratio excludes restructuring charges, foreclosed property expense and, if applicable, nonrecurring items.
(d) Total column includes Corporate results. See description of Corporate results on page 30.
NM - Not meaningful.


                                                                            Regional and Consumer             Global
                                                   Global Bank                     Banking                   Services
                                           ------------------------      ------------------------       ------------------

For the six months ended June 30,              1996            1995           1996         1995           1996        1995
                                               ----            ----           ----         ----           ----        ----
 (in millions, except ratios)

Net Interest Income                        $    1,319      $    1,098    $    2,885    $   2,741        $   428    $    361
Noninterest Revenue                             2,049           1,488         1,106        1,049            606         521
Noninterest Expense                             1,508           1,436         2,236        2,439            778         699
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Margin                                1,860           1,150         1,755        1,351            256         183
Credit Provision (a)                              125             145           688          525              8          --
Foreclosed Property Expense                        --              (2)           (2)         (29)            --          --
                                           ----------      -----------   -----------   ---------        -------    --------
Income Before Taxes                             1,735           1,007         1,069          855            248         183
Income Taxes                                      646             379           430          341            105          69
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Net Income                            1,089             628           639          514            143         114
Restructuring Charge & Expenses                    (5)             (9)           (7)          --             (2)         --
Special Items (b)                                  --              51            --           --             --          --
                                           ----------      ----------    ----------    ---------        -------    --------
Net Income                                 $    1,084      $      670    $      632    $     514        $   141    $    114
                                           ==========      ==========    ==========    =========        =======    ========

Average Assets                             $  202,034      $  183,955    $  109,973    $  104,472       $ 9,769    $  9,594
Return on Common Equity (c)                     26.2%           16.5%         18.8%         14.8%         21.4%       16.7%
Return on Assets (c)                            1.08%            .69%         1.17%          .99%         2.94%       2.40%
Efficiency Ratio (d)                            44.8%           55.5%         56.0%         64.4%         75.2%       79.3%

                                                                       Terminal
                                                                 (LDC and Real Estate)             Total(e)
                                                              ------------------------    ------------------------

For the six months ended June 30,                                 1996           1995         1996            1995
                                                                  ----           ----         ----            ----
(in millions, except ratios)

Net Interest Income                                           $     45       $     51    $   4,135      $    4,055
Noninterest Revenue                                                (26)            40        3,860           3,198
Noninterest Expense                                                 29             35        4,716           4,732
                                                              --------       --------    ---------      ----------
Operating Margin                                                   (10)            56        3,279           2,521
Credit Provision (a)                                                39             (7)         495             380
Foreclosed Property Expense                                        (14)           (34)         (17)            (53)
                                                              --------       --------    ---------      ----------
Income (Loss) Before Taxes (Benefits)                              (35)            97        2,801           2,194
Income Taxes (Benefits)                                             (7)            44        1,064             857
                                                              --------       --------    ---------      ----------
Operating Net Income (Loss)                                        (28)            53        1,737           1,337
Restructuring Charge & Expenses                                     --             --       (1,040)             (9)
Special Items (b)                                                   --             --           70              51
Accounting Change                                                   --             --           --             (11)
                                                              --------       --------    ---------      ----------
Net Income (Loss)                                             $    (28)      $     53    $     767      $    1,368
                                                              ========       ========    =========      ==========

Average Assets                                                $  4,548       $  8,641    $ 315,252      $  303,847
Return on Common Equity (c)                                         NM             NM        18.5%           15.1%
Return on Assets (c)                                                NM             NM        1.11%            .89%
Efficiency Ratio (d)                                                NM             NM        59.0%           65.2%

(a) The provision is allocated to business units using a credit risk methodology applied consistently across the Corporation and a risk-grading system appropriate for a business unit's portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate results.
(b) Special items for the first six months of 1996 include the loss on the sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans as well as aggregate tax benefits and refunds. The 1995 first six months included the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.
(c)   Based on annualized operating net income amounts.
(d) The computation of the efficiency ratio excludes restructuring charges, foreclosed property expense, and the nonrecurring items discussed in (b) above.
(e) Total column includes Corporate results. See description of Corporate results on page 30.
NM - Not meaningful.

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

The Global Bank includes a dedicated Global Client Management organization (focusing on corporate clients, credit and general advisory); Global Investment Banking (including acquisition finance, syndicated finance, high-yield finance, private placements, leasing, mergers and acquisitions, and other global investment banking activities); Global Markets (foreign exchange dealing and trading, derivatives trading and structuring, including equity and commodity derivatives, risk management, securities structuring, underwriting, trading and sales, and the Corporation's funding and securities investment activities) and Chase Capital Partners (venture capital and mezzanine finance). In addition, the Global Asset Management and Private Banking group serves high net worth individuals worldwide with banking and investment services, including the Vista family of mutual funds and Vista unit trust funds. The Global Bank seeks to optimize its risk profile and profitability by emphasizing originations, underwriting, distribution and risk management products.

The Global Bank's operating net income in the second quarter of 1996 was $520 million, an increase of $117 million from the 1995 second quarter.
Return on equity in the second quarter of 1996 was 24.9%, compared with 21.5% in 1995. The Global Bank's operating net income of $1,089 million and return on equity of 26.2% for the first six months of 1996 increased from last year's results of $628 million and 16.5%, respectively. These favorable results were due primarily to higher trading-related revenue, strong growth in net interest income and an increase in corporate finance fees.

The following table sets forth the significant components of Global Bank's total revenue by business for the periods indicated.

                                                                Second Quarter                   Six Months
                                                              -------------------         ----------------------
(in millions)                                                 1996         1995             1996          1995
                                                              ----         ----             ----          ----

Total Revenue:
   Global Client Management and Investment Banking           $  578      $  538        $   1,162      $  1,060
   Global Markets                                               629         586            1,322           891
   Chase Capital Partners                                       212         152              460           277
   Global Asset Management & Private Banking                    219         177              416           346

Revenue from Global Client Management and Investment Banking increased $40 million, or 7%, in the 1996 second quarter and $102 million, or 10%, for the first six months of 1996 reflecting a higher level of investment banking activity including loan syndications, securities underwriting and advisory activity and new issues of high-yield bonds.

Trading-related revenue at Global Markets was higher in the second quarter of 1996 and the first six months of 1996 due to the particularly strong performance in the emerging markets. Also, the 1995 six-month results had been adversely affected by the major declines in the prices of emerging markets debt instruments during that period.

Revenue from Chase Capital Partners increased in the second quarter of 1996 and the first six months of 1996 due to higher revenue from equity-related investments reflecting a broad-based portfolio of investments in an active market.

Revenues at Global Asset Management and Private Banking increased $42 million, or 24%, in the 1996 second quarter and $70 million, or 20%, for the first six months of 1996, when compared to the same 1995 periods. The increase in the second quarter and first six months of 1996 reflects a $23 million gain on the sale of deposits as well as higher revenue in Latin America, growth in net interest income reflecting higher loan volume and an increase in trust fees related to the growth in the Vista mutual funds.

Regional and Consumer Banking
Regional and Consumer Banking includes Credit Cards (Chase cardmember services); Deposits and Investments (consumer banking and commercial and professional banking); Mortgage Banking; National Consumer Finance (home equity secured lending, student lending, and other consumer lending); International Consumer (consumer activities in Asia and Latin America); Middle Market and Community Development (regional commercial banking); Texas Commerce; and the Corporation's franchise in northeastern New Jersey, where it has 39 branches and private banking operations. The Corporation maintains a leading market share position in serving the financial needs of consumers, middle market commercial enterprises and small businesses in the New York metropolitan area. Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas and is the primary bank for more large corporations and middle market companies than any other bank in Texas.

Regional and Consumer Banking's operating net income of $322 million in the second quarter of 1996 increased $62 million from last year's second quarter results of $260 million due primarily to lower noninterest expense and higher net interest income, partially offset by a higher credit provision. For the first six months of 1996, Regional and Consumer's operating net income was $639 million, an increase of $125 million from the same period last year. This increase is due to lower noninterest expense and increases in net interest income and noninterest revenue, partially offset by a higher credit provision and an increase in foreclosed property expense. The decrease in noninterest expense for both the 1996 three months and six months periods is the result of reduced FDIC premium expense and the absence of expenses as a result of the sale of the southern and central New Jersey banking operations in the fourth quarter of 1995. The growth in net interest income for both 1996 periods reflects higher volumes at Credit Cards and Mortgage Banking; the higher credit provision is the result of the substantial growth in managed credit card outstandings.

The following table sets forth the significant components of Regional and Consumer Banking's total revenue by business for the periods indicated.

                                                                Second Quarter                  Six Months
                                                           ---------------------       -----------------------
(in millions)                                                 1996         1995             1996          1995
                                                              ----         ----             ----          ----

Total Revenue:
   Credit Cards                                            $   642       $ 572         $   1,280     $   1,136
   Deposits and Investments                                    471         463               933           931
   Mortgage Banking                                            152         164               318           304
   National Consumer Finance                                   151         130               301           257
   International Consumer                                       63          51               122           101
   Middle Market and Community Development                     223         225               463           448
   Texas Commerce                                              303         277               612           552

Credit Cards revenue increased $70 million, or 12%, in the second quarter of 1996. For the first six months of 1996, Credit Cards revenue rose $144 million, or 13%. The improvement in both 1996 periods compared with last year's results is due to higher net interest income, reflecting the substantial growth in the loan portfolio and the implementation of a risk-adjusted pricing policy for delinquent credit card receivables, and higher fee revenue reflecting increased receivables.

Deposits and Investments revenue increased $8 million, or 2%, in the 1996 second quarter and $2 million for the first six months of 1996, compared with the same periods in 1995. The slight improvement in revenue reflects growth in service charges on deposit accounts and trust fees in the first six months of 1996 and higher deposit volume in the second quarter of 1996.

Revenue from Mortgage Banking decreased $12 million in the second quarter of 1996 from the same period in 1995. For the first six months of 1996, Mortgage Banking revenue increased $14 million when compared with 1995. The decrease in the second quarter of 1996 is due to the 1995 second quarter being favorably affected by the implementation of SFAS 122 (relating to the accounting for originated mortgage servicing rights) and gains on the sale of mortgage servicing rights. The 1996 second quarter results were favorably affected by higher net interest income (resulting from a 21% increase in loan volume) and improved loan spreads. For the first six months of 1996, the increase in revenue is due to higher net interest income of $64 million (resulting from a 26% increase in loan volume) and improved loan spreads, partially offset by lower noninterest revenue due to the impact of SFAS 122 and a decline in the sale of mortgage servicing rights.

National Consumer Finance revenues increased $21 million, or 16%, in the 1996 second quarter and $44 million, or 17%, for the first six months of 1996, when compared with 1995. The favorable results in both 1996 periods is due to an increase in net interest income reflecting the strong growth in loan volume and higher retail banking fees.

The revenue for International Consumer increased $12 million in the second quarter of 1996 and $21 million for the first six months of 1996 when compared to the prior year periods. Improvement in both 1996 periods is due to higher net interest income reflecting increased loan volumes for residential mortgages and improved loan spreads.

Middle Market and Community Development revenues were essentially flat for the second quarter of 1996 and increased $15 million in the first six months of 1996, when compared with last year's results, primarily due to higher corporate finance fees.

Texas Commerce's revenue rose $26 million, or 9%, in the 1996 second quarter and $60 million, or 11%, for the first six months of 1996 when compared to prior year periods. The improvements were due to higher net interest income resulting from 14% growth in loan volume in the first six months of 1996. Also contributing to the 1996 six-month increase was a 5% increase in fee revenue. These favorable results were partially offset by higher foreclosed property expense in the first six months of 1996, as the first six months of 1995 reflected the recognition of recoveries from customers in the Texas real estate market.

Global Services
Global Services includes custody, cash management, payments, trade services, trust and other fiduciary services. The strategy for Global Services is to build world class product capabilities in transaction and information services. At June 30, 1996, the Corporation was custodian or trustee for approximately $3.5 trillion of assets. The operating net income for Global Services increased $12 million in the second quarter of 1996 and $29 million for the first six months of 1996 when compared with the same 1995 periods. Improvement in both 1996 periods is due primarily to increases in noninterest revenue and net interest income partially offset by higher noninterest expense, all which resulted from the acquisition of the securities processing businesses of U.S. Trust in September 1995. Furthermore, the increases in noninterest revenue in both periods reflect higher fee revenue as a result of earnings growth in custody services, and the increase in net interest income reflects higher investable balances.

Terminal Businesses (LDC and Real Estate)
Terminal Businesses represents discontinued portfolios, which are primarily refinancing country debt and the Corporation's commercial real estate problem asset and nonperforming portfolio, primarily at The Chase Manhattan Bank, N.A. and Chemical Bank. Terminal businesses had net losses of $18 million for the second quarter of 1996 and $28 million for the first six months of 1996, compared with net income of $3 million in last year's second quarter and $53 million the first six months of 1995. The 1996 second quarter results include a $30 million loss related to the disposition of available-for-sale emerging markets securities compared with a $50 million loss from sales of such securities in last year's second quarter. For the first six months of 1996, the results include a $65 million loss related to the disposition of available-for-sale emerging markets securities, compared with $26 million in losses from the sales of such securities last year.

Corporate
Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; the impact of credit card securitizations; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate had a net loss of $22 million for the 1996 second quarter, a decrease of $39 million from last year's second quarter. For the first six months of 1996, Corporate had a net loss of $1,062 million including the restructuring charge of $1,026 million (after-tax) related to the merger and the following special items: $132 million (after-tax) in tax refunds and benefits; $37 million loss (after-tax) on the sale of a building in Japan and $25 million loss (after-tax) related to the costs incurred in combining the Corporation's foreign retirement plans. For the six months of 1995, Corporate had net income of $17 million which included an $11 million after-tax charge due to the adoption of SFAS 106 for its foreign plans.

- --------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
- --------------------------------------------------------------------------------

The following discussion of the Corporation's credit risk management focuses primarily on developments since December 31, 1995. A discussion of the Corporation's procedures for the management of its credit risk is provided on pages 31-32 of the Corporation's 1995 Annual Report. A description of the Corporation's accounting policies for its nonperforming loans, renegotiated loans and assets acquired as loan satisfactions is provided in Note One of the Notes to the Consolidated Financial Statements on page 57 of the Corporation's 1995 Annual Report.

Loan Portfolio
The Corporation's loans outstanding totaled $151.3 billion at June 30, 1996, an increase from $150.2 billion at the 1995 year-end, and $149.5 billion at June 30, 1995. The growth in loans outstanding from December 31,1995 and June 30, 1995 reflects increases in both the consumer and commercial loan portfolios (excluding commercial real estate), partially offset by a decline in credit card balances resulting from securitizations completed during the first half of 1996.

The Corporation's nonperforming assets at June 30, 1996 were $1,639 million, down $25 million from the 1995 year-end level and $372 million, or 18%, from last year's comparable quarter. The reduction in nonperforming assets reflects the ongoing improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and the Corporation's continuing loan workout and collection activities.

Total net charge-offs were $250 million in the second quarter of 1996, compared with $222 million in the 1995 second quarter. For the first six months, net charge-offs were $597 million in 1996, compared with $429 million in 1995. The 1996 amount included a charge of $102 million, recorded in the 1996 first quarter, related to conforming the credit card charge-off policies of Chase and Chemical. Total net charge-offs (on a managed basis) were $386 million in the 1996 second quarter, compared with $256 million in the second quarter of 1995. For the first six months, total net charge-offs were $839 million in 1996, compared with $494 million in 1995.

The following table presents the Corporation's loan and nonperforming asset balances by portfolio at the dates indicated and the related net charge-off amounts for the periods indicated. Additionally, loans which were past due 90 days and over as to principal or interest but not characterized as nonperforming are also included in the table.


                                                               Loans                                  Nonperforming Assets
                                          ------------------------------------------         -----------------------------------

                                             June 30,         Dec 31,       June 30,         June 30,       Dec 31,     June 30,
                                                 1996            1995           1995             1996          1995         1995
                                          -----------      ----------     ----------         --------      --------     --------
(in millions)

Domestic Consumer:
Residential Mortgage(a)                   $    35,388     $   34,060     $    32,208         $    241      $    238     $    224
Credit Card                                    11,447         17,078          15,898               --            --           --
Auto Financings                                11,262          8,327          10,058               28            20           10
Other Consumer(b)                              10,674          9,966           9,198               11            19           24
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic Consumer                      68,771         69,431          67,362              280           277          258
                                          -----------     ----------     -----------         --------      --------     --------
Domestic Commercial:
Commercial and Industrial                      32,429         32,276          31,731              514           496          516
Commercial Real Estate(c)                       6,556          6,660           7,559              439           375          577
Financial Institutions                          5,741          5,714           5,527               --             2           25
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic Commercial                    44,726         44,650          44,817              953           873        1,118
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic                              113,497        114,081         112,179            1,233         1,150        1,376
                                          -----------     ----------     -----------         --------      --------     --------
Foreign, primarily Commercial                  37,777         36,126          37,324              265           343          488
                                          -----------     ----------     -----------         --------      --------     --------
Total Loans                               $   151,274     $  150,207     $   149,503            1,498         1,493        1,864
                                          ===========     ==========     ===========         --------      --------     --------
Assets Acquired as Loan Satisfactions                                                             141           171          147
                                                                                             --------      --------     --------
Total Nonperforming Assets                                                                   $  1,639     $   1,664     $  2,011
                                                                                             ========     =========     ========

                                                                                                       Past Due 90 Days and Over
                                                          Net Charge-offs                                   & Still Accruing
                                     -----------------------------------------------------       ----------------------------------

                                                                        Six Months Ended
                                              Second Quarter                 June 30,            June 30,      Dec 31,      June 30
                                          1996           1995           1996         1995            1996         1995         1995
                                    ----------       --------         ------      -------         -------      -------      -------
(in millions)

Domestic Consumer:
Residential Mortgage(a)               $      7      $      19       $     15     $     31       $      14    $      12      $    12
Credit Card                                145            173            310          331             221          352          309
Auto Financings                              7              4             15            8              16           15           10
Other Consumer(b)                           33             24             62           51             148          149          127
                                     ---------      ---------       --------     --------       ---------    ---------      -------
  Total Domestic Consumer                  192            220            402          421             399          528          458
                                     ---------      ---------       --------     --------       ---------    ---------      -------
Domestic Commercial:
Commercial and Industrial                   46             (1)            94           22              35           38           49
Commercial Real Estate(c)                   30             15             26           14              36           54           49
Financial Institutions                      --             --             --           (5)             --           --           --
                                     ---------      ---------       --------     ---------      ---------    ---------      -------
  Total Domestic Commercial                 76             14            120           31              71           92           98
                                     ---------      ---------       --------     --------       ---------    ---------      -------
  Total Domestic                           268            234            522          452             470          620          556
                                     ---------      ---------       --------     --------       ---------    ---------      -------
Foreign, primarily Commercial              (18)           (12)           (27)         (23)             16           44          167
                                     ---------      ---------       --------     --------       ---------    ---------      -------
Total Loans                                250            222            495          429       $     486    $     664      $   723
                                     ---------      ---------       --------     --------       =========    =========      =======
Charge Related to Conforming
  Credit Card Charge-off Policies           --             --            102           --
                                     ---------      ---------       --------     --------
Total                                $     250      $     222       $    597     $    429
                                     =========      =========       ========     ========

(a)  Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance) and student loans. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $104 million, $107 million, and $87 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

Domestic Consumer Portfolio
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, auto financings and other consumer loans. The domestic consumer loan portfolio totaled $68.8 billion at June 30, 1996, a decrease of $0.6 billion from the 1995 year-end but an increase of $1.4 billion from $67.4 billion at June 30, 1995. Domestic consumer loans were 45% of the total loan portfolio at June 30, 1996.

Residential Mortgage Loans: Residential mortgage loans at June 30, 1996 were $35.4 billion, an increase of $1.3 billion from the 1995 year-end and an increase of $3.2 billion from June 30, 1995, primarily reflecting an increase in adjustable-rate loan outstandings.

Total nonperforming residential mortgage loans at June 30, 1996 were $241 million, compared with $238 million at December 31, 1995 and $224 million at June 30, 1995. At June 30, 1996, nonperforming domestic residential mortgage loans as a percentage of the domestic residential mortgage portfolio was 0.68%, compared with 0.70% at both the 1995 year-end and at June 30, 1995. Total net charge-offs of residential mortgage loans were $7 million in the second quarter of 1996, a decrease of $12 million from the 1995 comparable period. For the first six months of 1996, such total net charge-offs were $15 million, a 52% decline from $31 million for the first six months of 1995. For the first six months, the percentage of net charge-offs to average residential mortgage loan outstandings was 0.09% in 1996, down from 0.21% in 1995.

The Corporation's residential mortgage servicing portfolio amounted to $133.3 billion at June 30, 1996, compared with $125.5 billion at June 30, 1995. A discussion of the Corporation's mortgage servicing and loan origination activities is included on page 34 of the Corporation's 1995 Annual Report. The following table presents the residential mortgage servicing portfolio activity for the periods indicated.


                                                               Second Quarter                             Six Months
                                                      ------------------------------         -----------------------------
  (in billions)                                             1996                1995              1996               1995
                                                            ----                ----              ----               ----
Balance at Beginning of Period                        $    133.1          $     119.7         $   132.1          $    118.3
  Originations                                               8.1                  6.9              15.6                 9.5
  Acquisitions                                              --                    5.4               1.1                 9.2
  Repayments and Sales                                      (7.9)                (6.5)            (15.5)              (11.5)
                                                      ----------          -----------         ---------          ----------
Balance at June 30,                                   $    133.3          $     125.5         $   133.3          $    125.5
                                                      ==========          ===========         =========          ==========

Mortgage servicing rights (included in other assets) amounted to $1,207 million at June 30, 1996, compared with $1,122 million at June 30, 1995, reflecting the corresponding increase in the Corporation's residential mortgage servicing portfolio and the aforementioned adoption of SFAS 122. The Corporation uses
derivative   contracts  (interest  rate  swaps and  purchased  option
contracts) to manage the risk associated with its mortgage servicing portfolio. At June 30, 1996, the carrying value of such derivative contracts was $30 million, and gross unrecognized gains and losses were $10 million and $84 million, respectively, resulting in an estimated negative fair value of $44 million.

Credit Card Loans: The Corporation evaluates its credit card exposure based on its "managed receivables" which include credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During the 1996 second quarter, the Corporation securitized $2.9 billion of credit card receivables, compared with $1.5 billion in the 1995 second quarter. During the first six months of 1996, the Corporation securitized $5.8 billion of credit card receivables, compared with $2.5 billion in the same 1995 period. For the second quarter of 1996, average managed receivables were $23.3 billion, compared with $20.3 billion in the 1995 second quarter, reflecting the continued growth in credit card outstandings.

The following table presents the Corporation's average managed credit card receivables, the amount of these receivables past due 90 days and over and accruing, net charge-offs and related ratios for the managed credit card portfolio for the periods indicated.

                                                                     As of or For The                        As of or For The
                                                                    Three Months Ended                       Six Months Ended
                                                                         June 30,                                June 30,
                                                               ---------------------------              --------------------------
(in millions)                                                        1996             1995                  1996              1995
                                                                     ----             ----                  ----              ----

Average Managed Credit Card Receivables                       $    23,348       $   20,255              $ 23,296       $    19,768
Past Due 90 Days & Over and Accruing                          $       461       $      390              $    461       $       390
   As a Percentage of Average Credit Card Receivables                1.97%            1.93%                 1.98%             1.97%
Net Charge-offs                                               $       279(a)    $      207              $    549(a)    $       396
   As a Percentage of Average Credit Card Receivables                4.78%            4.09%                 4.71%             4.01%

(a) Excludes a charge related to conforming the credit card charge-off policies of Chase and Chemical.

The increases in net charge-offs on managed credit card receivables for both the three-month and six-month periods ending June 30, 1996, when compared with the same 1995 periods, reflect growth in average managed credit card outstandings and continuing higher levels of personal bankruptcies. Management currently expects that the Corporation's credit card net charge-offs, as a percentage of average managed credit card receivables, for full year 1996 will be higher than the 1996 second quarter net charge off percentage, but will be lower than 5% (as compared with approximately 4.0% for full year 1995), principally as a result of
(i) continuing higher levels of personal bankruptcies and delinquency charge-offs in 1996 when compared to 1995 levels and (ii) slower growth in credit card outstandings in 1996 than previously anticipated.

Credit Card Securitizations: For a discussion of the Corporation's credit card securitizations, see page 35 of the Corporation's 1995 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items for the periods indicated.

Favorable (Unfavorable) Impact                                   Second Quarter                       Six Months
                                                          --------------------------           ------------------------
(in millions)                                                 1996              1995              1996             1995
                                                              ----              ----              ----             ----

Net Interest Income                                       $   (208)        $     (77)          $   (395)        $  (134)
Provision for Losses                                           156                34                261              65
Credit Card Revenue                                             47                41                122              67
Other Revenue                                                    8                10                 11              17
                                                          --------         ---------           --------         -------
Pre-tax Income (Loss) Impact of Securitizations           $      3         $       8           $     (1)        $    15
                                                          ========         =========           ========         =======

Auto Financings and Other Consumer Loans: These consumer loans consist of auto loans and leases, installment loans (direct and indirect types of consumer finance) and student loans.

Auto  financings were $11.3 billion at June 30, 1996, up from $8.3 billion at December 31, 1995 and $10.1 billion at June 30, 1995. The increase in auto financings reflected stronger demand during both periods, partially offset by securitizations of auto loans. The Corporation securitized approximately $3.0 billion of auto loans during the last two quarters of 1995 and approximately $1.5 billion during the 1996 first six months. Net charge-offs of auto financings were $7 million in the 1996 second quarter, compared with $4 million in the same period in 1995. For the first six months, net charge-offs of auto financings were $15 million in 1996, compared with $8 million in 1995.

Other consumer loans were $10.7 billion at June 30, 1996, compared with $10.0 billion at December 31, 1995, and $9.2 billion at June 30, 1995. Net charge-offs of other consumer loans were $33 million in the second quarter of 1996, compared with $24 million in the 1995 comparable period. Net charge-offs of other consumer loans in the first six months of 1996 were $62 million, compared with $51 million in the comparable 1995 period.

Domestic Commercial Portfolio
Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $32.4 billion at June 30, 1996, an increase from $32.3 billion at December 31, 1995 and $31.7 billion at June 30, 1995. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry. At June 30, 1996, the largest industry concentration in this portfolio was to the oil and gas industry which approximated $2.6 billion, or 1.7% of the Corporation's total loan portfolio.

Nonperforming domestic commercial and industrial loans were $514 million at June 30, 1996, compared with $516 million at June 30, 1995. In the second quarter of 1996, the Corporation had net charge-offs of $46 million, compared with net recoveries of $1 million in the second quarter of 1995. For the first six months, such net charge-offs were $94 million in 1996, compared with $22 million in 1995.

Management believes that the credit quality of the Corporation's commercial and industrial loan portfolio will remain relatively stable in 1996, as compared with 1995 (although it expects to have higher net charge-offs in its commercial and industrial loan portfolio in 1996 - rather than net recoveries of $4 million as it did in 1995 - because of lower gross recoveries).

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $6.6 billion at June 30, 1996, a decrease from $6.7 billion at December 31, 1995 and from $7.6 billion at June 30, 1995. The decreases are principally attributable to repayments from borrowers.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                                    June 30,          December 31,            June 30,
   (in millions)                                                        1996                  1995                1995
                                                                  ----------          ------------         -----------

Commercial Mortgages                                              $   5,327             $    5,512         $     6,055
Construction                                                          1,229                  1,148               1,504
                                                                  ---------             ----------         -----------
Total Domestic Commercial Real Estate Loans                       $   6,556             $    6,660         $     7,559
                                                                  =========             ==========         ===========

Nonperforming domestic commercial real estate loans were $439 million at June 30, 1996, a 17% increase from the December 31, 1995 level, but a decrease of $138 million, or 24%, from June 30, 1995. The improvement in nonperforming domestic commercial real estate asset levels since June 30, 1995 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities. The increase from the 1995 year-end resulted from the classification of two large retail-related loans as nonperforming in the first quarter of 1996.

Net charge-offs of domestic commercial real estate loans in the second quarter of 1996 totaled $30 million, compared with $15 million in the same period a year ago. For the first six months, such net charge-offs were $26 million in 1996, compared with $14 million in 1995.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $5.7 billion, or 4% of total loans outstanding, at June 30, 1996, unchanged from December 31, 1995 and an increase from $5.5 billion at June 30, 1995. Loans to domestic financial institutions are predominantly secured loans to broker-dealers, domestic commercial banks and domestic branches of foreign banks.

Foreign Portfolio
Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to governments and official institutions, and consumer loans. At June 30, 1996, the Corporation's total foreign loans were $37.8 billion, compared with $36.1 billion at December 31, 1995 and $37.3 billion at June 30, 1995.

Included in foreign loans were foreign commercial and industrial loans of $23.9 billion at June 30, 1996, an increase of $3.1 billion from the 1995 year-end and an increase of $3.5 billion from June 30, 1995. The majority of the increase at June 30, 1996 related primarily to loans which were short-term in nature and, therefore, do not add significant credit risk to the portfolio since these loans are generally due within a year. Total foreign commercial real estate loans at June 30, 1996 were $0.8 billion, unchanged from each of December 31, 1995 and June 30, 1995.

Foreign nonperforming loans at June 30, 1996 were $265 million, a decrease from $343 million at December 31, 1995 and from $488 million at June 30, 1995. Net recoveries of foreign loans were $18 million in the second quarter of 1996, compared with net recoveries of $12 million in the 1995 second quarter. In the first six months of 1996, net recoveries of foreign loans were $27 million, compared with $23 million in the first six months of 1995.

Assets Held for Accelerated Disposition
For a discussion of the Corporation's Assets Held for Accelerated Disposition portfolio, reference is made to page 38 of the Corporation's 1995 Annual Report.

The following table presents the reconciliation of Assets Held for Accelerated Disposition for the periods indicated.


                                                 For the Six Months Ended
                                                       June 30,
                                                 ------------------------
Carrying Value (in millions)                       1996          1995
                                                -------       -------

Balance at January 1,                           $   412       $   526
  Additions                                          --            --
  Sales                                            (242)         (286)
                                                -------       -------
Balance at June 30, (a)                         $   170       $   240
                                                =======       =======

(a) Includes $170 million and $8 million of loans that were performing at June 30, 1996 and 1995, respectively.

Derivative and Foreign Exchange Financial Instruments
In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. For a discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities, including the notional amounts and credit exposure outstandings as well as the credit and market risks involved, see Notes 4 and 10 of this Form 10-Q and pages 38-44 and 55-56 of the Corporation's 1995 Annual Report.

Many of the Corporation's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 1996 and December 31, 1995. Percentages are based upon remaining contract life of positive mark-to-market exposure amounts.

                                           At June 30, 1996                              At December 31, 1995
                               ---------------------------------------          --------------------------------------
                                 Interest        Foreign                          Interest       Foreign
                                     Rate       Exchange                              Rate      Exchange
                                Contracts      Contracts         Total           Contracts     Contracts         Total
                               -----------     ---------         -----          ----------     ---------         -----
Less than 3 months                    16%            54%           31%                 11%           55%           29%
3 to 6 months                          8             23            14                   8            27            15
6 to 12 months                         9             19            13                   8            13            10
1 to 5 years                          51              4            32                  45             5            29
Over 5 years                          16             --            10                  28            --            17
                                    ----           ----          ----               -----          ----          ----
Total                                100%           100%          100%                100%          100%          100%
                                    ====           ====          ====               =====          ====          ====

The  Corporation   routinely   enters  into  derivative  and  foreign   exchange
transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At June 30, 1996, approximately 91% of the mark-to-market exposure of such transactions was with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions accounted for only approximately 9% of the Corporation's derivative and foreign exchange mark-to-market exposure.

The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at June 30, 1996.

Allowance for Credit Losses
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at June 30, 1996 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

During the 1996 first six months, the Corporation incurred a charge of $102 million against its allowance for credit losses as a result of conforming charge-off policies with respect to credit card receivables.

The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the first six months of 1996 and 1995. Additionally, at June 30, 1996 and 1995, nonperforming derivatives contracts were immaterial.

The accompanying table reflects the activity in the Corporation's allowance for credit losses for the periods indicated.

                                                                   Second Quarter                    Six Months
                                                            --------------------------     ----------------------------
(in millions)                                                   1996            1995           1996            1995
                                                            -----------     ----------     -----------      -----------
    Total Allowance at Beginning of Period                  $    3,683      $   3,874      $    3,784       $   3,894
    Provision for Losses                                           250            195             495             380
    Charge-Offs                                                   (318)          (323)           (630)           (606)
    Recoveries                                                      68            101             135             177
                                                            ----------      ---------      ----------       ---------
      Subtotal Net Charge-Offs                                    (250)          (222)           (495)           (429)
    Charge Related to Conforming Credit
      Card Charge-off Policies                                     ---            ---            (102)             --
                                                            ----------      ---------      ----------       ---------
    Total Net Charge-offs                                         (250)          (222)           (597)           (429)
    Other                                                            9             (1)             10               1
                                                            ----------      ---------      ----------       ---------

    Total Allowance at End of Period                        $    3,692      $   3,846      $    3,692       $   3,846
                                                            ==========      =========      ==========       =========

The following table presents the Corporation's allowance coverage ratios at June 30, 1996, December 31, 1995 and June 30, 1995.

Allowance Coverage Ratios
- -------------------------

                                       June 30,      December 31,      June 30,
For the Period Ended:                     1996               1995          1995
                                       -------       ------------      --------

Allowance for Credit Losses to:
    Loans at Period-End                  2.44%              2.52%         2.57%
    Average Loans                        2.46               2.58          2.67
    Nonperforming Loans                246.46             253.45        206.33

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

                                [GRAPH NUMBER 1]

The preceding chart contains a histogram of the Corporation's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the twelve months ended June 30, 1996, which captures the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $22 million band centered on the daily average amount of $8 million. For the twelve months ended June 30, 1996, the Corporation posted positive daily market risk-related revenue for 243 out of 259 business trading days for international and domestic units. For 231 of the 259 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million to positive $15 million range, which is representative of the Corporation's emphasis on non-proprietary activities, including market-making, sales and arbitrage. For a further discussion of measuring market risk, see pages 40-41 of the Corporation's 1995 Annual Report.

Asset/Liability Management
The objective of the ALM process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The Corporation's net interest income is affected by changes in the level of market interest rates based upon differences in timing between the contractual maturity or the repricing (the "repricing") of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be managed by altering the repricing of the Corporation's assets or liabilities, and with the use of derivative instruments. For a further discussion of the Corporation's ALM process and the derivative instruments used in its ALM activities, see pages 41-44 and Note Eighteen of the Corporation's 1995 Annual Report. A discussion of the accounting policies relating to derivatives used for ALM activities is provided in Note One of the Corporation's 1995 Annual Report.

Measuring Interest Rate Sensitivity:
One tool used by management to measure the interest rate sensitivity of the Corporation is aggregate net gap analysis, an example of which is presented below. Assets and liabilities are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific repricing dates exist are placed in gap intervals based on management's judgment and statistical analysis concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

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


Condensed Interest Sensitivity Table
- ------------------------------------
(in millions)                                      1-3           4-6            7-12           1-5          Over
At June 30, 1996                                  Months        Months         Months         Years       5 Years       Total
                                              -----------   -----------    -----------    ----------    -----------    -------

Balance Sheet                                 $  (15,742)   $    1,409     $   (1,504)    $  32,557     $  (16,720)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                    3,811         2,410         (1,216)       (8,416)         3,411         ---
Interest-Rate Sensitivity Gap                    (11,931)        3,819         (2,720)       24,141        (13,309)        ---
Cumulative Interest-Rate
  Sensitivity Gap                                (11,931)       (8,112)       (10,832)       13,309            ---         ---
% of Total Assets                                     (4)%          (3)%           (3)%           4%           ---         ---

(in millions)                                       1-3          4-6            7-12           1-5         Over
At December 31, 1995                              Months        Months         Months         Years      5 Years        Total
                                              -----------    ----------    -----------    ----------    -----------    -------

Balance Sheet                                 $  (18,402)   $    2,454     $     (800)    $  32,239     $  (15,491)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                     (787)         (799)        (3,137)       (1,945)         6,668         ---
Interest-Rate Sensitivity Gap                    (19,189)        1,655         (3,937)       30,294         (8,823)        ---
Cumulative Interest-Rate
  Sensitivity Gap                             $  (19,189)   $  (17,534)    $  (21,471)    $   8,823     $      ---         ---
% of Total Assets                                     (6)%          (6)%           (7)%           3%           ---         ---

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forwards, forward rate agreements and options, that are used as part of the Corporation's overall asset/liability management activities.

At June 30, 1996, the Corporation had $10,832 million more liabilities than assets repricing within one year (including net repricing effect of derivative positions), amounting to 3% of total assets. This compares with $21,471 million, or 7% of total assets, at December 31, 1995.

At June 30, 1996, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, earnings at risk to an immediate 100 basis point rise in market interest rates over the next twelve months was estimated to be slightly over 2% of projected 1996 after-tax net income excluding the restructuring charge. At December 31, 1995, the Corporation's earnings at risk to a similar increase in market rates was estimated at approximately 3% of projected after-tax net income excluding the restructuring charge. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

The following table summarizes the outstanding ALM interest rate swap notional amounts at June 30, 1996, by twelve-month intervals (i.e., July 1, 1996 to June 30, 1997). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received and paid on such swaps are presented for each twelve-month interval. The three-month London Interbank Offered Rate (LIBOR), provided for reference in the following table, reflects the average implied forward yield curve for that index as of June 30, 1996. However, actual repricings will be based on the applicable rates in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. The Corporation expects the impact of any interest rate changes to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.


Outstanding Interest Rate Swaps Notional Amounts and Receive/Pay Rates by Yearly Intervals
- ------------------------------------------------------------------------------------------

For the twelve-month period beginning July 1,
(in millions)                           1996              1997              1998             1999              2000      Thereafter
                                 -----------      ------------      ------------     ------------       -----------      ----------


Receive fixed swaps
Notional amount                  $  33,033        $   24,457        $   18,419       $   15,463        $   13,371       $    9,597
Weighted-average Fixed rate           6.29%             6.09%             6.57%            6.86%             6.59%            6.58%

Pay fixed swaps
Notional amount                  $  40,242        $   27,941        $   21,417       $   12,326        $    8,604       $    4,967
Weighted-average Fixed rate           6.39%             6.44%             6.50%            6.68%             6.69%            6.86%

Basis Swaps
Notional amount                  $  23,492        $   18,929        $   12,803       $    1,039        $      751       $      601

Average Three-Month Implied
 Forward LIBOR Rates                  6.04%             6.59%             6.80%            7.03%             7.18%            7.45%
                                 ---------        ----------        ----------       ----------        ----------       ----------

Total Notional
  Amount (a)                     $  96,767        $   71,327        $   52,639       $   28,828        $   22,726       $   15,165
                                 =========        ==========        ==========       ==========        ==========       ==========

(a) At June 30, 1996, approximately $13 billion of notional amounts are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $4 billion is expected to mature in the twelve month period beginning July 1, 1996, $2 billion for the twelve month period beginning July 1, 1997, with the remaining $7 billion on July 1, 1998 and thereafter.

The following table summarizes the Corporation's assets and liabilities at June 30, 1996 with the notional amount of related derivatives used for ALM purposes.

Derivative Contracts and Related Balance Sheet Positions                                 Notional Amount (a)
- --------------------------------------------------------                       ----------------------------------
                                                             Balance              Interest             Other ALM
(in millions)                                             Sheet Amount           Rate Swaps          Contracts(b)
                                                       ---------------         ------------         -------------

Deposits with Banks                                    $      5,805            $      503           $        129
Securities - Available for Sale                              37,855                 6,827                  4,770
Loans                                                       151,274                40,949                 68,614
Other Assets                                                 19,714                 3,050                  3,455
Deposits                                                    168,343                27,215                 80,316
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                54,584                    --                 10,210
Long-Term Debt                                               12,770                 5,596                    290

(a) At June 30, 1996, notional amounts of approximately $13 billion for interest rate swaps and $1 billion for other ALM contracts, both of which are used in place of cash market instruments, have been excluded from the above table.
(b)  Includes futures, forwards, forward rate agreements and options.

Approximately $6.5 billion notional amount of derivatives related to mortgage servicing assets and approximately $15.6 billion notional amount of derivatives related to mortgage and consumer loans held for sale were outstanding at June 30, 1996. The weighted average maturity of contracts linked to mortgage servicing assets is approximately four years. Contracts related to loans held for sale generally mature within one year.

The Corporation's ALM derivative activities, whereby derivative instruments alter the yield on certain of the Corporation's assets and liabilities, had an unfavorable $46 million impact on the Corporation's net interest income in the second quarter of 1996, compared with a favorable impact of $27 million for the second quarter of 1995. For the first six months, the unfavorable impact on net interest income was $35 million in 1996, compared with a favorable impact of $81 million in 1995.

The  following  table  reflects  the  deferred   gains/losses  and  unrecognized
gains/losses of the Corporation's ALM derivative contracts for June 30, 1996 and December 31, 1995.

                                                 June 30,      December 31,
(in millions)                                        1996              1995       Change
                                               ----------      ------------       ------

ALM Derivative Contracts:
  Net Deferred Gains (Losses)                  $     (68)       $   (98)        $    30
  Net Unrecognized Gains (Losses)(a)                (577)           184            (761)
                                               ---------        -------         -------
      Net ALM Derivative Gains (Losses)        $    (645)       $    86         $  (731)
                                               =========        =======         =======

(a) The June 30, 1996 amount includes $74 million in net unrecognized losses from derivatives related to mortgage servicing rights, and $2 million in net unrecognized losses from daily margin settlements on open futures contracts. At December 31, 1995, there was $69 million in net unrecognized gains from derivatives related to mortgage servicing rights and $99 million in net unrecognized losses from daily margin settlements on open future contracts.

The net deferred losses at June 30, 1996 are expected to be amortized as yield adjustments in interest income or interest expense, as applicable, over the periods reflected in the following table.

Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts
(in millions)
- -------------------------------------------------------------------
1996                                                       $     17
1997                                                              1
1998                                                            (48)
1999                                                            (50)
2000                                                            (54)
2001 and After                                                   66
                                                           --------
    Total                                                  $    (68)
                                                           ========

The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income over the periods indicated in the following table.

Amortization of Premiums on Open ALM Option Contracts
(in millions)
- -------------------------------------------------------------------
1996                                                        $    21
1997                                                             29
1998                                                             27
1999                                                             35
2000                                                             33
2001 and After                                                   49
                                                           --------
    Total                                                  $    194
                                                           ========

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

Capital
The Corporation's level of capital at June 30, 1996 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios were 7.96% and 11.82%, respectively. These ratios, as well as the leverage ratio, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary as well as the Corporation's investment in such subsidiary. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios.

Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) decreased by $176 million during the first six months of 1996 to $28.1 billion at June 30, 1996, primarily due to the impact of the merger-related restructuring charge. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses.

During the first six months of 1996, the Corporation issued 15.7 million shares of common stock and repurchased approximately 13.5 million shares of its outstanding common stock in the open market. These repurchases were largely undertaken to meet the needs of the Corporation's employee stock option and incentive plans. The Corporation has revised its previously announced buy-back program to terminate at September 30, 1996 and to provide that purchases of shares of common stock of the Corporation under the plan to such date would be in accordance with the pooling-of-interests accounting rules. As a result of calculating the number of "tainted" shares held in the Corporation's treasury after merger-consummation date in accordance with a recent clarification statement of Staff Accounting Bulletin No. 96 (SAB 96), the Corporation would have authority to repurchase during the third quarter of 1996 an additional
2.0 million shares of its common stock. The Corporation expects it will issue more than such amount of its common stock during this period as a result of exercises by its employees of options issued under the Corporation's various employee benefit programs. Accordingly, the Corporation expects the number of common shares outstanding in the third quarter of 1996 to be somewhat higher than the 1996 second quarter. For a further discussion see Note 3 of this Form 10-Q.

The Corporation raised the cash dividend on its common stock to $.56 per share, an increase from $.50 per share, in the first quarter of 1996. Management's current expectation is that the dividend policy of the Corporation will generally be to pay a common stock dividend equal to approximately 25-35% of the Corporation's net income (excluding restructuring charges) less preferred dividends. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

Total  stockholders'  equity at June 30, 1996 was $20.3  billion,  compared with
$20.8  billion at December 31, 1995.  The $496  million  decrease  from the 1995 year-end primarily reflects the after-tax impact of the merger-related restructuring charge and expenses ($1,040 million), a $403 million unfavorable impact on the fair value of available-for-sale securities accounted for under SFAS 115 and the effects of common and preferred stock dividends totaling $681 million. These declines were partially offset by $1,807 million of net income generated during the first six months of 1996 before the restructuring charge.

The tables which follow set forth various capital ratios and components of capital at the dates indicated.

Capital Ratios
- --------------
                                                                                                              Minimum
                                                              June 30,            December 31,              Regulatory
                                                                  1996                    1995              Requirement
                                                              --------            ------------            -------------
Tier 1 Capital Ratio (a)(c)                                      7.96%                   8.22%                   4.00%
Total Capital Ratio (a)(c)                                      11.82                   12.27                    8.00
Tier 1 Leverage Ratio (b)(c)                                     6.56                    6.68              3.00 -5.00
Common Stockholders' Equity to Total Assets                      5.49                    5.98                    --
Total Stockholders' Equity to Total Assets                       6.32                    6.85                    --

(a) Tier 1 Capital or Total Capital divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.
(b)   Tier 1 Capital divided by adjusted average assets.
(c) Including the Corporation's securities subsidiary, the June 30, 1996 Tier 1 Capital,Total Capital and Tier 1 Leverage ratios were 8.14%, 12.28% and 6.22%, respectively, compared with 8.37%, 12.67% and 6.27%, respectively, at December 31, 1995.

Components of Capital
- ---------------------
                                                                               June 30,             December 31,
   (in millions)                                                                   1996                     1995
                                                                         --------------             ------------
Tier 1 Capital
   Common Stockholders' Equity                                           $       18,329              $    18,424
   Nonredeemable Preferred Stock                                                  2,650                    2,650
   Minority Interest                                                                200                      162
   Less: Goodwill                                                                 1,382                    1,446
         Non-Qualifying Intangible Assets                                           104                      116
         50% Investment in Securities and Unconsolidated
           Subsidiaries                                                             749                      698
                                                                         --------------              -----------
   Tier 1 Capital                                                        $       18,944             $     18,976
                                                                         --------------             ------------

  Tier 2 Capital
   Long-Term Debt Qualifying as Tier 2                                   $        6,968              $     7,139
   Qualifying Allowance for Credit Losses                                         2,985                    2,907
   Less: 50% Investment in Securities and Unconsolidated
            Subsidiaries                                                            749                      698
                                                                         --------------              -----------
   Tier 2 Capital                                                        $        9,204              $     9,348
                                                                         --------------              -----------
   Total Qualifying Capital                                              $       28,148              $    28,324
                                                                         ==============              ===========
   Risk-Weighted Assets (a)                                              $      238,092              $   230,887
                                                                         ==============              ===========

(a) Includes off-balance sheet risk-weighted assets in the amount of $72,382 million and $68,153 million, respectively, at June 30, 1996 and December 31, 1995.

As part of the Corporation's commitment to a disciplined capital policy, management has targeted a Tier 1 capital ratio for the Corporation of 8 to 8.25%.

Liquidity
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first half of 1996 were $83 billion and represented 55% of average loans for the period. Foreign deposits generated in the Corporation's global wholesale and retail businesses are also considered to be an additional source of liquidity for the Corporation.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. The Corporation's long-term debt at June 30, 1996 was $12,770 million, a decrease of $55 million from the 1995 year-end. The decrease resulted largely from maturities of the Corporation's long-term debt of $897 million (including $532 million of senior medium-term notes, $115 million of other senior notes, and $250 million of subordinated notes) and the redemption of $20 million of senior medium-term notes. These decreases were partially offset by issuances of $820 million of the Corporation's long-term debt (including $250 million of senior medium-term notes, $75 million of subordinated medium-term notes, $295 million of other senior notes and $200 million of other subordinated notes). The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt in light of current market conditions.

The Corporation is evaluating the opportunity for future redemptions of its outstanding preferred stock in light of the fact that it currently has approximately $1.1 billion of fixed-rate preferred stock that becomes callable in 1997. In that regard, a subsidiary of the Corporation, organized as a real estate investment trust (REIT), has recently filed a registration statement covering $500 million of preferred stock intended to be issued to pre-fund some of the Corporation's preferred stock that may be redeemed. The Corporation expects that, given the tax deductible features of the REIT preferred stock, the cost to the Corporation of issuing the REIT preferred would be approximately 150-200 basis points lower than traditional preferred stock.


- --------------------------------------------------------------------------------
SUPERVISION AND REGULATION
- --------------------------------------------------------------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1995; accordingly, it should be read in conjunction with Supervision and Regulation of The Chase Manhattan Corporation, filed as Exhibit 99.3 of the Corporation's Form 8-K dated April 16, 1996.

Dividends
At June 30, 1996, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1996, without the approval of their relevant banking regulators, pay dividends in the aggregate of approximately $2.9 billion to their respective bank holding companies, plus an additional amount equal to their net income from July 1, 1996 through the date in 1996 of any such dividend payment.

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



                                                The Chase Manhattan Corporation and Subsidiaries
                                             Average Consolidated Balance Sheet, Interest and Rates
                                              (Taxable-Equivalent Interest and Rates; in millions)

                                                     Three Months Ended                             Three Months Ended
                                                        June 30, 1996                                  June 30, 1995
                                            -----------------------------------------     -----------------------------------------
                                            Average                         Rate          Average                           Rate
                                            Balance       Interest       (Annualized)     Balance        Interest       (Annualized)
ASSETS
Deposits with Banks                      $    7,307     $    156          8.58%       $     10,757      $   218             8.12%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                           29,354          514          7.05%             30,114          482             6.41%
Trading Assets-Debt and Equity
  Instruments                                27,293          406          5.98%             18,529          343             7.40%
Securities:
 Available-for-Sale                          38,295          610          6.41%(b)          24,293          448             7.37%(b)
 Held-to-Maturity                             4,245           81          7.61%             10,374          174             6.74%
Loans                                       150,612        3,034          8.09%            146,757        3,247             8.86%
                                         ----------     --------                      ------------      -------
 Total Interest-Earning Assets              257,106        4,801          7.51%            240,824        4,912             8.17%
Allowance for Credit Losses                  (3,681)                                        (3,877)
Cash and Due from Banks                      11,849                                         13,097
Risk Management Instruments                  26,280                                         35,877
Other Assets                                 26,025                                         22,425
                                         ----------                                   ------------
 Total Assets                            $  317,579                                   $    308,346
                                         ==========                                   ============
LIABILITIES
Domestic Retail Deposits                 $   52,589          479          3.67%       $     55,694          533             3.85%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                         10,671          142          5.34%             12,574          142             4.51%
Deposits in Foreign Offices                  61,119          837          5.50%             64,067          921             5.74%
                                         ----------     --------                      ------------      -------
  Total Time and Savings
     Deposits                               124,379        1,458          4.72%            132,335        1,596             4.82%
                                         ----------     --------                      ------------      -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                   52,222          665          5.13%             43,578          647             5.95%
  Commercial Paper                            4,714           59          5.09%              5,577           83             5.98%
  Other Borrowings (c)                       16,437          363          8.85%             12,051          308            10.25%
                                         ----------     --------                      ------------      -------
   Total Short-Term and
    Other Borrowings                         73,373        1,087          5.96%             61,206        1,038             6.79%
Long-Term Debt                               12,916          221          6.86%             13,018          238             7.33%
                                         ----------     --------                      ------------      -------
  Total Interest-Bearing Liabilities        210,668        2,766          5.28%            206,559        2,872             5.57%
                                         ----------     --------                      ------------      -------
Demand Deposits                              43,396                                         34,660
Risk Management Instruments                  28,518                                         36,807
Other Liabilities                            15,095                                         10,999
                                         ----------                                   ------------
Total Liabilities                           297,677                                        289,025
                                         ----------                                   ------------
STOCKHOLDERS' EQUITY
Preferred Stock                               2,650                                          2,773
Common Stockholders' Equity                  17,252                                         16,548
                                         ----------                                   ------------
  Total Stockholders' Equity                 19,902                                         19,321
                                         ----------                                   ------------
    Total Liabilities and
      Stockholders' Equity               $  317,579                                   $    308,346
                                         ==========                                   ============
INTEREST RATE SPREAD                                                      2.23%                                             2.60%
                                                                          =====                                             =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $  2,035(a)       3.18%                         $ 2,040(a)          3.39%
                                                        ========          =====                         =======             =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended June 30, 1996 and June 30, 1995, the annualized rate for securities available-for-sale based on historical cost was 6.32% and 7.36%, respectively.
(c)   Includes securities sold but not yet purchased.

                The Chase Manhattan Corporation and Subsidiaries
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)

                                                      Six Months Ended                               Six Months Ended
                                                        June 30, 1996                                  June 30, 1995
                                            -----------------------------------------     -----------------------------------------
                                            Average                         Rate          Average                           Rate
                                            Balance       Interest       (Annualized)     Balance        Interest       (Annualized)
ASSETS
Deposits with Banks                      $    7,772     $    328          8.48%       $     11,884      $   443             7.51%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                           28,075        1,015          7.27%             29,694          950             6.45%
Trading Assets-Debt and Equity
  Instruments                                27,291          835          6.15%             19,153          702             7.38%
Securities:
 Available-for-Sale                          38,242        1,255          6.60%(b)          24,167          890             7.42%(b)
 Held-to-Maturity                             4,381          161          7.38%             10,477          358             6.90%
Loans                                       150,123        6,275          8.41%            143,978        6,322             8.85%
                                         ----------     --------                      ------------      -------
 Total Interest-Earning Assets              255,884        9,869          7.76%            239,353        9,665             8.14%
Allowance for Credit Losses                  (3,729)                                        (3,884)
Cash and Due from Banks                      12,450                                         13,364
Risk Management Instruments                  25,925                                         32,850
Other Assets                                 24,722                                         22,164
                                         ----------                                   ------------
 Total Assets                            $  315,252                                   $    303,847
                                         ==========                                   ============
LIABILITIES
Domestic Retail Deposits                 $   53,940          968          3.61%       $     55,809        1,015             3.67%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                         10,850          215          3.98%             12,582          290             4.64%
Deposits in Foreign Offices                  64,836        1,919          5.95%             64,175        1,791             5.61%
                                         ----------     --------                      ------------      -------
  Total Time and Savings
     Deposits                               129,626        3,102          4.81%            132,566        3,096             4.70%
                                         ----------     --------                      ------------      -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                   48,588        1,286          5.32%             42,839        1,275             6.00%
  Commercial Paper                            5,146          134          5.26%              5,350          156             5.89%
  Other Borrowings (c)                       16,323          693          8.53%             12,282          585             9.60%
                                         ----------     --------                      ------------      -------
   Total Short-Term and
    Other Borrowings                         70,057        2,113          6.07%             60,471        2,016             6.72%
Long-Term Debt                               12,946          448          6.95%             13,036          472             7.30%
                                         ----------     --------                      ------------      -------
  Total Interest-Bearing Liabilities        212,629        5,663          5.36%            206,073        5,584             5.46%
                                         ----------     --------                      ------------      -------
Demand Deposits                              40,524                                         35,067
Risk Management Instruments                  28,036                                         32,879
Other Liabilities                            13,693                                         10,736
                                         ----------                                   ------------
Total Liabilities                           294,882                                        284,755
                                         ----------                                   ------------
STOCKHOLDERS' EQUITY
Preferred Stock                               2,650                                          2,812
Common Stockholders' Equity                  17,720                                         16,280
                                         ----------                                   ------------
  Total Stockholders' Equity                 20,370                                         19,092
                                         ----------                                   ------------
    Total Liabilities and
      Stockholders' Equity               $  315,252                                   $    303,847
                                         ==========                                   ============
INTEREST RATE SPREAD                                                      2.40%                                             2.68%
                                                                          =====                                             =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $  4,206(a)       3.31%                         $4,081(a)           3.44%
                                                        ========          =====                         ======              =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the six months ended June 30, 1996 and June 30, 1995, the annualized rate for securities available-for-sale based on historical cost was 6.53% and 7.39%, respectively.
(c)   Includes securities sold but not yet purchased.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                         QUARTERLY FINANCIAL INFORMATION
                      (in millions, except per share data)

                                                                              1996                               1995
                                                                     -----------------------     --------------------------------
                                                                     Second        First         Fourth        Third        Second
                                                                     Quarter      Quarter        Quarter       Quarter      Quarter
                                                                   ---------     --------     ----------    ----------   ----------
Interest Income
Loans                                                              $  3,028      $   3,241    $   3,252     $  3,280     $   3,241
Securities                                                              685            720          718          639           616
Trading Assets                                                          406            429          402          360           343
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                     514            501          491          448           482
Deposits with Banks                                                     156            172          187          194           218
                                                                   --------      ---------    ---------     --------     ---------
          Total Interest Income                                       4,789          5,063        5,050        4,921         4,900
                                                                   --------      ---------    ---------     --------     ---------
Interest Expense
Deposits                                                              1,458          1,644        1,602        1,593         1,596
Short-Term and Other Borrowings                                       1,087          1,026        1,139        1,020         1,038
Long-Term Debt                                                          221            227          231          239           238
                                                                   --------      ---------    ---------     --------     ---------
          Total Interest Expense                                      2,766          2,897        2,972        2,852         2,872
                                                                   --------      ---------    ---------     --------     ---------
Net Interest Income                                                   2,023          2,166        2,078        2,069         2,028
Provision for Losses                                                    250            245          186          192           195
                                                                   --------      ---------    ---------    ---------     ---------
Net Interest Income After Provision For Losses                        1,773          1,921        1,892        1,877         1,833
                                                                   --------      ---------    ---------    ---------     ---------
Noninterest Revenue
Corporate Finance and Syndication Fees                                  258            224          220          210           197
Trust and Investment Management Fees                                    302            285          277          258           243
Credit Card Revenue                                                     233            233          246          210           196
Service Charges on Deposit Accounts                                     100             99          101          105           107
Fees for Other Financial Services                                       381            378          363          370           353
Trading Revenue                                                         379            339          274          342           301
Securities Gains                                                         24             52           25           53            72
Other Revenue                                                           254            259          259          162           257
                                                                   --------      ---------    ---------     --------     ---------
          Total Noninterest Revenue                                   1,931          1,869        1,765        1,710         1,726
                                                                   --------      ---------    ---------     --------     ---------

Noninterest Expense
Salaries                                                              1,046          1,076        1,130        1,074         1,007
Employee Benefits                                                       225            305          206          213           246
Occupancy Expense                                                       207            221          224          227           218
Equipment Expense                                                       181            184          187          177           193
Foreclosed Property Expense                                              (8)            (9)         (15)          (7)          (28)
Restructuring Charge and Expenses                                        22          1,656          ---          ---            15
Other Expense                                                           651            660          632          648           708
                                                                   --------      ---------    ---------     --------     ---------
          Total Noninterest Expense                                   2,324          4,093        2,364        2,332         2,359
                                                                   --------      ---------    ---------     --------     ---------
Income (Loss) Before Income Tax Expense (Benefit)                     1,380           (303)       1,293        1,255         1,200
Income Tax Expense (Benefit)                                            524           (214)         466          491           471
                                                                   --------      ---------    ---------     --------     ---------
Net Income (Loss)                                                  $    856      $     (89)   $     827     $    764     $     729
                                                                   ========      =========    =========     ========     =========
Net Income (Loss) Applicable To Common Stock                       $    801      $    (143)   $     773     $    708     $     673
                                                                   ========      =========    =========     ========     =========
Net Income (Loss) Per Common Share:
Primary                                                            $   1.80      $   (0.32)   $    1.73     $   1.58     $    1.54
                                                                   ========      =========     ========     ========     =========
Assuming Full Dilution                                             $   1.79      $   (0.32)   $    1.73     $   1.55     $    1.52
                                                                   ========      =========    =========     ========     =========


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

                    Litigation Relating to the Merger
                    On August 28, 1995, three complaints were filed in the Court of Chancery for New Castle County, Delaware, in actions entitled Simon v. Chase Manhattan Corporation, et al., Civil Action No. 14505, Rampel & Rampel, P.A. Profit Sharing Plan
                    v. Chase Manhattan Corp., et. al., Civil Action No. 14506 and Goldstein v. Chase Manhattan Corp., et al., Civil Action No. 14508. The complaints, each of which purports to initiate a class action on behalf of all Chase stockholders, name Chase, the Corporation and certain current and former directors of Chase as defendants. The complaints allege that
                    (i) the merger entails breaches of fiduciary duties owed by the director defendants to Chase stockholders, (ii) the consideration provided in the merger by the Corporation is inadequate, (iii) the merger is unfair to Chase stockholders and is a product of Chase's directors' acting out of self-interest and (iv) the Corporation aided and abetted the Chase directors' alleged breach of fiduciary duties. The complaints seek, among other relief, damages in unspecified amounts. The Corporation believes the actions to be without merit and intends to contest them vigorously.

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

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------
                    The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation. The Annual Meeting of the Stockholders was held on May 21, 1996. A total of 373,272,730 shares, or 85.9% of the 434,637,133 shares entitled to vote at the Annual Meeting, were represented at the meeting.

   (a)              Election of Directors
                    ---------------------
                    The  following  twenty (20)  directors  were elected to hold
                    office  until  the  1997  Annual   Meeting  or  until  their
                    successors are elected and have qualified.


                                                    Votes               Votes
                                                  Received             Withheld
                                                 -----------          ---------
                    Frank A. Bennack, Jr.        371,725,318          1,547,412
                    Susan V. Berresford          371,557,164          1,715,566
                    M. Anthony Burns             371,800,931          1,471,799
                    H. Laurance Fuller           371,823,739          1,448,991
                    Melvin R. Goodes             371,787,536          1,485,194
                    William H. Gray III          371,627,999          1,644,731
                    George V. Grune              371,763,501          1,509,229
                    William B. Harrison, Jr.     371,814,485          1,458,245
                    Harold S. Hook               371,848,361          1,424,369
                    Helene L. Kaplan             371,717,688          1,555,042
                    E. Michel Kruse              371,785,988          1,486,742
                    Thomas G. Labrecque          371,746,391          1,526,339
                    J. Bruce Llewellyn           371,734,847          1,537,883

                    Edward D. Miller            371,818,608           1,454,122
                    Edmund T. Pratt, Jr.        371,704,426           1,568,304
                    Henry B. Schacht            371,838,906           1,433,824
                    Walter V. Shipley           371,763,618           1,509,112
                    Andrew C. Sigler            371,814,770           1,457,960
                    John R. Stafford            371,817,005           1,455,725
                    Marina N. Whitman           371,732,109           1,540,621


(b)             (1) Ratifying Independent Accountants
                    ---------------------------------

                    A proposal to ratify Price Waterhouse LLP as independent accountants was approved by 99.8% of the votes cast. The proposal received a "for" vote of 370,670,844 and an "against" vote of 590,558. The number of votes abstaining was 2,011,328. There were no broker non-votes.

                (2) Approval of the 1996 Long-Term Incentive Plan
                    ---------------------------------------------

                    A proposal to approve the 1996 Long-Term Incentive Plan was approved by 63.4% of the votes cast. The proposal received a "for" vote of 209,065,352 and an "against" vote of 120,431,228. The number of shares abstaining was 3,276,158 and there were 40,499,992 broker non-votes.

                (3) Stockholder Proposal Re:  Term Limits for Directors
                    ---------------------------------------------------

                    A proposal by Evelyn Y. Davis that the Board of Directors take the necessary steps so that future outside directors shall not serve for more than six years was rejected by 91.7% of the votes cast. The vote "for" was 26,859,566 and the vote "against" was 297,553,351. The number of votes abstaining was 5,880,674 and there were 42,979,139 broker non-votes.

                (4) Stockholder Proposal Re:  Efforts of G-7 Ministers
                    --------------------------------------------------

                    A proposal by the Sisters of Charity of the Incarnate Word and other religious groups requesting that the Board of Directors endorse and work to implement the efforts of the G-7 Ministers was approved by 93.6% of the votes cast. The vote "for" was 335,414,883 and the vote "against" was 22,807,243. The number of votes abstaining was 15,050,604 and there were no broker non-votes.

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

                (B) Reports on Form 8-K:

                    The Corporation filed one report on Form 8-K during the quarter ended June 30, 1996, as follows:

                    Form 8-K Dated April 16, 1996: The Corporation announced the following: Results of operations for the first quarter of 1996, management's discussion and analysis and audited financial statements from the 1995 Annual Report of the Corporation; and supervision and regulation of The Chase Manhattan Corporation.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE CHASE MANHATTAN CORPORATION
                                                (Registrant)







Date  August 14, 1996                  By    /s/ Joseph L. Sclafani
      ----------------                    -------------------------
                                                 Joseph L. Sclafani

                                                Controller
                                        [Principal Accounting Officer]

                            INDEX TO EXHIBITS
                          SEQUENTIALLY NUMBERED






EXHIBIT NO.           EXHIBITS                          PAGE AT WHICH LOCATED

  11              Computation of net income                      52
                  per share

  12  (a)         Computation of ratio of                        53
                  earnings to fixed charges

  12  (b)         Computation of ratio of                        54
                  earnings to fixed charges
                  and preferred stock dividend
                  requirements

  27              Financial Data Schedule                        55


                                   EXHIBIT 11
                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                       Computation of Net Income Per Share
                       -----------------------------------

Net income for  primary and fully  diluted  earnings  per share are  computed by subtracting from the applicable earnings the dividend  requirements on preferred stock to arrive at earnings  applicable to common stock and dividing this amount
by  the   weighted-average   number  of  common  and  common  equivalent  shares
outstanding  during the period.  For a further  discussion of the  Corporation's
earnings  per  share  computation,   reference  is  made  to  Note  One  of  the
Corporation's 1995 Annual Report.

(in millions, except per share amounts)                                   Three Months Ended              Six Months Ended
                                                                              June 30,                           June 30,
                                                                         ---------------------            ----------------------
EARNINGS PER SHARE                                                       1996             1995             1996             1995
                                                                       ------          -------           ------         --------

Primary
Earnings:
Income Before Effect of Accounting Change                              $  856          $   729           $  767         $  1,379
Effect of Change in Accounting Principle                                   --               --               --              (11)(a)
                                                                       ------          -------           ------         --------
Net Income                                                             $  856          $   729           $  767         $  1,368
Less:  Preferred Stock Dividend Requirements                               55               56              109              117
                                                                       ------          -------           ------         --------
Net Income Applicable to Common Stock                                  $  801          $   673           $  658         $  1,251
                                                                       ======          =======           ======         ========
Shares:
Average Common and Common Equivalent Shares Outstanding                 444.8            436.2            445.4            433.5
Primary Earnings Per Share:
Income Before Effect of Accounting Change                              $ 1.80          $  1.54           $ 1.48         $   2.91
Effect of Change in Accounting Principle                                   --               --               --            (0.02)(a)
                                                                       ------          -------           ------         -------
Net Income                                                             $ 1.80          $  1.54           $ 1.48         $   2.89
                                                                       ======          =======           ======         ========

Assuming Full Dilution
Earnings:
Net Income Applicable to Common Stock                                  $  801          $   673           $  658         $  1,251
Add:  Applicable Dividend on Convertible Preferred Stock                   --                2               --                7
                                                                       ------          -------           ------         --------
Adjusted Net Income                                                    $  801          $   675           $  658         $  1,258
                                                                       ======          =======           ======         ========
Shares:
Average Common and Common Equivalent Shares Outstanding                 444.8            436.2            445.4            433.5
Additional Shares Issuable Upon Exercise of Stock Options for
  Dilutive Effect and Conversion of Preferred Stock (b)                   3.6              8.2              4.8             11.2
                                                                       ------          -------           ------         --------
Adjusted Shares of Common and Equivalent Shares Outstanding             448.4            444.4            450.2            444.7
Earnings Per Share Assuming Full Dilution:
Income Before Effect of Accounting Change                              $ 1.79          $  1.52           $ 1.46         $   2.85
Effect of Change in Accounting Principle                                   --               --               --            (0.02)(a)
                                                                       ------          -------           ------         -------
Net Income                                                             $ 1.79          $  1.52           $ 1.46         $   2.83
                                                                       ======          =======           ======         ========

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


                                  EXHIBIT 12(a)

                THE CHASE MANHATTAN CORPORATION and Subsidiaries

                Computation of ratio of earnings to fixed charges
                          (in millions, except ratios)


                                                                                                Six Months Ended
                                                                                                   June 30, 1996
                                                                                                ----------------
EXCLUDING INTEREST ON DEPOSITS
- ------------------------------
Income before Income Taxes                                                                            $  1,077
                                                                                                      --------

Fixed charges:
      Interest expense                                                                                   2,561
      One third of rents, net of income from subleases (a)                                                  62
                                                                                                      --------
Total fixed charges                                                                                      2,623

Less:  Equity in undistributed income of affiliates                                                        (30)
                                                                                                      --------

Earnings before taxes and fixed charges, excluding capitalized interest                               $  3,670
                                                                                                      ========

Fixed charges, as above                                                                               $  2,623
                                                                                                      ========

Ratio of earnings to fixed charges                                                                        1.40
                                                                                                      ========

INCLUDING INTEREST ON DEPOSITS
- ------------------------------
Fixed charges, as above                                                                               $  2,623

Add:  Interest on deposits                                                                               3,102

Total fixed charges and interest on deposits                                                          $  5,725
                                                                                                      ========

Earnings before taxes and fixed charges, excluding capitalized interest,
   as above                                                                                           $  3,670

Add:  Interest on deposits                                                                               3,102

Total earnings before taxes, fixed charges, and interest on deposits                                  $  6,772
                                                                                                      ========


Ratio of earnings to fixed charges                                                                        1.18
                                                                                                      ========


(a)   The proportion deemed representative of the interest factor.


                                  EXHIBIT 12(b)

                THE CHASE MANHATTAN CORPORATION and Subsidiaries

                Computation of ratio of earnings to fixed charges
                    and preferred stock dividend requirements
                          (in millions, except ratios)

                                                                                                Six Months Ended
                                                                                                   June 30, 1996
                                                                                                ----------------
EXCLUDING INTEREST ON DEPOSITS
- ------------------------------
Income before Income Taxes                                                                            $  1,077
                                                                                                      --------
Fixed charges:
      Interest expense                                                                                   2,561
      One third of rents, net of income from subleases (a)                                                  62
                                                                                                      --------
Total fixed charges                                                                                      2,623

Less:  Equity in undistributed income of affiliates                                                        (30)
                                                                                                      --------

Earnings before taxes and fixed charges, excluding capitalized interest                               $  3,670
                                                                                                      ========

Fixed charges, as above                                                                               $  2,623

Preferred stock dividends                                                                                  109
                                                                                                      --------

Fixed charges including preferred stock dividends                                                     $  2,732
                                                                                                      ========

Ratio of earnings to fixed charges and
      preferred stock dividend requirements                                                               1.34
                                                                                                      ========

INCLUDING INTEREST ON DEPOSITS
- ------------------------------
Fixed charges including preferred stock dividends                                                     $  2,732

Add:  Interest on deposits                                                                               3,102
                                                                                                       -------
Total fixed charges including preferred stock
   dividends and interest on deposits                                                                 $  5,834
                                                                                                      ========

Earnings before taxes and fixed charges, excluding capitalized interest,
   as above                                                                                           $  3,670

Add:  Interest on deposits                                                                               3,102
                                                                                                      --------

Total earnings before taxes, fixed charges, and interest on deposits                                  $  6,772
                                                                                                      ========

Ratio of earnings to fixed charges
      and preferred stock dividend requirements                                                           1.16
                                                                                                      ========


(a) The proportion deemed representative of the interest factor.

[ARTICLE]                                             9
[CIK]                                        0000019617
[NAME]                  THE CHASE MANHATTAN CORPORATION
[MULTIPLIER]                                  1,000,000
[CURRENCY]                         UNITED STATES DOLLAR

[PERIOD-TYPE]                       6-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-START]                             JAN-01-1996
[PERIOD-END]                               JUN-30-1996
[EXCHANGE-RATE]                                      1
[CASH]                                          13,291
[INT-BEARING-DEPOSITS]                           5,805
[FED-FUNDS-SOLD]                                33,039
[TRADING-ASSETS]                                51,711
[INVESTMENTS-HELD-FOR-SALE]                     37,855
[INVESTMENTS-CARRYING]                           4,125
[INVESTMENTS-MARKET]                             4,080
[LOANS]                                        151,274
[ALLOWANCE]                                      3,692
[TOTAL-ASSETS]                                 321,761
[DEPOSITS]                                     168,343
[SHORT-TERM]                                    68,465
[LIABILITIES-OTHER]                             49,398
[LONG-TERM]                                     12,770
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                      2,650
[COMMON]                                           438
[OTHER-SE]                                      17,252
[TOTAL-LIABILITIES-AND-EQUITY]                 321,761
[INTEREST-LOAN]                                  6,269
[INTEREST-INVEST]                                1,405
[INTEREST-OTHER]                                 1,343
[INTEREST-TOTAL]                                 9,852
[INTEREST-DEPOSIT]                               3,102
[INTEREST-EXPENSE]                               5,663
[INTEREST-INCOME-NET]                            4,189
[LOAN-LOSSES]                                      495
[SECURITIES-GAINS]                                  76
[EXPENSE-OTHER]                                  6,417
[INCOME-PRETAX]                                  1,077
[INCOME-PRE-EXTRAORDINARY]                         767
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       767
[EPS-PRIMARY]                                     1.48
[EPS-DILUTED]                                     1.46
[YIELD-ACTUAL]                                    3.31
[LOANS-NON]                                      1,498
[LOANS-PAST]                                       486
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 3,784
[CHARGE-OFFS]                                      732
[RECOVERIES]                                       135
[ALLOWANCE-CLOSE]                                3,692
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

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


 GRAPHIC
 NUMBER           PAGE               DESCRIPTION
 --------        --------            -----------------------------------------------------------------------
 1                 38                 Bar Graph entitled "Histogram of Daily Market Risk-Related
                                      Revenue For the Twelve Months ended June 30, 1996" presenting the following information:

                                       Millions of Dollars     0 -5     5 - 10   10 -15   15 - 20  20 -25
                                       -------------------     ----     ------   ------   -------  ------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed posi-
                                       tive range               62        96       59        22        4


                                       Millions of Dollars     0 -(5)     (5)-(10)   (10)-(15)
                                       -------------------     ------     ---------  ---------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed nega-
                                       tive range                 14          1          1


                                       The Histogram includes all business trading days for international and domestic units.


                                      -56-





