Form 10-Q
period 1996-09-30
CHASE MANHATTAN CORP /DE/
filed 1996-11-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996          Commission file number 1-5805
                      ------------------                                 ------



                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)




         Delaware                                     13-2624428
         --------                                     ----------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)



270 Park Avenue, New York, New York                    10017
-----------------------------------                    -----
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


                                                                  Yes.X.. No....


Common Stock, $1 Par Value                                           438,831,444
--------------------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common stock on October 31, 1996.



==============================================================================================
                                 FORM 10-Q INDEX


Part I                                                                                Page
------

Item 1 Financial Statements - The Chase Manhattan Corporation and Subsidiaries:

           Consolidated Balance Sheet at September  30, 1996 and
           December 31, 1995.                                                          3

           Consolidated Statement of Income for the three months
           ended September 30, 1996 and September 30, 1995.                            4

           Consolidated Statement of Income for the nine months ended
           September 30, 1996 and September 30, 1995.                                  5

           Consolidated Statement of Changes in Stockholders' Equity
           for the nine months ended September 30, 1996 and September 30, 1995.        6

           Consolidated Statement of Cash Flows for the nine months
           ended September 30, 1996 and September 30, 1995.                            7

           Notes to Financial Statements.                                           8-15


Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                               16-48


Part II
-------

Item 1           Legal Proceedings                                                    49

Item 6           Exhibits and Reports on Form 8-K.                                    49

==============================================================================================

Part I
Item 1.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                        (in millions, except share data)
                                                                               September 30,          December 31,
                                                                                        1996                  1995
                                                                               -------------          ------------
   ASSETS
   Cash and Due from Banks                                                       $   13,729            $    14,794
   Deposits with Banks                                                                4,433                  8,468
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               26,586                 17,461
   Trading Assets:
     Debt and Equity Instruments                                                     32,952                 26,212
     Risk Management Instruments                                                     26,883                 25,825
   Securities:
     Available-for-Sale                                                              42,477                 37,141
     Held-to-Maturity (Fair Value: $3,925 and $4,659)                                 3,956                  4,628
   Loans (Net of Unearned Income: $1,366 and $1,073)                                150,333                150,207
   Allowance for Credit Losses                                                       (3,697)                (3,784)
   Premises and Equipment                                                             3,636                  3,757
   Due from Customers on Acceptances                                                  2,789                  1,896
   Accrued Interest Receivable                                                        2,828                  2,541
   Other Assets                                                                      15,699                 14,843
                                                                                 ----------            -----------
            TOTAL ASSETS                                                         $  322,604            $   303,989
                                                                                 ==========            ===========
   LIABILITIES
   Deposits:
    Domestic:
        Noninterest-Bearing                                                      $   37,382            $    36,983
        Interest-Bearing                                                             64,374                 63,071
    Foreign:
        Noninterest-Bearing                                                           3,591                  3,849
        Interest-Bearing                                                             59,695                 67,631
                                                                                 ----------            -----------
        Total Deposits                                                              165,042                171,534
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                57,533                 37,263
   Other Borrowed Funds                                                              17,624                 13,936
   Acceptances Outstanding                                                            2,776                  1,915
   Trading Liabilities                                                               32,972                 34,341
   Accounts Payable, Accrued Expenses and Other Liabilities                          12,588                 11,339
   Long-Term Debt                                                                    12,379                 12,825
                                                                                 ----------            -----------
            TOTAL LIABILITIES                                                       300,914                283,153
                                                                                 ----------            -----------

   COMMITMENTS AND CONTINGENCIES (See Note 9)

   PREFERRED STOCK OF SUBSIDIARY                                                        550                     --
                                                                                 ----------            -----------

   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    2,650                  2,650
   Common Stock (Issued 439,936,546 and 457,587,675 Shares)                             440                    458
   Capital Surplus                                                                   10,444                 11,075
   Retained Earnings                                                                  8,091                  7,997
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (480)                  (237)
   Treasury Stock, at Cost (61,530 and 22,583,225 Shares)                                (5)                (1,107)
                                                                                 -----------           -----------
            TOTAL STOCKHOLDERS' EQUITY                                               21,140                 20,836
                                                                                 ----------            -----------
            TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
              AND STOCKHOLDERS' EQUITY                                           $  322,604            $   303,989
                                                                                 ==========            ===========

The Notes to Financial  Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        Three Months Ended September 30,
                      (in millions, except per share data)

                                                                                         1996                       1995
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   3,042                   $  3,280
      Securities                                                                            690                        639
      Trading Assets                                                                        525                        360
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements                                                    549                        448
      Deposits with Banks                                                                   112                        194
                                                                                      ---------                   --------
           Total Interest Income                                                          4,918                      4,921
                                                                                      ---------                   --------
      INTEREST EXPENSE
      Deposits                                                                            1,416                      1,593
      Short-Term and Other Borrowings                                                     1,213                      1,020
      Long-Term Debt                                                                        220                        239
                                                                                      ---------                   --------
           Total Interest Expense                                                         2,849                      2,852
                                                                                      ---------                   --------
      NET INTEREST INCOME                                                                 2,069                      2,069
      Provision for Losses                                                                  220                        192
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      1,849                      1,877
                                                                                      ---------                   --------

      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                234                        210
      Trust and Investment Management Fees                                                  295                        258
      Credit Card Revenue                                                                   277                        210
      Service Charges on Deposit Accounts                                                    97                        105
      Fees for Other Financial Services                                                     393                        370
      Trading Revenue                                                                       304                        342
      Securities Gains                                                                       34                         53
      Other Revenue                                                                         222                        162
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      1,856                      1,710
                                                                                      ---------                   --------

      NONINTEREST EXPENSE
      Salaries                                                                            1,040                      1,074
      Employee Benefits                                                                     211                        213
      Occupancy Expense                                                                     204                        227
      Equipment Expense                                                                     179                        177
      Foreclosed Property Expense                                                             2                         (7)
      Restructuring Charge and Expenses                                                      32                          -
      Other Expense                                                                         652                        648
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      2,320                      2,332
                                                                                      ---------                   --------

      INCOME BEFORE INCOME TAX EXPENSE                                                    1,385                      1,255
      Income Tax Expense                                                                    527                        491
                                                                                      ---------                   --------
      NET INCOME                                                                      $     858                   $    764
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $     803                   $    708
                                                                                      =========                   ========

      NET INCOME PER COMMON SHARE:
      Primary                                                                         $    1.80                   $   1.58
                                                                                      =========                   ========
      Assuming Full Dilution                                                          $    1.78                   $   1.55
                                                                                      =========                   ========

The Notes to  Financial  Statements  are an integral part of these Statements.

Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                         Nine Months Ended September 30,
                      (in millions, except per share data)

                                                                                        1996                        1995
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   9,311                   $  9,590
      Securities                                                                          2,095                      1,873
      Trading Assets                                                                      1,360                      1,062
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements                                                  1,564                      1,398
      Deposits with Banks                                                                   440                        637
                                                                                      ---------                   --------
           Total Interest Income                                                         14,770                     14,560
                                                                                      ---------                   --------
      INTEREST EXPENSE
      Deposits                                                                            4,518                      4,689
      Short-Term and Other Borrowings                                                     3,326                      3,036
      Long-Term Debt                                                                        668                        711
                                                                                      ---------                   --------
           Total Interest Expense                                                         8,512                      8,436
                                                                                      ---------                   --------
      NET INTEREST INCOME                                                                 6,258                      6,124
      Provision for Losses                                                                  715                        572
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR LOSSES                                      5,543                      5,552
                                                                                      ---------                   --------

      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                716                        576
      Trust and Investment Management Fees                                                  882                        741
      Credit Card Revenue                                                                   743                        588
      Service Charges on Deposit Accounts                                                   296                        316
      Fees for Other Financial Services                                                   1,152                      1,090
      Trading Revenue                                                                     1,022                        742
      Securities Gains                                                                      110                        107
      Other Revenue                                                                         735                        833
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      5,656                      4,993
                                                                                      ---------                   --------

      NONINTEREST EXPENSE
      Salaries                                                                            3,162                      3,078
      Employee Benefits                                                                     741                        693
      Occupancy Expense                                                                     632                        673
      Equipment Expense                                                                     544                        568
      Foreclosed Property Expense                                                           (15)                       (60)
      Restructuring Charge and Expenses                                                   1,710                         15
      Other Expense                                                                       1,963                      2,059
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      8,737                      7,026
                                                                                      ---------                   --------

      INCOME BEFORE INCOME TAX EXPENSE AND
        EFFECT OF ACCOUNTING CHANGE                                                       2,462                      3,519
      Income Tax Expense                                                                    837                      1,376
                                                                                      ---------                   --------
      INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                                           1,625                      2,143
      Effect of Change in Accounting Principle                                               --                        (11)
                                                                                      ---------                   --------
      NET INCOME                                                                      $   1,625                   $  2,132
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $   1,461                   $  1,959
                                                                                      =========                   ========

      INCOME PER COMMON SHARE:
      Primary:
        Income Before Effect of Accounting Change                                     $    3.28                   $   4.49
        Effect of Change in Accounting Principle                                             --                      (0.02)
                                                                                      ---------                   --------
        Net Income                                                                    $    3.28                   $   4.47
                                                                                      =========                   ========
      Assuming Full Dilution:
           Income Before Effect of Accounting Change                                  $    3.23                   $   4.32
           Effect of Change in Accounting Principle                                          --                      (0.02)
                                                                                      ---------                   --------
           Net Income                                                                 $    3.23                   $   4.30
                                                                                      =========                   ========

The Notes to Financial  Statements  are an integral part of these Statements.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                  (in millions)
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                             ------------------------
                                                                                             1996               1995
                                                                                             ----               ----
Balance at Beginning of Year                                                              $   2,650         $    2,850
Conversion of Preferred Stock                                                                    --               (200)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   2,650         $    2,650
                                                                                          ---------         ----------
Common Stock:
Balance at Beginning of Year                                                              $     458         $      447
Retirement of Treasury Stock                                                                    (20)(a)             --
Issuance of Common Stock                                                                          2                 10
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     440         $      457
                                                                                          ---------         ----------
Capital Surplus:
Balance at Beginning of Year                                                              $  11,075         $   10,671
Retirement of Treasury Stock                                                                   (433)(a)             --
Issuance of Common Stock                                                                       (114)               324
Restricted Stock Granted, Net of Amortization                                                   (84)                (7)
                                                                                          ----------        ----------
Balance at End of Period                                                                  $  10,444         $   10,988
                                                                                          ---------         ----------
Retained Earnings:
Balance at Beginning of Year                                                              $   7,997         $    6,045
Net Income                                                                                    1,625              2,132
Retirement of Treasury Stock                                                                   (557)(a)             --
Cash Dividends Declared:
   Preferred Stock                                                                             (164)              (173)
   Common Stock                                                                                (818)(b)           (584)
Accumulated Translation Adjustment                                                                8                 10
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   8,091         $    7,430
                                                                                          ---------         ----------

Net Unrealized Loss on Securities Available-for-Sale:
Balance at Beginning of Year                                                              $    (237)        $     (473)
Net Change in Fair Value of Securities Available-for-Sale, Net of Taxes                        (243)               343
                                                                                          ----------        ----------
Balance at End of Period                                                                  $    (480)        $     (130)
                                                                                          ----------        -----------
Common Stock in Treasury, at Cost:
Balance at Beginning of Year                                                              $  (1,107)        $     (667)
Retirement of Treasury Stock                                                                  1,010 (a)             --
Purchase of Treasury Stock                                                                   (1,007)              (797)
Reissuance of Treasury Stock                                                                  1,099                671
                                                                                          ---------         ----------
Balance at End of Period                                                                  $      (5)        $     (793)
                                                                                          ----------        ----------

Total Stockholders' Equity                                                                $  21,140         $   20,602
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

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended September 30,
                                  (in millions)

                                                                                                 1996              1995
                                                                                             --------          --------
Operating Activities
Net Income                                                                                   $  1,625          $  2,132
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
      Effect of Change in Accounting Principle                                                     --                11
      Provision for Losses                                                                        715               572
      Restructuring Charge and Expenses                                                         1,710                15
      Depreciation and Amortization                                                               631               639
      Net Change In:
         Trading-Related Assets                                                               (11,286)           (5,102)
         Accrued Interest Receivable                                                             (287)              (37)
         Other Assets                                                                           1,515               142
         Trading-Related Liabilities                                                             (954)            5,749
         Accrued Interest Payable                                                                 146               123
         Other Liabilities                                                                       (220)             (854)
         Other, Net                                                                               475              (219)
                                                                                             --------          --------
Net Cash Provided (Used) by Operating Activities                                               (5,930)            3,171
                                                                                             --------          --------

Investing Activities
Net Change In:
      Deposits with Banks                                                                       4,035             2,952
      Federal Funds Sold and Securities Purchased Under Resale Agreements                      (8,237)           (5,065)
      Loans Due to Sales and Securitizations                                                   27,984            21,222
      Other Loans, Net                                                                        (28,667)          (29,651)
      Other, Net                                                                               (1,198)             (582)
Proceeds from the Maturity of Held-to-Maturity Securities                                         859             1,715
Purchases of Held-to-Maturity Securities                                                         (187)           (1,055)
Proceeds from the Maturity of Available-for-Sale Securities                                     6,288             5,272
Proceeds from the Sale of Available-for-Sale Securities                                        32,792            38,832
Purchases of Available-for-Sale Securities                                                    (45,323)          (51,423)
                                                                                             --------          --------
Net Cash Used by Investing Activities                                                         (11,654)          (17,783)
                                                                                             --------          --------
Financing Activities
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                                399            (2,711)
      Domestic Time and Savings Deposits                                                        1,303            (2,320)
      Foreign Deposits                                                                         (8,194)            4,790
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements                  19,382            11,875
      Other Borrowed Funds                                                                      3,688             2,719
      Other, Net                                                                                  921                17
Proceeds from the Issuance of Long-Term Debt                                                      866             1,628
Repayments of Long-Term Debt                                                                   (1,378)           (1,603)
Proceeds from the Issuance of Stock                                                               914               443
Proceeds from the Issuance of Preferred Stock of Subsidiary                                       550                --
Treasury Stock Purchased                                                                       (1,007)             (797)
Cash Dividends Paid                                                                              (886)             (719)
                                                                                             --------          --------
Net Cash Provided by Financing Activities                                                      16,558            13,322
                                                                                             --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                        (39)                4
                                                                                             --------          --------
Net Decrease in Cash and Due from Banks                                                        (1,065)           (1,286)
Cash and Due from Banks at January 1,                                                          14,794            13,545
                                                                                             --------          --------
Cash and Due from Banks at September 30,                                                     $ 13,729          $ 12,259
                                                                                             ========          ========
Cash Interest Paid                                                                           $  8,366          $  8,197
                                                                                             --------          --------
Taxes Paid                                                                                   $  1,296          $    887
                                                                                             --------          --------

The Notes to Financial  Statements are an integral part of these Statements.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The unaudited financial statements of The Chase Manhattan Corporation and subsidiaries are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. In addition, certain amounts have been reclassified to conform to the current presentation.

NOTE 2 - MERGER BETWEEN CHASE AND CHEMICAL
------------------------------------------
On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in the financial statements presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented.

In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. The remaining $250 million of merger-related expenses will be recognized as incurred in accordance with an existing accounting pronouncement. Approximately $60 million of these merger-related expenses have been incurred ($6 million in the first quarter, $22 million in the second quarter and $32 million in the third quarter) and included in the restructuring charge and expenses caption in the income statement. The remaining one-time merger-related expenses are expected to be incurred substantially over the next one and a half years. The $1.9 billion of merger-related costs reflect severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with planned dispositions of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations and other expenses related directly to the merger (approximately $600 million).

At September 30, 1996, the reserve balance associated with the above $1.65 billion restructuring charge was approximately $1,201 million, of which $349 million related to severance and other termination-related costs, $666 million related to the disposition of certain facilities and premises and equipment, and $186 million related to other merger costs, including costs to eliminate redundant back office and other operations.

Under the terms of the merger agreement, all 18.6 million shares of Chase's treasury stock amounting to $1,010 million at March 31, 1996, were cancelled and retired.

On July 14, The Chase Manhattan Bank, N.A., a national bank, merged with and into Chemical Bank, a New York State bank, and Chemical Bank changed its name to "The Chase Manhattan Bank".

NOTE 3 - TREASURY STOCK
-----------------------
During the first nine months of 1996, the Corporation issued 20.2 million shares of common stock and repurchased approximately 15.2 million shares of its outstanding common stock in the open market. These repurchases were made as part of a buy-back program which terminated at September 30, 1996.

On October 15, 1996, the Corporation announced a common stock purchase program in which the Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefits plans.

NOTE 4 - TRADING ACTIVITIES
---------------------------
For a discussion of the Corporation's risk management instrument activity and related trading revenue for the 1996 third quarter and first nine months, see Management's Discussion and Analysis ("MD&A") on pages 21-22 and page 38 of this Form 10-Q.

Trading Assets and Liabilities
Trading assets and trading liabilities (which are carried at estimated fair value, after taking into account the effects of legally enforceable master netting agreements on risk management instruments) are presented in the following table for the dates indicated.

                                                                                     September 30,          December 31,
(in millions)                                                                                 1996                  1995
                                                                                     -------------          ------------
Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities                      $     12,824            $     9,601
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                                               1,777                  2,560
     Debt Securities Issued by Foreign Governments                                          8,724                  6,318
     Debt Securities Issued by Foreign Financial Institutions                               5,313                  3,467
     Loans                                                                                    995                    666
     Corporate Securities                                                                   1,810                  2,224
     Other                                                                                  1,509                  1,376
                                                                                     ------------            -----------
Total Trading Assets - Debt and Equity Instruments (a)                               $     32,952            $    26,212
                                                                                     ============            ===========
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                                         $     13,954            $    12,408
     Foreign Exchange Contracts                                                            10,439                 12,384
     Stock Index Options and Commodity Contracts                                            2,490                  1,033
                                                                                     ------------            -----------
Total Trading Assets - Risk Management Instruments                                   $     26,883            $    25,825
                                                                                     ============            ===========

Trading Liabilities - Risk Management Instruments:
     Interest Rate Contracts                                                         $     13,618            $    13,975
     Foreign Exchange Contracts                                                            10,153                 13,295
     Stock Index Options and Commodity Contracts                                            1,809                    831
                                                                                     ------------            -----------
Trading Liabilities - Risk Management Instruments                                    $     25,580            $    28,101
Securities Sold, Not Yet Purchased                                                   $      7,392            $     6,240
                                                                                     ------------            -----------
Total Trading Liabilities                                                            $     32,972            $    34,341
                                                                                     ============            ===========

(a) Includes emerging markets instruments of $6,306 million at September 30, 1996.


NOTE 5 - SECURITIES
-------------------
For a discussion of the accounting policies relating to securities, see Note One of the Corporation's 1995 Annual Report to its stockholders filed with the Securities and Exchange Commission on Form 8-K dated April 16, 1996 (the "1995 Annual Report").

The valuation of the securities classified as available-for-sale (including securities classified as loans which are subject to the provisions of SFAS 115) resulted in a net after-tax unfavorable impact of $480 million on the Corporation's stockholders' equity at September 30, 1996, compared with a net after-tax unfavorable impact of $237 million at December 31, 1995. The change from the 1995 year-end was the result of an increase in U.S. dollar interest rates during the first nine months of 1996, thereby causing a decline in the market value of the securities portfolio. This decline was partially offset by a steady improvement in the value of the Corporation's emerging markets securities classified as loans since December 31, 1995.

Net gains from available-for-sale securities sold in the third quarter and first nine months of 1996 amounted to $34 million (gross gains of $83 million and gross losses of $49 million) and $110 million (gross gains of $234 million and gross losses of $124 million), respectively. Net gains on such sales for the same periods in 1995 amounted to $51 million (gross gains of $110 million and gross losses of $59 million) in the third quarter and $105 million (gross gains of $339 million and gross losses of $234 million) in the first nine months. Early redemption of certain held-to-maturity securities by their issuers resulted in a $2 million gain for both the third quarter and first nine months of 1995.

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, were as follows for the dates indicated:


September 30, 1996 (in millions)                                              Gross             Gross
--------------------------------                       Amortized            Unrealized       Unrealized        Fair
                                                          Cost                 Gains            Losses         Value(a)
                                                      ----------           -----------      -----------     -----------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  19,784            $   25           $  453        $  19,356
        Collateralized Mortgage Obligations                2,040                 1                3            2,038
        Other, primarily U.S. Treasuries                  12,597                 6              268           12,335
Obligations of State and Political Subdivisions              317                 2                3              316
Debt Securities Issued by Foreign Governments              5,894                64               17            5,941
Corporate Debt Securities                                    843                37               --              880
Collateralized Mortgage Obligations (b)                      120                --                5              115
Equity Securities                                            969               130               --            1,099
Other, primarily Asset-Backed Securities                     397                 6                6              397
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  42,961            $  271           $  755        $  42,477
                                                       =========            ======           ======        =========


December 31, 1995 (in millions)
-------------------------------                                              Gross             Gross
                                                       Amortized           Unrealized        Unrealized       Fair
                                                       Cost                  Gains             Losses         Value(a)
                                                       ------------        ------------      -----------      -----
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  19,029            $  205           $    2        $  19,232
        Collateralized Mortgage Obligations                1,132                --                8            1,124
        Other, primarily U.S. Treasuries                   5,020                 4               53            4,971
Obligations of State and Political Subdivisions              633                 6               --              639
Debt Securities Issued by Foreign Governments              8,084               234              146            8,172
Corporate Debt Securities                                    716                31               10              737
Collateralized Mortgage Obligations (b)                      246                --                1              245
Equity Securities                                            999               169                4            1,164
Other, primarily Asset-Backed Securities                     853                 9                5              857
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  36,712            $  658           $  229        $  37,141
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

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities for the dates indicated were as follows:


September 30, 1996 (in millions)                                           Gross             Gross
-------------------------------                       Amortized           Unrealized       Unrealized        Fair
                                                        Cost                Gains            Losses          Value(a)
                                                      ---------           -----------      -----------       --------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  1,589            $    2           $   23        $   1,568
        Collateralized Mortgage Obligations                2,159                 5               16            2,148
        Other, primarily U.S. Treasuries                      82                --               --               82
Other, primarily Asset-Backed Securities (b)                 126                 1               --              127
                                                        --------            ------           ------        ---------
     Total Held-to-Maturity Securities                  $  3,956            $    8           $   39        $   3,925
                                                        ========            ======           ======        =========


December 31, 1995 (in millions)                                              Gross            Gross
                                                       Amortized           Unrealized       Unrealized       Fair
                                                         Cost                Gains            Losses         Value(a)
                                                       ------------        ------------     -----------      -----
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   1,782           $    24          $     1        $   1,805
        Collateralized Mortgage Obligations                2,624                11                6            2,629
        Other, primarily U.S. Treasuries                      82                --               --               82
Other, primarily Asset-Backed Securities (b)                 140                 3               --              143
                                                       ---------           -------          -------        ---------
     Total Held-to-Maturity Securities                 $   4,628           $    38          $     7        $   4,659
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

NOTE 6 - LOANS
--------------

For a discussion of the accounting policies relating to loans, including securities classified as loans which are subject to the provisions of SFAS 115, reference is made to page 63 and to Note One of the Corporation's 1995 Annual Report. The following table reflects the amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated.


(in millions)                                                              Gross            Gross
-------------                                       Amortized           Unrealized       Unrealized        Fair
                                                      Cost                 Gains            Losses         Value
                                                      --------          -----------      ----------        ------

September 30, 1996                                    $    2,167           $   140          $   506        $   1,801
                                                      ==========           =======          =======        =========
December 31, 1995                                     $    2,849           $    47          $   917        $   1,979
                                                      ==========           =======          =======        =========

There were no net gains or losses in the third quarter of 1996 related to the disposition of available-for-sale emerging market securities, compared with a net loss of $36 million in the third quarter of 1995. For the first nine months, net losses on such sales totaled $65 million in 1996 and $62 million in 1995, respectively.


The following table sets forth impaired loan disclosures under SFAS 114. The Corporation uses the discounted cash flow method as its primary method for valuing impaired loans.

                                                              September 30,           December 31,          September 30,
(in millions)                                                          1996                   1995                   1995
                                                              -------------           ------------          -------------
Impaired Loans with an Allowance                                $       579             $      481              $     619
Impaired Loans without an Allowance (a)                                 447                    740                    843
                                                                -----------             ----------              ---------
     Total Impaired Loans                                       $     1,026             $    1,221              $   1,462
                                                                ===========             ==========              =========
Allowance for Impaired Loans under
  SFAS 114 (b)                                                  $       212             $      152              $     167
                                                                -----------             ----------              ---------
Average Balance of Impaired Loans
  during the year-to-date period ended:                         $     1,160             $    1,534              $   1,605
                                                                -----------             ----------              ---------
Interest Income Recognized on Impaired
  Loans during the year-to-date period ended:                   $        26             $       26              $      19
                                                                -----------             ----------              ---------

(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Credit Losses.

NOTE 7 - POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS
-----------------------------------------------------------
Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), for postretirement medical benefits for its foreign plans. Consistent with the January 1, 1993 adoption of SFAS 106 for domestic plans, the Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 related to its foreign plans via a one-time pre-tax charge of $17 million ($11 million after-tax).

NOTE 8 - RESTRUCTURING CHARGES
------------------------------
See Note 2 for a discussion of the merger-related restructuring charge. For a discussion of the Corporation's restructuring charges taken in prior years, reference is made to Note Fifteen of the Corporation's 1995 Annual Report. At September 30, 1996, the reserve balance related to prior years' restructuring charges was approximately $101 million relating substantially to the disposition of certain facilities, premises and equipment and the termination of leases.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
For a discussion of certain legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 10 - PREFERRED STOCK OF SUBSIDIARY
---------------------------------------
Chase Preferred Capital Corporation ("CPCC"), a newly formed real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets, is a wholly-owned subsidiary of The Chase Manhattan Bank. On September 18, 1996, CPCC issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A with a liquidation preference of $25 per share. Dividends are cumulative, will be payable quarterly commencing December 31, 1996 and will be considered minority interest expense by the Corporation.

The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On and after September 18, 2001, the Series A Preferred Shares may be redeemed for cash at the option of CPCC, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends, if any, thereon. The Series A Preferred Shares will be treated as Tier 1 capital for the Corporation. The Series A Preferred Shares will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of CPCC or the Corporation and any of its subsidiaries.

NOTE 11 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
---------------------------------------------------------------
The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of the credit and market risks involved with derivative and foreign exchange financial instruments, reference is made to pages 32 and 38-44 and to Note Eighteen of the Corporation's 1995 Annual Report.


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

At September 30, 1996, gross deferred gains and gross deferred losses relating to closed derivative contracts used in ALM activities were $592 million and $654 million, respectively. See page 56 of the Corporation's 1995 Annual Report for the accounting method used for these contracts and see page 41 of this Form 10-Q for the Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at September 30, 1996, deferred gains and losses associated with such transactions were immaterial.

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

                                                         Notional Amounts (a)                        Credit Exposure
                                                         --------------------                        ---------------
                                                    September 30,        December 31,        September 30,      December 31,
(in billions)                                                1996                1995                 1996              1995
-------------                                       -------------        ------------        -------------      ------------
Interest Rate Contracts
Futures, Forwards and Forward Rate Agreements
  Trading                                              $  1,276.5          $  1,047.5          $      0.5           $    1.3
  Asset and Liability Management                             68.1                40.0                 0.1                0.1
Interest Rate Swaps
  Trading                                                 2,171.8             1,692.6                11.9               10.4
  Asset and Liability Management                             98.7                69.7                 0.6                0.3
Purchased Options
  Trading                                                   170.1               147.2                 1.6                0.7
  Asset and Liability Management                             42.2                26.0                 ---                ---
Written Options
  Trading                                                   172.1               161.0                 ---                ---
  Asset and Liability Management                             19.7                 6.4                 ---                ---
                                                       ----------          ----------          ----------           --------
    Total Interest Rate Contracts                      $  4,019.2          $  3,190.4          $     14.7           $   12.8
                                                       ==========          ==========          ==========           ========

Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                              $  1,330.4          $  1,352.1          $      6.2           $    8.8
  Asset and Liability Management                             48.3                10.9                 ---                ---
Other Foreign Exchange Contracts (b)
  Trading                                                   241.7               241.6                 4.2                3.6
  Asset and Liability Management                              3.0                 1.6                 ---                ---
                                                       ----------          ----------           ---------           --------
    Total Foreign Exchange Contracts                   $  1,623.4          $  1,606.2          $     10.4           $   12.4
                                                       ==========          ==========          ==========           ========

Stock Index Options and Commodity
 Contracts
  Trading                                              $     43.4          $     37.7          $      2.5            $   1.0
                                                       ---------           ----------          ----------            -------
  Total Stock Index Options and
     Commodity Contracts                               $     43.4          $     37.7          $      2.5            $   1.0
                                                       ==========          ==========          ==========            =======

Total Credit Exposure Recorded on the Balance Sheet                                            $     27.6            $  26.2

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and stock index options and commodity contracts were $596.9 billion, $4.7 billion and $2.7 billion, respectively, at September 30, 1996, compared with $417.7 billion, $10.6 billion and $5.1 billion, respectively, at December 31, 1995. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $73.2 billion, $85.3 billion and $86.2 billion, respectively, at September 30, 1996, compared with $92.2 billion, $92.4 billion and $58.6 billion, respectively, at December 31, 1995.

NOTE 12 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
-----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at September 30, 1996 and December 31, 1995. The table should be read in conjunction with the description of these products and their risks included on page 75 of the Corporation's 1995 Annual Report.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
-------------------------------------------------------

                                                                             September 30,                 December 31,
(in millions)                                                                         1996                         1995
                                                                             -------------                 ------------

Commitments to Extend Credit                                                    $   93,704(a)               $    95,555(a)
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $4,518 and $4,861)                                           29,451                       24,745
Other Letters of Credit                                                              6,069                        5,907
Customers' Securities Lent                                                          36,835                       27,169

(a) Excludes credit card commitments of $49.0 billion and $47.6 billion at September 30, 1996 and December 31, 1995, respectively.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------
For a discussion of the Corporation's fair value methodologies, see pages 76-77 of the Corporation's 1995 Annual Report. The following table presents the carrying value and estimated fair value at September 30, 1996 and December 31, 1995 of the Corporation's financial assets and liabilities valued under SFAS 107.

                                               September 30, 1996                                    December 31, 1995
                                               ------------------                                    -----------------
                                    Carrying       Estimated     Appreciation/        Carrying     Estimated      Appreciation/
(in millions)                       Value          Fair Value    (Depreciation)       Value        Fair Value    (Depreciation)
-------------                       --------       ----------    --------------       --------     ----------    --------------

Total Financial Assets             $  317,863     $   320,020     $   2,157          $   294,627    $   299,879     $    5,252
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  300,637     $   300,120           517          $   283,065    $   283,698           (633)
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
of Carrying Value                                                 $   2,674                                         $    4,619
                                                                  =========                                         ==========

Derivative contracts used for ALM activities are included in the above amounts and are valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes. The following table presents the carrying value and estimated fair value of derivatives contracts used for ALM activities excluding those derivatives contracts used by the Corporation to manage the risks associated with its mortgage servicing portfolio, which are disclosed on page 33.

                                               September 30, 1996                                    December 31, 1995
                                               ------------------                                    -----------------
                                    Carrying       Estimated     Net Unrealized       Carrying     Estimated     Net Unrealized
(in millions)                       Value          Fair Value    Gains/(Losses)       Value        Fair Value    Gains/(Losses)
-------------                       --------       ----------    --------------       --------     ----------     -------------

Total Financial Assets              $    238       $     111      $    (127) (a)      $       92    $    (67)       $    (159)
Total Financial Liabilities         $    250       $     (77)     $    (327) (a)      $      270    $    643        $     373


(a) Unrealized gains and losses related to total financial assets were $453 million and $580 million, respectively, at September 30, 1996. Unrealized gains and losses related to total financial liabilities were $271 million and $598 million, respectively, at September 30, 1996.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (in millions, except per share and ratio data)

                                                                      1996                  1995            Nine Months Ended
                                                               --------------------         ----        ------------------------
                                                               Third        Second         Third        Sept. 30,      Sept. 30,
                                                              Quarter       Quarter       Quarter            1996           1995
                                                              -------       -------       -------       ---------      ---------
EARNINGS:
Income Before Restructuring Charge                            $   878      $    870      $    764       $  2,685       $   2,152
Restructuring Charge (After-Tax)                                  (20)(a)       (14)(a)        --         (1,060)(a)          (9)(b)
                                                              -------      --------       -------       --------        --------
Income After Restructuring Charge and
  Before Effect of Accounting Change                              858           856           764          1,625           2,143
Effect of Change in Accounting Principle                           --            --            --             --             (11)(c)
                                                              -------       -------      --------       --------        --------
Net Income                                                    $   858      $    856      $    764       $  1,625        $  2,132
                                                              =======      ========      ========       ========        ========
Net Income Applicable to Common Stock                         $   803      $    801      $    708       $  1,461        $  1,959
                                                              =======      ========      ========       ========        ========

INCOME PER COMMON SHARE:
Primary:
  Income Before Restructuring Charge                          $  1.85      $   1.83      $   1.58       $   5.66        $   4.51
  Restructuring Charge (After-Tax)                              (0.05)(a)     (0.03)(a)        --          (2.38)(a)       (0.02)(b)
                                                              -------      --------      --------       --------        --------
  Income After Restructuring Charge and
    Before Effect of Accounting Change                           1.80          1.80          1.58           3.28            4.49
  Effect of Change in Accounting Principle                         --            --            --             --           (0.02)(c)
                                                              -------      --------      --------        --------        -------
  Net Income                                                  $  1.80      $   1.80      $   1.58       $   3.28        $   4.47
                                                              =======      ========      ========       ========        ========
Assuming Full Dilution:
  Income Before Restructuring Charge                          $  1.83          1.82      $   1.55       $   5.57        $   4.34
  Restructuring Charge (After-Tax)                              (0.05)(a)     (0.03)(a)        --          (2.34)(a)       (0.02)(b)
                                                              -------      --------       --------      --------        --------

  Income After Restructuring Charge and
     Before Effect of Accounting Change                          1.78          1.79          1.55           3.23            4.32
  Effect of Change in Accounting Principle                         --            --            --             --           (0.02)(c)
                                                              -------     ---------      --------        --------        -------
   Net Income                                                 $  1.78      $   1.79      $   1.55       $   3.23        $   4.30
                                                              =======      ========      ========       ========        ========

PER COMMON SHARE:
Book Value                                                    $ 42.03      $  40.47      $ 40.93        $  42.03        $  40.93
Market Value                                                  $ 80.13      $  70.63      $ 60.88        $  80.13        $  60.88
Common Stock Dividends Declared (d)                           $  0.56      $   0.56      $  0.50        $   1.68        $   1.44

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares                     447.2         444.8        448.4           446.0           438.5
Average Common Shares Assuming Full Dilution                    450.5         448.4        456.4           452.3           457.5
Common Shares at Period End                                     439.9         437.1        438.6           439.9           438.6

PERFORMANCE RATIOS: (Average Balances)
Income Before Restructuring Charge: (e)
  Return on Assets                                               1.08%         1.10%         .99%           1.13%            .94%
  Return on Common Stockholders' Equity                         18.35%        19.00%       16.17%          18.96%          15.89%
  Return on Total Stockholders' Equity                          17.04%        17.58%       15.14%          17.57%          14.83%
Net Income (Loss): (e)
  Return on Assets                                               1.06%         1.08%         .99%            .68%            .93%
  Return on Common Stockholders' Equity                         17.90%        18.67%       16.17%          10.99%          15.73%
  Return on Total Stockholders' Equity                          16.65%        17.30%       15.14%          10.63%          14.69%
Efficiency Ratio (f)                                             58.2%         58.4%        61.9%           58.7%           64.1%


(a) Reflects merger-related restructuring charge of $1,022 million, after-tax, which was recorded on March 31, 1996. In addition, $38 million, after-tax, of merger-related expenses were incurred ($4 million in the first quarter, $14 million in the second quarter and $20 million in the third quarter) and recognized under an existing accounting pronouncement.
(b) Reflects a restructuring charge related to exiting from a futures brokerage business.
(c) On January 1, 1995, the Corporation adopted SFAS 106 for the accounting for other postretirement benefits relating to its foreign plans.
(d) The Corporation increased its quarterly common stock dividend from $0.50 per share to $0.56 per share in the first quarter of 1996.
(e)  Performance ratios are based on annualized net income amounts.
(f) Excludes restructuring charges, foreclosed property expense, and nonrecurring items.

Part 1
Item 2 (continued)

On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). The merger was accounted for as a pooling-of-interests and, accordingly, the information included in this Form 10-Q presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented. Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results following the merger may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission, in particular the Form 8-K dated July 17, 1996, the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and the Corporation's Annual Report to Stockholders (as filed with the Corporation's Current Report on Form 8-K dated April 16, 1996) for a discussion of factors that may cause such differences to occur.

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Chase Manhattan Corporation (the "Corporation") reported earnings for the third quarter of 1996 were $858 million, a 12% increase when compared with 1995 third quarter earnings of $764 million. Primary earnings per share ("primary EPS") were $1.80 for the 1996 third quarter, compared with $1.58 for the 1995 third quarter, and fully diluted earnings per share ("fully diluted EPS") for the 1996 and 1995 third quarters were $1.78 and $1.55, respectively. Excluding merger-related expenses of $20 million, after tax, net income for the 1996 third quarter was $878 million, primary EPS were $1.85 and fully diluted EPS were $1.83.

The Corporation's net income, including restructuring charges and expenses of $1,060 million, after tax, was $1,625 million for the first nine months of 1996, compared with $2,132 million for the first nine months of 1995. Primary EPS and fully diluted EPS for the first nine months of 1996 were $3.28 and $3.23, respectively, compared with $4.47 and $4.30, respectively, for the same periods in 1995. Excluding restructuring charges and expenses, the Corporation's earnings for the first nine months of 1996 rose 25% to $2,685 million. Primary and fully diluted EPS were $5.66 and $5.57, respectively, in 1996, compared with $4.51 and $4.34, respectively, in the same 1995 period.

The Corporation's third quarter and first nine months 1996 results reflected revenue growth in its global wholesale and nationwide consumer businesses, and effective management of its operating and credit costs. Merger savings were $180 million in the 1996 third quarter and $320 million for the first nine months of 1996. Management expects to achieve its previously announced performance target of $510 million of merger-related savings for 1996.

The Corporation's return on average common stockholders' equity was 17.9% for the third quarter of 1996, compared with 16.2% for the 1995 comparable quarter. Excluding restructuring charges and expenses, the return on common stockholders' equity was 19.0% for the first nine months of 1996 versus 15.9% for the same period of 1995. The Corporation's efficiency ratio improved to 58.2% for the third quarter of 1996, compared with 61.9% for the third quarter of 1995. Excluding the impact of credit card securitizations (see further discussions on pages 33 and 34), the efficiency ratio for the third quarters of 1996 and 1995 was 56.1% and 61.1%, respectively.

In connection with reporting the Corporation's 1996 third quarter earnings, management announced that it believed that the Corporation will generally meet previously announced operating goals for 1996. Management of the Corporation currently expects the Corporation to continue to realize annual operating revenue growth, on a managed basis, of 5-7% into 1997, and continues to target as financial goals double digit operating earnings per share growth in each of the next two years, a return on average common equity of 18% or higher by 1998, and an efficiency ratio in the low 50% range by 1998.

On October 15, 1996, the Corporation announced that its Board of Directors had authorized a common stock repurchase program for the Corporation. The Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefits plans.

At September 30, 1996, the Corporation's Tier 1 Capital and Total Capital ratios were 8.36% and 12.17%, respectively (excluding the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, as well as the Corporation's investment in this subsidiary). These risk-based capital ratios were well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and at September 30, 1996, the Corporation and all of its depository institutions were "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at September 30, 1996 were $1,517 million, a decline of $147 million compared with $1,664 million on December 31, 1995, and $369 million from $1,886 million at September 30, 1995. Nonperforming assets have declined by approximately $10.0 billion, or 87%, from their peak level of $11.5 billion in 1991.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

TOTAL REVENUE
The Corporation's total revenue for the 1996 third quarter was $3,925 million, an increase of 4% from the same 1995 period. For the first nine months of 1996, total revenue increased 7% to $11,914 million from the comparable 1995 period. On a managed basis, which excludes the impact of credit card securitizations, total revenue for the 1996 third quarter increased 6% to $4,074 million and for the 1996 nine months increased 10% to $12,325 million.

NET INTEREST INCOME
Reported net interest income for the 1996 and 1995 third quarter was unchanged at $2,069 million. For the first nine months, reported net interest income was $6,258 million (including $54 million of interest related to Federal and State tax audit settlements) in 1996, $134 million higher than the comparable period in 1995. Excluding the impact of securitizations and the tax audit settlements, net interest income on a managed basis increased 7% in the 1996 third quarter and 8% for the first nine months, reflecting growth in consumer receivables (on a managed basis) and higher levels of trading-related assets.

                                                                   Third Quarter                              Nine Months
                                                                   -------------                              -----------
(in millions)                                                 1996                  1995                1996               1995
                                                          ------------         ------------         ------------       -----------

Net Interest Income:
   Domestic                                               $     1,649         $      1,660          $     4,965        $     4,868
   Overseas                                                       420                  409                1,293              1,256
                                                          -----------         ------------          -----------        -----------
Net Interest Income - Reported                            $     2,069         $      2,069          $     6,258        $     6,124
                                                          ===========         ============          ===========        ===========
Net Interest Income - Managed Basis (a)                   $     2,313         $      2,161          $     6,843        $     6,350
                                                          ===========         ============          ===========        ===========
Average Interest-Earning Assets:
   Domestic                                               $   190,369         $    174,315          $   184,240        $   171,007
   Overseas                                                    73,049               71,179               74,174             70,415
                                                          -----------         ------------          -----------        -----------
Total Average Interest-Earning Assets                     $   263,418         $    245,494          $   258,414        $   241,422
                                                          ===========         ============          ===========        ===========
Total Average Interest-Earning Assets
    Managed Basis (a)                                     $   275,303         $    250,208          $   268,455        $   245,117
                                                          ===========         ============          ===========        ===========

Net Yield on Interest-Earning Assets:
   Domestic                                                    3.46%                 3.80%                 3.62%              3.83%
   Overseas                                                    2.29                  2.28                  2.33               2.38
Consolidated Net Yield on Interest-Earning Assets (b)          3.14                  3.36                  3.25               3.41
Consolidated Net Yield on Interest-Earning Assets
    Managed Basis (a)(b)                                       3.36                  3.44                  3.42               3.48


(a) Managed basis excludes the impact of credit card securitizations and, in the first nine months of 1996, $54 million of interest related to Federal and State tax audit settlements. See page 34 for further discussion of credit card securitizations.
(b) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets. For net interest income on a taxable equivalent basis, see the Average Balance Sheets on pages 46 and 47.

Excluding the impact of credit card securitizations and the tax audit settlements, the net yield was 3.36% in the 1996 third quarter, a decline of 8 basis points from the prior year quarter, and 3.42% for the first nine months of 1996, a decline of 6 basis points when compared with the same prior-year period. The decline in both 1996 periods was due to an increase in lower-yielding securities and trading-related assets.

The following table reflects the composition of interest-earning assets as a percentage of total earning assets for the periods indicated.


AVERAGE INTEREST-EARNING ASSET MIX
                                                                                           Third Quarter
                                                                                           -------------
(in billions)                                                                 1996                                 1995
                                                                  ---------------------------           -----------------------

Consumer Loans                                                    $    72.8             28%             $   72.5            30%
Commercial Loans                                                       77.3             29                  77.4            31
                                                                  ---------         ------              --------         -----
  Total Loans                                                         150.1             57                 149.9            61
Securities                                                             42.5             16                  36.3            15
Liquid Interest-Earning Assets                                         70.8             27                  59.3            24
                                                                  ---------         ------              --------         -----
Total Interest-Earning Assets                                     $   263.4            100%             $  245.5           100%
                                                                  =========         ======              ========         =====



                                                                                            Nine Months
                                                                                            -----------
(in billions)                                                                 1996                                 1995
                                                                  ---------------------------           -----------------------

Consumer Loans                                                    $    72.8             28%             $   69.4            29%
Commercial Loans                                                       77.3             30                  76.6            31
                                                                  ---------         ------              --------         -----
  Total Loans                                                         150.1             58                 146.0            60
Securities                                                             42.6             17                  35.2            15
Liquid Interest-Earning Assets                                         65.7             25                  60.2            25
                                                                  ---------         ------              --------         -----
Total Interest-Earning Assets                                     $   258.4            100%             $  241.4           100%
                                                                  =========         ======              ========         =====

Average interest-earning assets increased during the third quarter and nine month periods in 1996, when compared with the respective 1995 periods, principally as a result of increases in liquid interest-earning assets and the available-for-sale securities portfolio. The Corporation has continued to increase its liquid interest-earning assets through its trading and Section 20 activities. The Corporation increased its securities portfolio in both 1996 periods as part of its asset/liability management activities. Additionally, the Corporation's average total loans in the 1996 third quarter were stable when compared with the third quarter of 1995, but increased by $4.1 billion in the 1996 nine month period when compared with the comparable nine month 1995 period. The increase reflected growth in consumer loans (despite the impact of a higher level of credit card securitizations) and, to a lesser extent, commercial lending, partially offset by the continued reduction in the commercial real estate portfolio.

The growth in interest-earning assets in the 1996 third quarter was funded by a $14.9 billion increase in interest-bearing liabilities. The increase in interest-bearing liabilities was principally due to a higher level of Federal funds purchased and securities sold under repurchase agreements, partially offset by a decline in total interest-bearing deposits. The Corporation utilizes repurchase agreements as a source of short-term funding for trading-related positions and for its securities portfolio.

For additional information on average balances and net interest income on a taxable equivalent basis, see Average Consolidated Balance Sheet, Interest and Rates on pages 46 and 47.

Management anticipates that, given its current expectations for interest rate movements for the remainder of 1996, the Corporation's net interest income for 1996 will be higher than net interest income for 1995 (prior to the impact of credit card securitizations).

PROVISION FOR LOSSES
The Corporation's provision for losses was $220 million for the 1996 third quarter, compared with $250 million in the 1996 second quarter, and $192 million in the 1995 third quarter. For the first nine months, the provision for losses was $715 million in 1996, compared with $572 million in 1995. The increase in the provision for losses for both 1996 periods, when compared with the same 1995 periods, was primarily the result of higher commercial net charge-offs as a result of a lower level of recoveries. For the same periods, the Corporation had lower consumer net charge-offs due, in part, to a decline in the level of credit card receivables retained on the balance sheet.

Management anticipates that the provision for losses in 1997 will be modestly higher than in 1996, primarily as a result of an anticipated further decline in recoveries in the commercial portfolio and anticipated growth in assets, particularly in the Corporation's national consumer receivables. For a discussion of the Corporation's net charge-offs, see the Credit Risk Management Section on pages 31-37.

NONINTEREST REVENUE
Noninterest revenue increased for the 1996 third quarter and nine-month period when compared with the corresponding 1995 periods reflecting increases in fees and commissions principally from corporate finance and syndication activities, credit card revenue and trust and investment management fees. The Corporation continued to generate fee growth by offering clients integrated solutions and products. New product offerings such as advisory services have been integrated with other products and services of the Corporation, contributing to the Corporation's fee growth. The 1996 third quarter increases in fees and commissions were partially offset by lower trading revenue. While the 1996 nine month results reflected increased fees and commissions and a 38% increase in trading revenue, these increases were partially offset by lower other revenue which included a loss of $60 million on the sale of a building in Japan. Additionally, the 1995 nine month period included a gain of $85 million on the sale of the Corporation's investment in Far East Bank and Trust Company.

The following table presents the components of noninterest revenue for the periods indicated.

                                                                 Third Quarter                           Nine Months
                                                                 -------------                           -----------
(in millions)                                             1996                 1995               1996               1995
                                                        --------            --------           ---------           --------

Corporate Finance and Syndication Fees                 $     234           $     210           $     716           $    576
Trust and Investment Management Fees                         295                 258                 882                741
Credit Card Revenue                                          277                 210                 743                588
Service Charges on Deposit Accounts                           97                 105                 296                316
Fees for Other Financial Services                            393                 370               1,152              1,090
                                                       ---------           ---------           ---------           --------
Total Fees and Commissions                                 1,296               1,153               3,789              3,311
Trading Revenue                                              304                 342               1,022                742
Securities Gains                                              34                  53                 110                107
Other Revenue                                                222                 162                 735                833
                                                       ---------           ---------           ---------           --------
     Total                                             $   1,856           $   1,710           $   5,656           $  4,993
                                                       =========           =========           =========           ========

FEES AND COMMISSIONS
Corporate finance and syndication fees were $234 million in the 1996 third quarter, an increase of 11% from the prior-year period. For the first nine months of 1996, such fees rose 24% from the comparable period a year ago. The increases from both 1995 periods were the result of strong loan syndication, securities underwriting related to the high-yield business and advisory activities. During the first nine months of 1996, the Corporation acted as agent or co-agent for approximately $353 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong emphasis on distribution.

Trust and investment management fees rose 14% in the 1996 third quarter and 19% for the 1996 first nine months, reflecting increased global services and securities processing activities, growth in the Vista mutual funds and higher trust fees attributable to growth in assets under management. Also contributing to the increases were higher fees due to the acquisition of the securities processing businesses of U.S. Trust Corporation ("US Trust") in September 1995, which contributed approximately $27 million of revenue in the 1996 third quarter and $75 million for the first nine months of 1996.

Credit card revenue increased $67 million, or 32%, for the 1996 third quarter and $155 million, or 26%, for the 1996 first nine months as a result of an increase in securitization volume as well as growth in managed outstandings and active accounts. The higher level of securitizations accounted for $50 million of the increase in credit card revenue in the 1996 third quarter and $105 million of the increase in the first nine months of 1996. Average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables) grew to $23.9 billion for the third quarter of 1996, compared with $21.6 billion for the prior-year's comparable period. For a further discussion of the credit card portfolio and related securitization activity, see pages 33-34 of this Form 10-Q.

The following table sets forth the components of fees for other financial services for the periods indicated.

                                                                   Third Quarter                       Nine Months
                                                                   -------------                       -----------
(in millions)                                                   1996              1995            1996             1995
                                                              --------          -------         -------          --------

Fees for Other Financial Services:
   Commissions on Letters of Credit and Acceptances           $     81          $    88       $   252           $    262
   Fees in Lieu of Compensating Balances                            75               73           223                213
   Mortgage Servicing Fees                                          55               52           159                159
   Loan Commitment Fees                                             32               31            92                 96
   Other Fees                                                      150              126           426                360
                                                              --------          -------        ------           --------
     Total                                                    $    393          $   370       $ 1,152           $  1,090
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

Trading Revenue
The following table sets forth the components of trading revenue for the third quarter and first nine months of 1996 and 1995.

                                                                     Third Quarter                     Nine Months
                                                                     -------------                     -----------
(in millions)                                                   1996              1995           1996              1995
                                                                ----              ----           ----              ----

Trading Revenue                                               $    304          $   342       $ 1,022           $    742
Net Interest Income Impact (a)                                     175              125           465                317
                                                              --------          -------       -------           --------
Total Trading-Related Revenue                                 $    479          $   467       $ 1,487           $  1,059
                                                              ========          =======       =======           ========
Product Diversification:
     Interest Rate Contracts (b)                              $    124          $   124       $   450           $    308
     Foreign Exchange Contracts (c)                                108              142           341                459
     Debt Instruments and Other (d)                                247              201           696                292
                                                              --------          -------       -------           --------
Total Trading-Related Revenue                                 $    479          $   467       $ 1,487           $  1,059
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

The increase in revenue from interest rate contracts during the 1996 first nine months was primarily due to anticipated volatility in certain Western European, Asian and U.S. interest rate markets, as well as higher customer demand for derivatives used for risk management purposes. The declines in foreign exchange revenue in the 1996 third quarter and first nine months were caused by several factors, prominent among them the decrease in the level of cross-currency trading activity in the European markets in anticipation of the integration of the European Monetary System. The increases in debt instrument revenue during the 1996 third quarter and first nine months were primarily the result of strong performances in emerging markets in Latin America and Eastern Europe. In addition, the 1995 nine-month results had been adversely affected by major declines in the prices of emerging markets debt instruments during the early part of 1995.

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

OTHER NONINTEREST REVENUE
The following table presents securities gains and the composition of other revenue for the third quarter and first nine months of 1996 and 1995.

                                                                     Third Quarter                           Nine Months
                                                                 ---------------------                 --------------------
(in millions)                                                    1996             1995                 1996            1995
                                                                 ----             ----                 ----            ----

Securities Gains                                               $     34          $    53            $    110          $   107

Other Revenue:
    Revenue from Equity-Related Investments                    $    112          $   106            $    554          $   495
    Net Losses on Emerging Markets Securities Sales                  --              (36)                (65)             (62)
    Gain on Sale of Investment in Far East Bank
       & Trust Company                                               --               --                  --               85
    Residential Mortgage Origination/Sales Activities                15               17                  41              112
    Loss on Sale of a Building in Japan                              --               --                 (60)              --
    All Other Revenue                                                95               75                 265              203
                                                               --------          -------            --------          -------
       Total Other Revenue                                     $    222          $   162            $    735          $   833
                                                               ========          =======            ========          =======

All securities sales were from the available-for-sale portfolio. For a further discussion of the Corporation's securities, see Note 5 of the Notes to Financial Statements.

Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $112 million in the 1996 third quarter, $6 million higher than the comparable 1995 quarter. For the first nine months of 1996, revenue from equity-related investments was $554 million, an increase of 12% from 1995, reflecting the continuing benefits of a broad-based portfolio of investments in an active market. At September 30, 1996, the Corporation had equity-related investments with a carrying value of approximately $2.7 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings (averaging approximately $160 million per quarter for the previous eight quarters), although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

Residential mortgage origination/sales activities declined $71 million for the first nine months of 1996, when compared with the 1995 periods reflecting the impact of gains from the sale of servicing rights during 1995.

The increases in all other revenue in the 1996 third quarter and first nine months were primarily due to gains on the sale of various nonstrategic assets. These gains were partially offset by lower income of $9 million in the 1996 third quarter and $23 million in the first nine months of 1996 from the Corporation's investment in CIT, as a result of the sale of half of the Corporation's investment in CIT in December 1995.

NONINTEREST EXPENSE
Noninterest expense, before restructuring charges and expenses, was $2,288 million in the 1996 third quarter, a decline of $44 million from the third quarter of 1995. The decrease reflects merger-related expense savings of $180 million, primarily reflecting lower salaries and benefits related to personnel reductions and other merger integration efforts. This was partially offset by higher incentive costs related to strong revenue growth.

For the first nine months, noninterest expense excluding restructuring charges and expenses, foreclosed property expense and a $40 million charge to conform retirement benefits provided to foreign employees, decreased by approximately $69 million from the same 1995 period. The decline is primarily due to merger integration efforts and lower FDIC expenses. The results for the first nine months of 1996 include noninterest expenses relating to the U.S. Trust processing business which was acquired in September 1995, and reflect the absence of expenses relating to the southern and central New Jersey banking operations which were sold in the fourth quarter of 1995.

Noninterest expense for the full year 1996 is expected to be approximately $100 million higher than the previously targeted $9.1 billion, primarily as a result of higher incentive costs in line with higher than expected revenue growth. The increase in this expense does not include additional expenses (approximately $40 million) related to the introduction of the Corporation's co-branded Wal-Mart MasterCard, and expenses (approximately $10 million) associated with preferred stock dividends issued by a newly organized real estate investment trust subsidiary of the Corporation.


                                                                 Third Quarter                               Nine Months
                                                          ----------------------                      ---------------------
(in millions)                                             1996              1995                      1996             1995
                                                          ----              ----                      ----             ----


Salaries                                             $    1,040          $   1,074               $    3,162         $   3,078
Employee Benefits                                           211                213                      741               693
Occupancy Expense                                           204                227                      632               673
Equipment Expense                                           179                177                      544               568
Foreclosed Property Expense                                   2                 (7)                     (15)              (60)
Other Expense                                               652                648                    1,963             2,059
                                                     ----------          ---------               ----------             -----
     Total Before Restructuring Charge                    2,288              2,332                    7,027             7,011
Restructuring Charge and Expenses                            32                 --                    1,710                15
                                                     ----------          ---------               ----------         ---------
     Total                                           $    2,320          $   2,332               $    8,737         $   7,026
                                                     ==========          =========               ==========         =========

Efficiency Ratio (a)                                       58.2%              61.9%                    58.7%             64.1%
Efficiency Ratio Excluding Securitizations (a)             56.1%              61.1%                    56.8%             63.5%


(a) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring charges, foreclosed property expense, and nonrecurring items. During the first nine months of 1996, nonrecurring items reflected the receipt of interest related to Federal and State tax audit settlements, a loss on sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans. The 1995 first nine months excluded the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.

SALARIES AND EMPLOYEE BENEFITS
The decrease in salaries for the 1996 third quarter reflects the favorable impact of approximately 7,300 reductions in full-time equivalent employees since September 30, 1995 as a result of the merger and the aforementioned sale of the southern and central New Jersey banking operations. The $84 million increase in salaries for the first nine months was primarily due to higher incentive costs as a result of stronger earnings for most businesses. Also contributing to the increase in salaries was the vesting in the first quarter of 1996 of certain stock-based incentive awards due to the improvement in the Corporation's stock price, the continued investment in the Corporation's securities underwriting business and the additional staff costs resulting from the U.S. Trust processing business acquisition in September 1995.

The following table presents the Corporation's full-time equivalent employees at the dates indicated.

                                                                             September 30,               December 31,
                                                                                      1996                       1995
                                                                             -------------               ------------

Domestic Offices                                                                    57,629                     60,904
Foreign Offices                                                                     10,199                     11,792
                                                                                    ------                     ------
     Total Full-Time Equivalent Employees                                           67,828                     72,696
                                                                                    ======                     ======


The increase in employee benefits in the first nine months of 1996 was primarily the result of a $40 million charge (relating to conforming retirement benefits provided to foreign employees) and expenses associated with a newly consolidated foreign investment. Also impacting employee benefits was an increase in social security expenses associated with the exercise of options granted under broad-based employee plans and the vesting of certain stock-based incentive awards in the first quarter of 1996.

OCCUPANCY AND EQUIPMENT EXPENSE
Occupancy expense in the 1996 third quarter and first nine months decreased by $23 million and $41 million, respectively, largely as a result of the consolidation of operations and branch facilities from a pre-merger expense initiative program as well as a result of merger integration efforts.

For the first nine months of 1996, the $24 million decline in equipment expense was primarily the result of expense reduction initiatives relating to software costs and equipment rentals.

FORECLOSED  PROPERTY  EXPENSE
For the first nine months, foreclosed property expense was a credit of $15 million in 1996, compared with a credit of $60 million in 1995 due to lower gains on the sale of foreclosed properties.

RESTRUCTURING CHARGE
In connection with the merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, merger-related expenses of $32 million and $60 million were incurred in the 1996 third quarter and first nine months, respectively, and were included in the restructuring charge and expenses caption on the income statement. For a further discussion of the restructuring charge, see Note 2 on page 8. Because of the inherent uncertainties associated with merging two large corporations, there can be no assurance that the $1.9 billion of merger-related costs will reflect the actual costs ultimately incurred by the Corporation in implementing the merger or that the Corporation would not deem it appropriate to take additional charges, as the merger implementation process continues.

OTHER EXPENSE
The following table presents the components of other expense for the periods indicated.

                                                                       Third Quarter                           Nine Months
                                                                 ------------------------               ---------------------
(in millions)                                                    1996                1995               1996             1995
                                                                 ----                ----               ----             ----

Other Expense:
     Professional Services                                      $   127            $  130           $     397         $     407
     Marketing Expense                                               73                99                 236               284
     FDIC Assessments                                                 6                (5)                  8               107
     Telecommunications                                              82                84                 249               249
     Amortization of Intangibles                                     42                45                 127               139
     All Other                                                      322               295                 946               873
                                                                -------            ------           ---------         ---------
       Total                                                    $   652            $  648           $   1,963         $   2,059
                                                                =======            ======           =========         =========

All other expenses increased by $27 million in the 1996 third quarter. The increase primarily reflected the consolidation of a foreign investment and higher travel and other incidental costs related to services provided by employees involved with merger integration efforts. FDIC assessments for the 1996 third quarter reflected a special assessment for Savings Association Insurance Fund-related deposits.

For the first nine months of 1996, other expense decreased $96 million, or 5%, from the 1995 comparable period. The improvement reflected a $48 million decline in marketing expense as a result of expense reduction initiatives and lower FDIC assessments of $99 million (which resulted from the elimination of FDIC assessments other than with respect to deposits associated with the acquisition of former savings and loan branches). Partially offsetting these declines were increases in other expenses during the first nine months of 1996, as discussed above.

INCOME TAXES
The Corporation recognized income tax expense of $527 million in the third quarter of 1996, compared with $491 million in the third quarter of 1995. For the first nine months, the Corporation recorded income tax expense of $837 million in 1996, compared with $1,376 million in 1995. The 1996 nine-month amount includes tax benefits related to the restructuring charge and aggregate tax benefits and refunds of $132 million. The Corporation's effective tax rates, for both periods in 1996 and 1995 (excluding the aforementioned tax benefits and refunds), were 38% and 39%, respectively.

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

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


                                                                           Regional and Nationwide              Global
                                                   Global Bank               Consumer Banking                  Services
                                               --------------------         ---------------------         ----------------

For the three months ended September 30,       1996            1995           1996         1995           1996        1995
                                           ----------       ---------     ---------     --------        --------    --------
 (in millions, except ratios)

Net Interest Income                        $      639      $      576    $    1,488    $   1,394        $   233    $    199
Noninterest Revenue                               848             844           558          564            308         281
Noninterest Expense                               751             753         1,123        1,193            423         359
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Margin                                  736             667           923          765            118         121
Credit Provision (a)                               63              74           368          276              4          --
Foreclosed Property Expense                        (1)             --             3            2             --          --
                                           -----------     ----------    ----------    ---------        -------    --------
Income Before Taxes                               674             593           552          487            114         121
Income Taxes                                      250             212           222          195             43          46
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Net Income                              424             381           330          292             71          75
Restructuring Charge & Expenses                    (9)             --            (9)          --             (4)         --
                                           -----------     ----------    -----------   ---------        --------   --------
Net Income                                 $      415      $      381    $      321    $     292        $    67    $     75
                                           ==========      ==========    ==========    =========        =======    ========
Average Assets                             $  211,524      $  182,040    $  113,501    $ 110,343        $10,572    $ 10,101
Return on Common Equity (b)                      21.7%          20.0%           19.2%        16.4%         21.0%       22.4%
Return on Assets (b)                              .80%           .83%           1.16%        1.05%         2.67%       2.95%
Efficiency Ratio (c)                             50.5%          53.0%           54.9%        60.9%         78.2%       74.8%


                                                                       Terminal
                                                                 (LDC and Real Estate)                Total(d)
                                                                 ---------------------          ---------------------

For the three months ended September 30,                          1996           1995            1996            1995
(in millions, except ratios)                                      ----           ----            ----            ----

Net Interest Income                                            $   (52)       $    22       $   2,069      $    2,069
Noninterest Revenue                                                 36            (29)          1,856           1,710
Noninterest Expense                                                 13             17           2,286           2,339
                                                               -------        -------       ---------      ----------
Operating Margin                                                   (29)           (24)          1,639           1,440
Credit Provision (a)                                                16              5             220             192
Foreclosed Property Expense                                         (1)            (9)              2              (7)
                                                               -------        -------       ---------      ----------
Income (Loss) Before Taxes (Benefits)                              (44)           (20)          1,417           1,255
Income Taxes (Benefits)                                            (15)            (4)            539             491
                                                               -------        --------      ---------      ----------
Operating Net Income (Loss)                                        (29)           (16)            878             764
Restructuring Charge & Expenses                                     --             --             (20)             --
                                                               -------        -------       ---------      ----------
Net Income (Loss)                                              $   (29)       $   (16)      $     858      $      764
                                                               =======        ========      =========      ==========
Average Assets                                                 $ 4,421        $ 7,556       $ 322,913      $  306,974
Return on Common Equity (b)                                         NM             NM            18.4%         16.2%
Return on Assets (b)                                                NM             NM            1.08%          .99%
Efficiency Ratio (c)                                                NM             NM            58.2%         61.9%


(a) The provision is allocated to business units using a credit risk methodology applied consistently across the Corporation and a risk grading system appropriate for a business unit's portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate results.
(b)   Based on annualized operating net income amounts.
(c) The computation of the efficiency ratio excludes restructuring charges, foreclosed property expense and, if applicable, nonrecurring items.
(d) Total column includes Corporate results. See description of Corporate results on page 30.
NM - Not meaningful.

Part 1
Item 2 (continued)

                                                                            Regional and Nationwide            Global
                                                   Global Bank                 Consumer Banking               Services
                                              ---------------------         ---------------------         ----------------

For the nine months ended September 30,        1996            1995           1996         1995           1996        1995
(in millions, except ratios)                   ----            ----           ----         ----           ----        ----

Net Interest Income                        $    1,909      $    1,672    $    4,370    $   4,136        $   672    $    560
Noninterest Revenue                             2,891           2,331         1,668        1,612            919         805
Noninterest Expense                             2,273           2,183         3,352        3,633          1,209       1,061
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Margin                                2,527           1,820         2,686        2,115            382         304
Credit Provision (a)                              188             220         1,056          801             11          --
Foreclosed Property Expense                        (1)             (2)            1          (27)            --          --
                                           -----------     -----------   ----------    ---------        -------    --------
Income Before Taxes                             2,340           1,602         1,629        1,341            371         304
Income Taxes                                      871             593           642          534            142         114
                                           ----------      ----------    ----------    ---------        -------    --------
Operating Net Income                            1,469           1,009           987          807            229         190
Restructuring Charge & Expenses                   (14)             (9)          (16)          --             (6)         --
Special Items (b)                                  --              51            --           --             --          --
                                           ----------      ----------    ----------    ---------        -------    --------
Net Income                                 $    1,455      $    1,051    $      971    $     807        $   223    $    190
                                           ==========      ==========    ==========    =========        =======    ========
Average Assets                             $  204,914      $  183,306    $  111,558    $ 106,500        $10,201    $  9,778
Return on Common Equity (c)                      25.2%          17.7%          19.3%        15.3%          23.0%       18.7%
Return on Assets (c)                              .96%           .74%          1.18%        1.01%          3.00%       2.60%
Efficiency Ratio (d)                             47.4%          54.5%          55.5%        63.2%          76.0%       77.7%

                                                                       Terminal
                                                                 (LDC and Real Estate)             Total(e)
                                                                 ---------------------        --------------------

For the nine months ended September 30,                           1996           1995         1996            1995
(in millions, except ratios)                                      ----           ----         ----            ----

Net Interest Income                                           $     (3)      $     73    $   6,205      $    6,124
Noninterest Revenue                                                 10             10        5,716           4,908
Noninterest Expense                                                 42             52        7,002           7,071
                                                              --------       --------    ---------      ----------
Operating Margin                                                   (35)            31        4,919           3,961
Credit Provision (a)                                                55             (2)         715             572
Foreclosed Property Expense                                        (15)           (43)         (15)            (60)
                                                              --------       --------    ---------      ----------
Income (Loss) Before Taxes (Benefits)                              (75)            76        4,219           3,449
Income Taxes (Benefits)                                            (17)            39        1,604           1,348
                                                              --------       --------    ---------      ----------
Operating Net Income (Loss)                                        (58)            37        2,615           2,101
Restructuring Charge & Expenses                                     --             --       (1,060)             (9)
Special Items (b)                                                   --             --           70              51
Accounting Change                                                   --             --           --             (11)
                                                              --------       --------    ---------      ----------
Net Income (Loss)                                             $    (58)      $     37    $   1,625      $    2,132
                                                              ========       ========    =========      ==========

Average Assets                                                $  4,459       $  8,276    $ 317,824      $  304,901
Return on Common Equity (c)                                         NM             NM          18.4%         15.5%
Return on Assets (c)                                                NM             NM          1.10%          .92%
Efficiency Ratio (d)                                                NM             NM          58.7%         64.1%


(a) The provision is allocated to business units using a credit risk methodology applied consistently across the Corporation and a risk grading system appropriate for a business unit's portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate results.
(b) Special items for the first nine months of 1996 include the loss on the sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans as well as aggregate tax benefits and refunds. The 1995 first nine months included the gain on the sale of the Corporation's investment in Far East Bank and Trust Company.
(c)   Based on annualized operating net income amounts.
(d) The computation of the efficiency ratio excludes restructuring charges, foreclosed property expense, and the nonrecurring items discussed in (b) above.
(e) Total column includes Corporate results. See description of Corporate results on page 30.
NM - Not meaningful.

GLOBAL BANK
The Global Bank provides investment banking, financial advisory, trading and investment services to corporations and public-sector clients worldwide through a network of offices in 52 countries, including major operations in all key international financial centers. This network enables the Corporation to identify users and sources of capital on a global basis and to serve the cross-border requirements of clients through integrated delivery across all its businesses.

The Global Bank includes Corporate Lending (focusing on corporate clients, both credit and general advisory); Investment Banking (including acquisition finance, syndicated finance, high-yield finance, private placements, leasing, mergers and acquisitions, and other global investment banking activities); Global Markets (foreign exchange dealing and trading; derivatives trading and structuring, including equity and commodity derivatives; securities structuring, underwriting, trading and sales; and the Corporation's funding and securities investment activities) and Chase Capital Partners (venture capital and mezzanine finance). In addition, the Global Asset Management and Private Banking group serves high net worth individuals worldwide with banking and investment services, including the Vista family of mutual funds and Vista unit trust funds. The Global Bank seeks to optimize its risk profile and profitability by
emphasizing  originations,   underwriting,   distribution  and  risk  management
products.

The Global Bank's operating net income in the third quarter of 1996 was $424 million, an increase of $43 million from the 1995 third quarter. Return on equity in the third quarter of 1996 was 21.7%, compared with 20.0% in the third quarter of 1995. The Global Bank's operating net income of $1,469 million and return on equity of 25.2% for the first nine months of 1996 increased from last year's results of $1,009 million and 17.7%, respectively. These favorable results were due primarily to higher trading-related revenue, strong growth in net interest income and an increase in corporate finance fees.

The following table sets forth the significant components of Global Bank's total revenue by business for the periods indicated.

                                                                 Third Quarter                    Nine Months
                                                              -----------------               ------------------
(in millions)                                                 1996         1995              1996          1995
                                                              ----         ----              ----          ----
Total Revenue:
   Corporate Lending and Investment Banking                  $  587       $ 539         $  1,713      $  1,589
   Global Markets                                               625         610            1,880         1,502
   Chase Capital Partners                                        67          77              525           354
   Global Asset Management & Private Banking                    197         182              617           528

Revenue from Corporate Lending and Investment Banking increased $48 million, or 9%, in the 1996 third quarter and $124 million, or 8%, for the first nine months of 1996, reflecting a higher level of investment banking activity including loan syndications, high-yield securities underwriting and advisory activities.

Revenue at Global Markets increased in the third quarter of 1996 compared with the 1995 third quarter due to a 24% increase in net interest income and higher fees and commissions from growth in customer volume partially offset by lower securities gains. Trading-related revenue at Global Markets was higher for the first nine months of 1996 primarily due to the particularly strong performance in the emerging markets. Also, the 1995 nine-month results had been adversely affected by the declines in the prices of emerging markets debt instruments.

Revenue from Chase Capital Partners decreased in the 1996 third quarter due to a decline in venture capital income. For the first nine months of 1996, revenue from Chase Capital Partners increased due to higher revenue from equity-related investments reflecting a broad-based portfolio of investments in an active market, especially during the first half of 1996.

Revenues at Global Asset Management and Private Banking increased $15 million, or 8%, in the 1996 third quarter and $89 million, or 17%, for the first nine months of 1996 when compared to the same 1995 periods. The increase in the third period reflects growth in trust fees. The increase for the first nine months reflects higher trust fees, growth in brokerage (Brown & Co.) and an increase in both loans (13%) and deposit (6%) volumes. In addition, 1996 results include a $25 million gain on the sale of client assets.

REGIONAL AND NATIONWIDE CONSUMER BANK
Regional and Nationwide Consumer Bank includes Credit Cards (Chase cardmember services); Deposits and Investments (consumer banking and commercial and professional banking); Mortgage Banking; National Consumer Finance (home equity secured lending, student lending, and other consumer lending); International Consumer (consumer activities in Asia and Latin America); Middle Market (regional commercial banking); Texas Commerce; and the Corporation's franchise in northeastern New Jersey, where it has 39 branches and private banking operations. The Corporation maintains a leading market share position in serving the financial needs of consumers, middle market commercial enterprises and small businesses in the New York metropolitan area. Texas Commerce is a leader in providing financial products and services to businesses and individuals throughout Texas and is the primary bank for more large corporations and middle market companies than any other bank in Texas.

Regional and Nationwide Consumer Bank's operating net income of $330 million in the third quarter of 1996 increased $38 million from last year's third quarter results of $292 million due primarily to an increase in net interest income and lower noninterest expense, partially offset by a higher credit provision. For the first nine months of 1996, Regional and Nationwide Consumer Bank's operating net income was $987 million, an increase of $180 million from the same period last year. This increase is due to lower noninterest expense and increases in net interest income and noninterest revenue, partially offset by a higher credit provision and an increase in foreclosed property expense. The decrease in noninterest expense for both the 1996 three months and nine months periods is the result of lower marketing expenses at Credit Cards, the absence of expenses as a result of the sale of the southern and central New Jersey banking operations in the fourth quarter of 1995 and merger savings. The 1996 nine month period was also impacted by reduced FDIC assessments. The growth in net interest income for both 1996 periods reflects higher volumes at Credit Cards and Mortgage Banking; the higher credit provision is the result of the substantial growth in managed credit card outstandings.

The following table sets forth the significant components of Regional and Nationwide Consumer Bank's total revenue by business for the periods indicated.

                                                                 Third Quarter                  Nine Months
                                                              -----------------             ------------------
(in millions)                                                 1996         1995             1996         1995
                                                              ----         ----             ----         ----
Total Revenue:
   Credit Cards                                               $   671    $  593       $   1,946       $ 1,722
   Deposits and Investments                                       482       482           1,423         1,420
   Mortgage Banking                                               168       143             493           447
   National Consumer Finance                                      142       139             443           396
   International Consumer                                          65        54             187           155
   Middle Market                                                  226       237             685           680
   Texas Commerce                                                 315       281             928           834

Credit Cards revenue increased $78 million, or 13%, in the third quarter of 1996. For the first nine months of 1996, Credit Cards revenue rose $224 million, or 13%. The improvement in both 1996 periods compared with last year's results is due to higher net interest income, reflecting the substantial growth in the loan portfolio and the implementation of a risk-adjusted pricing policy for delinquent credit card receivables, and higher fee revenue reflecting increased receivables.

Deposits and Investments revenue was flat for the 1996 and 1995 third quarters and increased $3 million for the first nine months of 1996. The slight improvement in revenue for the nine-month period reflects an increase in net interest income reflecting higher deposit volume. In addition, the 1995 results included a $25 million gain on the sale of upstate branches.

Revenue from Mortgage Banking increased $25 million, or 17%, in the 1996 third quarter and $46 million, or 10%, for the first nine months of 1996, when compared with the same 1995 periods. Both the 1996 third quarter and nine month results were favorably impacted by higher net interest income resulting from an increase in loan volume and improved loan spreads. This positive impact was partially offset by lower noninterest revenue due to a decline in the gain on sales of mortgage servicing rights.

National Consumer Finance revenues increased $3 million, or 2%, in the 1996 third quarter and $47 million, or 12%, for the first nine months of 1996, when compared with 1995. The favorable results in both 1996 periods is due to an increase in net interest income reflecting the strong growth in loan volume and higher retail banking fees.

The revenue for International Consumer increased $11 million in the third quarter of 1996 and $32 million for the first nine months of 1996 when compared to the prior year periods. Improvement in both 1996 periods is due to higher net interest income reflecting increased loan volumes.

Revenue from Middle Market decreased $11 million in the third quarter of 1996 from the same period in 1995 due to a decline in corporate finance fees during the 1996 third quarter. Revenue from Middle Market increased $5 million in the first nine months of 1996 when compared with 1995, primarily due to higher corporate finance and other fee revenue.

Texas Commerce's revenue rose $34 million, or 12%, in the 1996 third quarter and $94 million, or 11%, for the first nine months of 1996 when compared to prior year periods. The improvements were due to higher net interest income resulting from 13% growth in loan volume in the first nine months of 1996. Also contributing to the 1996 nine-month increase was a 8% increase in fee revenue, primarily higher corporate finance fees. These favorable results were partially offset by higher foreclosed property expense in the first nine months of 1996 reflecting lower gains on the sale of foreclosed properties.

GLOBAL SERVICES
Global Services includes custody, cash management, payments, trade services, trust and other fiduciary services. The strategy for Global Services is to build world class product capabilities in transaction and information services. At September 30, 1996, the Corporation was custodian or trustee for approximately $4.1 trillion of assets. The operating net income for Global Services decreased $4 million from last year's third quarter results due to a loss related to the termination of a partnership agreement with a payment services provider. For the first nine months of 1996, operating net income increased $39 million when compared with the same 1995 period primarily due to increases in noninterest revenue and net interest income partially offset by higher noninterest expense, all of which resulted from the acquisition of the securities processing businesses of U.S. Trust in September 1995. The increase in noninterest revenue also reflected higher fee revenue as a result of earnings growth in custody services, and the increase in net interest income also reflected higher investable balances.

TERMINAL  BUSINESSES  (LDC  AND  REAL  ESTATE)
Terminal Businesses represents discontinued portfolios, which are primarily refinancing country debt and the Corporation's commercial real estate problem asset and nonperforming portfolio, primarily at The Chase Manhattan Bank. Terminal businesses had net losses of $29 million for the third quarter of 1996 and $58 million for the first nine months of 1996, compared with a net loss of $16 million and net income of $37 million in last year's third quarter and the first nine months of 1995, respectively. The net loss in the 1996 third quarter relates primarily to a decrease in net interest income as a result of lower loan volume during the period. For the first nine months of 1996, the results include a $65 million loss related to the disposition of available-for-sale emerging markets securities compared with $62 million in losses from the sales of such securities last year ($36 million loss in the 1995 third quarter).

CORPORATE
Corporate includes the management results attributed to the parent company; the Corporation's investment in CIT; the impact of credit card securitizations; and some effects remaining at the corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate had net income of $84 million for the 1996 third quarter compared with last year's third quarter net income of $32 million. For the first nine months of 1996, Corporate had a net loss of $966 million, reflecting the merger-related restructuring charge of $1,026 million (after-tax) and the following special items: $132 million (after-tax) in tax refunds and benefits; $37 million loss (after-tax) on the sale of a building in Japan and $25 million loss (after-tax) related to the costs incurred in combining the Corporation's foreign retirement plans. For the nine months of 1995, Corporate had net income of $47 million which included an $11 million after-tax charge due to the adoption of SFAS 106 for its foreign plans.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

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

LOAN PORTFOLIO
The Corporation's loans outstanding totaled $150.3 billion at September 30, 1996, compared with $150.2 billion at the 1995 year-end, and $151.0 billion at September 30, 1995. Excluding the impact of credit card and automobile securitizations, the Corporation's loans on a managed basis increased to $167.2 billion at September 30, 1996 from $160.0 billion at December 31, 1995 and $157.3 billion at September 30, 1995 reflecting increased demand for consumer and commercial loans (excluding commercial real estate).

The Corporation's nonperforming assets at September 30, 1996 were $1,517 million, a decrease of $147 million from the 1995 year-end level and a decrease of $369 million, or 20%, from last year's comparable period-end. The reduction in nonperforming assets reflects the ongoing improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and the Corporation's continuing loan workout and collection activities.

Total net charge-offs were $220 million in the third quarter of 1996, compared with $225 million in the 1995 third quarter. For the first nine months, net charge-offs were $817 million in 1996, compared with $654 million in 1995. The 1996 year-to-date amount included a charge of $102 million, recorded in the 1996 first quarter, related to conforming the credit card charge-off policies of Chase and Chemical. Total net charge-offs (on a managed basis) were $365 million in the 1996 third quarter, compared with $268 million in the third quarter of 1995. For the first nine months, total net charge-offs (on a managed basis) were approximately $1.2 billion in 1996, compared with $762 million in 1995.

Management believes that the credit quality of the Corporation's overall consumer and commercial and industrial portfolio will remain relatively stable into 1997 and expects net charge-offs and the provision for losses in 1997 to be modestly higher than in 1996, primarily as a result of an anticipated decline in recoveries in the commercial portfolio and anticipated growth in assets, particularly in the Corporation's national consumer receivables.

The following table presents the Corporation's loan and nonperforming asset balances by portfolio at the dates indicated and the related net charge-off amounts for the periods indicated. Additionally, loans which were past due 90 days and over as to principal or interest but not characterized as nonperforming are also included in the table.

                                                               Loans                                  Nonperforming Assets
                                             ---------------------------------------         -----------------------------------

                                             Sept 30,         Dec 31,       Sept 30,         Sept 30,       Dec 31,     Sept 30,
(in millions)                                    1996            1995           1995            1996           1995         1995
                                          -----------      ----------     ----------         -------       --------     --------
Domestic Consumer:
Residential Mortgage(a)                   $    35,672     $   34,060     $    33,664         $    269      $    238     $    245
Credit Card                                    12,600         17,078          17,675               --            --           --
Auto Financings                                11,283          8,327           9,673               21            20           16
Other Consumer(b)                              10,893          9,966           9,785                7            19           18
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic Consumer                      70,448         69,431          70,797              297           277          279
                                          -----------     ----------     -----------         --------      --------     --------
Domestic Commercial:
Commercial and Industrial                      33,251         32,276          31,243              457           496          445
Commercial Real Estate(c)                       6,078          6,660           7,170              430           375          525
Financial Institutions                          5,117          5,714           5,515                2             2           22
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic Commercial                    44,446         44,650          43,928              889           873          992
                                          -----------     ----------     -----------         --------      --------     --------
  Total Domestic                              114,894        114,081         114,725            1,186         1,150        1,271
                                          -----------     ----------     -----------         --------      --------     --------
Foreign, primarily Commercial                  35,439         36,126          36,306              184           343          465
                                          -----------     ----------     -----------         --------      --------     --------
Total Loans                               $   150,333     $  150,207     $   151,031            1,370         1,493        1,736
                                          ===========     ==========     ===========         --------      --------     --------
Assets Acquired as Loan Satisfactions                                                             147           171          150
                                                                                             --------      --------     --------
Total Nonperforming Assets                                                                   $  1,517     $   1,664     $  1,886
                                                                                             ========     =========     ========


                                                                                                   Past Due 90 Days and Over
                                                       Net Charge-offs                                   & Still Accruing
                                        -----------------------------------------------         --------------------------------
                                                                      Nine Months Ended
                                            Third Quarter               September 30,           Sept 30,     Dec 31,   Sept 30,
(in millions)                           1996            1995           1996        1995             1996        1995       1995
                                        ----            ----           ----        ----             ----        ----       ----
Domestic Consumer:
Residential Mortgage(a)               $    7         $    20         $   22      $   51         $     20    $     12     $   13
Credit Card                              152             172            462         503              253         352        349
Auto Financings                           11               6             25          14                4          15         12
Other Consumer(b)                         40              26            103          77              179         149        139
                                      ------         -------         ------      ------         --------    --------     ------
  Total Domestic Consumer                210             224            612         645              456         528        513
                                      ------         -------         ------      ------         --------    --------     ------
Domestic Commercial:
Commercial and Industrial                 (4)             (1)            90          21               50          38         62
Commercial Real Estate(c)                  6               8             32          22               19          54         86
Financial Institutions                    --              (1)            --          (6)              --          --         --
                                      ------         --------        ------      ------         --------    --------     ------
  Total Domestic Commercial                2               6            122          37               69          92        148
                                      ------         -------         ------      ------         --------    --------     ------
  Total Domestic                         212             230            734         682              525         620        661
                                      ------         -------         ------      ------         --------    --------     ------
Foreign, primarily Commercial              8              (5)           (19)        (28)               7          44          7
                                      ------         -------         ------      ------         --------    --------     ------
Total Loans                              220             225            715         654         $    532    $    664     $  668
                                      ------         -------         ------      ------         ========    ========     ======
Charge Related to Conforming
  Credit Card Charge-off Policies         --              --            102          --
                                      ------         -------         ------      ------
Total                                 $  220         $   225         $  817      $  654
                                      ======         =======         ======      ======


(a)  Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $131 million, $107 million, and $92 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

DOMESTIC CONSUMER PORTFOLIO
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, auto financings and other consumer loans. Excluding the effects of credit card and automobile securitizations, consumer loans on a managed basis increased to $87.3 billion at September 30, 1996, from $79.2 billion at December 31, 1995 and $77.0 billion at September 30, 1995 reflecting growth in residential mortgages, auto financings and credit card products. Domestic consumer loans were 47% of the total loan portfolio on a retained basis and 52% of the total loan portfolio on a managed basis at September 30, 1996.

RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans at September 30, 1996 were $35.7 billion, an increase from $34.1 billion at the 1995 year-end and from $33.7 billion at September 30, 1995, primarily reflecting a higher level of adjustable-rate loan outstandings.

At September 30, 1996, nonperforming domestic residential mortgage loans as a percentage of the portfolio was 0.75%, compared with 0.70% at the 1995 year-end and 0.73% at September 30, 1995. For the first nine months, the percentage of residential mortgage net charge-offs to average loan outstandings was 0.08% in 1996, compared with 0.22% in 1995.

RESIDENTIAL MORTGAGE SERVICING PORTFOLIO: The following table presents the residential mortgage servicing portfolio activity for the periods indicated. A discussion of the Corporation's mortgage servicing and loan originations activities is included on page 34 of the Corporation's 1995 Annual Report.

                                                                Third Quarter                          Nine Months
                                                       -----------------------------               -----------------------
  (in billions)                                             1996                1995               1996               1995
                                                            ----                ----               ----               ----

Balance at Beginning of Period                        $    133.3          $    125.5         $   132.1          $    118.3
  Originations                                               6.7                 9.0              22.3                18.5
  Acquisitions                                              --                   0.9               1.1                10.1
  Repayments and Sales                                      (5.1)               (6.7)            (20.6)              (18.2)
                                                      ----------          ----------         ---------          ----------
Balance at September 30,                              $    134.9          $    128.7         $   134.9          $    128.7
                                                      ==========          ==========         =========          ==========

Mortgage servicing rights (included in other assets) amounted to $1,264 million at September 30, 1996, compared with $1,147 million at September 30, 1995, reflecting the corresponding increase in the Corporation's residential mortgage servicing portfolio. The Corporation uses derivative contracts (interest rate swaps and purchased option contracts) to manage the risk associated with its mortgage servicing portfolio. At September 30, 1996, the carrying value of such derivative contracts was $62 million, and gross unrecognized gains and losses were $18 million and $82 million, respectively, resulting in an estimated negative fair value of $2 million.

CREDIT CARD LOANS: The Corporation analyzes its credit card portfolio on a "managed basis" which includes credit card receivables on the balance sheet as well as credit card receivables which have been securitized. No credit card receivables were securitized in the third quarters of 1996 or 1995. During the first nine months of 1996, the Corporation securitized $5.8 billion of credit card receivables, compared with $2.5 billion in the same 1995 period. For the third quarter of 1996, average managed receivables were $23.9 billion, compared with $21.6 billion in the 1995 third quarter, reflecting the continued growth in credit card outstandings.

The following table presents credit-related information for the Corporation's managed credit card receivables.

                                                                     As of or For The                     As of or For The
                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                               ----------------------------         --------------------------
(in millions)                                                        1996             1995              1996             1995
                                                                     ----             ----              ----             ----

Average Managed Credit Card Receivables                       $    23,936       $   21,615         $   23,457       $   20,385
Past Due 90 Days & Over and Accruing                          $       469       $      440         $      469       $      440
   As a Percentage of Average Credit Card Receivables                1.96%            2.04%              2.00%            2.16%
Net Charge-offs                                               $       296 (a)   $      215         $      845(a)    $      611
   As a Percentage of Average Credit Card Receivables                4.95%            3.98%              4.80%            4.00%


(a) Excludes charge related to conforming the credit card charge-off policies of Chase and Chemical.

The increase in net charge-offs on managed credit card receivables for both the three-month and nine-month periods ending September 30, 1996, when compared with the same 1995 periods, reflect growth in average managed credit card outstandings and higher levels of personal bankruptcies. Management currently expects that the Corporation's credit card net charge-offs, as a percentage of average managed credit card receivables, have begun to stabilize and will be lower than 5% for the full year 1996.

CREDIT CARD SECURITIZATIONS: For a discussion of the Corporation's credit card securitizations, see page 35 of the Corporation's 1995 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items for the periods indicated.

Favorable (Unfavorable) Impact                                      Third Quarter                     Nine Months
(in millions)                                              --------------------------           -----------------------
                                                              1996              1995              1996             1995
                                                              ----              ----              ----             ----

Net Interest Income                                       $   (244)        $     (92)          $   (639)        $  (226)
Provision for Losses                                           148                43                409             108
Credit Card Revenue                                             95                45                217             112
Other Revenue                                                    -                --                 11              17
                                                          --------         ---------           --------         -------
Pre-tax Income (Loss) Impact of Securitizations           $     (1)        $      (4)          $     (2)        $    11
                                                          =========        ==========          ========         =======


AUTO FINANCINGS: The auto financings portfolio, which consists of auto loans and leases, was $11.3 billion at September 30, 1996, an increase from $8.3 billion at December 31, 1995 and $9.7 billion at September 30, 1995. The increase reflected strong demand during 1996, partially offset by the impact of securitizations of auto loans. During the past 12 months, the Corporation has securitized approximately $4.5 billion of auto loans. On a managed basis, net charge-offs of auto financings were $12 million in the 1996 third quarter, compared with $6 million in the same period in 1995. For the first nine months, such charge-offs were $28 million in 1996, compared with $14 million in 1995.

OTHER CONSUMER LOANS: Other consumer loans, which includes installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit, were $10.9 billion at September 30, 1996, compared with $10.0 billion at December 31, 1995, and $9.8 billion at September 30, 1995. Net charge-offs as a percentage of average other consumer loans were 1.5% in the third quarter of 1996, compared with 1.0% in the 1995 comparable period. Net charge-offs as a percentage of average other consumer loans in the first nine months of 1996 were 1.3%, compared with 1.1% in the comparable 1995 period. The increase in other consumer net charge-offs for the 1996 periods reflect higher charge-offs of unsecured revolving lines of credit.

DOMESTIC COMMERCIAL PORTFOLIO
Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $33.3 billion at September 30, 1996, an increase from $32.3 billion at December 31, 1995 and $31.2 billion at September 30, 1995. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry. At September 30, 1996, the largest industry concentration in this portfolio was to the oil and gas industry which approximated $2.8 billion, or 1.9% of the Corporation's total loan portfolio.

Nonperforming domestic commercial and industrial loans were $457 million at September 30, 1996, compared with $445 million at September 30, 1995. In the third quarter of 1996, the Corporation had net recoveries of $4 million, compared with net recoveries of $1 million in the third quarter of 1995. For the first nine months, net charge-offs were $90 million in 1996, compared with net charge-offs of $21 million in 1995.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $6.1 billion at September 30, 1996, a decrease from $6.7 billion at December 31, 1995 and from $7.2 billion at September 30, 1995. The decreases are principally attributable to repayments, collections and sales primarily in the terminal commercial real estate portfolio.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                               September 30,          December 31,       September 30,
   (in millions)                                                        1996                  1995                1995
                                                               -------------          ------------       -------------
Commercial Mortgages                                              $   5,059             $    5,512         $     5,769
Construction                                                          1,019                  1,148               1,401
                                                                  ---------             ----------         -----------
Total Domestic Commercial Real Estate Loans                       $   6,078             $    6,660         $     7,170
                                                                  =========             ==========         ===========

Nonperforming domestic commercial real estate loans were $430 million at September 30, 1996, a 15% increase from the December 31, 1995 level, but a decrease of $95 million, or 18%, from September 30, 1995. The improvement in nonperforming domestic commercial real estate asset levels since September 30, 1995 is the result of increased liquidity in the commercial real estate markets coupled with successful workout activities. The increase from the 1995 year-end resulted from the classification of two large retail-related loans as nonperforming in the first quarter of 1996.

Net charge-offs of domestic commercial real estate loans in the third quarter of 1996 totaled $6 million, compared with $8 million in the same period a year ago. For the first nine months, such net charge-offs were $32 million in 1996, compared with $22 million in 1995.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $5.1 billion, or 3% of total loans outstanding, at September 30, 1996, a decrease from $5.7 billion at December 31, 1995 and $5.5 billion at September 30, 1995. Loans to domestic financial institutions are predominantly secured loans to broker-dealers, domestic commercial banks and domestic branches of foreign banks.

FOREIGN PORTFOLIO
Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to governments and official institutions, and consumer loans. At September 30, 1996, the Corporation's total foreign loans were $35.4 billion, compared with $36.1 billion at December 31, 1995 and $36.3 billion at September 30, 1995. The portfolio included foreign commercial and industrial loans of $18.9 billion at September 30, 1996, a decrease of $1.9 billion from the 1995 year-end and a decrease of $1.2 billion from September 30, 1995.

Foreign nonperforming loans at September 30, 1996 were $184 million, a decrease from $343 million at December 31, 1995 and from $465 million at September 30, 1995. The decrease in foreign nonperforming loans reflect the restructuring of certain refinancing country debt during the 1996 third quarter. Net charge-offs of foreign loans were $8 million in the third quarter of 1996, compared with net recoveries of $5 million in the 1995 third quarter. In the first nine months of 1996, net recoveries of foreign loans were $19 million, compared with $28 million in the first nine months of 1995.

Management believes that the credit quality of the Corporation's commercial loan portfolio will remain relatively stable into 1997, although it expects net charge-offs in 1997 to be modestly higher as a result of an anticipated decline in recoveries.

Derivative and Foreign Exchange Financial Instruments
In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. For a discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities, including the notional amounts and credit exposure outstandings as well as the credit and market risks involved, see Notes 4 and 11 of this Form 10-Q and pages 38-44 and 55-56 of the Corporation's 1995 Annual Report.

Many of the Corporation's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 1996 and December 31, 1995. Percentages are based upon remaining contract life of positive mark-to-market exposure amounts.

                                         At September 30, 1996                           At December 31, 1995
                               ---------------------------------------          --------------------------------------
                                 Interest        Foreign                            Interest        Foreign
                                   Rate          Exchange                             Rate          Exchange
                                  Contracts      Contracts       Total              Contracts       Contracts    Total
                                  ---------      ---------       -----              ---------       ---------    -----

Less than 3 months                    15%            54%           28%                 11%             55%         29%
3 to 6 months                          7             27            14                   8              27          15
6 to 12 months                         8             14            10                   8              13          10
1 to 5 years                          52              5            36                  45               5          29
Over 5 years                          18             --            12                  28              --          17
                                    ----           ----          ----               -----           -----        ----
Total                                100%           100%          100%                100%            100%        100%
                                     ===            ===           ===                 ===             ===         ===

The  Corporation   routinely   enters  into  derivative  and  foreign   exchange
transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At September 30, 1996, approximately 88% of the mark-to-market exposure of such transactions was with commercial bank and financial institution counterparties, most of which are dealers in these products. Non-financial institutions accounted for approximately 12% of the Corporation's derivative and foreign exchange mark-to-market exposure.

The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at September 30, 1996.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange transactions. The Corporation deems its allowance for credit losses at September 30, 1996 to be adequate. Although the Corporation considers that it has sufficient reserves to absorb losses that may currently exist in the portfolio, but are not yet identifiable, the precise loss content is subject to continuing review based on quality indicators, industry and geographic concentrations, changes in business conditions, and other external factors such as competition and legal and regulatory requirements. The Corporation will continue to reassess the adequacy of the allowance for credit losses.

During the 1996 first nine months, the Corporation incurred a charge of $102 million against its allowance for credit losses as a result of conforming charge-off policies with respect to credit card receivables.

The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial during the first nine months of 1996 and 1995. Additionally, at September 30, 1996 and 1995, nonperforming derivatives contracts were immaterial.

The accompanying table reflects the activity in the Corporation's allowance for credit losses for the periods indicated.

                                                                    Third Quarter                    Nine Months
                                                           --------------------------      ---------------------------
(in millions)                                                     1996          1995             1996            1995

    Total Allowance at Beginning of Period                  $    3,692      $   3,846      $    3,784       $   3,894
    Provision for Losses                                           220            192             715             572
    Charge-Offs                                                   (295)          (337)           (925)           (943)
    Recoveries                                                      75            112             210             289
                                                            ----------      ---------      ----------       ---------
      Subtotal Net Charge-Offs                                    (220)          (225)           (715)           (654)
    Charge Related to Conforming Credit
      Card Charge-off Policies                                     ---            ---            (102)             --
                                                            ----------      ---------      ----------       ---------
    Total Net Charge-offs                                         (220)          (225)           (817)           (654)
    Other                                                            5             (4)             15              (3)
                                                            ----------      ---------      ----------       ---------
    Total Allowance at End of Period                        $    3,697      $   3,809      $    3,697       $   3,809
                                                            ==========      =========      ==========       =========


The following table presents the Corporation's allowance coverage ratios.

                                                      September 30,          December 31,        September 30,
For the Period Ended:                                          1996                  1995                 1995
                                                      -------------          ------------        -------------
Allowance for Credit Losses to:
    Loans at Period-End                                       2.46%                  2.52%                2.52%
    Average Loans                                             2.46                   2.58                 2.61
    Nonperforming Loans                                     269.85                 253.45               219.41

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

TRADING ACTIVITIES
Measuring Market Risk: Market risk is measured and monitored on a daily basis through a value-at-risk ("VAR") methodology. VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. The quantification of market risk through a VAR methodology requires a number of key assumptions including confidence level for losses, number of days of price history, the holding period, the measurement of inter-business correlation, and the treatment of risks outside the VAR methodology, including event risk and liquidity risk.

                       [SEE GRAPH NUMBER 1 AT APPENDIX 1]

The preceding chart contains a histogram of the Corporation's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the twelve months ended September 30, 1996, which captures the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $23 million band centered on the daily average amount of $8 million. For the twelve months ended September 30, 1996, the Corporation posted positive daily market risk-related revenue for 245 out of 260 business trading days for international and domestic units. For 228 of the 260 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million through positive $15 million range, which is representative of the Corporation's emphasis on non-proprietary activities, including market-making, sales and arbitrage. For a further discussion of measuring market risk, see pages 40-41 of the Corporation's 1995 Annual Report.

ASSET/LIABILITY MANAGEMENT ACTIVITIES
The objective of the ALM process is to manage and control the sensitivity of the Corporation's income to changes in market interest rates. The Corporation's net interest income is affected by changes in the level of market interest rates based upon differences in timing between the contractual maturity or the repricing (the "repricing") of its assets and liabilities. Interest rate sensitivity arises in the ordinary course of the Corporation's banking business as the repricing characteristics of its loans do not necessarily match those of its deposits and other borrowings. This sensitivity can be managed by altering the repricing of the Corporation's assets or liabilities, and with the use of derivative instruments. For a further discussion of the Corporation's ALM process and the derivative instruments used in its ALM activities, see pages 41-44 and Note Eighteen of the Corporation's 1995 Annual Report. A discussion of the accounting policies relating to derivatives used for ALM activities is provided in Note One of the Corporation's 1995 Annual Report.

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


CONDENSED INTEREST SENSITIVITY TABLE

(in millions)                                      1-3           4-6            7-12           1-5          Over
At September 30, 1996                             Months        Months         Months         Years       5 Years        Total
---------------------                             ------        ------         ------         -----       -------        -----

Balance Sheet                                 $  (17,594)   $   (3,427)    $    2,940     $  35,228     $  (17,147)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                    1,587        (3,440)         5,936        (8,330)         4,247         ---
Interest-Rate Sensitivity Gap                    (16,007)       (6,867)         8,876        26,898        (12,900)        ---
Cumulative Interest-Rate
  Sensitivity Gap                                (16,007)      (22,874)       (13,998)       12,900            ---         ---
% of Total Assets                                     (5)%          (7)%           (4)%           4%           ---         ---

(in millions)                                      1-3           4-6            7-12           1-5         Over
At December 31, 1995                              Months        Months         Months         Years       5 Years        Total
--------------------                              ------        ------         ------         -----      -------         -----

Balance Sheet                                 $  (18,402)   $    2,454     $     (800)    $  32,239     $  (15,491)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                     (787)         (799)        (3,137)       (1,945)         6,668         ---
Interest-Rate Sensitivity Gap                    (19,189)        1,655         (3,937)       30,294         (8,823)        ---
Cumulative Interest-Rate
  Sensitivity Gap                                (19,189)      (17,534)       (21,471)        8,823            ---         ---
% of Total Assets                                     (6)%          (6)%           (7)%           3%           ---         ---

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forwards, forward rate agreements and options, that are used as part of the Corporation's overall asset/liability management activities.

At September 30, 1996, the Corporation had $13,998 million more liabilities than assets repricing within one year (including net repricing effect of derivative positions), amounting to 4% of total assets. This compares with $21,471 million, or 7% of total assets, at December 31, 1995.

At September 30, 1996, based on the Corporation's simulation models, which are comprehensive simulations of net interest income under a variety of market interest rate scenarios, earnings at risk to an immediate 100 basis point rise in market interest rates over the next twelve months was estimated to be approximately 3.6% of projected after-tax net income. At December 31, 1995, the Corporation's earnings at risk to a similar increase in market rates was estimated at approximately 3% of projected after-tax net income. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

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

The following table summarizes the outstanding ALM interest rate swap notional amounts at September 30, 1996, by twelve-month intervals (i.e., October 1, 1996 through September 30, 1997). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received and paid on such swaps are presented for each twelve-month interval. The three-month London Interbank Offered Rate (LIBOR), provided for reference in the following table, reflects the average implied forward yield curve for that index as of September 30, 1996. However, actual repricings will be based on the applicable rates in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. The Corporation expects the impact of any interest rate changes to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.


OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY INTERVALS

For the twelve-month period beginning October 1,
(in millions)                           1996              1997             1998            1999           2000      Thereafter
                                        ----              ----             ----            ----           ----      ----------


Receive fixed swaps
Notional amount                    $  33,687        $   22,696       $   18,079       $   15,163       $   13,507    $   9,198
Weighted-average Fixed rate             6.49%             6.21%            6.67%            6.71%            6.63%        6.64%

Pay fixed swaps
Notional amount                    $  41,579        $   28,928       $   19,391       $   12,227       $    8,787    $   4,926
Weighted-average Fixed rate             6.96%             6.85%            7.11%            7.36%            7.35%        7.21%

Basis Swaps
Notional amount                    $  23,428        $   19,323       $   13,950       $    1,688       $    1,385    $     635

------------------------------------------------------------------------------------------------------------------------------
Average Three-Month Implied
Forward LIBOR Rates                     5.74%             6.23%            6.32%            6.72%            6.80%        7.20%
------------------------------------------------------------------------------------------------------------------------------
Total Notional
  Amount (a)                       $  98,694        $   70,947       $   51,420       $   29,078       $   23,679    $  14,759
------------------------------------------------------------------------------------------------------------------------------

(a) At September 30, 1996, approximately $11 billion of notional amounts are interest rate swaps that, as part of the Corporation's asset/liability management, are used in place of cash market instruments. Of this amount, $7 billion is expected to mature in the twelve month period beginning October 1, 1996, $2 billion for the twelve month period beginning October 1, 1997, with the remaining $2 billion on October 1, 1998 and thereafter.

The following table summarizes the Corporation's assets and liabilities at September 30, 1996 with the notional amount of related derivatives used for ALM purposes.

DERIVATIVE CONTRACTS AND RELATED BALANCE SHEET POSITIONS                               Notional Amount (a)
                                                                                 --------------------------------
                                                             Balance              Interest             Other ALM
(in millions)                                             Sheet Amount           Rate Swaps          Contracts(b)
                                                          ------------           ----------          ------------

Deposits with Banks                                    $      4,433               $   940               $  2,660
Securities - Available for Sale                              42,477                 4,821                    744
Loans                                                       150,333                45,944                 70,100
Other Assets                                                 15,699                 3,450                  4,407
Deposits                                                    165,042                26,938                 48,852
Long-Term Debt                                               12,379                 4,997                    972

(a) At September 30, 1996, notional amounts of approximately $11 billion for interest rate swaps and $1 billion for other ALM contracts, both of which are used in place of cash market instruments, have been excluded from the above table.
(b)  Includes futures, forwards, forward rate agreements and options.

Approximately $7.9 billion notional amount of derivatives related to mortgage servicing assets and approximately $10.4 billion notional amount of derivatives related to mortgage and consumer loans held for sale were outstanding at September 30, 1996. The weighted average maturity of contracts linked to mortgage servicing assets is approximately four years. Contracts related to loans held for sale generally mature within one year.

The Corporation's ALM derivative activities, whereby derivative instruments alter the yield on certain of the Corporation's assets and liabilities, had an unfavorable $20 million impact on the Corporation's net interest income in the third quarter of 1996, compared with a favorable impact of $55 million for the third quarter of 1995. For the first nine months, the unfavorable impact on net interest income was $55 million in 1996, compared with a favorable impact of $136 million in 1995.

The  following  table  reflects  the  deferred   gains/losses  and  unrecognized
gains/losses of the Corporation's ALM derivative contracts for September 30, 1996 and December 31, 1995.

                                                                       September 30,        December 31,
(in millions)                                                                   1996                1995        Change
                                                                       -------------        ------------        ------


ALM Derivative Contracts:
  Net Deferred Gains (Losses)                                              $     (62)          $   (98)        $    36
  Net Unrecognized Gains (Losses)(a)                                            (514)              184            (698)
                                                                           ---------           -------          -------
      Net ALM Derivative Gains (Losses)                                    $    (576)          $    86         $  (662)
                                                                           =========           =======         =======

(a) The September 30, 1996 amount includes $64 million in net unrecognized losses from derivatives related to mortgage servicing rights, and $4 million in net unrecognized gains from daily margin settlements on open futures contracts. At December 31, 1995, there was $69 million in net unrecognized gains from derivatives related to mortgage servicing rights and $99 million in net unrecognized losses from daily margin settlements on open future contracts.

The net deferred losses at September 30, 1996 are expected to be amortized as yield adjustments in interest income or interest expense, as applicable, over the periods reflected in the following table.

AMORTIZATION OF NET DEFERRED GAINS (LOSSES) ON CLOSED ALM CONTRACTS
(in millions)
1996                                                       $   11
1997                                                            4
1998                                                          (49)
1999                                                          (61)
2000                                                          (47)
2001 and After                                                 80
                                                           ------
    Total                                                  $  (62)
                                                           ======

The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income over the periods indicated in the following table.

AMORTIZATION OF PREMIUMS ON OPEN ALM OPTION CONTRACTS
(in millions)

1996                                                        $  12
1997                                                           21
1998                                                           26
1999                                                           34
2000                                                           33
2001 and After                                                 55
                                                           ------
    Total                                                  $  181
                                                           ======

--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

The following capital and liquidity discussion focuses primarily on developments since December 31, 1995. Accordingly, it should be read in conjunction with the Capital and Liquidity Risk Management section on pages 45-47 of the Corporation's 1995 Annual Report.

CAPITAL
The Corporation's level of capital at September 30, 1996 remained strong, with capital ratios well in excess of regulatory guidelines. As part of the Corporation's commitment to a disciplined capital policy, management has targeted a Tier 1 capital ratio for the Corporation of 8 to 8.25%. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses. At September 30, 1996, the Corporation's Tier 1 and Total Capital ratios were 8.36% and 12.17%, respectively. These ratios, as well as the leverage ratio, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary as well as the Corporation's investment in such subsidiary. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios.

Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $839 million during the first nine months of 1996 to $29.2 billion at September 30, 1996. The amount of total capital includes the recently issued $550 million preferred stock of Chase Preferred Capital Corporation, which is accounted for as minority interest (see Note 10 of this Form 10Q), and the unfavorable impact of the merger-related restructuring charge.

During the first nine months of 1996, the Corporation issued 20.2 million shares of common stock and purchased approximately 15.2 million shares of its outstanding common stock in the open market. These purchases were made as part of a buy-back program which terminated at September 30, 1996.

On October 15, 1996, the Corporation announced a common stock purchase program pursuant to which the Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefits plans.

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

Total stockholders' equity at September 30, 1996 was $21.1 billion, compared with $20.8 billion at December 31, 1995. The $304 million increase from the 1995 year-end primarily reflects $2,685 million of net income generated during the first nine months of 1996 before the merger-related restructuring charge. This amount was partially offset by the after-tax impact of the merger-related restructuring charge and expenses ($1,060 million); a $243 million unfavorable impact on the fair value of available-for-sale securities accounted for under SFAS 115; and the effects of common and preferred stock dividends totaling $982 million.

The tables which follow set forth various capital ratios and components of capital at the dates indicated.

CAPITAL RATIOS
                                                                                                           Minimum
                                                         September 30,            December 31,            Regulatory
                                                                  1996                    1995            Requirement
                                                         -------------            ------------            -----------

Tier 1 Capital Ratio (a)(c)                                      8.36%                   8.22%                   4.00%
Total Capital Ratio (a)(c)                                      12.17                   12.27                    8.00
Tier 1 Leverage Ratio (b)(c)                                     6.97                    6.68              3.00 -5.00
Common Stockholders' Equity to Total Assets                      5.73                    5.98                   --
Total Stockholders' Equity to Total Assets                       6.55                    6.85                   --

(a) Tier 1 Capital or Total Capital divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instrument and the risk weight of the counterparty, collateral or guarantor.
(b)   Tier 1 Capital divided by adjusted average assets.
(c) Including the Corporation's securities subsidiary, the September 30, 1996 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.56%, 12.65% and 6.46%, respectively, compared with 8.37%, 12.67% and 6.27%, respectively, at December 31, 1995.

COMPONENTS OF CAPITAL

                                                                          September 30,             December 31,
(in millions)                                                                      1996                     1995
                                                                          -------------             ------------
TIER 1 CAPITAL
   Common Stockholders' Equity                                           $       18,970              $    18,424
   Nonredeemable Preferred Stock                                                  2,650                    2,650
   Minority Interest                                                                676                      162
   Less: Goodwill                                                                 1,373                    1,446
          Non-Qualifying Intangible Assets                                          116                      116
          50% Investment in Securities and Unconsolidated
           Subsidiaries                                                             772                      698
                                                                         --------------              -----------
   Tier 1 Capital                                                        $       20,035             $     18,976
                                                                         --------------             ------------
   TIER 2 CAPITAL
   Long-Term Debt Qualifying as Tier 2                                   $        6,896              $     7,139
   Qualifying Allowance for Credit Losses                                         3,004                    2,907
   Less: 50% Investment in Securities and Unconsolidated
            Subsidiaries                                                            772                      698
                                                                         --------------              -----------
   Tier 2 Capital                                                        $        9,128              $     9,348
                                                                         --------------              -----------
   Total Qualifying Capital                                              $       29,163              $    28,324
                                                                         ==============              ===========
   Risk-Weighted Assets (a)                                              $      239,642              $   230,887
                                                                         ==============              ===========

(a) Includes off-balance sheet risk-weighted assets in the amount of $75,547 million and $68,153 million, respectively, at September 30, 1996 and December 31, 1995.

LIQUIDITY
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The average core deposits at the Corporation's bank subsidiaries for the first nine months of 1996 were $83 billion and represented 55% of average loans for the period. Foreign deposits generated in the Corporation's global wholesale and retail businesses are also considered to be an additional source of liquidity for the Corporation.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. The Corporation's long-term debt at September 30, 1996 was $12,379 million, a decrease of $446 million from the 1995 year-end. The decrease resulted largely from maturities of the Corporation's long-term debt of $1,358 million (including $972 million of senior medium-term notes, $365 million of other senior notes, and $21 million of subordinated notes) and the redemption of $20 million of senior medium-term notes. These decreases were partially offset by issuances of $866 million of the Corporation's long-term debt (including $250 million of senior medium-term notes, $75 million of subordinated medium-term notes, $341 million of other senior notes and $200 million of other subordinated notes). The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt in light of current market conditions.

During September 1996, Chase Preferred Capital Corporation, a subsidiary of the Corporation, organized as a real estate investment trust, issued $550 million of preferred stock. This subsidiary is taxed as a real estate investment trust whereby dividends on the preferred stock are treated by the Corporation as an operating expense, thereby reducing taxable income. Such stock is recorded as minority interest which is included in the Corporation's Tier 1 capital. The Corporation has approximately $1.1 billion of fixed-rate preferred stock which becomes callable in 1997.

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1995; accordingly, it should be read in conjunction with Supervision and Regulation of The Chase Manhattan Corporation, filed as Exhibit 99.3 of the Corporation's Form 8-K dated April 16, 1996.

DIVIDENDS
At September 30, 1996, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1996, without the approval of their relevant banking regulators, pay dividends in the aggregate of approximately $1.6 billion to their respective bank holding companies, plus an additional amount equal to their net income from October 1, 1996 through the date in 1996 of any such dividend payment. The reduction from the prior quarter-end in the aggregate amount of dividends that the Corporation's bank subsidiaries could pay reflects the effects of certain actions taken by the Corporation in connection with the reorganization of the national consumer businesses at Chase Manhattan Bank USA, N.A.

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

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contained provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Each of the Corporation's banking institutions were "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on its business operations.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
--------------------------------------------------------------------------------

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

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). Under SFAS 125, after an entity transfers financial assets, it recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and
derecognizes  liabilities  when  extinguished.   SFAS  125  provides
standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.

As issued, SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. However, the FASB has tentatively decided to defer the effective date for one year for securities lending, repurchase agreements and other secured financing transactions. The Corporation plans to adopt the requirements of SFAS 125 beginning January 1, 1997, for the following types of transactions: securitizations, recognition of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities. The Corporation is currently assessing the impact of the adoption of SFAS 125, but management believes that the adoption of SFAS 125 will not significantly affect the Corporation's earnings, liquidity, or capital resources.


                The Chase Manhattan Corporation and Subsidiaries
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)

                                                     Three Months Ended                             Three Months Ended
                                                     September 30, 1996                             September 30, 1995
                                            -----------------------------------------     ---------------------------------------
                                            Average                         Rate          Average                        Rate
                                            Balance       Interest       (Annualized)     Balance        Interest    (Annualized)
                                            -------       --------       ------------     -------        --------    ------------
ASSETS
Deposits with Banks                        $   5,519      $   113           8.11%       $   10,091            194         7.63%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                            33,756          548           6.46%           28,606            448         6.21%
Trading Assets-Debt and Equity
  Instruments                                 31,590          525           6.61%           20,637            360         6.92%
Securities:
 Available-for-Sale                           38,429          619           6.41%(b)        26,233            475         7.19%(b)
 Held-to-Maturity                              4,048           75           7.41%           10,071            169         6.64%
Loans                                        150,076        3,045(c)        8.07%          149,856          3,285 (c)     8.70%
                                           ---------      -------                       ----------        -------
 Total Interest-Earning Assets               263,418        4,925           7.44%          245,494          4,931         7.97%
Allowance for Credit Losses                   (3,654)                                       (3,833)
Cash and Due from Banks                       11,503                                        14,467
Risk Management Instruments                   25,299                                        28,270
Other Assets                                  26,347                                        22,576
                                           ---------                                    ----------
 Total Assets                              $ 322,913                                    $  306,974
                                           =========                                    ==========
LIABILITIES
Domestic Retail Deposits                   $  54,319          494           3.63%       $   54,017            522         3.83%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                           9,516          129           5.39%           10,880            139         5.06%
Deposits in Foreign Offices                   61,344          792           5.13%           64,597            932         5.72%
                                           ---------      -------                       ----------        -------
  Total Time and Savings
     Deposits                                125,179        1,415           4.50%          129,494          1,593         4.88%
                                           ---------      -------                       ----------        -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                    61,244          778           5.06%           44,721            655         5.81%
  Commercial Paper                             5,461           73           5.26%            5,981             86         5.70%
  Other Borrowings (d)                        17,212          362           8.39%           13,415            279         8.25%
                                           ---------      -------                       ----------        -------
   Total Short-Term and
    Other Borrowings                          83,917        1,213           5.75%           64,117          1,020         6.31%
Long-Term Debt                                12,454          221           7.05%           13,081            239         7.26%
                                           ---------      -------                       ----------        -------
  Total Interest-Bearing Liabilities         221,550        2,849           5.12%          206,692          2,852         5.47%
                                           ---------      -------                       ----------        -------
Noninterest-Bearing Deposits                  41,628                                        37,816
Risk Management Instruments                   25,010                                        31,101
Other Liabilities                             14,152                                        11,340
                                           ---------                                    ----------
Total Liabilities                            302,340                                       286,949
                                           ---------                                    ----------
PREFERRED STOCK OF SUBSIDIARY                     78                                            --
                                           ---------                                    ----------
STOCKHOLDERS' EQUITY
Preferred Stock                                2,650                                         2,650
Common Stockholders' Equity                   17,845                                        17,375
                                           ---------                                    ----------
  Total Stockholders' Equity                  20,495                                        20,025
                                           ---------                                    ----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity  $ 322,913                                    $  306,974
                                           =========                                    ==========
INTEREST RATE SPREAD                                                        2.32%                                         2.50%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $2,076(a)         3.14%                           $2,079 (a)    3.36%
                                                          ======            ====                            ======        ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended September 30, 1996 and September 30, 1995, the annualized rate for securities available-for-sale based on historical cost was 6.30% and 7.16%, respectively.
(c) For the three months ended September 30, 1996 and September 30, 1995, the negative impact from nonperforming loans on net interest income was $9 million and $23 million, respectively.
(d)   Includes securities sold but not yet purchased.


                The Chase Manhattan Corporation and Subsidiaries
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)

                                                      Nine Months Ended                              Nine Months Ended
                                                     September 30, 1996                             September 30, 1995
                                            -----------------------------------------     ----------------------------------------
                                            Average                         Rate          Average                        Rate
                                            Balance       Interest       (Annualized)     Balance        Interest     (Annualized)
                                            -------       --------       ------------     -------        --------     ------------
ASSETS
Deposits with Banks                        $    7,016     $    440          8.38%       $     11,280      $   637         7.55%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                             29,982        1,564          6.97%             29,327        1,398         6.37%
Trading Assets-Debt and Equity
  Instruments                                  28,735        1,360          6.32%             19,653        1,062         7.22%
Securities:
 Available-for-Sale                            38,306        1,874          6.53%(b)          24,863        1,366         7.34%(b)
 Held-to-Maturity                               4,268          236          7.39%             10,340          527         6.81%
Loans                                         150,107        9,320(c)       8.29%            145,959        9,606(c)      8.80%
                                           ----------     --------                      ------------      -------
 Total Interest-Earning Assets                258,414       14,794          7.65%            241,422       14,596         8.08%
Allowance for Credit Losses                    (3,703)                                        (3,867)
Cash and Due from Banks                        12,132                                         13,735
Risk Management Instruments                    25,714                                         31,307
Other Assets                                   25,267                                         22,304
                                           ----------                                   ------------
 Total Assets                              $  317,824                                   $    304,901
                                           ==========                                   ============
LIABILITIES
Domestic Retail Deposits                   $   53,352        1,462          3.66%       $     54,256        1,537         3.79%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                           10,329          344          4.46%             11,843          429         4.84%
Deposits in Foreign Offices                    66,197        2,711          5.47%             64,317        2,723         5.65%
                                           ----------     --------                      ------------      -------
  Total Time and Savings
     Deposits                                 129,878        4,517          4.65%            130,416        4,689         4.80%
                                           ----------     --------                      ------------      -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                     52,837        2,064          5.22%             43,473        1,929         5.93%
  Commercial Paper                              5,251          207          5.28%              5,563          242         5.82%
  Other Borrowings (d)                         16,622        1,055          8.47%             12,664          865         9.12%
                                           ----------     --------                      ------------      -------
   Total Short-Term and
    Other Borrowings                           74,710        3,326          5.95%             61,700        3,036         6.58%
Long-Term Debt                                 12,781          669          6.98%             13,051          711         7.29%
                                           ----------     --------                      ------------      -------
  Total Interest-Bearing Liabilities          217,369        8,512          5.23%            205,167        8,436         5.49%
                                           ----------     --------                      ------------      -------
Noninterest-Bearing Deposits                   39,150                                         37,108
Risk Management Instruments                    27,020                                         32,280
Other Liabilities                              13,847                                         10,939
                                           ----------                                   ------------
Total Liabilities                             297,386                                        285,494
                                           ----------                                   ------------
PREFERRED STOCK OF SUBSIDIARY                      26                                             --
                                           ----------                                   ------------
STOCKHOLDERS' EQUITY
Preferred Stock                                 2,650                                          2,757
Common Stockholders' Equity                    17,762                                         16,650
                                           ----------                                   ------------
  Total Stockholders' Equity                   20,412                                         19,407
                                           ----------                                   ------------
    Total Liabilities, Preferred Stock of
       Subsidiary and Stockholders' Equity $  317,824                                   $    304,901
                                           ==========                                   ============
INTEREST RATE SPREAD                                                        2.42%                                         2.59%
                                                                            =====                                         =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $6,282(a)         3.25%                         $6,160(a)       3.41%
                                                          ======            =====                         ======          =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the nine months ended September 30, 1996 and September 30, 1995, the annualized rate for securities available-for-sale based on historical cost was 6.46% and 7.27%, respectively.
(c) For the nine months ended September 30, 1996 and September 30, 1995, the negative impact from nonperforming loans on net interest income was $58 million and $83 million, respectively.
(d)   Includes securities sold but not yet purchased.


                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                         QUARTERLY FINANCIAL INFORMATION
                      (in millions, except per share data)

                                                                   1996                                      1995
                                                   -------------------------------------        --------------------------------
                                                     Third        Second          First          Fourth       Third      Second
                                                     Quarter      Quarter        Quarter         Quarter      Quarter    Quarter
                                                     -------      -------        -------         -------      -------    -------
Interest Income
Loans                                                $  3,042     $  3,028       $ 3,241         $  3,252     $  3,280   $  3,241
Securities                                                690          685           720              718          639        616
Trading Assets                                            525          406           429              402          360        343
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                       549          514           501              491          448        482
Deposits with Banks                                       112          156           172              187          194        218
                                                     --------     --------       -------         --------     --------   --------
          Total Interest Income                         4,918        4,789         5,063            5,050        4,921      4,900
                                                     --------     --------       -------         --------     --------   --------
Interest Expense
Deposits                                                1,416        1,458         1,644            1,602        1,593      1,596
Short-Term and Other Borrowings                         1,213        1,087         1,026            1,139        1,020      1,038
Long-Term Debt                                            220          221           227              231          239        238
                                                     --------     --------       -------         --------     --------   --------
          Total Interest Expense                        2,849        2,766         2,897            2,972        2,852      2,872
                                                     --------     --------       -------         --------     --------   --------
Net Interest Income                                     2,069        2,023         2,166            2,078        2,069      2,028
Provision for Losses                                      220          250           245              186          192        195
                                                     --------     --------       -------         --------     --------   --------
Net Interest Income After Provision For
   Losses                                               1,849        1,773         1,921            1,892        1,877      1,833
                                                     --------     --------       -------         --------     --------   --------
Noninterest Revenue
Corporate Finance and Syndication Fees                    234          258           224              220          210        197
Trust and Investment Management Fees                      295          302           285              277          258        243
Credit Card Revenue                                       277          233           233              246          210        196
Service Charges on Deposit Accounts                        97          100            99              101          105        107
Fees for Other Financial Services                         393          381           378              363          370        353
Trading Revenue                                           304          379           339              274          342        301
Securities Gains                                           34           24            52               25           53         72
Other Revenue                                             222          254           259              259          162        257
                                                     --------     --------       -------         --------     --------   --------
          Total Noninterest Revenue                     1,856        1,931         1,869            1,765        1,710      1,726
                                                     --------     --------       -------         --------     --------   --------
Noninterest Expense
Salaries                                                1,040        1,046         1,076            1,130        1,074      1,007
Employee Benefits                                         211          225           305              206          213        246
Occupancy Expense                                         204          207           221              224          227        218
Equipment Expense                                         179          181           184              187          177        193
Foreclosed Property Expense                                 2           (8)           (9)             (15)          (7)       (28)
Restructuring Charge and Expenses                          32           22         1,656              ---          ---         15
Other Expense                                             652          651           660              632          648        708
                                                     --------     --------       -------         --------     --------   --------
          Total Noninterest Expense                     2,320        2,324         4,093            2,364        2,332      2,359
                                                     --------     --------       -------         --------     --------   --------
Income (Loss) Before Income Tax
   Expense (Benefit)                                    1,385        1,380          (303)           1,293        1,255      1,200
Income Tax Expense (Benefit)                              527          524          (214)             466          491        471
                                                     --------     --------       -------         --------     --------   --------
Net Income (Loss)                                    $    858     $    856       $   (89)        $    827     $    764   $    729
                                                     ========     ========       =======         ========     ========   ========
Net Income (Loss) Applicable To Common
  Stock                                              $    803     $    801       $  (143)        $    773     $    708   $    673
                                                     ========     ========       =======         ========     ========   ========
Net Income (Loss) Per Common Share:
Primary                                              $   1.80     $   1.80      $  (0.32)        $   1.73     $   1.58   $   1.54
                                                     ========     ========      ========         ========     ========   ========
Assuming Full Dilution                               $   1.78     $   1.79      $  (0.32)        $   1.73     $   1.55   $   1.52
                                                     ========     ========      ========         ========     ========   ========

Part II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS
                    -----------------
                    Reference is made to page 6 of the Chemical 1995 Form 10-K relating to the investigation commenced by the Securities and Exchange Commission (the "Commission") pertaining to the $70 million loss incurred by the Corporation in the fourth quarter of 1994 resulting from unauthorized foreign exchange transactions involving the Mexican peso. The Corporation has been advised by the staff of the Commission that its inquiry into this matter has been terminated and that, at this time, no enforcement action with respect to the Corporation is being recommended to the Commission.


                    Litigation  Relating to the Merger
                    ----------------------------------
                    Reference is made to page 6 of the Chemical 1995 Form 10-K relating to a discussion of three complaints that were filed in the Court of Chancery for New Castle County, Delaware, in actions entitled Simon v. Chase Manhattan Corporation, et al., Civil Action No. 14505, Rampel & Rampel, P.A.Profit Sharing Plan v. Chase Manhattan Corp., et. al., Civil Action No. 14506 and Goldstein v. Chase Manhattan Corp., et al., Civil Action No. 14508. These actions have been dismissed without prejudice.

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

                    (B) Reports on Form 8-K:

                         The Corporation filed two reports on Form 8-K during the quarter ended September 30, 1996, as follows:

                         Form 8-K dated July 17, 1996: The Corporation announced the results of operations for the second quarter of 1996.

                         Form 8-K dated September 30, 1996: The Corporation announced the launching of the co-branded Wal-Mart MasterCard.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 THE CHASE MANHATTAN CORPORATION
                                                           (Registrant)







Date November 14, 1996                               By /s/ Joseph L. Sclafani
     ------------------                              -------------------------
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


 GRAPH
 NUMBER           PAGE               DESCRIPTION
 --------        --------            -----------------------------------------------------------------------
 1                 38                 Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue
                                      For the Twelve Months ended September 30, 1996" presenting the following information:

                                       Millions of Dollars     0 -5     5 - 10   10 -15   15 - 20  20 -25  25 -30
                                       -------------------     ----     ------   ------   -------  ------  ------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed posi-
                                       tive range               66        99       51        22        6      1


                                       Millions of Dollars     0 -(5)     (5)-(10)   (10)-(15)
                                       -------------------     ------     ---------  ---------

                                       Number of days trading
                                       revenue was within the
                                       above prescribed nega-
                                       tive range                 12          2          1


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