Form 10-K
period 1996-12-31
CHASE MANHATTAN CORP /DE/
filed 1997-03-25
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                                       Commission file
    December 31, 1996                                            number 1-5805

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

                               Title of Each Class
                               -------------------
Common Stock                                                                     7 1/2% Subordinated Notes Due 1997
10.96% Cumulative Preferred Stock (Stated Value--$25)                            7 3/4% Subordinated Notes Due 1999
8 3/8% Cumulative Preferred Stock (Stated Value--$25)                            8% Subordinated Notes Due 1999
7.92% Cumulative Preferred Stock (Stated Value--$100) evidenced by               8.80% Subordinated Notes Due 2000
  Depositary Shares Representing One Quarter Share of Preferred Stock            8% Subordinated Notes Due 2002
7.58% Cumulative Preferred Stock (Stated Value--$100) evidenced by               9.05% Subordinated Notes Due 2002
  Depositary Shares Representing One Quarter Share of Preferred Stock            7.50% Subordinated Notes Due 2003
7 1/2% Cumulative Preferred Stock (Stated Value--$100) evidenced by              Floating Rate Subordinated Notes Due 2003
  Depositary Shares Representing One Quarter Share of Preferred Stock            Floating Rate Subordinated Notes Due August 1, 2003
10 1/2% Cumulative Preferred Stock (Stated Value--$25)                           7 7/8% Subordinated Notes Due 2004
9.76% Cumulative Preferred Stock (Stated Value--$25)                             8% Subordinated Notes Due 2004
10.84% Cumulative Preferred Stock (Stated Value--$25)                            6.50% Subordinated Notes Due 2005
8 1/2% Cumulative Preferred Stock (Stated Value--$25)                            8% Subordinated Notes Due 2005
8.32% Cumulative Preferred Stock (Stated Value--$25)                             6.25% Subordinated Notes Due 2006
8.40% Cumulative Preferred Stock (Stated Value--$25)                             6 1/8% Subordinated Notes Due 2008
Adjustable Rate Cumulative Preferred Stock, Series L (Stated Value--$100)        6.75% Subordinated Notes Due 2008
Adjustable Rate Cumulative Preferred Stock, Series N (Stated Value--$25)         6.50% Subordinated Notes Due 2009

         All such securities are listed on the New York Stock Exchange.

        Securities registered pursuant to Section 12(g) of the Act: None

 Number of Shares of Common Stock outstanding on February 28, 1997: 431,109,758

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of The Chase Manhattan Corporation Common Stock held by non-affiliates of The Chase Manhattan Corporation on February 28, 1997 was $42,898,000,000.

Document incorporated by reference                        Part of Form 10-K into
        in this Form 10-K                                   which incorporated
----------------------------------                        ----------------------

Proxy statement for the annual meeting of stockholders            Part III
  to be held May 20, 1997
  (other than information included in the proxy statement pursuant to Rule 402 (i), (k) and (l) of Regulation S-K)

                                FORM 10-K INDEX

Part I                                                                      Page
Item 1   Business...........................................................   1
           Overview.........................................................   1
           Lines-of-Business................................................   1
           Competition......................................................   1
           Government Monetary Policies and Economic Controls...............   1
           Supervision and Regulation.......................................   2
           Important Factors Relating to Forward-Looking
             Statements.....................................................   5
           Foreign Operations...............................................   6
           Distribution of Assets, Liabilities and
             Stockholders' Equity; Interest Rates and
             Interest Differential..........................................  95
           Securities Portfolio............................................. 102
           Loan Portfolio...................................  48-52, 73, 103-105
           Summary of Loan Loss Experience..................  53-54, 74, 106-107
           Deposits......................................................... 107
           Return on Equity and Assets......................................  37
           Short-Term and Other Borrowed Funds.............................. 108

Item 2   Properties.........................................................   6
Item 3   Legal Proceedings..................................................   7
Item 4   Submission of Matters to a Vote of Security Holders................   7
         Executive Officers of the Registrant...............................   8

Part II

Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................   9
Item 6   Selected Financial Data............................................   9
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................   9
Item 8   Financial Statements and Supplementary Data........................   9
Item 9   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................   9

Part III

Item 10  Directors and Executive Officers of the Corporation................  10
Item 11  Executive Compensation.............................................  10
Item 12  Security Ownership of Certain Beneficial Owners and
           Management.......................................................  10
Item 13  Certain Relationships and Related Transactions.....................  10

Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.........................................................  11

Part I

--------------------------------------------------------------------------------
   Item 1: Business
--------------------------------------------------------------------------------

On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical Banking Corporation changed its name to "The Chase Manhattan Corporation". (See Note One of the Notes to Consolidated Financial Statements on page 67 for a more complete description of the merger).

   The merger was accounted for as a pooling of interests and, accordingly, the information presented in this Annual Report on Form 10-K presents the combined results of Chase and Chemical as if the merger had been in effect for all periods presented.

================================================================================
Overview

The Chase Manhattan Corporation (the "Corporation") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA").

   The Corporation conducts domestic and international financial services businesses through various bank and non-bank subsidiaries. At December 31, 1996, the principal bank subsidiaries of the Corporation were: The Chase Manhattan Bank ("Chase Bank"), a New York banking corporation headquartered in New York City, Texas Commerce Bank National Association ("Texas Commerce"), a national bank headquartered in Texas, and Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Delaware. The principal non-bank subsidiary of the Corporation is Chase Securities Inc. ("CSI"), the Corporation's "Section 20" subsidiary, which is engaged in securities underwriting and dealing activities. At December 31, 1996, the Corporation was the largest bank holding company in the United States in terms of total assets and Chase Bank was the largest bank in the United States in terms of total assets.

   The bank and non-bank subsidiaries of the Corporation operate nationally as well as through overseas branches and an international network of representative offices, subsidiaries and affiliated banks.

   The financial services provided by the Corporation's domestic subsidiaries include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, consumer financing, leasing, real estate financing, investment banking, mortgage banking, money transfer, cash management, safe deposit facilities, personal trust and estate administration, corporate and institutional trust and securities processing services, full investment services, discount brokerage, insurance, United States Government and Federal agency securities dealership, corporate debt and equity securities dealership and underwriting, and United States corporate tax depository facilities.

   Internationally, services also include correspondent banking arrangements, merchant banking, and underwriting and trading of Eurosecurities.

   The Corporation also provides products to ensure that a customer will have a specific currency-exchange or interest rate at some future date. These products include interest rate and currency swaps, interest rate options, forward rate agreements, forward interest rate contracts, foreign exchange contracts and financial futures.

   The Corporation retains a 20% interest in The CIT Group Holdings, Inc. ("CIT"). CIT, directly or through its subsidiaries, engages in diversified financial services activities, primarily in the United States.

   Certain amounts in prior periods have been reclassified to conform to the current presentation.

================================================================================
Lines-of-Business

The Corporation's activities are internally organized, for management reporting purposes, into two major business franchises (Global Wholesale Banking and Regional and Nationwide Consumer Banking). A description of the Corporation's business franchises are discussed in the section of Management's Discussion and Analysis entitled "Lines of Business Results" beginning on page 43.

================================================================================
Competition

The Corporation and its subsidiaries and affiliates operate in a highly competitive environment. The Corporation's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, the Corporation and its bank and non-bank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include finance companies, brokerage firms, investment banking companies, merchant banks, insurance companies, leasing companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are domestic bank holding companies and banks, such as the Corporation and its bank subsidiaries.

================================================================================
Government Monetary Policies and Economic Controls

The earnings and business of the Corporation are affected by general economic conditions, both domestic and international. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States, by foreign governments, and by international agencies can have important consequences on the financial performance of the Corporation. The Corporation is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which regulates the national supply of bank credit. An important purpose of these policies is to curb inflation and moderate recessions through the control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of insured depository institutions and to conduct open market operations in United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the amounts of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that Federal Reserve Board policies can have a material effect on bank earnings.

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

================================================================================
Supervision and Regulation

General: The Corporation is subject to regulation as a registered bank holding company under the BHCA. As such, the Corporation is required to file with the Federal Reserve Board an annual report and other information required quarterly pursuant to the BHCA. The Corporation is also subject to the examination powers of the Federal Reserve Board.

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

Dividend Restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of the Corporation are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chase Bank, or by a national bank, such as Chase USA or Texas Commerce, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current-year's net income combined with the retained net income of the two preceding years unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits".

   In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1997, without the approval of their relevant banking regulators, pay aggregate dividends of approximately $1.5 billion to their respective bank holding companies, plus an additional aggregate amount equal to their net income from January 1, 1997 through the date in 1997 of any such dividend payment.

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

Capital Requirements: The Federal banking regulators have also adopted risk-based capital and leverage guidelines, which require that the Corporation's capital-to-assets ratios meet certain minimum standards.

   The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, a banking corporation's capital is divided into two tiers. Tier 1 Capital includes common equity, qualifying perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangibles and other assets. Tier 2 Capital includes, among other items, perpetual preferred equity not qualifying for Tier 1, limited-life preferred stock with an original maturity of greater than 20 years, mandatory convertible debt, subordinated debt and intermediate-term preferred stock with an original weighted-average maturity of at least five years, and qualifying allowance for credit losses, less required deductions as provided by regulation. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

   Banking organizations are required to maintain a Total risk-based capital ratio (Total Capital to risk-weighted assets) of 8%, of which at least 4% must be Tier 1 Capital.

   The Federal banking regulators have also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for banking organizations that have well-diversified risk (including no undue interest rate risk); excellent asset quality; high liquidity; good earnings; and, in general, are considered strong banking organizations. Other banking organizations are expected to have ratios of at least 4%-5% depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstance or risk profile of a given banking organization.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each Federal banking regulator to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On December 15, 1994, the Federal banking regulators adopted amendments to their respective risk-based capital requirements that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors.

   In May 1996, the Federal banking agencies announced that they were going to refrain from imposing a separate, explicit capital charge for interest rate risk, although they might do so in the future. In August 1996, the Federal banking agencies adopted amendments to their risk-based capital rules to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. These amendments, which become effective at year-end 1997, will require banking organizations with relatively large trading activities, such as the Corporation, to maintain capital for market risk in an amount that may be calculated by using the banking organizations' own internal value-at-risk models (subject to parameters set by the regulators). The effect of these amendments is that, in addition to existing capital requirements for credit risk, the Corporation will be required to maintain additional capital for market risk. This additional requirement may be satisfied, in part, by issuing short-term subordinated debt that qualifies as "Tier 3 Capital". The Corporation does not anticipate that these amendments to the risk-based capital rules will have a material effect on its operations.

FDICIA: FDICIA also required the FDIC to establish a risk-based assessment system for FDIC deposit insurance and revised certain provisions of the Federal Deposit Insurance Act, as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' Federal banking regulators, and requires the Federal banking regulator to take "prompt corrective action" with respect to a depository institution if such institution does not meet certain capital adequacy standards.

Prompt Corrective Action: Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%); (iii) undercapitalized (an institution that has a Total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a Tier 1 leverage ratio under 4%); (iv) significantly undercapitalized (an institution that has a Total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a Tier 1 leverage ratio under 3%), and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less).

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

   As of the date hereof, each of the Corporation's banking subsidiaries were "well capitalized".

Brokered Deposits: The ability of depository institutions to accept brokered deposits is regulated under FDICIA. The term "brokered deposits" is defined to include deposits that are solicited by a bank's affiliates on its behalf. A significant portion of Chase Bank's and Chase USA's wholesale deposits are solicited on their behalf by broker-dealer affiliates and are considered brokered deposits. Under the rule, (i) an "undercapitalized" institution is prohibited from accepting, renewing or rolling over brokered deposits, (ii) an "adequately capitalized" institution must obtain a waiver from the FDIC before accepting, renewing or rolling over brokered deposits and is not permitted to pay interest on brokered deposits accepted in such institution's normal market area at rates that "significantly exceed" rates paid on deposits of similar maturity in such area, and (iii) a "well capitalized" institution may accept, renew or roll over brokered deposits without restriction. The definitions of "well capitalized", "adequately capitalized", and "undercapitalized" are the same as those utilized in the "prompt corrective action" rules described above.

FDIC Insurance Assessments: Under the FDIC's risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits. Depository institutions insured by the Bank Insurance Fund ("BIF") which are ranked in the top risk classification category were required to pay only the statutory minimum of $2,000 annually for deposit insurance during 1996, while all other banks were required to pay premiums ranging from 3 basis points to 27 basis points of domestic deposits. Each of the Corporation's banks, including Chase Bank, Chase USA and Texas Commerce, paid the statutory minimum premium in 1996. As a result of the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act"), the statutory minimum annual assessment of $2,000 was eliminated for top-ranked depository institutions. However, the Deposit Funds Act imposed an annual assessment on all depository institutions in order to pay interest on bonds issued by the Financing

Corporation ("FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment will be 1.3 basis points of domestic deposits in the case of BIF-insured institutions such as Chase Bank, Chase USA and Texas Commerce. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

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

   In the event an insured depository institution becomes insolvent, or upon the occurrence of certain other events specified in the Federal Deposit Insurance Act, whenever the FDIC is appointed the conservator or receiver of such insured depository institution, the FDIC has the power: (i) to transfer any of such bank's assets and liabilities to a new obligor (including, but not limited to, another financial institution acquiring all or a portion of the bank's business, assets or liabilities), without the approval of such bank's creditors; (ii) to enforce the terms of such bank's contracts pursuant to their terms, or (iii) to repudiate or disaffirm any contract or lease to which such depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of such depository institution. Such provisions of the Federal Deposit Insurance Act would be applicable to obligations and liabilities of those of the Corporation's subsidiaries that are insured depository institutions, such as Chase Bank, Chase USA and Texas Commerce, including without limitation, obligations under senior or subordinated debt issued by such banks to investors (hereinafter referred to as "public noteholders") in the public markets.

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

   As a result of the provisions described above, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of the Corporation that is an insured depository institution, such as Chase Bank, Chase USA or Texas Commerce, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, holders of deposit obligations of such depository institution.

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

   The Corporation's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chase Bank, as a New York State-chartered bank and member bank of the Federal Reserve System, is subject to supervision and regulation of the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. The Corporation's national bank subsidiaries, such as Chase USA and Texas Commerce, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The operations of The Vista Funds, the Corporation's mutual funds, including the means by which they may be distributed in the United States, are subject to regulation by the Securities and Exchange Commission ("SEC") and the Federal Reserve Board. The types of activities in which the foreign branches of Chase Bank and the international subsidiaries of the Corporation may engage are subject to various restrictions imposed by the Federal Reserve Board. Such foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

   The Corporation also conducts securities underwriting, dealing and brokerage activities through various broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. CSI, the Corporation's "Section 20" subsidiary, is also subject to the supervision and regulation of the Federal Reserve Board. The Federal Reserve Board has generally required Section 20 subsidiaries to operate under a large number of conditions, commonly referred to as "firewalls", that separate Section 20 companies from affiliated banks and, to a certain degree, from other bank holding company affiliates. In addition, the Federal Reserve Board required that no more than 10% of a Section 20 subsidiary's gross revenues be derived from underwriting and dealing in "ineligible" securities (i.e., securities in which a national bank may not underwrite or deal). On December 20, 1996, the Federal Reserve Board increased, effective March 6, 1997, the ineligible revenue limit to 25% of total revenues. The effect of this regulatory action will be to enable the Corporation to substantially expand CSI's underwriting and dealing capabilities. On January 9, 1997, the Federal Reserve Board proposed eliminating most of the firewalls and incorporating the remaining firewalls in a statement of operating standards. The proposal, if adopted, would enable CSI to operate somewhat more efficiently.

   The activities of Chase Bank, Chase USA and Texas Commerce as consumer lenders are also subject to regulation under various Federal laws including the Truth-in-Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Fair Debt Collection Practice and the Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans. During 1996, the United States Supreme Court decided two cases involving the consumer lending activities of banks. In January 1996, the Court held that Federal law pre-empted state laws prohibiting a credit card issuing bank located in one state from assessing various fees and charges (such as late fees, over-the-limit fees, returned check fees and annual membership fees) on credit card holders residing in another state. In March 1996, the Court held that the Federal statute authorizing national banks to sell insurance in small towns pre-empts a state statute forbidding national banks from selling insurance in that state. The effect of these decisions should be to enhance the Corporation's ability to conduct its consumer banking businesses.

================================================================================
Important Factors Relating to Forward-Looking Statements.

Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties and the Corporation's actual future results may differ materially from those set forth in such forward-looking statements. The Corporation notes that the forward-looking statements contained in this report speak only as of the date of this report and the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

   Factors that might cause the Corporation's future financial performance to vary include, but are not limited to, those set forth in the "Management's Discussion and Analysis" and "Supervision and Regulation" sections of this report, as well as the following:

The Merger: Because of the inherent uncertainties associated with merging two large companies, there can be no assurance that the Corporation will be able fully to realize the cost savings it currently expects to realize as a result of the merger or that such savings will be realized at the times currently anticipated. Currently unforeseen changes in real estate markets or personnel requirements, if they occur, could affect the timing and magnitude of the anticipated savings. In addition, there is no assurance that the remaining work that needs to be accomplished in order to complete fully the technology integration and systems conversions undertaken with the merger will be done on the originally contemplated time schedule or at the originally estimated cost. Currently unanticipated problems in the merger integration process could, if they occur, delay the cost savings or increase the expenses of the merger beyond the level originally anticipated.

Competition: As noted above in Item 1 of this report, the Corporation operates in a highly competitive environment. The Corporation expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for non-depository institutions to offer customers automatic transfer systems and other automated payment systems services that have been traditional banking products. Competition is also expected to increase as a result of legislation enacted in 1994 permitting interstate banking. Legislation pending in Congress, which would permit new types of affiliations between banks and financial service companies, including securities firms, could, if enacted, also have increased competitive effects (See, "Legislation and Pending Litigation" below).

Foreign Operations: The Corporation does business throughout the world, including in developing regions of the world commonly known as emerging markets. The Corporation also invests in the securities of corporations located in such emerging markets. The Corporation's businesses and revenues derived from emerging markets securities are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationaliza-tion, confiscation of assets and changes in legislation relating to foreign ownership. In addition, foreign trading markets, particularly in emerging market countries, are often smaller, less liquid, and more volatile than the U.S. trading markets.

Government Monetary Policies and Economic Controls: As noted above in Item 1 of this report, the earnings and business of the Corporation are affected by general economic conditions, both domestic and international, and by the fiscal or other policies that are adopted by various regulatory authorities of the United States, foreign governments, and international agencies. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and beyond the Corporation's control. In addition, these policies and conditions can impact the Corporation's customers and counterparties, which may increase the risks of default on their obligations to the Corporation.

Legislation and Pending Litigation: Federal and state legislation affecting the banking industry has played, and will continue to play, a significant role in shaping the nature of the financial services industry. For example, during 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act") was enacted. The Riegle Act permitted, commencing September 29, 1995, interstate banking under certain conditions relating to concentration of deposits. The Riegle Act also permits, commencing June 1, 1997 (subject to enactment by any state of "opt-out" legislation), interstate branching by consolidation across state lines, of banks under the common control of a bank holding company. The States of New York, New Jersey and Connecticut have "opted-in" early to the provisions of the Riegle Act. As a result, the Corporation was able to integrate the branches of its New Jersey and Connecticut banks into Chase Bank, thereby increasing the operational efficiency of such branches. However, another effect of the early "opt-in" by New York, New Jersey and Connecticut may be to increase competition within the tri-state region, although the Corporation cannot predict whether and to what extent such competition will increase. The State of Texas has "opted-out" of the provisions of the Riegle Act.

   Legislation is pending in Congress that would, if enacted, substantially reform the regulatory structure under which U.S. bank holding companies and other financial services institutions operate and could, therefore, have important implications for the Corporation and other financial services companies. Given the current status of these legislative efforts, it is not possible for the Corporation to predict the extent to which the Corporation and its subsidiaries may be affected by any of these initiatives.

Business Conditions and General Economy: The Corporation is a leading provider of services in the global markets, global services, investment banking, private banking and national consumer businesses. The profitability of these businesses, as well as the Corporation's credit quality, could be adversely affected by a worsening of general economic conditions, particularly by a higher domestic interest rate environment, as well as by foreign and domestic trading market conditions. An economic downturn or significantly higher interest rates could increase the risk that a greater number of the Corporation's customers would become delinquent on their loans or other obligations to the Corporation, or would refrain from securing additional debt. In addition, a higher level of domestic interest rates could affect the amount of assets under management by the Corporation (for example, by affecting the flows of moneys to or from the mutual funds managed by the Corporation), impact the willingness of financial investors to participate in loan syndications and underwritings managed by the Corporation's corporate finance business, adversely impact the Corporation's loan and deposit spreads and affect its domestic trading revenues. Revenues from foreign trading markets may also be subject to negative fluctuations as a result of the impact of unfavorable political and diplomatic developments, social instability and changes in the policies of central banks or foreign governments, and the impact of these fluctuations could be accentuated by the volatility and lack of relative liquidity in some of these foreign trading markets.

================================================================================
Foreign Operations

For geographic distributions of average assets, total revenue, total expense, income before income tax expense and net income, see Note Twenty Two of the Notes to Consolidated Financial Statements on page 89. For a discussion of foreign loans, see Note Four of the Notes to Consolidated Financial Statements on page 73 and see the sections entitled "Foreign Portfolio" and "Cross-Border Outstandings," on pages 52 and 104.

--------------------------------------------------------------------------------
   Item 2: Properties
--------------------------------------------------------------------------------

The headquarters of the Corporation is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by the Corporation. This location contains approximately 1.3 million square feet of commercial office and retail space.

   The Corporation also owns and occupies a 60-story building at One Chase Manhattan Plaza in downtown Manhattan, New York. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 800,000 square feet is leased to outside tenants.

   The Corporation also owns and occupies a 22-story bank and office building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space. In addition, the Corporation owns a 50-story building known as One New York Plaza in downtown Manhattan which is leased to outside tenants.

   The Corporation built in 1992 and fully occupies a two-building complex known as Chase MetroTech in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, the Corporation's operations and product support functions.

   The Corporation also occupies under leasehold agreements, office space at 55 Water Street, 95 Wall Street, 2 Chase Manhattan Plaza (20 Pine Street) and various other locations in New York City and on Long Island, New York.

   The Corporation occupies, in the aggregate, approximately one million square feet of space in the United Kingdom. Approximately 352,000 square feet of this total is scheduled to be exited during the second quarter of 1997. The most significant components of the leased space in London are 218,000 square feet at 125 London Wall and 147,000 square feet at Thomas More Square. The Corporation also owns and occupies a 300,000 square foot operations center in Bournemouth.

   In addition, the Corporation and its subsidiaries own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; and in Houston, Austin, Arlington, and El Paso, Texas.

   The Corporation and its subsidiaries occupy branch offices and other locations throughout the United States and in foreign countries under various types of ownership and leasehold agreements which, when considered in the aggregate, are not material to its operations.

   The Corporation is currently eliminating approximately 100 existing branches in New York State which are located near other existing Chase and Chemical branches. In addition, the Corporation has begun, and will continue, to combine and consolidate redundant operations conducted by both Chase and Chemical prior to the merger.

--------------------------------------------------------------------------------
   Item 3: Legal Proceedings
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
   Item 4: Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
   Executive Officers of the Registrant
--------------------------------------------------------------------------------

                               Positions and offices held
Name                     Age   with the Corporation and The Chase Manhattan Bank
--------------------------------------------------------------------------------

Walter V. Shipley         61   Chairman of the Board and Chief Executive Officer
                               of the Corporation and the Bank 1983-1992 and 1994 to the present. From 1992 until December 31,
                               1993, President of the Corporation and the Bank.
                               Director of the Corporation and the Bank since
                               1982.

Thomas G. Labrecque       58   President and Chief Operating Officer of the
                               Corporation and the Bank since March 31, 1996, having served since 1990 as Chairman of the Board and Chief Executive Officer of the corporation formerly known as The Chase Manhattan Corporation which merged into the Corporation on March 31, 1996, and The Chase Manhattan Bank (National
                               Association) which merged into Chemical Bank on July 14, 1996. He had been a Director of the former Chase since 1980 and became a Director of the Corporation on March 31, 1996.

Edward D. Miller          56   Senior Vice Chairman of the Board of the
                               Corporation and the Bank since March 31, 1996.
                               Mr. Miller was President of the Corporation and the Bank from 1994 to March 31, 1996, after serving as Vice Chairman of the Board from 1991.
                               From 1988 until the merger of Manufacturers
                               Hanover Corporation (MHC) with the Corporation in
                               1991, he had served as Vice Chairman and a Director of MHC. He became a Director of the Corporation in 1991. Mr. Miller is scheduled to retire on April 1, 1997.

William B. Harrison Jr.   53   Vice Chairman of the Corporation and the Bank. A
                               Director of the Corporation since the MHC merger and of the Bank since 1990. Prior to the MHC merger, Mr. Harrison had been an Executive
                               Officer of the Corporation since 1988.

Peter J. Tobin            53   Chief Financial Officer of the Corporation and
                               the Bank since 1991. Mr. Tobin had served in the same capacity for MHC from December 1985 until MHC's merger into the Corporation in 1991.

Unless otherwise noted, all of the Corporation's above-named executive officers have continuously held senior-level positions with the Corporation or its predecessor institutions, Chemical Banking Corporation and The Chase Manhattan Corporation, during the five fiscal years ended December 31, 1996. There are no family relationships among the foregoing executive officers.

Part II

--------------------------------------------------------------------------------
   Item 5: Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

The outstanding shares of the Corporation's Common Stock are listed on the New York Stock Exchange and the London Stock Exchange Limited. For the quarterly high and low prices of the Common Stock on the New York Stock Exchange and the quarterly dividends declared for the Corporation's common stock for the last two years, see the section entitled "Quarterly Financial Information" on page 92.

   At February 28, 1997, there were 87,569 holders of record of the Corporation's Common Stock.

--------------------------------------------------------------------------------
   Item 6: Selected Financial Data
--------------------------------------------------------------------------------

For five-year selected financial data, see "Summary of Selected Financial Data" on page 37.

--------------------------------------------------------------------------------
   Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears on pages 37 through 61.

--------------------------------------------------------------------------------
   Item 8: Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The consolidated financial statements appear, together with the Notes thereto and the report of Price Waterhouse LLP dated January 21, 1997 thereon, on pages 62 through 91.

   Supplementary financial data for each full quarter within the two years ended December 31, 1996 is included on page 92 in the table entitled "Quarterly Financial Information". Also included is a "Glossary of Terms" on page 93.

--------------------------------------------------------------------------------
   Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

Part III

--------------------------------------------------------------------------------
   Item 10: Directors and Executive Officers of the Corporation
--------------------------------------------------------------------------------

See Item 13 below.

--------------------------------------------------------------------------------
   Item 11: Executive Compensation
--------------------------------------------------------------------------------

See Item 13 below.

--------------------------------------------------------------------------------
   Item 12: Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

See Item 13 below.

--------------------------------------------------------------------------------
   Item 13: Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

Pursuant to Instruction G (3) to Form 10-K, the information to be provided by Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to the Corporation's definitive proxy statement for the annual meeting of stockholders, to be held May 20, 1997, which proxy statement will be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Corporation's 1996 fiscal year.

Part IV

--------------------------------------------------------------------------------
   Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

(a) EXHIBITS

       1. Financial Statements

       The consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 62.

       2. Financial Statement Schedules
          None.

       3. EXHIBITS

       3.1 Restated Certificate of Incorporation of the Corporation, as amended (incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8, dated July 11, 1996, File No. 333-07941).

       3.2    By-laws, as amended as of March 18, 1997.

       4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association) as succeeded to by Bankers Trust Company, as Trustee, which Indenture includes the form of Debt Securities (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

       4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York, National Association, as Trustee, which Indenture includes the form of Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

       4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and First Trust of New York, National Association to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
              Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1).

       4.3(b) First Supplemental Indenture, dated as of December 31, 1991, among
              Chemical Banking Corporation, Manufacturers Hanover Corporation and IBJ Schroder Bank and Trust Company to the Indenture dated June 1, 1985 (incorporated by reference to Exhibit 4.18(b) to the Annual Report on Form 10-K, dated December 31, 1991, of Chemical Banking Corporation, File No. 1-5805).

       4.3(c) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and IBJ Schroder Bank and Trust Company to the Indenture dated June 1, 1985 (incorporated by reference to Exhibit 4.12 to the Registration Statement Form S-3 (File No. 333-14959) of the Corporation).

       4.4(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
              Corporation and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

       4.4(b) First Supplemental Indenture, dated as of November 1, 1990, between The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture, dated as of July 1, 1986, (incorporated by reference to Exhibit (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

       4.4(c) Second Supplemental Indenture, dated as of May 1, 1991, between
              The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture dated as of July 1, 1986 (incorporated by reference to Exhibit (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

       4.4(d) Third Supplemental Indenture, dated as of March 29, 1996, among
              Chemical Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture, dated as of July 1, 1986, (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.5(a) Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

       4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among
              Chemical Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and First Trust of New York, National Association, as successor Trustee to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and First Trust of New York, National Association to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.6(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
              Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

       4.6(b) Supplemental Indenture, dated as of July 22, 1994, to the
              Indenture dated as of May 15, 1993 among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee dated as of July 22, 1994 by Chemical Banking Corporation (incorporated by reference to Exhibit
              4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

       4.7 Junior Subordinated Indenture, dated as of December 1, 1996, between the Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of the Corporation).

       10.1 Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996.

       10.2 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996.

       10.3 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

       10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to the Schedule 14A of the Corporation filed on April 17, 1996, File No. 1-5805).

       10.5 The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to the The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

       10.6 Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to the The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.7 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

       10.8 The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by Reference to Exhibit 10A to the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10T to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.10 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

       10.11 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated herein by reference to Exhibit 10W to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.12 Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1995 of Chemical Banking Corporation, File No. 1-5805).

       10.13 Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

       10.14 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

       10.15 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

       10.16 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

       10.17 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.18 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.19 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10H of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.20 Amendment to Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10AA to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.21 TRA 86 Supplemental Benefit Plan of the Bank, as amended (incorporated by reference to Exhibit 10I of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.22 Amendment to TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10BB to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       11.1   Computation of Earnings per Common Share

       12.0   Computation of ratio of earnings to fixed charges.

       12.1 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

       21.1   List of Subsidiaries of the Corporation.

       22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

       23.1   Consent of Independent Accountants.

       27.1   Financial Data Schedule.

The Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the following outstanding nonregistered long-term debt of the Corporation and its subsidiaries: Floating Rate Subordinated Notes Due November 25, 1998 of the Corporation; Subordinated Floating Rate Notes Due April 22, 2003 of the Corporation; Floating Rate Notes Due September 25, 2002 of the Corporation; Zero-Coupon Notes Due September 25, 2002 of the Corporation; Serial Zero Coupon Guaranteed Notes Due 1984-2003 of the Corporation; 8.35% Senior Notes Due January 27, 2000 of the Corporation; Floating Rate Senior Notes Due October 17, 2001 of the Corporation; Senior Floating Rate Notes Due April 12, 2000 of the Corporation; Senior Floating Rate Notes Due July 6, 2000 of the Corporation; 2.835% Senior Notes Due June 4, 2001 of the Corporation; 2.82% Senior Notes Due August 8, 2001 of the Corporation; 7 1/4% Subordinated Notes Due September 15, 2002 of Chemical Bank; 7% Subordinated Notes Due June 1, 2005 of Chemical Bank; Floating Rate Subordinated Notes Due May 5, 2003 of Chemical Bank; Floating Rate Subordinated Notes Due June 15, 2000 of Chemical Bank; Floating Rate Subordinated Notes Due July 29, 2003 of Chemical Bank; 6 5/8% Subordinated Notes Due 2005 of Chemical Bank; 6.70% Subordinated Notes Due August 15, 2008 of Chemical Bank; 6.125% Subordinated Notes Due November 1, 2008 of Chemical Bank; Floating Rate Subordinated Notes Due July 15, 1997 of Manufacturers Hanover Corporation; Floating Rate Subordinated Capital Notes Due April 1997 of Manufacturers Hanover Trust Company; LIBOR Note, Series C, Due March 1998 of Manufacturers Hanover Corporation; 5.30% Senior Yen Notes Due July 29, 1998 of The Chase Manhattan Corporation; Floating Rate Subordinated Notes Due November 26, 1997 of The Chase Manhattan Corporation; Floating Rate Subordinated Notes Due May 31, 2000 of The Chase Manhattan Corporation; and Floating Rate Subordinated Notes Due December 30, 2009 of The Chase Manhattan Corporation. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.

(b) REPORTS ON FORM 8-K

   o  A Current Report on Form 8-K dated October 7, 1996 was filed resubmitting
      Exhibit 27 (Financial Data Schedule) of the Corporation's 1996 second quarter Form 10-Q.

   o A Current Report on Form 8-K dated October 15, 1996 was filed setting forth the Corporation's financial results for the 1996 third quarter.

   o A Current Report on Form 8-K dated December 17, 1996 was filed announcing a new company-wide stock option program for employees.

                             Pages 15 - 35 Not Used

FINANCIAL TABLE OF CONTENTS



       Management's Discussion and Analysis:
37     Summary of Selected Financial Data

38     Overview

39     Results of Operations
39       Net Interest Income
39       Provision for Credit Losses
40       Noninterest Revenue
41       Noninterest Expense
43       Income Taxes

43     Lines of Business Results
44       Global Wholesale Banking
46       Regional and Nationwide Consumer Banking
47       Corporate

48     Credit Risk Management
48       Loan Portfolio
49       Domestic Consumer Portfolio
51       Domestic Commercial Portfolio
52       Foreign Portfolio
52       Industry Diversification
52       Cross-Border Exposure
52       Derivative and Foreign Exchange Financial Instruments
53       Allowance for Credit Losses

54     Market Risk Management
54       Trading Activities
55       Asset/Liability Management

58     Operating Risk Management

58     Capital and Liquidity Risk Management

60     Accounting Developments

60     Comparison Between 1995 and 1994

       Audited Financial Statements:
62     Management's Report on Responsibility for Financial Reporting
62     Report of Independent Accountants
63     Consolidated Financial Statements
67     Notes to Consolidated Financial Statements

       Supplementary Data:
92     Quarterly Financial Information
93     Glossary of Terms

MANAGEMENT'S DISCUSSION AND ANALYSIS
Summary of Selected Financial Data

(in millions, except per share and ratio data)
As of or for the year ended December 31,                       1996           1995            1994           1993           1992
------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net Interest Income                                          $   8,340      $   8,202       $   8,312      $   8,291      $   8,117
Provision for Credit Losses                                        897            758           1,050          2,254          2,585
Provision for Loans Held for Accelerated Disposition                --             --              --            566             --
Noninterest Revenue                                              7,512          6,758           6,701          7,181          5,420
Noninterest Expense (excluding Restructuring Costs)              9,330          9,375           9,537          9,625          8,801
Income Before Restructuring Costs, Income Tax Expense
  and Effects of Accounting Changes                              5,625          4,827           4,426          3,027          2,151
Restructuring Costs                                              1,814             15             465            203             --
Income Tax Expense                                               1,350          1,842           1,475            798            428
Net Effect of Changes in Accounting Principles(a)                   --            (11)             --            368             --
Net Income                                                   $   2,461      $   2,959       $   2,486      $   2,394      $   1,723
------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Primary:
  Income Before Restructuring Costs and Accounting Changes   $    7.54      $    6.25       $    5.66      $    4.28      $    3.65
  Net Income                                                      5.02           6.20            5.02           4.85           3.65
Fully-Diluted:
  Income Before Restructuring Costs and Accounting Changes        7.43           6.09            5.60           4.24           3.61
  Net Income                                                      4.94           6.04            4.97           4.79           3.61
Book Value at December 31,                                       42.58          41.81           37.37          36.10          31.84
Market Value at December 31,                                     89.38          58.75           35.88          40.13          38.63
Cash Dividends Declared                                           2.24           1.94            1.64           1.37           1.20
------------------------------------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS
Income Before Restructuring Costs and Accounting Changes:
  Return on Average Total Assets(b)                               1.12%           .97%            .96%           .87%           .72%
  Return on Average Common Stockholders' Equity                  18.74          16.27           15.63          12.90          11.88
  Return on Average Total Stockholders' Equity                   17.40          15.17           14.55          12.06          11.29
  Common Dividend Payout                                            29             29              27             30             33
Net Income:
  Return on Average Total Assets(b)                                .77            .96             .87            .97            .72
  Return on Average Common Stockholders' Equity                  12.48          16.15           13.86          14.62          11.88
  Return on Average Total Stockholders' Equity                   11.94          15.06           13.06          13.44          11.29
Efficiency Ratio(c)                                                 59             64              64             60             62
------------------------------------------------------------------------------------------------------------------------------------
TOTAL AT YEAR-END
Loans                                                        $ 155,092      $ 150,207       $ 142,231      $ 137,117      $ 144,568
Total Assets                                                   336,099        303,989         285,383        251,948        235,502
Deposits                                                       180,921        171,534         166,462        169,786        161,397
Long-Term Debt                                                  12,714         12,825          13,061         13,833         13,711
Total Stockholders' Equity                                      20,994         20,836          18,873         19,101         16,353
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Tier 1 Risk-Based Capital Ratio                                   8.15%          8.22%           8.05%          8.06%          7.01%
Total Risk-Based Capital Ratio                                   11.78          12.27           12.23          12.35          11.22
Tier 1 Leverage                                                   6.79           6.68            6.63           7.35           6.79
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES
Common and Common Equivalent Shares                              446.4          440.8           442.2          433.1          397.5
Common Shares Assuming Full Dilution                             453.4          453.5           450.9          441.7          408.2
------------------------------------------------------------------------------------------------------------------------------------

(a) Reflects the adoption of SFAS 106 in 1995 for the accounting for other postretirement benefits relating to The Chase Manhattan Corporation's (the "Corporation") foreign plans. Also reflects the adoption in 1993 of SFAS 106 for the Corporation's domestic plans and SFAS 109 relating to accounting for income taxes. (b) Excluding the gross-up impact of FASI 39, which was adopted by the Corporation in 1994, the return on average assets for 1996, 1995 and 1994 was 1.22%, 1.08% and 1.07%, respectively, before restructuring costs and accounting changes, and 0.84%, 1.07% and 0.96%, respectively, based on net income.(c) Excludes restructuring costs, foreclosed property expense and nonrecurring items.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 93 for a definition of terms used throughout the annual report.


OVERVIEW


The Corporation's net income, excluding merger restructuring costs, was $3,586 million in 1996, an increase of 20% from $2,979 million, in 1995. The Corporation's primary earnings per share were $7.54 in 1996, compared with $6.25 in 1995. On a fully-diluted basis, earnings per share rose 22% when compared with the prior year, to $7.43. The return on average common stockholders' equity was 18.74% in 1996, an increase from 16.27% in 1995.

   The 1996 results were characterized by strong earnings growth across the full breadth of the Corporation's businesses, and were realized at the same time the Corporation executed significant merger integration plans.

   Including merger restructuring costs, the Corporation's net income for 1996 was $2,461 million compared with $2,959 million for 1995. Primary earnings per share were $5.02 in 1996 and $6.20 in 1995, while fully-diluted earnings per share were $4.94 in 1996, compared with $6.04 in 1995.

   The Corporation's financial targets for 1996 through 1998 included double-digit operating earnings per share growth in each of the three years through 1998, and an efficiency ratio in the low 50 percent range and a return on average common stockholders' equity of 18 percent or higher by the end of 1998. These targets are based on measuring the Corporation's results using operating earnings (net income less restructuring costs and nonrecurring items). Nonrecurring items had a $70 million net favorable impact on net income in 1996 compared with a $65 million net favorable impact in 1995.


                          [GRAPH 1 - SEE APPENDIX I]


   The following table reflects the Corporation's results on an operating basis.

Year Ended December 31, (in millions, except per share)       1996         1995
--------------------------------------------------------------------------------
Operating Revenue(a)                                         $16,431     $15,041
Operating Noninterest Expense(b)(c)                            9,249       9,450
Operating Net Income(c)                                        3,516       2,903
Operating Net Income Per Share-Fully Diluted(c)              $  7.27     $  5.92
--------------------------------------------------------------------------------

Note - See Performance Goals table for footnotes.

   In connection with the merger of The Chase Manhattan Corporation ("old Chase") into Chemical Banking Corporation ("Chemical") in March 1996, the Corporation announced additional performance goals for 1996. In 1996, the Corporation largely exceeded its performance goals.

PERFORMANCE GOALS                                     1996 Goals   1996 Results
--------------------------------------------------------------------------------
Operating Earnings Per Share - Fully Diluted    Above 15% growth     23% growth
Operating Revenue(a)                                 5-7% growth      9% growth
Operating Noninterest Expense(b)(c)                 $9.1 billion   $9.2 billion
Operating Efficiency Ratio(a)                          High 50's          56.6%
Return on Average Common Equity(c)                           17%          18.4%
Common Dividend Payout Ratio(c)                25-35% net income            29%
Tier 1 Capital                                           8-8.25%           8.2%
--------------------------------------------------------------------------------

(a) Excludes the impact of credit card securitizations.

(b) Excludes foreclosed property expense, a charge to conform retirement benefits provided to foreign employees, start-up costs incurred in connection with the co-branded Wal-Mart credit card program ("Wal-Mart program") and the Real Estate Investment Trust ("REIT") minority interest expense.

(c) Excluding restructuring costs.

   The Corporation's total revenue in 1996 was $15.9 billion, an increase of 6% from the prior year. On a managed basis, which excludes the impact of credit card securitizations, total revenue for 1996 increased 9% and exceeded the Corporation's 5%-7% performance target range. Management currently expects annual operating revenue growth on a managed basis of approximately 6%-8% in 1997.

   During 1996, the Corporation realized merger-related expense savings of $555 million, exceeding management's original target of $510 million and reflecting the acceleration of merger savings originally expected to be realized in 1997. Management expects cumulative merger-related annual cost savings will approximate $1.2 billion by the end of 1997 and $1.7 billion by the end of 1998.

   Although operating noninterest expense for 1996 declined 2.1% from the prior year, total operating noninterest expense for 1996 exceeded the original target as a result of higher than anticipated incentive costs due to the strong growth in revenue and competitive market pressures. Management expects that the underlying operating noninterest expense of the Corporation, before merger savings, will be approximately 5%-6% higher in 1997 than in 1996.

   During 1996, the Corporation maintained a disciplined approach to the use of its capital. On October 15, 1996, the Corporation's Board of Directors announced a buy-back program pursuant to which the Corporation is authorized until December 1998 to repurchase up to $2.5 billion of its common stock, in addition to such other common share repurchases as may be neces-

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


sary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefits plans. By the end of 1996, the Corporation had repurchased approximately $1.0 billion of common equity under the buy-back program. In early 1997, management announced that it intended to purchase equity on a more accelerated time schedule than previously expected and, therefore, management believes it is likely that the buy-back program will be completed in late 1997 or early 1998. Additionally, in 1996, the Corporation increased its quarterly common stock dividend by 12% to $.56 per share, while maintaining Tier 1 risk-based capital at 8.2% at December 31, 1996.

   The Corporation's nonperforming assets at December 31, 1996 were $1,151 million, a decline of 31% from the 1995 year-end. As a result of the continued decline in nonperforming assets, the ratio of the allowance for loan losses to nonperforming loans reached 348% at December 31, 1996. Nonperforming assets have been reduced by over $10 billion, or 90%, from their peak level in 1991.


RESULTS OF OPERATIONS


NET INTEREST INCOME

Reported net interest income totaled $8,340 million in 1996, an increase of $138 million from 1995. The level of reported net interest income in both 1996 and 1995 was reduced by the impact of credit card securitizations. On a managed basis, net interest income increased by 8% in 1996 to $9,254 million, reflecting a higher level of interest-earning assets (particularly consumer receivables and trading-related assets), as well as the funding benefit of higher equity levels. Also contributing to the increase was $54 million of interest related to Federal and State tax audit settlements in 1996.

                                                                                      %
Year Ended December 31,                            1996          1995            Change
---------------------------------------------------------------------------------------
Net Interest Income (in millions)
  Managed Basis                                 $   9,254     $   8,562           8.1%
  Impact of Securitizations                          (914)         (360)           --
---------------------------------------------------------------------------------------
  Reported                                      $   8,340     $   8,202           1.7%
---------------------------------------------------------------------------------------
Average Interest-Earning Assets (in billions)
  Managed Basis                                 $   271.5     $   248.8           9.1%
  Impact of Securitizations                         (10.6)         (4.3)           --
---------------------------------------------------------------------------------------
  Reported                                      $   260.9     $   244.5           6.7%
---------------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets (a)
  Managed Basis                                      3.40%         3.45%           --
  Impact of Securitizations                          (.19)         (.08)           --
---------------------------------------------------------------------------------------
  Reported                                           3.21%         3.37%           --
---------------------------------------------------------------------------------------

(a) Reflected on a taxable equivalent basis in order to permit comparisons of yields on tax-exempt and taxable assets.

   The reported net yield on interest-earning assets was 3.21% in 1996, compared with 3.37% for the prior year. Adjusting for securitizations, the net yield on a managed basis was 3.40%, a slight decline from 3.45% in 1995, reflecting a shift in the composition of interest-earning assets from higher-yielding loans to lower-yielding securities and liquid assets. The following table reflects the composition of the Corporation's average interest-earning assets (on a balance sheet basis) for the periods indicated.

INTEREST EARNING-ASSETS (in billions)         1996                       1995
----------------------------------------------------------------------------------------
Loans                                  $150.0         57%        $146.5            60%
Securities                               43.7         17           36.7            15
Liquid Assets                            67.2         26           61.3            25
----------------------------------------------------------------------------------------
Total                                  $260.9        100%        $244.5           100%
----------------------------------------------------------------------------------------

   Average interest-earning assets in 1996 were $260.9 billion, an increase of $16.4 billion from 1995. The Corporation has continued to increase its liquid interest-earning assets through its trading and Section 20 activities, and to increase its securities portfolio as part of its asset/liability management ("ALM") activities. The increase in the Corporation's average total loans in 1996 reflected growth of $3.5 billion in consumer loans, despite the impact of an increase in average credit card securitizations of approximately $6.3 billion from 1995.

   The growth in interest-earning assets was largely funded by a $10.0 billion increase in Federal funds purchased and securities sold under repurchase agreements, which provided short-term funding for trading-related positions and the securities portfolio.

   Management anticipates that, given its current expectations for interest rate movements in 1997, the Corporation's managed net interest income in 1997 will be higher than in 1996.

PROVISION FOR CREDIT LOSSES

The provision for credit losses in 1996 was $897 million, compared with $758 million in 1995. The increase resulted primarily from higher commercial net charge-offs as a result of a lower level of recoveries. During 1996 the Corporation recorded lower consumer net charge-offs due, in part, to a decline in the level of credit card receivables retained on the balance sheet.

   Management believes that the credit quality of the Corporation's overall commercial and industrial portfolio will remain relatively stable in 1997. Management expects the provision for credit losses in 1997 (which is anticipated to equal net charge-offs) to be modestly higher than in 1996, primarily as a result of growth in retained consumer loans, higher losses in credit card loans, and lower recoveries in commercial loans.


                          [GRAPH 2 - SEE APPENDIX I]

MANAGEMENT'S DISCUSSION AND ANALYSIS


NONINTEREST REVENUE

Total noninterest revenue was $7,512 million in 1996, an 11% increase from 1995, reflecting strong trading results, higher credit card revenue, strong corporate finance and syndication activities, as well as higher trust, custody, and investment management fees. The Corporation continued to generate fee growth by offering clients integrated financing and advisory solutions.

Year Ended December 31, (in millions)                           1996       1995
----------------------------------------------------------------------------------
Corporate Finance and Syndication Fees                         $  929     $  796
Trust, Custody, and Investment Management Fees                  1,176      1,018
Credit Card Revenue                                             1,063        834
Service Charges on Deposit Accounts                               394        417
Fees for Other Financial Services                               1,529      1,453
----------------------------------------------------------------------------------
Total Fees and Commissions                                      5,091      4,518
Trading Revenue                                                 1,270      1,016
Securities Gains                                                  135        132
Revenue from Equity-Related Investments                           726        626
Other Revenue                                                     290        466
----------------------------------------------------------------------------------
Total Noninterest Revenue                                      $7,512     $6,758
----------------------------------------------------------------------------------


                          [GRAPH 3 - SEE APPENDIX I]


FEES AND COMMISSIONS

Corporate finance and syndication fees in 1996 increased 17% to $929 million from the prior year, resulting from strong loan syndication, advisory and debt securities underwriting activities. The active merger and acquisition environment during 1996 was an underlying factor for the increases in these activities. During 1996, the Corporation acted as agent for approximately $434 billion of syndicated credit facilities, a reflection of the Corporation's large client base and strong distribution network.

   Trust, custody, and investment management fees for 1996 were $1,176 million, an increase of 16% from 1995, reflecting increased global services and securities processing activities, higher fees attributable to growth in assets under management and growth in fees from the Vista mutual funds. The acquisition of the securities processing businesses of U.S. Trust Corporation ("US Trust") in September 1995 also contributed to the increase in fees.

TRUST, CUSTODY, AND INVESTMENT MANAGEMENT FEES
Year Ended December 31, (in millions)                           1996       1995
--------------------------------------------------------------------------------
Product Diversification:
  Trust, Custody and Investment Management Fees(a)             $  909     $  808
  Mutual Fund Fees(b)                                              83         70
  Other Trust Fees(c)                                             184        140
--------------------------------------------------------------------------------
Total Trust, Custody, and Investment Management Fees           $1,176     $1,018
--------------------------------------------------------------------------------

(a) Represents fees for trustee, agency, registrar, estate services, safekeeping and maintenance of securities, as well as providing advisory services and investment management for asset holdings, for domestic and global customers. Customers include corporations, individuals, governments and nonprofit organizations.

(b) Represents administrative, custody, trustee and other fees in connection with the Corporation's Vista mutual funds.

(c) Includes securities lending and broker clearing.

   Credit card revenue increased $229 million from the 1995 level as a result of an increase in securitization volume as well as overall growth in managed outstandings. The securitization of credit card receivables changes the classification in which the revenue associated with the credit card securitization is reported in the Consolidated Statement of Income. Amounts that would previously have been reported as net interest income and as provision for credit losses are instead reported as components of noninterest revenue (i.e., credit card revenue). During 1996, average securitized credit card receivables were $10.6 billion compared with an average of $4.3 billion during 1995. The higher level of securitizations accounted for $145 million of the increase in credit card revenue with the remaining increase the result of higher interchange income (fees from merchants for processing sales volume) and various other fees on retained credit card receivables. Total average managed credit card receivables grew 13% to $23.7 billion for 1996, from $21.0 billion in 1995. For a further discussion of the credit card portfolio and related securitization activity, see pages 50-51.

FEES FOR OTHER FINANCIAL SERVICES
Year Ended December 31, (in millions)                            1996       1995
--------------------------------------------------------------------------------
Commissions on Letters of Credit and Acceptances               $  330     $  350
Fees in Lieu of Compensating Balances                             295        281
Mortgage Servicing Fees                                           204        212
Loan Commitment Fees                                              120        123
Other Fees                                                        580        487
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                        $1,529     $1,453
--------------------------------------------------------------------------------

   Fees for other financial services for 1996 increased by $76 million, or 5%, from 1995 primarily due to an increase in fees related to automobile securitizations, and higher transaction volume and a larger customer base at the Corporation's discount brokerage firm, Brown and Company.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


TRADING REVENUE
Year Ended December 31, (in millions)                         1996          1995
--------------------------------------------------------------------------------
Trading Revenue                                             $1,270        $1,016
Net Interest Income Impact(a)                                  703           442
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $1,973        $1,458
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                                $  535        $  445
  Foreign Exchange Contracts(b)                                444           584
  Debt Instruments and Other(b)                                994           429
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $1,973        $1,458
--------------------------------------------------------------------------------

(a) Net interest income attributable to trading activities includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in the net interest income caption on the Consolidated Statement of Income.

(b) For the classes of financial instruments included, see Note Two of the Notes to Consolidated Financial Statements.

   The increase in revenue from interest rate contracts during 1996 was primarily due to the volatility experienced in certain Western European, Asian and U.S. interest rate markets, as well as higher customer demand for derivatives used for risk management purposes. The decline in foreign exchange revenue in 1996 was largely caused by the decrease in the level of cross-currency trading activity in the European markets in anticipation of the integration of the European Monetary System. In the long-term, management expects a further reduction in foreign exchange trading revenues in Europe, although market volatility will still create opportunities from time to time. The increase in debt instrument and other revenue during 1996 was primarily the result of strong performances in emerging markets in Latin America and Eastern Europe. In addition, the 1995 results had been adversely affected by major declines in the prices of emerging markets debt instruments during the early part of 1995.

   Trading revenues are affected by many factors including volatility of currencies and interest rates, the volume of transactions executed by the Corporation on behalf of its customers, the Corporation's success in proprietary positioning, the credit standing of the Corporation, and the steps taken by central banks and governments that affect financial markets. The Corporation expects its trading revenues will fluctuate as these factors will vary from period to period.

OTHER NONINTEREST REVENUE
Year Ended December 31, (in millions)                          1996       1995
--------------------------------------------------------------------------------
Securities Gains                                               $ 135      $ 132
--------------------------------------------------------------------------------
Revenue from Equity-Related Investments                        $ 726      $ 626
--------------------------------------------------------------------------------
Other Revenue:
  Net Losses on Emerging Markets Securities Sales              $ (80)     $ (49)
  Gain on the Sale of Investment in Far East Bank
    and Trust Company                                             --         85
  Residential Mortgage Origination/Sales Activities               63        179
  Loss on Sale of a Building in Japan                            (60)        --
  All Other Revenue                                              367        251
--------------------------------------------------------------------------------
Total Other Revenue                                            $ 290      $ 466
--------------------------------------------------------------------------------

   Securities gains were $135 million in 1996, a slight increase from the 1995 amount. All securities sales were from the available-for-sale portfolio and were made in connection with the Corporation's asset/liability management ("ALM") activities. For further discussion of the Corporation's securities, see Note Three of the Notes to Consolidated Financial Statements.

   Revenue from equity-related investments includes income from venture capital activities and emerging markets investments. The increase from 1995 reflects the continuing benefits of a broad-based portfolio of investments in an active market. At December 31, 1996, the Corporation had equity-related investments with a carrying value of approximately $2.8 billion. The Corporation believes that equity-related investments (which have been averaging approximately $170 million of revenue per quarter for the previous eight quarters), will continue to make contributions to the Corporation's earnings, although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

   Other revenue in 1996 was $290 million, compared with $466 million in 1995. Contributing to the decline were higher net losses related to the disposition of available-for-sale emerging markets securities, lower revenue from residential mortgage origination/sales activities, a $60 million loss on the sale of a building in Japan in 1996 and lower income from the Corporation's investment in CIT Group Holdings, Inc. ("CIT"). In addition, the 1995 results included an $85 million gain on the sale of the Corporation's investment in Far East Bank and Trust Company. Partially offsetting the declines in other revenue were higher gains during 1996 from the sales of various nonstrategic assets and from securitizations.

   Residential mortgage origination/sales activities declined $116 million for 1996, when compared with 1995, largely reflecting higher gains from the sale of servicing rights and loans during 1995.

   The Corporation's investment in CIT produced $48 million of revenue in 1996, a decrease of $31 million from the prior year, as a result of the sale of half of the Corporation's investment in CIT in December 1995.

NONINTEREST EXPENSE
Year Ended December 31, (in millions)                        1996          1995
--------------------------------------------------------------------------------
Salaries                                                  $  4,232       $ 4,208
Employee Benefits                                              926(a)        899
Occupancy Expense                                              824           897
Equipment Expense                                              724           755
Other Expense                                                2,640         2,691
--------------------------------------------------------------------------------
  Subtotal                                                   9,346         9,450
Foreclosed Property Expense                                    (16)          (75)
Restructuring Costs                                          1,814            15
--------------------------------------------------------------------------------
  Total Noninterest Expense                               $ 11,144       $ 9,390
--------------------------------------------------------------------------------
Operating Efficiency Ratio(b)                                 58.7%         63.5%
Operating Efficiency Ratio-Excluding Securitizations(b)       56.6          62.8
--------------------------------------------------------------------------------

(a) Includes a $40 million charge to conform retirement benefits for foreign employees.

(b) Excludes restructuring costs, foreclosed property expense and charge to conform retirement benefits for foreign employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                          [GRAPH 4 - SEE APPENDIX I]


   Noninterest expenses, excluding restructuring costs and foreclosed property expense, totaled $9,346 million in 1996, a decrease from $9,450 million in 1995. The results for 1996 include noninterest expenses of $44 million related to the introduction of the Corporation's co-branded Wal-Mart MasterCard and $13 million of expenses associated with preferred stock dividends issued by a newly organized real estate investment trust ("REIT") subsidiary of The Chase Manhattan Bank.

   One measure by which the Corporation gauges its financial performance is that of operating noninterest expense. Operating noninterest expense for 1996, which excluded the impact of a one-time $40 million charge for conforming foreign employees retirement benefits and the aforementioned Wal-Mart and REIT expenses, totaled $9,249 million compared with $9,450 million in 1995 (as there were no nonrecurring expenses in 1995). The decline is primarily due to staff reductions, merger integration efforts and lower FDIC expenses.

   Operating noninterest expense for 1996 reflected merger-related expense savings of $555 million, exceeding management's original target of $510 million and reflecting the acceleration of merger savings originally expected to be realized in 1997. Underlying operating expense growth for 1996, before merger saves, was 3.7%, reflecting higher incentive costs due to strong revenue growth.

   The Corporation's operating efficiency ratio for 1996 was 59%, compared with 64% for 1995. Adjusting for the impact of securitizations, the efficiency ratio was 57% in 1996. Management is currently targeting the Corporation to achieve an operating efficiency ratio in the low 50's range by 1998.

SALARIES AND EMPLOYEE BENEFITS

Salaries increased by $24 million in 1996 as a result of higher incentive costs due to strong revenue growth for most businesses and a competitive recruiting environment for specialized skills in selected businesses. Also contributing to the increase in salaries was the vesting in 1996 of certain stock-based incentive awards, as a result of the improvement in the Corporation's stock price. Partially offsetting these increases were the impact of personnel reductions undertaken in 1996 as a result of the merger. The total number of full-time equivalent employees was 67,785 at December 31, 1996, a decrease of 7% when compared with 72,696 at December 31, 1995.
   The increase of $27 million in employee benefits during 1996 reflected a $40 million charge related to conforming retirement benefits provided to foreign employees, higher social security expenses associated with the exercise of options granted under broad-based employee plans and an increase in pension expense due to a decline in the discount rate. Partially offsetting the increase was the impact of merger-related staff reductions on medical and other benefit costs.


                          [GRAPH 5 - SEE APPENDIX I]


OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense decreased $73 million in 1996 largely as a result of the consolidation of operations and branch facilities from merger integration efforts as well as pre-merger expense-reduction programs.

   Equipment expense in 1996 was $724 million, a decrease of $31 million from 1995 reflecting the disposition of equipment and the consolidation of back-office and other operations in connection with merger integrations.

FORECLOSED PROPERTY EXPENSE

Foreclosed property expense was a credit of $16 million in 1996, compared with a credit of $75 million in 1995, due to lower gains on the sale of a lower level of foreclosed properties during 1996.

RESTRUCTURING CHARGE AND EXPENSES

In connection with the merger, $1.9 billion of one-time merger-related costs were identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. An additional $164 million of merger-related expenses, from an expected $250 million of merger-related expenses, were incurred during 1996 and included in the restructuring charge and expenses caption of the income statement. The remaining merger-related expenses are expected to be substantially incurred over the next year as these costs do not

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


qualify for immediate recognition under an existing accounting pronouncement and were not included in the $1.65 billion charge taken on March 31, 1996. These remaining costs will also be reflected in the restructuring charge and expenses caption when incurred. For a further discussion, see Note Eleven of the Notes to Consolidated Financial Statements.

   Because of the inherent uncertainties associated with merging two large corporations, there can be no assurance that the $1.9 billion of merger-related costs (or the composition between restructuring charge and merger-related expenses) will reflect the actual costs ultimately incurred by the Corporation in implementing the merger or that the Corporation would not deem it appropriate to take additional charges, as the merger implementation process continues.

   During 1995, the Corporation recorded a $15 million restructuring charge related to exiting a futures brokerage business.

OTHER EXPENSE
Year Ended December 31, (in millions)                        1996          1995
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                                     $  530        $  559
  Marketing Expense                                            346           372
  Telecommunications                                           326           333
  Amortization of Intangibles                                  169           182
  Minority Interest                                             54            27
  FDIC Assessments                                               9           117
  All Other                                                  1,206         1,101
--------------------------------------------------------------------------------
Total Other Expense                                         $2,640        $2,691
--------------------------------------------------------------------------------

   Other expense decreased by $51 million, or 2%, during 1996 when compared with 1995. The improvement reflected lower FDIC assessments of $108 million (which resulted from the elimination of FDIC assessments except for deposits associated with former savings and loan branches). Reductions were also experienced in various expense categories such as stationery and other supplies, postage and shipping, reflecting the Corporation's sourcing and other expense-reduction initiatives.

   Partially offsetting the declines were the impact of consolidating a foreign investment that had been accounted for on the equity method, and higher travel and other incidental costs related to services provided by employees involved with merger-integration efforts. In addition, during 1996, the Corporation incurred $44 million of expenses related to the Wal-Mart MasterCard and $13 million of minority interest expense associated with the REIT.

   Management has initiated an enterprise-wide program to prepare the Corporation's computer systems and applications for the year 2000. The Corporation expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $200 million to $250 million over the next three years. A significant proportion of these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources.

INCOME TAXES

The Corporation recognized income tax expense of $1,350 million in 1996 compared with $1,842 million in 1995. The 1996 amount includes tax benefits related to restructuring costs as well as aggregate tax benefits and refunds of $132 million. The Corporation's effective tax rates for 1996 and 1995 (excluding the aforementioned tax benefits and refunds) were 38.0% and 38.3%, respectively. For additional information, refer to Note Twelve of the Notes to Consolidated Financial Statements.


LINES OF BUSINESS RESULTS

The Corporation manages itself using an economic-based risk-adjusted management information system ("MIS"). This system includes many key lines of business which are organized into two major business franchises, Global Wholesale Banking and Regional and Nationwide Consumer Banking ("RNCB"). Within each of these franchises, key businesses are measured independently on a profit and loss and rate of return basis, as well as by other key performance measures. Highlights of key business performance measures follow, reflecting risk-adjusted MIS line-of-business results.

   Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. The current presentation of the lines-of-business results have been restated to reflect a single, uniform post-merger set of management accounting policies.

   Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating stockholders' equity and the provision for credit losses, utilizing a risk-based methodology. Also incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of the Corporation are fully allocated to the business units, except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, market, and operating -- within various businesses and assigns capital accordingly. The provision for credit losses is allocated to business units utilizing a credit risk methodology applied consistently across the Corporation and a risk grading system appropriate for a business unit's portfolio. The difference between the risk-based provision for credit losses and the Corporation's provision for credit losses is included in the Corporate results. Long-term expected tax rates are assigned in evaluating the Corporation's businesses and the difference between the risk-based tax rate and the Corporation's tax rate is included in the Corporate results.

MANAGEMENT'S DISCUSSION AND ANALYSIS



LINES OF BUSINESS RESULTS                            Global Wholesale       Regional and Nationwide
                                                          Banking              Consumer Banking                Total (a)
                                                     ----------------       -----------------------            ---------
Year Ended December 31, (in millions, except ratios)  1996        1995           1996       1995           1996        1995
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $  3,487    $  3,141       $  5,877   $  5,560       $  8,286    $  8,202
Noninterest Revenue                                  4,999       4,274          2,222      2,166          7,572       6,676
Noninterest Expense                                  4,741       4,565          4,461      4,748          9,306       9,450
---------------------------------------------------------------------------------------------------------------------------
Operating Margin                                     3,745       2,850          3,638      2,978          6,552       5,428
Credit Costs                                           307         221          1,434      1,048            881         683
---------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                  3,438       2,629          2,204      1,930          5,671       4,745
Income Taxes                                         1,289         986            861        766          2,155       1,842
---------------------------------------------------------------------------------------------------------------------------
Operating Net Income                                 2,149       1,643          1,343      1,164          3,516       2,903
Restructuring Costs                                    (49)         (9)           (42)        --         (1,125)         (9)
Nonrecurring Items(b)                                   --          51             --         45             70          65
---------------------------------------------------------------------------------------------------------------------------
Net Income                                        $  2,100    $  1,685       $  1,301   $  1,209       $  2,461    $  2,959
---------------------------------------------------------------------------------------------------------------------------
Average Common Equity                             $  9,663    $  9,265       $  6,415   $  6,698       $ 17,965    $ 16,913
Average Assets                                    $221,680    $203,696       $111,914   $106,906       $321,240    $307,385
Return on Common Equity                               21.0%       16.1%          19.7%      16.1%          18.4%       15.8%
Operating Efficiency Ratio                              56%         62%            55%        61%            59%         64%
---------------------------------------------------------------------------------------------------------------------------

----------
(a) Total column includes Corporate results. See description of Corporate results on page 47.

(b) Nonrecurring items for 1996 include the loss on the sale of a building in Japan, costs incurred in combining the Corporation's foreign retirement plans, and aggregate tax benefits and refunds. The 1995 results include the gains on the sales of the Corporation's investment in Far East Bank and Trust Company and Chemical New Jersey Holdings, Inc. and the loss on the sale of half of the Corporation's 40% interest in CIT.


GLOBAL WHOLESALE BANKING

Global Wholesale Banking provides financing, advisory, sales and trading, trade finance, asset management, private banking and operating services to clients worldwide, including corporations, institutions, governments and wealthy individuals. Through these businesses, the Corporation is driving towards a new model for the delivery of global financial services, integrating product expertise, industry knowledge and geographic reach to effect superior customer solutions. Global Wholesale Banking operates in more than 50 countries, including major operations in all key international financial centers.

   Global Wholesale Banking encompasses investment banking and corporate lending, global markets activities, equity investing, private banking, asset management and information and transaction services. Terminal Businesses, representing discontinued portfolios (primarily the remaining refinancing country debt and commercial real estate problem asset and nonperforming portfolio), are also included in Global Wholesale Banking.

   Global Wholesale Banking's operating net income for 1996 was $2,149 million and operating return on common equity was 21%. These favorable results were driven by higher trading-related revenue, reflecting strong performance in the emerging markets, combined with higher fee revenue from loan syndication, securities underwriting and advisory activities and higher equity-related investment revenue.

   The following table sets forth certain key financial performance measures of the businesses within Global Wholesale Banking for the periods indicated.

                                                                      1996                                 1995
                                                       ----------------------------------  ------------------------------------
                                                                    Net        Efficiency               Net          Efficiency
Year Ended December 31, (in millions, except ratios)   Revenues  Income  ROCE       Ratio  Revenues  Income    ROCE       Ratio
-------------------------------------------------------------------------------------------------------------------------------
Global Wholesale Banking:
  Global Investment Banking and Corporate Lending      $ 2,157   $ 686   19.1%       37%    $2,007    $627     21.1%        36%
  Global Markets                                         2,574     743   31.3        56      2,071     393     14.6         71
  Chase Capital Partners                                   703     397   35.8        10        503     280     29.5         12
  Global Asset Management & Private Banking                794     158   30.2        65        711     125     28.8         71
  Global Services                                        1,930     255   22.7        79      1,735     220     19.1         80
  Terminal Businesses                                      (36)   (100)    NM        NM         91      47       NM         NM
-------------------------------------------------------------------------------------------------------------------------------

Global Investment Banking and Corporate Lending: Global Investment Banking and Corporate Lending finances and advises corporations, financial sponsors, governments and projects by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. The product offerings encompass syndicated finance, high-yield securities, merger and acquisitions, project finance, restructuring, private placements, lease financings and lending. The Corporation is the global leader in syndicated finance, raising over $434 billion for clients in 1996 as agent. Also, the Corporation is the market leader in

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


leveraged finance, raising over $55 billion in 1996 for the Corporation's clients, including loans and high-yield securities. Net income in 1996 was $686 million, an increase of $59 million, or 9%, from 1995. These favorable results were driven by 20% growth in corporate finance and syndication fees due to increased market activity and broadened product offerings and client reach.

Global Markets: Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities, including related origination functions. A leader in capital markets, the Corporation operates 24 hours a day covering the major international cross-border markets as well as many local markets in both developed and developing countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. Also included within Global Markets are the domestic and international treasury units which have the primary responsibility of managing the Corporation's asset/liability and investment securities activities. The strong growth in trading-related revenue contributed to a net income for 1996 of $743 million and a return on common equity of 31%, a significant improvement from 1995's result of $393 million and 15%, respectively. Trading-related revenue for 1996 was $1,951 million, an increase of 27% from last year's results, driven by a strong performance in emerging markets which recovered from the 1995 decline in the prices of emerging market debt instruments. ALM activities in the treasury units are managed on a total return basis, with one of the major objectives being the creation of economic value over time. In 1996, the gross total return from asset/liability management activities amounted to $475 million.

Chase Capital Partners: Chase Capital Partners ("CCP") is a global private equity organization with approximately $4.0 billion under management, including $2.8 billion in equity-related investments. Through professionals focused on investing in the United States, Europe, Asia and Latin America, CCP provides equity and mezzanine financing for a wide variety of investment opportunities. During 1996, CCP's direct investments totaled a record $725 million in over 60 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions. CCP's net income for 1996 was $397 million, a 42% increase from the prior year's results of $280 million. Return on common equity rose to 36% from 30% in 1995. These improved results were attributable to higher revenue derived from realizing gains on a broad-based portfolio of approximately 300 investments, during an active and favorable market.

Global Asset Management and Private Banking: The Global Asset Management and Private Banking group serves a global client base of wealthy individuals, institutional investors, mutual fund investors and self-directed investors. Services include a full range of private banking capabilities, including trust and estates, custody, corporate finance, capital markets, and other global banking services; investment management for individuals and institutional investors globally; Vista Family of Mutual Funds (at December 31, 1996, the fourth largest bank-managed mutual fund family in the U.S.) and discount brokerage. Total assets under management amounted to $126 billion at December 31, 1996. Net income grew 26% to $158 million in 1996, with a return on common equity of 30%. A 12% growth in revenue was driven by higher revenues in trust and investment management fees, Vista mutual fund fees and the discount brokerage operations as well as by an 11% increase in loan volume.

Global Services: Global Services is a leading provider of information and transaction services globally. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $3.6 trillion in assets at year-end and serviced over $1.4 trillion in outstanding debt. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Net income in 1996 was $255 million, an increase of $35 million, or 16%, from 1995. Return on common equity for 1996 was 23%; excluding the impact of goodwill, the return on tangible common equity was 31%. The 1996 results were favorably affected by an 11% revenue increase reflecting the U.S. Trust portfolio acquisition ($79 million); mutual fund and equity markets growth; and the impact of industry consolidation in the securities processing business. New business development in the cash management and trust businesses and higher deposit balances across all businesses contributed to the current-year's growth in revenue.

                          [GRAPH 6 - SEE APPENDIX I]

MANAGEMENT'S DISCUSSION AND ANALYSIS

                          [GRAPH 7 - SEE APPENDIX I]




REGIONAL AND NATIONWIDE CONSUMER BANKING

The Regional and Nationwide Consumer Banking franchise includes the third largest bank credit card issuer in the U.S., the third largest originator and servicer of residential mortgages and a leading provider of auto financing and other consumer lending products. The Corporation maintains a leading market share position in the New York metropolitan tri-state area in serving the financial needs of consumers, middle market commercial enterprises and small businesses. It offers customers convenient access to financial services by telephone, PC, and the Internet, and has the most branches and ATMs in the New York metropolitan tri-state area. Additionally, included in RNCB is Texas Commerce Bank, which is the second-largest bank in Texas and a leader in providing financial products and services to businesses and individuals throughout Texas. RNCB also includes a small international consumer presence which is highly profitable.

   For 1996, RNCB's operating net income was $1,343 million, an increase of $179 million over 1995. Operating return on common equity for 1996 was 20%, compared with 16% in 1995. These favorable results were driven mainly by strong growth in loan volume related to credit card and mortgage banking products, combined with lower FDIC costs on customer deposits and the benefit of merger-related savings.

   The following table sets forth certain key financial performance measures of the businesses within RNCB for the periods indicated.

                                                                      1996                                 1995
                                                       -------------------------------------  --------------------------------------
                                                                       Net         Efficiency                  Net        Efficiency
Year Ended December 31, (in millions, except ratios)   Revenues(a)  Income  ROCE        Ratio  Revenues(b)  Income  ROCE      Ratio
------------------------------------------------------------------------------------------------------------------------------------
Regional and Nationwide Consumer Banking:
  Credit Cards                                           $2,663      $311   20.7%      38%        $2,351     $337   26.8%     43%
  Deposits and Investments                                1,915       267   25.5       75          1,888      238   25.2      78
  Middle Market                                             910       223   20.9       50            916      228   21.4      50
  Mortgage Banking                                          652       110    8.3(b)    66            636       56    2.7      80
  National Consumer Finance                                 600       147   32.2       39            531      117   25.2      38
  International Consumer                                    254        64   82.0       57            210       43   78.9      65
  Texas Commerce                                          1,233       272   19.2       63          1,125      208   15.0      70
------------------------------------------------------------------------------------------------------------------------------------

----------
(a) Insurance products managed within Deposits and Investments, but included for reporting purposes in Credit Cards, Mortgage Banking, and National Consumer Finance, generated revenues of $81 million and $70 million in 1996 and 1995, respectively.

(b) Excluding the impact of goodwill, the return on tangible common equity was 13% for 1996.

Credit Cards: For 1996, Chase Cardmember Services ranked as the third largest bank card issuer in the U.S., with a $25 billion managed portfolio, inclusive of the Shell MasterCard, which now totals $4.5 billion in outstandings. During 1996, the Corporation introduced a co-branded MasterCard with Wal-Mart, a premier retailer of consumer-based products in the U.S., and announced a partnership with First Data Corporation to establish a joint venture in the merchant credit card processing business. For 1996, net income (reflected on a managed basis) was $311 million, a $26 million decrease from 1995's results of $337 million. Earnings were driven by the revenue generated from growth in the loan portfolio offset by the start-up costs for the Wal-Mart MasterCard ($27 million after-tax) and a higher credit provision.

Deposits and Investments: At December 31, 1996, Deposits and Investments has the leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. In addition to its tri-state businesses, the Corporation makes available insurance and investment products nationwide. Deposits and Investments allows customers to choose the way they handle their financial relationships, offering telephone, PC and Internet banking, in addition to branches

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


and ATMs. It is also developing a major business in electronic payments, including its MasterDebit product and its 1997 electronic cash "Smart Card" pilot (through its investment in Mondex U.S.). Net income in 1996 was $267 million, an increase of $29 million from $238 million in 1995. Return on common equity for 1996 was 26%, compared with 25% in 1995. The improvement in net income was due to an increase in deposit and managed asset volume and lower operating and FDIC expenses.

Middle Market: At December 31, 1996, the Corporation was the number one middle market bank in the New York tri-state area where it has relationships with 52% of regional companies with sales ranging from $10 million to $500 million. Credit reengineering initiatives, greater use of technology in service delivery and focus on customer profitability and corporate finance products have resulted in a strong efficiency ratio of 50%. Net income was $223 million for 1996 compared with 1995 results of $228 million. The results reflected lower spreads on deposits and an increase in the credit provision resulting from lower recoveries.

Mortgage Banking: At December 31, 1996, Mortgage Banking was the third-largest originator and servicer of residential mortgage loans in the U.S., serving more than 1.6 million customers nationwide. In 1996, $33 billion in loans were originated and the Corporation's servicing portfolio totaled $141 billion at December 31, 1996. Typically, the mortgages originated by the Corporation are sold in the secondary market, while the Corporation retains the related servicing rights. In addition, the Mortgage Bank also purchases and sells mortgage servicing rights from and to other mortgage-related companies. Net income improved in 1996 to $110 million, a $54 million increase from 1995. Return on common equity rose to 8%; excluding the impact of goodwill, the return on tangible common equity was 13%. The 1996 results were favorably affected by a 15% increase in average loan outstandings, improved loan spreads and lower staff expense as the mortgage unit has begun to significantly restructure its origination operations to lower its fixed-cost base as part of a restructuring program to improve its overall returns.

National Consumer Finance: National Consumer Finance is a leading provider of auto financing, home equity secured lending, student lending, unsecured consumer lending (Chase Advantage Credit) and manufactured housing financing. At December 31, 1996, Chase Auto Finance ($11 billion in outstandings at year-end) was ranked number one among noncaptive finance companies in new originations ($11 billion in 1996 originations). In 1996, the Corporation and the Student Loan Marketing Association ("Sallie Mae") formed a joint venture (Educational First Finance) creating the largest student loan origination business in the U.S. Net income in 1996 was $147 million, an increase of $30 million from $117 million in 1995. Return on common equity for 1996 was 32%, compared with 25% in 1995. These improved results were due to a 17% growth in loan volume and higher servicing fees.

International Consumer: International Consumer provides deposit, investment and insurance products for individuals in Hong Kong. Also included is The Manhattan Card Company Limited (the Corporation's 54% owned subsidiary), which is the third largest credit card issuer in Hong Kong. Additionally, the Corporation has a leading full-service banking presence in Panama and the Eastern Caribbean, providing deposit, investment and asset products for individuals, small businesses, large corporations and government entities. Net income for 1996 was $64 million, a $21 million increase over the prior year's results of $43 million. The increase in earnings was driven by increased loan and deposit volumes.

Texas Commerce: Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. Texas Commerce also maintains a strong consumer banking presence in Texas through its 124 locations statewide. Corporate/middle market revenues and consumer revenues contributed 48% and 36%, respectively, of Texas Commerce's 1996 revenue. Additionally, Texas Commerce is the largest bank for personal and corporate trust services in the Southwest. As of December 31, 1996, Texas Commerce had $23 billion in total assets. Net income for 1996 was $272 million, a $64 million increase from the prior year's results of $208 million. Return on common equity rose to 19%; excluding the impact of goodwill, the return on tangible common equity was 25%. The improved results were due to 12% growth in loan volume, higher corporate finance fees, lower FDIC costs and the benefits of an aggressive expense management program.


CORPORATE

Corporate includes the management results attributed to the Corporation's investment in CIT and some effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. The securitized portion of the credit card portfolio is included in Corporate. Corporate also includes one-time unallocated special items such as merger-related restructuring charge and income tax refunds. For 1996, Corporate had operating net income of $24 million, compared with $96 million in 1995. Due to the economic risk-based methodology for capital applied on a business unit level basis for credit, market and operating risk, Corporate housed unallocated equity of $1,887 million in 1996 and $950 million in 1995. This reflects the significantly improved overall risk profile of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS


  CREDIT RISK MANAGEMENT


Credit risk, the risk of loss from the default by an obligor or counterparty, is inherent in many of the Corporation's businesses. Under the direction of the Chief Credit Officer, policies and procedures for measuring and managing such risks are formulated, approved and communicated throughout the Corporation. Senior credit executives representing the major lines of business are responsible for maintaining sound credit processes, addressing transaction and product risk issues, providing an independent review function and monitoring the aggregate portfolio.

   Credit risk management is an integrated and continuous process operating concurrently and interactively at both the transaction and portfolio levels. At the transaction level, credits are originated by line business units in the context of business strategies that address potential risks and rewards of specific market segments. Credit executives are involved early in the origination and underwriting process to ensure adherence to risk policies and underwriting standards. Transactions or product offerings require approval by an officer with the requisite credit authority. Such authorities are differentiated by dollar amount, risk rating and industry expertise. Only a limited number of highly experienced credit executives have sufficient authority to approve major exposures.

   Portfolio diversification lowers the Corporation's risk profile. Within the loan, derivatives and foreign exchange instruments portfolios, diversification is achieved by minimizing excessive concentrations to any one obligor, industry, risk grade, product or geographic location. For a further discussion of these portfolios, see the sections which follow.

LOAN PORTFOLIO

The following table presents loan-related information for the dates indicated.

                                                                                                                       Past Due
                                                                                                                   90 Days and Over
                                                              Loans        Nonperforming Assets  Net Charge-offs     and Accruing
                                                         ---------------   --------------------  ---------------   ----------------
As of or for the year ended December 31, (in millions)    1996     1995     1996          1995    1996     1995     1996      1995
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Consumer:
  1-4 Family Residential Mortgages                     $ 36,621  $ 34,060   $  249    $  238      $ 30     $ 62      $  7     $  12
  Credit Card                                            12,157    17,078       --        --       618      675       267       352
  Auto Financings                                        11,121     8,327       28        20        38       18         6        15
  Other Consumer (a)                                      9,185     9,966        7        19       138      104       115       149
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                                  69,084    69,431      284       277       824      859       395       528
-----------------------------------------------------------------------------------------------------------------------------------
Domestic Commercial:
  Commercial and Industrial                              34,742    32,276      444       496        86       (4)       19        38
  Commercial Real Estate                                  5,934     6,660      156       375        14       31         8        54
  Financial Institutions                                  5,540     5,714        2         2        --      (12)       --        --
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial                                46,216    44,650      602       873       100       15        27        92
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic                                          115,300   114,081      886     1,150       924      874       422       620
-----------------------------------------------------------------------------------------------------------------------------------
Foreign:
  Consumer                                                3,286     3,035       17        31         9        6         6        16
  Commercial                                             36,506    33,091      118       312       (36)     (40)        6        28
-----------------------------------------------------------------------------------------------------------------------------------
Total Foreign                                            39,792    36,126      135       343       (27)     (34)       12        44
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                            $155,092  $150,207   $1,021    $1,493      $897     $840      $434     $ 664
-----------------------------------------------------------------------------------------------------------------------------------
Charge Related to Conforming Credit Card
  Charge-off Policies                                                           --        --       102       --
Assets Acquired as Loan Satisfactions                                          130       171        --       --
-----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets & Net Charge-offs                                $1,151    $1,664      $999     $840
-----------------------------------------------------------------------------------------------------------------------------------

----------
(a) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. At December 31, 1996 and 1995, student loans that were past due 90 days and over and still accruing were approximately $54 million and $107 million, respectively.

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

   Within the commercial sector, all credit facilities are risk-rated based on an assessment of the business and financial risks of the borrower. Risk ratings are periodically checked against external benchmarks, such as bond ratings, when available.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

                          [GRAPH 8 - SEE APPENDIX I]

Facilities are also subject to hold targets based on their risk rating and other factors and are often syndicated to lower potential concentration risks. Aggregate exposure to a single obligor and affiliated parties is monitored against target thresholds that vary by risk rating and other factors. The risk characteristics of industries and countries are also evaluated and incorporated into the credit risk management process at both the transaction and portfolio levels. Finally, the aggregate portfolio is regularly monitored to detect changes in its overall risk profile or potential concentration risks.

   The commercial loan review process includes industry specialists and country risk managers who provide expert insight into the portfolio. Industries and countries are also evaluated in a process which is incorporated into credit-risk decisions through the facility-risk grading system and by direct consultation with originating officers.

   Nonperforming assets decreased $513 million from the 1995 year-end level. The reduction in nonperforming assets reflects the improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs and the Corporation's continuing loan workout and collection activities. Also contributing to the reduction was the transfer of $161 million of domestic commercial real estate nonperforming assets to the Assets Held for Accelerated Disposition portfolio.

   Net charge-offs increased $57 million in 1996 when compared with 1995, excluding a charge of $102 million recorded in the 1996 first quarter related to conforming the credit card charge-off policies of old Chase and Chemical. Total net charge-offs (on a managed basis) were $1,441 million in 1996, compared with $1,014 million in 1995, primarily reflecting higher delinquencies in managed credit card receivables as well as lower recoveries in commercial loans.

   Management expects the Corporation's total net charge-offs in 1997 to be modestly higher than in 1996, primarily as a result of growth in retained consumer loans, higher losses in credit card loans, and lower recoveries in commercial loans.

DOMESTIC CONSUMER PORTFOLIO

The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, auto financings and other consumer loans. The domestic consumer loan portfolio totaled $69.1 billion at December 31, 1996, a decrease of $347 million from the 1995 year-end, reflecting strong loan growth offset by the impact of credit card, auto loan and residential mortgage securitizations during 1996.

Residential Mortgage Loans: Residential mortgage loans at December 31, 1996 were $36.6 billion, an increase of $2.6 billion from the 1995 year-end, primarily reflecting a higher level of adjustable-rate loan outstandings. Nonperforming loans related to residential mortgage loans were $249 million at December 31, 1996, compared with $238 million for the 1995 year-end. Net charge-offs for 1996 were $30 million, a decline from $62 million in 1995.


                          [GRAPH 9 - SEE APPENDIX I]


                         [GRAPH 10 - SEE APPENDIX I]

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESIDENTIAL MORTGAGE LOANS BY GEOGRAPHIC REGION

December 31, (in millions)                1996        1995
------------------------------------------------------------
New York City                            $3,722      $3,399
New York (Excluding New York City)        4,892       4,467
Remaining Northeast                       6,231       6,210
------------------------------------------------------------
Total Northeast                          14,845      14,076
Southeast                                 4,364       3,586
Midwest                                   3,222       3,154
Texas                                     2,320       2,179
Southwest (Excluding Texas)                 926         166
California                                7,997       8,030
West (Excluding California)               2,947       2,869
------------------------------------------------------------
Total                                    $36,621     $34,060
------------------------------------------------------------

   The Corporation both originates and services residential mortgage loans as part of its mortgage banking activities. The following table presents the residential mortgage servicing portfolio activity for 1996 and 1995.

Year Ended December 31, (in billions)       1996        1995
--------------------------------------------------------------
Balance at Beginning of Year              $ 132.1     $ 118.3
Originations                                 32.8        27.6
Acquisitions                                  1.1        11.0
Repayments and Sales                        (25.4)      (24.8)
--------------------------------------------------------------
Balance at End of Year                    $ 140.6     $ 132.1
--------------------------------------------------------------

   Mortgage servicing rights (included in other assets) amounted to $1,404 million at December 31, 1996, compared with $1,242 million at December 31, 1995. The increase reflects the corresponding increase in the Corporation's residential mortgage servicing portfolio. The Corporation continually evaluates prepayment exposure of the servicing portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments, and utilizes derivative contracts (interest rate swaps and purchased option contracts) to reduce its exposure to such prepayment risks.

Credit Card Loans: The Corporation analyzes its credit card portfolio on a "managed basis", which includes credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During 1996, the Corporation securitized $7.5 billion of credit card receivables compared with $4.8 billion of receivables during 1995. At December 31, 1996, the Corporation had $25.2 billion of managed receivables ($12.2 billion of receivables on the balance sheet), compared with $23.7 billion ($17.1 billion on the balance sheet) at year-end 1995, reflecting the continued strong growth in credit card outstandings due in large part to active account and balance solicitations.

DOMESTIC CREDIT CARD RECEIVABLES BY GEOGRAPHIC REGION

December 31, (in millions)                 1996        1995
------------------------------------------------------------
New York City                           $   917     $ 1,412
New York (Excluding New York City)          894       1,377
Remaining Northeast                       2,280       3,448
------------------------------------------------------------
Total Northeast                           4,091       6,237
Southeast                                 1,989       2,446
Midwest                                   2,309       3,275
Texas                                       816       1,196
Southwest (Excluding Texas)                 518         477
California                                1,746       2,383
West (Excluding California)                 688       1,064
------------------------------------------------------------
Total                                   $12,157     $17,078
------------------------------------------------------------

   The following table presents the Corporation's managed credit card-related data for the periods presented.

As of or for the year ended December 31, (in millions)     1996       1995
--------------------------------------------------------------------------------
Average Managed Credit Card Receivables                  $23,709    $20,980
Past Due 90 Days and Over and Accruing                       564        498
  As a Percentage of Average Credit Card Receivables        2.38%      2.37%
Net Charge-offs                                            1,156(a)     849
  As a Percentage of Average Credit Card Receivables        4.87%      4.05%
--------------------------------------------------------------------------------

----------
(a) Excludes a charge related to conforming credit card charge-off policies.

   The increase in net charge-offs of managed credit card receivables for 1996, when compared with 1995, reflects growth in average managed credit card outstandings and higher levels of personal bankruptcies. Management currently expects the Corporation's credit card net charge-offs, as a percentage of average managed credit card receivables, to increase modestly in 1997 when compared with 1996, primarily as a result of higher personal bankruptcies and delinquencies in credit card loans.


                          [GRAPH 11 - SEE APPENDIX I]


                          [GRAPH 12 - SEE APPENDIX I]

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


Credit Card Securitizations: In a credit card securitization, the Corporation takes a portion of its credit card receivables and packages them into securities. Securitizations change the Corporation's status from that of a lender to that of a loan servicer. The securitization of credit card receivables does not significantly affect the Corporation's reported net income; due to the revolving nature of the credit card receivables sold, the recognition of servicing fees results in a pattern of income recognition that is substantially similar to the pattern that would be experienced if the receivables had not been sold. The initial gain on the sale of the securitized receivables is recorded at the time of the securitization. Thereafter, for securitized receivables, amounts that would previously have been reported as net interest income and as provision for credit losses are instead reported as components of noninterest revenue in the income statement, as shown in the following table.

                                        Favorable (Unfavorable)
                                                Impact
                                        -----------------------
Year Ended December 31, (in millions)      1996        1995
---------------------------------------------------------------
Net Interest Income                        $(914)      $(360)
Provision for Credit Losses                  570         170
Credit Card Revenue                          318         173
Other Revenue                                 23          24
---------------------------------------------------------------
Pre-tax Income Impact of Securitizations   $  (3)      $   7
---------------------------------------------------------------

Auto Financings: This portfolio consists of auto loans and leases. Auto financings were $11.1 billion at December 31, 1996, an increase of $2.8 billion from the prior year-end level. The increase in auto financings reflect stronger consumer demand during the first half of 1996 due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $11.6 billion in 1996, compared with $7.2 billion in 1995. The Corporation securitized approximately $4.0 billion of auto loans during 1996, compared with approximately $3.0 billion during 1995.

   Net charge-offs related to auto financings were $38 million in 1996, an increase of $20 million from 1995, primarily reflecting growth in the portfolio and the performance of a discontinued product line. The largest concentrations of auto financings are in the Texas, New York and California markets, representing 18%, 17% and 13%, respectively, of the portfolio. No other state represents more than 10% of the auto financings portfolio.

Other Consumer Loans: These consumer loans consist of secured installment loans (primarily loans related to recreational vehicles and manufactured housing financing), student loans and unsecured revolving lines of credit.

   Other consumer loans were $9.2 billion at December 31, 1996, a decrease of $.8 billion from the prior year-end level. The decrease primarily reflected the sale of approximately $1.5 billion of student loans during the fourth quarter of 1996 in conjunction with the formation of the Corporation's joint venture with Sallie Mae (which is accounted for on the equity basis), partly offset by increased demand for installment loans. Net charge-offs related to the other consumer loans were $138 million in 1996, versus $104 million in 1995, primarily relating to higher bankruptcies on unsecured revolving lines of credit.

DOMESTIC COMMERCIAL PORTFOLIO

Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $34.7 billion at December 31, 1996, compared with $32.3 billion at December 31, 1995. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry.

   Net charge-offs of domestic commercial and industrial loans were $86 million in 1996, compared with net recoveries of $4 million in 1995, reflecting lower recoveries during 1996. Management believes that the credit quality of the Corporation's commercial and industrial loan portfolio will remain relatively stable in 1997, although it expects net charge-offs in 1997 to be modestly higher than in 1996, as a result of an anticipated reduction in recoveries from the high levels achieved during 1996 and 1995.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by mortgages on one-to-four family residential properties (which are included in the consumer loan portfolio).

   Domestic commercial real estate loans were $5.9 billion at December 31, 1996, a decrease of $.7 billion from 1995, principally as a result of securitizations, repayments from borrowers, transfers, collections and sales primarily from the terminal commercial real estate portfolio. The Corporation initiated the securitization of commercial real estate loans in 1996.

   Nonperforming domestic commercial real estate loans were $156 million at December 31, 1996, a 58% decrease from the 1995 year-end level, reflecting the transfer of $145 million of nonperforming loans to the Assets Held for Accelerated Disposition portfolio in the fourth quarter of 1996. This transfer had no impact on the Corporation's allowance for loan losses or its 1996 results. Net charge-offs of domestic commercial real estate loans were $14 million in 1996, compared with $31 million in 1995. As a percentage of average domestic commercial real estate loans, net charge-offs represented .22% in 1996, compared with .43% in 1995.

   The largest concentration of domestic commercial real estate loans is in the New York/New Jersey and Texas markets, representing 52% and 24%, respectively, of the portfolio. No other state represents more than 6% of the domestic commercial real estate loan portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to domestic financial institutions were $5.5 billion at December 31, 1996, or 3% of total loans outstanding at December 31, 1996, compared with $5.7 billion at December 31, 1995. Loans to domestic financial institutions are loans to broker-dealers, which are predominately secured, and to domestic commercial banks and domestic branches of foreign banks. The portfolio maintained its strong credit quality throughout 1996, with no net charge-offs in 1996 and net recoveries of $12 million in 1995.

FOREIGN PORTFOLIO

The foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate loans, loans to foreign governments and official institutions, and consumer loans. Included in foreign loans were commercial and industrial loans of $23.1 billion at year-end 1996, an increase of $2.3 billion from the 1995 year-end. Total foreign commercial real estate loans at December 31, 1996 were $.8 billion, unchanged from the 1995 year-end. Net recoveries of foreign loans were $27 million in 1996 and $34 million in 1995.

   For year-end balances by type of loan included in the foreign portfolio, see Note Four of the Notes to Consolidated Financial Statements.

INDUSTRY DIVERSIFICATION

As of December 31, 1996, only two industry sectors exceeded 5% of total Commercial and Industrial loans outstanding: food, beverage and tobacco (approximately $3.1 billion) and oil and gas exploration (approximately $3.0 billion). These sectors represented 5.4% and 5.2%, respectively, of the Commercial and Industrial loan portfolio and 2.0% and 1.9%, respectively, of the total loan portfolio.

CROSS-BORDER EXPOSURE

At December 31, 1996, the Corporation held cross-border outstandings exceeding 1% of its total assets, as follows: $6.0 billion to United Kingdom, $5.3 billion to Japan, $5.2 billion to Germany and $3.6 billion to Italy. The Corporation does not have significant local currency outstandings in these individual countries that are not hedged or funded by local currency borrowings. The majority of outstandings to the above countries are primarily short-term in nature, which mitigates the credit risk as transactions settle quickly. These outstandings generally represent interbank placements and trading assets.

The Corporation's total outstandings to countries which it considers to be emerging markets countries were $18.6 billion at December 31, 1996, compared with $17.2 billion at December 31, 1995. Outstandings (loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments) represent both the public and private sectors and are net of written guarantees and tangible liquid collateral held outside the foreign country. Exposure to emerging markets is largely concentrated in Latin America, principally Brazil ($3.1 billion) and Mexico ($1.8 billion). These amounts exclude bonds issued by foreign governments, known as Brady Bonds, because the principal is collateralized by U.S. Treasury obligations. For a further discussion of the Corporation's Brady Bonds and its trading assets-debt and equity instruments with emerging market countries, see Notes Four and Two, respectively, of the Notes to Consolidated Financial Statements.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

   Derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. The effective management of credit and market risk is vital to the success of the Corporation's trading and ALM activities. Because of changing market environments, the monitoring and managing of these risks is a continual process. For a further discussion of market risk, see the Market Risk Management section on page 54.

   The Corporation seeks to control the credit risk arising from derivative and foreign exchange transactions through its credit approval process and the use of risk control limits and monitoring procedures. The Corporation uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products. The credit approval process involves evaluating each counterparty's creditworthiness, and then assessing the appropriateness of derivative, foreign exchange and structured transactions to the risks the counterparty is attempting to manage, and determining if there are specific transaction characteristics that alter the risk profile. Credit limits are calculated and monitored on the basis of potential exposures which takes into consideration current market values and estimates of potential future movements in market values. If collateral is deemed necessary to reduce credit risk, then the amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, investment securities, accounts receivable, inventory, property, plant and equipment, and real estate.

   The Corporation believes the true measure of credit risk exposure is the replacement cost of the derivative or foreign exchange product. This is also referred to as repayment risk or the mark-to-market exposure amount. While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional principal amounts of the Corporation's derivative and foreign exchange products greatly exceed the possible credit and market loss that could arise from such transactions.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


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

   When the Corporation has more than one transaction outstanding with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. If there is a net negative number, then the Corporation's exposure to the counterparty is considered to be zero. Net mark-to-market is, in the Corporation's view, the best measure of credit risk when there is a legally enforceable master netting agreement between the Corporation and the counterparty. For the notional amounts and related credit risk exposure amounts by product, see Note Seventeen of the Notes to Consolidated Financial Statements.

   Many of the Corporation's contracts are short-term, which also mitigates the credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1996 and 1995. Percentages are based upon remaining contract life of mark-to-market exposure amounts.

                                  1996                        1995
                    ---------------------------  -------------------------------
                     Interest    Foreign          Interest    Foreign
                         Rate   Exchange              Rate   Exchange
At December 31,     Contracts  Contracts  Total  Contracts  Contracts  Total
--------------------------------------------------------------------------------
Less than 3 months     15%        59%       31%      11%       55%       29%
3 to 6 months           5         21        11        8        27        15
6 to 12 months          8         15        10        8        13        10
1 to 5 years           52          5        35       45         5        29
Over 5 years           20         --        13       28        --        17
--------------------------------------------------------------------------------
Total                 100%       100%      100%     100%      100%      100%
--------------------------------------------------------------------------------

   The Corporation routinely enters into derivative and foreign exchange transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At December 31, 1996, approximately 86% of the Corporation's mark-to-market exposure in derivative and foreign exchange transactions was with commercial bank and financial institution counterparties, most of whom are dealers in these products. Nonfinancial institutions accounted for only approximately 14% of the Corporation's derivative and foreign exchange mark-to-market exposure.

   The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be leveraged. As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at December 31, 1996.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange contracts, letters of credit and guarantees. As of December 31, 1996, the allowance for credit losses has been allocated into three components: a $3,549 million allowance for loan losses, which is reported net in Loans; a $75 million allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets-Risk Management Instruments; and a $70 million allowance for credit losses on letters of credit and guarantees, which is reported in Other Liabilities. Prior period amounts have not been reclassified due to immateriality.

   The Corporation deems its allowance for credit losses at December 31, 1996 to be adequate (i.e., sufficient to absorb losses that may currently exist in the portfolio, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. The Corporation periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

   The Corporation's actual credit losses arising from derivative and foreign exchange transactions were immaterial from 1994


                         [GRAPH 13 - SEE APPENDIX I]

MANAGEMENT'S DISCUSSION AND ANALYSIS


through 1996. Additionally, for both December 31, 1996 and 1995, nonperforming derivatives contracts were immaterial.

ALLOWANCE COVERAGE RATIOS

December 31,                               1996       1995
--------------------------------------------------------------
Allowance for Loan Losses to:
  Loans at Period-End                      2.29%      2.52%
  Average Loans                            2.37       2.58
  Nonperforming Loans                    347.60     253.45
--------------------------------------------------------------


   MARKET RISK MANAGEMENT


The market risk management function is responsible for the measurement, monitoring and control of market risk, and the communication of risk limits throughout the Corporation in connection with its trading and ALM activities.

TRADING ACTIVITIES

Trading assets and liabilities are used by the Corporation to meet the financial needs of customers as well as to generate revenues through its trading activities. An integral strategy of the Corporation's risk management governance structure is to manage the market risks associated with trading activities through geographic and product diversification. Trading activities are conducted in more than 20 countries throughout the world, with an emphasis placed on the major trading centers in North America, Europe and Asia. The Corporation trades a wide range of products, including derivative and foreign exchange instruments, corporate securities, government securities, and emerging markets instruments. A more complete description of the classes of debt, equity and risk management instruments used in the Corporation's trading activities, as well as the credit risk and market risk factors involved in such activities, are disclosed in Notes Two and Seventeen of the Notes to Consolidated Financial Statements.

   The Corporation generates revenue through four fundamental trading activities: market-making, sales, arbitrage, and positioning. The Corporation places more emphasis on the first three trading activities since they are considered to be more stable businesses than positioning.

Market-making: The Corporation trades with the intention of profiting from the spread between bid and ask prices. Market-making tends to be one of the more stable trading businesses since it is related principally to market volumes.

Sales: The Corporation provides products for its clients at competitive prices. Sales, like market-making, is considered to be a relatively stable activity because revenue is related principally to the volume of products sold to the Corporation's worldwide client base.

Arbitrage: The Corporation enters into a risk position and offsets that risk in a different, but closely related, market or instrument. The Corporation believes this strategy can be effectively utilized to generate revenue based on its knowledge of products and participation in markets where there are numerous products that relate to each other.

Positioning: The Corporation takes certain positions in financial instruments in anticipation of changes in the value of such instruments. The Corporation places less emphasis on this trading strategy since it is considered to have the lowest stability of the four fundamental trading activities.

   Management believes a risk management process that allows risk-taking within well defined limits can be used to create and enhance both shareholder value and competitive advantage through effective employment of risk capital. In support of this philosophy, the Corporation has defined several fundamental risk management principles, including:

   - Formal definition of risk management governance;

   - Measurement of risk using "value-at-risk" methodologies and nonstatistical measures; and

   - Continual evaluation of risk appetite, communicated through risk limits.

   The risk management governance structure at the Corporation begins with broad oversight responsibility by the Board of Directors. The market risk management governance structure consists of the Risk Policy Committee, Risk Management Committee, and Market Risk Committee, all of which meet on a monthly basis. The Risk Policy Committee, a committee of the Board of Directors overseeing both market and credit risk, has been delegated the responsibility to review the Corporation's risk management policies and control framework, approve aggregate levels of market risk, and evaluate the risk/return performance of trading and treasury businesses.

   In order to move the focus from oversight responsibility to active day-to-day management of risk, the Corporation's risk management governance structure extends into the business areas. The Office of the Chairman's Risk Management Committee, comprised of senior business-line, credit and finance executives, provides direction for the market risk profile of the Corporation, as well as a forum to discuss market risk issues that may require increased corporate awareness. The Market Risk Committee is made up of both senior business-line managers and managers independent of the line areas that collectively have direct accountability for all corporate-wide market risk activities. Responsibilities of the Market Risk Committee include, among other things, review of market risk measurement methodologies, risk limits, and risk capital assessments.

   Market risk is measured and monitored on a daily basis through a value-at-risk ("VAR") methodology, which captures the potential overnight dollar loss from adverse market movements. The quantification of market risk through a VAR methodology requires a number of key assumptions including confidence level for losses, number of days of price history, hold-

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


ing period, measurement of inter-business correlation, and the treatment of risks outside the VAR methodology, such as event risk and liquidity risk. The Corporation supplements its VAR calculations by performing alternative scenario analyses to estimate the economic impact of sudden market movements on selected portions of the trading portfolio. The Corporation has adopted as a standard for its VAR methodology, the guidelines set forth by the Federal Reserve, effective January 1, 1998, in its implementation of the Basle Capital Accord amendment to incorporate market risks.

   The Corporation utilizes a comprehensive limit structure as part of the market risk management process. In addition to establishing VAR limits on market risk activities at the aggregate and business unit levels, the Corporation also maintains nonstatistical risk limits to mitigate risk in those instances where statistical assumptions break down. Nonstatistical measures include net open positions, basis point values, position concentrations and position turnover. Criteria for risk limits include, among other factors, relevant market analysis, market liquidity, prior track record, business strategy, and management experience and depth. Risk limits are reviewed regularly to ensure consistency with trading strategies and material developments in market conditions. The Corporation also uses stop-loss advisories to inform senior management when losses of a certain threshold are sustained from a trading activity. The Corporation believes the use of nonstatistical measures and stop-loss advisories in tandem with VAR limits reduces the likelihood that potential trading losses will reach the daily VAR limit.

   The following chart contains a histogram of the Corporation's daily market risk-related revenue for 1996 and 1995. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded.


                         [GRAPH 14 - SEE APPENDIX I]


   For 1996, the Corporation posted positive daily market risk-related revenue for 243 out of 260 days. For 225 of the 260 days, the Corporation's daily market risk-related revenue or losses occurred within a range of negative $5 million to positive $15 million which is representative of the Corporation's emphasis on market-making, sales and arbitrage activities. For 1995, the Corporation posted positive daily market risk-related revenue for 232 out of 260 days. For 234 of the 260 days in 1995, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million to positive $15 million range.

   For the 1996 year, the Corporation did not have any daily losses over $15 million and only one occurrence of a trading loss in excess of $10 million. The three losses over $30 million shown for the 1995 year were all sustained in the first quarter of 1995, primarily due to unusual volatility experienced in emerging markets countries at the time.

   Based on actual 1996 trading results, which captures the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $24 million band centered on the daily average amount of $8 million for the year. This compares with a $31 million band centered on the daily average amount of $6 million for 1995.

ASSET/LIABILITY MANAGEMENT

Key elements of the Corporation's ALM process include oversight by the Board of Directors and senior management as to the level of balance sheet interest rate risk assumed by the Corporation relative to its financial condition, earnings and capital. The Board of Directors reviews and approves risk management policies, risk limits and the control framework and delegates to the Risk Policy Committee of the Board specific oversight functions. The Asset-Liability Committee (the "Committee"), comprised of the Office of the Chairman and senior business and finance executives, establishes the balance sheet interest rate risk appetite for the Corporation. The Committee is supported by a comprehensive risk management process that identifies, measures, manages and monitors interest rate risk.

MANAGEMENT'S DISCUSSION AND ANALYSIS


   A key element of the Corporation's ALM process is that it allows the assumption of risk by a limited number of authorized units with close contacts to the markets. Interest rate risk is generally managed with consideration for both total-return and reported earnings. The interest rate risk profile of the Corporation's assets, liabilities and derivatives exposures is modified based on an ongoing assessment of fundamental trends in interest rates, economic developments and technical analysis.

   Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing (the "repricing") of the Corporation's assets and liabilities and derivative financial instruments. For example, the Corporation's net interest income and financial condition are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. In the case of floating-rate assets and liabilities, the Corporation may also be exposed to basis risk, which is the difference in repricing characteristics of two floating rate indices, such as the Prime rate and the three-month London Interbank Offered Rate ("LIBOR"). In addition, many of the Corporation's products have embedded options which impact pricing and principal balance levels.

   The Corporation, as part of its ALM process, employs a variety of cash (primarily securities) and derivative instruments in managing its exposure to fluctuations in market interest rates. The Corporation uses derivative instruments to adjust the interest rate repricing characteristics of specific on-balance sheet assets and liabilities, or groups of assets and liabilities with similar repricing characteristics. See Note One of the Notes to Consolidated Financial Statements for a discussion of the Corporation's accounting policy relative to derivative instruments used for ALM.

Measuring Interest Rate Sensitivity: In managing exposure, the Corporation uses quantifications of net gap exposure, measurements of earnings at risk based on net interest income simulations, and valuation sensitivity measures. An example of aggregate net gap analysis is presented below. Assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific contractual repricing or maturity dates exist, or whose contractual maturities do not reflect their expected maturities, are placed in gap intervals based on management's judgment and statistical analysis, as applicable, concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

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

INTEREST SENSITIVITY TABLE

                                                                                                              Over
At December 31, 1996 (in millions)              1-3 Months     4-6 Months    7-12 Months     1-5 Years       5 Years      Total
-------------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                   $(13,951)      $ (3,486)      $  3,454       $ 37,501       $(23,518)     $ --
-------------------------------------------------------------------------------------------------------------------------------
Derivative Instruments Affecting
  Interest-Rate Sensitivity(a)                     1,328         (2,183)         6,893         (9,157)         3,119        --
-------------------------------------------------------------------------------------------------------------------------------
Interest-Rate-Sensitivity Gap                    (12,623)        (5,669)        10,347         28,344        (20,399)       --
-------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest-Rate Sensitivity Gap        $(12,623)      $(18,292)      $ (7,945)      $ 20,399       $     --      $ --
-------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                     (4)%           (5)%           (2)%            6%            --        --
-------------------------------------------------------------------------------------------------------------------------------

----------
(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forward rate agreements and options, that are used as part of the Corporation's overall ALM activities.

   At December 31, 1996, the Corporation had $7,945 million more liabilities than assets repricing within one year (including net repricing effects of derivative positions), amounting to 2% of total assets. The consolidated gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which the Corporation does business. Since U.S. interest rates and non-U.S. interest rates may not move in tandem, the overall cumulative gaps may tend to differ from the actual exposures of the Corporation.

   Gap analysis is the simplest representation of the Corporation's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments. Accordingly, the Corporation conducts simulations of net interest income under a variety of market interest rate scenarios. These simulations, which consider forecasted balance sheet changes, such as asset sales and securitizations, and forecasted changes in interest rate spreads, provide an estimate of earnings at risk for given changes in interest rates.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


   At December 31, 1996, based on the Corporation's simulation models, which provide comprehensive simulations of net interest income under a variety of market interest rate scenarios, earnings at risk to an immediate 100 basis point rise in market interest rates over the next twelve months was estimated to be less than 3.5% of projected 1997 after-tax net income. During 1996, the Corporation's earnings exposure to an immediate 100 basis point rise in interest rates averaged less than 3% of projected after-tax net income (excluding the merger-related restructuring charge). An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to calibrate risk, and does not necessarily represent management's current view of future market developments.

   All the measurements of risk described above are made based upon the Corporation's business mix and interest rate exposures at a particular point in time. The exposures change continuously as a result of the Corporation's ongoing businesses and its risk management initiatives. While management believes these measures provide a meaningful representation of the Corporation's interest rate sensitivity, they do not take into account all business developments that have an effect on net income, such as changes in credit quality or the size and composition of the balance sheet.

Interest rate swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's ALM activities.

   The following table summarizes the outstanding ALM interest rate swap notional amounts at December 31, 1996, by yearly intervals. The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received or paid on such swaps are presented for each yearly interval.

   Three-month LIBOR is provided for reference in the following table and reflects the average implied forward yield curve for that index as of December 31, 1996. However, actual repricings of the Corporation's interest rate swaps will be based on the applicable rates that are in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. The Corporation expects the impact of any interest rate changes to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.

OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY INTERVALS

For the Year Beginning January 1, (in millions)      1997        1998        1999        2000       2001       Thereafter
-------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED SWAPS:
Notional amount                                    $32,652     $21,021     $18,410     $15,145     $13,016     $ 9,414
Weighted-average fixed rate                           6.57%       6.32%       6.68%       6.69%       6.59%       6.63%

PAY FIXED SWAPS:
Notional amount                                    $37,741     $26,218     $17,303     $10,693     $ 8,376     $ 4,431
Weighted-average fixed rate                           6.55%       6.48%       7.08%       7.47%       7.47%       7.65%

BASIS SWAPS:
Notional amount                                    $25,981     $21,825     $16,351     $ 3,975     $ 2,182     $ 1,332
-------------------------------------------------------------------------------------------------------------------------
Average three-month implied forward LIBOR rates       5.75%       6.20%       6.57%       6.62%       6.84%       7.11%
-------------------------------------------------------------------------------------------------------------------------
Total Notional Amounts                             $96,374     $69,064     $52,064     $29,813     $23,574     $15,177
-------------------------------------------------------------------------------------------------------------------------

   The following table summarizes the Corporation's assets and liabilities at December 31, 1996, along with the notional amounts of derivative contracts used for ALM activities related to such assets and liabilities.

DERIVATIVE CONTRACTS AND RELATED BALANCE SHEET POSITIONS

                                                    Notional Amount(a)
                                               ---------------------------------
                                     Balance     Interest      Other ALM
December 31, (in millions)       Sheet Amount  Rate Swaps    Contracts(b)
--------------------------------------------------------------------------------
Deposits with Banks                  $  8,344     $ 1,899        $ 3,321
Securities - Available-for-Sale        44,691       4,728          5,967
Loans                                 151,543      47,405         25,766
Other Assets                           15,201       3,100          4,464
Deposits                              180,921      25,100          5,691
Other Borrowed Funds                    9,231         646             --
Long-Term Debt                         12,714       5,376          1,742
--------------------------------------------------------------------------------

----------
(a) At December 31, 1996, notional amounts of approximately $8 billion of interest rate swaps and $1 billion of other ALM contracts, both of which are used in place of cash instruments (See Note One of the Notes to Consolidated Financial Statements), have been excluded from the above table.

(b) Includes futures, forwards and options.


   Included in the preceding table are notional amounts of approximately $7.6 billion of derivatives related to mortgage servicing assets and approximately $7.6 billion of derivatives related to mortgage and consumer loans held for sale which were outstanding at December 31, 1996. The weighted-average maturity of contracts linked to mortgage servicing assets is approximately four years. Contracts related to loans held for sale generally mature within one year.

   The unfavorable impact on net interest income from the Corporation's ALM derivative activities was $103 million for 1996, compared with a favorable impact of $153 million for 1995. The Corporation also has derivatives that affect noninterest revenue (such as derivatives linked to mortgage servicing rights).

MANAGEMENT'S DISCUSSION AND ANALYSIS


   The following table reflects the deferred gains and losses on closed derivative contracts and unrecognized gains and losses on open derivative contracts utilized in the Corporation's ALM activities.

December 31, (in millions)            1996    1995    Change
------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)        $ (42)   $ (98)  $  56
  Net Unrecognized Gains (Losses)     (243)     184    (427)
------------------------------------------------------------
Net ALM Derivative Gains (Losses)    $(285)   $  86   $(371)
------------------------------------------------------------

   Net deferred gains and losses on closed contracts relate to futures, forwards and swaps used in connection with available-for-sale securities, loans, deposits and debt. The net unrecognized gains and losses relating to ALM activities are largely the result of interest rate swaps, options, forward and futures contracts primarily used in connection with loans, deposits and debt. These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts. For a further discussion of unrecognized gains/losses on open derivative contracts, see Note Twenty of the Notes to Consolidated Financial Statements.

   The net deferred losses at December 31, 1996 are expected to be amortized as yield adjustments in interest income, interest expense or noninterest revenue over the periods reflected in the following table. The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts that will be amortized as a reduction to net interest income or noninterest revenue over the following periods.

AMORTIZATION OF NET DEFERRED GAINS (LOSSES) ON CLOSED ALM CONTRACTS AND OF PREMIUMS ON OPEN ALM OPTIONS CONTRACTS

                                         Deferred
Year Ended December 31, (in millions)  Gains/(Losses)  Premiums
---------------------------------------------------------------
1997                                      $ 29          $ 16
1998                                       (14)           15
1999                                       (30)           33
2000                                       (12)           26
2001 and After                             (15)           37
---------------------------------------------------------------
Total                                     $(42)         $127
---------------------------------------------------------------

   Foreign currency exposures (arising from activities conducted in the Corporation's overseas units) and net investments in overseas entities, are managed through the use of foreign exchange forward contracts. Entities having exposures in other than their functional currency match outstanding foreign currency positions on a currency-by-currency basis to hedge the impact of foreign exchange rate changes on their operating performance. The notional amount of these foreign exchange forward contracts, which are not included in the previous tables, amounted to $51.6 billion at December 31, 1996.


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


   CAPITAL AND LIQUIDITY RISK MANAGEMENT



CAPITAL

The Corporation's level of capital at December 31, 1996 remained strong, with capital ratios well in excess of regulatory guidelines. The Corporation's Tier 1 and Total Capital ratios were 8.15% and 11.78%, respectively, at December 31, 1996. As part of the Corporation's commitment to a disciplined capital policy, management has continued to target a Tier 1 Capital ratio for the Corporation of 8% to 8.25%. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including its acquisition strategies in its core businesses.

   Total capitalization, which is the sum of Tier 1 Capital and Tier 2 Capital, increased by $1.1 billion during 1996, to $29.4 billion at December 31, 1996. Total capital includes the recently issued $550 million of preferred stock of Chase Preferred Capital Corporation and $600 million of 7.67% Capital Securities, Series A, of Chase Capital I, both of which are included in the Corporation's Tier 1 Capital. See Notes Six and Seven of the Notes to Consolidated Financial Statements.

   During 1996, the Corporation repurchased approximately 26.7 million shares of its outstanding common stock. Of this amount, 15.2 million shares were repurchased primarily to meet the anticipated needs of the Corporation's employee stock option and incentive plans and were part of a buy-back program that terminated at September 30, 1996. The remaining 11.5 million shares were repurchased in the 1996 fourth quarter as part of a new stock repurchase program announced in October 1996.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


                         [GRAPH 15 - SEE APPENDIX I]


   The October 1996 common stock repurchase program enables the Corporation to purchase up to $2.5 billion of its common stock until December 31, 1998, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefits plans. The Corporation repurchased $1 billion of its common equity during the fourth quarter of 1996. In early 1997, management announced that it intended to purchase equity on a more accelerated time schedule than previously expected and, therefore, management believes it is likely that the buy-back program will be completed in late 1997 or early 1998.

   The Corporation raised the cash dividend on its common stock by 12%, to $.56 per share, in the first quarter of 1996. Management currently expects the Corporation to pay a common stock dividend equal to approximately 25%-35% of the Corporation's net income (excluding restructuring costs) less preferred stock dividends. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.

   Total stockholders' equity at December 31, 1996 was $21.0 billion, compared with $20.8 billion at December 31, 1995. The slight increase from 1995 reflects net income of $2,461 million generated during 1996 partially offset by common and preferred stock dividends totaling $1,280 million, and the impact of the Corporation's common stock buy-back programs, net of reissuances, in the amount of $798 million.

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

   The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits. The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The Corporation's average core deposits for 1996 were $78 billion, or 52% of average loans.

   The Corporation holds marketable securities and other short-term investments that can be readily converted to cash. As part of the Corporation's ongoing capital management process, loan syndication networks and retail securitization programs are maintained in order to facilitate the timely disposition of assets, if and when deemed desirable.

   The Corporation is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, common stock and preferred stock.

   The slight decrease in long-term debt during 1996 resulted primarily from maturities of $1,433 million of the Corporation's long-term debt (including $997 million of senior medium-term notes, $365 million of other senior notes and $71 million of subordinated notes) and the redemption of $20 million of senior medium-term notes. These decreases were partially offset by additions to the Corporation's long-term debt of $1,291 million (including $650 million of senior medium-term notes, $75 million of subordinated medium-term notes, $366 million of other senior notes and $200 million of other subordinated notes). The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt and preferred stock in light of current market conditions. The Corporation has approximately $1.1 billion of fixed-rate preferred stock which becomes callable in 1997.


                         [GRAPH 16 - SEE APPENDIX I]

MANAGEMENT'S DISCUSSION AND ANALYSIS


   ACCOUNTING DEVELOPMENTS



ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In June 1996, the FASB issued SFAS 125 which provides standards for distinguishing between transfers of financial assets that are sales from transfers that are secured borrowings.

   As issued, SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. However, in December 1996, the FASB issued SFAS 127 which deferred for one year the effective date of SFAS 125 as applied to securities lending, repurchase agreements and other secured financing transactions. The Corporation adopted the requirements of SFAS 125 commencing January 1, 1997 for the following types of transactions: securitizations, recognitions of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities. The Corporation believes that the adoption of SFAS 125 will not significantly affect the Corporation's earnings, liquidity, or capital resources.

DERIVATIVE AND MARKET RISK DISCLOSURES

In January 1997, the Securities and Exchange Commission ("SEC") issued Release Nos. 33-7386 and 34-38223 which requires (i) quantitative and qualitative disclosures outside the financial statements about the market risk inherent in derivatives and other financial instruments and (ii) enhanced descriptions of accounting policies for derivatives in the footnotes to the financial statements.

   The market risk disclosure requirements of this release will be applicable commencing with the Corporation's 1997 annual report. The Corporation is currently evaluating this release and expects to comply with the requirements of the release in its 1997 annual report.


   COMPARISON BETWEEN 1995 AND 1994



OPERATING HIGHLIGHTS

The Corporation reported net income of $2,959 million in 1995, compared with $2,486 million in 1994. Primary earnings per share were $6.20 in 1995, an increase from $5.02 in 1994. On a fully-diluted basis, earnings per share were $6.04 in 1995, compared with $4.97 for the prior year.

   Net income on an operating basis was $2,903 million in 1995, an increase of 12% from comparable earnings of $2,589 million in 1994. Primary earnings per share on a operating basis were $6.07 in 1995, an increase of 15% from $5.26 in 1994, while fully-diluted earnings per share were $5.92 in 1995, compared with $5.20 for the prior year.

NET INTEREST INCOME

The Corporation's net interest income was $8,202 million in 1995, compared with $8,312 million in 1994. Excluding, in 1995, the impact of securitizations ($94 million) and the sale of Chemical New Jersey Holdings, Inc. ($33 million), the improvement was primarily due to an increase in interest-earning assets and higher trading-related net interest income, partially offset by narrower spreads. Average interest-earning assets were $244.5 billion in 1995, compared with $227.3 billion in 1994, reflecting an increase led by growth in consumer loans and commercial lending.

PROVISION FOR CREDIT LOSSES AND NET CHARGE-OFFS

The provision for credit losses in 1995 was $758 million, compared with $1,050 million in 1994, a decline of 28%. Net charge-offs were $840 million compared with $1,612 million in 1994, a decline of 48%, reflecting a significant improvement in the Corporation's credit quality and an increase in commercial loan recoveries. The 1994 net charge-off amount of $1,612 million included a $148 million charge related to the decision to designate certain assets as held for accelerated disposition as well as a $291 million charge incurred in connection with management's final valuation of its emerging markets portfolio.

NONINTEREST REVENUE

Noninterest revenue totaled $6,758 million in 1995, a $57 million increase compared with 1994, reflecting higher fees and commissions, principally from corporate finance and syndication activities and credit card revenue, partially offset by lower other revenue.

   Corporate finance and syndication fees in 1995 were $796 million, a 34% increase from the prior year, principally reflecting increases in global investment banking activities, especially loan syndications and new issues of high-yield securities.

   Trust, custody and investment management fees in 1995 declined 4% from the 1994 level, largely due to the absence of $46 million in fees related to the joint venture with Mellon Bank Corporation, which was recorded on an equity basis within other revenue in 1995.

   Credit card revenue increased $80 million from 1994 due to a growing cardholder base and increased fees related to securitizations.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


   Fees for other financial services for 1995 were $1,453 million, an increase of $40 million from 1994, primarily due to increased mortgage servicing fees reflecting higher volume from the acquisitions of Margaretten Financial Corporation ("Margaretten") in July 1994, and American Residential Holding Corporation ("AmRes") in September 1994, as well as additions to the portfolio from mortgage originations.

   Trading-related revenue (which includes net interest income attributable to trading activities) in 1995 increased 9% from the prior year, benefitting from anticipated volatility in the currency markets and from the Corporation's market-making activities. The 1994 results included a $70 million loss from unauthorized foreign exchange transactions involving the Mexican peso.

   Securities gains were $132 million in 1995, an increase of $67 million from 1994, resulting from the Corporation's ALM activities.

   Revenue from Equity-Related Investments in 1995 increased by $49 million from the 1994 level reflecting the continuing benefits of a broad-based portfolio of investments in an active market.

   The Corporation's other noninterest revenue for 1995 was $466 million, compared with $662 million in 1994. Other revenue declined in 1995 primarily due to the absence of gains related to the disposition of emerging markets securities that were included in the 1994 results.

NONINTEREST EXPENSE

Noninterest expense in 1995 was $9,390 million, compared with $10,002 million in 1994. Included in the results for 1994 was a $260 million restructuring charge, taken in connection with a program to improve earnings per share, a $48 million restructuring charge related to the closing of 50 New York branches, and a charge of $157 million related to productivity initiatives. For a further discussion regarding the restructuring charges taken by the Corporation during 1995 and 1994, see Note Eleven of the Notes to Consolidated Financial Statements.

   Excluding restructuring charges and foreclosed property expense in both years, noninterest expense for 1995 decreased by $37 million, when compared with the prior year. The improvement in 1995 reflects the benefits of pre-merger expense-reduction initiatives, a reduction in the FDIC assessment rate, the sale of certain New Jersey banking operations, and the shareholder services joint venture with Mellon Bank Corporation. These declines were partially offset by a full year of noninterest expense relating to the acquisitions of Margaretten and AmRes, and the 1995 acquisition of the U.S. Trust processing business.

   Salaries and employee benefits expenses in 1995 were $5,107 million, compared with $4,861 million in 1994. The increase in 1995 was primarily due to higher incentives related to improved earnings in most businesses, additional staff costs resulting from business acquisitions, the vesting of certain stock-based incentive awards due to improved stock prices, and the continued growth in the Corporation's securities underwriting business. Partially offsetting these increases were the impact of personnel reductions undertaken in 1995.

   Occupancy expense declined $71 million from 1994 largely resulting from the consolidation of operational and branch facilities and other expense-reduction initiatives.

   Equipment expense in 1995 was $755 million, an increase of $31 million, principally due to continued technology enhancements to support the Corporation's investments in certain key businesses.

   Foreclosed property expense was a credit of $75 million in 1995, compared with an expense of $50 million in 1994, reflecting the significant progress made in reducing the Corporation's real estate portfolio. The 1995 amount included gains recorded on the sale of certain foreclosed properties.

   For 1995, other expense was $2,691 million, a decrease of $243 million from the 1994 level. The decrease reflected a reduction in the FDIC assessment rate during 1995 and an 11% decrease in all other expense due to expense reduction initiatives, partially offset by higher telecommunications expense.

INCOME TAXES

The Corporation recorded income tax expense of $1,842 million in 1995 compared with $1,475 million in 1994. The effective tax rate was 38.3% in 1995 compared with 39.0% in 1994, after excluding $70 million of tax benefits recognized in 1994.

Management's Report on Responsibility for Financial Reporting

TO OUR STOCKHOLDERS

The management of The Chase Manhattan Corporation and its subsidiaries has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

  Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends possible improvements thereto. Management believes that as of December 31, 1996, the Corporation maintains an effective system of internal control.

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

/s/ Walter V. Shipley

Walter V. Shipley
Chairman of the Board and Chief Executive Officer

/s/ Thomas G. Labrecque

Thomas G. Labrecque
President and Chief Operating Officer

/s/ Peter J. Tobin

Peter J. Tobin
Chief Financial Officer

/s/ Joseph L. Sclafani

Joseph L. Sclafani
Executive Vice President and Controller

January 21, 1997

Report of Independent Accountants

[GRAPHIC] PRICE WATERHOUSE LLP 1177 AVENUE OF THE AMERICAS, NEW YORK, NY 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

January 21, 1997

CONSOLIDATED BALANCE SHEET                       THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

December 31, (in millions, except share data)                                            1996          1995
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                             $  14,605     $  14,794
Deposits with Banks                                                                     8,344         8,468
Federal Funds Sold and Securities Purchased Under Resale Agreements                    28,966        17,461
Trading Assets:
  Debt and Equity Instruments                                                          30,377        26,212
  Risk Management Instruments                                                          29,579        25,825
Securities:
  Available-for-Sale                                                                   44,691        37,141
  Held-to-Maturity (Market Value: $3,849 in 1996 and $4,659 in 1995)                    3,855         4,628
Loans (Net of Allowance for Loan Losses of $3,549 in 1996 and $3,784 in 1995)         151,543       146,423
Premises and Equipment                                                                  3,642         3,757
Due from Customers on Acceptances                                                       2,276         1,896
Accrued Interest Receivable                                                             3,020         2,541
Other Assets                                                                           15,201        14,843
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 336,099     $ 303,989
-----------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic:
    Noninterest-Bearing                                                             $  42,726     $  36,983
    Interest-Bearing                                                                   67,186        63,071
  Foreign:
    Noninterest-Bearing                                                                 4,331         3,849
    Interest-Bearing                                                                   66,678        67,631
-----------------------------------------------------------------------------------------------------------
    Total Deposits                                                                    180,921       171,534
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                53,868        37,263
Commercial Paper                                                                        4,500         6,275
Other Borrowed Funds                                                                    9,231         7,661
Acceptances Outstanding                                                                 2,276         1,915
Trading Liabilities                                                                    38,136        34,341
Accounts Payable, Accrued Expenses and Other Liabilities                               12,309        11,339
Long-Term Debt                                                                         12,714        12,825
Guaranteed Preferred Beneficial Interests in Corporation's Junior
  Subordinated Deferrable Interest Debentures                                             600            --
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     314,555       283,153
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty One)

PREFERRED STOCK OF SUBSIDIARY                                                             550            --

STOCKHOLDERS' EQUITY
Preferred Stock                                                                         2,650         2,650
Common Stock (Authorized 750,000,000 Shares,
  Issued 440,747,317 Shares in 1996 and 457,587,675 Shares in 1995)                       441           458
Capital Surplus                                                                        10,459        11,075
Retained Earnings                                                                       8,627         7,997
Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                       (288)         (237)
Treasury Stock, at Cost (9,936,716 Shares in 1996 and 22,583,225 Shares in 1995)         (895)       (1,107)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                             20,994        20,836
-----------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity           $ 336,099     $ 303,989
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

CONSOLIDATED STATEMENT OF INCOME                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

Year ended December 31, (in millions, except per share data)               1996         1995        1994
--------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                  $ 12,359     $ 12,842     $11,004
Securities                                                                2,862        2,591       2,329
Trading Assets                                                            2,016        1,464       1,282
Federal Funds Sold and Securities Purchased Under Resale Agreements       2,135        1,889       1,827
Deposits with Banks                                                         537          824         869
--------------------------------------------------------------------------------------------------------
Total Interest Income                                                    19,909       19,610      17,311
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                  6,038        6,291       4,704
Short-Term and Other Borrowings                                           4,630        4,175       3,447
Long-Term Debt                                                              901          942         848
--------------------------------------------------------------------------------------------------------
Total Interest Expense                                                   11,569       11,408       8,999
--------------------------------------------------------------------------------------------------------
Net Interest Income                                                       8,340        8,202       8,312
Provision for Credit Losses                                                 897          758       1,050
--------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses                     7,443        7,444       7,262
--------------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
Corporate Finance and Syndication Fees                                      929          796         593
Trust, Custody, and Investment Management Fees                            1,176        1,018       1,056
Credit Card Revenue                                                       1,063          834         754
Service Charges on Deposit Accounts                                         394          417         408
Fees for Other Financial Services                                         1,529        1,453       1,413
Trading Revenue                                                           1,270        1,016       1,173
Securities Gains                                                            135          132          65
Revenue from Equity-Related Investments                                     726          626         577
Other Revenue                                                               290          466         662
--------------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                                 7,512        6,758       6,701
--------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries                                                                  4,232        4,208       3,978
Employee Benefits                                                           926          899         883
Occupancy Expense                                                           824          897         968
Equipment Expense                                                           724          755         724
Foreclosed Property Expense                                                 (16)         (75)         50
Restructuring Charge and Expenses                                         1,814           15         465
Other Expense                                                             2,640        2,691       2,934
--------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                11,144        9,390      10,002
--------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Effect of Accounting Change          3,811        4,812       3,961
Income Tax Expense                                                        1,350        1,842       1,475
--------------------------------------------------------------------------------------------------------
Income Before Effect of Accounting Change                                 2,461        2,970       2,486
Net Effect of Change in Accounting Principle                                 --          (11)         --
--------------------------------------------------------------------------------------------------------
Net Income                                                             $  2,461     $  2,959     $ 2,486
--------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                  $  2,242     $  2,732     $ 2,221
--------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
Primary:
  Income Before Effect of Accounting Change                            $   5.02     $   6.23     $  5.02
  Net Effect of Change in Accounting Principle                               --        (0.03)         --
--------------------------------------------------------------------------------------------------------
  Net Income                                                           $   5.02     $   6.20     $  5.02
--------------------------------------------------------------------------------------------------------
Assuming Full Dilution:
  Income Before Effect of Accounting Change                            $   4.94     $   6.07     $  4.97
  Net Effect of Change in Accounting Principle                               --        (0.03)         --
--------------------------------------------------------------------------------------------------------
  Net Income                                                           $   4.94     $   6.04     $  4.97
--------------------------------------------------------------------------------------------------------
Average Common and Common Equivalent Shares                               446.4        440.8       442.2
--------------------------------------------------------------------------------------------------------
Average Common Shares Assuming Full Dilution                              453.4        453.5       450.9
--------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

CONSOLIDATED STATEMENT OF CHANGES                THE CHASE MANHATTAN CORPORATION
IN STOCKHOLDERS' EQUITY                                         AND SUBSIDIARIES

Year ended December 31, (in millions)                                            1996            1995         1994
------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                                 $  2,650        $  2,850     $  3,053
Issuance of Stock                                                                  --              --          428
Redemption of Stock                                                                --            (200)        (631)
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                          2,650           2,650        2,850
------------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                                      458             447          445
Retirement of Treasury Stock                                                      (20)             --           --
Issuance of Stock                                                                   3              11            2
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                            441             458          447
------------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                                   11,075          10,671       10,652
Retirement of Treasury Stock                                                     (433)             --           --
New Issuances of Stock                                                             42             307           40
Premium on Redemption of Preferred Stock                                           --              --          (12)
Shares Issued for Employee Stock-Based Awards
  and Certain Related Tax Benefits                                               (225)             97           (9)
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                         10,459          11,075       10,671
------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at Beginning of Year                                                    7,997           6,045        4,484
Net Income                                                                      2,461           2,959        2,486
Retirement of Treasury Stock                                                     (557)             --           --
Cash Dividends Declared:
  Preferred Stock                                                                (219)           (227)        (253)
  Common Stock                                                                 (1,061)(a)        (789)        (672)
Accumulated Translation Adjustment(b)                                               6               9           --
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                          8,627           7,997        6,045
------------------------------------------------------------------------------------------------------------------

NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE, NET OF TAXES
Balance at Beginning of Year                                                     (237)           (473)         479
Net Change in Fair Value of Securities Available-for-Sale, Net of Taxes           (51)            236         (952)
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                           (288)           (237)        (473)
------------------------------------------------------------------------------------------------------------------

COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                                   (1,107)           (667)         (12)
Retirement of Treasury Stock                                                    1,010              --           --
Purchase of Treasury Stock                                                     (2,037)         (1,389)        (693)
Reissuance of Treasury Stock                                                    1,239             949           38
------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                           (895)         (1,107)        (667)
------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   $ 20,994        $ 20,836     $ 18,873
------------------------------------------------------------------------------------------------------------------

(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by old Chase in the 1996 first quarter.

(b) Balance was $17 million, $11 million and $2 million at December 31, 1996, 1995 and 1994, respectively.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS             THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

Year ended December 31, (in millions)                                                    1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                           $  2,461     $  2,959     $  2,486
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Effect of Change in Accounting Principle                                                 --           11           --
  Provision for Credit Losses                                                             897          758        1,050
  Restructuring Charge and Expenses                                                     1,814           15          465
  Depreciation and Amortization                                                           869          866          765
  Net Change In:
    Trading-Related Assets                                                             (9,245)      (6,466)      (1,523)
    Accrued Interest Receivable                                                          (479)         (86)        (460)
    Other Assets                                                                        1,167          328          331
    Trading-Related Liabilities                                                         3,826        3,423        3,026
    Accrued Interest Payable                                                              395           12          331
    Other Liabilities                                                                  (1,743)      (1,430)       1,373
    Other, Net                                                                           (945)        (746)      (2,740)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                         (983)        (356)       5,104
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                                     124        4,054         (840)
  Federal Funds Sold and Securities Purchased Under Resale Agreements                 (12,929)       2,094       (2,936)
  Loans Due to Sales and Securitizations                                               37,428       32,987       22,872
  Other Loans, Net                                                                    (42,935)     (44,455)     (29,138)
  Other, Net                                                                             (905)      (1,281)        (250)
Proceeds from the Maturity of Held-to-Maturity Securities                               1,057        2,395        3,554
Purchases of Held-to-Maturity Securities                                                 (277)      (1,052)      (2,614)
Proceeds from the Maturity of Available-for-Sale Securities                             8,513        7,427        5,357
Proceeds from the Sale of Available-for-Sale Securities                                44,194       54,290       23,086
Purchases of Available-for-Sale Securities                                            (60,380)     (69,311)     (30,497)
Cash Used in Acquisitions                                                                  --          (10)        (721)
Proceeds from Divestitures of Nonstrategic Businesses                                      --        1,050           --
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                 (26,110)     (11,812)     (12,127)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                          5,743        2,588       (4,268)
  Domestic Time and Savings Deposits                                                    4,160       (1,279)     (10,107)
  Foreign Deposits                                                                       (471)       6,153       11,134
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements              18,029        5,287       11,677
  Other Borrowed Funds                                                                   (199)       2,199        1,125
  Other, Net                                                                              361          378          782
Proceeds from the Issuance of Long-Term Debt and Series A Capital Securities            1,891        1,876        2,413
Repayments of Long-Term Debt                                                           (1,453)      (2,076)      (3,369)
Proceeds from the Issuance of Stock                                                     1,082          665          511
Proceeds from the Issuance of Preferred Stock of Subsidiary                               550           --           --
Redemption of Preferred Stock                                                              --           --         (643)
Treasury Stock Purchased                                                               (1,611)      (1,389)        (693)
Cash Dividends Paid                                                                    (1,188)        (978)        (914)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                              26,894       13,424        7,648
-----------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                 10           (7)          --
Net Increase (Decrease) in Cash and Due from Banks                                       (189)       1,249          625
Cash and Due from Banks at the Beginning of the Year                                   14,794       13,545       12,920
-----------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                                       $ 14,605     $ 14,794     $ 13,545
-----------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                                   $ 11,174     $ 11,248     $  8,533
-----------------------------------------------------------------------------------------------------------------------
Taxes Paid                                                                           $  1,650     $  1,309     $  1,139
-----------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On March 31, 1996, The Chase Manhattan Corporation ("Chase") merged (the "Merger") with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the Merger, Chemical changed its name to "The Chase Manhattan Corporation" (the "Corporation"). Under the terms of the merger agreement, 183 million shares of the Corporation's common stock were issued in exchange for all of the outstanding shares of Chase's common stock (based on an exchange ratio of 1.04 shares of the Corporation's common stock for each share of Chase's common stock). All of Chase's series of preferred stock were exchanged on a one-for-one basis for a corresponding series of the Corporation's preferred stock having substantially the same terms as the Chase preferred stock so converted. The Merger was accounted for as a pooling of interests and, accordingly, the information included in the financial statements presents the combined results of Chase and Chemical as if the Merger had been in effect for all periods presented. In addition, on July 14, 1996, The Chase Manhattan Bank, N.A., a national bank, merged with and into Chemical Bank, a New York State bank, and Chemical Bank changed its name to "The Chase Manhattan Bank." Certain amounts have been reclassified to conform to the current presentation.

   The Corporation provides diversified financial services principally through its two major franchises, Global Wholesale Banking and Regional and Nationwide Consumer Banking. Global Wholesale Banking provides investment banking, financial advisory, trading, investment services and information and transaction services to corporations and public-sector clients worldwide. Regional and Nationwide Consumer Banking serves the financial needs of consumers, middle market, commercial enterprises and small businesses.

   The Corporation conducts its domestic and international financial services businesses through various bank and nonbank subsidiaries. The principal bank subsidiaries of the Corporation are The Chase Manhattan Bank, a New York State bank headquartered in New York City, Texas Commerce Bank National Association ("Texas Commerce"), a national bank headquartered in Texas and Chase Manhattan Bank USA National Association ("Chase USA"), a national bank headquartered in Delaware. The principal nonbank subsidiary of the Corporation is Chase Securities Inc.

   The accounting and financial reporting policies of the Corporation and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices and, where applicable, the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a description of significant accounting policies.

--------------------------------------------------------------------------------
BASIS OF PRESENTATION

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

   Assets held in an agency or fiduciary capacity by commercial banking subsidiaries and by trust and investment advisory subsidiaries are not assets of the Corporation and, accordingly, are not included in the Consolidated Balance Sheet.
--------------------------------------------------------------------------------

TRADING ACTIVITIES

The Corporation trades debt and equity instruments and risk management instruments, as discussed below. These instruments are carried at their estimated fair value. Quoted market prices, when available, are used as the basis to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated on the basis of pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

   Realized and unrealized gains (losses) on these instruments are recognized in Trading Revenue. The portion of the market valuation of risk management instruments attributable to credit considerations as well as ongoing direct servicing costs is deferred and accreted to income over the life of the instruments, as appropriate. Interest earned on debt and dividends earned on equity instruments and interest payable on securities sold but not yet purchased are reported as interest income and interest expense, respectively.

Debt and Equity Instruments; Securities Sold, Not Yet Purchased; and Structured
Notes: Debt and equity instruments which includes securities, loans, and other credit instruments held for trading purposes are reported as Trading Assets. Obligations to deliver securities sold but not yet purchased and structured notes issued by the Corporation are reported as Trading Liabilities.

Risk Management Instruments: The Corporation primarily deals in interest rate, foreign exchange, precious metals and commodity contracts to generate trading revenues. Such contracts include futures, forwards, forward rate agreements, swaps, and options (including interest rate caps and floors). The estimated fair values of such contracts are reported on a gross basis as Trading Assets-Risk Management Instruments (positive fair values) and Trading Liabilities (negative fair values), except for contracts executed with the same counterparty under legally enforceable master netting agreements, which are presented on a net basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
DERIVATIVES USED IN ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management ("ALM") activities, the Corporation predominantly uses interest rate swaps and futures and, to a lesser degree, forward rate agreements and option contracts (including interest rate caps and floors) to hedge exposures or to modify the interest rate characteristics of related balance sheet instruments. Derivative contracts used for ALM activities have high correlation between the derivatives contract and the item being hedged, both at inception and throughout the hedge period; and are linked to specific assets or groups of similar assets or specific liabilities or groups of similar liabilities. For futures contracts only, a risk reduction criteria is also required.

   The instruments that meet the above criteria are accounted for under the accrual method or available-for-sale fair value method, as discussed below.

Accrual Method: Under the accrual method, interest income or expense on derivative contracts is accrued and there is no recognition of unrealized gains and losses on the derivatives in the balance sheet. Premiums on option contracts are amortized to interest income, interest expense or noninterest revenue over the life of such contracts.

Available-for-Sale Fair Value Method: Derivatives linked to available-for-sale securities are carried at fair value. The accrual of interest receivable or interest payable on these derivatives is reported in Interest Income on Securities. Changes in the market values of these derivatives, exclusive of net interest accruals, are reported, net of applicable taxes, in Stockholders' Equity consistent with the reporting of unrealized gains and losses on the related securities.

   For both the accrual and available-for-sale fair value method, realized gains and losses from the settlement or termination of derivative contracts are deferred on the balance sheet and are amortized to interest income, interest expense and noninterest revenue over the appropriate risk management periods. Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed, then the deferred gains or losses on the derivative contract is recognized as an adjustment to the gain or loss on disposition of the related assets or liabilities.

   Prior to January 1, 1995, the Corporation used interest rate swaps in place of cash market instruments. Effective January 1, 1995, this practice was discontinued. Accordingly, interest rate contracts entered into subsequent to January 1, 1995 that do not meet the criteria described above are designated as trading activities and are accounted for at estimated fair value.

--------------------------------------------------------------------------------
RESALE AND REPURCHASE AGREEMENTS

The Corporation enters into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed plus accrued interest. Interest earned on resale agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively. The Corporation offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. During 1996, the maximum month-end balances of outstanding resale and repurchase agreements, respectively, were $35,244 million and $53,961 million. The average amounts of outstanding resale and repurchase agreements were $34,963 million and $53,072 million, respectively. Averages were calculated on daily outstandings.

   It is the Corporation's policy to take possession of securities purchased under resale agreements. The Corporation monitors the market value of securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate.
--------------------------------------------------------------------------------

SECURITIES

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

   Interest and dividend income on securities, including amortization of premiums and accretion of discounts, are reported in Interest Income on Securities. Interest income is recognized using the interest method. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported in Securities Gains. The carrying value of individual securities is reduced through writedowns against Securities Gains to reflect other-than-temporary impairments in value.

   The Corporation anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"). The prepayment of CMOs and MBSs is actively monitored through the Corporation's portfolio management function. The Corporation typically invests in CMOs and MBSs with stable cash flows, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly does simulation testing regarding the impact that interest and market rate changes would have on its CMO and MBS portfolios. CMOs and MBSs that management believes have high prepayment risk are included in the available-for-sale portfolio.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

--------------------------------------------------------------------------------
LOANS

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income and net deferred loan fees (nonrefundable yield-related loan fees, net of related direct origination costs), if any. Loans held for sale are carried at the lower of aggregate cost or fair value. Certain loans meeting the accounting definition of a security are classified as loans but are measured pursuant to SFAS 115. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

   The Corporation sells or securitizes certain commercial and consumer loans. Such sales are generally without recourse to the Corporation. A limited number of assets are sold with recourse for which appropriate reserves are provided. Gains and losses are reported in Other Revenue.

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

   Consumer loans (exclusive of residential mortgage products which are accounted for in accordance with the nonaccrual loan policy discussed above) are generally charged to the allowance for loan losses upon reaching specified stages of delinquency. Credit card loans, for example, are charged-off at the earlier of 180 days past due or 75 days after notification of the filing of bankruptcy. Other consumer products are generally charged-off at 120 days past due. Accrued interest is reversed against interest income when such consumer loans are charged-off.

   Loans are considered impaired loans when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Corporation accounts for and discloses nonaccrual commercial loans as impaired but excludes small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases. Impaired loans are carried at the present value of the future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Corporation recognizes interest income on impaired loans pursuant to the discussion above for nonaccrual loans.

   A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when the Corporation has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

--------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses provides for risks of losses inherent in the credit extension process. The allowance is a general allowance and is based on periodic reviews and analyses of the portfolio, which comprises primarily loans, derivatives and foreign exchange contracts, and letters of credit and guarantees. The periodic analyses include consideration of such factors as the risk rating of individual credits, the size and diversity of the portfolio, economic and political conditions, prior loss experience and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for credit losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

   As of December 31, 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the allowance for credit losses has been allocated into three components: an allowance for loan losses, which is reported net in Loans; an allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets - Risk Management Instruments; and an allowance for credit losses on letters of credit and guarantees, which is reported in Other Liabilities. Prior period amounts have not been reclassified due to immateriality. The Corporation still views the aggregate allowance for credit losses to be available for all credit activities.
--------------------------------------------------------------------------------

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired as Loan Satisfactions and within six months after the date of transfer are charged to the Allowance for Credit Losses. Writedowns of such assets subsequent to six months from the date of transfer are included in Foreclosed Property Expense. Operating expenses, net of related revenue, and gains and losses on sales of such assets are reported net in Foreclosed Property Expense.

Assets Held for Accelerated Disposition: These assets consist primarily of real estate loans and real estate assets acquired as loan satisfactions. At the date of transfer to the accelerated disposition portfolio, these assets are recorded at their initial estimated disposition value less costs to sell. Subsequently, assets held for accelerated disposition are carried at the lower of cost or current estimated disposition value. Cash interest income received from these assets is recognized either in income or applied to reduce the carrying value of loans depending on management's judgment of collectibility. Any adjustments to the carrying value of these assets or realized gains and losses as assets are sold are reported in Other Revenue.

Equity and Equity-Related Investments: Equity and equity-related investments include venture capital activities and emerging markets investments. Nonmarketable holdings are carried at cost, net of other-than-temporary impairment losses. Marketable holdings are marked-to-market at a discount to the public value. Income from these investments is reported in Revenue from Equity-Related Investments.

Intangibles: Goodwill and other acquired intangibles, such as core deposits and credit card relationships, are amortized over the estimated periods to be benefited generally ranging from 10 to 25 years. An impairment review is performed periodically on these assets.

Mortgage Servicing Rights: Capitalized mortgage servicing assets consist of both purchased and originated servicing rights. These rights are amortized into Fees for Other Financial Services in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. The Corporation's policy for assessing impairment of these rights is based on their fair values and is evaluated by stratifying the mortgage servicing rights by interest rate bands. Fair value is determined considering market prices for similar assets or based on discounted cash flows using market-based prepayment estimates for similar coupons and incremental direct and indirect costs.

--------------------------------------------------------------------------------
FEE-BASED REVENUE

Corporate finance and syndication fees primarily include fees received for managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; arranging private placements; and underwriting debt and equity securities. Corporate finance and syndication fees are recognized when the services to which they relate have been provided. In addition, recognition of syndication fees is subject to certain tests being satisfied.

   Trust, custody and investment management fees primarily include fees received in connection with personal, corporate, and employee benefit trust and investment management activities. Fees for other financial services primarily include fees received in connection with mortgage servicing, loan commitments, standby letters of credit, compensating balances and brokerage and other fees. Trust, custody and investment management fees and fees for other financial services are generally recognized over the period the related service is provided.

   Credit card revenues primarily include fees received in connection with credit card activities such as annual, late payment, cash advance and interchange fees, as well as servicing fees earned in connection with securitization activities. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a twelve-month period.

--------------------------------------------------------------------------------
INCOME TAXES

The Corporation recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements. Calculations are based on the provisions of enacted tax laws and the tax rates in effect for current and future years. The deferred tax liability (asset) is determined based on enacted tax rates which will be in effect when the underlying items of income and expense are expected to be reported to the taxing authorities. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax liability (asset) is recognized for the estimated taxes payable or refundable for the current year.
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Primary earnings per share is computed by dividing net income after deducting preferred stock dividends by average common and common equivalent shares outstanding, which reflect the dilutive effect of stock options and warrants during the period. The dilutive effect of stock options and warrants is computed under the treasury stock method using the average market price of the Corporation's common stock for the period.

   Earnings per common share, assuming full dilution, is computed based on the average number of common shares outstanding during the period, plus the dilutive effect of stock options, warrants, and any convertible preferred stock outstanding during the period. The dilutive effect of outstanding stock options and warrants is computed using the greater of the closing market price or the average market price of the Corporation's common stock for the period. Any stock options or warrants exercised or any preferred stock converted are assumed to have occurred at the beginning of the period. Net income applicable to common stock is adjusted for dividends on the convertible preferred stock for the period.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


--------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION
Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in Stockholders' Equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets and liabilities to the U.S. dollar, including the related hedges, are reported in the Income Statement.
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS
For purposes of preparing the Consolidated Statement of Cash Flows, the Corporation defines cash and cash equivalents as those amounts included in the balance sheet caption Cash and Due from Banks. Cash flows from loans and deposits are reported on a net basis.


2 - TRADING ACTIVITIES

The Corporation uses its trading assets and liabilities to meet the financial needs of its customers and to generate revenue through its trading activities. The Corporation generates trading revenue through market-making, sales, arbitrage and, to a lesser degree, positioning. A description of the various classes of derivative and foreign exchange instruments used in the Corporation's trading activities as well as the credit and market risk factors involved in its trading activities are disclosed in Note Seventeen.
--------------------------------------------------------------------------------

TRADING REVENUE

The following table sets forth the components of total trading-related revenue.

Year Ended December 31, (in millions)         1996      1995      1994
--------------------------------------------------------------------------------
Trading Revenue                              $1,270    $1,016    $1,173
Net Interest Income Impact(a)                   703       442       166
--------------------------------------------------------------------------------
Total Trading-Related Revenue                $1,973    $1,458    $1,339
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                 $  535    $  445    $  492
  Foreign Exchange Contracts(c)                 444       584       431(e)
  Debt Instruments and Other(d)                 994       429       416
--------------------------------------------------------------------------------
Total Trading-Related Revenue                $1,973    $1,458    $1,339
--------------------------------------------------------------------------------

(a) Net interest income attributable to trading activities includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in the net interest income caption on the Consolidated Statement of Income.
(b) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures, and forward rate agreements and related hedges.
(c) Includes foreign exchange spot and option contracts.
(d) Includes U.S. and foreign government and government agency securities, corporate debt securities, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives, and commodity derivatives.
(e) Reflects $70 million reduction as a result of losses sustained from unauthorized foreign exchange transactions involving the Mexican peso.

TRADING ASSETS AND LIABILITIES

The following table presents trading assets and trading liabilities for the dates indicated.

December 31, (in millions)                                      1996         1995
----------------------------------------------------------------------------------
Trading Assets - Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                      $  8,523     $ 9,601
  Certificates of Deposit, Bankers' Acceptances,
    and Commercial Paper                                         1,486       2,560
  Debt Securities Issued by Foreign Governments                 12,284       6,318
  Debt Securities Issued by Foreign Financial Institutions       3,569       3,467
  Loans                                                            876         666
  Corporate Securities                                           1,873       2,224
  Other                                                          1,766       1,376
----------------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments(a)           $ 30,377     $26,212
----------------------------------------------------------------------------------
Trading Assets - Risk Management Instruments:
  Interest Rate Contracts                                     $ 14,227     $12,408
  Foreign Exchange Contracts                                    13,760      12,384
  Stock Index Options and Commodity Contracts                    1,667       1,033
  Allowance for Credit Losses for
    Risk Management Instruments                                    (75)         --
----------------------------------------------------------------------------------
Total Trading Assets-Risk Management Instruments              $ 29,579     $25,825
----------------------------------------------------------------------------------
Trading Liabilities - Risk Management Instruments:
  Interest Rate Contracts                                     $ 14,622     $13,975
  Foreign Exchange Contracts                                    12,867      13,295
  Stock Index Options and Commodity Contracts                    1,202         831
----------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments               $ 28,691     $28,101
----------------------------------------------------------------------------------
Securities Sold, Not Yet Purchased                            $  7,242     $ 6,240
----------------------------------------------------------------------------------
Structured Notes                                              $  2,203     $    --
----------------------------------------------------------------------------------
Total Trading Liabilities                                     $ 38,136     $34,341
----------------------------------------------------------------------------------

(a) Includes emerging markets instruments of $5,500 million in 1996 and $3,654 million in 1995.

   Average trading assets and average trading liabilities were as follows for the periods indicated.

Year Ended December 31, (in millions)                 1996       1995
--------------------------------------------------------------------------------
Trading Assets-Debt and Equity Instruments           $29,595    $20,935
--------------------------------------------------------------------------------
Trading Assets-Risk Management Instruments           $26,684    $30,397
--------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments      $27,421    $31,665
Securities Sold, Not Yet Purchased                     8,160      7,077
Structured Notes                                         126         --
--------------------------------------------------------------------------------
Total Trading Liabilities                            $35,707    $38,742
--------------------------------------------------------------------------------


3 - SECURITIES

See Note One for a discussion of the accounting policies relating to securities. Cash proceeds from the sale of available-for-sale securities during 1996, 1995 and 1994 were $44,194 million, $54,290 million and $23,086 million, respectively. Net gains from available-for-sale securities sold in 1996, 1995 and 1994 amounted to $135 million (gross gains of $281 million and gross losses of $146 million), $130 million (gross gains of $570 million and gross losses of $440 million) and $65 million (gross gains of $157 million and gross losses of $92 million), respectively. There

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were no sales of held-to-maturity securities during the three years ended December 31, 1996. During 1995, early redemption of certain held-to-maturity securities by their issuers resulted in a $2 million gain.

   In accordance with the adoption of a SFAS 115 Implementation Guide, the Corporation reassessed the classification of all securities held during 1995. The result of the one-time reassessment was the reclassification of $4.7 billion of held-to-maturity securities to available-for-sale securities and $11 million of held-to-maturity securities to trading assets. Unrealized net gains related to the transfer of held-to-maturity securities to available-for-sale securities were $21 million after-tax. The amortized cost of held-to-maturity securities transferred to trading assets approximated the fair value.

   The amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                                         1996                                    1995
                                                      --------------------------------------- --------------------------------------
                                                                     Gross      Gross                        Gross      Gross
                                                      Amortized Unrealized Unrealized    Fair Amortized Unrealized Unrealized   Fair
December 31, (in millions)                                 Cost      Gains     Losses   Value      Cost      Gains     Losses  Value
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                            $20,961     $ 18     $285     $20,694   $19,029     $205     $  2    $19,232
  Collateralized Mortgage Obligations                     2,293        1        2       2,292     1,132       --        8      1,124
  Other, primarily U.S. Treasuries                       12,250        3      193      12,060     5,020        4       53      4,971
Obligations of State and Political Subdivisions             325        2       --         327       633        6       --        639
Debt Securities Issued by Foreign Governments             6,893      100        3       6,990     8,084      234      146      8,172
Corporate Debt Securities                                   923       43       14         952       716       31       10        737
Equity Securities                                           957      116       25       1,048       999      169        4      1,164
Other, primarily Asset-Backed Securities(a)                 328        1        1         328     1,099        9        6      1,102
------------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                     $44,930     $284     $523     $44,691   $36,712     $658     $229    $37,141
------------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                            $ 1,584     $  4     $  8     $ 1,580   $ 1,782     $ 24     $  1    $ 1,805
  Collateralized Mortgage Obligations                     2,075        6        9       2,072     2,624       11        6      2,629
  Other, primarily U.S. Treasuries                           73       --       --          73        82       --       --         82
Other, primarily Asset-Backed Securities(a)                 123        1       --         124       140        3       --        143
------------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                       $ 3,855     $ 11     $ 17     $ 3,849   $ 4,628     $ 38     $  7    $ 4,659
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations. See Note One for further discussion.

   The amortized cost, estimated fair value, and average yield at December 31, 1996 of the Corporation's available-for-sale and held-to-maturity securities by contractual maturity range are presented in the following table.

                                         Available-for-Sale Securities            Held-to-Maturity Securities
                                        ----------------------------------     ----------------------------------
Maturity Schedule of Securities         Amortized       Fair    Average        Amortized      Fair     Average
December 31, 1996 (in millions)              Cost      Value      Yield(a)          Cost     Value       Yield(a)
-----------------------------------------------------------------------------------------------------------------
Due in One Year or Less                   $ 2,571    $ 2,571       6.47%          $  158    $  158       5.64%
Due After One Year Through Five Years      15,282     15,293       5.96              546       546       6.40
Due After Five Years Through Ten Years      5,275      5,189       5.90              696       700       7.19
Due After Ten Years(b)                     21,802     21,638       7.06            2,455     2,445       6.78
-----------------------------------------------------------------------------------------------------------------
Total Securities                          $44,930    $44,691       6.52%          $3,855    $3,849       6.75%
-----------------------------------------------------------------------------------------------------------------

(a) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent yields are used where applicable.
(b) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of the Corporation's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 5 years for MBSs, and less than 1 year for CMOs.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

4 - LOANS

The composition of the loan portfolio at each of the dates indicated was as follows:

                                                                   1996                                        1995
                                                 --------------------------------------      ---------------------------------------
December 31, (in millions)                        Domestic       Foreign         Total        Domestic       Foreign         Total
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER:
1-4 Family Residential Mortgages                 $  36,665      $  1,276      $  37,941      $  34,118      $  1,102      $  35,220
Credit Card                                         12,157           537         12,694         17,078           493         17,571
Auto Financings                                     11,815            --         11,815          8,397            --          8,397
Other Consumer                                       9,386         1,479         10,865         10,003         1,445         11,448
------------------------------------------------------------------------------------------------------------------------------------
  Total Consumer                                    70,023         3,292         73,315         69,596         3,040         72,636
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL:
Commercial and Industrial                           34,996        23,199         58,195         32,972        20,936         53,908
Commercial Real Estate:
  Commercial Mortgage                                5,040           755          5,795          5,514           714          6,228
  Construction                                         894            45            939          1,148            96          1,244
Financial Institutions                               5,570         6,480         12,050          5,766         5,422         11,188
Foreign Governments and Official Institutions           --         6,171          6,171             --         6,076          6,076
------------------------------------------------------------------------------------------------------------------------------------
  Total Commercial                                  46,500        36,650         83,150         45,400        33,244         78,644
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                                        116,523        39,942        156,465        114,996        36,284        151,280
Unearned Income                                     (1,223)         (150)        (1,373)          (915)         (158)        (1,073)
------------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                    $ 115,300      $ 39,792      $ 155,092      $ 114,081      $ 36,126      $ 150,207
------------------------------------------------------------------------------------------------------------------------------------

   Bonds that have been issued by foreign governments (such as Mexico, Venezuela and Brazil) to financial institutions, including the Corporation, as part of a debt renegotiation (i.e., "Brady Bonds") are classified as loans but are subject to the provisions of SFAS 115.

   As a result of the reassessment of the portfolio in connection with the adoption of the SFAS 115 Implementation Guide, the entire held-to-maturity portfolio of Brady Bonds, other loans, and related derivatives (measured pursuant to SFAS 115) were reclassified to the available-for-sale category in 1995. The amount of the reclassification was $1,972 million at amortized cost. Unrealized net losses related to the transfer were $454 million, after-tax.

   A significant portion of the Brady Bonds are collateralized by zero-coupon U.S. Treasury obligations. Up to two-years' interest on Brady Bonds is also collateralized by U.S. Treasury obligations. Management continually evaluates and monitors the ability of the foreign governments to meet their obligations under the Brady Bonds that they have issued and that are included in the portfolio, and believes that any unrealized losses on these securities are temporary in nature.

   The amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated were as follows:

December 31, (in millions)    1996        1995
-------------------------------------------------
Amortized Cost              $ 1,869      $ 2,849
Gross Unrealized Gains           93           47
Gross Unrealized Losses        (369)        (917)
-------------------------------------------------
Fair Value                  $ 1,593      $ 1,979
-------------------------------------------------

   The 1996 results included a net loss of $80 million (gross gains of $155 million and gross losses of $235 million) related to the disposition of emerging market securities. The 1995 results included a net loss of $49 million (gross gains of $204 million and gross losses of $253 million) on the disposition of emerging market securities. A net gain of $233 million (gross gains of $348 million and gross losses of $115 million) was recorded on the disposition of emerging market securities in 1994. Cash proceeds from the sales of these available-for-sale loans during 1996, 1995 and 1994 were $952 million, $1,193 million and $1,079 million, respectively.

IMPAIRED LOANS

The following table sets forth information about the Corporation's impaired loans. The Corporation uses the discounted cash flow method as its primary method for valuing its impaired loans.


December 31, (in millions)                             1996       1995
-----------------------------------------------------------------------
Impaired Loans with an Allowance                      $  535     $  481
Impaired Loans without an Allowance(a)                   182        740
-----------------------------------------------------------------------
Total Impaired Loans                                  $  717     $1,221
-----------------------------------------------------------------------
Allowance for Impaired Loans under SFAS 114(b)        $  194     $  152
Average Balance of Impaired Loans During the Year     $1,104     $1,534
Interest Income Recognized on Impaired Loans
  During the Year                                     $   30     $   26
-----------------------------------------------------------------------

(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The allowance for impaired loans under SFAS 114 is a part of the Corporation's overall Allowance for Loan Losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes in the allowance for loan losses.

Year Ended December 31, (in millions)                                           1996           1995             1994
----------------------------------------------------------------------------------------------------------------------
Total Allowance at January 1                                                  $ 3,784         $ 3,894         $ 4,445
  Provision for Credit Losses                                                     897             758           1,050
  Charge-Offs                                                                  (1,187)         (1,278)         (1,970)
  Recoveries                                                                      290             438             506
----------------------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                                                (897)           (840)         (1,464)
  Charge Related to Conforming Credit Card Charge-Off Policies                   (102)(a)          --              --
  Charge for Assets Transferred to Held for Accelerated Disposition                --              --            (148)
  Transfer to Trading Assets - Risk Management Instruments (See Note One)         (75)             --              --
  Transfer to Other Liabilities (See Note One)                                    (70)             --              --
  Allowance Related to Purchased (Disposed) Subsidiaries                           13             (31)(b)           4
  Foreign Exchange Translation Adjustment and Other                                (1)              3               7
----------------------------------------------------------------------------------------------------------------------
Total Allowance at December 31                                                $ 3,549         $ 3,784         $ 3,894
----------------------------------------------------------------------------------------------------------------------

(a) During the 1996 first quarter, the Corporation incurred a charge of $102 million as a result of conforming its credit card charge-off policies.
(b) Includes $28 million related to the sale of banking operations in southern and central New Jersey.

6 - LONG-TERM DEBT

The following table is a summary of long-term debt (net of unamortized original issue debt discount, where applicable) displayed by remaining maturity at December 31, 1996.

By remaining maturity at December 31,(a)               Under                         After          1996           1995
(in millions)                                          1 year        1-5 years     5 years         Total          Total
------------------------------------------------------------------------------------------------------------------------------
Parent Company:
Senior Debt:
  Fixed Rate                                              $  617         $  958        $   88        $ 1,663        $ 1,503
  Variable Rate                                              186          1,397           211          1,794          2,319
  Modified Interest Rates(b)                         5.06 - 8.31%   2.82 - 6.63% 5.40 - 10.17%  2.82 - 10.17%  5.30 - 10.21%
Subordinated Debt:
  Fixed Rate                                                 200          2,056         3,414          5,670          5,437
  Variable Rate                                              267            300           715          1,282          1,275
  Modified Interest Rates(b)                         5.69 - 7.50%  5.56 - 10.38%  5.45 - 9.05%  5.45 - 10.38%  5.71 - 10.38%
------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                              $1,270         $4,711        $4,428        $10,409        $10,534
------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
Senior Debt:
  Fixed Rate                                              $   22         $  270        $  188        $   480            716
  Variable Rate                                                1            225            --            226             10
  Modified Interest Rates(b)                        5.38 - 10.25%  5.86 - 10.26% 4.00 - 10.60%  4.00 - 10.60%  2.67 - 14.50%
Subordinated Debt:
  Fixed Rate                                                  29             --           974          1,003            969
  Variable Rate                                              196            150           250            596            596
  Modified Interest Rates(b)                        5.63 - 10.00%   5.94 - 5.94%  3.23 - 7.25%  3.23 - 10.00%   5.75 - 7.25%
------------------------------------------------------------------------------------------------------------------------------
    Subtotal                                              $  248         $  645        $1,412        $ 2,305        $ 2,291
------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                      $1,518         $5,356        $5,840        $12,714(c)     $12,825
------------------------------------------------------------------------------------------------------------------------------

(a) Remaining maturity is based on contractual maturity of the debt.
(b) The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert the Corporation's fixed-rate debt to variable rates. The interest rates shown for variable-rate issues, including those fixed-rate issues converted to variable-rate, are those in effect at December 31, 1996.
(c) At December 31, 1996, long-term debt aggregating $2.2 billion was redeemable at the option of the Corporation, in whole or in part, prior to maturity, based on the terms specified in their respective notes. The aggregate principal amount of debt that matures in each of the five years subsequent to December 31, 1996 are $1,518 million in 1997, $1,131 million in 1998, $1,596 million in 1999,
$1,644 million in 2000, and $985 million in 2001.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


   The Corporation issues long-term debt denominated in various currencies, although predominately in U.S. dollars, with both fixed and variable interest rates.

   Fixed-rate debt outstanding at December 31, 1996 mature at various dates through 2013 and carry contractual interest rates ranging from 4.00% to 11.83%. The consolidated weighted-average interest rates on fixed-rate debt at December 31, 1996 and 1995 were 7.78% and 7.81%, respectively. A majority of the Corporation's fixed-rate debt has been converted to variable rates through the use of swap derivative contracts. Variable-rate debt outstanding, with contractually-determined interest rates ranging from 4.38% to 6.54% at December 31, 1996, mature at various dates through 2009. The consolidated weighted-average interest rates on variable-rate debt at December 31, 1996 and 1995 were 5.69% and 5.99%, respectively.

   Included in long-term debt are equity commitment notes and equity contract notes totaling $968 million at both December 31, 1996 and 1995.

   Equity commitment notes require, by their terms, the Corporation to issue, prior to their maturity, shares of common stock or perpetual preferred stock or other securities of the Corporation (collectively, "Capital Securities") approved by the Federal Reserve Board equal to 100% of the original aggregate principal amount of the notes.

   Equity contract notes require, by their terms, the Corporation to exchange the notes at maturity for Capital Securities with a market value equal to the principal amount of the notes or, at the Corporation's option, to pay the principal of the notes from amounts representing designated proceeds from the sale of Capital Securities.

   At December 31, 1996, the Corporation had designated proceeds from the sale of Capital Securities in an amount sufficient to satisfy fully the dedication requirements of its equity commitment and equity contract notes.

   The Corporation has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $405 million and $420 million at December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In December 1996, Chase Capital I, a Delaware statutory business trust owned by the Corporation, issued $600 million of 7.67% Capital Securities, Series A ("Series A Capital Securities"). In connection with this issuance, Chase Capital I purchased from the Corporation $600 million of 7.67% Junior Subordinated Deferrable Interest Debentures, Series A ("Series A Subordinated Debentures"). The Series A Subordinated Debentures are the sole assets of the trust, bear interest at the rate of 7.67% per annum and mature on December 1, 2026. The Corporation has, by the terms of the indenture under which the Series A Subordinated Debentures were issued and the related trust agreement and guarantee, fully and unconditionally guaranteed all of Chase Capital I's obligations under the Series A Capital Securities. The Series A Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Series A Subordinated Debentures at their stated maturity or earlier redemption.

   Distributions on the Series A Capital Securities are payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1997 and are recorded as interest expense by the Corporation. The Series A Capital Securities are treated as Tier I Capital for the Corporation.

7 - PREFERRED STOCK OF SUBSIDIARY

In September 1996, Chase Preferred Capital Corporation ("Chase Preferred Capital"), a wholly owned subsidiary of The Chase Manhattan Bank, issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares"), with a liquidation preference of $25 per share. Chase Preferred Capital is a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on Series A Preferred Shares are cumulative and are payable quarterly in arrears commencing December 31, 1996 and are recorded as minority interest expense by the Corporation.

   The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On or after such date, the Series A Preferred Shares will be redeemed for cash at the option of Chase Preferred Capital, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends, if any, thereon. The Series A Preferred Shares are treated as Tier 1 Capital for the Corporation. The Series A Preferred Shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Chase Preferred Capital or the Corporation or any of its subsidiaries.

8 - PREFERRED STOCK

The Corporation is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. At both December 31, 1996 and 1995, 82.0 million shares of preferred stock were outstanding.

   Dividends on shares of each series of preferred stock are payable quarterly and are cumulative. All the preferred stocks outstanding have preference over the Corporation's common stock with respect to the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of the Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Corporation's preferred stocks outstanding:

                       Stated Value and               Shares     Outstanding at December 31,       Earliest        Rate in Effect at
                 Redemption Price Per Share(a)     (in millions)   1996 (in millions) 1995      Redemption Date    December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
10.50% Cumulative            $25.00                    5.6        $  140           $  140          9/30/1998            10.500%
9.76% Cumulative              25.00                    4.0           100              100          9/30/1999             9.760
10.96% Cumulative             25.00                    4.0           100              100          6/30/2000            10.960
10.84% Cumulative             25.00                    8.0           200              200          6/30/2001            10.840
9.08% Cumulative              25.00                    6.0           150              150          3/31/1997             9.080
8.375% Cumulative             25.00                   14.0           350              350           6/1/1997             8.375
8.50% Cumulative              25.00                    6.8           170              170          6/30/1997             8.500
8.32% Cumulative              25.00                    9.6           240              240          9/30/1997             8.320
7.92% Cumulative             100.00                    2.0(b)        200              200          10/1/1997             7.920
8.40% Cumulative              25.00                    6.9           172              172          3/31/1998             8.400
7.58% Cumulative             100.00                    2.0(b)        200              200           4/1/1998             7.580
7.50% Cumulative             100.00                    2.0(b)        200              200           6/1/1998             7.500
Adjustable Rate, Series L    100.00                    2.0           200              200          6/30/1999             5.964(c)
Adjustable Rate, Series N     25.00                    9.1           228              228          6/30/1999             6.035(c)
------------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                 82.0        $2,650           $2,650
------------------------------------------------------------------------------------------------------------------------------------

(a) Redemption price includes accrued but unpaid dividends, if any.
(b) Shares of such series are represented by 8.0 million depositary shares, each representing .25 of a share.
(c) Floating rates are based on certain money market rates. The minimum and maximum rates are 4.50% and 10.50%, respectively, for each of Series L and Series N Preferred.

9 - COMMON STOCK

The Corporation is authorized to issue 750 million shares of common stock, with a par value $1 per share. The number of shares of common stock issued and outstanding was as follows:

December 31,             1996              1995           1994
-------------------------------------------------------------------
Issued               440,747,317 (a)   457,587,675     447,110,332
Held in Treasury      (9,936,716)(a)   (22,583,225)    (18,337,533)
-------------------------------------------------------------------
Outstanding          430,810,601       435,004,450     428,772,799
-------------------------------------------------------------------

(a) Under the terms of the merger agreement on March 31, 1996, all 18.6 million treasury shares of Chase were cancelled and retired.

   During 1996, the Corporation repurchased approximately 26.7 million shares of its outstanding common stock. Of this amount, 15.2 million shares were repurchased primarily to meet the anticipated needs of the Corporation's employee stock option and incentive plans and were part of a buy-back program that terminated at September 30, 1996. The remaining 11.5 million shares were repurchased in the fourth quarter of 1996 as part of a stock repurchase plan announced in October 1996.

   During 1996, approximately 19.4 million shares were issued (of which 16.9 million were from treasury) under various employee stock option and incentive plans, and 3.2 million shares were issued (of which all were from treasury) upon the exercise of warrants which had originally been issued during 1993 by Chase in settlement of a legal action. The warrants expired June 30, 1996.

   During 1995, 7.6 million shares were issued from treasury in connection with the conversion of the Corporation's 10% convertible preferred stock and 6.9 million shares were issued in connection with the acquisition of the U.S. Trust securities processing businesses.

   As of December 31, 1996, approximately 76 million shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans and under the Corporation's Dividend Reinvestment Plan.

   Under the Corporation's Dividend Reinvestment Plan, stockholders may reinvest all or part of their quarterly dividends in shares of common stock.

   Common stock newly issued, or distributed from treasury, during 1996, 1995 and 1994 was as follows:

Year Ended December 31,             1996        1995        1994
-------------------------------------------------------------------
Employee Benefit and
  Compensation Plans(a)          19,357,254  17,649,425   2,104,924
Stock Warrants                    3,169,695      53,362       2,222
Conversion of 10% Convertible
  Preferred Stock                        --   7,639,424          --
Acquisition of U.S. Trust                --   6,883,685          --
Dividend Reinvestment and
  Stock Purchase Plans              118,080     385,513     998,665
-------------------------------------------------------------------
Total Shares Newly Issued or
  Distributed from Treasury(b)   22,645,029  32,611,409   3,105,811
-------------------------------------------------------------------

(a) Amount includes 11,184,277 and 11,385,569 shares of common stock issued in 1996 and 1995, respectively, under broad-based employee stock option plans. See Note Fourteen for a discussion of the Corporation's employee stock option plans.
(b) During 1996, 1995 and 1994, shares distributed from treasury were 20,056,837, 22,132,496 and 1,055,455, respectively.

10 - FEES FOR OTHER FINANCIAL SERVICES

Details of fees for other financial services were as follows:

Year Ended December 31, (in millions)               1996       1995       1994
--------------------------------------------------------------------------------
Commissions on Letters of Credit and Acceptances  $   330    $   350     $  334
Fees in Lieu of Compensating Balances                 295        281        314
Mortgage Servicing Fees                               204        212        180
Loan Commitment Fees                                  120        123        116
Other Fees                                            580        487        469
--------------------------------------------------------------------------------
Total Fees for Other Financial Services           $ 1,529    $ 1,453     $1,413
--------------------------------------------------------------------------------

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES


11 - RESTRUCTURING CHARGES AND OTHER EXPENSE

Restructuring Charges: In connection with the Merger, $1.9 billion of one-time merger-related costs have been identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. An additional $164 million of merger-related expenses, out of an expected $250 million of merger-related expenses, were incurred during 1996 and included in the Restructuring Charge and Expenses caption of the income statement. The remaining merger-related expenses are expected to be substantially incurred over the next year as these costs do not qualify for immediate recognition under an existing accounting pronouncement and were not included in the $1.65 billion charge taken on March 31, 1996. These costs will also be reflected in the Restructuring Charge and Expenses caption when incurred. The $1.9 billion of merger-related costs reflects severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with planned dispositions of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations of Chemical and Chase and other expenses related directly to the Merger (approximately $600 million).

   At December 31, 1996, the reserve balance associated with the above charge was approximately $917 million, of which $280 million related to severance and other termination-related costs, $540 million related to the disposition of certain facilities and premises and equipment, and $97 million related to other merger costs, including costs to eliminate redundant back office and other operations.

   The 1995 results included a $15 million restructuring charge relating to exiting from a futures brokerage business.

   In 1994, the Corporation incurred the following restructuring charges: $260 million taken in connection with a program to improve earnings per share, $105 million relating to a voluntary retirement program offered to eligible employees, $52 million for other productivity initiatives, and $48 million related to the closing of 50 New York branches and a staff reduction of 650.

Other Expense: Details of other expense were as follows:

Year Ended December 31, (in millions)      1996       1995          1994
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                   $  530     $  559        $  564
  Marketing Expense                          346        372           371
  Telecommunications                         326        333           294
  Amortization of Intangibles                169        182           192
  Minority Interest                           54         27            21
  FDIC Assessments                             9(a)     117(a)        250
  All Other                                1,206      1,101         1,242
--------------------------------------------------------------------------------
Total Other Expense                       $2,640     $2,691        $2,934
--------------------------------------------------------------------------------

(a) Reflects the impact of the reduction in the FDIC assessment rate.

12 - INCOME TAXES

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for income tax return and financial reporting purposes. The significant components of Federal deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)                                  1996       1995
--------------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for Credit Losses                               $  911     $  933
  Reserves Other Than Credit Losses                         1,004        716
  Fair Value Adjustments-Available-for-Sale-Securities        148        137
  Interest and Fee Accrual Differences                         91        101
  Foreign Operations                                          401        285
  Postretirement Benefits                                     279        270
  Other                                                       187        215
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                          $3,021     $2,657
--------------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing Transactions                                     $1,290     $1,120
  Pension Benefits                                             81        129
  Depreciation and Amortization                               156         83
  Other                                                       163        113
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                     $1,690     $1,445
--------------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve               $   98     $  115
--------------------------------------------------------------------------------
Net Federal Deferred Tax Asset After Valuation Reserve     $1,233     $1,097
--------------------------------------------------------------------------------

   The Corporation's valuation reserve for Federal income taxes of $98 million at December 31, 1996 related primarily to tax benefits associated with foreign operations which are subject to tax law limitations on realization. This valuation reserve was established in accordance with the requirements of SFAS 109 for tax benefits available to the Corporation but for which realization was in doubt. A Federal deferred tax asset has been recorded in accordance with SFAS 109 related to foreign deferred taxes. Foreign deferred tax liabilities were $220 million as of December 31, 1996. The Corporation expects that when paid, these foreign taxes will be creditable against its Federal income tax liability.

   Deferred New York State and City tax assets approximated $68 million as of December 31, 1996. The New York State and City valuation reserve of $148 million was released to income during the first quarter of 1996. Under the principles of SFAS 109, the valuation reserve is no longer required since realization of all New York State and City tax benefits is not in doubt.

   The components of income tax expense included in the Consolidated Statement of Income were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, (in millions)        1996         1995        1994
--------------------------------------------------------------------------------
Current Income Tax Expense:
Federal                                    $ 1,022      $ 1,232      $  605
Foreign                                        541          381         258
State and Local                                169          264         239
--------------------------------------------------------------------------------
Total Current Expense (Benefit)              1,732        1,877       1,102
--------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                        (99)        (164)        266
Foreign                                       (101)         111          42
State and Local                               (182)          18          65
--------------------------------------------------------------------------------
Total Deferred Expense (Benefit)              (382)         (35)        373
--------------------------------------------------------------------------------
Total Income Tax Expense                   $ 1,350      $ 1,842      $1,475
--------------------------------------------------------------------------------

   The preceding table does not reflect the tax effects of unrealized gains and losses with respect to available-for-sale securities that are recorded directly in stockholders' equity, pursuant to SFAS 115, and certain tax benefits associated with the Corporation's employee stock plans. Stockholders' equity increased by $254 million and $676 million, respectively, in 1996 and 1994 and decreased by $38 million in 1995 as a result of the tax effects.

   The tax expense applicable to securities gains and losses for the years 1996, 1995 and 1994 was $51 million, $68 million, and $73 million, respectively.

   A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

Year Ended December 31, (in millions)           1996         1995         1994
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense            $ 1,334      $ 1,684      $ 1,386
Increase (Decrease) in Tax Expense
  Resulting From:
(Recognized) Unrecognized Tax Benefits             --           --          (70)
Tax-Exempt Income                                 (27)         (50)         (48)
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                       (8)         183          197
Nondeductible Expense                              25           81           41
Other -- Net                                       26          (56)         (31)
--------------------------------------------------------------------------------
Total Income Tax Expense                      $ 1,350      $ 1,842      $ 1,475
--------------------------------------------------------------------------------

   The following table presents the domestic and foreign components of income before income taxes for the past three years.

Year Ended December 31, (in millions)           1996       1995       1994
--------------------------------------------------------------------------------
Domestic                                       $2,458     $3,710     $2,369
Foreign(a)                                      1,353      1,102      1,592
--------------------------------------------------------------------------------
Income Before Income Taxes                     $3,811     $4,812     $3,961
--------------------------------------------------------------------------------

(a) For purposes of this disclosure, foreign income is defined as income generated from operations located outside the United States.


13 - POSTRETIREMENT EMPLOYEE BENEFITS PLANS

New domestic postretirement plans for the Corporation were approved in 1996, and the prior plans of Chase and Chemical were merged as of December 31, 1996.

--------------------------------------------------------------------------------
PENSION PLANS

As of December 31, 1996, the Corporation had one noncontributory pension plan that provided defined benefits to substantially all domestic employees (the "domestic pension plan"). Commencing in 1997, the domestic pension plan employs a cash balance form of defined benefit formula that provides for benefits based on salary and service. The prior domestic pension plans of both Chase and Chemical also provided defined benefits to substantially all domestic employees. Chase's domestic plan employed a cash balance formula that provided for benefits based on salary and service, subject to a minimum benefit level, while Chemical's domestic plan included both a cash balance feature and a final-average-pay feature. Contributions to the Corporation's domestic pension plan are made within a range permitted under applicable law, consistent with the prior plans of Chase and Chemical.

   The accompanying tables present the funding status and the components of the net pension expense for the Corporation's domestic pension plan.

FUNDED STATUS OF DOMESTIC PENSION PLAN

December 31, (in millions)                                  1996          1995
--------------------------------------------------------------------------------
Actuarial Present Value of Benefit Obligation:
  Accumulated Benefit Obligation - Vested Benefits        $(1,746)      $(1,724)
  Accumulated Benefit Obligation - Nonvested Benefits         (54)          (71)
  Additional Benefits Based on Future Salary Levels          (228)         (226)
--------------------------------------------------------------------------------
Projected Benefit Obligation                               (2,028)       (2,021)
Plan Assets at Fair Value(a)                                2,349         2,419
Plan Assets in Excess of Projected Benefit Obligation         321           398
Unrecognized Net (Gain) Loss                                  (64)           83
Unrecognized Net (Asset)                                      (33)          (49)
Unrecognized Prior Service Cost (Benefit)                      66           (16)
--------------------------------------------------------------------------------
Prepaid Pension Cost Reported in Other Assets             $   290       $   416
--------------------------------------------------------------------------------
Weighted-Average Annualized Actuarial Assumptions:
  Discount Rate                                              7.50%         7.25%
  Rate of Increase in Future Compensation                    5.00          5.00
--------------------------------------------------------------------------------

(a) Consists primarily of listed stocks, fixed-income securities and participation rights.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

COMPONENTS OF DOMESTIC NET PENSION EXPENSE

Year Ended December 31, (in millions)              1996        1995       1994
--------------------------------------------------------------------------------
Cost of Benefits Earned                           $ 170       $ 146       $ 171
Interest Cost on Projected Benefit Obligation       123         126         104
Actual (Gain) Loss on Plan Assets                  (294)       (430)         16
Net Amortization and Deferral                        99         246        (196)
--------------------------------------------------------------------------------
Net Periodic Pension Expense Reported in
  Employee Benefits Expense                       $  98       $  88       $  95
--------------------------------------------------------------------------------
Weighted-Average Annualized
  Actuarial Assumptions:
    Discount Rate                                  7.25%       8.65%       7.39%
    Assumed Rate of Long-Term Return
      on Plan Assets                               8.50        9.32        8.50
    Rate of Increase in Future Compensation        5.00        5.41        5.42
--------------------------------------------------------------------------------

   During 1994, Chase offered and completed a voluntary retirement program in which eligible participants in the postretirement plans received accelerated and enhanced benefits if they elected to retire under the program. As a result of this voluntary retirement program, a restructuring charge of $105 million was taken, primarily relating to pension benefits.

   The Corporation also has a number of other defined benefit pension plans, domestic plans not subject to Title IV of the Employee Retirement Income Security Act and several foreign pension plans. The Corporation's funding strategy for these plans is based on plan and legal requirements. Employee Benefits expense related to these plans totaled $47 million in 1996, $45 million in 1995, and $30 million in 1994. At December 31, 1996 and 1995, the Corporation's liability included in Accrued Expenses related to those plans it has elected not to prefund fully totaled $177 million and $170 million, respectively.

   The Corporation has several defined contribution plans. The most significant is The 401(k) Savings Plan, which replaced similar plans of both Chase and Chemical. The plan, subject to certain limits, allows domestic employees to make tax-deferred investments and earn matching contributions from the Corporation. In addition, several foreign locations provide defined contribution plans. Employee Benefits expense related to all defined contribution plans totaled $95 million in 1996, $94 million in 1995 and $86 million in 1994.

   During 1996, the Corporation also recognized a one-time pre-tax $40 million charge as a result of conforming retirement benefits provided to foreign employees.

--------------------------------------------------------------------------------
POSTRETIREMENT MEDICAL AND LIFE INSURANCE

The Corporation provides postretirement medical and life insurance benefits to substantially all domestic employees who meet certain age and length-of-service requirements at retirement ("current benefits"). Consistent with the benefits previously provided by Chase and Chemical, the benefits provided by the Corporation commencing in 1997 vary with length of service and date of hire, and provide for limits on the Corporation's share of covered medical benefits. As with the prior benefits, the current medical benefits are contributory and the current life insurance benefits are noncontributory. The Corporation has not prefunded these benefits.

   Effective January 1, 1995, the Corporation adopted SFAS 106 for postretirement medical benefits for certain foreign employees. Consistent with the January 1, 1993 adoption of SFAS 106 for domestic employees, the Corporation elected to expense the entire unrecognized accumulated obligation as of the date of adoption of SFAS 106 related to its foreign employees via a one-time pre-tax charge of $17 million ($11 million after-tax).

   The accompanying tables present the components of the liability and periodic expense related to providing postretirement medical and life insurance benefits. The discount rates and rates of increase in future compensation used to determine the actuarial values for these benefits are generally consistent with those used for the domestic pension plan. During 1996, the assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 10.4%, declining gradually to a floor of 5.7%. The effect of a 1% increase in the assumed medical benefits cost trend rate would be to increase the 1996 periodic expense by approximately 5%. As of December 31, 1996, the cost trend rate used was 10% for 1997, declining gradually over seven years to a floor of 5.25%. The effect of a 1% increase in the assumed medical cost trend rate would be to increase the December 31, 1996 accumulated obligation by approximately 5%.

COMPONENTS OF POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY

December 31, (in millions)                             1996       1995
--------------------------------------------------------------------------------
Accumulated Benefit Obligation:
  Retirees                                            $(617)     $(651)
  Active Employees                                     (162)      (167)
--------------------------------------------------------------------------------
Accumulated Benefit Obligation                         (779)      (818)
Unrecognized Net (Gain) Loss                            (28)        40
Unrecognized Prior Service Cost                           2         --
--------------------------------------------------------------------------------
Accrued Postretirement Medical and Life Insurance
  Benefits Reported in Accrued Expenses               $(805)     $(778)
--------------------------------------------------------------------------------


COMPONENTS OF NET POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

Year Ended December 31, (in millions)              1996     1995      1994
--------------------------------------------------------------------------------
Cost of Benefits Earned                             $11     $  9      $ 10
Interest Cost on Accumulated Benefit Obligation      56       59        52
Amortization of Net Gain                             --       (3)       (1)
--------------------------------------------------------------------------------
Net Postretirement Medical and Life Insurance
  Expense Reported in Employee Benefits Expense     $67     $ 65      $ 61
--------------------------------------------------------------------------------

   The decrease in the accumulated benefit obligation as of December 31, 1996, resulted primarily from the changes in assumptions.

14 - EMPLOYEE STOCK-BASED INCENTIVES

Following is a description of the terms of stock-based awards granted during the past three years and a discussion of the pro forma impact that the fair-value-based method, if adopted for income statement recognition purposes, would have on the Corporation's earnings. As a result of the Merger, the Corporation assumed all outstandings awards of prior Chase plans at a conversion rate of 1.04 for each outstanding award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
KEY EMPLOYEE STOCK-BASED AWARDS

The Corporation has a long-term stock-based incentive plan (the "LTIP") that provides for grants of common stock-based awards, including stock options, restricted stock and restricted stock units ("RSUs"), to certain key employees. Awards were also granted under the prior Chase and Chemical plans. In addition, during 1995, a plan was initiated under which, effective January 1, 1996, a portion of incentive compensation exceeding specified levels is paid in restricted stock or RSUs.

   Under the LTIP and prior plans, stock options have been granted with exercise prices equal to the Corporation's common stock price on the grant date. Generally, options cannot be exercised until one year after the grant date, and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date. The accompanying table presents a summary of key employee option activity during the last three years.

KEY EMPLOYEE STOCK OPTIONS

                                                            1996                       1995                         1994
                                                 --------------------------  --------------------------  ---------------------------
(Amounts in thousands, except per share amounts) Number of Weighted-Average  Number of Weighted-Average  Number of  Weighted-Average
Year Ended December 31,                            Options   Exercise Price    Options   Exercise Price    Options    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                      21,836        $   35.83    21,924         $   33.27     18,003         $   31.37
Granted                                              5,327            58.32     4,937             42.09      6,033             36.34
Exercised                                           (5,132)           34.23    (4,389)            30.04     (1,405)            21.18
Cancelled                                             (430)           48.69      (636)            36.11       (707)            35.14
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31                    21,601(a)     $   41.49    21,836         $   35.83     21,924         $   33.27
------------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31                    12,995        $   34.91    12,748         $   32.45     12,793         $   30.34
------------------------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1996, 1,186,000 options (all exercisable) had exercise prices ranging from $10.22 to $25, or $14.17 on average, and a remaining life of 4.0 years; 15,448,000 options (11,803,000 were exercisable) had exercise prices ranging from $25 to $50, or $38.19 on average, and a weighted-average remaining contractual life of 6.5 years; 4,967,000 options (6,000 exercisable) had exercise prices ranging from $50 to $70.06, or $58.27 on average, and a remaining life of 9.0 years.

   Restricted stock and RSUs are granted at no cost to the recipient. Restricted stock and RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted common stock is entitled to voting rights and dividends. An RSU entitles the recipient to receive a share of common stock (or cash, in some cases) after a specified period of continued employment; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock.

   Under the LTIP, vesting for most restricted shares and RSUs accelerates if the stock price reaches and sustains target prices for a minimum period (the "targets"). For half of the award, vesting is conditioned solely on continued employment; for the other half, the award is forfeited in its entirety if the targets are not achieved ("forfeitable restricted stock and RSUs"). During 1996, 2,400,000 of such awards (all payable solely in stock) were granted. During 1995 and 1994, 859,000 (67,000 payable in cash) and 901,000 (68,000 payable in cash), respectively, of such awards were granted; all awards granted in 1995 and 1994 vested as a result of the targets having been achieved in 1996 and 1995.

   Additional restricted stock and RSUs are outstanding for which vesting is conditioned solely on continued employment. During 1996, 1995 and 1994, respectively, 207,000, 489,000 and 156,000 of such awards were granted. In 1996, these awards were primarily issued under the aforementioned plan, under which a portion of incentive compensation exceeding specified levels is paid in common stock. Awards in 1995 and 1994 were granted primarily under the previous Chase plan.

--------------------------------------------------------------------------------
BROAD-BASED EMPLOYEE STOCK OPTIONS

In December 1996, the Corporation adopted its Value Sharing Plan, under which
9.7 million options to purchase common stock were granted to substantially all full-time (150 options each) and part-time (75 options each) employees. The exercise price was equal to the stock price on the grant date. The options become exercisable after six years, or earlier if the stock price reaches and sustains target prices for a minimum period. The 1996 award is the first of what is intended to be three equal annual grants. The additional grants are expected to be issued in December 1997 and 1998 to eligible active employees on those dates. The exercise and target prices for these awards will be determined at the time of the grant; other terms will be similar to the 1996 awards. Both of the Corporation's predecessor institutions made similar awards in 1994. All outstanding options expire ten years after the grant date.

   Under the prior Chemical plan, 20 million options were granted in June 1994 to substantially all full-time (500 options each) and certain part-time (250 options each) employees. The options became exercisable during 1995 when the stock price targets were reached.

   Under the prior Chase plan, 16 million stock options were granted in January 1994 to substantially all full-time (400 options each) and certain part-time (200 options each) employees. Employees hired between January 1994 and June 1995 were awarded a proportionately reduced number of options with an exercise price equal to the then-current stock price. The options became exercisable in December 1995 as a result of Chase shareholder approval of the Merger.

   The following table presents the activity in the broad-based employee stock option plans during the past three years.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

BROAD-BASED EMPLOYEE STOCK OPTIONS

                                                             1996                       1995                          1994
                                                 --------------------------  --------------------------  ---------------------------
(Amounts in thousands, except per share amounts) Number of Weighted-Average  Number of Weighted-Average  Number of  Weighted-Average
Year Ended December 31,                            Options   Exercise Price   Options    Exercise Price    Options    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1                      18,536           $35.40    32,498            $36.39         --            $   --
Granted                                              9,676            86.38       450             39.76     36,203             36.15
Exercised                                          (11,184)           34.59   (11,386)            38.36         --                --
Cancelled                                             (150)           45.94    (3,026)            35.56     (3,705)            34.03
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31                    16,878(a)        $65.07    18,536            $35.40     32,498            $36.39
------------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31                     7,237           $36.69    18,536            $35.40         --            $   --
------------------------------------------------------------------------------------------------------------------------------------

(a) For options outstanding as of December 31, 1996, the exercise prices ranged from $30.77 to $86.38, and the average remaining contractual life was 8.8 years.

--------------------------------------------------------------------------------
COMPARISON OF THE FAIR- AND INTRINSIC-VALUE-BASED MEASUREMENT METHODS

SFAS No. 123 is effective for awards granted in 1995 and subsequent years. It establishes accounting and reporting standards for stock-based incentive plans, and allows two alternative methods for accounting for employee incentives: (a) the fair-value-based method, or (b) the intrinsic-value-based method, on which Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" was based.

   The Corporation elected to continue accounting for its employee stock-based compensation plans under the intrinsic-value-based method. No expense is recognized for stock options as they have no intrinsic value. Forfeitable restricted stock and RSUs are valued at the vesting date stock price. The expense for restricted stock and RSUs, other than forfeitable awards, is measured by the grant-date stock price. If the recipient may elect to receive cash payment in lieu of stock, expense is measured by the amount of cash paid. Stock compensation expense recognized in reported 1996 earnings totaled $65 million, before taxes.

   If the Corporation had adopted the fair-value-based method, options would be valued using a Black-Scholes model. Forfeitable restricted stock and RSUs would be valued at the grant-date stock price, after deducting the value assigned to the probability that the award would not reach the target price. Consistent with the intrinsic-value-based method, the expense for restricted stock and RSUs, other than forfeitable awards, is measured by the grant-date stock price; if the recipient may elect to receive cash payment in lieu of stock, expense is measured by the amount of cash paid. The pro forma net income and primary and fully diluted earnings per share impact, if the fair-value-based method was adopted, would have been as much as 1.5% lower than reported 1996 amounts, and as much as .5% lower than reported 1995 amounts. The impact of stock compensation on pro forma expense is expected to increase in 1997, as compared to 1996, primarily due to the impact of a full-year's pro forma expense associated with the Value Sharing Plan, under which options were granted in December 1996. Under both the intrinsic- and fair-value-based methods, the net impact on Stockholders' Equity is the same.

   The following table presents the assumptions (weighted, based on aggregate grant-date award values) used to derive the dividend-adjusted
Black-Scholes-derived grant-date fair value of options granted during the past year.

Year Ended December 31,                                  1996
--------------------------------------------------------------
Weighted-Average Annualized Assumptions:
  Risk-Free Interest Rate                                5.99%
  Expected Dividend Yield (a)                            3.50
  Expected Common Stock Price Volatility                   22
Weighted-Average Expected Life in Years:
  Key Employee Stock Options                              7.2
  Broad-Based Employee Stock Options                      5.1
--------------------------------------------------------------

(a) Expected dividend yield is based primarily on historical data at the grant dates.

   Under the fair-value-based method, the grant-date fair value for an option equals the sum of the annual probability of exercise or vested termination, multiplied by the dividend-adjusted Black-Scholes-derived value of an option terminating in that year. The weighted-average grant-date fair value per option for grants awarded during 1996 was $13.91 for options granted to key employees and $16.66 for options granted under the broad-based Value Sharing Plan. The weighted-average grant-date fair value for all restricted stock and for RSUs payable in stock granted to key employees during 1996 was $46.15 per share.

15 - RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

The Board of Governors of the Federal Reserve System ("Federal Reserve Board") require depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by the Corporation's bank subsidiaries with various Federal Reserve Banks was approximately $1.2 billion during both 1996 and 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The principal sources of the Corporation's income (on a parent company-only basis) are dividends and interest from The Chase Manhattan Bank and the other banking and nonbanking subsidiaries of the Corporation. Federal law imposes limitations on the payment of dividends by the subsidiaries of the Corporation that are state member banks of the Federal Reserve System (a "state member bank") or are national banks. Under such limitations, dividend payments by such banks are limited to the lesser of (i) the amount of "undivided profits" (as defined) and (ii) absent regulatory approval, an amount not in excess of "net income" (as defined) for the current year plus "retained net income" (as defined) for the preceding two years. Nonbank subsidiaries of the Corporation are not subject to such limitations.

   In accordance with the foregoing restrictions, the Corporation's bank subsidiaries could, during 1997, without the approval of their relevant banking regulators, pay dividends in the aggregate of approximately $1.5 billion to their respective bank holding companies, plus an additional amount equal to their net income from January 1, 1997 through the date in 1997 of any such dividend payment.

16 - CAPITAL

Under the risk-based capital guidelines of the Federal Reserve Board applicable to the Corporation in 1996, banking organizations are required to maintain certain ratios of "Qualifying Capital" to "risk-weighted assets." "Qualifying Capital" is classified into two tiers referred to as Tier 1 Capital and Tier 2 Capital. In addition, the Federal Reserve Board has another capital measure, the Tier 1 Leverage ratio. Banking organizations are required to maintain a minimum Total Risk-Based Capital ratio (Total Capital to risk-weighted assets) of 8%, of which at least 4% must be Tier 1 Capital. The minimum Tier 1 Leverage ratio is 3% for banking organizations that are generally considered strong, have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. Failure to meet regulatory minimum requirements could result in actions taken by regulators. Management believes that as of December 31, 1996 the Corporation has met all capital adequacy requirements to which it is subject.

   Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions and bank holding companies they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules) to be "well-capitalized," a banking organization must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and a Tier 1 Leverage ratio of at least 5% for banks and 4% for bank holding companies. The ratios for the Corporation and each of the Corporation's banking subsidiaries, including The Chase Manhattan Bank, Texas Commerce and Chase USA, exceeded the ratios required to be well capitalized at December 31, 1996. Management is not aware of any subsequent events that would alter this classification.

   The following tables present capital ratios and the components of capital for the Corporation and its significant banking subsidiaries. Assets and capital amounts for the Corporation's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for the Corporation reflect the elimination of intercompany transactions.

                                                         The Chase            Texas
December 31, 1996                   Corporation     Manhattan Bank         Commerce        Chase USA
----------------------------------------------------------------------------------------------------
Tier 1 Capital Ratio(a)(c)            8.15%(d)               7.59%            7.65%           10.19%
Total Capital Ratio(a)(c)            11.78%(d)              11.36%           10.86%           13.14%
Tier 1 Leverage Ratio(b)(c)           6.79%(d)               5.98%            6.39%            9.46%
----------------------------------------------------------------------------------------------------

(a) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(b) Tier 1 Capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).
(c) The provisions of SFAS 115 do not apply to the calculation of these ratios.
(d) Excludes the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chase Securities Inc., as well as the Corporation's investment in such subsidiary. Including the Corporation's securities subsidiary, Chase Securities Inc., the December 31, 1996 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.37%, 12.29% and 6.39%, respectively.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

                                                                                 The Chase         Texas
December 31, 1996 (in millions)                              Corporation    Manhattan Bank      Commerce     Chase USA
----------------------------------------------------------------------------------------------------------------------
TIER 1 CAPITAL:
Common Stockholders' Equity                                     $ 18,632          $ 16,036       $ 1,769       $ 2,588
Nonredeemable Preferred Stock                                      2,650                --            --            --
Minority Interest                                                  1,294(a)            126            --            --
Less: Goodwill                                                     1,353               368           326           334
      Non-Qualifying Intangible Assets                               128                37            96            --
      50% Investment in Securities Subsidiary                        780                --            --             1
----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                                    20,315            15,757         1,347         2,253
----------------------------------------------------------------------------------------------------------------------
TIER 2 CAPITAL:
Long-Term Debt and Other Instruments Qualifying as Tier 2          6,709             5,229           345           375
Qualifying Allowance for Credit Losses                             3,121             2,598           220           278
Less: 50% Investment in Securities Subsidiary                        780                --            --            --
----------------------------------------------------------------------------------------------------------------------
Tier 2 Capital                                                     9,050             7,827           565           653
----------------------------------------------------------------------------------------------------------------------
Total Qualifying Capital                                        $ 29,365          $ 23,584       $ 1,912       $ 2,906
----------------------------------------------------------------------------------------------------------------------
Risk-Weighted Assets(b)                                         $249,215          $207,655       $17,604       $22,113
----------------------------------------------------------------------------------------------------------------------
Adjusted Average Assets                                         $299,047          $263,707       $21,071       $23,819
----------------------------------------------------------------------------------------------------------------------

(a) In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for the Corporation includes $550 million and $600 million in preferred stock instruments issued in 1996 by subsidiaries of the Corporation. For a further discussion see Notes Six and Seven.
(b) Includes off-balance sheet risk-weighted assets in the amounts of $79,099 million, $74,373 million, $3,824 million and $103 million, respectively, at December 31, 1996.

17 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as ALM. Such derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. A discussion of the credit and market risks involved with these financial instruments is included the first six paragraphs of the Derivative and Foreign Exchange Financial Instruments section of the MD&A on pages 52-53, paragraphs one through three and five through seven of the Credit Risk Management section of the MD&A on pages 48-49, and paragraphs one, two and eight through ten of the Market Risk Management section of the MD&A on page 54.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The credit risk associated with the Corporation's trading activities is recorded on the balance sheet. The effects of any market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

Derivative and Foreign Exchange Instruments Used for Purposes Other Than
Trading: A discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for ALM activities is included in the first four paragraphs of the Asset/Liability Management discussion of the MD&A on pages 55-56, paragraph seven on page 57 and paragraph four on page 58.

   At December 31, 1996, gross deferred gains and gross deferred losses relating to closed derivative contracts used in ALM activities were $584 million and $626 million, respectively. The Corporation also uses selected derivative financial instruments to manage its sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. At December 31, 1996, deferred gains and losses associated with anticipatory ALM transactions were insignificant.

   The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Notional Amounts(a)          Credit Exposure
                                                          --------------------------    -------------------
December 31, (in billions)                                  1996             1995        1996         1995
-----------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Futures, Forwards and Forward Rate Agreements
  Trading                                                 $  1,209.6     $  1,047.5     $   0.5     $   1.3
  Asset and Liability Management                                30.8           40.0          --         0.1
Interest Rate Swaps
  Trading                                                    2,300.3        1,692.6        11.4        10.4
  Asset and Liability Management                                96.4           69.7         0.7         0.3
Purchased Options
  Trading                                                      172.7          147.2         2.3         0.7
  Asset and Liability Management                                15.5           26.0          --          --
Written Options
  Trading                                                      199.4          161.0          --          --
  Asset and Liability Management                                 1.4            6.4          --          --
-----------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                             $  4,026.1     $  3,190.4     $  14.9     $  12.8
-----------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                                 $  1,308.6     $  1,352.1     $  10.0     $   8.8
  Asset and Liability Management                                60.1           10.9          --          --
Other Foreign Exchange Contracts(b)
  Trading                                                      267.4          241.6         3.8         3.6
  Asset and Liability Management                                 4.2            1.6          --          --
-----------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                          $  1,640.3     $  1,606.2     $  13.8     $  12.4
-----------------------------------------------------------------------------------------------------------
STOCK INDEX OPTIONS AND COMMODITY CONTRACTS
  Trading                                                 $     45.7     $     37.7     $   1.7     $   1.0
-----------------------------------------------------------------------------------------------------------
Total Stock Index Options and Commodity Contracts         $     45.7     $     37.7     $   1.7     $   1.0
-----------------------------------------------------------------------------------------------------------
Total Credit Exposure Recorded on the Balance Sheet                                     $  30.4     $  26.2
-----------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and stock index options and commodity contracts were $521.5 billion, $9.5 billion and $6.4 billion, respectively, at December 31, 1996, compared with $417.7 billion, $10.6 billion and $5.1 billion, respectively, at December 31, 1995. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $89.6 billion, $94.2 billion and $87.8 billion, respectively, at December 31, 1996, compared with $92.2 billion, $92.4 billion and $58.6 billion, respectively, at December 31, 1995.

Classes of Derivative and Foreign Exchange Instruments: The following classes of derivative and foreign exchange instruments refer to instruments that are used by the Corporation for purposes of both trading and ALM.

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

   Interest rate options, which include caps and floors, are contracts which transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate caps, floors and other options, the Corporation receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, the Corporation pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future. Foreign currency options are similar to interest rate option contracts, except that they are based on currencies instead of interest rates.

   The Corporation's use of written options as part of its ALM is permitted only in those circumstances where they are specifically linked to purchased options. All unmatched written options are included in the trading portfolio at their estimated fair value.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

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

   Derivatives and foreign exchange instruments are generally either negotiated over-the-counter ("OTC") contracts or standardized contracts executed on a recognized exchange. Standardized exchange-traded derivatives primarily include futures and options. Negotiated OTC derivatives are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise price and maturity.

   Included as part of the financial instruments presented in the preceding notional table are transactions involving "when-issued securities" which the Corporation enters into primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued, and are not recorded on the balance sheet until issued. However, these commitments are marked-to-market with the resulting gains or losses reflected in trading revenue.


18 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

In addition to using derivative and foreign exchange financial instruments, the Corporation also utilizes lending-related financial instruments in order to meet the financing needs of its customers. The Corporation issues commitments to extend credit, standby and other letters of credit and guarantees, and also provides securities-lending services. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Corporation's actual future credit exposure or liquidity requirements for such commitments.

   At December 31, 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the Corporation allocated $70 million of its allowance for credit losses to letters of credit and guarantees, which is reported in Other Liabilities. For a further discussion, see Note One on page
69. The following table summarizes the contract amounts relating to the Corporation's lending-related financial instruments at December 31, 1996 and 1995.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

December 31, (in millions)                              1996            1995
--------------------------------------------------------------------------------
Commitments to Extend Credit                          $94,278(a)      $95,555
Standby Letters of Credit and Guarantees (Net of
   Risk Participations of $5,205 and $6,241)           30,843          24,745
Other Letters of Credit                                 5,588           5,907
Customers' Securities Lent                             38,715          27,169
--------------------------------------------------------------------------------

(a) Excludes credit card commitments of $54.2 billion and $47.6 billion at December 31, 1996 and 1995, respectively.

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

   Customers' securities lent are customers' securities held by the Corporation, as custodian, which are lent to third parties. The Corporation obtains collateral, with a market value exceeding 100% of the contract amount, for customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

19 - CREDIT RISK CONCENTRATIONS

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

   The Corporation regularly monitors various segments of its credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. The initial segmentation of the portfolio for this purpose is by product within the consumer portfolio and by industry within the commercial portfolio. The table below indicates major product and industry segments including both on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Corporation's exposures within these major segments can be diversified by risk rating, maturity, geography and segmented within industry classifications. These diversification factors reduce concentration risk. For the geographic concentration of residential mortgages and credit card outstandings, reference is made to the tables entitled Residential Mortgage Loans by Geographic Region and Domestic Credit Card Receivables by Geographic Region within the Domestic Consumer Portfolio section of the MD&A on page 50. For a discussion of the Corporation's credit exposure to financial institutions, reference is made to the Derivative and Foreign Exchange Financial Instruments discussion included on pages 52-53 of the MD&A. Also, see pages 51 and 52 of the MD&A for a discussion of the domestic commercial real estate portfolio (which discloses its concentration, primarily in the New York/New Jersey and Texas markets) and for a discussion of cross-border exposure within the foreign portfolio (which discloses its concentration in Latin America, principally Brazil and Mexico).

   Management believes the current credit risk portfolio is well diversified and does not contain unusual concentration risks.

                                         1996 Distributions                       1995 Distributions
                              --------------------------------------     --------------------------------------
                                Credit     On-Balance    Off-Balance       Credit     On-Balance    Off-Balance
December 31, (in billions)    Exposure          Sheet          Sheet     Exposure          Sheet          Sheet
---------------------------------------------------------------------------------------------------------------
Credit Cards                  $   66.9        $  12.7        $  54.2     $   65.2        $  17.6        $  47.6
Residential Mortgages             39.4           37.9            1.5         37.4           35.2            2.2
Depository Institutions           25.1           13.0           12.1         24.7           12.8           11.9
Auto Financings                   11.8           11.8           --            8.4            8.4           --
Commercial Real Estate             8.4            6.7            1.7          8.4            7.5            0.9
---------------------------------------------------------------------------------------------------------------
Total                         $  151.6        $  82.1        $  69.5     $  144.1        $  81.5        $  62.6
---------------------------------------------------------------------------------------------------------------

20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Fair values among financial institutions are not comparable due to the wide range of permitted valuation techniques and numerous estimates that must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of the Corporation compared with other financial institutions.

   The following summary presents the methodologies and assumptions used to estimate the fair value of the Corporation's financial instruments, required to be valued pursuant to SFAS 107.

--------------------------------------------------------------------------------
FINANCIAL ASSETS

Assets for Which Fair Value Approximates Carrying Value: The fair values of certain financial assets carried at cost, including cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses. The fair value of loans held for accelerated disposition is also considered to approximate carrying value. As discussed in Note One, such loans are carried at the lower of cost or current estimated disposition value.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

Trading Assets: The Corporation carries trading assets, which includes debt and equity instruments as well as the positive fair value on derivative and foreign exchange instruments, at estimated fair value.

Securities: Held-to-maturity securities are carried at amortized cost. Available-for-sale securities and related derivative contracts are carried at fair value. The fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively-traded securities is based on independent broker quotations.

Loans: Loans are valued using methodologies suitable for each loan type as discussed below.

   The fair value of the Corporation's commercial loan portfolio is estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows are adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes. Generally, emerging market loans are valued based on secondary market prices.

   For consumer installment loans and residential mortgages for which market rates for comparable loans are readily available, the fair values are estimated by discounting cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks and thrifts; for residential mortgages, secondary market yields for comparable MBSs, adjusted for risk, are used. The fair value of credit card receivables is estimated by discounting expected cash flows. The discount rates used incorporate the effects of interest rate changes only, since the estimated cash flows are adjusted for credit risk.

Other Assets: This caption consists primarily of equity investments, including venture capital investments. The fair value of these investments is determined on an individual basis. The valuation methodologies include market values of publicly-traded securities, independent appraisals, and cash flow analyses.

--------------------------------------------------------------------------------
FINANCIAL LIABILITIES

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

Domestic Time Deposits: The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity.

Trading Liabilities: The Corporation carries trading liabilities, which include securities sold, not yet purchased, structured notes as well as derivatives and foreign exchange instruments, at estimated fair value. These instruments are valued using either quoted market prices, pricing models, quoted market prices of financial instruments with similar characteristics or discounted cash flows. For the estimated fair value of trading liabilities, see Note Two.

Long-Term Debt: The valuation of long-term debt, including the Series A Capital Securities, takes into account several factors, including current market interest rates and the Corporation's credit rating. Quotes are gathered from various investment banking firms for indicative yields for the Corporation's securities over a range of maturities.

--------------------------------------------------------------------------------
UNUSED COMMITMENTS AND LETTERS OF CREDIT

The Corporation has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material.

   The following table presents the carrying value and estimated fair value at December 31, 1996 and 1995 of financial assets and liabilities valued under SFAS 107 and certain derivative contracts used for ALM activities related to such financial assets and liabilities. The table excludes those derivative contracts used by the Corporation to manage the risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107. At December 31, 1996, the carrying value of the derivative contracts was $62.1 million, and gross unrecognized gains and losses were $41.6 million and $57.7 million, respectively, resulting in an estimated fair value of $46.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Financial Assets/Financial Liabilities
                                                                ------------------------------------------
                                                                                           Estimated
                                                                 Carrying                       Fair
December 31, 1996 (in millions)                                     Value(a)(b)                Value(a)(b)
----------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value          $ 65,517                   $ 65,517
Trading Assets - Debt and Equity Instruments                       30,377                     30,377
Trading Assets - Risk Management Instruments                       29,579                     29,579
Securities Available-for-Sale                                      44,691                     44,691
Securities Held-to-Maturity                                         3,855                      3,849
Loans, Net of Allowance for Loan Losses                           151,543                    153,541
Derivatives in Lieu of Cash Market Instruments(d)                     118                        149
Other Assets                                                        2,824                      3,128
----------------------------------------------------------------------------------------------------
  Total Financial Assets                                         $328,504                   $330,831
----------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value     $225,647                   $225,647
Domestic Time Deposits                                             37,047                     37,482
Trading Liabilities                                                38,136                     38,136
Long-Term Debt                                                     12,714                     12,782
Series A Capital Securities                                           600                        579
----------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                    $314,144                   $314,626
----------------------------------------------------------------------------------------------------

December 31, 1995 (in millions)
----------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value          $ 52,235                   $ 52,235
Trading Assets - Debt and Equity Instruments                       26,212                     26,212
Trading Assets - Risk Management Instruments                       25,825                     25,825
Securities Available-for-Sale                                      37,141                     37,141
Securities Held-to-Maturity                                         4,628                      4,659
Loans, Net of Allowance for Loan Losses                           146,423                    151,078
Derivatives in Lieu of Cash Market Instruments(d)                      68                        117
Other Assets                                                        2,095                      2,612
----------------------------------------------------------------------------------------------------
  Total Financial Assets                                         $294,627                   $299,879
----------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value     $208,786                   $208,790
Domestic Time Deposits                                             27,113                     27,368
Trading Liabilities                                                34,341                     34,341
Long-Term Debt                                                     12,825                     13,199
----------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                    $283,065                   $283,698
----------------------------------------------------------------------------------------------------

                                                                         Derivative Contracts Used for ALM Activities
                                                                   --------------------------------------------------------
                                                                                       Gross          Gross    Estimated
                                                                   Carrying     Unrecognized   Unrecognized         Fair
December 31, 1996 (in millions)                                       Value(c)         Gains         Losses        Value(e)
---------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value               $  24             $ 21          $ (10)       $  35
Trading Assets - Debt and Equity Instruments                           --                --            --           --
Trading Assets - Risk Management Instruments                           --                --            --           --
Securities Available-for-Sale                                           (53)             --            --            (53)
Securities Held-to-Maturity                                            --                --            --           --
Loans, Net of Allowance for Loan Losses                                 133              311           (440)           4
Derivatives in Lieu of Cash Market Instruments(d)                       118              180           (149)         149
Other Assets                                                           --                --            --           --
------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                              $ 222             $512          $(599)       $ 135
------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value          $   8             $ 73          $(124)       $ (43)
Domestic Time Deposits                                                  158               76           (173)          61
Trading Liabilities                                                    --                --            --           --
Long-Term Debt                                                          (90)             116           (111)         (85)
Series A Capital Securities                                            --                --            --           --
------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                         $  76             $265          $(408)       $ (67)
------------------------------------------------------------------------------------------------------------------------

December 31, 1995 (in millions)
------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value               $  (1)            $  4          $  (1)       $   2
Trading Assets - Debt and Equity Instruments                           --                --            --           --
Trading Assets - Risk Management Instruments                           --                --            --           --
Securities Available-for-Sale                                           (78)             --            --            (78)
Securities Held-to-Maturity                                            --                --            --           --
Loans, Net of Allowance for Loan Losses                                 103              159           (370)        (108)
Derivatives in Lieu of Cash Market Instruments(d)                        68              276           (227)         117
Other Assets                                                           --                --            --           --
------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                              $  92             $439          $(598)       $ (67)
------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value          $   6             $ 93          $ (50)       $  49
Domestic Time Deposits                                                  235              462           (254)         443
Trading Liabilities                                                    --                --            --           --
Long-Term Debt                                                           29              163            (41)         151
------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                         $ 270             $718          $(345)       $ 643
------------------------------------------------------------------------------------------------------------------------


(a) The carrying value and estimated fair value include the carrying value and estimated fair value of derivative contracts used for ALM activities.

(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet. The Corporation uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as securities available-for-sale, loans and deposits. Gross unrecognized gains and losses from daily margin settlements on open futures contracts were $4 million and $1 million, respectively, at December 31, 1996.

(c) The carrying value of derivatives used for ALM activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities which are carried at fair value and are included in Securities:
Available-for-Sale on the balance sheet.

(d) Represents derivative contracts that, as part of the Corporation's ALM activities, are used in place of cash market instruments. See Note One for a further discussion.

(e) Derivative contracts used for ALM activities were valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

21 - COMMITMENTS AND CONTINGENCIES

At December 31, 1996, the Corporation and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on the Corporation affecting its ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with initial and remaining noncancelable lease terms in excess of one year as of December 31, 1996 were as follows:

YEAR ENDED DECEMBER 31, (in millions)
-------------------------------------------------------------------------------
1997                                                                    $   337
1998                                                                        292
1999                                                                        255
2000                                                                        233
2001                                                                        206
After                                                                       841
-------------------------------------------------------------------------------
Total Minimum Payments Required                                         $ 2,164
-------------------------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases                    $  (176)
-------------------------------------------------------------------------------
Net Minimum Payment Required                                            $ 1,988
-------------------------------------------------------------------------------

   Total rental expense was as follows:

YEAR ENDED DECEMBER 31, (in millions)    1996             1995             1994
-------------------------------------------------------------------------------
Gross Rentals                           $ 526            $ 558            $ 579
Sublease Rentals                         (177)            (173)            (153)
-------------------------------------------------------------------------------
Total Rent Expense                      $ 349            $ 385            $ 426
-------------------------------------------------------------------------------

   At December 31, 1996 and 1995, assets amounting to $58 billion and $57 billion, respectively, were pledged to secure public deposits and for other purposes. The significant components of the $58 billion of assets pledged at December 31, 1996 were as follows: $21 billion were loans, $13 billion were securities, and the remaining $24 billion were primarily trading assets. These amounts compare with $21 billion of loans, $16 billion of securities, and $20 billion of trading assets pledged at December 31, 1995.

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

   The Corporation may guarantee the obligations of its subsidiaries. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of the Corporation. See Note Six for a discussion of the Corporation's guarantees of long-term debt issues for its subsidiaries.

22 - INTERNATIONAL OPERATIONS

The following table presents average assets and income statement information relating to international and domestic operations of the Corporation by major geographic areas, based on the domicile of the customer. The Corporation defines international activities as business transactions that involve customers residing outside of the United States. However, a definitive separation of the Corporation's domestic and foreign businesses cannot be performed because many of the Corporation's domestic operations service international business.

   As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. Estimates of the following are allocated on a management accounting basis: stockholders' equity, interest costs charged to users of funds, and overhead, administrative and other expenses incurred by one area on behalf of another. The provision for credit losses is allocated based on charge-off experience and risk characteristics of the portfolio.

   The Corporation considers the balance in the allowance for credit losses to be available for both domestic and foreign exposures; however, a portion of the allowance is allocated to international operations based on a methodology consistent with the allocation of the provision for credit losses, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Average                                 Income Before          Net
For the Year Ended December 31, (in millions)     Assets       Revenue(a)    Expense(b)   Income Taxes       Income
-------------------------------------------------------------------------------------------------------------------
1996
Europe                                          $ 56,718       $ 2,057       $ 1,210            $  847       $  525
Asia and Pacific                                  29,920         1,005           741               264          164
Latin America and the Caribbean                   17,794           530           343               187          126
Middle East and Africa                             1,386            68            26                42           26
Other(c)                                           2,252            23            13                10            6
-------------------------------------------------------------------------------------------------------------------
Total International                              108,070         3,683         2,333             1,350          847
Total Domestic                                   213,170        12,169         9,708             2,461        1,614
-------------------------------------------------------------------------------------------------------------------
Total Corporation                               $321,240       $15,852       $12,041            $3,811       $2,461
-------------------------------------------------------------------------------------------------------------------

1995
Europe                                          $ 45,376       $ 1,471       $   928            $  543       $  342
Asia and Pacific                                  30,348         1,124           730               394          251
Latin America and the Caribbean                   19,833           800           433               367          232
Middle East and Africa                             1,635            67            34                33           21
Other(c)                                           1,731            20            12                 8            5
-------------------------------------------------------------------------------------------------------------------
Total International                               98,923         3,482         2,137             1,345          851
Total Domestic                                   208,462        11,478         8,011             3,467        2,108
-------------------------------------------------------------------------------------------------------------------
Total Corporation                               $307,385       $14,960       $10,148            $4,812       $2,959
-------------------------------------------------------------------------------------------------------------------

1994
Europe                                          $ 44,969       $ 1,385       $   922            $  463       $  293
Asia and Pacific                                  22,717           872           689               183          125
Latin America and the Caribbean                   19,549         1,469           628               841          553
Middle East and Africa                             1,509            63            27                36           26
Other(c)                                           1,141            37            20                17            8
-------------------------------------------------------------------------------------------------------------------
Total International                               89,885         3,826         2,286             1,540        1,005
Total Domestic                                   197,188        11,187         8,766             2,421        1,481
-------------------------------------------------------------------------------------------------------------------
Total Corporation                               $287,073       $15,013       $11,052            $3,961       $2,486
-------------------------------------------------------------------------------------------------------------------

(a) Revenue is comprised of Net Interest Income and Noninterest Revenue.

(b) Expense is comprised of Noninterest Expense and Provision for Credit Losses.

(c) No geographic region included in Other International amounts to more than 10% of the total for the Corporation.

23 - PARENT COMPANY

Condensed financial information of The Chase Manhattan Corporation, the Parent Company, is presented on the following page.

   For purposes of preparing the Statement of Cash Flows, cash and cash equivalents are those amounts included in the balance sheet caption Cash with Banks.

                                                 THE CHASE MANHATTAN CORPORATION
                                                                AND SUBSIDIARIES

PARENT COMPANY - BALANCE SHEET
December 31, (in millions)                                    1996          1995
--------------------------------------------------------------------------------
Assets
Cash with Banks                                            $    12       $   336
Deposits with Banking Subsidiaries                           4,136         6,220
Securities Purchased Under Resale Agreements                 1,478           515
Available-for-Sale Securities                                   38           188
Short-Term Advances to Banking Subsidiaries                    100             3
Short-Term Advances to Nonbanking Subsidiaries               1,895         2,085
Long-Term Advances to Banking Subsidiaries                   4,602         4,467
Long-Term Advances to Nonbanking Subsidiaries                  570           580
Investment (at Equity) in Banking Subsidiaries              22,206        20,976
Investment (at Equity) in Nonbanking Subsidiaries            2,387         2,325
Other Assets                                                   530           652
--------------------------------------------------------------------------------
Total Assets                                               $37,954       $38,347
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper           $ 4,775       $ 6,329
Other Liabilities                                            1,024           508
Long-Term Debt(a)                                           11,161        10,674
--------------------------------------------------------------------------------
Total Liabilities                                           16,960        17,511
Stockholders' Equity                                        20,994        20,836
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $37,954       $38,347
--------------------------------------------------------------------------------

(a) At December 31, 1996, aggregate annual maturities for all issues for the years 1997 through 2001 were $1,270 million, $1,084 million, $1,531 million, $1,134 million and $962 million, respectively.

PARENT COMPANY - STATEMENT OF INCOME
Year Ended December 31, (in millions)             1996          1995        1994
--------------------------------------------------------------------------------
Income
Dividends from Banking Subsidiaries             $1,993(a)     $1,601      $1,606
Dividends from Nonbanking Subsidiaries               7            15         102
Interest from Banking Subsidiaries                 610           530         497
Interest from Nonbanking Subsidiaries              205           232         142
Interest on Available-for-Sale Securities            8            16          11
All Other Income                                     5           162          89
--------------------------------------------------------------------------------
Total Income                                     2,828         2,556       2,447
--------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                               293           328         175
  Long-Term Debt                                   742           744         618
All Other Expense                                   97            61          83
--------------------------------------------------------------------------------
Total Expense                                    1,132         1,133         876
--------------------------------------------------------------------------------
Income Before Income Tax Benefit
  and Equity in Undistributed Net Income
  of Subsidiaries                                1,696         1,423       1,571
Income Tax Benefit                                 117            73          46
Equity in Undistributed Net Income
  of Subsidiaries                                  648         1,463         869
--------------------------------------------------------------------------------
Net Income                                      $2,461        $2,959      $2,486
--------------------------------------------------------------------------------

(a) Includes a noncash dividend of $657 million.

PARENT COMPANY - STATEMENT OF CASH FLOWS
Year Ended December 31, (in millions)                                1996           1995           1994
-------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                        $ 2,461        $ 2,959        $ 2,486
Less -- Net Income of Subsidiaries                                  2,648          3,079          2,577
-------------------------------------------------------------------------------------------------------
Parent Company Net Loss                                              (187)          (120)           (91)
Add -- Dividends from Subsidiaries                                  1,343          1,616          1,708
Other -- Net                                                          140            (60)           221
-------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                           1,296          1,436          1,838
-------------------------------------------------------------------------------------------------------
Investing Activities
Net Change in Deposits with Banking Subsidiaries                    2,084         (1,424)        (2,628)
Net Change in Short-Term Advances to Subsidiaries                      94           (168)         1,045
Net Change in Long-Term Advances to Subsidiaries                     (125)           100           (245)
Net Change in Investment (at Equity) in Subsidiaries                    8           (218)          (189)
Net Change in Securities Purchased Under Resale Agreements           (963)           410            111
Proceeds from the Maturity of Available-for-Sale Securities           150            105            425
Proceeds from the Sale of Available-for-Sale Securities              --               13             13
Purchase of Available-for-Sale Securities                            --              (40)          (323)
Proceeds from Divestitures of Nonstrategic Businesses                --              490           --
Other -- Net                                                          (34)           (12)          (101)
-------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                    1,214           (744)        (1,892)
-------------------------------------------------------------------------------------------------------
Financing Activities
Net Change in Other Borrowed Funds                                 (1,630)           581          2,186
Proceeds from the Issuance of Long-Term Debt                        1,880          1,804          1,679
Repayments of Long-Term Debt                                       (1,367)        (1,201)        (2,062)
Proceeds from the Issuance of Stock                                 1,082            740            511
Purchase of Treasury Stock                                         (1,611)        (1,389)          (693)
Redemption of Preferred Stock                                        --             --             (643)
Cash Dividends Paid                                                (1,188)          (978)          (914)
-------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                   (2,834)          (443)            64
-------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                      (324)           249             10
Cash with Banks at the Beginning of the Year                          336             87             77
-------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                            $    12        $   336        $    87
-------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                $ 1,041        $ 1,060        $   784
Taxes Paid (Refunded)                                             $ 1,297        $   957        $  (178)
-------------------------------------------------------------------------------------------------------

SUPPLEMENTARY DATA                               THE CHASE MANHATTAN CORPORATION
QUARTERLY FINANCIAL INFORMATION                                AND SUBSIDIARIES

(in millions, except per share and stock price data)                 1996                                      1995
--------------------------------------------------------------------------------------------------------------------------------
                                                       4th      3rd        2nd        1st       4th        3rd      2nd      1st
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                $ 2,082  $ 2,069    $ 2,023    $ 2,166   $ 2,078    $ 2,069  $ 2,028  $ 2,027
Provision for Credit Losses                            182      220        250        245       186        192      195      185
Noninterest Revenue                                  1,856    1,856      1,931      1,869     1,765      1,710    1,726    1,557
Noninterest Expense (excluding
  Restructuring Costs)                               2,303    2,288      2,302      2,437     2,364      2,332    2,344    2,335
--------------------------------------------------------------------------------------------------------------------------------
Income Before Restructuring Costs,
  Income Tax Expense (Benefit) and
    Effect of Accounting Change                      1,453    1,417      1,402      1,353     1,293      1,255    1,215    1,064
Restructuring Costs(a)                                 104       32         22      1,656      --         --         15     --
Income Tax Expense (Benefit)                           513      527        524       (214)      466        491      471      414
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Effect of Accounting Change       836      858        856        (89)      827        764      729      650
Effect of Change in Accounting Principle              --       --         --         --        --         --       --        (11)(b)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                  $   836  $   858    $   856    $   (89)  $   827    $   764  $   729  $   639
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Applicable to Common Stock       $   781  $   803    $   801    $  (143)  $   773    $   708  $   673  $   578
--------------------------------------------------------------------------------------------------------------------------------
Per Common Share:
Primary:
  Income Before Restructuring Costs and
    Accounting Change                              $  1.89  $  1.85    $  1.83    $  1.98   $  1.73    $  1.58  $  1.56  $  1.37
  Income (Loss) After Restructuring Costs
    and Before Effect of Accounting Change         $  1.74  $  1.80    $  1.80    $  (.32)  $  1.73    $  1.58  $  1.54  $  1.37
  Net Income (Loss) Per Share                      $  1.74  $  1.80    $  1.80    $  (.32)  $  1.73    $  1.58  $  1.54  $  1.34(b)
Assuming Full Dilution:
  Income Before Restructuring Costs and
    Accounting Change                              $  1.88  $  1.83    $  1.82    $  1.97   $  1.73    $  1.55  $  1.54  $  1.36
  Income (Loss) After Restructuring Costs
    and Before Effect of Accounting Change         $  1.74  $  1.78    $  1.79    $  (.32)  $  1.73    $  1.55  $  1.52  $  1.36
  Net Income (Loss) Per Share                      $  1.74  $  1.78    $  1.79    $  (.32)  $  1.73    $  1.55  $  1.52  $  1.33(b)
--------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Declared Per Share                  $   .56  $   .56    $   .56    $   .56   $   .50    $   .50  $   .50  $   .44
Average Common and Common
  Equivalent Shares                                  447.7    447.2      444.8      446.1     446.0      448.4    436.2    430.5
Average Common Shares Assuming
  Full Dilution                                      448.8    450.5      448.4      449.1     447.7      456.4    444.4    439.5
--------------------------------------------------------------------------------------------------------------------------------
Stock Price Per Common Share:(c)
  High                                             $ 95.88  $ 81.25    $ 74.38    $ 73.50   $ 64.75    $ 61.63  $ 48.75  $ 40.88
  Low                                                79.88    64.25      64.25      52.13     53.88      46.25    37.50    35.75
  Close                                              89.38    80.13      70.63      70.50     58.75      60.88    47.25    37.75
--------------------------------------------------------------------------------------------------------------------------------

(a) For a discussion of restructuring costs, see Note Eleven on page 77.

(b) On January 1, 1995, the Corporation adopted SFAS 106 for the accounting for other postretirement benefits relating to the Corporation's foreign plans. Primary and fully-diluted net income per share were each reduced by $.03 per share as a result of the adoption of SFAS 106.

(c) The Corporation's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of the Corporation's common stock are from the New York Stock Exchange Composite Transaction Tape.

GLOSSARY OF TERMS                               THE CHASE MANHATTAN CORPORATION
                                                               AND SUBSIDIARIES


The page numbers included after each definition below represents the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

Asset/Liability Management ("ALM"): The management and control of the sensitivity of the Corporation's income to changes in market interest rates. (Page 55)

Core Deposits: Includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more. (Page 59)

Credit Risk: The possibility that a loss may occur, due to replacement cost, should a borrower or counterparty fail to honor fully the terms of a contract. (Pages 48 and 52)

Derivatives and Foreign Exchange Instruments: Interest rate swaps, forward rate agreements, futures, forwards, option contracts, used for asset and liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. These instruments provide the Corporation with a cost-effective alternative to assuming and mitigating risks associated with traditional on-balance sheet instruments. (Pages 52 and 83)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger-related costs, foreclosed property expense and nonrecurring items). (Pages 37, 41 and 42)

FASB: Financial Accounting Standards Board. (Page 60)

FASI 39: Financial Accounting Standards Interpretation No. 39, entitled, "Offsetting of Amounts Related to Certain Contracts." (Page 37)

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 pursuant to which each Federal banking regulator was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities. (Page 82)

Market Risk: The risk of loss resulting from changes in the prices of financial instruments in the markets in which the Corporation participates, such as changes in the value of foreign exchange or fixed income securities. (Pages 52 and 54)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 39)

Nonrecurring Items: 1996 included aggregate tax benefits and refunds, the loss on the sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans. In 1995, nonrecurring items were the gains on the sales of the Corporation's investment in Far East Bank and Trust Company, Chemical New Jersey Holding, Inc. and the loss on the sale of half of the Corporations 40% interest in CIT. Nonrecurring items in 1994 and 1993 included charges related to assets held for accelerated disposition and gains on the sales of such assets, as well as gains on emerging markets past-due interest bond sales. There were no nonrecurring items in 1992. (Page 38)

Notional Principal of Derivative and Foreign Exchange Instruments: The amount on which interest and other payments in a derivative or foreign exchange transaction are based. For derivative transactions, the notional principal typically does not change hands, but is simply a quantity upon which payments are calculated. (Page 52)

Operating Net Income: Earnings on a fully taxable basis, excluding the impact of changes in accounting principles, restructuring charges and nonrecurring items. (Page 38)

Operating Noninterest Expense: Noninterest expense excluding merger-related costs, foreclosed property expense and nonrecurring items. (Pages 38 and 42)

Replacement Cost of Derivative or Foreign Exchange Product: The cost to replace the derivative or foreign exchange contract at current market rates should the counterparty default prior to the settlement date. (Page 52)

Restructuring Costs: For 1996, represents one-time merger-related restructuring charge and also merger-related expenses taken in connection with the merger of Chemical and Chase. The merger-related expenses have been accounted for in accordance with an existing accounting pronouncement. The restructuring costs are included in the restructuring charge and expenses caption in the income statement. (Pages 37, and 42)

SFAS 106: Statement of Financial Accounting Standards No. 106, entitled, "Employers' Accounting for Postretirement Benefits Other Than Pensions." (Pages 37 and 79)

SFAS 107: Statement of Financial Accounting Standards No. 107, entitled, "Disclosures About Fair Value of Financial Instruments." (Page 86)

SFAS 109: Statement of Financial Accounting Standards No. 109, entitled, "Accounting for Income Taxes." (Pages 37 and 77)

SFAS 114: Statement of Financial Accounting Standards No. 114, entitled, "Accounting by Creditors for Impairment of a Loan." (Page 73)

SFAS 115: Statement of Financial Accounting Standards No. 115, entitled, "Accounting for Certain Investments in Debt and Equity Securities." (Pages 69, 72 and 73)

SFAS 123: Statement of Financial Accounting Standards No. 123, entitled, "Accounting for Stock Based Compensation." (Page 81)

SFAS 125: Statement of Financial Accounting Standards No. 125, entitled, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 60)

SFAS 127: Statement of Financial Accounting Standards No. 127, entitled, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." (Page 60)

Underlying Operating Noninterest Expense: Operating noninterest expense as defined above before the effects of any merger-related cost savings. (Pages 38 and 42)

                       This Page Left Intentionally Blank

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

================================================================================
Distribution of Assets, Liabilities and Stockholders'
Equity; Interest Rates and Interest Differentials

A three-year summary of the Corporation's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1994 through 1996, is provided on pages 96 and 97. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 43% in each of the years 1994 through 1996. A substantial portion of the Corporation's securities are taxable.

   Within the Consolidated Average Balance Sheet, Interest and Rates summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

   A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1994 through 1996 is presented on pages 98 and 99. Regarding the basis of segregation between the domestic and foreign components, see Note Twenty Two of the Notes to Consolidated Financial Statements at page 89. A portion of the Corporation's international operations are funded by domestic sources (intra-company funding). Generally, the source of such domestic funds is the Parent Company which, in order to optimize the Corporation's overall liquidity, deposits its excess short-term funds with The Chase Manhattan Bank's Nassau Branch to hold until such funds are needed. Intra-company funding is very short-term in nature and the Corporation believes such funds are not subject to cross-border risk.

   Domestic net interest income was $6,721 million in 1996, an increase of $272 million from the prior year. The increase in 1996 was attributable to a higher level of interest-earning assets (for further discussion, see the section entitled "Net Interest Income" in Management's Discussion and Analysis at page
39).

   Net interest income from foreign operations was $1,653 million for 1996, compared with $1,798 million in 1995. The decline primarily reflected a shift to lower yielding interest-earning assets.

   The table on pages 100 and 101 presents an analysis of the effect on net interest income of volume and rate changes for the periods 1996 over 1995 and 1995 over 1994. In this analysis, the change due to the volume/rate variance has been allocated to volume.

--------------------------------------------------------------------------------
   Average Consolidated Balance Sheet, Interest and Rates
--------------------------------------------------------------------------------

Year Ended December 31,                                       1996
(Taxable-Equivalent Interest                     -------------------------------
and Rates; in millions, except rates)            Balance     Interest    Rate
--------------------------------------------------------------------------------
Assets
Deposits With Banks                            $   6,479    $     537    8.29%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                         31,165        2,135    6.85
Trading Assets - Debt and Equity Instruments      29,595        2,016    6.81
Securities:
  Available-for-Sale                              39,538        2,580    6.53(a)
  Held-to-Maturity                                 4,174          302    7.24
--------------------------------------------------------------------------------
Total Securities                                  43,712        2,882    6.59
--------------------------------------------------------------------------------
Domestic Loans                                   113,554        9,584    8.44
Foreign Loans                                     36,442        2,789    7.65
--------------------------------------------------------------------------------
Total Loans                                      149,996       12,373(b) 8.25
--------------------------------------------------------------------------------
Total Interest-Earning Assets                    260,947       19,943    7.64%
--------------------------------------------------------------------------------
Allowance for Credit Losses                       (3,684)
Cash and Due from Banks                           12,070
Trading Assets-Risk Management Instruments        26,684
All Other Assets                                  25,223
--------------------------------------------------------------------------------
Total Assets                                   $ 321,240
--------------------------------------------------------------------------------

Liabilities
Domestic Retail Deposits                       $  56,144        1,969    3.51%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                               8,009          517    6.46
Deposits in Foreign Offices                       65,869        3,552    5.39
--------------------------------------------------------------------------------
Total Interest-Bearing Deposits                  130,022        6,038    4.64
--------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                   54,655        2,883    5.28
  Commercial Paper                                 5,199          274    5.27
  Other Borrowings(c)                             16,695        1,473    8.82
--------------------------------------------------------------------------------
Total Short-Term and Other Borrowings             76,549        4,630    6.05
Long-Term Debt                                    12,811          901    7.03
--------------------------------------------------------------------------------
Total Interest-Bearing Liabilities               219,382       11,569    5.27
--------------------------------------------------------------------------------
Noninterest Bearing Deposits                      39,562
Trading Liabilities-Risk
 Management Instruments                           27,421
All Other Liabilities                             14,102
--------------------------------------------------------------------------------
Total Liabilities                                300,467
--------------------------------------------------------------------------------
Preferred Stock of Subsidiary                        158

Stockholders' Equity
Preferred Stock                                    2,650
Common Stockholders' Equity                       17,965
--------------------------------------------------------------------------------
Total Stockholders' Equity                        20,615(d)
--------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of
 Subsidiary and Stockholders' Equity           $ 321,240
--------------------------------------------------------------------------------
Interest Rate Spread                                                     2.37%
--------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                   $   8,374    3.21%
--------------------------------------------------------------------------------

(a) For the years ended December 31, 1996, 1995 and 1994, the annualized rate for securities available-for-sale based on amortized cost was 6.48%, 7.26% and 7.04%, respectively. (b) Fees and commissions on loans included in loan interest amounted to $177 million in 1996, $167 million in 1995 and $194 million in 1994.
(c) Includes securities sold but not yet purchased and structured notes. (d)The ratio of average stockholders' equity to average assets was 6.4% for each of 1996 and 1995 and 6.6% for 1994.

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

Year Ended December 31,                                        1995                                  1994
(Taxable-Equivalent Interest                   -----------------------------------     -------------------------------
and Rates; in millions, except rates)            Balance       Interest       Rate       Balance    Interest      Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Deposits With Banks                            $  10,877      $     824       7.58%    $  12,478   $     869      6.96%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                         29,465          1,889       6.41        25,333       1,827      7.21
Trading Assets Debt and Equity Instruments        20,935          1,464       6.99        19,436       1,282      6.60
Securities:
  Available-for-Sale                              26,946          1,948       7.23(a)     22,399       1,575      7.03(a)
    Held-to-Maturity                               9,756            667       6.84        10,911         779      7.14
----------------------------------------------------------------------------------------------------------------------
Total Securities                                  36,702          2,615       7.12        33,310       2,354      7.07
----------------------------------------------------------------------------------------------------------------------
Domestic Loans                                   110,752          9,725       8.78       101,440       8,258      8.14
Foreign Loans                                     35,776          3,138       8.77        35,273       2,770      7.85
----------------------------------------------------------------------------------------------------------------------
Total Loans                                      146,528         12,863(b)    8.78       136,713      11,028(b)   8.07
----------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                    244,507         19,655       8.04%      227,270      17,360      7.64%
----------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses                       (3,840)                                 (4,302)
Cash and Due from Banks                           13,874                                  14,541
Trading Assets-Risk Management Instruments        30,397                                  27,956
All Other Assets                                  22,447                                  21,608
----------------------------------------------------------------------------------------------------------------------
Total Assets                                   $ 307,385                               $ 287,073
----------------------------------------------------------------------------------------------------------------------

Liabilities
Domestic Retail Deposits                       $  55,389          1,962       3.54%    $  60,043       1,486      2.47%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                               9,948            624       6.27        10,612         578      5.45
Deposits in Foreign Offices                       65,276          3,705       5.68        56,106       2,640      4.71
----------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                  130,613          6,291       4.82       126,761       4,704      3.71
----------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                   44,720          2,686       6.01        34,419       1,603      4.66
  Commercial Paper                                 5,672            327       5.77         4,403         187      4.25
  Other Borrowings(c)                             13,033          1,162       8.92        13,029       1,657     12.72
----------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings             63,425          4,175       6.58        51,851       3,447      6.65
Long-Term Debt                                    13,080            942       7.20        13,628         848      6.22
----------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities               207,118         11,408       5.51       192,240       8,999      4.68
----------------------------------------------------------------------------------------------------------------------
Noninterest Bearing Deposits                      37,698                                 39,941
Trading Liabilities-Risk
 Management Instruments                           31,665                                 25,918
All Other Liabilities                             11,261                                  9,932
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                287,742                                268,031
----------------------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiary

Stockholders' Equity
Preferred Stock                                    2,730                                  3,020
Common Stockholders' Equity                       16,913                                 16,022
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                        19,643(d)                              19,042(d)
----------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of
 Subsidiary and Stockholders' Equity           $ 307,385                              $ 287,073
----------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                          2.53%                               2.96%
----------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                     $   8,247       3.37%                $   8,361      3.68%
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Interest Rates and Interest Differential Analysis of
   Net Interest Income - Domestic and Foreign
--------------------------------------------------------------------------------

                                                              1996
Year Ended December 31,                         --------------------------------
(Taxable-Equivalent Interest                    Average      Average
and Rates; in millions, except rates)           Balance      Interest     Rate
--------------------------------------------------------------------------------
DOMESTIC
Interest-Earning Assets:
  Deposits With Banks                           $     156    $       5     3.21%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                        21,526        1,137     5.28
  Securities and Trading Assets                    51,896        3,315     6.39
  Loans                                           113,554        9,584     8.44
--------------------------------------------------------------------------------
      Total Interest-Earning Assets             $ 187,132       14,041     7.50
--------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Deposits:
    Domestic Retail Time Deposits               $  56,144        1,969     3.51
    Domestic Negotiable Certificates of
      Deposit and Other Deposits                    8,009          517     6.46
--------------------------------------------------------------------------------
      Total Deposits                               64,153        2,486     3.88
--------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements             45,607        2,209     4.84
    Other Borrowed Funds                           15,209        1,118     7.35
--------------------------------------------------------------------------------
      Total Short-Term Borrowings                  60,816        3,327     5.47
--------------------------------------------------------------------------------
  Long-Term Debt                                   12,293          853     6.94
  Intra-Company Funding-Net                        13,003          654     5.03
--------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities          150,265        7,320     4.87
Noninterest-Bearing Liabilities                    36,867
--------------------------------------------------------------------------------
      Total Investable Funds                    $ 187,132        7,320     3.91
--------------------------------------------------------------------------------
Domestic Net Interest Income and Net Yield                   $   6,721     3.59%
--------------------------------------------------------------------------------
FOREIGN
Interest-Earning Assets:
  Deposits With Banks                           $   6,323    $     532     8.41%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                         9,639          998    10.35
  Securities and Trading Assets                    21,411        1,583     7.39
  Loans                                            36,442        2,789     7.65
--------------------------------------------------------------------------------
      Total Interest-Earning Assets             $  73,815        5,902     8.00
--------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Deposits                                      $  65,869        3,552     5.39
--------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements              9,048          674     7.45
    Other Borrowed Funds                            6,685          629     9.41
--------------------------------------------------------------------------------
      Total Short-Term Borrowings                  15,733        1,303     8.28
--------------------------------------------------------------------------------
  Long-Term Debt                                      518           48     9.27
  Intra-Company Funding-Net                       (13,003)        (654)    --
--------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities           69,117        4,249     6.15
Noninterest-Bearing Liabilities                     4,698
--------------------------------------------------------------------------------
      Total Investable Funds                    $  73,815        4,249     5.76
--------------------------------------------------------------------------------
Foreign Net Interest Income and Net Yield                    $   1,653     2.24%
--------------------------------------------------------------------------------
Percentage of Total Assets and Liabilities
  Attributable to Foreign Operations:
    Assets                                                                 38.8%
    Liabilities                                                            38.9%
--------------------------------------------------------------------------------

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

                                                              1995                              1994
Year Ended December 31,                         --------------------------------  --------------------------------
(Taxable-Equivalent Interest                    Average                 Average   Average                 Average
and Rates; in millions, except rates)           Balance     Interest      Rate    Balance      Interest    Rate
-----------------------------------------------------------------------------------------------------------------
DOMESTIC
Interest-Earning Assets:
  Deposits With Banks                          $     162    $      11     6.79%  $     124    $    --       --%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                       24,815        1,517     6.11      23,715        1,070    4.51
  Securities and Trading Assets                   40,252        2,753     6.84      35,928        2,363    6.58
  Loans                                          110,752        9,725     8.78     101,440        8,258    8.14
-----------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets            $ 175,981       14,006     7.96     161,207       11,691    7.25
-----------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Deposits:
    Domestic Retail Time Deposits              $  55,389        1,962     3.54      60,043        1,486    2.47
    Domestic Negotiable Certificates of
      Deposit and Other Deposits                   9,948          624     6.27      10,612          578    5.45
-----------------------------------------------------------------------------------------------------------------
      Total Deposits                              65,337        2,586     3.96      70,655        2,064    2.92
-----------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements            38,581        2,257     5.85      32,786        1,391    4.24
    Other Borrowed Funds                          15,652        1,234     7.88      14,774          907    6.14
-----------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                 54,233        3,491     6.44      47,560        2,298    4.83
-----------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                  12,545          896     7.14      13,229          772    5.84
  Intra-Company Funding-Net                       10,331          584     5.65       1,057           80    7.57
-----------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities         142,446        7,557     5.31     132,501        5,214    3.94
Noninterest-Bearing Liabilities                   33,535                            28,706
-----------------------------------------------------------------------------------------------------------------
      Total Investable Funds                   $ 175,981        7,557     4.29   $ 161,207        5,214    3.23
-----------------------------------------------------------------------------------------------------------------
Domestic Net Interest Income and Net Yield                  $   6,449     3.67%               $   6,477    4.02%
-----------------------------------------------------------------------------------------------------------------
FOREIGN
Interest-Earning Assets:
  Deposits With Banks                          $  10,715    $     813     7.59%  $  12,354    $     869    7.03%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                        4,650          372     8.00       1,618          757   46.79
  Securities and Trading Assets                   17,385        1,326     7.63      16,818        1,273    7.57
  Loans                                           35,776        3,138     8.77      35,273        2,770    7.85
-----------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets            $  68,526        5,649     8.24      66,063        5,669    8.58
-----------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Deposits                                     $  65,276        3,705     5.68      56,106        2,640    4.71
-----------------------------------------------------------------------------------------------------------------
  Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Repurchase Agreements             6,139          429     6.99       1,633          212   12.98
    Other Borrowed Funds                           3,053          255     8.35       2,658          937   35.25
-----------------------------------------------------------------------------------------------------------------
      Total Short-Term Borrowings                  9,192          684     7.44       4,291        1,149   26.78
-----------------------------------------------------------------------------------------------------------------
  Long-Term Debt                                     535           46     8.60         399           76   19.05
  Intra-Company Funding-Net                      (10,331)        (584)    --        (1,057)         (80)   --
-----------------------------------------------------------------------------------------------------------------
      Total Interest-Bearing Liabilities          64,672        3,851     5.95      59,739        3,785    6.34
Noninterest-Bearing Liabilities                    3,854                             6,324
-----------------------------------------------------------------------------------------------------------------
      Total Investable Funds                   $  68,526        3,851     5.62   $  66,063        3,785    5.73
-----------------------------------------------------------------------------------------------------------------
Foreign Net Interest Income and Net Yield                   $   1,798     2.62%               $   1,884    2.85%
-----------------------------------------------------------------------------------------------------------------
Percentage of Total Assets and Liabilities
  Attributable to Foreign Operations:
    Assets                                                               36.3%                             33.9%
    Liabilities                                                          37.0%                             34.7%
-----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Change in Net Interest Income, Volume and Rate Analysis
--------------------------------------------------------------------------------

                                                          Consolidated
                                                 -------------------------------
                                                 Increase (decrease)
                                                  due to change in:
1996 over 1995                                   -------------------       Net
(On a Taxable-Equivalent Basis; in millions)       Volume      Rate      Change
--------------------------------------------------------------------------------
Interest-Earning Assets
Deposits With Banks                               $  (370)   $    83    $  (287)
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                   343        (97)       246
Securities and Trading Assets                       1,042       (223)       819
Loans                                                 287       (777)      (490)
--------------------------------------------------------------------------------
Change in Interest Income                           1,302     (1,014)       288
--------------------------------------------------------------------------------
Interest-Bearing Liabilities
Deposits:
  Domestic Retail Time Deposits                        26        (19)         7
  Domestic Negotiable Certificates of
    Deposit and Other Deposits                       (126)        19       (107)
  Deposits in Foreign Offices                          32       (185)      (153)
--------------------------------------------------------------------------------
    Total Deposits                                    (68)      (185)      (253)
--------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                  557       (360)       197
  Other Borrowed Funds                                309        (51)       258
--------------------------------------------------------------------------------
    Total Short-Term Borrowings                       866       (411)       455
--------------------------------------------------------------------------------
Long-Term Debt                                        (19)       (22)       (41)
Intra-Company Funding                                  --         --         --
--------------------------------------------------------------------------------
Change in Interest Expense                            779       (618)       161
--------------------------------------------------------------------------------
Change in Net Interest Income                     $   523    $  (396)   $   127
--------------------------------------------------------------------------------
1995 over 1994
Interest-Earning Assets
Deposits With Banks                               $  (121)   $    76    $   (45)
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                   310       (248)        62
Securities and Trading Assets                         339        104        443
Loans                                                 862        973      1,835
--------------------------------------------------------------------------------
Change in Interest Income                           1,390        905      2,295
--------------------------------------------------------------------------------
Interest-Bearing Liabilities
Deposits:
  Domestic Retail Time Deposits                      (165)       641        476
  Domestic Negotiable Certificates of
    Deposit and Other Deposits                        (41)        87         46
  Deposits in Foreign Offices                         520        545      1,065
--------------------------------------------------------------------------------
    Total Deposits                                    314      1,273      1,587
--------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements                  654        429      1,083
  Other Borrowed Funds                                102       (457)      (355)
--------------------------------------------------------------------------------
    Total Short-Term Borrowings                       756        (28)       728
--------------------------------------------------------------------------------
Long-Term Debt                                        (37)       131         94
Intra-Company Funding                                  --         --         --
--------------------------------------------------------------------------------
Change in Interest Expense                          1,033      1,376      2,409
--------------------------------------------------------------------------------
Change in Net Interest Income                     $   357    $  (471)   $  (114)
--------------------------------------------------------------------------------

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

                                                        Domestic                            Foreign
                                            -------------------------------    -------------------------------
                                            Increase (decrease)                Increase (decrease)
1996 over 1995                               due to change in:                  due to change in:
(On a Taxable-Equivalent Basis;             -------------------       Net      -------------------       Net
in millions)                                 Volume      Rate        Change     Volume      Rate        Change
--------------------------------------------------------------------------------------------------------------
Interest-Earning Assets
Deposits With Banks                         $ --       $    (6)    $    (6)    $  (370)    $    89     $  (281)
Federal Funds Sold and Securities
  Purchased Under Resale Agreements           (174)       (206)       (380)        517         109         626
Securities and Trading Assets                  744        (182)        562         298         (41)        257
Loans                                          236        (377)       (141)         51        (400)       (349)
--------------------------------------------------------------------------------------------------------------
Change in Interest Income                      806        (771)         35         496        (243)        253
--------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Deposits:
  Domestic Retail Time Deposits                 26         (19)          7
  Domestic Negotiable Certificates of
    Deposit and Other Deposits                (126)         19        (107)
  Deposits in Foreign Offices                                                       32        (185)       (153)
--------------------------------------------------------------------------------------------------------------
    Total Deposits                            (100)       --          (100)         32        (185)       (153)
--------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements           340        (388)        (48)        217          28         245
  Other Borrowed Funds                         (33)        (83)       (116)        342          32         374
--------------------------------------------------------------------------------------------------------------
    Total Short-Term Borrowings                307        (471)       (164)        559          60         619
--------------------------------------------------------------------------------------------------------------
Long-Term Debt                                 (17)        (26)        (43)         (2)          4           2
Intra-Company Funding                          134         (64)         70        (134)         64         (70)
--------------------------------------------------------------------------------------------------------------
Change in Interest Expense                     324        (561)       (237)        455         (57)        398
--------------------------------------------------------------------------------------------------------------
Change in Net Interest Income               $  482     $  (210)    $   272     $    41     $  (186)    $  (145)
--------------------------------------------------------------------------------------------------------------
1995 over 1994
Interest-Earning Assets
Deposits With Banks                         $    3     $     8     $    11     $  (124)    $    68     $   (56)
Federal Funds Sold and Securities
  Purchased Under Resale Agreements             67         380         447         243        (628)       (385)
Securities and Trading Assets                  296          94         390          43          10          53
Loans                                          818         649       1,467          44         324         368
--------------------------------------------------------------------------------------------------------------
Change in Interest Income                    1,184       1,131       2,315         206        (226)        (20)
--------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Deposits:
  Domestic Retail Time Deposits               (165)        641         476
  Domestic Negotiable Certificates of
    Deposit and Other Deposits                 (41)         87          46
  Deposits in Foreign Offices                                                      520         545       1,065
--------------------------------------------------------------------------------------------------------------
    Total Deposits                            (206)        728         522         520         545       1,065
--------------------------------------------------------------------------------------------------------------
Short-Term Borrowings:
  Federal Funds Purchased and Securities
    Sold Under Repurchase Agreements           339         527         866         315         (98)        217
  Other Borrowed Funds                          69         258         327          33        (715)       (682)
--------------------------------------------------------------------------------------------------------------
    Total Short-Term Borrowings                408         785       1,193         348        (813)       (465)
--------------------------------------------------------------------------------------------------------------
Long-Term Debt                                 (49)        173         124          12         (42)        (30)
Intra-Company Funding                          524         (20)        504        (524)         20        (504)
--------------------------------------------------------------------------------------------------------------
Change in Interest Expense                     677       1,666       2,343         356        (290)         66
--------------------------------------------------------------------------------------------------------------
Change in Net Interest Income              $   507     $  (535)    $   (28)    $  (150)    $    64     $   (86)
--------------------------------------------------------------------------------------------------------------

================================================================================
Securities Portfolio

The amortized cost, estimated fair value and average yield, including the impact of related derivatives, at December 31, 1996 of the Corporation's available-for-sale and held-to-maturity securities by contractual maturity range and type of security are presented in the table which follows:

Maturity Schedule of
Available-for-Sale Securities
December 31, 1996 (in millions,               Due in 1       Due After 1       Due After 5       Due After
  rates on a taxable-equivalent basis)      Year or less   Through 5 Years   Through 10 Years   10 Years(a)   Total
--------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal
  Agency/Corporation Obligations:
  Amortized Cost                              $ 1,381         $ 9,022            $ 4,422         $20,679     $35,504
  Fair Value                                    1,376           8,932              4,316          20,422      35,046
  Average Yield(b)                               5.18%           5.70%              5.76%           7.26%       6.59%
--------------------------------------------------------------------------------------------------------------------
Obligations of State and
  Political Subdivisions:
  Amortized Cost                              $   252         $    34            $    10         $    29     $   325
  Fair Value                                      252              34                 10              31         327
  Average Yield(b)                               7.48%           5.85%              6.28%           6.64%       7.20%
--------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                              $   938         $ 6,226            $   843         $ 1,094     $ 9,101
  Fair Value                                      943           6,327                863           1,185       9,318
  Average Yield(b)                               8.11%           6.35%              6.65%           3.22%       6.18%
--------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities:
  Amortized Cost                              $ 2,571          15,282            $ 5,275         $21,802     $44,930
  Fair Value                                    2,571          15,293              5,189          21,638      44,691
  Average Yield(b)                               6.47%           5.96%              5.90%           7.06%       6.52%
--------------------------------------------------------------------------------------------------------------------

Maturity Schedule of
Held-to-Maturity Securities
December 31, 1996 (in millions,               Due in 1       Due After 1       Due After 5       Due After
  rates on a taxable-equivalent basis)      Year or less   Through 5 Years   Through 10 Years   10 Years(a)   Total
--------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal
  Agency/Corporation Obligations:
  Amortized Cost                              $   158         $   492            $   679         $ 2,403     $ 3,732
  Fair Value                                      158             492                683           2,392       3,725
  Average Yield(b)                               5.64%           6.44%              7.15%           6.72%       6.72%
--------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                              $  --           $    54            $    17         $    52     $   123
  Fair Value                                     --                54                 17              53         124
  Average Yield(b)                               --%             6.10%              8.95%           9.31%       7.84%
--------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities:
  Amortized Cost                              $   158         $   546            $   696         $ 2,455     $ 3,855
  Fair Value                                      158             546                700           2,445       3,849
  Average Yield(b)                               5.64%           6.40%              7.19%           6.78%       6.75%
--------------------------------------------------------------------------------------------------------------------

(a) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of the Corporation's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 5 years for MBSs, and less than 1 year for CMOs.

(b) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent yields are used, where applicable.

(c) Includes investments in debt securities issued by foreign governments, corporate debt securities, collateralized mortgage obligations of private issuers, other debt and equity securities.

   Of the securities held in Corporation's securities portfolios, securities issued by the Federal Republic of Germany exceeded 10% of the Corporation's total stockholders' equity at December 31, 1996, with a fair value of $3,208 million and an amortized cost of $3,148 million. U.S. Government and Federal Agencies were the only other issuers whose securities exceeded 10% of the Corporation's total stockholders' equity at December 31, 1996.

   For further discussion of the Corporation's securities portfolios, see Note Three of the Notes to Consolidated Financial Statements on pages 71 and 72.

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

================================================================================
Loan Portfolio

The table below sets forth the amount of loans outstanding by type for the dates indicated:

December 31, (in millions)                            1996        1995        1994        1993        1992
----------------------------------------------------------------------------------------------------------
Domestic Loans:
  Commercial and Industrial                      $  34,996   $  32,972   $  30,990   $  30,109   $  35,656
  Financial Institutions                             5,570       5,766       5,277       6,239       7,772
  Commercial Real Estate - Commercial Mortgage       5,040       5,514       6,125       7,892       9,870
  Commercial Real Estate - Construction                894       1,148       1,580       2,545       4,977
  Consumer                                          70,023      69,596      63,758      54,359      47,929
----------------------------------------------------------------------------------------------------------
   Total Domestic Loans                            116,523     114,996     107,730     101,144     106,204
----------------------------------------------------------------------------------------------------------
Foreign Loans:
  Commercial, Industrial and Consumer               27,291      24,786      21,946      22,673      20,621
  Foreign Governments and Official Institutions      6,171       6,076       7,859       8,530      11,744
  Financial Institutions                             6,480       5,422       5,591       5,476       6,876
----------------------------------------------------------------------------------------------------------
   Total Foreign Loans                              39,942      36,284      35,396      36,679      39,241
----------------------------------------------------------------------------------------------------------
Total Loans                                        156,465     151,280     143,126     137,823     145,445
----------------------------------------------------------------------------------------------------------
Unearned Income                                     (1,373)     (1,073)       (895)       (706)       (877)
----------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                    $ 155,092   $ 150,207   $ 142,231   $ 137,117   $ 144,568
----------------------------------------------------------------------------------------------------------

   The foreign loan portfolio includes Brady Bonds which are subject to the provisions of SFAS 115. A significant portion of the Brady Bonds are collateralized by zero-coupon U.S. Treasury obligations. Up to two-years' interest on Brady Bonds is also collateralized by U.S. Treasury obligations. Management continually evaluates and monitors the ability of the foreign governments to meet their obligations under the Brady Bonds that they have issued and that are included in the portfolio, and believes that any unrealized losses on these securities are temporary in nature.

   Commercial mortgages provide financing for the acquisition or refinancing of commercial properties. Construction loans are generally originated to finance the construction of real estate projects. When the real estate project has cash flows sufficient to support a commercial mortgage, the loan is transferred from construction status to commercial mortgage status.

   For a discussion of the Corporation's loan outstandings, see "Loan Portfolio" on page 48.

Maturities and Sensitivity to Changes in Interest Rates

The following table shows loan maturity distribution based upon the stated terms of the loan agreements, and sensitivity to changes in interest rates of the loan portfolio, excluding consumer loans, at December 31, 1996:

                                           Within      1-5     After 5
December 31, 1996 (in millions)           1 Year(a)   Years     Years     Total
--------------------------------------------------------------------------------
Domestic:
  Commercial and Industrial                $14,434   $14,854   $ 5,708   $34,996
  Financial Institutions                     5,436       134      --       5,570
  Commercial Real Estate                     1,628     3,306     1,000     5,934
Foreign(b)                                  22,882     8,166     5,602    36,650
--------------------------------------------------------------------------------
Total                                      $44,380   $26,460   $12,310   $83,150
--------------------------------------------------------------------------------
Loans at Fixed Interest Rates                        $ 3,850   $ 1,851
Loans at Variable Interest Rates                      22,610    10,459
--------------------------------------------------------------------------------
Total                                                $26,460   $12,310
--------------------------------------------------------------------------------
(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

(b) Substantially all foreign loans that meet the accounting definition of a security pursuant to SFAS 115 mature in over 10 years.

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

   The following table lists all countries in which the Corporation's cross-border outstandings exceeded 1% of consolidated assets as of any of the dates specified. For further discussion of the Corporation's Cross-Border exposure see page 52.

Cross-Border Outstandings Exceeding One Percent of Total Assets(a)

                                                                             Cross-Border
                                                                Total        Outstandings
                                                         Cross-Border     as a Percentage
(in millions)    At December 31  Public   Banks   Other  Outstandings(b)  of Total Assets
-----------------------------------------------------------------------------------------
Japan                      1996  $1,312  $3,111  $  863        $5,286               1.57%
                           1995     905   2,708   1,724         5,337               1.76
                           1994     248   5,280   1,538         7,066               2.48
-----------------------------------------------------------------------------------------
Germany                    1996   3,757   1,120     366         5,243               1.56
                           1995   4,315     339     413         5,067               1.67
                           1994   1,490     496     883         2,869               1.01
-----------------------------------------------------------------------------------------
United Kingdom             1996     975     932   4,076         5,983               1.78
                           1995     192     915   3,314         4,421               1.45
                           1994     165   1,215   3,024         4,404               1.54
-----------------------------------------------------------------------------------------
Italy                      1996   3,074     329     215         3,618               1.08
                           1995   1,055     304     216         1,575                .52
                           1994   1,013     264     423         1,700                .60
-----------------------------------------------------------------------------------------
Brazil                     1996   1,295     297   1,468         3,060                .91
                           1995   1,029     424   1,856         3,309               1.09
                           1994   1,088     262   1,877         3,227               1.13
-----------------------------------------------------------------------------------------

(a) Outstandings (including loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments) represent those of both the public and private sectors and are presented on a risk basis, i.e., net of written guarantees and tangible liquid collateral when held outside the foreign country. At December 31, 1996, outstandings to Canada were $2,776 million, which were in excess of .75% of total assets. At December 31, 1996, 1995 and 1994, outstandings to Korea were $2,691 million, $2,809 million and $2,164 million, respectively, which were in excess of .75% of total assets. At December 31, 1994, outstandings to Hong Kong and Mexico were $2,603 million and $2,259 million, respectively, which were in excess of .75% of total assets.

(b) Outstandings exclude equity received in debt-for-equity conversions, which is recorded initially at fair market value and generally accounted for under the cost method. Commitments (outstanding letters of credit, standby letters of credit, guarantees and unused legal commitments) are excluded. At December 31, 1996, off-balance sheet commitments, after adjusting for transfers of risk, amounted to $2,502 million for Japan, $2,040 million for Germany, $2,767 million for the United Kingdom, $963 million for Italy, and $195 million for Brazil.

The majority of outstandings to the above countries are short-term in nature, which mitigates the credit risk as transactions settle quickly. These outstandings generally represent interbank placements and trading assets. Due to the short-term nature of interbank placements and trading assets, the Corporation's balances tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

Risk Elements

The following table sets forth the nonperforming assets and contractually past-due loans at the dates indicated:

December 31, (in millions)                  1996        1995        1994     1993     1992
------------------------------------------------------------------------------------------
Domestic Nonperforming Loans:
  Nonaccruing Loans                      $   848     $ 1,115     $ 1,091  $ 2,543  $ 5,763
  Renegotiated Loans                          38          35          37       37     --
------------------------------------------------------------------------------------------
    Total Domestic Nonperforming Loans       886       1,150       1,128    2,580    5,763
------------------------------------------------------------------------------------------
Foreign Nonperforming Loans:
  Nonaccruing Loans                          132         339         457    1,061    2,990
  Renegotiated Loans                           3           4           4        4        5
------------------------------------------------------------------------------------------
    Total Foreign Nonperforming Loans        135         343         461    1,065    2,995
------------------------------------------------------------------------------------------
Total Nonperforming Loans                  1,021       1,493       1,589    3,645    8,758
------------------------------------------------------------------------------------------
Assets Acquired as Loan
  Satisfactions (primarily Real Estate)      130         171         537    1,985    2,509
------------------------------------------------------------------------------------------
Total Nonperforming Assets               $ 1,151     $ 1,664     $ 2,126  $ 5,630  $11,267
------------------------------------------------------------------------------------------
Contractually Past-Due Loans(a)
Domestic:
  Consumer                               $   395     $   528     $   485  $   485  $   514
  Commercial                                  27          92          64       87      292
------------------------------------------------------------------------------------------
    Total Domestic                           422         620         549      572      806
------------------------------------------------------------------------------------------
Foreign                                       12          44         181       12       45
------------------------------------------------------------------------------------------
Total                                    $   434     $   664     $   730  $   584  $   851
------------------------------------------------------------------------------------------

(a) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

   Renegotiated loans are those for which concessions, such as the reduction of interest rates or deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. Interest on renegotiated loans is accrued at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is recognized in income only as collected.

Impact of Nonperforming Loans on Interest Income

The following table presents the amount of interest income recorded by the Corporation on its nonaccrual and renegotiated loans, excluding loans held for accelerated disposition, and the amount of interest income on the carrying value of such loans that would have been recorded if these loans had been current in accordance with their original terms (i.e., interest at original rates). The decrease in the total negative impact on interest income reflects the continued reduction in the level of the Corporation's nonperforming loans.

Year Ended December 31, (in millions)                  1996      1995      1994
--------------------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would
  Have Been Recorded at the Original Rate             $  81     $  94     $ 116
Interest That Was Recognized in Income                  (25)      (23)      (32)
--------------------------------------------------------------------------------
Negative Impact-Domestic                                 56        71        84
--------------------------------------------------------------------------------
Foreign:
Gross Amount of Interest That Would
  Have Been Recorded at the Original Rate                11        34        34
Interest That Was Recognized in Income                   (7)      (11)      (12)
--------------------------------------------------------------------------------
Negative Impact-Foreign                                   4        23        22
--------------------------------------------------------------------------------
Total Negative Impact on Interest Income              $  60     $  94     $ 106
--------------------------------------------------------------------------------

================================================================================
Summary of Loan Loss Experience
Allowance for Loan Losses

The table below summarizes the changes in the allowance for loan losses during the periods indicated.

Year Ended December 31, (in millions)       1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------
Balance at Beginning of Year             $ 3,784      $ 3,894      $ 4,445      $ 4,938      $ 5,235
Provision for Credit Losses                  897          758        1,050        2,254(g)     2,585
Provision for Loans Held for
  Accelerated Disposition                   --           --           --            566         --
Charge-Offs
Domestic:
  Commercial and Industrial                 (181)        (169)        (252)        (658)        (700)
  Financial Institutions                    --           --            (19)         (57)         (41)
  Consumer                                  (921)        (967)        (871)        (908)(g)     (965)
  Commercial Real Estate                     (47)         (84)        (386)        (564)        (758)
Foreign(a)                                   (38)         (58)        (442)(f)     (948)        (662)
----------------------------------------------------------------------------------------------------
  Total Charge-Offs                       (1,187)      (1,278)      (1,970)      (3,135)      (3,126)
----------------------------------------------------------------------------------------------------
Recoveries
Domestic:
  Commercial and Industrial                   95          173          165          125           73
  Financial Institutions                    --             12            7            2            3
  Consumer                                    97          108          106           95          101
  Commercial Real Estate                      33           53           96           43           15
Foreign                                       65           92          132          252(h)        59
----------------------------------------------------------------------------------------------------
  Total Recoveries                           290          438          506          517          251
----------------------------------------------------------------------------------------------------
Net Charge-Offs                             (897)        (840)      (1,464)      (2,618)      (2,875)
Charge Related to Conforming Credit
  Card Charge-off Policies                  (102)        --           --           --           --
Charge for Assets Transferred to
  Held-for-Accelerated Disposition          --           --           (148)        (701)        --
Transfer to Trading Assets-Risk
  Management Instruments                     (75)(b)     --           --           --           --
Transfer to Other Liabilities                (70)(c)     --           --           --           --
Other                                         12(d)       (28)(e)       11            6           (7)
----------------------------------------------------------------------------------------------------
Balance at End of Year                   $ 3,549      $ 3,784      $ 3,894      $ 4,445      $ 4,938
----------------------------------------------------------------------------------------------------

(a) Includes losses on sales and swaps of loans previously classified as emerging markets.
(b) Transfer relates to the allowance for credit losses on derivative and foreign exchange financial instruments.
(c) Transfer relates to the allowance for credit losses on letters of credit and guarantees.
(d) Relates primarily to the consolidation of a foreign subsidiary.
(e) Relates primarily to the sale of banking operations in southern and central New Jersey.
(f) Includes $291 million related to management's final evaluation of the emerging markets portfolio.
(g) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans.
(h) Includes $175 million of recoveries on the disposition of emerging markets debt.

   As of December 31, 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the allowance for credit losses has been allocated into three components: an allowance for loan losses, which is reported net in Loans; an allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets - Risk Management Instruments; and an allowance for credit losses on letters of credit and guarantees, which is reported in Other Liabilities. Prior period amounts have not been reclassified due to immateriality. The Corporation views the aggregate allowance for credit losses to be available for all credit activities.

Loan Loss Analysis
Year Ended December 31,
   (in millions, except ratios)             1996         1995       1994         1993         1992
---------------------------------------------------------------------------------------------------
Balances
Loans-Average                            $149,996     $146,528   $136,713     $140,245     $146,771
Loans-Year End                            155,092      150,207    142,231      137,117      144,568
Net Charge-Offs                               999(a)       840      1,612(b)     3,319(b)     2,875
Allowance for Loan Losses                   3,549        3,784      3,894        4,445        4,938
Nonperforming Loans                         1,021        1,493      1,589        3,645        8,758
Ratios
Net Charge-Offs to:
  Loans-Average                               .67%         .57%      1.18%        2.37%        1.96%
  Allowance for Loan Losses                 28.15        22.20      41.40        74.67        58.22
Allowance for Loan Losses to:
  Loans-Year End                             2.29         2.52       2.74         3.24         3.42
  Nonperforming Loans                      347.60       253.45     245.06       121.95        56.38
---------------------------------------------------------------------------------------------------

(a) Includes a charge of $102 million related to conforming credit card charge-off policies. See page 49.
(b) Includes charges for assets transferred to held for accelerated disposition of $148 million and $701 million in 1994 and 1993, respectively.

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

Allowance for Loan Losses-Foreign

The following table shows the changes in the portion of the allowance for loan losses allocated to loans related to foreign operations:

Year Ended December 31, (in millions)         1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------
Balance at Beginning of Year               $   431   $   428   $   721   $ 1,452   $ 1,972
Provision for Credit Losses                    (24)      (32)       12       171       292
Charge-offs                                    (38)      (58)     (442)     (948)     (662)
Recoveries                                      65        92       132       252        59
------------------------------------------------------------------------------------------
Net (Charge-Offs) Recoveries                    27        34      (310)     (696)     (603)
Transfer to Domestic Allowance                --        --        --        (200)     (200)
Other                                           12         1         5        (6)       (9)
------------------------------------------------------------------------------------------
Balance at End of Year                     $   446   $   431   $   428   $   721   $ 1,452
------------------------------------------------------------------------------------------

================================================================================
Deposits

The following data provides a summary of the Corporation's average deposits and average interest rates for the years indicated:

                                               Average Balances         Average Interest Rates
(in millions, except interest rates)      1996      1995      1994      1996     1995     1994
----------------------------------------------------------------------------------------------
Domestic:
Noninterest-Bearing Demand            $ 27,284  $ 30,647  $ 32,675       -- %     -- %     -- %
Interest-Bearing Demand                  3,375     8,358     9,098      2.05     1.52     1.40
Savings                                 43,986    36,074    39,698      2.89     3.56     2.31
Time                                    25,349    25,165    26,634      4.52     4.68     3.83
----------------------------------------------------------------------------------------------
  Total Domestic Deposits               99,994   100,244   108,105      2.49     2.58     1.91
----------------------------------------------------------------------------------------------
Foreign:
Noninterest-Bearing Demand               2,918     2,684     2,611      --       --       --
Interest-Bearing Demand                 19,551    17,561    14,831      4.50     5.00     3.88
Savings                                    862       755       825      3.39     3.95     2.82
Time                                    46,259    47,067    40,330      5.72     5.94     5.06
----------------------------------------------------------------------------------------------
  Total Foreign Deposits                69,590    68,067    58,597      5.10     5.44     4.51
----------------------------------------------------------------------------------------------
Total Deposits                        $169,584  $168,311  $166,702      3.56%    3.74%    2.82%
----------------------------------------------------------------------------------------------

   The following table presents deposits by maturity range and type at December 31, 1996:

                                                   Domestic Time      Other Domestic         Deposits in
By remaining maturity at                 Certificates of Deposit       Time Deposits     Foreign Offices
December 31, 1996 (in millions)                ($100,000 or More)  ($100,000 or More)  ($100,000 or More)
--------------------------------------------------------------------------------------------------------
Three Months or Less                                     $ 5,729             $ 5,393             $45,916
Over Three Months but within Six Months                    2,089               1,283               1,826
Over Six Months but within Twelve Months                     656                 728               3,184
Over Twelve Months                                           563                 801               1,516
--------------------------------------------------------------------------------------------------------
  Total                                                  $ 9,037             $ 8,205             $52,442
--------------------------------------------------------------------------------------------------------

   At December 31, 1996, total interest bearing deposits in domestic offices were $67,186 million, of which $9,037 million were time certificates of deposit in denominations of $100,000 or more, $8,205 million were other time deposits in denominations of $100,000 or more, and $49,453 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $52,442 million, substantially all of which were interest-bearing.

================================================================================
Short-Term and Other Borrowed Funds

The following data provides a summary of the Corporation's short-term and other borrowed funds and weighted-average rates for the years indicated:

(in millions, except rates)                          1996       1995       1994
--------------------------------------------------------------------------------
Federal funds purchased and securities
  sold under repurchase agreements:
Balance at year-end                               $53,868    $37,263    $32,410
Average daily balance during the year              54,655     44,720     34,419
Maximum month-end balance                          67,750     52,655     42,828
Weighted-average rate at December 31                 5.45%      5.82%      5.47%
Weighted-average rate during the year                5.28%      6.01%      4.66%
--------------------------------------------------------------------------------
Other Borrowed Funds-Commercial paper:
Balance at year-end                               $ 4,500    $ 6,275    $ 5,841
Average daily balance during the year               5,199      5,672      4,403
Maximum month-end balance                           5,991      6,275      5,841
Weighted-average rate at December 31                 5.07%      5.52%      5.31%
Weighted-average rate during the year                5.26%      5.77%      4.25%
--------------------------------------------------------------------------------
Other Borrowed Funds-Other borrowings:(a)
Balance at year-end                               $ 9,231    $ 7,661    $ 5,939
Average daily balance during the year               8,535      5,956      5,565
Maximum month-end balance                          12,509      9,117      8,936
Weighted-average rate at December 31(b)              9.97%      6.96%      6.29%
Weighted-average rate during the year(b)             8.82%     11.08%     20.86%
--------------------------------------------------------------------------------

(a) Excludes securities sold but not yet purchased.
(b) The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies. The 1996 and 1995 rates reflect lower interest rates due to the significant decrease in Brazilian inflation beginning in the third quarter of 1994.

   Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes, term federal funds purchased, and various other borrowings in domestic and foreign offices that generally have maturities of one year or less.

   At December 31, 1996, the Corporation had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $1.0 billion.

                                                 The Chase Manhattan Corporation
                                                                and Subsidiaries

                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized, on the 18th day of February, 1997.

                                        THE CHASE MANHATTAN CORPORATION
                                                 (Registrant)


                                        By  WALTER V. SHIPLEY
                                            ------------------------
                                            (Walter V. Shipley,
                                            Chairman of the Board and
                                            Chief Executive Officer)

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

                                        Capacity                   Date
                                        --------                   ----


WALTER V. SHIPLEY              Director and Chairman of the
----------------------------   Board (Principal Executive
(Walter V. Shipley)            Officer)


THOMAS G. LABRECQUE            Director, President and
----------------------------   Chief Operating Officer
(Thomas G. Labrecque)


EDWARD D. MILLER               Director and Senior Vice
----------------------------   Chairman of the Board
(Edward D. Miller)


WILLIAM B. HARRISON JR.        Director and Vice Chairman
----------------------------   of the Board
(William B. Harrison Jr.)


FRANK A. BENNACK JR.           Director                        February 18, 1997
----------------------------
(Frank A. Bennack Jr.)


SUSAN V. BERRESFORD            Director
----------------------------
(Susan V. Berresford)


M. ANTHONY BURNS               Director
----------------------------
(M. Anthony Burns)


H. LAURANCE FULLER             Director
----------------------------
(H. Laurance Fuller)


MELVIN R. GOODES               Director
----------------------------
(Melvin R. Goodes)

                                        Capacity                   Date
                                        --------                   ----


WILLIAM H. GRAY, III           Director
----------------------------
(William H. Gray, III)


GEORGE V. GRUNE                Director
----------------------------
(George V. Grune)


HAROLD S. HOOK                 Director
----------------------------
(Harold S. Hook)


HELENE L. KAPLAN               Director
----------------------------
(Helene L. Kaplan)


J. BRUCE LLEWELLYN             Director
----------------------------
(J. Bruce Llewellyn)


EDMUND T. PRATT JR.            Director                        February 18, 1997
----------------------------
(Edmund T. Pratt Jr.)


HENRY B. SCHACHT               Director
----------------------------
(Henry B. Schacht)


ANDREW C. SIGLER               Director
----------------------------
(Andrew C. Sigler)


JOHN R. STAFFORD               Director
----------------------------
(John R. Stafford)


MARINA v.N. WHITMAN            Director
----------------------------
(Marina v.N. Whitman)


PETER J. TOBIN                 Chief Financial Officer
----------------------------   (Principal Financial
(Peter J. Tobin)               Officer)


JOSEPH L. SCLAFANI             Executive Vice President
----------------------------   and Controller (Principal
(Joseph L. Sclafani)           Accounting Officer)

                                   APPENDIX I


                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition.

GRAPHIC
NUMBER  PAGE                        DESCRIPTION
------- ----                        -----------
   1     38    Bar graph entitled "Operating Net Income and Return on Common
               Equity in millions, except ratios" presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Net Income                      $1,564   $2,266   $2,589    $2,903   $3,516

               Return on Common
               Equity                          10.58%   13.73%   14.51%    15.82%   18.35%

   2     39    Bar graph entitled "Provision for Credit Losses in millions"
               presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Provision for
               Credit Losses                   $2,585   $2,254   $1,050    $  758   $  897

   3     40    Bar graph entitled "Noninterest Revenue in millions"
               presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Total Noninterest
               Revenue                         $5,420   $7,181   $6,701    $6,758   $7,512
                                               ======   ======   ======    ======   ======
               Percentage increase of fees and
               commissions from the
               prior year                                   7%       9%        7%      13%

   4     42    Bar graph entitled "Operating Noninterest Expense in millions"
               presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Operating
               Noninterest
               Expense-excludes
               foreclosed
               property expense,
               restructuring
               costs, a charge to
               conform retirement
               benefits provided
               to foreign
               employees, and
               costs associated
               with Wal-Mart
               program and
               the REIT                        $8,388   $8,798   $9,487    $9,450   $9,249

GRAPHIC
NUMBER  PAGE                        DESCRIPTION
------- ----                        -----------
   5     42    Bar graph entitled "Total Full-Time Equivalent Employees in thousands" presenting the following information:

                                12/31/92  12/31/93  12/31/94  12/31/95  12/31/96
                                --------  --------  --------  --------  --------
                                    74.2      76.0      77.9      72.7      67.8

   6     45    Two pie charts entitled "Global Wholesale Banking Total
               Revenue by Business" presenting the following information:

                                                                1996  1995
                                                                ----  ----
               Global Markets                                    32%   29%
               Global Investment Banking and Corporate Lending   26%   29%
               Global Services                                   23%   25%
               Global Asset Management and Private Banking       10%   10%
               Chase Capital Partners                             9%    7%

   7     46    Two pie charts entitled "Regional and Nationwide Consumer
               Banking Total Revenue by Business" presenting the following information:

                                                                   1996  1995
                                                                   ----  ----
               Credits Cards                                        33%   31%
               Middle Market                                        11%   12%
               International Consumer                                3%    3%
               National Consumer Finance                             7%    7%
               Mortgage Banking                                      8%    8%
               Texas Commerce                                       15%   15%
               Deposits and Investments                             23%   24%

   8     49    Pie chart entitled "Diversification of Loan Portfolio at
               December 31, 1996" presenting the following information:

               Domestic Residential Mortgage                       24%
               Domestic Credit Cards                                8%
               Domestic Auto Financings                             7%
               Domestic Other Consumer                              6%
               Domestic Financial Institutions                      3%
               Domestic Commercial Real Estate                      4%
               Domestic Commercial and Industrial                  22%
               Foreign Commercial                                  24%
               Foreign Consumer                                     2%

GRAPHIC
NUMBER  PAGE                        DESCRIPTION
------- ----                        -----------
   9     49    Bar graph entitled "Nonperforming Assets in millions at
               December 31" presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Nonperforming Assets            $11,181  $5,630   $2,126    $1,664   $1,151
                                               ======   ======   ======    ======   ======

  10     49    Bar graph entitled "Net Charge-offs in millions" presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Total Net Charge-offs           $2,875   $3,319   $1,612    $  840   $  999
                                               ======   ======   ======    ======   ======

  11     50    Bar graph entitled "Managed Credit Card Receivables in
               billions" presenting the following information:

                            12/19/92   12/19/93   12/19/94   12/19/95   12/19/96
                            --------   --------   --------   --------   --------
               Owned        $   12.5   $   13.6   $   17.0   $   17.1   $   12.2
                            ========   ========   ========   ========   ========
               Managed      $   16.3   $   17.4   $   19.7   $   23.7   $   25.2
                            ========   ========   ========   ========   ========

  12     50    Bar graph entitled "Credit Card Net Charge-offs as a
               Percentage of Average Managed Receivables in millions, except ratios" presenting the following information:

                                                1992     1993     1994      1995     1996
                                                ----     ----     ----      ----     ----
               Net Charge-offs of Managed
               Credit Card Receivables         $  877   $  779   $  745    $  849   $1,156

               Net Charge-offs of Managed
               Credit Card Receivables as
               a percentage of Average
               Managed Credit Card
               Receivables                       5.59%    4.91%    4.30%     4.05%    4.87%

  13     53    Bar graph entitled "Total Allowance for Loan Losses and
               Allowance Coverage Ratio in millions, except ratios" presenting the following information:

                                        12/31/92   12/31/93   12/31/94   12/31/95   12/31/96
                                        --------   --------   --------   --------   --------
               Total Allowance for
               Loan Losses               $4,938     $4,445     $3,894     $3,784     $3,549

               Total Allowance as a
               Percentage of Total
               Nonperforming Loans          56%       122%       245%       253%       348%

GRAPHIC
NUMBER  PAGE                        DESCRIPTION
------- ----                        -----------
  14     55    Bar graph entitled "Histogram of Daily Market Risk-Related
               Revenue for 1996 and 1995" presenting the following information:

               Millions of dollars           0 - 5   5 - 10   10 - 15     15 - 20   20 - 25   25 - 30
                                             -----   ------   -------     -------   -------   -------
                                                                     1996
               Number of trading days                                ----
               market risk-related            65      86        60           24        6         2
               revenue was within the                                1995
               above prescribed positive                             ----
               dollar range                   58      99        60           12        2         1

               Millions of dollars         0 - (5)   (5) - (10)   (10) - (15)     (15) - (30)   (30) and over
                                           -------   ----------   -----------     -----------   -------------
                                                                             1996
               Number of trading days                                        ----
               market risk-related            14         2            1                 0             0
               revenue was within the                                        1995
               above prescribed negative                                     ----
               dollar range                   17         6            2                 0             3

  15     59    Bar graph entitled "Risk-Based Capital Ratios" presenting the following information:

                                        12/31/92   12/31/93   12/31/94   12/31/95   12/31/96
                                        --------   --------   --------   --------   --------
               Total Risk-Based
               Capital Ratio              11.22%     12.35%     12.23%     12.27%     11.78%

               Tier 1 Risk-Based
               Capital Ratio               7.01%      8.06%      8.05%      8.22%      8.15%

               Tier 1 Leverage Ratio       6.79%      7.35%      6.63%      6.68%      6.79%

               The minimum regulatory requirements for the above ratios are as follows:

               Minimum Total Risk-Based Capital Ratio       8%
               Minimum Tier 1 Risk-Based Capital Ratio      4%
               Minimum Tier 1 Leverage Ratio                3%

GRAPHIC
NUMBER  PAGE                        DESCRIPTION
------- ----                        -----------
  16     59    Bar graph entitled "Market Capitalization in billions"
               presenting the following information:

                                        12/31/92   12/31/93   12/31/94   12/31/95   12/31/96
                                        --------   --------   --------   --------   --------
               Market Capitalization      $15.8      $17.8      $15.4      $25.6      $38.5

                                EXHIBIT INDEX

       3.1 Restated Certificate of Incorporation of the Corporation, as amended (incorporated by reference to Exhibit 4.1 to the Corporation's Registration Statement on Form S-8, dated July 11, 1996, File No. 333-07941).

       3.2    By-laws, as amended as of March 18, 1997.

       4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association) as succeeded to by Bankers Trust Company, as Trustee, which Indenture includes the form of Debt Securities (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

       4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York, National Association, as Trustee, which Indenture includes the form of Subordinated Debt Securities (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

       4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and First Trust of New York, National Association to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
              Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1).

       4.3(b) First Supplemental Indenture, dated as of December 31, 1991, among
              Chemical Banking Corporation, Manufacturers Hanover Corporation and IBJ Schroder Bank and Trust Company to the Indenture dated June 1, 1985 (incorporated by reference to Exhibit 4.18(b) to the Annual Report on Form 10-K, dated December 31, 1991, of Chemical Banking Corporation, File No. 1-5805).

       4.3(c) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and IBJ Schroder Bank and Trust Company to the Indenture dated June 1, 1985 (incorporated by reference to Exhibit 4.12 to the Registration Statement Form S-3 (File No. 333-14959) of the Corporation).

       4.4(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
              Corporation and Bankers Trust Company, as Trustee, (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

       4.4(b) First Supplemental Indenture, dated as of November 1, 1990, between The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture, dated as of July 1, 1986, (incorporated by reference to Exhibit (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

       4.4(c) Second Supplemental Indenture, dated as of May 1, 1991, between
              The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture dated as of July 1, 1986 (incorporated by reference to Exhibit (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

       4.4(d) Third Supplemental Indenture, dated as of March 29, 1996, among
              Chemical Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee to the Indenture, dated as of July 1, 1986, (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.5(a) Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

       4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among
              Chemical Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and First Trust of New York, National Association, as successor Trustee to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between the Corporation and First Trust of New York, National Association to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of the Corporation).

       4.6(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
              Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

       4.6(b) Supplemental Indenture, dated as of July 22, 1994, to the
              Indenture dated as of May 15, 1993 among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee dated as of July 22, 1994 by Chemical Banking Corporation (incorporated by reference to Exhibit
              4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

       4.7 Junior Subordinated Indenture, dated as of December 1, 1996, between the Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of the Corporation).

       10.1 Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996.

       10.2 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996.

       10.3 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

       10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to the Schedule 14A of the Corporation filed on April 17, 1996, File No. 1-5805).

       10.5 The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to the The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

       10.6 Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to the The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.7 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

       10.8 The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by Reference to Exhibit 10A to the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10T to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.10 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

       10.11 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated herein by reference to Exhibit 10W to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.12 Forms of employment agreements as entered into by Chemical Banking Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1995 of Chemical Banking Corporation, File No. 1-5805).

       10.13 Permanent Life Insurance Options Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

       10.14 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

       10.15 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

       10.16 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

       10.17 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.18 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.19 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10H of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.20 Amendment to Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10AA to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       10.21 TRA 86 Supplemental Benefit Plan of the Bank, as amended (incorporated by reference to Exhibit 10I of the The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

       10.22 Amendment to TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10BB to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

       11.1   Computation of Earnings per Common Share

       12.0   Computation of ratio of earnings to fixed charges.

       12.1 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

       21.1   List of Subsidiaries of the Corporation.

       22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

       23.1   Consent of Independent Accountants.

       27.1   Financial Data Schedule.