Form 10-Q
period 1997-03-31
CHASE MANHATTAN CORP /DE/
filed 1997-05-15
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997              Commission file number 1-5805
                      --------------                                     ------


                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                                             13-2624428
        --------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



 270 Park Avenue, New York, New York                           10017
 -----------------------------------                           -----
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


                                                          Yes.X..    No....


Common Stock, $1 Par Value                                        426,122,218
-----------------------------------------------------------------------------

Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1997.


                                                       FORM 10-Q INDEX



Part I                                                                                   Page
------                                                                                   ----

Item 1 Financial Statements - The Chase Manhattan Corporation and Subsidiaries:

                  Consolidated Balance Sheet at March 31, 1997 and
                  December 31, 1996.                                                        3

                  Consolidated Statement of Income for the three months
                  ended March 31, 1997 and March 31, 1996.                                  4

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the three months ended March 31, 1997 and March 31, 1996.             5

                  Consolidated Statement of Cash Flows for the three months
                  ended March 31, 1997 and March 31, 1996.                                  6

               Notes to Financial Statements.                                            7-15


Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                    16-44

Part II
-------

Item 1           Legal Proceedings                                                         45

Item 2           Sales of Unregistered Common Stock                                        45

Item 6           Exhibits and Reports on Form 8-K.                                         45

Part I
Item 1.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                        (in millions, except share data)
                                                                                   March 31,          December 31,
                                                                                        1997                  1996
                                                                                        ----                  ----
   ASSETS
   Cash and Due from Banks                                                       $   14,349            $    14,605
   Deposits with Banks                                                                3,298                  8,344
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               34,554                 28,966
   Trading Assets:
     Debt and Equity Instruments                                                     34,753                 30,377
     Risk Management Instruments                                                     32,725                 29,579
   Securities:
     Available-for-Sale                                                              40,372                 44,691
     Held-to-Maturity (Fair Value: $3,561 and $3,849)                                 3,603                  3,855
   Loans (Net of Allowance for Loan Losses of $3,550 and $3,549)                    152,332                151,543
   Premises and Equipment                                                             3,640                  3,642
   Due from Customers on Acceptances                                                  2,280                  2,276
   Accrued Interest Receivable                                                        3,215                  3,020
   Other Assets                                                                      15,217                 15,201
                                                                                 ----------            -----------
            TOTAL ASSETS                                                         $  340,338            $   336,099
                                                                                 ==========            ===========
   LIABILITIES
   Deposits:
    Domestic:
        Noninterest-Bearing                                                      $   39,932            $    42,726
        Interest-Bearing                                                             66,685                 67,186
    Foreign:
        Noninterest-Bearing                                                           4,066                  4,331
        Interest-Bearing                                                             65,347                 66,678
                                                                                    -------                -------
        Total Deposits                                                              176,030                180,921
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                55,939                 53,868
   Commercial Paper                                                                   3,780                  4,500
   Other Borrowed Funds                                                               7,819                  9,231
   Acceptances Outstanding                                                            2,280                  2,276
   Trading Liabilities                                                               46,147                 38,136
   Accounts Payable, Accrued Expenses and Other Liabilities                          13,242                 12,309
   Long-Term Debt                                                                    12,419                 12,714
   Guaranteed Preferred Beneficial Interests in Corporation's
     Junior Subordinated Deferrable Interest Debentures                               1,390                    600
                                                                                    -------                -------
            TOTAL LIABILITIES                                                       319,046                314,555
                                                                                    -------                -------
   COMMITMENTS AND CONTINGENCIES (See Note 7)

   PREFERRED STOCK OF SUBSIDIARY                                                        550                    550
                                                                                    -------                -------
   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    2,500                  2,650
   Common Stock (Issued 440,746,231 and 440,747,317 Shares)                             441                    441
   Capital Surplus                                                                   10,299                 10,459
   Retained Earnings                                                                  9,235                  8,627
   Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes                  (559)                  (288)
   Treasury Stock, at Cost (12,397,918 and 9,936,716 Shares)                         (1,174)                  (895)
                                                                                 ----------            -----------
            TOTAL STOCKHOLDERS' EQUITY                                               20,742                 20,994
                                                                                 ----------            -----------
            TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
              AND STOCKHOLDERS' EQUITY                                           $  340,338            $   336,099
                                                                                 ==========            ===========

   The Notes to Financial Statements are an integral part of these Statements.


Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                          Three Months Ended March 31,
                      (in millions, except per share data)

                                                                                           1997                       1996
                                                                                           ----                       ----
      INTEREST INCOME
      Loans                                                                           $   3,112                   $  3,241
      Securities                                                                            722                        720
      Trading Assets                                                                        626                        413
      Federal Funds Sold and Securities
       Purchased Under Resale Agreements                                                    559                        501
      Deposits with Banks                                                                   106                        172
                                                                                      ---------                   --------
           Total Interest Income                                                          5,125                      5,047
                                                                                      ---------                   --------
      INTEREST EXPENSE
      Deposits                                                                            1,515                      1,644
      Short-Term and Other Borrowings                                                     1,302                      1,026
      Long-Term Debt                                                                        257                        227
                                                                                      ---------                   --------
           Total Interest Expense                                                         3,074                      2,897
                                                                                      ---------                   --------
      NET INTEREST INCOME                                                                 2,051                      2,150
      Provision for Credit Losses                                                           220                        245
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                               1,831                      1,905
                                                                                      ---------                   --------
      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                168                        224
      Trust, Custody  and Investment Management Fees                                        310                        285
      Credit Card Revenue                                                                   278                        233
      Service Charges on Deposit Accounts                                                    91                         99
      Fees for Other Financial Services                                                     383                        378
      Trading Revenue                                                                       422                        355
      Securities Gains                                                                      101                         52
      Revenue from Equity-Related Investments                                               164                        223
      Other Revenue                                                                         182                         36
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      2,099                      1,885
                                                                                      ---------                   --------
      NONINTEREST EXPENSE
      Salaries                                                                            1,124                      1,076
      Employee Benefits                                                                     222                        305
      Occupancy Expense                                                                     187                        221
      Equipment Expense                                                                     190                        184
      Foreclosed Property Expense                                                             3                         (9)
      Restructuring Charge and Expenses                                                      30                      1,656
      Other Expense                                                                         691                        660
                                                                                      ---------                  ---------
           Total Noninterest Expense                                                      2,447                      4,093
                                                                                      ---------                  ---------
      INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                   1,483                       (303)
      Income Tax Expense (Benefit)                                                          556                       (214)
                                                                                      ---------                   --------
      NET INCOME (LOSS)                                                               $     927                   $    (89)
                                                                                      =========                   ========
      NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                    $     872                   $   (143)
                                                                                      =========                   ========
      NET INCOME (LOSS) PER COMMON SHARE:
      Primary                                                                         $    1.98                   $   (.32)
                                                                                      =========                   ========
      Assuming Full Dilution                                                          $    1.97                   $   (.32)
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


Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                                  (in millions)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                          ----------------------------
                                                                                             1997               1996
                                                                                          ---------         ----------
Preferred Stock:
Balance at Beginning of Year                                                              $   2,650         $    2,650
Redemption of Stock                                                                            (150)                --
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   2,500         $    2,650
                                                                                          ---------         ----------
Common Stock:
Balance at Beginning of Year                                                              $     441         $      458
Retirement of Treasury Stock                                                                     --                (20)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     441         $      438
                                                                                          ---------         ----------
Capital Surplus:
Balance at Beginning of Year                                                              $  10,459         $   11,075
Retirement of Treasury Stock                                                                     --               (433)
Shares Issued for Employee Stock-Based Awards and
  Certain Related Tax Benefits                                                                 (160)               (84)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  10,299         $   10,558
                                                                                          ---------         ----------
Retained Earnings:
Balance at Beginning of Year                                                              $   8,627         $    7,997
Net Income (Loss)                                                                               927                (89)
Retirement of Treasury Stock                                                                     --               (557)
Cash Dividends Declared:
   Preferred Stock                                                                              (55)               (54)
   Common Stock                                                                                (265)              (328)(a)
Accumulated Translation Adjustment                                                                1                 --
                                                                                          ---------         ----------
Balance at End of Period                                                                  $   9,235         $    6,969
                                                                                          ---------         ----------
Net Unrealized Loss on Securities Available-for-Sale:
Balance at Beginning of Year                                                              $    (288)        $     (237)
Net Change in Fair Value of Securities Available-for-Sale,
  Net of Taxes                                                                                 (271)              (373)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $    (559)        $     (610)
                                                                                          ---------         ----------
Common Stock in Treasury, at Cost:
Balance at Beginning of Year                                                              $    (895)        $   (1,107)
Retirement of Treasury Stock                                                                     --              1,010
Purchase of Treasury Stock                                                                     (609)              (708)
Reissuance of Treasury Stock                                                                    330                567
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  (1,174)        $     (238)
                                                                                          ---------         ----------
Total Stockholders' Equity                                                                $  20,742         $   19,767
                                                                                          =========         ==========

(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by old Chase in the 1996 first quarter.

   The Notes to Financial Statements are an integral part of these Statements.


Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Three Months Ended March 31,
                                  (in millions)

                                                                                                 1997              1996
                                                                                             ----------        ----------
Operating Activities
--------------------
Net Income (Loss)                                                                            $    927          $    (89)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
by Operating Activities:
      Provision for Credit Losses                                                                 220               245
      Restructuring Charge and Expenses                                                            30             1,656
      Depreciation and Amortization                                                               235               208
      Net Change In:
         Trading-Related Assets                                                                (6,880)              847
         Accrued Interest Receivable                                                             (195)               51
         Other Assets                                                                            (572)           (1,504)
         Trading-Related Liabilities                                                            8,750               297
         Accrued Interest Payable                                                                 166              (189)
         Other Liabilities                                                                        671               (73)
         Other, Net                                                                                95               262
                                                                                             --------          --------
Net Cash Provided by Operating Activities                                                       3,447             1,711
                                                                                             --------          --------
Investing Activities
--------------------
Net Change In:
      Deposits with Banks                                                                       5,046             2,212
      Federal Funds Sold and Securities Purchased Under Resale Agreements                      (5,802)           (2,829)
      Loans Due to Sales and Securitizations                                                    5,948            10,433
      Other Loans, Net                                                                         (6,876)          (10,051)
      Other, Net                                                                                 (172)              228
Proceeds from the Maturity of Held-to-Maturity Securities                                         229               300
Purchases of Held-to-Maturity Securities                                                          (18)              (69)
Proceeds from the Maturity of Available-for-Sale Securities                                     1,820             3,032
Proceeds from the Sale of Available-for-Sale Securities                                        16,323            10,433
Purchases of Available-for-Sale Securities                                                    (14,635)          (16,132)
                                                                                             --------          --------
Net Cash Provided (Used) by Investing Activities                                                1,863            (2,443)
                                                                                             --------          --------
Financing Activities
--------------------
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                             (2,794)           (6,896)
      Domestic Time and Savings Deposits                                                         (501)            3,445
      Foreign Deposits                                                                         (1,596)              851
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements                   2,285             1,104
      Other Borrowed Funds                                                                     (2,132)           (1,190)
      Other, Net                                                                                  (37)             (206)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                             1,121               725
Repayments of Long-Term Debt                                                                     (625)             (571)
Proceeds from the Issuance of Stock                                                               170               513
Redemption of Preferred Stock                                                                    (150)               --
Treasury Stock Purchased                                                                       (1,031)             (708)
Cash Dividends Paid                                                                              (296)             (284)
                                                                                             --------          --------
Net Cash Used by Financing Activities                                                          (5,586)           (3,217)
                                                                                             --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                         20                 1
                                                                                             --------          --------
Net Decrease in Cash and Due from Banks                                                          (256)           (3,948)
Cash and Due from Banks at January 1,                                                          14,605            14,794
                                                                                             --------          --------
Cash and Due from Banks at March 31,                                                         $ 14,349          $ 10,846
                                                                                             ========          ========
Cash Interest Paid                                                                           $  2,908          $  3,091
                                                                                             --------          --------
Taxes Paid                                                                                   $    160          $    335
                                                                                             --------          --------

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - BASIS  OF  PRESENTATION
--------------------------------
The unaudited financial statements of The Chase Manhattan Corporation and subsidiaries (the "Corporation") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. In addition, certain amounts have been reclassified to conform to the current presentation.

The Corporation adopted, commencing January 1, 1997, the requirements of Statement of Financial Accounting Standards No. 125 entitled, "Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of
Liabilities" ("SFAS  125")  for  the  following  types  of   transactions:
securitizations, recognitions of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities. The adoption of SFAS 125 did not have a material effect on the Corporation's earnings, liquidity, or capital resources.

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127 entitled "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"), which deferred for one year, the effective date of SFAS 125 as applied to securities lending, repurchase agreements and other secured financing transactions. The Corporation believes that the adoption of SFAS 127 will not have a material effect on the Corporation's earnings, liquidity or capital resources.

NOTE 2- EARNINGS PER SHARE
--------------------------
For a discussion of the Corporation's current earnings per share policy, reference is made to Note One of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Annual Report"). For a discussion of the FASB's Statement of Financial Accounting
Standards  No.  128  "Earnings  per  Share", see  the  Accounting
Developments Section on page 42 of this Form 10-Q.

Part I
Item 1. (continued)


NOTE 3 - TRADING ACTIVITIES
---------------------------
For a discussion of the Corporation's trading revenue for the 1997 first quarter, see Management's Discussion and Analysis("MD&A") on page 21 of this Form 10-Q.

TRADING ASSETS AND LIABILITIES
Trading assets and trading liabilities (which are carried at estimated fair value, after taking into account the effects of legally enforceable master netting agreements relating to risk management instruments) are presented in the following table for the dates indicated.



                                                                                        March 31,           December 31,
(in millions)                                                                                1997                   1996
-------------                                                                        -------------          -------------

Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities                      $     11,301            $     8,523
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                                               1,792                  1,486
     Debt Securities Issued by Foreign Governments                                         11,028                 12,284
     Debt Securities Issued by Foreign Financial Institutions                               4,357                  3,569
     Loans                                                                                  1,412                    876
     Corporate Securities                                                                   2,680                  1,873
     Other                                                                                  2,183                  1,766
                                                                                     ------------            -----------
Total Trading Assets - Debt and Equity Instruments (a)                               $     34,753            $    30,377
                                                                                     ============            ===========
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                                         $     13,812            $    14,227
     Foreign Exchange Contracts                                                            18,109                 13,760
     Equity, Commodity and Other Contracts                                                    879                  1,667
     Allowance for Credit Losses for Risk Management
       Instruments                                                                            (75)                   (75)
                                                                                     ------------            -----------
Total Trading Assets - Risk Management Instruments                                   $     32,725            $    29,579
                                                                                     ============            ===========
Trading Liabilities - Risk Management Instruments:
     Interest Rate Contracts                                                         $     13,580            $    14,622
     Foreign Exchange Contracts                                                            17,712                 12,867
     Equity, Commodity and Other Contracts                                                  1,106                  1,202
                                                                                     ------------            -----------
Trading Liabilities - Risk Management Instruments                                    $     32,398            $    28,691
                                                                                     ------------            -----------
Securities Sold, Not Yet Purchased                                                   $     11,584            $     7,242
                                                                                     ------------            -----------
Structured Notes                                                                     $      2,165            $     2,203
                                                                                     ------------            -----------
Total Trading Liabilities                                                            $     46,147            $    38,136
                                                                                     ============            ===========

(a) Includes emerging markets instruments of $5,272 million at March 31, 1997 and $5,500 million at December 31, 1996.

NOTE 4 -  SECURITIES
-------------------
For a discussion of the accounting policies relating to securities, see Note One of the Corporation's 1996 Annual Report.

The valuation of available-for-sale securities (including securities classified as loans which are subject to the provisions of SFAS 115) resulted in a net after-tax unfavorable impact of $559 million on the Corporation's stockholders' equity at March 31, 1997, compared with a net after-tax unfavorable impact of $288 million at December 31, 1996. The change from the 1996 year-end was the result of an increase in U.S. dollar interest rates during the 1997 first quarter, thereby causing a decline in the market value of the securities portfolio.

Part I
Item 1. (continued)

Net gains from available-for-sale securities sold in the first quarter of 1997 amounted to $101 million (gross gains of $116 million and gross losses of $15 million). Net gains on such sales for the same period in 1996 amounted to $52 million (gross gains of $74 million and gross losses of $22 million).

AVAILABLE-FOR-SALE SECURITIES
-----------------------------
The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, were as follows for the dates indicated:



March 31, 1997 (in millions)                                                 Gross             Gross
                                                       Amortized            Unrealized       Unrealized      Fair
                                                         Cost                 Gains            Losses        Value
                                                       ----------           -----------     -----------    ---------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  20,572            $   22           $    557      $  20,037
        Collateralized Mortgage Obligations                2,238                --                  5          2,233
        Other, primarily U.S. Treasuries                   9,353                --                349          9,004
Obligations of State and Political Subdivisions              352                 1                  1            352
Debt Securities Issued by Foreign Governments              6,765                24                 55          6,734
Corporate Debt Securities                                    624                35                  5            654
Equity Securities                                            919               137                 47          1,009
Other, primarily Asset-Backed Securities (a)                 345                10                  6            349
                                                       ---------            ------           --------      ---------
        Total Available-for-Sale Securities            $  41,168            $  229           $  1,025      $  40,372
                                                       =========            ======           ========      =========


December 31, 1996 (in millions)                                              Gross             Gross
                                                       Amortized            Unrealized       Unrealized      Fair
                                                         Cost                 Gains            Losses        Value
                                                       ----------           -----------     -----------    ---------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  20,961            $   18           $  285        $  20,694
        Collateralized Mortgage Obligations                2,293                 1                2            2,292
        Other, primarily U.S. Treasuries                  12,250                 3              193           12,060
Obligations of State and Political Subdivisions              325                 2               --              327
Debt Securities Issued by Foreign Governments              6,893               100                3            6,990
Corporate Debt Securities                                    923                43               14              952
Equity Securities                                            957               116               25            1,048
Other, primarily Asset-Backed Securities (a)                 328                 1                1              328
                                                       ---------            ------           ------        ---------
        Total Available-for-Sale Securities            $  44,930            $  284           $  523        $  44,691
                                                       =========            ======           ======        =========

(a) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

Part I
Item 1. (continued)


HELD-TO-MATURITY SECURITIES
---------------------------

The amortized cost and estimated fair value of held-to-maturity securities for the dates indicated were as follows:


March 31, 1997 (in millions)                                                 Gross             Gross
                                                       Amortized            Unrealized       Unrealized      Fair
                                                         Cost                 Gains            Losses        Value
                                                       ----------           -----------     -----------    ---------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  1,503            $    1           $   28        $   1,476
        Collateralized Mortgage Obligations                1,986                 3               18            1,971
        Other, primarily U.S. Treasuries                      54                --               --               54
Other, primarily Asset-Backed Securities (a)                  60                --               --               60
                                                        --------            ------           ------        ---------
     Total Held-to-Maturity Securities                  $  3,603            $    4           $   46        $   3,561
                                                        ========            ======           ======        =========

December 31, 1996 (in millions)                                               Gross             Gross
                                                       Amortized            Unrealized       Unrealized      Fair
                                                         Cost                 Gains            Losses        Value
                                                       ----------           -----------     -----------    ---------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   1,584           $     4          $     8        $   1,580
        Collateralized Mortgage Obligations                2,075                 6                9            2,072
        Other, primarily U.S. Treasuries                      73                --               --               73
Other, primarily Asset-Backed Securities (a)                 123                 1               --              124
                                                       ---------           -------           ------        ---------
     Total Held-to-Maturity Securities                 $   3,855           $    11          $    17        $   3,849
                                                       =========           =======          =======        =========

(a) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.


NOTE 5 - LOANS
--------------
For a discussion of the accounting policies relating to loans, including securities classified as loans which are subject to the provisions of SFAS 115, reference is made to Notes One and Four of the Corporation's 1996 Annual Report. The following table reflects the amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated.



(in millions)                                                                Gross            Gross
                                                       Amortized            Unrealized       Unrealized      Fair
                                                         Cost                 Gains            Losses        Value
                                                       ----------           -----------     -----------    ---------

March 31, 1997                                        $    1,703           $   161          $   341        $   1,523
                                                      ==========           =======          =======        =========
December 31, 1996                                     $    1,869           $    93          $   369        $   1,593
                                                      ==========           =======          =======        =========

There were no net gains or losses in the first quarter of 1997 related to the disposition of available-for-sale emerging market securities, compared with a net loss of $35 million in the same 1996 period.

Part I
Item 1. (continued)


The following table sets forth information about the Corporation's impaired loans. The Corporation uses the discounted cash flow method as its primary method for valuing impaired loans.


                                                                                   March 31,        December 31,       March 31,
(in millions)                                                                           1997                1996            1996
-------------                                                                     ----------        ------------       ---------

Impaired Loans with an Allowance                                                  $      520        $       535        $     514
Impaired Loans without an Allowance (a)                                                  152                182              714
                                                                                  ----------        -----------        ---------
     Total Impaired Loans                                                         $      672        $       717        $   1,228
                                                                                  ==========        ===========        =========
Allowance for Impaired Loans under
  SFAS 114 (b)                                                                    $      171        $       194        $     153
                                                                                  ----------        -----------        ---------
Average Balance of Impaired Loans
  during the year-to-date period ended:                                           $      704        $     1,104        $   1,212
                                                                                  ----------        -----------        ---------
Interest Income Recognized on Impaired
  Loans during the year-to-date period ended:                                     $        3        $        30        $       8
                                                                                  ----------        -----------        ---------

(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.
(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Loan Losses.

NOTE 6 - RESTRUCTURING CHARGE AND EXPENSES
------------------------------------------
In connection with the merger of The Chase Manhattan Corporation ("Chase") and Chemical Banking Corporation ("Chemical"), $1.9 billion of one-time merger-related  costs were  identified,  of which  $1.65  billion was taken as a
restructuring   charge  on  March  31,  1996.  An  additional  $194  million  of merger-related expenses, from an expected additional $250 million of merger-related expenses, were incurred since the merger and were included in the Restructuring Charge and Expenses caption of the income statement. Of this amount, $30 million was incurred during the 1997 first quarter. The remaining merger-related expenses are expected to be substantially incurred over the next year as these costs do not qualify for immediate recognition under an existing accounting pronouncement and were not included in the $1.65 billion charge taken on March 31, 1996. The $1.9 billion of merger-related costs reflect severance and other termination-related costs to be incurred in connection with anticipated staff reductions (approximately $600 million), costs in connection with planned dispositions of certain facilities, premises and equipment (approximately $700 million), and other merger-related expenses, including costs to eliminate redundant back office and other operations and other expenses related directly to the merger (approximately $600 million).

At March 31, 1997, the reserve balance associated with the above $1.65 billion restructuring charge was approximately $809 million, of which $235 million related to severance and other termination-related costs, $483 million related to the disposition of certain facilities, premises and equipment, and $91 million related to other merger costs, including costs to eliminate redundant back office and other operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
For a discussion of legal proceedings,  see Part II, Item 1 of this Form 10-Q.

Part I
Item 1. (continued)


NOTE 8 -  GUARANTEED  PREFERRED  BENEFICIAL  INTERESTS IN  CORPORATION'S  JUNIOR
--------------------------------------------------------------------------------
SUBORDINATED DEFERRABLE INTEREST DEBENTURES
------------------------------------------------
In the fourth quarter of 1996 and first quarter of 1997, the Corporation established three separate statutory business trusts, which issued an aggregate $1,390 million in capital securities. The capital securities qualify as Tier 1 capital for the Corporation. The proceeds from each issuance by a trust of its capital securities were invested in a corresponding series of junior subordinated deferrable interest debentures of the Corporation. The sole assets of each statutory business trust is these debentures. The Corporation has fully and unconditionally guaranteed all of the business trusts' obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following is a summary of the Corporation's outstanding debentures:

                           Amount of
                          Debentures        Stated Maturity        Interest Rate                 Interest
Name of Trust            (in millions)       of Debentures        of Debentures                Payment Dates
-------------            -------------       -------------        -------------                -------------

Chase Capital I            $     600            12/1/2026             7.67%           Semi-annual - commencing 6/1/97
Chase Capital II                 494             2/1/2027        LIBOR + .50%           Quarterly - commencing 5/1/97
Chase Capital III                296             3/1/2027        LIBOR + .55%           Quarterly - commencing 6/1/97
                           ---------
         Total             $   1,390
                           =========

NOTE 9 - PREFERRED STOCK OF SUBSIDIARY
--------------------------------------
Chase Preferred Capital Corporation ("CPCC"), a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets, is a wholly-owned subsidiary of The Chase Manhattan Bank. On September 18, 1996, CPCC issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A with a liquidation preference of $25 per share. Dividends are cumulative, are payable quarterly and are recorded as minority interest expense by the Corporation.

The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On and after September 18, 2001, the Series A Preferred Shares may be redeemed for cash at the option of CPCC, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends, if any, thereon. The Series A Preferred Shares are treated as Tier 1 capital for the Corporation. The Series A Preferred Shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of CPCC or the Corporation and any of its subsidiaries.

NOTE 10 - COMMON STOCK
----------------------
In October 1996, the Corporation announced a common stock purchase program in which the Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefit plans. During the period from the inception of the program through March 31, 1997, the Corporation has repurchased 17.6 million common shares ($1.6 billion) and reissued approximately 5.2 million treasury shares under the Corporation's benefit plans, resulting in a net repurchase of 12.4 million shares ($1.2 billion) of its common stock.

Part I
Item 1. (continued)

NOTE 11 - CAPITAL
-----------------
For a discussion of the calculation of the Corporation's capital ratios, as well as the various regulatory guidelines which are applicable to the Corporation, reference is made to Note Sixteen of the Corporation's 1996 Annual Report.

The following table presents capital ratios for the Corporation and its significant banking subsidiaries. Assets and capital amounts for the Corporation's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for the Corporation reflect the elimination of intercompany transactions.


                                                                         The Chase               Texas
March 31, 1997 ($ in millions)                Corporation             Manhattan Bank           Commerce             Chase USA
--------------                                -----------             --------------           --------             ---------


Tier 1 Capital Ratio (a)(c)                      8.36% (d)                    7.81%              7.94%                 10.61%
Total Capital Ratio (a)(c)                      12.04% (d)                   11.59%             11.12%                 13.46%
Tier 1 Leverage Ratio (b)(c)                     6.90% (d)                    6.07%              6.80%                 10.26%

Tier 1 Capital                            $    21,199                  $    16,175          $   1,422              $   2,501
Total Qualifying Capital                       30,509                       23,996              1,991                  3,172
Risk-Weighted Assets                          253,441                      207,087             17,900                 23,571
Adjusted Average Assets                       307,349                      266,619             20,920                 24,371


(a)  Tier 1 Capital or Total Capital,  as applicable,  divided by risk-weighted
     assets.   Risk-weighted   assets  include  assets  and  off-balance   sheet
     positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(b) Tier 1 Capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).
(c)  The provisions of SFAS 115 do not apply to the calculation of these ratios.
(d) Excludes the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chase Securities Inc., as well as the Corporation's investment in such subsidiary. Including the Corporation's securities subsidiary, Chase Securities Inc., the March 31, 1997, Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.56%, 12.49% and 6.48%, respectively.

NOTE 12 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
---------------------------------------------------------------
The Corporation utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. These derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of these risks, see Note Seventeen of the Corporation's 1996 Annual Report.

Derivative and Foreign Exchange Instruments Used for Trading Purposes:
----------------------------------------------------------------------
The financial instruments used for the Corporation's trading activities are disclosed in Note 3 of this Form 10-Q. The credit risk relating to the Corporation's trading activities is recorded on the balance sheet. The effects of market risk (gains or losses) on the Corporation's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market on a daily basis.

Derivative and Foreign Exchange Instruments Used for Purposes Other Than Trading (such as ALM activities):
--------------------------------------------------------------------------------
A discussion of the Corporation's objectives and strategies for employing derivative and foreign exchange instruments for ALM activities is included on pages 55-58 of the Corporation's 1996 Annual Report.

At March 31, 1997, gross deferred gains and gross deferred losses relating to closed derivative contracts used in ALM activities were $571 million and $585 million, respectively. For a discussion of the accounting method used for closed contracts, see Note One of the Corporation's 1996 Annual Report and see page 39 of this Form 10-Q for the Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts.

The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at March 31, 1997, deferred gains and losses associated with such transactions were immaterial.

Part I
Item 1. (continued)

The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below. The table should be read in conjunction with the descriptions of these products and their risks included in Note Seventeen of the Corporation's 1996 Annual Report.


                                                           Notional Amounts (a)                      Credit Exposure
                                                      ------------------------------          --------------------------
                                                      March 31,        December 31,           March 31,     December 31,
(in billions)                                              1997                1996                1997             1996
-------------                                        ----------         -----------           ---------     ------------
INTEREST RATE CONTRACTS
Futures, Forwards and Forward Rate Agreements
  Trading                                              $ 1,401.7         $  1,209.6          $    0.4         $      0.5
  Asset and Liability Management                            68.7               30.8               ---                ---
Interest Rate Swaps
  Trading                                                2,448.1            2,300.3              10.6               11.4
  Asset and Liability Management                            99.8               96.4               0.6                0.7
Purchased Options
  Trading                                                  274.0              172.7               2.8                2.3
  Asset and Liability Management                            20.3               15.5               ---                ---
Written Options
  Trading                                                  326.1              199.4               ---                ---
  Asset and Liability Management                             6.3                1.4               ---                ---
                                                       ---------         ----------          --------           --------
    Total Interest Rate Contracts                      $ 4,645.0         $  4,026.1          $   14.4           $   14.9
                                                       =========         ==========          ========           ========

FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                              $ 1,492.2         $  1,308.6          $   13.9           $   10.0
  Asset and Liability Management                            67.6               60.1               ---                ---
Other Foreign Exchange Contracts (b)
  Trading                                                  295.5              267.4               4.2                3.8
  Asset and Liability Management                             4.4                4.2               ---                ---
                                                       ---------         ----------          --------           --------
    Total Foreign Exchange Contracts                   $ 1,859.7         $  1,640.3          $   18.1           $   13.8
                                                       =========         ==========          ========           ========

EQUITY, COMMODITY AND OTHER CONTRACTS
  Trading                                              $    50.9         $     45.7          $    0.9           $    1.7
                                                       ---------         ----------          --------           --------
Total Equity, Commodity and Other Contracts            $    50.9         $     45.7          $    0.9           $    1.7
                                                       =========         ==========          ========           ========

Total Credit Exposure Recorded on the Balance Sheet                                          $   33.4           $   30.4

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $699.3 billion, $10.8 billion and $7.0 billion, respectively, at March 31, 1997, compared with $521.5 billion, $9.5 billion and $6.4 billion, respectively, at December 31, 1996. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $94.8 billion, $101.3 billion and $103.8 billion, respectively, at March 31, 1997, compared with $89.6 billion, $94.2 billion and $87.8 billion, respectively, at December 31, 1996.

Part I
Item 1. (continued)

NOTE 13 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
-----------------------------------------------------------------
The following table summarizes the Corporation's credit risk which is represented by contract amounts relating to lending-related financial instruments at March 31, 1997 and December 31, 1996. The table should be read in conjunction with the description of these products and their risks included in Note Eighteen of the Corporation's 1996 Annual Report.


Off-Balance Sheet Lending-Related Financial Instruments
                                                                                 March 31,                 December 31,
(in millions)                                                                         1997                         1996
-------------                                                                   ----------                 ------------

Credit Card Lines                                                               $   56,098                 $   54,192
Other Commitments to Extend Credit                                                  96,449                     94,278
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $5,139 and $5,205)                                           30,947                     30,843
Other Letters of Credit                                                              5,848                      5,588
Customers' Securities Lent                                                          41,199                     38,715


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------
For a discussion of the Corporation's fair value methodologies,  see Note Twenty of the  Corporation's  1996 Annual  Report.  The  following  table  presents the carrying  value and estimated fair value at March 31, 1997 and December 31, 1996 of the Corporation's financial assets and liabilities valued under SFAS 107.

                                                 March 31, 1997                                      December 31, 1996
                                   -------------------------------------------        -----------------------------------------
                                   Carrying      Estimated       Appreciation/        Carrying     Estimated      Appreciation/
(in millions)                      Value (a)     Fair Value (a)  (Depreciation)       Value        Fair Value     (Depreciation)

Total Financial Assets             $  332,983     $   335,131     $   2,148          $   328,504    $   330,831     $    2,327
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  318,647     $   319,009          (362)         $   314,144    $   314,626           (482)
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
of Carrying Value                                                 $   1,786                                         $    1,845
                                                                  =========                                         ==========

(a) Gross unrecognized gains and losses from daily margin settlements on open futures contracts were $20 million and $2 million, respectively, at March 31, 1997.

Derivative contracts used for ALM activities are included in the above amounts and are valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes. The following table presents the carrying value and estimated fair value of derivatives contracts used for ALM activities.


                                                 March 31, 1997                                      December 31, 1996
                                    ------------------------------------------        ----------------------------------------
                                    Carrying    Estimated     Net Unrecognized        Carrying   Estimated    Net Unrecognized
(in millions)                       Value       Fair Value    Gains/(Losses)          Value      Fair Value   Gains/(Losses)
-------------                       -----       ----------    --------------          -----      ----------   --------------

Total Financial Assets              $  304      $   356        $   52  (a)           $  222       $  135        $  (87)
Total Financial Liabilities         $  252      $   (34)       $ (286) (a)           $   76       $  (67)       $ (143)


(a) Unrecognized gains and losses related to total financial assets were $552 million and $500 million, respectively, at March 31, 1997. Unrecognized gains and losses related to total financial liabilities were $187 million and $473 million, respectively, at March 31, 1997.

The above table excludes derivatives contracts used by the Corporation to manage the risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107. At March 31, 1997, the carrying value of these derivative contracts was $82 million, and gross unrecognized gains and losses were $12 million and $136 million, respectively, resulting in an estimated negative fair value of $42 million. The unrecognized losses above do not include the favorable impact from the mortgage servicing rights being hedged by these derivative contracts.


Part I
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (in millions, except per share and ratio data)

                                                                 1997                              1996
                                                             ----------     ----------------------------------------------------
                                                                First        Fourth        Third         Second        First
                                                               Quarter       Quarter      Quarter        Quarter      Quarter
                                                              --------       -------      -------        -------      -------
EARNINGS:
Income Before Restructuring Costs                           $    946        $   901       $   878        $   870      $    937 (e)
Restructuring Costs (After-Tax) (a)                              (19)           (65)          (20)           (14)       (1,026)
                                                            --------        -------       -------        -------      --------
Net Income (Loss)                                           $    927        $   836       $   858        $   856      $    (89)
                                                            ========        =======       =======        =======      ========
Net Income (Loss) Applicable to Common Stock                $    872        $   781       $   803        $   801      $   (143)
                                                            ========        =======       =======        =======      ========
INCOME PER COMMON SHARE:
Primary:
  Income Before Restructuring Costs                         $   2.02        $  1.89       $  1.85        $   1.83      $   1.98 (e)
  Restructuring Costs (After-Tax) (a)                          (0.04)         (0.15)        (0.05)          (0.03)        (2.30)
                                                            --------        -------       -------        --------      --------
  Net Income (Loss)                                         $   1.98        $  1.74       $  1.80        $   1.80      $  (0.32)
                                                            ========        =======       =======        ========      ========
Assuming Full Dilution:
  Income Before Restructuring Costs                         $   2.01        $  1.88       $  1.83        $   1.82      $   1.97 (e)
  Restructuring Costs (After-Tax) (a)                          (0.04)         (0.14)        (0.05)          (0.03)        (2.29)
                                                            --------        -------       -------        --------      --------
Net Income (Loss)                                           $   1.97        $  1.74       $  1.78        $   1.79      $  (0.32)
                                                            ========        =======       =======        ========      ========
PER COMMON SHARE:
Book Value                                                  $  42.59        $ 42.58       $ 42.03        $  40.47      $  39.41
Market Value                                                $  93.88        $ 89.38       $ 80.13        $  70.63      $  70.50
Common Stock Dividends Declared (b)                         $   0.62        $  0.56       $  0.56        $   0.56      $   0.56

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares                    441.0          447.7         447.2           444.8         446.1
Average Common Shares Assuming Full Dilution                   442.6          448.8         450.5           458.4         449.1
Common Shares at Period End                                    428.3          430.8         439.9           437.1         434.3

PERFORMANCE RATIOS: (Average Balances)
Income Before Restructuring Costs: (c)
  Return on Assets                                              1.13%          1.08%       1.08%             1.10%         1.20%
  Return on Common Stockholders' Equity                        19.54%         18.12%      18.35%            19.00%        19.53% (e)
  Return on Total Stockholders' Equity                         18.15%         16.89%      17.04%            17.58%        18.09%
Net Income: (c)
  Return on Assets                                              1.11%          1.00%       1.06%             1.08%           NM
  Return on Common Stockholders' Equity                        19.12%         16.73%      17.90%            18.67%           NM
  Return on Total Stockholders' Equity                         17.78%         15.67%      16.65%            17.30%           NM
Efficiency Ratio (d)                                            57.6%          58.5%       58.2%             58.4%         59.5%
Efficiency Ratio - Excluding Securitizations (d)                54.5%          56.2%       56.1%             56.2%         58.0%


(a) Reflects merger-related restructuring charge of $1,022 million, after-tax, which was recorded on March 31, 1996. In addition, under an existing accounting pronouncement, $19 million of after-tax merger-related expenses were incurred and recognized in the first quarter of 1997. During 1996, $103 million of after-tax merger-related expenses were incurred ($4 million in the first quarter, $14 million in the second quarter, $20 million in the third quarter, and $65 million in the fourth quarter).
(b) The Corporation increased its quarterly common stock dividend from $0.56 per share to $0.62 per share in the first quarter of 1997.
(c) Performance ratios are based on annualized income amounts.
(d) Excludes restructuring costs, foreclosed property expense, and nonrecurring items.
(e) Includes nonrecurring items which had a $70 million net favorable impact on net income. Excluding these items, net income was $867 million, primary earnings per share was $1.82, fully-diluted earnings per share was $1.81 and return on common stockholders' equity was 17.98%.
NM  Not meaningful.

Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission, in particular the Form 8-K dated April 18, 1997, and the Corporation's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996 (the
"1996 Annual Report") for a discussion of factors that may cause such differences to occur.


--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

The Chase Manhattan Corporation (the "Corporation") reported first quarter 1997 operating net income of $946 million, a nine percent increase from first quarter 1996 comparable results of $867 million. Primary earnings per share in the first quarter of 1997 were $2.02, compared with $1.82 in the same 1996 period. Fully diluted earnings per share in the first quarter of 1997 were $2.01, an eleven percent increase from $1.81 for the comparable 1996 quarter. Operating net income excludes merger-related restructuring costs in both periods and the net effect of favorable special items totaling $70 million in the first quarter of 1996. Reported net income in the 1997 first quarter was $927 million, compared with a loss of $89 million in the prior-year first quarter.

The Corporation's first quarter 1997 results reflected the benefits of the Corporation's balanced business portfolio, with key wholesale and retail areas contributing solid results, as well as an overall strong financial performance as demonstrated by the significant improvement in the efficiency ratio and a higher return on common equity. Incremental merger savings were $205 million in the 1997 first quarter, compared with $40 million in the 1996 first quarter.

The return on common stockholders' equity on an operating basis was 19.5% for the first quarter of 1997 versus 18.0% for the comparable period of 1996. The Corporation's efficiency ratio improved to 57.6% for the first quarter of 1997, compared with 59.5% for the comparable 1996 period. Excluding the impact of credit card securitizations (see further discussion on pages 31 and 32), the efficiency ratio for the first quarters of 1997 and 1996 was 54.5% and 58.0%, respectively.

In connection with reporting its 1997 first quarter results, management of the Corporation reaffirmed its operating performance targets for 1997. These include: (i) annual growth in operating earnings per share of 15%; (ii) return on average common equity of 19%; (iii) an efficiency ratio of 54%-55% (excluding the impact of securitizations); (iv) annual operating revenue growth of 6%-8%;
(v) annual growth in underlying operating noninterest expense (that is, operating noninterest expense before giving effect to any merger-related cost savings) of 5%-6%; (vi) incremental merger savings of approximately $635-$680 million; and (vii) substantial completion of its previously announced common stock buy-back program.

During the 1997 first quarter, the Corporation purchased approximately 6.1 million common shares ($609 million) as part of a stock repurchase plan announced in October of 1996. The Corporation also reissued approximately 3.6 million treasury shares under the Corporation's employee benefit plans, resulting in a net repurchase of 2.5 million shares ($279 million) of its common stock.

At March 31, 1997, the Corporation's Tier 1 Capital and Total Capital ratios were 8.36% and 12.04%, respectively (excluding the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, as well as the Corporation's investment in this subsidiary). These risk-based capital ratios were well in excess of the minimum ratios specified by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and at March 31, 1997, the Corporation and all of its depository institutions were "well capitalized" as defined by the Federal Reserve Board.

The Corporation's nonperforming assets at March 31, 1997 were $1,126 million, a decline of $25 million compared with $1,151 million on December 31, 1996, and a decline of $560 million from $1,686 million at March 31, 1996. Nonperforming assets have declined by over $10 billion, or 90%, from their peak level of $11.5 billion in 1991.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Income
-------------------
Reported net interest income for the 1997 first quarter was $2,051 million compared with $2,150 million for the 1996 first quarter. The level of reported net interest income in both quarters was reduced by the impact of credit card securitizations. Additionally, the 1996 first quarter included $54 million of interest related to Federal and State tax audit settlements. Excluding the impact of securitizations and the tax audit settlements, net interest income on a managed basis increased 3% in the 1997 first quarter to $2,349 million, reflecting a higher level of interest-earning assets (notably liquid assets due to the Corporation's trading businesses and managed consumer receivables).


                                                                                                  First Quarter
                                                                                 --------------------------------------------
                                                                                   1997              1996            % Change
                                                                                  ------            ------           ---------
Net Interest Income (in millions)
   Managed Basis                                                                 $  2,349          $  2,337 (a)        0.5%
   Impact of Securitizations                                                         (298)             (187)            --
                                                                                 --------          --------
   Reported                                                                      $  2,051          $  2,150 (a)       (4.6)%
                                                                                 ========          ========
Average Interest-Earning Assets (in billions)
   Managed Basis                                                                 $  282.8          $  263.0             7.5%
   Impact of Securitizations                                                        (13.4)             (8.3)             --
                                                                                 --------          --------
   Reported                                                                      $  269.4          $  254.7             5.8%
                                                                                 ========          ========
Net Yield on Interest-Earning Assets (b)
   Managed Basis                                                                     3.38%             3.59% (a)         --
   Impact of Securitizations                                                         (.28)             (.18)             --
                                                                                 --------          --------
   Reported                                                                          3.10%             3.41% (a)         --
                                                                                 ========          ========

(a)  Includes $54 million of interest related to tax audit settlements.
(b) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets. For net interest income on a taxable equivalent basis, and additional information on average balances and rates, see the Average Balance Sheet on page 43.

The reported net yield on average interest-earning assets was 3.10% in the 1997 first quarter versus 3.41% in the prior year's first quarter. Adjusting for securitizations, the net yield on a managed basis was 3.38%, compared with 3.59% in the 1996 first quarter (3.51% excluding the 1996 tax audit settlements), primarily reflecting a shift in the composition of interest-earning assets from higher-yielding loans to lower-yielding liquid assets and narrower loan spreads.

The following table reflects the composition of average interest-earning assets as a percentage of total earning assets for the periods indicated.


Average Interest-Earning Assets
-------------------------------
                                                                                           First Quarter
                                                                 ---------------------------------------------------------
(in billions)                                                                 1997                          1996
                                                                  -------------------------        -----------------------
Loans                                                             $  153.0         57%               $  149.6         58%
Securities                                                            43.5         16                    42.7         17
Liquid Assets                                                         72.9         27                    62.4         25
                                                                  --------        ---                --------        ---
Total                                                             $  269.4        100%               $  254.7        100%
                                                                  ========        ===                ========        ===

Average interest-earning assets retained on the balance sheet increased by $14.7 billion in the first quarter of 1997, when compared with the respective 1996 period, principally as a result of an increase in liquid interest-earning assets. The Corporation has continued to increase its liquid interest-earning assets through its trading and Section 20 activities. Average total loans increased by $3.4 billion in the 1997 first quarter, when compared with the comparable 1996 period, reflecting growth in commercial lending and, to a lesser extent, consumer loans, despite the impact of a higher level of credit card securitizations. Average credit card securitizations increased by approximately $5 billion in the 1997 first quarter compared with the same 1996 period.

The growth in interest-earning assets in the 1997 first quarter was largely funded by a $14.5 billion increase in Federal funds purchased and securities sold under repurchase agreements, which provide short-term funding for trading-related positions.

Management anticipates that, given its current expectations for interest rate movements in 1997, the Corporation's managed net interest income in 1997 will be higher than in 1996.

Provision for Credit Losses
---------------------------
The Corporation's provision for credit losses was $220 million for the 1997 first quarter, compared with $182 million in the 1996 fourth quarter, and $245 million in the 1996 first quarter. The decrease in the provision, when compared with the same 1996 period, was the result of lower commercial net charge-offs, while consumer net charge-offs on a retained basis remained the same. The increase in the provision, when compared with the 1996 fourth quarter, was the result of a higher level of commercial net charge-offs as a result of a lower level of recoveries.

Management believes that the credit quality of the Corporation's overall commercial and industrial portfolio will remain strong during 1997. Management expects the provision for credit losses in 1997 (which is anticipated to equal net charge-offs) to be modestly higher than in 1996, primarily as a result of growth in retained consumer loans, higher losses on credit card loans, and lower recoveries on commercial loans. For a discussion of the Corporation's net charge-offs, see the Credit Risk Management Section on pages 29-35.

Noninterest Revenue
-------------------
Noninterest revenue totaled $2,099 million in the 1997 first quarter, an increase of $214 million, or 11%, when compared with the corresponding 1996 period, reflecting strong trading results, higher credit card revenue, increased securities gains, as well as higher trust, custody and investment management fees and other revenue. The Corporation continued to generate fee growth by offering clients integrated financing and advisory solutions. Noninterest revenue in the first quarter of 1997 included a $44 million gain on the sale of a partially-owned foreign investment and the 1996 amount included a $60 million loss on the sale of a building in Japan.

The following table presents the components of noninterest revenue for the periods indicated.


                                                                                              First Quarter
                                                                                       ----------------------------
(in millions)                                                                             1997               1996
                                                                                          ----               ----
Corporate Finance and Syndication Fees                                                $    168            $   224
Trust, Custody and Investment Management Fees                                              310                285
Credit Card Revenue                                                                        278                233
Service Charges on Deposit Accounts                                                         91                 99
Fees for Other Financial Services                                                          383                378
                                                                                      --------            -------
     Total Fees and Commissions                                                          1,230              1,219
Trading Revenue                                                                            422                355
Securities Gains                                                                           101                 52
Revenue from Equity-Related Investments                                                    164                223
Other Revenue                                                                              182                 36
                                                                                      --------            -------
     Total                                                                            $  2,099            $ 1,885
                                                                                      ========            =======

Fees and Commissions
--------------------
Corporate finance and syndication fees were $168 million in the 1997 first quarter, a decrease of $56 million from the prior-year period. During the 1997 first quarter, the strength of the equity financing market reduced the need for debt financing by companies, and lower deal volume led to more competitive pricing. Additionally, the 1996 first quarter results were favorably impacted by two large transactions.

Trust, custody and investment management fees rose 9% to $310 million in the 1997 first quarter when compared with the first quarter of 1996. These favorable results were largely the result of new business in Global Services and Global Asset Management and Private Banking, as well as market appreciation resulting in a higher level of assets under management, including the Vista mutual funds.


                                                                                              First Quarter
                                                                                        -------------------------
(in millions)                                                                            1997               1996
                                                                                        -----              ------
Product Diversification:
     Trust, Custody and Investment Management Fees (a)                                $   225             $  215
     Mutual Fund Fees (b)                                                                  30                 20
     Other Trust Fees (c)                                                                  55                 50
                                                                                      -------             ------
         Total Trust, Custody and Investment Management Fees                          $   310             $  285
                                                                                      =======             ======

(a) Represents fees for trustee, agency, registrar, estate services, safekeeping and maintenance of securities, as well as providing advisory and investment management services for asset holdings, for domestic and global customers.
(b) Represents administrative, custody, trustee and other fees in connection with the Corporation's proprietary mutual funds.
(c) Includes securities lending and broker-clearing.


Credit card revenue increased $45 million, or 19%, from the 1996 first quarter as a result of growth in managed outstandings. Average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables) grew to $25.3 billion in the first quarter of 1997, when compared with $23.2 billion for the prior-year's comparable period. For a further discussion of the credit card portfolio and related securitization activity, see pages 31-32 of this Form 10-Q.

The following table sets forth the components of fees for other financial services for the periods indicated.


                                                                                              First Quarter
                                                                                        -------------------------
(in millions)                                                                            1997               1996
                                                                                        -----              ------
Fees for Other Financial Services:
   Commissions on Letters of Credit and Acceptances                                    $   72             $   89
   Fees in Lieu of Compensating Balances                                                   81                 74
   Mortgage Servicing Fees                                                                 56                 50
   Loan Commitment Fees                                                                    27                 30
   Other Fees                                                                             147                135
                                                                                       ------             ------
     Total                                                                             $  383             $  378
                                                                                       ======             ======

Trading Revenue
---------------
The following table sets forth the components of trading revenue for the first quarters of 1997 and 1996.



                                                                                              First Quarter
                                                                                       --------------------------
(in millions)                                                                           1997                1996
                                                                                      ------              ------
Trading Revenue                                                                       $   422             $   355
Net Interest Income Impact (a)                                                            173                 161
                                                                                      -------             -------
Total Trading-Related Revenue                                                         $   595             $   516
                                                                                      =======             =======
Product Diversification:
     Interest Rate Contracts (b)                                                      $   183             $   146
     Foreign Exchange Contracts (c)                                                       169                 140
     Debt Instruments and Other (d)                                                       243                 230
                                                                                      -------             -------
Total Trading-Related Revenue                                                         $   595             $   516
                                                                                      =======             =======

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

Trading revenues for the 1997 first quarter were at a record level for the Corporation, up 15% from the first quarter a year ago. The increase in revenue from interest rate contracts was primarily due to increased activity as a result of volatility in the interest rate markets caused by the expectation of rising interest rates. Also contributing to the increase was strong customer demand for derivatives used for risk management purposes. The increase in foreign exchange revenue was primarily due to the continuation of a strong U.S. dollar and an increase in the level of cross-currency trading activity in the European markets caused by the possibility of a delay in the integration of the European Monetary System. Debt instrument and other revenue remained at high levels, primarily as a result of strong performances of emerging markets in Latin America and Eastern Europe as well as the U.S. securities business.

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


Other Noninterest Revenue
-------------------------
The following  table  presents  securities  gains,  revenue from  equity-related investments and the composition of  other revenue for the first quarters of 1997 and 1996.

                                                                                           First Quarter
                                                                                     ------------------------
(in millions)                                                                          1997            1996
-------------                                                                        -------          ------

Securities Gains                                                                    $   101          $    52
Revenue from Equity-Related Investments                                                 164              223
-----------------------------------------------------------------------------------------------------------------------------------
Other Revenue:
    Residential Mortgage Origination/Sales Activities                                $   31           $   28
    Gain on Sale of a Partially-Owned Foreign Investment                                 44               --
    Loss on Sale of a Building in Japan                                                  --              (60)
    Net Losses on Emerging Markets Securities Sales                                      --              (35)
    All Other Revenue                                                                   107              103
                                                                                    -------          -------
       Total Other Revenue                                                          $   182          $    36
                                                                                    =======          =======

The securities gains, all of which resulted from sales from the available-for-sale portfolio, were made in connection with the Corporation's asset/liability management activities. The increase in gains in the 1997 first quarter were primarily the result of the sales of securities overseas that were made in anticipation of a rising interest rate environment.

Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $164 million in the 1997 first quarter, $59 million lower than the comparable 1996 quarter. This decrease was the result of a lower number of large deals in the 1997 first quarter when compared with the same period in 1996. At March 31, 1997, the Corporation had equity-related investments with a carrying value of approximately $2.8 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings (averaging approximately $167 million per quarter for the previous eight quarters), although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

Other revenue increased $146 million in the 1997 first quarter, when compared with the prior year period. The increase is due to a $44 million gain on the sale of a non-strategic, partially-owned foreign investment, while the 1996 first quarter results include a $60 million loss on the sale of a building in Japan and a $35 million net loss resulting from the disposition of available-for-sale emerging markets securities.

All other revenue includes the Corporation's investment in CIT Group Holdings, Inc., which contributed $14 million in revenue in the 1997 first quarter compared with $11 million in the 1996 first quarter.

Noninterest Expense
-------------------
Noninterest expense, excluding restructuring costs, was $2,417 million in the 1997 first quarter, a decrease of $20 million when compared with the first quarter of 1996. The decrease reflects incremental merger savings of $205 million, primarily reflecting lower staff-related expenses and occupancy expenses as a result of personnel reductions and other merger integration efforts. This was partially offset by higher outsourcing and marketing costs. The 1997 first quarter results included $50 million of costs due to the accelerated vesting of stock-based incentive awards. The 1996 results included a charge of $40 million to conform retirement benefits provided to foreign employees.

On an operating basis (which excludes restructuring costs, foreclosed property expense, nonrecurring items and $11 million of expenses associated with preferred stock dividends issued by a real estate investment trust ("REIT") subsidiary of the Corporation), noninterest expense was $2,353 million, a decrease of 2% from the same 1996 period. Underlying operating noninterest expense growth before giving effect to the merger-related cost savings was 6% in the 1997 first quarter.

                                                           First Quarter
                                                      ----------------------
(in millions)                                           1997          1996
                                                      -------        ------
Salaries                                              $ 1,124        $ 1,076
Employee Benefits                                         222            305
Occupancy Expense                                         187            221
Equipment Expense                                         190            184
Foreclosed Property Expense                                 3             (9)
Other Expense                                             691            660
                                                     --------        -------
     Total Before Restructuring Charge                  2,417          2,437
Restructuring Charge and Expenses                          30          1,656
                                                     --------        -------
     Total                                            $ 2,447        $ 4,093
                                                     ========        =======
Efficiency Ratio (a)                                     57.6%          59.5%
Efficiency Ratio Excluding Securitizations (a)           54.5%          58.0%

(a) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring costs, foreclosed property expense, and nonrecurring items. Nonrecurring items in the 1997 first quarter included the gain on a sale of a non-strategic, partially-owned foreign investment and costs due to the accelerated vesting of stock-based incentive awards. Nonrecurring items in the first quarter of 1996 included aggregate tax benefits and refunds, loss on a sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans.

Salaries and Employee Benefits
------------------------------
The increase in salaries for the 1997 first quarter was primarily due to $50 million of costs for the accelerated vesting of stock-based incentive awards due to the improvement in the Corporation's stock price and, to a lesser extent, a competitive recruiting environment for specialized skills in targeted growth businesses. Partially offsetting these increases was the reduction in full-time equivalent employees since March 31, 1996 as a result of the merger. The slight increase in full-time equivalent employees during the first quarter of 1997 reflects planned growth in selected businesses.

The following table presents the Corporation's full-time equivalent employees at the dates indicated.

                                                  March 31,       December 31,       March 31,
                                                       1997               1996            1996
                                                 ----------        -----------       ---------
Domestic Offices                                     57,953             57,592          59,818
Foreign Offices                                       9,924             10,193          11,493
                                                     ------             ------          ------
     Total Full-Time Equivalent Employees            67,877             67,785          71,311
                                                     ======             ======          ======

Employee benefits in the 1997 first quarter decreased $83 million from the prior year's first quarter. Included in the 1996 first quarter was a $40 million charge related to conforming retirement benefits provided to foreign employees. Also impacting the decline in employee benefits during the first quarter of 1997 were lower social security expenses associated with a lower volume of employee stock options that were exercised during the 1997 first quarter, as well as the impact of staff reductions since the first quarter of 1996.

Occupancy and Equipment Expense
-------------------------------
Occupancy expense in the 1997 first quarter decreased by $34 million from the prior year's first quarter largely as a result of the consolidation of operations and branch facilities from merger integration efforts as well as from pre-merger expense reduction programs. The higher level in equipment expense was primarily the result of increased software expenses to enhance processing systems throughout the Corporation.

Restructuring Charge and Expenses
---------------------------------
In connection with the merger, $1.9 billion of one-time merger-related costs were identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. In addition, merger-related expenses of $30 million and $6 million were incurred in the first quarters of 1997 and 1996, respectively, and were included in the restructuring charge and expenses caption on the income statement. For a further discussion of the restructuring charge, see Note 6 on page 11. Because of the inherent uncertainties associated with merging two large corporations, there can be no assurance that the $1.9 billion of merger-related costs (or the composition between restructuring charge and merger-related expenses) will reflect the actual costs ultimately incurred by the Corporation in implementing the merger or that the Corporation would not deem it appropriate to take additional charges, as the merger implementation process continues.

Other Expense
-------------
The following table presents the components of other expense for the periods indicated.

                                                     First Quarter
                                            ---------------------------
(in millions)                                1997                1996
                                            ------              ------

Other Expense:
     Professional Services                 $   133           $   129
     Marketing Expense                         103                90
     Telecommunications                         75                85
     Amortization of Intangibles                41                43
     Minority Interest                          19                 9
     All Other                                 320               304
                                           -------           -------
       Total                               $   691           $   660
                                           =======           =======

Other expense for the 1997 first quarter increased by $31 million when compared with the first quarter of 1996. The increase reflected expenses of $23 million related to the co-branded Wal-Mart MasterCard (including $14 million of marketing expense), and $11 million of minority interest expense associated with the REIT, both of which commenced in the 1996 fourth quarter. Reflected in All Other expense for the first quarter of 1997 were higher outsourcing costs and other expenses related to the Wal-Mart MasterCard program. Partially offsetting these increases was lower telecommunications expense of $10 million due to the Corporation's sourcing and other expense-reduction initiatives.

Income Taxes
------------
The Corporation recognized income tax expense of $556 million in the first quarter of 1997, compared with income tax benefits of $214 million in the first quarter of 1996. The 1996 amount includes tax benefits related to the restructuring charge as well as aggregate tax benefits and refunds of $132 million. The Corporation's effective tax rate was 37.5% in the 1997 first quarter compared with 38.0% in the first quarter of 1996 (excluding the aforementioned tax benefits and refunds).

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

The Corporation manages itself using an economic-based risk-adjusted management information system ("MIS"). This system includes many key lines of business which are organized into two major business franchises, Global Wholesale Banking and Regional and Nationwide Consumer Banking ("RNCB"). Within each of these franchises, key businesses are measured independently on a profit and loss and rate of return basis, as well as by other key performance measures. Highlights of key business performance measures follow, reflecting the risk-adjusted MIS line-of-business results.


Lines of Business Results
-------------------------

                                           Global Wholesale             Regional and Nationwide
For Three Months Ended March 31,                Banking                    Consumer Banking                     Total (a)
                                         ---------------------           -----------------------           --------------------
(in millions, except ratios)              1997            1996             1997            1996           1997            1996
                                          ----            ----             ----            ----           ----            ----

Net Interest Income                   $     906       $    919        $   1,529      $    1,441     $    2,050        $  2,096
Noninterest Revenue                       1,423          1,306              600             564          2,100           1,945
Noninterest Expense                       1,188          1,163            1,136           1,141          2,415           2,406
                                      ---------       --------         --------       ---------      ---------         -------
Operating Margin                          1,141          1,062              993             864          1,735           1,635
Credit Costs                                 78             73              448             344            223             236
                                      ---------       --------         --------       ---------      ---------         -------
Income Before Taxes                       1,063            989              545             520          1,512           1,399
Income Taxes                                406            366              214             203            566             532
                                      ---------       --------         --------       ---------      ---------         -------
Operating Net Income                        657            623              331             317            946             867
Restructuring Costs                         (11)            --               (4)             (1)           (19)         (1,026)
Nonrecurring Items (b)                       --             --               --              --             --              70
                                      ---------      ---------        ---------       ---------      ---------        --------
Net Income                            $     646      $     623        $     327       $     316      $     927        $    (89)
                                      =========      =========        =========       =========      =========        ========

Average Common Equity                 $   9,527      $   9,769        $   6,555       $   6,353      $   18,494       $  18,188
Average Assets                        $ 233,449      $ 211,279        $ 116,766       $ 109,357      $  339,269       $ 312,925
Return on Common Equity                    26.8%          24.4%            19.3%           18.9%          19.5%            18.0%
Efficiency Ratio                             51%            52%              53%             57%            58%              60%

(a) Total column includes Corporate results. See description of Corporate on page 28.
(b) Nonrecurring items for 1996 include the loss on the sale of a building in Japan, costs incurred in combining the Corporation's foreign retirement plans and aggregate tax benefits and refunds.

Global Wholesale Banking
------------------------
Global Wholesale Banking provides financing, advisory, sales and trading, trade finance, asset management, private banking and operating services to clients worldwide, including corporations, institutions, governments and wealthy individuals. Through these businesses, the Corporation is driving towards a new model for the delivery of global financial services, integrating product expertise, industry knowledge and geographic reach to effect superior customer solutions. Global Wholesale Banking operates in more than 50 countries, including major operations in all key international financial centers.

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

Global Wholesale Banking's operating net income for the first quarter of 1997 was $657 million, an increase of $34 million over the first quarter of 1996. These favorable results were due primarily to the Corporation's global markets businesses, reflecting higher foreign exchange, derivatives and securities results worldwide partly offset by lower corporate finance fees and lower equity investment gains, both of which had very strong first quarters in 1996.


The following table sets forth certain key financial performance measures of the businesses within Global Wholesale Banking for the periods indicated.

                                                       1997                                            1996
                                    -------------------------------------------     ---------------------------------------------
Three Months Ended March 31,                        Net              Efficiency                     Net               Efficiency
(in millions, except ratios)        Revenues      Income     ROCE       Ratio       Revenues      Income      ROCE       Ratio
                                    --------      ------     ----       -----       --------      ------      ----       -----
Global Wholesale Banking:
     Global Investment Banking
       and Corporate Lending         $  448      $   115     12.5%      45%         $   531      $  175       19.5%       35%
     Global Markets                     904          317     58.4       44              622         175       28.4        58
     Chase Capital Partners             135           73     25.6       13              248         146       57.1         6
     Global Asset Management
       and Private Banking              202           41     32.2       65              192          38       28.9        64
     Global Services                    509           76     27.7       76              480          63       22.7        78
     Terminal Businesses                  3          (17)     NM        NM               10          (9)       NM         NM

NM - Not meaningful.

Global Investment Banking and Corporate Lending
-----------------------------------------------
Global Investment Banking and Corporate Lending finances and advises corporations, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. The product offerings encompass syndicated finance, high-yield securities, mergers and acquisitions, project finance, restructuring, private placements, lease financing and lending. The Corporation continues to maintain its lead position in loan syndication and in leveraged financing. Net income for the first quarter of 1997 was $115 million, a decrease of $60 million from the first quarter of 1996 due to lower deal volume which led to lower transaction fees. Additionally, the 1996 first quarter results were favorably impacted by two large transactions.

Global Markets
--------------
Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities, including related origination functions. A leader in capital markets, the Corporation operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets in both developed and developing countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. Also, included within Global Markets are the domestic and international treasury units which have the primary responsibility of managing the Corporation's asset/liability and investment securities activities. The strong growth in trading-related revenue contributed to net income for the first quarter of 1997 of $317 million with a return on common equity of 58%, a significant increase from 1996's first quarter results of $175 million and 28%, respectively. Trading-related revenue for the first quarter of 1997 was $580 million, an increase of 22% from last year's first quarter results driven by higher foreign exchange, derivatives, and securities results worldwide. Global Markets manages treasury revenues on a total return basis and benefited from treasury revenues in the 1997 first quarter of $201 million.

Chase Capital Partners
----------------------
Chase Capital Partners ("CCP") is a global private equity organization with approximately $4.0 billion under management, including $2.8 billion in equity-related investments. Through professionals focused on investing in the United States, Europe, Asia and Latin America, CCP provides equity and mezzanine financing for a wide variety of investment opportunities. During the first quarter of 1997, CCP's direct investments totaled $124 million in over 13 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions. Net income for the first quarter of 1997 was $73 million, a decrease from last year's first quarter results of $146 million primarily as a result of a lower number of large deals in the 1997 first quarter when compared with the same period in 1996.

Global Asset Management and Private Banking
-------------------------------------------
The Global Asset Management and Private Banking group serves a global client base of wealthy individuals and institutional mutual fund and self-directed investors. Services include a full range of private banking capabilities, including trust and estates, custody, investment management for individuals and institutional investors globally; Vista Family of Mutual Funds (at March 31, 1997, the fourth largest bank-managed mutual fund family in the U.S.) and discount brokerage. Total assets under management amounted to $131 billion at March 31, 1997. Net income grew 8% to $41 million in the 1997 first quarter, with a return on common equity of 32%, due to a higher level of assets under management and increased client activity.

Global Services
---------------
Global Services is a leading provider of information and transaction services globally. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $3.8 trillion in assets at March 31, 1997 and serviced over $1.4 trillion in outstanding debt. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, Automated Clearing House (ACH) and CHIPS volume. Net income in the first quarter of 1997 was $76 million, an increase of $13 million or 21% from 1996 first quarter. Return on common equity for 1997 first quarter was 28%; excluding the impact of goodwill, the return on tangible common equity was 35%. These favorable results are due to strong revenue growth within global investor services and global trust reflecting new business as well as higher volumes in the global payment business.

Regional and Nationwide Consumer Banking
----------------------------------------
The Regional and Nationwide Consumer Banking franchise as of March 31, 1997, includes the third largest bank credit card issuer in the U.S., the third largest originator and second largest servicer of residential mortgages and a leading provider of auto financing and other consumer lending products. The Corporation maintains a leading market share position in the New York metropolitan tri-state area in serving the financial needs of consumers, middle market commercial enterprises and small businesses. It offers customers convenient access to financial services by telephone, PC, and the Internet, and has the most branches and ATMs in the New York metropolitan tri-state area. Additionally, included in RNCB is Texas Commerce Bank, which is the second-largest bank in Texas and a leader in providing financial products and services to businesses and individuals throughout Texas. RNCB also includes a small international consumer presence which is highly profitable.

RNCB's operating net income for the first quarter of 1997 was $331 million and operating return on common equity was 19%. These improved results were driven mainly by strong growth in loan volume, mortgage banking products and the benefit of merger-related savings, partially offset by higher credit provision for credit cards and auto loans.

The following table sets forth certain key financial performance measures of the businesses within RNCB for the periods indicated.


                                                      1997                                             1996
                                   --------------------------------------------     --------------------------------------------
Three Months Ended March 31,                         Net             Efficiency                     Net               Efficiency
(in millions, except ratios)       Revenues (a)    Income    ROCE       Ratio       Revenues      Income      ROCE       Ratio
                                   ------------    ------    ----       -----       --------      ------      ----       -----

Regional and Nationwide
  Consumer Banking:
     Credit Cards                     $  730    $    56       14.8%      39%         $   635     $   72       19.4%       40%
     Retail Payments and Investments     477         69       26.0       74              476         55       21.0        79
     Middle Market                       230         62       23.9       46              237         59       22.6        50
     Mortgage Banking                    186         46       14.6 (b)   56              165         22        6.6        72
     National Consumer Finance           155         27       23.1       43              150         34       30.1        42
     International Consumer               65         15       80.6       58               61         15       76.2        60
     Texas Commerce                      320         66       17.5       63              308         68       19.3        62

(a) Insurance products managed within Retail Payments and Investments but included for reporting purposes in Credit Cards, Mortgage Banking, and National Consumer Finance, generated revenues of $24 million and $19 million in 1997 and 1996, respectively.
(b) Excluding the impact of goodwill, the return on tangible common equity was 20% for the first quarter of 1997.

Credit Cards
------------
Chase Cardmember Services ranks as the third largest bank card issuer in the United States as of March 31, 1997, with a $25.3 billion managed portfolio, inclusive of the co-branded Shell MasterCard which now totals $4.5 billion in outstandings. For the first quarter of 1997, net income (reflected on a managed basis) was $56 million, a $16 million decrease from 1996's first quarter results of $72 million. Earnings were driven by a 15% revenue increase generated from growth in average managed receivables and the effect of higher fees and risk-based pricing initiatives offset by higher credit card net charge-offs and increased spending related to the launch of the Wal-Mart co-branded credit card.

Retail Payments & Investments
-----------------------------
At March 31, 1997, Retail Payments and Investments has the leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. In addition to its tri-state businesses, the Corporation makes available insurance and investment products nationwide. Retail Payments and Investments allows customers to choose the way they handle their financial relationships, offering telephone, PC and Internet banking in addition to branches and ATMs. Net income in the first quarter of 1997 was $69 million, an increase of $14 million from the 1996 first quarter. The improvement in net income is due primarily to lower noninterest expense, reflecting staff reductions and branch consolidations, coupled with an increase in deposit volume and higher insurance fees.

Middle Market
-------------
The Corporation was the number one middle market bank in the New York metropolitan tri-state area at March 31, 1997, where it has relationships with 52% of regional companies with sales ranging from $10 million to $500 million. Net income for the 1997 first quarter was $62 million, a $3 million increase when compared with 1996 first quarter results of $59 million. The increase in the 1997 first quarter results is due to higher deposit volume and staff reductions.

Mortgage Banking
----------------
At March 31, 1997, Mortgage Banking is the third-largest originator and second largest servicer of residential mortgage loans in the U.S., serving more than
1.9 million customers nationwide. In the first quarter of 1997, $7 billion in loans were originated and the Corporation's servicing portfolio totaled $160 billion. Net income in the first quarter of 1997 was $46 million, a $24 million increase from the 1996 first quarter. Return on common equity rose to 15%; however, excluding the impact of goodwill, the return on tangible common equity was 20%. The 1997 first quarter results were favorably affected by a 13% increase in revenue reflecting higher levels of servicing assets and higher net interest margin on mortgage loans and 14% lower expenses due to merger saves and the re-engineering of the mortgage origination business.

National Consumer Finance
-------------------------
National Consumer Finance is a leading provider of auto financing, home equity secured lending, student lending, unsecured consumer lending (Chase Advantage Credit) and manufactured housing financing. At March 31, 1997, Chase Auto Finance ($11 billion in outstandings) was ranked number one among noncaptive finance companies in new originations ($3 billion in 1997 originations ). Net income in the first quarter of 1997 was $27 million, a decrease of $7 million from the 1996 first quarter. The 1997 first quarter results includes solid revenue growth due to higher managed receivables which was offset by a
higher credit   provision   reflecting   a  23%  increase  in  loan  volume
and lower securitization gains in the 1997 first quarter when compared with the same 1996 period. Additionally, the 1997 first quarter reflected lower revenue compared with 1996 due to the joint venture formed with Sallie
Mae in the 1996 fourth quarter, which is accounted for on the equity basis.

International Consumer
----------------------
International Consumer provides loan, deposit, investment and insurance products for individuals in Hong Kong. Also, included is The Manhattan Card Company Limited (the Corporation's 54% owned subsidiary) which is the third-largest credit card issuer in Hong Kong. Additionally, the Corporation has a leading full-service banking presence in Panama and the Eastern Caribbean, providing deposit, investment and asset products for individuals, small businesses, large corporations and government entities. Net income for the first quarter of 1997 was $15 million, flat when compared with the 1996 first quarter results. The 1997 first quarter results were driven by a 7% growth in revenue reflecting higher loan volumes offset by higher expenses and credit costs.

Texas Commerce
--------------
Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas and also maintains a strong consumer banking presence through its 124 locations. Additionally, at March 31, 1997, Texas Commerce was the largest bank for personal and corporate trust services in the Southwest. At March 31, 1997, total assets were $21 billion. Net income for the first quarter of 1997 was $66 million, relatively flat when compared with last year's first quarter results of $68 million. Return on common equity in the first quarter of 1997 is 18%; excluding the impact of goodwill, the return on tangible common equity was 22%. Texas Commerce continues to contribute solid revenue growth reflecting higher corporate finance fees.

Corporate
---------
Corporate includes the management results from the Corporation's investment in CIT and some effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. The securitized portion of the credit card portfolio is included in Corporate. Corporate also includes one-time unallocated special items such as merger-related restructuring charges and tax refunds in the first quarter of 1996. For the first quarter of 1997, Corporate had a net loss of $42 million compared to a $73 million net loss in the 1996 first quarter. The economic risk-based methodology for capital is allocated on a business unit level basis based on credit, market and operating risk, with the unallocated portion included in Corporate. In the 1997 first quarter, Corporate had unallocated equity of $2,412 million compared with $2,066 million in the first
quarter of 1996, reflecting  a  continued   improvement  of  the  overall  risk
profile  of  the Corporation.

Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. The current presentation of the lines-of-business results have been restated to reflect a single, uniform post-merger set of management accounting policies.

Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for credit losses, utilizing a risk-based methodology. Also, incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. Management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, market, and operating -- within various businesses and assigns capital accordingly. The provision for credit losses is allocated to business units utilizing a credit risk methodology applied consistently across the Corporation and a risk grading system appropriate for a business unit's portfolio. The difference between the risk-based provision and the Corporation's provision is included in the Corporate results. Long-term expected tax rates are assigned in evaluating the Corporation's businesses and the difference between the risk-based tax rate and the Corporation's tax rate is included in the Corporate results.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of the Corporation's credit risk management focuses primarily on developments since December 31, 1996. A discussion of the Corporation's management of its credit risk is provided on pages 48-54 of the Corporation's 1996 Annual Report. A description of the Corporation's accounting policies for its nonperforming loans and assets acquired as loan satisfactions is provided in Note One of the Corporation's 1996 Annual Report.

Loan Portfolio
--------------
The Corporation's loans outstanding totaled $155.9 billion at March 31, 1997, compared with $155.1 billion at the 1996 year-end, and $149.3 billion at March 31, 1996, reflecting increased demand for consumer and commercial loans
(excluding commercial real estate), partially offset by the impact of credit card, auto loan and residential and commercial mortgage securitizations.

The Corporation's nonperforming assets at March 31, 1997 were $1,126 million, a decrease of $25 million from the 1996 year-end level and a decrease of $560 million, or 33%, from last year's comparable period-end. The reduction in nonperforming assets reflects the ongoing improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and continuing loan workout and collection activities.

Total net charge-offs were $220 million in the first quarter of 1997, compared with $245 million for the comparable period in 1996. The 1996 first quarter amount excludes a charge of $102 million, related to conforming the credit card charge-off policies of Chase and Chemical. Total net charge-offs (on a managed basis) were $433 million in the 1997 first quarter, compared with $351 million in the first quarter of 1996.

The following table presents the Corporation's loan-related information for the dates indicated.

                                                               Loans                                  Nonperforming Assets
                                            ----------------------------------------        ------------------------------------
                                            March 31,         Dec 31,      March 31,        March 31,       Dec 31,    March 31,
(in millions)                                    1997            1996           1996            1997           1996         1996
                                            ---------         -------      ---------        --------        -------    ---------
Domestic Consumer:
Residential Mortgage(a)                   $    36,586     $   36,621     $    35,908         $    267      $    249     $    246
Credit Card                                    11,145         12,157          13,704               --            --           --
Auto Financings                                11,609         11,121           9,281               26            28           23
Other Consumer(b)                               9,411          9,185          10,168               10             7           14
                                          -----------     ----------      ----------         --------      --------     --------
  Total Domestic Consumer                      68,751         69,084          69,061              303           284          283
                                          -----------     ----------      ----------         --------      --------     --------
Domestic Commercial:
Commercial and Industrial                      36,204         34,742          31,833              367           444          474
Commercial Real Estate(c)                       5,751          5,934           6,514              206           156          442
Financial Institutions                          6,280          5,540           6,268                1             2            2
                                          -----------      ---------      ----------         --------      --------     --------
  Total Domestic Commercial                    48,235         46,216          44,615              574           602          918
                                          -----------      ---------      ----------         --------      --------     --------
  Total Domestic                              116,986        115,300         113,676              877           886        1,201
                                          -----------      ---------      ----------         --------      --------     --------
Foreign:
Commercial and Industrial                      24,036         23,109          21,951               69            79          128
Commercial Real Estate                            578            800             759                1             1           27
Financial Institutions & Foreign Gov't         10,996         12,597           9,772               33            38          155
Consumer                                        3,286          3,286           3,173               18            17           26
                                          -----------      ---------      ----------         --------      --------     --------
  Total Foreign                                38,896         39,792          35,655              121           135          336
                                          -----------     ----------     -----------         --------      --------     --------
Total Loans                               $   155,882     $  155,092     $   149,331              998         1,021        1,537
                                          ===========     ==========     ===========         --------      --------     --------
Assets Acquired as Loan Satisfactions                                                             128           130          149
                                                                                             --------     ---------     --------
Total Nonperforming Assets                                                                   $  1,126     $   1,151     $  1,686
                                                                                             ========     =========     ========

                                                                                                   Past Due 90 Days and Over
                                                                  Net Charge-offs                       & Still Accruing
                                                             -------------------------        ----------------------------------
                                                                    First Quarter              March 31,    Dec 31,   March 31,
(in millions)                                                    1997           1996                1997       1996        1996
                                                              ----------      --------        ----------    -------   ---------
Domestic Consumer:
Residential Mortgage(a)                                       $     7        $     8            $     8     $     7      $   13
Credit Card                                                       150            165                246         267         283
Auto Financings                                                    12              8                 12           6          15
Other Consumer(b)                                                  40             29                100         115         161
                                                              -------        -------            -------     -------      ------
  Total Domestic Consumer                                         209            210                366         395         472
                                                              -------        -------            -------     -------      ------
Domestic Commercial:
Commercial and Industrial                                          14             48                 53          19          25
Commercial Real Estate(c)                                          (4)            (4)                 4           8           9
Financial Institutions                                             --             --                 --          --          --
                                                              -------        -------            -------     -------      ------
  Total Domestic Commercial                                        10             44                 57          27          34
                                                              -------        -------            -------     -------      ------
  Total Domestic                                                  219            254                423         422         506
                                                              -------        -------            -------     -------      ------
Foreign:
Commercial and Industrial                                          (2)            (9)                 8           6           2
Commercial Real Estate                                             --             --                 --          --          --
Financial Institutions & Foreign Gov't                             --             (2)                --          --          --
Consumer                                                            3              2                 10           6          10
                                                              -------        -------            -------     -------      ------
  Total Foreign                                                     1             (9)                18          12          12
                                                              -------        -------            -------     -------      ------
Total Loans                                                       220            245            $   441     $   434      $  518
                                                              -------        -------            =======     =======      ======
Charge Related to Conforming
  Credit Card Charge-off Policies                                  --            102
                                                              -------        -------
Total                                                         $   220        $   347
                                                              =======        =======

(a) Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $30 million, $54 million, and $106 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

Domestic Consumer Portfolio
---------------------------
The domestic consumer loan portfolio consists of one-to-four family residential mortgages, credit cards, auto financings and other consumer loans. The domestic consumer loan portfolio totaled $68.8 billion at March 31, 1997, a decrease of $333 million from the 1996 year-end, reflecting strong loan growth offset by the impact of credit card, auto loan and residential mortgage securitizations during the 1997 first quarter.

Residential Mortgage Loans: Residential mortgage loans were $36.6 billion at March 31, 1997 and December 31, 1996, an increase from $35.9 billion at March 31, 1996, primarily reflecting a higher level of adjustable-rate loan outstandings.

At March 31, 1997, nonperforming domestic residential mortgage loans as a percentage of the portfolio was 0.73%, compared with 0.68% at the 1996 year-end and 0.69% at March 31, 1996.

The following table presents the residential mortgage servicing portfolio activity for the periods indicated. A discussion of the Corporation's mortgage servicing and loan origination activities is included on pages 49-50 of the Corporation's 1996 Annual Report.

                                                   First Quarter
                                        ---------------------------------
  (in billions)                               1997               1996
                                              ----               ----

Balance at Beginning of Period          $   140.6          $    132.1
  Originations                                7.1                 7.5
  Acquisitions                               16.8 (a)             1.1
  Repayments and Sales                       (4.2)               (7.6)
                                        ---------          ----------
Balance at March 31,                    $   160.3          $    133.1
                                        =========          ==========

(a) Represents acquisition of Source One Mortgage Services Corporation ("Source One") servicing portfolio in February 1997.

Mortgage servicing rights (included in other assets) amounted to $1,703 million at March 31, 1997, compared with $1,203 million at March 31, 1996, reflecting the corresponding increase in the Corporation's residential mortgage servicing portfolio due to the acquisition of Source-One servicing portfolio in February 1997. The Corporation continually evaluates prepayment exposure of the servicing portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments and utilizes derivative contracts (interest rate swaps and purchased option contracts) to reduce its exposure to such prepayment risks.

Credit Card Loans: The Corporation analyzes its credit card portfolio on a "managed basis" which includes credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During the 1997 first quarter, the Corporation securitized $1.4 billion of credit card receivables compared with $2.9 billion in the 1996 first quarter. For the first quarter of 1997, average managed receivables were $25.3 billion, compared with $24.4 billion in the 1996 fourth quarter and $23.2 billion in the 1996 first quarter, reflecting the continued growth in credit card outstandings.


The following table presents credit-related information for the Corporation's managed credit card receivables.

As of or for the Three Months Ended March 31,
(in millions)                                                          1997              1996
                                                                   -----------      -----------

Average Managed Credit Card Receivables                             $  25,318       $  23,183
Past Due 90 Days & Over and Accruing                                $     622       $     495
   As a Percentage of Average Credit Card Receivables                    2.46%           2.15%
Net Charge-offs                                                     $     358 (a)   $     270 (a)
   As a Percentage of Average Credit Card Receivables                    5.66%           4.66%

(a) Excludes charge related to conforming the credit card charge-off policies of Chase and Chemical.

The increase in net charge-offs on managed credit card receivables for the three-month period ending March 31, 1997, when compared with the same 1996 period, reflects growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies. Management currently expects that credit card net charge-offs will increase in the second quarter of 1997 and will decline thereafter. Additionally, management expects that the Corporation's credit card net charge-offs, as a percentage of average managed credit card receivables, will be approximately 5.6% for the full year 1997.

Credit Card Securitizations: For a discussion of the Corporation's credit card securitizations, see page 51 of the Corporation's 1996 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items for the periods indicated.

Favorable (Unfavorable) Impact                                First Quarter
                                                        -----------------------
(in millions)                                            1997            1996
                                                        -----           -----

Net Interest Income                                    $ (298)        $  (187)
Provision for Credit Losses                               214             105
Credit Card Revenue                                        68              75
Other Revenue                                              (2)              3
Pre-tax Income (Loss) Impact of Securitizations        $  (18)        $    (4)

Auto Financings: The auto financings portfolio, which consists of auto loans and leases, was $11.6 billion at March 31, 1997, an increase from $11.1 billion at December 31, 1996 and $9.3 billion at March 31, 1996. The increase reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $2.8 billion in the first 1997 quarter, compared with $3.1 billion in the same 1996 period. The Corporation securitized approximately $1.2 billion of auto loans during the first 1997 quarter, compared with $1.4 billion during the same 1996 period. Net charge-offs related to auto financings were $12 million in the 1997 first quarter, compared with $8 million in the same period in 1996, primarily reflecting growth in the portfolio and unfavorable performance in a discontinued product line.

On a managed basis, the auto financings portfolio was $17.1 billion at March 31, 1997, compared with $16.0 billion at December 31, 1996 and $13.1 billion at March 31,1996. Net charge-offs on a managed basis were $17 million in the 1997 first quarter, compared with $8 million in first quarter 1996.

Other Consumer Loans: Other consumer loans, which includes secured installment loans (primarily loans related to recreational vehicles and manufactured housing financing), student loans and unsecured revolving lines of credit, were $9.4 billion at March 31, 1997, compared with $9.2 billion at December 31, 1996, and $10.2 billion at March 31, 1996. The decrease from March 31, 1996 primarily reflected the sale of approximately $1.5 billion of student loans during the fourth quarter of 1996 in conjunction with the formation of the Corporation's joint venture with Sallie Mae (which is accounted for on the equity basis), partly offset by increased demand for installment loans. The increase in net charge-offs for the 1997 period reflects higher personal bankruptcies related to unsecured revolving lines of credit.

Domestic Commercial Portfolio
-----------------------------
Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $36.2 billion at March 31, 1997, an increase from $34.7 billion at December 31, 1996 and $31.8 billion at March 31, 1996. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry.

Nonperforming domestic commercial and industrial loans were $367 million at March 31, 1997, compared with $474 million at March 31, 1996. In the first quarter of 1997, the Corporation had net charge-offs of $14 million, compared with $48 million in the first quarter of 1996.

Management believes that the credit quality of the Corporation's commercial and industrial loan portfolio will remain relatively stable in 1997, although it expects net charge-offs in 1997 to be modestly higher than in 1996, as a result of an anticipated reduction in recoveries from the high level achieved during 1996.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.8 billion at March 31, 1997, essentially flat with $5.9 billion at December 31, 1996 and a decrease from $6.5 billion at March 31, 1996. The decrease is principally attributable to securitizations, repayments from borrowers, transfers, collections and sales primarily in the terminal commercial real estate portfolio.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.



                                                     March 31,     December 31,       March 31,
   (in millions)                                          1997             1996            1996
                                                     ---------     ------------       ---------

Commercial Mortgages                                $   4,838        $    5,040     $     5,308
Construction                                              913               894           1,206
                                                    ---------        ----------     -----------
Total Domestic Commercial Real Estate Loans         $   5,751        $    5,934     $     6,514
                                                    =========        ==========     ===========

Nonperforming domestic commercial real estate loans were $206 million at March 31, 1997, a $50 million increase from the December 31, 1996 level, but a decrease of $236 million, or 53%, from March 31, 1996. The improvement in nonperforming asset levels since March 31, 1996 reflects the transfer of $145 million of nonperforming loans to the Assets Held for Accelerated Disposition portfolio in the fourth quarter of 1996.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $6.3 billion, or 4% of total loans outstanding, at March 31, 1997, compared with $5.5 billion at December 31, 1996 and $6.3 billion at March 31, 1996. The portfolio continued to maintain its strong credit quality during the first quarter of 1997, with no net charge-offs.

Foreign Portfolio
-----------------
Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to foreign governments and official institutions, and consumer loans. At March 31, 1997, the Corporation's total foreign loans were $38.9 billion, compared with $39.8 billion at December 31, 1996 and $35.7 billion at March 31, 1996. The portfolio included foreign commercial and industrial loans of $24.0 billion at March 31, 1997, an increase of $.9 billion from the 1996 year-end and an increase of $2.1 billion from March 31, 1996.

Foreign nonperforming loans at March 31, 1997 were $121 million, a decrease of $14 million from December 31, 1996 and a decrease of $215 million from March 31, 1996. Net charge-offs of foreign loans were $1 million in the 1997 first quarter, compared with net recoveries of $9 million in the 1996 first quarter.

Industry Diversification
------------------------
Based upon the industry classifications utilized by the Corporation at March 31, 1997, there were no industry segments which exceeded 5% of total Commercial and Industrial loans outstanding.

Derivative and Foreign Exchange Financial Instruments
-----------------------------------------------------
In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. For a discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities, including the notional amounts and credit exposure outstandings as well as the credit and market risks involved, see Notes 3 and 12 of this Form 10-Q and pages 52-58 and Notes One and Seventeen of the Corporation's 1996 Annual Report.

Many of the Corporation's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 1997 and December 31, 1996. Percentages are based upon remaining contract life of mark-to-market exposure amounts.



                                          At March 31, 1997                                       At December 31, 1996
                         ----------------------------------------------------     -----------------------------------------------
                         Interest       Foreign       Equity,                     Interest    Foreign        Equity,
                           Rate         Exchange    Commodity and                   Rate      Exchange    Commodity and
                         Contracts      Contracts  Other Contracts    Total      Contracts    Contracts  Other Contracts    Total
                         ---------      ---------     ---------       -----      ---------    ---------     ---------       -----

Less than 3 months          14%            54%            11%          33%         15%          59%            26%           31%
3 to 6 months                6             23              5           14           5           21              5            11
6 to 12 months               7             18             30           12           8           15             28            10
1 to 5 years                52              5             53           30          52            5             40            35
Over 5 years                21             --              1           11          20           --              1            13
                           ---            ---            ---          ---          ---         ---            ---           ---
Total                      100%           100%           100%         100%        100%         100%           100%          100%
                           ===            ===            ===          ===          ===         ===            ===           ===

The  Corporation   routinely   enters  into  derivative  and  foreign   exchange
transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At March 31, 1997, approximately 87% of the mark-to-market exposure of such transactions was with commercial bank and financial institution counterparties, most of which are dealers in these products. Nonfinancial institutions accounted for approximately 13% of the Corporation's derivative and foreign exchange mark-to-market exposure. Additionally, at March 31, 1997 and 1996, nonperforming derivatives contracts were immaterial.

The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at March 31, 1997.

Allowance for Credit Losses
---------------------------
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange contracts, letters of credit and guarantees. As of March 31, 1997, the allowance for credit losses has been allocated into three components: a $3,550 million allowance for loan losses, which is reported net in Loans; a $75 million allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets-Risk Management Instruments; and a $70 million allowance for credit losses on letters of credit and guarantees, which is reported in Other Liabilities. During the 1997 first quarter, there were no provisions or charge-offs made to the allowance for credit losses on derivatives and foreign exchange financial instruments or on letters of credit and guarantees.The first quarter 1996 amounts have not been reclassified due to immateriality.

The Corporation deems its allowance for credit losses at March 31, 1997 to be adequate (i.e., sufficient to absorb losses that may currently exist in the portfolio, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. The Corporation periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Corporation's allowance for loan losses for the periods indicated.


                                                           First Quarter
                                                   ---------------------------
(in millions)                                        1997              1996
                                                   --------         --------
     Total Allowance at Beginning of Period        $  3,549         $  3,784
    Provision for Credit Losses                         220              245
    Charge-Offs                                        (273)            (312)
    Recoveries                                           53               67
                                                   --------         --------
      Subtotal Net Charge-Offs                         (220)            (245)
    Charge Related to Conforming Credit
      Card Charge-off Policies                          ---             (102)
                                                   --------         --------
    Total Net Charge-offs                              (220)            (347)
    Other                                                 1                1
                                                   --------         --------
    Total Allowance at End of Period               $  3,550         $  3,683
                                                   ========         ========

The following table presents the Corporation's allowance for loan losses coverage ratios.


                                      March 31,      December 31,     March 31,
For the Period Ended:                      1997              1996          1996
                                     ----------      ------------     ---------

Allowance for Loan Losses to:
    Loans at Period-End                 2.28%            2.29%          2.47%
    Average Loans                       2.32             2.37           2.46
    Nonperforming Loans               355.71           347.60         239.62

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

Trading Activities
------------------
Measuring Market Risk: Market risk is measured and monitored on a daily basis through a value-at-risk ("VAR") methodology, which captures the potential overnight dollar loss from adverse market movements. The quantification of market risk through a VAR methodology requires a number of key assumptions including confidence level for losses, number of days of price history, holding period, measurement of inter-business correlation, and the treatment of risks outside the VAR methodology, such as event risk and liquidity risk.

                      [See Graph Number 1 at Appendix 1]

The preceding chart contains a histogram of the Corporation's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded. Based on actual trading results for the twelve months ended March 31, 1997, which captures the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $26 million band centered on the daily average amount of $9 million. For the twelve months ended March 31, 1997, the Corporation posted positive daily market risk-related revenue for 245 out of 259 business trading days for international and domestic units. For 215 of the 259 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million through positive $15 million range, which is representative of the Corporation's emphasis on market-making, sales and arbitrage activities. For a further discussion of measuring market risk, see pages 54-55 of the Corporation's 1996 Annual Report.

Asset/Liability Management Activities
-------------------------------------
The Corporation's interest rate risk profile is generally managed with consideration for both total return and reported earnings. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing (the "repricing") of the Corporation's assets and liabilities and derivative financial instruments as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. The Corporation, as part of its ALM process, employs a variety of cash (primarily securities) and derivative instruments in managing its exposure to fluctuations in market interest rates. For a further discussion of the Corporation's ALM process and the derivative instruments used in its ALM activities, see pages 55-58 and Note Seventeen of the Corporation's 1996 Annual Report. A discussion of the accounting policies relating to derivatives used for ALM activities is provided in Note One of the Corporation's 1996 Annual Report.

Measuring Interest Rate Sensitivity:
------------------------------------
In managing exposure, the Corporation uses quantifications of net gap exposure, measurements of earnings at risk based on net interest income simulations, and valuation sensitivity measures. An example of aggregate net gap analysis is presented below. Assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific contractual repricing or maturity dates exist or whose contractual maturities do not reflect their expected maturities are placed in gap intervals based on management's judgment and statistical analysis concerning their most likely repricing behaviors. Derivatives used in interest rate sensitivity management are also included in the applicable gap intervals.

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


Condensed Interest Sensitivity Table
------------------------------------

(in millions)                                    1-3           4-6            7-12           1-5          Over
At March 31, 1997                               Months        Months         Months         Years       5 Years        Total
                                                ------        ------         ------         -----       -------        -----
Balance Sheet                               $  (10,587)     $ (3,696)      $  5,974      $ 29,873      $ (21,564)    $   ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity (a)                 (1,901)       17,916         (8,932)      (11,407)         4,324         ---
Interest-Rate Sensitivity Gap                  (12,488)       14,220         (2,958)       18,466        (17,240)        ---
Cumulative Interest-Rate
  Sensitivity Gap                              (12,488)        1,732         (1,226)       17,240            ---         ---
% of Total Assets                                   (4)%           1%            --             5%           ---         ---

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forwards, forward rate agreements and options,
    that  are  used  as  part  of  the  Corporation's  overall   asset/liability
    management activities.

At March 31, 1997, the Corporation had $1,226 million more liabilities than assets repricing within one year (including net repricing effect of derivative positions). This compares with $7,945 million, or 2% of total assets, at December 31, 1996.

During the first quarter of 1997, management took actions to reduce the Corporation's interest rate sensitivity, and as of March 31, 1997, the Corporation's earnings at risk to an immediate 100 basis point rise in interest rates for the next twelve months is estimated to be approximately 2% of the Corporation's projected after-tax net income. An immediate 100 basis point rise in interest rates is an hypothetical rate scenario, used to measure risk, and does not necessarily represent management's current view of future market developments. At December 31, 1996, the Corporation's earnings at risk to a similar increase in market rates was estimated to be approximately 3.5% of projected 1997 after-tax net income.

Interest Rate Swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's ALM activities. The following table summarizes the outstanding ALM interest rate swap notional amounts at March 31, 1997, by twelve-month intervals (i.e., April 1, 1997 through March 31, 1998). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received and paid on such swaps are presented for each twelve-month interval. The three-month London Interbank Offered Rate (LIBOR), provided for reference in the following table, reflects the average implied forward yield curve for that index as of March 31, 1997. However, actual repricings will be based on the applicable rates in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. The Corporation expects the impact of any interest rate changes on these swaps to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.


OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY
INTERVALS

For the twelve-month period beginning April 1,

(in millions)                         1997              1998             1999           2000           2001         Thereafter
                                   ---------         ---------        ---------      ---------        -------       ----------


Receive fixed swaps
Notional amount                    $  32,724        $   22,635       $   17,941      $   13,938       $   12,021    $    7,845
Weighted-average Fixed rate             6.46%             6.33%            6.45%           6.48%            6.61%         6.55%

Pay fixed swaps
Notional amount                    $  39,737        $   28,528       $   14,526      $   10,374       $    8,574    $    2,932
Weighted-average Fixed rate             6.64%             6.64%            7.23%           7.10%            7.22%         7.46%

Basis Swaps
Notional amount                    $  27,309        $   21,220       $    8,934      $    2,371       $    2,082    $    1,278

-----------------------------------------------------------------------------------------------------------------------------------
Average Three-Month Implied
Forward LIBOR Rates                     6.15%             6.71%            6.96%           6.98%            7.13%         7.24%
-----------------------------------------------------------------------------------------------------------------------------------

Total Notional Amount              $  99,770        $   72,383       $   41,401      $   26,683       $   22,677    $   12,055
===================================================================================================================================


The following table summarizes the Corporation's assets and liabilities at March
31, 1997 with the notional amount of related derivatives used for ALM purposes.

Derivative Contracts and Related Balance Sheet Positions
--------------------------------------------------------                                Notional Amount (a)
                                                                                  ------------------------------
                                                             Balance              Interest             Other ALM
(in millions)                                             Sheet Amount           Rate Swaps          Contracts(b)
                                                          ------------           ----------          ------------

Deposits with Banks                                       $   3,298              $  2,060              $   1,451
Securities - Available-for-Sale                              40,372                 4,098                  7,534
Loans                                                       152,332                49,416                 40,211
Other Assets                                                 15,217                 4,500                  4,649
Deposits                                                    176,030                26,298                 44,318
Other Borrowed Funds                                          7,819                 1,272                    ---
Long-Term Debt                                               12,419                 6,140                  1,380

(a) At March 31, 1997, notional amounts of approximately $6 billion for interest rate swaps, which are used in place of cash market instruments, have been excluded from the above table. See Note One of the 1996 Annual Report for a discussion of the Corporation's accounting policy relative to derivatives used in place of cash market instruments.
(b) Includes futures, forwards, forward rate agreements and options.

The unfavorable impact on net interest income from the Corporation's ALM derivative activities was $24 million in the first quarter of 1997, compared with a favorable impact of $11 million for the first quarter of 1996. The Corporation also has derivatives that affect noninterest revenue (such as derivatives linked to mortgage servicing rights).

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in the Corporation's ALM activities for March 31, 1997 and December 31, 1996.


                                                 March 31,         December 31,
(in millions)                                         1997                 1996     Change
                                                ----------         ------------     -------


ALM Derivative Contracts:
  Net Deferred Gains (Losses)                    $    (14)        $     (42)       $    28
  Net Unrecognized Gains (Losses)                    (340)             (243)           (97)
                                                 --------         ---------        -------
      Net ALM Derivative Gains (Losses)          $   (354)        $    (285)       $   (69)
                                                 ========         =========        =======

The net deferred losses at March 31, 1997 are expected to be amortized as yield adjustments in interest income, interest expense or noninterest revenue, as applicable, over the periods reflected in the following table. The net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts. For a further discussion of unrecognized gains/losses on open derivative contracts, see Note 14 on page 15. The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income or noninterest revenue over the periods indicated in the following table.

Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts and of Premiums on Open ALM Option Contracts
-----------------------------------------

                                            Deferred
(in millions)                            Gains/(Losses)            Premiums
                                         --------------            --------

1997                                     $   35                   $  15
1998                                         (1)                     19
1999                                        (19)                     37
2000                                        (13)                     30
2001 and After                              (16)                     51
                                          -----                   -----
    Total                                 $ (14)                  $ 152
                                          =====                   =====

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

--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

The following capital and liquidity discussion focuses primarily on developments since December 31, 1996. Accordingly, it should be read in conjunction with the Capital and Liquidity Risk Management section on pages 58-59 and Note Sixteen of the Corporation's 1996 Annual Report.

Capital
-------
The Corporation's level of capital at March 31, 1997 remained strong, with capital ratios well in excess of regulatory guidelines. At March 31, 1997, the Corporation's Tier 1 and Total Capital ratios were 8.36% and 12.04%, respectively. These ratios, as well as the leverage ratio, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary as well as the Corporation's investment in such subsidiary. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses. As part of the Corporation's commitment to a disciplined capital policy, management has targeted a Tier 1 capital ratio for the Corporation of 8 to 8.25%.

Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $1,144 million during the first quarter of 1997 to $30.5 billion reflecting, in part, $790 million of capital securities issued by subsidiary trusts of the Corporation (see Note 8 of this Form 10-Q), partially offset by the redemption of $150 million of preferred stock.

In October 1996, the Corporation announced a common stock purchase program in which the Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such other number of common shares as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefit plans. During the period from the inception of the program through March 31, 1997, the Corporation has repurchased 17.6 million common shares ($1.6 billion) and reissued approximately 5.2 million treasury shares under the Corporation's benefit plans, resulting in a net repurchase of 12.4 million shares ($1.2 billion) of its common stock. Management intends to purchase equity on a more accelerated time schedule than originally announced and believes it is likely that the buy-back program will be completed in late 1997 or early 1998.

The Corporation raised the cash dividend on its common stock to $.62 per share, an increase from $.56 per share, in the first quarter of 1997. Management's current expectation is that the dividend policy of the Corporation will generally be to pay a common stock dividend equal to approximately 25-35% of the Corporation's net income (excluding restructuring charges) less preferred stock dividends. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Corporation and its subsidiaries and other factors, including applicable governmental regulations and policies.


The following table sets forth the components of capital for the Corporation.

Components of Capital
---------------------
                                                                                  March 31,             December 31,
   (in millions)                                                                      1997                     1996
                                                                                  --------              -----------
Tier 1 Capital
   Common Stockholders' Equity                                                    $  18,801              $   18,632
   Nonredeemable Preferred Stock                                                      2,500                   2,650
   Minority Interest (a)                                                              2,088                   1,294
   Less: Goodwill                                                                     1,340                   1,353
          Non-Qualifying Intangible Assets                                              134                     128
          50% Investment in Securities Subsidiary                                       716                     780
                                                                                  ---------              ----------
   Tier 1 Capital                                                                 $  21,199              $   20,315
                                                                                  ---------              ----------
  Tier 2 Capital
   Long-Term Debt Qualifying as Tier 2                                            $   6,853              $    6,709
   Qualifying Allowance for Credit Losses                                             3,173                   3,121
   Less: 50% Investment in Securities Subsidiary                                        716                     780
                                                                                  ---------              ----------
   Tier 2 Capital                                                                 $   9,310               $   9,050
                                                                                  ---------               ---------
   Total Qualifying Capital                                                       $  30,509               $  29,365
                                                                                  =========               =========
   Risk-Weighted Assets (b)                                                       $ 253,441               $ 249,215
                                                                                  =========               =========

(a) Minority interest includes Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures and Preferred Stock of Subsidiary. For a further discussion see Notes 8 and 9 of this Form 10-Q.

(b) Includes off-balance sheet risk-weighted assets in the amount of $81,804 million and $79,099 million, respectively, at March 31, 1997 and December 31, 1996.

Liquidity
---------
The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The Corporation's average core deposits for the first three months of 1997 were $81 billion and represented 53% of average loans for the period.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. The Corporation's long-term debt at March 31, 1997 was $12,419 million, a decrease of $295 million from the 1996 year-end. The decrease resulted largely from maturities of the Corporation's long-term debt of $625 million, partially offset by issuances of $331 million of long-term debt. The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt and preferred stock in light of current market conditions. The Corporation has approximately $960 million of fixed-rate preferred stock which becomes callable in 1997 and management intends to redeem certain series of these preferred stock in 1997

--------------------------------------------------------------------------------
 SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

The following supervision and regulation discussion focuses primarily on developments since December 31, 1996; accordingly, it should be read in conjunction with the Supervision and Regulation section on pages 2-5 of the Corporation's 1996 Annual Report.

Dividends
---------
At March 31, 1997, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1997, without the approval of their relevant banking regulators, pay dividends in an aggregate amount of approximately $1.8 billion to their respective bank holding companies, plus an additional amount equal to their net income from April 1, 1997 through the date in 1997 of any such dividend payment.

In addition to the dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including the Corporation and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

FDICIA
------
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contained provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Each of the Corporation's banking institutions were "well capitalized" as that term is defined under the various regulations promulgated under FDICIA and, therefore, the Corporation does not expect such regulations to have a material adverse impact on its business operations.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
--------------------------------------------------------------------------------

Derivative and Market Risk Disclosures
--------------------------------------
In January 1997, the Securities and Exchange Commission ("SEC") issued a Release (Nos. 33-7386 and 34-38223) which requires (i) quantitative and qualitative disclosures outside the financial statements about the market risk inherent in derivatives and other financial instruments and (ii) enhanced descriptions of accounting policies for derivatives in the footnotes to the financial statements.

The market risk disclosure requirements of this release will be applicable commencing with the Corporation's 1997 annual report. The Corporation is currently evaluating this release and expects to comply with the requirements of the release in its 1997 annual report.

Earnings Per Share
------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the previously issued accounting standards for computing earnings per share. It replaces the computation and presentation of "primary EPS" with a computation and presentation of "basic EPS". It revises the computation and presentation of "fully-diluted EPS" with a computation and presentation of "diluted EPS". It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

While SFAS 128 is not yet effective, the Corporation believes that the adoption of SFAS 128 will not have a significant impact on the Corporation's EPS computations.

                The Chase Manhattan Corporation and Subsidiaries
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)


                                                     Three Months Ended                             Three Months Ended
                                                       March 31, 1997                                 March 31, 1996
                                           -----------------------------------------      ---------------------------------------
                                            Average                         Rate          Average                        Rate
                                            Balance       Interest       (Annualized)     Balance        Interest    (Annualized)
                                            -------       --------       ------------     -------        --------    ------------
ASSETS
Deposits with Banks                        $   5,491      $   106           7.86%       $    8,238       $    172         8.39%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                            36,102          559           6.28%           26,793            501         7.52%
Trading Assets-Debt and Equity
  Instruments                                 31,185          626           8.14%           27,290            413         6.09%
Securities:
 Available-for-Sale                           39,818          664           6.76%(b)        38,191            645         6.79% (b)
 Held-to-Maturity                              3,729           62           6.76%            4,515             80         7.16%
Loans                                        153,030        3,114 (c)       8.25%          149,634          3,241         8.71%
                                             -------        -----                        ---------          -----
 Total Interest-Earning Assets               269,355        5,131           7.73%          254,661          5,052         7.98%
Allowance for Credit Losses                   (3,452)                                       (3,776)
Cash and Due from Banks                       12,065                                        13,051
Risk Management Instruments                   36,669                                        25,570
Other Assets                                  24,632                                        23,419
                                           ---------                                    ----------
 Total Assets                              $ 339,269                                    $  312,925
                                           =========                                    ==========
LIABILITIES
Domestic Retail Deposits                   $  57,654          529           3.72%       $   56,080            486         3.48%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                           9,236          150           6.59%            7,867             76         3.84%
Deposits in Foreign Offices                   65,231          836           5.20%           69,831          1,082         6.23%
                                           ---------      -------                        ---------        -------
  Total Time and Savings
     Deposits                                132,121        1,515           4.65%          133,778          1,644         4.94%
                                           ---------      -------                        ---------        -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                    59,470          785           5.35%           44,953            621         5.57%
  Commercial Paper                             4,293           55           5.21%            5,578             75         5.40%
  Other Borrowings (d)                        17,372          462          10.79%           16,211            330         8.21%
                                           ---------      -------                        ---------        -------
   Total Short-Term and
    Other Borrowings                          81,135        1,302           6.51%           66,742          1,026         6.20%
Long-Term Debt                                13,523          257           7.70%           12,976            227         7.05%
                                           ---------      -------                        ---------        -------
  Total Interest-Bearing Liabilities         226,779        3,074           5.50%          213,496          2,897         5.46%
                                           ---------      -------                        ---------        -------
Noninterest-Bearing Deposits                  40,897                                        38,747
Risk Management Instruments                   36,357                                        27,554
Other Liabilities                             13,544                                        12,290
                                           ---------                                     ---------
Total Liabilities                            317,577                                       292,087
                                           ---------                                     ---------
PREFERRED STOCK OF SUBSIDIARY                    550                                            --
                                           ---------                                     ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                2,648                                         2,650
Common Stockholders' Equity                   18,494                                        18,188
                                           ---------                                     ---------
  Total Stockholders' Equity                  21,142                                        20,838
                                           ---------                                     ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity  $ 339,269                                    $  312,925
                                           =========                                    ==========
INTEREST RATE SPREAD                                                        2.23%                                         2.52%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $2,057(a)         3.10%                         $2,155 (a)      3.41%
                                                          ======            ====                          ======          ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended March 31, 1997 and March 31, 1996, the annualized rate for available-for-sale securities based on historical cost was 6.69% and 6.82%, respectively.
(c) For the three months ended March 31, 1997 and March 31, 1996, the negative impact from nonperforming loans on net interest income was $17 million and $29 million, respectively.
(d) Includes securities sold but not yet purchased and structured notes.

               THE CHASE MANHATTAN CORPORATION and Subsidiaries
                         QUARTERLY FINANCIAL INFORMATION
                      (in millions, except per share data)


                                                                    1997                               1996
                                                                ----------        ----------------------------------------------
                                                                   First             Fourth       Third      Second      First
                                                                  Quarter           Quarter      Quarter    Quarter     Quarter
                                                                  -------           -------      -------    -------     -------
Interest Income
Loans                                                             $  3,112         $  3,048    $  3,042    $  3,028    $  3,241
Securities                                                             722              767         690         685         720
Trading Assets                                                         626              615         482         388         413
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                    559              571         549         514         501
Deposits with Banks                                                    106               97         112         156         172
                                                                  --------         --------    --------    --------    --------
          Total Interest Income                                      5,125            5,098       4,875       4,771       5,047
                                                                  --------         --------    --------    --------    --------
Interest Expense
Deposits                                                             1,515            1,520       1,416       1,458       1,644
Short-Term and Other Borrowings                                      1,302            1,304       1,213       1,087       1,026
Long-Term Debt                                                         257              233         220         221         227
                                                                  --------         --------    --------    --------    --------
          Total Interest Expense                                     3,074            3,057       2,849       2,766       2,897
                                                                  --------         --------    --------    --------    --------
Net Interest Income                                                  2,051            2,041       2,026       2,005       2,150
Provision for Credit Losses                                            220              182         220         250         245
                                                                  --------         --------    --------    --------    --------
Net Interest Income After Provision For Credit Losses                1,831            1,859       1,806       1,755       1,905
                                                                  --------         --------    --------    --------    --------
Noninterest Revenue
Corporate Finance and Syndication Fees                                 168              213         234         258         224
Trust, Custody and Investment Management Fees                          310              294         295         302         285
Credit Card Revenue                                                    278              320         277         233         233
Service Charges on Deposit Accounts                                     91               98          97         100          99
Fees for Other Financial Services                                      383              377         393         381         378
Trading Revenue                                                        422              289         347         397         355
Securities Gains                                                       101               25          34          24          52
Revenue From Equity-Related Investments                                164              172         112         219         223
Other Revenue                                                          182              109         110          35          36
                                                                  --------         --------    --------    --------    --------
          Total Noninterest Revenue                                  2,099            1,897       1,899       1,949       1,885
                                                                  --------         --------    --------    --------    --------
Noninterest Expense
Salaries                                                             1,124            1,070       1,040       1,046       1,076
Employee Benefits                                                      222              185         211         225         305
Occupancy Expense                                                      187              192         204         207         221
Equipment Expense                                                      190              180         179         181         184
Foreclosed Property Expense                                              3               (1)          2         (8)          (9)
Restructuring Charge and Expenses                                       30              104          32          22       1,656
Other Expense                                                          691              677         652         651         660
                                                                  --------         --------    --------    --------    --------
          Total Noninterest Expense                                  2,447            2,407       2,320       2,324       4,093
                                                                  --------         --------    --------    --------    --------
Income (Loss) Before Income Tax
   Expense (Benefit)                                                 1,483            1,349       1,385       1,380       (303)
Income Tax Expense (Benefit)                                           556              513         527         524       (214)
                                                                  --------         --------    --------    --------    -------
Net Income (Loss)                                                 $    927         $    836    $    858    $    856    $   (89)
                                                                  ========         ========    ========    ========    =======
Net Income (Loss) Applicable To Common Stock                      $    872         $    781    $    803    $    801    $  (143)
                                                                  ========         ========    ========    ========    =======
Net Income (Loss) Per Common Share:
Primary                                                           $   1.98         $   1.74    $   1.80    $   1.80    $ (0.32)
                                                                  ========         ========    ========    ========    =======
Assuming Full Dilution                                            $   1.97         $   1.74    $   1.78    $   1.79    $ (0.32)
                                                                  ========         ========    ========    ========    =======

Part II - OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings
            -----------------
            The Corporation and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all actions and proceedings pending against or involving the Corporation and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting  therefrom to have a material adverse
            effect  on  the   consolidated   financial   condition   of  the
            Corporation.

Item 2.     Sales of Unregistered Common Stock
            ----------------------------------
            During the first quarter of 1997, shares of common stock of the Corporation were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. On January 6, 1997, 18,297 shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan. On January 22, 1997, 2,945 shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Directors' Deferred Compensation Plan.

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

              (B)  Reports on Form 8-K:

                   The Corporation filed three reports on Form 8-K during the quarter ended March 31, 1997, as follows:

                   Form 8-K dated January 23, 1997: The Corporation announced the results of operations for the fourth quarter of 1996 and the pending retirement of Edward D. Miller.

                   Form 8-K dated March 18, 1997: The Corporation discussed Lines of Business Results for Global Wholesale Banking and Regional and Nationwide Consumer Banking, as well as the status of the Corporation's common stock buy-back program announced October 1996.

                   Form 8-K dated March 18, 1997: The Corporation announced a quarterly dividend increase from $.56 per share to $.62 per share, payable April 30, 1997 to shareholders of record at close of business on April 4, 1997.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE CHASE MANHATTAN CORPORATION
                                                         (Registrant)



Date May 15, 1997                              By /s/Joseph L. Sclafani
     ------------                                 ---------------------
                                                     Joseph L. Sclafani


                                        Executive Vice President and Controller
                                              [Principal Accounting Officer]

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



 GRAPHIC
 NUMBER           PAGE               DESCRIPTION
 --------        --------            -----------------------------------------------------------------------

 1                 36                 Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue
                                      For the twelve months ended March 31, 1997" presenting the following information:

                                       Millions of Dollars     0 -5     5 - 10   10 -15   15 - 20  20 -25  25 -30
                                       -------------------     ----     ------   ------   -------  ------  ------

                                       Number of trading days
                                       revenue was within the
                                       above prescribed posi-
                                       tive range                64        78       61        32        6      4


                                       Millions of Dollars     0 -(5)     (5)-(10)   (10)-(15)
                                       -------------------     ------     ---------  ---------

                                       Number of trading days
                                       revenue was within the
                                       above prescribed
                                       negative range             12          1          1




                                INDEX TO EXHIBITS
                              SEQUENTIALLY NUMBERED






EXHIBIT NO.             EXHIBITS                          PAGE AT WHICH LOCATED
-----------             --------                          ---------------------

  11               Computation of net income                     48
                   per share

  12  (a)          Computation of ratio of                       49
                   earnings to fixed charges

  12  (b)          Computation of ratio of                       50
                   earnings to fixed charges
                   and preferred stock dividend
                   requirements

  27               Financial Data Schedule                       51