Form 10-Q
period 1997-06-30
CHASE MANHATTAN CORP /DE/
filed 1997-08-14
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1997              COMMISSION FILE NUMBER 1-5805

                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         13-2624428
-------------------------------                          ----------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

270 PARK AVENUE, NEW YORK, NEW YORK                             10017
----------------------------------------                      ----------
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

                                                                  YES X  NO
                                                                     ---   ---
COMMON STOCK, $1 PAR VALUE                                           423,482,309
--------------------------------------------------------------------------------

         NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON JULY 31, 1997.

================================================================================

                                 FORM 10-Q INDEX

PART I                                                                      PAGE

Item 1 Financial Statements - The Chase Manhattan Corporation and Subsidiaries:

                 Consolidated Balance Sheet at June 30, 1997 and
                 December 31, 1996.                                           3

                 Consolidated Statement of Income for the three months
                 ended June 30, 1997 and June 30, 1996.                       4

                 Consolidated Statement of Income for the six months
                 ended June 30, 1997 and June 30, 1996.                       5

                 Consolidated Statement of Changes in Stockholders' Equity
                 for the six months ended June 30, 1997 and June 30, 1996.    6

                 Consolidated Statement of Cash Flows for the six months
                 ended June 30, 1997 and June 30, 1996.                       7

              Notes to Financial Statements.                                8-15

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                         16-47

PART II

Item 1        Legal Proceedings.                                             48

Item 2        Sales of Unregistered Common Stock.                            48

Item 4        Submission of Matters to a Vote of Security Holders.           48

Item 6        Exhibits and Reports on Form 8-K.                              49

================================================================================

Part I
Item 1.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                          JUNE 30,        December 31,
                                                                            1997             1996
                                                                         ---------        ------------
ASSETS
Cash and Due from Banks                                                  $  16,879        $  14,605
Deposits with Banks                                                          4,042            8,344
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                         39,228           28,966
Trading Assets:
  Debt and Equity Instruments                                               37,567           30,377
  Risk Management Instruments                                               29,949           29,579
Securities:
  Available-for-Sale                                                        39,463           44,691
  Held-to-Maturity (Fair Value: $3,450 and $3,849)                           3,463            3,855
Loans (Net of Allowance for Loan Losses of $3,446 and $3,549)              156,511          151,543
Premises and Equipment                                                       3,676            3,642
Due from Customers on Acceptances                                            2,102            2,276
Accrued Interest Receivable                                                  3,445            3,020
Other Assets                                                                15,708           15,201
                                                                         ---------        ---------
         TOTAL ASSETS                                                    $ 352,033        $ 336,099
                                                                         =========        =========
LIABILITIES
Deposits:
 Domestic:
     Noninterest-Bearing                                                 $  45,396        $  42,726
     Interest-Bearing                                                       67,565           67,186
 Foreign:
     Noninterest-Bearing                                                     3,698            4,331
     Interest-Bearing                                                       67,085           66,678
                                                                         ---------        ---------
     Total Deposits                                                        183,744          180,921
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                          58,262           53,868
Commercial Paper                                                             4,424            4,500
Other Borrowed Funds                                                         7,874            9,231
Acceptances Outstanding                                                      2,102            2,276
Trading Liabilities                                                         46,706           38,136
Accounts Payable, Accrued Expenses and Other Liabilities                    13,053           12,309
Long-Term Debt                                                              13,135           12,714
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                         1,390              600
                                                                         ---------        ---------
         TOTAL LIABILITIES                                                 330,690          314,555
                                                                         ---------        ---------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)

PREFERRED STOCK OF SUBSIDIARY                                                  550              550
                                                                         ---------        ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                                              1,980            2,650
Common Stock (Issued 440,743,176 and 440,747,317 Shares)                       441              441
Capital Surplus                                                             10,328           10,459
Retained Earnings                                                            9,846            8,627
Net Unrealized Loss on Securities Available-for-Sale, Net of Taxes            (155)            (288)
Treasury Stock, at Cost (17,472,937 and 9,936,716 Shares)                   (1,647)            (895)
                                                                         ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                         20,793           20,994
                                                                         ---------        ---------
         TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
             AND STOCKHOLDERS' EQUITY                                    $ 352,033        $ 336,099
                                                                         =========        =========

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           THREE MONTHS ENDED JUNE 30,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                            1997          1996
                                                                          -------       -------
INTEREST INCOME
Loans                                                                     $ 3,082       $ 3,028
Securities                                                                    735           685
Trading Assets                                                                705           388
Federal Funds Sold and Securities Purchased Under Resale Agreements           697           514
Deposits with Banks                                                           114           156
                                                                          -------       -------
     Total Interest Income                                                  5,333         4,771
                                                                          -------       -------
INTEREST EXPENSE
Deposits                                                                    1,568         1,458
Short-Term and Other Borrowings                                             1,510         1,087
Long-Term Debt                                                                273           221
                                                                          -------       -------
     Total Interest Expense                                                 3,351         2,766
                                                                          -------       -------
NET INTEREST INCOME                                                         1,982         2,005
Provision for Credit Losses                                                   189           250
                                                                          -------       -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                       1,793         1,755
                                                                          -------       -------
NONINTEREST REVENUE
Corporate Finance and Syndication Fees                                        274           258
Trust, Custody and Investment Management Fees                                 321           302
Credit Card Revenue                                                           248           233
Service Charges on Deposit Accounts                                            95           100
Fees for Other Financial Services                                             392           381
Trading Revenue                                                               491           397
Securities Gains                                                               30            24
Revenue from Equity-Related Investments                                       179           219
Other Revenue                                                                 128            35
                                                                          -------       -------
     Total Noninterest Revenue                                              2,158         1,949
                                                                          -------       -------
NONINTEREST EXPENSE
Salaries                                                                    1,110         1,046
Employee Benefits                                                             219           225
Occupancy Expense                                                             193           207
Equipment Expense                                                             193           181
Foreclosed Property Expense                                                    --            (8)
Restructuring Charge and Expenses                                              71            22
Other Expense                                                                 685           651
                                                                          -------       -------
     Total Noninterest Expense                                              2,471         2,324
                                                                          -------       -------
INCOME BEFORE INCOME TAX EXPENSE                                            1,480         1,380
Income Tax Expense                                                            555           524
                                                                          -------       -------
NET INCOME                                                                $   925       $   856
                                                                          =======       =======
NET INCOME APPLICABLE TO COMMON STOCK                                     $   874       $   801
                                                                          =======       =======
NET INCOME PER COMMON SHARE:
Primary                                                                   $  2.00       $  1.80
                                                                          =======       =======
Assuming Full Dilution                                                    $  2.00       $  1.79
                                                                          =======       =======

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            SIX MONTHS ENDED JUNE 30,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                            1997           1996
                                                                           -------       -------
INTEREST INCOME
Loans                                                                      $ 6,194       $ 6,269
Securities                                                                   1,457         1,405
Trading Assets                                                               1,331           801
Federal Funds Sold and Securities  Purchased Under Resale Agreements         1,256         1,015
Deposits with Banks                                                            220           328
                                                                           -------       -------
     Total Interest Income                                                  10,458         9,818
                                                                           -------       -------
INTEREST EXPENSE
Deposits                                                                     3,083         3,102
Short-Term and Other Borrowings                                              2,812         2,113
Long-Term Debt                                                                 530           448
                                                                           -------       -------
     Total Interest Expense                                                  6,425         5,663
                                                                           -------       -------
NET INTEREST INCOME                                                          4,033         4,155
Provision for Credit Losses                                                    409           495
                                                                           -------       -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                        3,624         3,660
                                                                           -------       -------
NONINTEREST REVENUE
Corporate Finance and Syndication Fees                                         442           482
Trust, Custody and Investment Management Fees                                  631           587
Credit Card Revenue                                                            526           466
Service Charges on Deposit Accounts                                            186           199
Fees for Other Financial Services                                              775           759
Trading Revenue                                                                913           752
Securities Gains                                                               131            76
Revenue from Equity-Related Investments                                        343           442
Other Revenue                                                                  310            71
                                                                           -------       -------
     Total Noninterest Revenue                                               4,257         3,834
                                                                           -------       -------
NONINTEREST EXPENSE
Salaries                                                                     2,234         2,122
Employee Benefits                                                              441           530
Occupancy Expense                                                              380           428
Equipment Expense                                                              383           365
Foreclosed Property Expense                                                      3           (17)
Restructuring Charge and Expenses                                              101         1,678
Other Expense                                                                1,376         1,311
                                                                           -------       -------
     Total Noninterest Expense                                               4,918         6,417
                                                                           -------       -------
INCOME BEFORE INCOME TAX EXPENSE                                             2,963         1,077
Income Tax Expense                                                           1,111           310
                                                                           -------       -------
NET INCOME                                                                 $ 1,852       $   767
                                                                           =======       =======
NET INCOME APPLICABLE TO COMMON STOCK                                      $ 1,746       $   658
                                                                           =======       =======
NET INCOME PER COMMON SHARE:
Primary                                                                    $  3.99       $  1.48
                                                                           =======       =======
Assuming Full Dilution                                                     $  3.97       $  1.46
                                                                           =======       =======

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)

                                                                   1997            1996
                                                                 --------        --------
PREFERRED STOCK:
Balance at Beginning of Year                                     $  2,650        $  2,650
Redemption of Stock                                                  (670)             --
                                                                 --------        --------
Balance at End of Period                                         $  1,980        $  2,650
                                                                 --------        --------
COMMON STOCK:
Balance at Beginning of Year                                     $    441        $    458
Retirement of Treasury Stock                                           --             (20)
                                                                 --------        --------
Balance at End of Period                                         $    441        $    438
                                                                 --------        --------
CAPITAL SURPLUS:
Balance at Beginning of Year                                     $ 10,459        $ 11,075
Retirement of Treasury Stock                                           --            (433)
Shares Issued for Employee Stock-Based Awards and
  Certain Related Tax Benefits                                       (131)           (210)
                                                                 --------        --------
Balance at End of Period                                         $ 10,328        $ 10,432
                                                                 --------        --------
RETAINED EARNINGS:
Balance at Beginning of Year                                     $  8,627        $  7,997
Net Income                                                          1,852             767
Retirement of Treasury Stock                                           --            (557)
Cash Dividends Declared:
   Preferred Stock                                                   (106)           (109)
   Common Stock                                                      (528)           (572) (a)
Accumulated Translation Adjustment                                      1               8
                                                                 --------        --------
Balance at End of Period                                         $  9,846        $  7,534
                                                                 --------        --------
NET UNREALIZED LOSS ON SECURITIES AVAILABLE-FOR-SALE:
Balance at Beginning of Year                                     $   (288)       $   (237)
Net Change in Fair Value of Securities Available-for-Sale,
  Net of Taxes                                                        133            (403)
                                                                 --------        --------
Balance at End of Period                                         $   (155)       $   (640)
                                                                 --------        --------
COMMON STOCK IN TREASURY, AT COST:
Balance at Beginning of Year                                     $   (895)       $ (1,107)
Retirement of Treasury Stock                                           --           1,010
Purchase of Treasury Stock                                         (1,242)           (885)
Reissuance of Treasury Stock                                          490             908
                                                                 --------        --------
Balance at End of Period                                         $ (1,647)       $    (74)
                                                                 --------        --------
TOTAL STOCKHOLDERS' EQUITY                                       $ 20,793        $ 20,340
                                                                 ========        ========

(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by old Chase in the 1996 first quarter.

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)

                                                                                      1997            1996
                                                                                    --------        --------
OPERATING ACTIVITIES
Net Income                                                                          $  1,852        $    767
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
      Provision for Credit Losses                                                        409             495
      Restructuring Charge and Expenses                                                  101           1,678
      Depreciation and Amortization                                                      471             406
      Net Change In:
         Trading-Related Assets                                                       (7,702)          1,574
         Accrued Interest Receivable                                                    (425)              7
         Other Assets                                                                   (232)         (2,959)
         Trading-Related Liabilities                                                   8,711            (197)
         Accrued Interest Payable                                                        118            (152)
         Other Liabilities                                                               463          (1,527)
         Other, Net                                                                      (47)            216
                                                                                    --------        --------
Net Cash Provided by Operating Activities                                              3,719             308
                                                                                    --------        --------
INVESTING ACTIVITIES
Net Change In:
      Deposits with Banks                                                              4,302           2,663
      Federal Funds Sold and Securities Purchased Under Resale Agreements            (12,546)        (14,354)
      Loans Due to Sales and Securitizations                                          10,525          20,976
      Other Loans, Net                                                               (15,532)        (22,288)
      Other, Net                                                                        (123)           (429)
Proceeds from the Maturity of Held-to-Maturity Securities                                420             613
Purchases of Held-to-Maturity Securities                                                 (69)           (112)
Proceeds from the Maturity of Available-for-Sale Securities                            4,130           5,826
Proceeds from the Sale of Available-for-Sale Securities                               37,704          22,575
Purchases of Available-for-Sale Securities                                           (36,782)        (29,771)
                                                                                    --------        --------
Net Cash Used by Investing Activities                                                 (7,971)        (14,301)
                                                                                    --------        --------
FINANCING ACTIVITIES
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                     2,670          (1,140)
      Domestic Time and Savings Deposits                                                 379           3,728
      Foreign Deposits                                                                  (226)         (5,779)
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements          6,678          16,097
      Other Borrowed Funds                                                            (1,433)            (55)
      Other, Net                                                                        (174)            436
Proceeds from the Issuance of Long-Term Debt and Capital Securities                    2,271             820
Repayments of Long-Term Debt                                                          (1,069)           (917)
Proceeds from the Issuance of Stock                                                      359             712
Redemption of Preferred Stock                                                           (670)             --
Treasury Stock Purchased                                                              (1,660)           (882)
Cash Dividends Paid                                                                     (613)           (532)
                                                                                    --------        --------
Net Cash Provided by Financing Activities                                              6,512          12,488
                                                                                    --------        --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                14               2
                                                                                    --------        --------
Net Increase (Decrease) in Cash and Due from Banks                                     2,274          (1,503)
Cash and Due from Banks at January 1,                                                 14,605          14,794
                                                                                    --------        --------
Cash and Due from Banks at June 30,                                                 $ 16,879        $ 13,291
                                                                                    ========        ========
Cash Interest Paid                                                                  $  6,307        $  5,815
                                                                                    --------        --------
Taxes Paid                                                                          $    916        $    915
                                                                                    --------        --------

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

The Corporation adopted, commencing January 1, 1997, the requirements of Statement of Financial Accounting Standards No. 125 entitled, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), for the following types of transactions: securitizations, recognitions of servicing assets and liabilities, transfers of receivables with recourse, loan participations, and extinguishments of liabilities. The adoption of SFAS 125 did not have a material effect on the Corporation's earnings, liquidity, or capital resources.

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127 entitled, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"), which deferred for one year, the effective date of SFAS 125 as applied to securities lending, repurchase agreements and other secured financing transactions. The Corporation believes that the adoption of SFAS 127 will not have a material effect on the Corporation's earnings, liquidity or capital resources.

NOTE 2- EARNINGS PER SHARE

For a discussion of the Corporation's current earnings per share policy, reference is made to Note One of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Annual Report"). For a discussion of the FASB's Statement of Financial Accounting Standards No. 128 entitled, "Earnings per Share", see the Accounting and Reporting Developments section on page 43 of this Form 10-Q.

Part I
Item 1. (continued)

NOTE 3 - TRADING ACTIVITIES

For a discussion of the Corporation's trading revenue, see Management's Discussion and Analysis ("MD&A") on page 21 of this Form 10-Q.

TRADING ASSETS AND LIABILITIES

Trading assets and trading liabilities (which are carried at estimated fair value, after taking into account the effects of legally enforceable master netting agreements relating to risk management instruments) are presented in the following table for the dates indicated.

                                                                       JUNE 30,        December 31,
(in millions)                                                              1997                1996
                                                                       --------        ------------
Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities        $  9,958        $  8,523
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                             2,380           1,486
     Debt Securities Issued by Foreign Governments                       12,035          12,284
     Debt Securities Issued by Foreign Financial Institutions             5,940           3,569
     Corporate Securities                                                 2,553           1,873
     Loans and Other                                                      4,701           2,642
                                                                       --------        --------
Total Trading Assets - Debt and Equity Instruments (a)                 $ 37,567        $ 30,377
                                                                       ========        ========
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                           $ 15,173        $ 14,227
     Foreign Exchange Contracts                                          13,619          13,760
     Equity, Commodity and Other Contracts                                1,232           1,667
     Allowance for Credit Losses for Risk Management Instruments            (75)            (75)
                                                                       --------        --------
Total Trading Assets - Risk Management Instruments                     $ 29,949        $ 29,579
                                                                       ========        ========
Trading Liabilities - Risk Management Instruments:
     Interest Rate Contracts                                           $ 15,705        $ 14,622
     Foreign Exchange Contracts                                          13,814          12,867
     Equity, Commodity and Other Contracts                                1,173           1,202
                                                                       --------        --------
Trading Liabilities - Risk Management Instruments                        30,692          28,691
Securities Sold, Not Yet Purchased                                       13,302           7,242
Structured Notes                                                          2,712           2,203
                                                                       --------        --------
Total Trading Liabilities                                              $ 46,706        $ 38,136
                                                                       ========        ========

(a) Includes emerging markets instruments of $5,692 million at June 30, 1997 and $5,500 million at December 31, 1996.

NOTE 4 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note One of the Corporation's 1996 Annual Report.

The valuation of available-for-sale securities, including securities classified as loans which are subject to the provisions of Statement of Financial Accounting Standards No. 115 entitled, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), resulted in a net after-tax unfavorable impact of $155 million on the Corporation's stockholders' equity at June 30, 1997, compared with a net after-tax unfavorable impact of $288 million at December 31, 1996. The change from the 1996 year-end was the result of decreases in U.S. dollar interest rates during the 1997 second quarter, thereby causing an increase in the market value of the securities portfolio.

Part I
Item 1. (continued)

Net gains from available-for-sale securities sold in the second quarter and first six months of 1997 amounted to $30 million (gross gains of $79 million and gross losses of $49 million) and $131 million (gross gains of $195 million and gross losses of $64 million), respectively. Net gains on such sales for the same periods in 1996 amounted to $24 million (gross gains of $77 million and gross losses of $53 million) and $76 million (gross gains of $151 million and gross losses of $75 million), respectively.

AVAILABLE-FOR-SALE SECURITIES

The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, were as follows for the dates indicated:

JUNE 30, 1997 (IN MILLIONS)                                         Gross         Gross
                                                      Amortized     Unrealized    Unrealized    Fair
                                                      Cost          Gains         Losses        Value
                                                      -------       ----------    ----------    -------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                    $20,490       $    17       $   200       $20,307
        Collateralized Mortgage Obligations             2,148             2             2         2,148
        Other, primarily U.S. Treasuries                7,738            --           232         7,506
Obligations of State and Political Subdivisions           230            --            --           230
Debt Securities Issued by Foreign Governments           7,292            61            17         7,336
Corporate Debt Securities                                 588            24             5           607
Equity Securities                                         906           169            78           997
Other, primarily Asset-Backed Securities (a)              346             1            15           332
                                                      -------       -------       -------       -------
        Total Available-for-Sale Securities           $39,738       $   274       $   549       $39,463
                                                      =======       =======       =======       =======

December 31, 1996 (in millions)                                     Gross         Gross
                                                      Amortized     Unrealized    Unrealized    Fair
                                                      Cost          Gains         Losses        Value
                                                      ---------     ----------    ----------    -------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                    $20,961       $    18       $   285       $20,694
        Collateralized Mortgage Obligations             2,293             1             2         2,292
        Other, primarily U.S. Treasuries               12,250             3           193        12,060
Obligations of State and Political Subdivisions           325             2            --           327
Debt Securities Issued by Foreign Governments           6,893           100             3         6,990
Corporate Debt Securities                                 923            43            14           952
Equity Securities                                         957           116            25         1,048
Other, primarily Asset-Backed Securities (a)              328             1             1           328
                                                      -------       -------       -------       -------
        Total Available-for-Sale Securities           $44,930       $   284       $   523       $44,691
                                                      =======       =======       =======       =======

(a) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

Part I
Item 1. (continued)

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities for the dates indicated were as follows:

JUNE 30, 1997 (IN MILLIONS)                                     Gross        Gross
                                                   Amortized    Unrealized   Unrealized   Fair
                                                   Cost         Gains        Losses       Value
                                                   ---------    ----------   ----------   ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                 $1,464       $    2       $   10       $1,456
        Collateralized Mortgage Obligations         1,890            4            9        1,885
        Other, primarily U.S. Treasuries               53           --           --           53
Other, primarily Asset-Backed Securities (a)           56           --           --           56
                                                   ------       ------       ------       ------
     Total Held-to-Maturity Securities             $3,463       $    6       $   19       $3,450
                                                   ======       ======       ======       ======

December 31, 1996 (in millions)                                 Gross        Gross
                                                   Amortized    Unrealized   Unrealized   Fair
                                                   Cost         Gains        Losses       Value
                                                   ---------    ----------   ----------   ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                 $1,584       $    4       $    8       $1,580
        Collateralized Mortgage Obligations         2,075            6            9        2,072
        Other, primarily U.S. Treasuries               73           --           --           73
Other, primarily Asset-Backed Securities (a)          123            1           --          124
                                                   ------       ------       ------       ------
     Total Held-to-Maturity Securities             $3,855       $   11       $   17       $3,849
                                                   ======       ======       ======       ======

(a) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

NOTE 5 - LOANS

For a discussion of the accounting policies relating to loans, including securities classified as loans which are subject to the provisions of SFAS 115, as well as impaired loans pursuant to SFAS 114, reference is made to Notes One and Four of the Corporation's 1996 Annual Report. The following table reflects the amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated.

(in millions)                                   Gross        Gross
                                   Amortized    Unrealized   Unrealized   Fair
                                   Cost         Gains        Losses       Value
                                   ---------    ----------   ----------   ------
JUNE 30, 1997                      $1,556       $  152       $  213       $1,495
                                   ======       ======       ======       ======
December 31, 1996                  $1,869       $   93       $  369       $1,593
                                   ======       ======       ======       ======

There were no net gains or losses in the second quarter or first six months of 1997 related to the disposition of available-for-sale emerging market securities, compared with a net loss of $30 million in the 1996 second quarter and a net loss of $65 million in the 1996 first six months.

Part I
Item 1. (continued)

The following table sets forth information about the Corporation's impaired loans. The Corporation uses the discounted cash flow method as its primary method for valuing impaired loans.

                                                             JUNE 30,     December 31,
(in millions)                                                    1997             1996
                                                             --------     ------------
Impaired Loans with an Allowance                             $  482       $  535
Impaired Loans without an Allowance (a)                         140          182
                                                             ------       ------
     Total Impaired Loans                                    $  622       $  717
                                                             ======       ======
Allowance for Impaired Loans under
  SFAS 114 (b)                                               $  169       $  194
                                                             ------       ------
Average Balance of Impaired Loans
  during the year-to-date period ended:                      $  671       $1,104
                                                             ------       ------
Interest Income Recognized on Impaired
  Loans during the year-to-date period ended:                $    5       $   30
                                                             ------       ------

(a) Impaired loans for which the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan. Such loans do not require an allowance under SFAS 114.

(b) The Allowance for Impaired Loans under SFAS 114 is a part of the Corporation's overall Allowance for Loan Losses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In the fourth quarter of 1996 and first quarter of 1997, the Corporation established three separate statutory business trusts, each wholly owned by the Corporation, which issued an aggregate $1,390 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital for the Corporation. The proceeds from each issuance by a trust of its capital securities were invested in a corresponding series of junior subordinated deferrable interest debentures of the Corporation. The sole assets of each statutory business trust are these debentures. The Corporation has fully and unconditionally guaranteed each of the business trusts' obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following is a summary of the Corporation's outstanding capital securities, net of discount, issued by each trust:

                             Amount of
                         Capital Securities,
                           Net of Discount         Stated Maturity            Interest Rate                 Interest
Name of Trust               (in millions)       of Capital Securities     of Capital Securities           Payment Dates
-------------               -------------       ---------------------     ---------------------           -------------
Chase Capital I             $        600              12/1/2026                   7.67%          Semi-annual - commencing 6/1/97
Chase Capital II                     494               2/1/2027           LIBOR + .50%             Quarterly - commencing 5/1/97
Chase Capital III                    296               3/1/2027           LIBOR + .55%             Quarterly - commencing 6/1/97
                            ------------
         Total              $      1,390
                            ============

Part I
Item 1. (continued)

NOTE 8 - PREFERRED STOCK OF SUBSIDIARY

Chase Preferred Capital Corporation ("CPCC"), a real estate investment trust established for the purpose of acquiring, holding and managing real estate mortgage assets, is a wholly-owned subsidiary of The Chase Manhattan Bank. On September 18, 1996, CPCC issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A, with a liquidation preference of $25 per share. Dividends are cumulative, are payable quarterly and are recorded as minority interest expense by the Corporation. The Series A Preferred Shares are treated as Tier 1 Capital for the Corporation.

For a further discussion of the Corporation's Series A Preferred Shares, reference is made to Note Seven of the Corporation's 1996 Annual Report.

NOTE 9 - RISK-BASED CAPITAL

For a discussion of the calculation of the Corporation's risk-based capital ratios, as well as the various regulatory guidelines which are applicable to the Corporation, reference is made to Note Sixteen of the Corporation's 1996 Annual Report.

The following table presents capital ratios for the Corporation and its significant banking subsidiaries (reference is made to Note One of the 1996 Annual Report, for a discussion of the Corporation's significant banking subsidiaries). Assets and capital amounts for the Corporation's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for the Corporation reflect the elimination of intercompany transactions.

                                                      The Chase          Texas
JUNE 30, 1997 ($ in millions)      Corporation     Manhattan Bank       Commerce         Chase USA
Tier 1 Capital Ratio (a)(c)             7.79% (d)        7.54%            7.72%            9.83%
Total Capital Ratio (a)(c)             11.38% (d)       11.03%           10.78%           12.56%
Tier 1 Leverage Ratio (b)(c)            6.63% (d)        6.08%            6.76%           10.49%

Tier 1 Capital                       $ 20,752         $ 16,517          $ 1,403          $ 2,501
Total Qualifying Capital               30,325           24,153            1,959            3,196
Risk-Weighted Assets                  266,494          218,960           18,174           25,443
Adjusted Average Assets               312,858          271,491           20,748           23,837

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

(d) Excludes the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chase Securities Inc., as well as the Corporation's investment in such subsidiary. Including the Corporation's securities subsidiary, the June 30, 1997 Tier 1 Capital, Total Capital and Tier 1 Leverage ratios were 8.02%, 11.89% and 6.21%, respectively.

NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

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

                                                               NOTIONAL AMOUNTS (a)              CREDIT EXPOSURE
                                                          JUNE 30,        December 31,    JUNE 30,        December 31,
(in billions)                                                 1997                1996        1997                1996
                                                          ---------       ------------    ---------       ------------
INTEREST RATE CONTRACTS
Futures, Forwards and Forward Rate Agreements
  Trading                                                 $ 1,635.4       $ 1,209.6       $     0.3       $     0.5
  Asset and Liability Management                               68.4            30.8              --              --
Interest Rate Swaps
  Trading                                                   2,815.2         2,300.3            11.5            11.4
  Asset and Liability Management                               99.0            96.4             0.6             0.7
Purchased Options
  Trading                                                     312.3           172.7             3.3             2.3
  Asset and Liability Management                               18.3            15.5              --              --
Written Options
  Trading                                                     415.5           199.4              --              --
  Asset and Liability Management                                1.5             1.4              --              --
                                                          ---------       ---------       ---------       ---------
    Total Interest Rate Contracts                         $ 5,365.6       $ 4,026.1       $    15.7       $    14.9
                                                          =========       =========       =========       =========
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                                 $ 1,502.5       $ 1,308.6       $     9.9       $    10.0
  Asset and Liability Management                               65.7            60.1              --              --
Other Foreign Exchange Contracts (b)
  Trading                                                     320.2           267.4             3.7             3.8
  Asset and Liability Management                                3.6             4.2              --              --
                                                          ---------       ---------       ---------       ---------
    Total Foreign Exchange Contracts                      $ 1,892.0       $ 1,640.3       $    13.6       $    13.8
                                                          =========       =========       =========       =========
EQUITY, COMMODITY AND OTHER
 CONTRACTS
  Trading                                                    $ 53.9       $    45.7       $     1.2       $     1.7
                                                          ---------       ---------       ---------       ---------
  Total Equity, Commodity
     and Other Contracts                                     $ 53.9       $    45.7       $     1.2       $     1.7
                                                          =========       =========       =========       =========
Total Credit Exposure Recorded on the Balance Sheet                                       $    30.5       $    30.4

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $900.9 billion, $8.2 billion and $2.9 billion, respectively, at June 30, 1997, compared with $521.5 billion, $9.5 billion and $6.4 billion, respectively, at December 31, 1996. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $102.8 billion, $104.3 billion and $116.7 billion, respectively, at June 30, 1997, compared with $89.6 billion, $94.2 billion and $87.8 billion, respectively, at December 31, 1996.

Part I
Item 1. (continued)

NOTE 11 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

The following table summarizes the Corporation's credit risk that is represented by contract amounts relating to lending-related financial instruments at June 30, 1997 and December 31, 1996. The table should be read in conjunction with the description of these products and their risks included in Note Eighteen of the Corporation's 1996 Annual Report.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

                                                            JUNE 30,      December 31,
(in millions)                                                   1997              1996
Credit Card Lines                                           $ 58,305      $54,192
Other Commitments to Extend Credit                           105,440       94,278
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $4,678 and $5,205)                     33,507       30,843
Other Letters of Credit                                        5,812        5,588
Customers' Securities Lent                                    44,091       38,715

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of the Corporation's fair value methodologies, see Note Twenty of the Corporation's 1996 Annual Report. The following table presents the carrying value and estimated fair value at June 30, 1997 and December 31, 1996 of the Corporation's financial assets and liabilities valued under SFAS 107.

                                                    JUNE 30, 1997                                 December 31, 1996
                                     ----------------------------------------------  -----------------------------------------------
                                     CARRYING        ESTIMATED       APPRECIATION/   Carrying        Estimated        Appreciation/
  (in millions)                      VALUE           FAIR VALUE      (DEPRECIATION)  Value           Fair Value       (Depreciation)
Total Financial Assets               $ 344,124       $ 347,113       $   2,989       $ 328,504       $ 330,831        $   2,327
                                     =========       =========                       =========       =========
Total Financial Liabilities          $ 329,918       $ 330,465            (547)      $ 314,144       $ 314,626             (482)
                                     =========       =========       ---------       =========       =========        ---------
Estimated Fair Value in Excess
of Carrying Value                                                    $   2,442                                        $   1,845
                                                                     =========                                        =========

Derivative contracts used for ALM activities are included in the above amounts and are valued using market prices or pricing models consistent with methods used by the Corporation in valuing similar instruments used for trading purposes. The following table presents the carrying value and estimated fair value of derivatives contracts used for ALM activities.

                                             JUNE 30, 1997                          December 31, 1996
                                 --------------------------------------  --------------------------------------
                                 CARRYING  ESTIMATED  NET UNRECOGNIZED   Carrying   Estimated  Net Unrecognized
(in millions)                     VALUE    FAIR VALUE   GAINS/(LOSSES)    Value     Fair Value  Gains/(Losses)
Total Financial Assets            $ 172       $  28       $(144)(a)       $ 222       $ 135        $ (87)
Total Financial Liabilities       $ 265       $  86       $(179)(a)       $  76       $ (67)       $(143)

(a) Unrecognized gains and losses related to total financial assets were $229 million and $373 million, respectively, at June 30, 1997. Unrecognized gains and losses related to total financial liabilities were $251 million and $430 million, respectively, at June 30, 1997.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE AND RATIO DATA)

                                                       1997             1997           1996               SIX MONTHS ENDED
                                                      SECOND           First          Second                  JUNE 30,
                                                      QUARTER         Quarter         Quarter          1997             1996
                                                     ---------       ---------       ---------       ---------       ---------
EARNINGS:
Income Before Restructuring Costs                    $     969       $     946       $     870       $   1,915         $ 1,807 (e)
Restructuring Costs (After-Tax) (a)                        (44)            (19)            (14)            (63)         (1,040)
                                                     ---------       ---------       ---------       ---------       ---------
Net Income                                           $     925       $     927       $     856       $   1,852       $     767
                                                     =========       =========       =========       =========       =========
Net Income Applicable to Common Stock                $     874       $     872       $     801       $   1,746       $     658
                                                     =========       =========       =========       =========       =========
INCOME PER COMMON SHARE:
Primary:
  Income Before Restructuring Costs                  $    2.11       $    2.02       $    1.83       $    4.13       $    3.81 (e)
  Restructuring Costs (After-Tax) (a)                    (0.11)          (0.04)          (0.03)          (0.14)          (2.33)
                                                     ---------       ---------       ---------       ---------       ---------
  Net Income                                         $    2.00       $    1.98       $    1.80       $    3.99       $    1.48
                                                     =========       =========       =========       =========       =========
Assuming Full Dilution:
  Income Before Restructuring Costs                  $    2.11       $    2.01       $    1.82       $    4.11       $    3.77 (e)
  Restructuring Costs (After-Tax) (a)                    (0.11)          (0.04)          (0.03)          (0.14)          (2.31)
                                                     ---------       ---------       ---------       ---------       ---------
Net Income                                           $    2.00       $    1.97       $    1.79       $    3.97       $    1.46
                                                     =========       =========       =========       =========       =========
PER COMMON SHARE:
Book Value                                           $   44.44       $   42.59       $   40.47       $   44.44       $   40.47
Market Value                                         $   97.06       $   93.88       $   70.63       $   97.06       $   70.63
Common Stock Dividends Declared (b)                  $    0.62       $    0.62       $    0.56       $    1.24       $    1.12

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares              434.9           441.0           444.8           438.0           445.4
Average Common Shares Assuming Full Dilution             436.0           442.6           448.4           439.7           450.2
Common Shares at Period End                              423.3           428.3           437.1           423.3           437.1

PERFORMANCE RATIOS: (AVERAGE BALANCES)
Income Before Restructuring Costs: (c)
  Return on Assets                                        1.11%           1.13%           1.10%           1.12%           1.15%
  Return on Common Stockholders' Equity                  20.20%          19.54%          19.00%          19.87%          19.27%(e)
  Return on Total Stockholders' Equity                   18.76%          18.15%          17.58%          18.45%          17.84%
Net Income: (c)
  Return on Assets                                        1.06%           1.11%           1.08%           1.09%           0.49%
  Return on Common Stockholders' Equity                  19.23%          19.12%          18.67%          19.18%           7.47%
  Return on Total Stockholders' Equity                   17.91%          17.78%          17.30%          17.84%           7.57%
Efficiency Ratio (d)                                      58.0%           57.6%           58.4%           57.8%           59.0%
Efficiency Ratio - Excluding Securitizations (d)          54.4%           54.5%           56.2%           54.4%           57.1%

(a) Represents merger-related restructuring costs. See page 24 for further discussion.

(b) The Corporation increased its quarterly common stock dividend from $0.56 per share to $0.62 per share in the first quarter of 1997.

(c)      Based on annualized income amounts.

(d) Excludes restructuring costs, foreclosed property expense, and nonrecurring items.

(e) Includes nonrecurring items which had a $70 million net favorable impact on net income. Excluding these items, net income was $1,737 million, primary earnings per share was $3.66, fully-diluted earnings per share was $3.62 and return on common stockholders' equity was 18.48%.

Certain forward-looking statements contained herein are subject to risks and uncertainties. The Corporation's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to the Corporation's reports filed with the Securities and Exchange Commission, in particular the Form 8-K dated July 15, 1997, and the Corporation's Annual Report to Stockholders on Form 10-K for the year ended December 31, 1996 (the "1996 Annual Report") for a discussion of factors that may cause such differences to occur.


OVERVIEW


The Chase Manhattan Corporation (the "Corporation") reported second quarter 1997 operating net income of $969 million, compared with second quarter 1996 results of $870 million. Primary earnings per share ("primary EPS") in the second quarter of 1997 were $2.11, compared with $1.83 in the same 1996 period. Fully diluted earnings per share ("fully-diluted EPS") in the second quarter of 1997 were $2.11, a 16% increase from $1.82 in the comparable 1996 quarter. The return on common stockholders' equity on an operating basis was 20.2% for the second quarter of 1997 versus 19.0% for the comparable period of 1996. Operating net income excludes merger-related restructuring costs in both periods. Reported net income in the 1997 second quarter was $925 million, compared with $856 million in the prior-year second quarter. Primary and fully-diluted EPS were both $2.00 in 1997, compared with $1.80 and $1.79, respectively, in 1996.

The Corporation's operating net income for the first six months of 1997 was $1,915 million, compared with $1,737 million for the same 1996 period. Primary and fully-diluted EPS for the first six months of 1997 were $4.13 and $4.11, respectively, compared with $3.66 and $3.62, respectively, for the same periods of 1996. Operating net income excludes merger-related restructuring costs in both periods and the net effect of favorable nonrecurring items totaling $70 million in the first quarter of 1996. Reported net income for the first six months of 1997 was $1,852 million compared with $767 million for 1996. Primary and fully-diluted EPS were $3.99 and $3.97, respectively, for the first six months of 1997, compared with $1.48 and $1.46, respectively, for the same 1996 period.

The Corporation's total operating revenue (which excludes nonrecurring items) for the 1997 second quarter was $4,140 million, an increase of 5% from the same 1996 period. For the first six months of 1997, total operating revenue increased to $8,246 million or 3% from the comparable 1996 period. On a managed basis, which excludes the impact of credit card securitizations, total operating revenue for the 1997 second quarter increased 7% to $4,410 million and for the 1997 six months increased 6% to $8,748 million.

The 1997 second quarter included incremental merger savings of $185 million, which were offset by investment spending and increased incentive costs related to strong trading results. The quarter also included restructuring expenses of $71 million, bringing cumulative restructuring expenses to $265 million. The Corporation currently expects that merger-related expenses will rise $100 million to $125 million from its previous estimate of $250 million.

The Corporation's efficiency ratio improved to 58.0% for the second quarter of 1997, compared with 58.4% for the comparable 1996 period. Excluding the impact of credit card securitizations, the efficiency ratio for the second quarters of 1997 and 1996 was 54.4% and 56.2%, respectively.

The Corporation remains on track to achieve its 1997 financial goals, including annual earnings per share growth of 15%; return on common equity of 19%; an efficiency ratio of between 54% to 55% and incremental merger savings of $635 million to $680 million. The Corporation continues to target annual managed revenue growth of six to eight percent; however, due to investment spending in targeted growth businesses, the Corporation currently expects the growth in underlying noninterest operating expense (before merger savings) for the full year to exceed six percent.

During the 1997 second quarter, the Corporation purchased approximately 6.7 million common shares as part of a stock repurchase plan announced in October of 1996. The Corporation also reissued approximately 1.7 million treasury shares under the Corporation's employee benefit plans, resulting in a net repurchase of
5.0 million shares of its common stock. During the period from the inception of the program through June 30, 1997, the Corporation has repurchased 24.3 million common shares ($2.3 billion) and reissued approximately 6.9 million treasury shares under the Corporation's benefit plans, resulting in a net repurchase of
17.4 million shares ($1.8 billion) of its common stock.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Reported net interest income for the 1997 second quarter was $1,982 million, down $23 million from the 1996 second quarter. For the first six months, reported net interest income was $4,033 million in 1997, a decrease of $122 million from the 1996 level. The 1996 first six months included $54 million of interest income related to Federal and State tax audit settlements. Excluding the impact of securitizations and the 1996 tax audit settlements, net interest income on a managed basis increased 3% in both the 1997 second quarter and first six months reflecting a higher level of liquid interest-earning assets to support the Corporation's trading businesses.

                                                          SECOND QUARTER                                SIX MONTHS
                                            ------------------------------------------   -------------------------------------------
                                               1997           1996        % Change          1997           1996           % Change
                                            ---------      ---------                     ---------      ---------
(in millions)
NET INTEREST INCOME
     Managed Basis                          $   2,278      $   2,213            2.9%     $   4,627      $   4,496(a)           2.9%
     Impact of Securitizations                   (296)          (208)            --           (594)          (395)              --
                                            ---------      ---------                     ---------      ---------
     Reported                               $   1,982      $   2,005           (1.1)%    $   4,033      $   4,101(a)          (1.7)%
                                            =========      =========                     =========      =========
(in billions)
AVERAGE INTEREST-EARNING ASSETS
     Managed Basis                          $   298.2      $   267.0           11.7%     $   290.5      $   265.0              9.6%
     Impact of Securitizations                  (14.1)          (9.9)            --          (13.7)          (9.1)              --
                                            ---------      ---------                     ---------      ---------
     Reported                               $   284.1      $   257.1           10.5%     $   276.8      $   255.9              8.2%
                                            =========      =========                     =========      =========
NET YIELD ON INTEREST-EARNING ASSETS (b)
     Managed Basis                               3.08%          3.35%            --           3.22%          3.43% (a)          --
     Impact of Securitizations                   (.27)          (.20)            --           (.27)          (.19)              --
                                            ---------      ---------                     ---------      ---------
     Reported                                    2.81%          3.15%            --           2.95%          3.24% (a)          --
                                            =========      =========                     =========      =========

(a) Excludes $54 million of interest income related to tax audit settlements which was considered a nonrecurring item.

(b) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets. For net interest income on a taxable equivalent basis, and additional information on average balances and rates, see the Average Balance Sheets on pages 45 and 46.

The reported and managed net yields on average interest-earning assets decreased in the 1997 second quarter and first six months compared with the same 1996 periods. The declines in net yield are primarily due to a higher level of liquid assets, driven by the Corporation's trading businesses, and narrower spreads on interest-earning assets.

Average interest-earning assets retained on the balance sheet increased by 11% in the second quarter of 1997 and 8% in the first six months of 1997, when compared with the same 1996 periods, principally as a result of the increase in liquid interest-earning assets. Liquid interest-earning assets (in particular trading-related assets) increased in the 1997 second quarter and first six months by 30% and 23%, respectively, versus the same 1996 periods. Both average total loans and securities also increased slightly in both 1997 periods, but decreased as a percentage of total interest-earning assets. The growth in interest-earning assets in the 1997 second quarter and first six months was largely funded by an increase in Federal funds purchased and securities sold under repurchase agreements, which provide short-term funding for trading-related positions.

AVERAGE INTEREST-EARNING ASSETS
                                                    SECOND QUARTER
(in billions)                                1997                    1996
                                       -----------------      -----------------
Loans                                  $156.4         55%     $150.6         58%
Securities                               44.4         16        42.5         17
Liquid Assets                            83.3         29        64.0         25
                                       ------     ------      ------     ------
Total                                  $284.1        100%     $257.1        100%
                                       ======     ======      ======     ======

                                                   SIX MONTHS
                                        1997                       1996
                                 -------------------        -------------------
Loans                            $154.8           56%       $150.1           59%
Securities                         44.0           16          42.6           17
Liquid Assets                      78.0           28          63.2           24
                                 ------       ------        ------       ------
Total                            $276.8          100%       $255.9          100%
                                 ======       ======        ======       ======

Management anticipates that, given its current expectations for interest rate movements in 1997, the Corporation's managed net interest income in 1997 will be approximately 3% higher than in 1996 (excluding the impact of tax audit settlements in 1996).

PROVISION FOR CREDIT LOSSES

The Corporation's provision for credit losses, which has equaled net charge-offs, amounted to $189 million in the 1997 second quarter and $409 million for the first six months of 1997, compared with $250 million and $495 million, respectively, for the prior year's periods. The decreases in the provision were the result of lower commercial net charge-offs. Consumer net charge-offs on a retained basis remained relatively constant.

Management currently expects that the provision for credit losses for full-year 1997 (which is anticipated to continue to equal net charge-offs) will be equal to or lower than the full-year 1996 provision, primarily as a result of the continued strong performance in the commercial and industrial loan portfolio and the effects of expected credit card securitizations in the latter half of the year. For a discussion of the Corporation's net charge-offs, see the Credit Risk Management Section on pages 30-36.

NONINTEREST REVENUE

Noninterest revenue increased 11% for both the 1997 second quarter and six month periods across a broad spectrum of fee-based and market sensitive categories, when compared with each of the corresponding 1996 periods. The Corporation continues to generate overall fee growth by offering clients integrated financing and advisory solutions and new products and by generating new business. Noninterest revenue in the first half of 1997 included a $44 million gain on the sale of a partially-owned foreign investment and in 1996 included a $60 million loss on the sale of a building in Japan.

The following table presents the components of noninterest revenue for the periods indicated.

                                                       SECOND QUARTER             SIX MONTHS
(in millions)                                        1997         1996         1997         1996
                                                    ------       ------       ------       ------
Corporate Finance and Syndication Fees              $  274       $  258       $  442       $  482
Trust, Custody and Investment Management Fees          321          302          631          587
Credit Card Revenue                                    248          233          526          466
Service Charges on Deposit Accounts                     95          100          186          199
Fees for Other Financial Services                      392          381          775          759
                                                    ------       ------       ------       ------
Total Fees and Commissions                           1,330        1,274        2,560        2,493
Trading Revenue                                        491          397          913          752
Securities Gains                                        30           24          131           76
Revenue from Equity-Related Investments                179          219          343          442
Other Revenue                                          128           35          310           71
                                                    ------       ------       ------       ------
     Total                                          $2,158       $1,949       $4,257       $3,834
                                                    ======       ======       ======       ======

FEES AND COMMISSIONS

Corporate finance and syndication fees were a record $274 million in the 1997 second quarter, rebounding sharply from the first quarter 1997 level of $168 million and increasing by $16 million from the previous record level in the prior-year's second quarter. During the 1997 second quarter, investment banking deal flow increased across the full range of market and customer segments and revenues from securities underwriting grew as the volume of lead mandates increased in active high-yield and investment grade markets. While the 1997 first half reflects substantial growth in fees from securities underwriting and other new business initiatives, first half 1997 fees were lower than the 1996 first half as less activity in the leveraged lending market in the 1997 first quarter adversely impacted fee opportunities as well as 1996 results being favorably impacted by several significant transactions.

Trust, custody and investment management fees rose 6% to $321 million in the 1997 second quarter and rose 7% to $631 million in the 1997 first six months when compared with the same 1996 periods. These favorable results were largely the result of growth in assets under custody, new business initiatives, increased investment advisory activities, and appreciated market values resulting in a higher level of assets under management, including in the Corporation's proprietary Vista mutual funds.

                                                                 SECOND QUARTER          SIX MONTHS
(in millions)                                                   1997       1996       1997       1996
                                                                ----       ----       ----       ----
Product Diversification:
    Institutional (a)                                           $170       $148       $330       $283
    Personal (b)                                                 102        102        203        201
    Mutual Fund Fees (c)                                          24         23         47         42
    Other Trust Fees                                              25         29         51         61
                                                                ----       ----       ----       ----
      Total Trust, Custody and Investment Management Fees       $321       $302       $631       $587
                                                                ====       ====       ====       ====

(a) Represents fees for trustee, agency, registrar, securities lending, broker clearings, safekeeping and maintenance of securities.

(b) Represents fees for trustee, estate services, custody, advisory and investment management.

(c) Represents administrative, custody, trustee and other fees in connection with the Corporation's proprietary mutual funds.


Credit card revenue rose $15 million to $248 million in the 1997 second quarter and increased 13% for the first six months of 1997, as a result of growth in managed outstandings, including the new Wal-mart co-branded product. The increase in revenue for both 1997 periods was partially offset by a rise in net charge-offs on the securitized portfolio which reduces the excess servicing fees the Corporation receives from the securitizations. Average managed credit card receivables (credit card receivables on the balance sheet plus securitized credit card receivables) grew to $25.6 billion in the second quarter of 1997, when compared with $23.3 billion for the prior year's comparable period. For a further discussion of the credit card portfolio and related securitization activity, see pages 32-33 of this Form 10-Q.

The following table presents the components of fees for other financial services for the periods indicated.

                                                          SECOND QUARTER           SIX MONTHS
(in millions)                                             1997       1996       1997       1996
                                                          ----       ----       ----       ----
Fees for Other Financial Services:
   Commissions on Letters of Credit and Acceptances       $ 74       $ 74       $146       $155
   Fees in Lieu of Compensating Balances                    74         74        155        148
   Mortgage Servicing Fees                                  62         54        118        104
   Loan Commitment Fees                                     29         30         56         60
   Other Fees                                              153        149        300        292
                                                          ----       ----       ----       ----
     Total                                                $392       $381       $775       $759
                                                          ====       ====       ====       ====

The higher levels of mortgage servicing fees for both 1997 periods reflect an increase in mortgage servicing volume largely resulting from the acquisition of the Source One Mortgage Services Corporation's ("Source One") portfolio in February 1997.

TRADING REVENUE

The following table sets forth the components of trading revenue for the second quarter and first six months of 1997 and 1996.

                                           SECOND QUARTER           SIX MONTHS
(in millions)                             1997       1996        1997         1996
                                          ----       ----       ------       ------
Trading Revenue                           $491       $397       $  913       $  752
Net Interest Income Impact (a)             164        124          337          285
                                          ----       ----       ------       ------
Total Trading-Related Revenue             $655       $521       $1,250       $1,037
                                          ====       ====       ======       ======
Product Diversification:
     Interest Rate Contracts (b)          $217       $180       $  400       $  326
     Foreign Exchange Contracts (c)        175         93          344          233
     Debt Instruments and Other (d)        263        248          506          478
                                          ----       ----       ------       ------
Total Trading-Related Revenue             $655       $521       $1,250       $1,037
                                          ====       ====       ======       ======

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

Trading-related revenues for the 1997 second quarter were at a record level, up 26% from the 1996 second quarter, as a result of a very strong performance across the breadth of the Corporation's trading and sales platforms amid favorable market conditions. The Corporation benefited from active market making and client business in its traditional foreign exchange and interest rate activities, strong growth in specialty derivative products and continued high levels of securities trading and underwriting.

The increase in revenue from interest rate contracts was primarily due to higher volume as a result of volatility exhibited in the overseas markets, in particular, Europe. The rise in foreign exchange revenue represented strong earnings across a broad spectrum of currencies, as well as an increase in cross-currency trading activity in the European markets caused by uncertainty as to the integration of the European Monetary System. Debt instruments and other revenue remained at high levels, primarily as a result of strong performances in both emerging markets in Latin America and Eastern Europe and in the U.S. securities business.

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

OTHER NONINTEREST REVENUE

The following table presents securities gains, revenue from equity-related investments and the composition of other revenue for the periods indicated.

                                                                 SECOND QUARTER            SIX MONTHS
(in millions)                                                  1997        1996         1997        1996
                                                               -----       -----        -----       -----
Securities Gains                                               $  30       $  24        $ 131       $  76
Revenue from Equity-Related Investments                          179         219          343         442

Other Revenue:
    Residential Mortgage Origination/Sales Activities          $  30       $  (2)       $  61       $  26
    Gain on Sale of a Partially-Owned Foreign Investment          --          --           44          --
    Loss on Sale of a Building in Japan                           --          --           --         (60)
    Net Losses on Emerging Markets Securities Sales               --         (30)          --         (65)
    All Other Revenue                                             98          67          205         170
                                                               -----       -----        -----       -----
       Total Other Revenue                                     $ 128       $  35        $ 310       $  71
                                                               =====       =====        =====       =====

The securities gains resulted from sales from the available-for-sale portfolio, made in connection with the Corporation's asset/liability management activities. The higher gains in 1997 were primarily the result of sales of U.S. Government and agency securities in the 1997 second quarter and of securities overseas in the 1997 first quarter.

Revenue from equity-related investments, which includes income from venture capital activities and emerging markets investments, was $179 million in the 1997 second quarter, higher than the recent quarterly average (approximately $163 million per quarter for the previous eight quarters), but $40 million lower than the strong results reported in the 1996 second quarter. For the first six months of 1997, revenue from equity-related investments was $343 million, compared with $442 million for the 1996 first half. These decreases were largely the result of a number of large deals recorded in the 1996 first half. At June 30, 1997, the Corporation had equity-related investments with a carrying value of approximately $3.0 billion. The Corporation believes that equity-related investments will continue to make contributions to the Corporation's earnings although the timing of the recognition of gains from these activities is unpredictable and revenues from such activities could vary significantly from period to period.

Other revenue increased $93 million in the 1997 second quarter and $239 million for the first six months, when compared with the prior year's periods. The 1997 results included higher residential mortgage origination and sales revenue resulting from favorable secondary market conditions and higher gains on portfolio sales. In addition, the 1996 second quarter and six-month results included net losses on the disposition of available-for-sale emerging markets securities of $30 million and $65 million, respectively. The 1997 six-month results also included a $44 million gain on the sale of a non-strategic, partially-owned foreign investment, while the 1996 first half results included a $60 million loss on the sale of a building in Japan.

All other revenue also includes the Corporation's investment in CIT Group Holdings, Inc., which contributed revenue of $18 million in the second quarter and $32 million for the first six months of 1997, compared with $14 million and $25 million in the respective 1996 periods.


NONINTEREST EXPENSE

Noninterest expense, excluding restructuring costs, was $2,400 million in the 1997 second quarter, an increase of 4% from the prior year's quarter, and was $4,817 million for the first half of 1997, an increase of 2% from the same 1996 period. The 1997 results for both periods included investment spending on new product offerings and technology as well as higher incentive costs related to strong trading results. Partially offsetting these expenses were incremental merger savings of $185 million and $390 million, respectively, in the 1997 second quarter and first six months.

For the 1997 second quarter and first six months, growth in underlying operating noninterest expense (which excludes restructuring costs, foreclosed property expense, nonrecurring items and expenses associated with preferred stock dividends issued by a real estate investment trust ("REIT") subsidiary of the Corporation, before giving effect to the merger-related cost savings) was 11% and 9%, respectively. Management of the Corporation believes that underlying noninterest expense growth for the full year of 1997 will exceed 6% due to investment spending in targeted growth businesses.

                                                         SECOND QUARTER                   SIX MONTHS
(in millions)                                         1997           1996             1997          1996
                                                     -------        -------         -------        -------
Salaries                                             $ 1,110        $ 1,046         $ 2,234        $ 2,122
Employee Benefits                                        219            225             441            530
Occupancy Expense                                        193            207             380            428
Equipment Expense                                        193            181             383            365
Foreclosed Property Expense                               --             (8)              3            (17)
Other Expense                                            685            651           1,376          1,311
                                                     -------        -------         -------        -------
     Total Before Restructuring Charge                 2,400          2,302           4,817          4,739
Restructuring Charge and Expenses                         71             22             101          1,678
                                                     -------        -------         -------        -------
     Total                                           $ 2,471        $ 2,324         $ 4,918        $ 6,417
                                                     =======        =======         =======        =======
Efficiency Ratio (a)                                    58.0%          58.4%           57.8%          59.0%
Efficiency Ratio Excluding Securitizations (a)          54.4%          56.2%           54.4%          57.1%

(a) The computation of the efficiency ratio (noninterest expense as a percentage of the total of net interest income and noninterest revenue) excludes restructuring costs, foreclosed property expense, and nonrecurring items. Nonrecurring items in the first half of 1997 included the gain on a sale of a non-strategic, partially-owned foreign investment and costs due to the accelerated vesting of stock-based incentive awards. Nonrecurring items in the first six months of 1996 included aggregate tax benefits and refunds, loss on a sale of a building in Japan and costs incurred in combining the Corporation's foreign retirement plans.


SALARIES AND EMPLOYEE BENEFITS

The increase in salaries for the 1997 second quarter and first six months was primarily due to higher incentive costs as a result of strong trading results. Also contributing to the increase in salaries for the 1997 six month period was $50 million of costs incurred in the first quarter of 1997 for the accelerated vesting of stock-based incentive awards as a result of the improvement in the Corporation's stock price.

The following table presents the Corporation's full-time equivalent employees at the dates indicated.

                                                JUNE 30,     December 31,      June 30,
                                                    1997             1996          1996
                                                --------     ------------      --------
Domestic Offices                                57,984       57,592            58,136
Foreign Offices                                 10,148       10,193            10,692
                                                ------       ------            ------
     Total Full-Time Equivalent Employees       68,132       67,785            68,828
                                                ======       ======            ======

The slight increase in full-time equivalent employees since December 31, 1996 reflects planned growth in selected businesses.

Employee benefits in the 1997 second quarter and first six months decreased by $6 million and $89 million, respectively, from the comparable periods in 1996. Included in the results for the first six months of 1996 was a $40 million charge related to conforming retirement benefits provided to foreign employees. Contributing to the decline in employee benefits during 1997 were lower social security expenses associated with a lower volume of employee stock options being exercised during 1997, and to a lesser extent, a slight decline in staff levels from the prior year period, which reduced medical costs and other staff benefits.

OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense in the 1997 second quarter and first six months decreased by $14 million and $48 million, respectively, largely as a result of the consolidation of operations and branch facilities from merger integration efforts. The higher level of equipment expense was primarily the result of increased software expenses to enhance processing systems throughout the Corporation, and technology expenditures necessary to support targeted growth businesses.

RESTRUCTURING CHARGE AND EXPENSES

In connection with the merger of The Chase Manhattan Corporation ("Chase") and Chemical Banking Corporation ("Chemical"), $1.9 billion of one-time merger-related costs were identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. The remaining merger-related expenses originally estimated at $250 million, did not qualify for immediate recognition under an existing accounting pronouncement and were not included in the $1.65 billion charge. Merger-related expenses of $71 million were incurred in the second quarter 1997, resulting in cumulative to date merger-related expenses of $265 million.

The Corporation currently expects that merger-related expenses will rise by $100 million to $125 million from its previous estimate of $250 million. These additional costs primarily relate to technology and systems integration costs, most of which are expected to be incurred by year-end 1997.

At June 30, 1997, the reserve balance associated with the merger-related $1.65 billion restructuring charge was approximately $675 million, of which $187 million related to severance and other termination-related costs, $442 million related to the disposition of certain facilities, premises and equipment, and $46 million related to other merger costs, including costs to eliminate redundant back office and other operations.

OTHER EXPENSE

The following table presents the components of other expense for the periods indicated.

                                          SECOND QUARTER              SIX MONTHS
(in millions)                           1997         1996         1997         1996
                                       ------       ------       ------       ------
OTHER EXPENSE:
     Professional Services             $  136       $  141       $  269       $  270
     Marketing Expense                    107           73          210          163
     Telecommunications                    73           82          148          167
     Amortization of Intangibles           41           42           82           85
     Minority Interest                     20           11           39           20
     All Other                            308          302          628          606
                                       ------       ------       ------       ------
       Total                           $  685       $  651       $1,376       $1,311
                                       ======       ======       ======       ======

Other expense for the 1997 second quarter and first six months increased by $34 million and $65 million, respectively, when compared with the second quarter and first six months of 1996. The increase reflected expenses of $25 million and $48 million, for the respective periods, related to marketing and other costs for the co-branded Wal-Mart MasterCard and approximately $11 million per quarter of minority interest expense associated with the REIT, both of which commenced in the 1996 fourth quarter. Partially offsetting these increases were lower telecommunications expenses of $9 million and $19 million in the 1997 second quarter and first six months, respectively, due to the Corporation's sourcing and other expense-reduction initiatives.

INCOME TAXES

The Corporation recognized income tax expense of $555 million in the second quarter of 1997, compared with $524 million in the second quarter of 1996. For the first six months, the Corporation recorded income tax expense of $1,111 million in 1997, compared with $310 million in 1996. The 1996 amount includes tax benefits related to the restructuring charge as well as aggregate tax benefits and refunds of $132 million. The Corporation's effective tax rate was 37.5% for both the second quarter and first six months of 1997 and 38.0% (excluding the aforementioned tax benefits and refunds) for both comparable 1996 periods.

LINES OF BUSINESS RESULTS

The Corporation is managed utilizing an economic-based risk-adjusted management information system ("MIS"). The Corporation's businesses are organized into two major business franchises, Global Wholesale Banking and Regional and Nationwide Consumer Banking ("RNCB"). Within each of these franchises, key businesses are measured independently on a profit and loss and rate of return basis, as well as by other key performance measures. Highlights of key business performance measures follow, reflecting MIS results.

LINES OF BUSINESS RESULTS

                                    Global Wholesale                Regional and Nationwide
For Three Months Ended June 30,         Banking                         Consumer Banking                        Total (a)
                              ---------------------------         ---------------------------         ---------------------------
(in millions, except ratios)    1997              1996               1997              1996             1997               1996
                              ---------         ---------         ---------         ---------         ---------         ---------
Net Interest Income           $     853         $     809         $   1,544         $   1,474         $   1,982         $   2,005
Noninterest Revenue               1,478             1,340               638               543             2,158             1,949
Noninterest Expense               1,192             1,178             1,161             1,107             2,400             2,310
                              ---------         ---------         ---------         ---------         ---------         ---------
Operating Margin                  1,139               971             1,021               910             1,740             1,644
Credit Costs                         76                79               476               342               189               242
                              ---------         ---------         ---------         ---------         ---------         ---------
Income Before Taxes               1,063               892               545               568             1,551             1,402
Income Taxes                        378               340               215               222               582               532
                              ---------         ---------         ---------         ---------         ---------         ---------
Operating Net Income                685               552               330               346               969               870
Restructuring Costs                 (22)               (7)              (15)               (5)              (44)              (14)
                              ---------         ---------         ---------         ---------         ---------         ---------
Net Income                    $     663         $     545         $     315         $     341         $     925         $     856
                              =========         =========         =========         =========         =========         =========

Average Common Equity         $   9,465         $   9,619         $   6,570         $   6,455         $  18,227         $  17,252
Average Assets                $ 240,563         $ 219,432         $ 119,494         $ 112,141         $ 348,895         $ 317,579
Return on Common Equity            27.9%             21.8%             19.0%             20.3%             20.2%             19.0%
Efficiency Ratio                     51%               55%               53%               55%               58%               58%

                                    Global Wholesale                Regional and Nationwide
For Six Months Ended June 30,           Banking                         Consumer Banking                        Total (a)
                              ---------------------------         ---------------------------         ---------------------------
(in millions, except ratios)    1997              1996               1997             1996               1997              1996
                              ---------         ---------         ---------         ---------         ---------         ---------
Net Interest Income           $   1,755         $   1,721         $   3,085         $   2,922         $   4,033         $   4,101
Noninterest Revenue               2,887             2,632             1,251             1,121             4,257             3,894
Noninterest Expense               2,380             2,332             2,310             2,256             4,814             4,716
                              ---------         ---------         ---------         ---------         ---------         ---------
Operating Margin                  2,262             2,021             2,026             1,787             3,476             3,279
Credit Costs                        151               152               924               687               412               478
                              ---------         ---------         ---------         ---------         ---------         ---------
Income Before Taxes               2,111             1,869             1,102             1,100             3,064             2,801
Income Taxes                        772               703               434               430             1,149             1,064
                              ---------         ---------         ---------         ---------         ---------         ---------
Operating Net Income              1,339             1,166               668               670             1,915             1,737
Restructuring Costs                 (33)               (7)              (19)               (5)              (63)           (1,040)
Nonrecurring Items (b)               --                --                --                --                --                70
                              ---------         ---------         ---------         ---------         ---------         ---------
Net Income                    $   1,306         $   1,159         $     649         $     665         $   1,852         $     767
                              =========         =========         =========         =========         =========         =========
Average Common Equity         $   9,454         $   9,683         $   6,575         $   6,415         $  18,359         $  17,720
Average Assets                $ 236,658         $ 214,926         $ 118,791         $ 111,179         $ 344,108         $ 315,252
Return on Common Equity            27.4%             23.0%             19.3%             19.8%             19.9%             18.5%
Efficiency Ratio                     51%               54%               53%               56%               58%               59%

(a) Total column includes Corporate results. See description of Corporate on page 30.

(b) Nonrecurring items for 1996 include the loss on the sale of a building in Japan, costs incurred in combining the Corporation's foreign retirement plans and aggregate tax benefits and refunds.

GLOBAL WHOLESALE BANKING

Global Wholesale Banking provides financing, advisory, sales and trading, trade finance, asset management, private banking and operating services to clients worldwide, including corporations, institutions, governments and wealthy individuals. Through these businesses, the Corporation is driving towards a new model for the delivery of global financial services, integrating product expertise, industry knowledge and geographic reach to effect superior customer solutions. Global Wholesale Banking operates in more than 50 countries, including major operations in all key international financial centers. Terminal Businesses, representing discontinued portfolios (primarily the remaining refinancing country debt and commercial real estate problem asset and nonperforming portfolios), are also included in Global Wholesale Banking.

Global Wholesale Banking's operating net income for the second quarter of 1997 was $685 million, an increase of $133 million over the 1996 second quarter. Operating return on equity in the second quarter of 1997 was 27.9%, compared with 21.8% in 1996. Global Wholesale Banking's operating net income of $1,339 million and operating return on equity of 27.4% for the first six months of 1997 increased from last year's results of $1,166 million and 23.0%, respectively. These favorable results were due primarily to significant revenue growth throughout the Corporation's global markets businesses reflecting higher trading-related revenue due to increases in foreign exchange and interest rate activities, strong growth in specialty derivative products and continued high levels of securities trading and underwriting.

The following table sets forth certain key financial performance measures of the businesses within Global Wholesale Banking for the periods indicated.

                                                  1997                                                      1996
                                     ------------------------------------------------  ---------------------------------------------
Three Months Ended June 30,                       NET                     EFFICIENCY                 Net                  Efficiency
(in millions, except ratios)         REVENUES    INCOME        ROCE         RATIO       Revenues    Income        ROCE       Ratio
Global Wholesale Banking:
     Global Investment Banking
       and Corporate Lending         $ 560       $ 180         20.2%          36%       $ 556       $ 172         19.1%          38%
     Global Markets                    840         296         55.0           47          683         204         35.1           54
     Chase Capital Partners            178          99         34.4           12          212         122         44.8            8
     Global Asset Management
       and Private Banking             178          33         26.9           69          169          32         25.7           66
     Global Services                   522          80         28.7           75          483          62         22.3           79
     Terminal Businesses                24          (2)          NM           NM           18         (12)          NM           NM

                                                      1997                                            1996
                                   ---------------------------------------------  ---------------------------------------------
Six Months Ended June 30,                      NET                    EFFICIENCY              Net                    Efficiency
(in millions, except ratios)       REVENUES   INCOME        ROCE        RATIO     Revenues   Income        ROCE         Ratio

Global Wholesale Banking:
     Global Investment Banking
       and Corporate Lending       $1,040     $  315        17.6%         39%     $1,099     $  352        19.6%         36%
     Global Markets                 1,721        610        56.5          45       1,307        380        31.8          56
     Chase Capital Partners           314        170        29.8          14         460        268        50.7           7
     Global Asset Management
       and Private Banking            355         66        26.7          69         336         60        24.1          67
     Global Services                1,035        156        28.3          76         963        125        22.5          79
     Terminal Businesses               25        (20)         NM          NM          29        (21)         NM          NM

NM - Not meaningful.

GLOBAL INVESTMENT BANKING AND CORPORATE LENDING

Global Investment Banking and Corporate Lending finances and advises corporations, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. The product offerings encompass syndicated finance, high-yield securities, mergers and acquisitions, project finance, restructurings, private placements, lease financing, and lending. The Corporation continued to maintain its lead position in loan syndication and in leveraged finance. Net income for the second quarter of 1997 was $180 million, an increase of $8 million from the second quarter of 1996. The increase reflected higher corporate finance and loan syndication fees, as investment banking deal flow increased across the full range of market and customer segments. Contributing to fee growth was a substantial increase in revenue from securities underwriting as the volume of lead mandates and market share increased in an active high yield market. For the first six months of 1997, net income of $315 million decreased $37 million compared with the same period in 1996 due to a decline in net interest income and from less activity in the leveraged loan market in the first quarter of 1997 adversely impacting fee opportunities. In addition, while the 1997 first half reflects substantial growth in fees from new business initiatives, the 1996 results were favorably impacted by several significant transactions.

GLOBAL MARKETS

Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities, including related origination functions. A leader in capital markets, the Corporation operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets, in both developed and developing countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. The strong growth in trading-related revenue contributed to the favorable 1997 results. For the second quarter of 1997, net income was $296 million with a return on common equity of 55%, compared with the 1996 second quarter results of $204 million and 35%, respectively. For the first six months of 1997, net income was $610 million with a return on common equity of 57%, representing a substantial increase from the 1996 first six months results of $380 million and 32%, respectively. Trading-related revenue of $655 million for the 1997 second quarter reflected record trading results and an increase of 27% from last year's second quarter results. These results were driven by a very strong performance across the breadth of the Corporation's trading and sales platforms amid favorable market conditions. For the first six months of 1997, trading-related revenue was $1,235 million, an increase of 24% from last year's results, reflecting higher foreign exchange, derivatives, and securities results worldwide. Also included within Global Markets are the domestic and international treasury units which have the primary responsibility of managing the Corporation's asset/liability and investment securities activities. ALM activities in the treasury units are managed on a total return basis with one of the major objectives being the creation of economic value over time. The gross total return from ALM activities for the second quarter of 1997 is $222 million and for the first six months of 1997 is $423 million.

CHASE CAPITAL PARTNERS

Chase Capital Partners ("CCP") is a global private equity organization with approximately $4.3 billion under management, including $3.0 billion in equity-related investments. Through professionals focused on investing in the United States, Europe, Asia and Latin America, CCP provides equity and mezzanine financing for a wide variety of investment opportunities. During the first six months of 1997, CCP's direct investments totaled $270 million in 34 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions. Net income for the second quarter of 1997 was $99 million, a 19% decrease from the 1996 second quarter. For the first six months of 1997, net income was $170 million, a $98 million decrease from last year's six month results. These results were primarily due to a decline in equity investment gains, reflecting a lower number of large transactions in 1997 when compared with the same periods in 1996.

GLOBAL ASSET MANAGEMENT AND PRIVATE BANKING

The Global Asset Management and Private Banking group serves a global client base of wealthy individuals and institutional, mutual fund and self-directed investors. Services include a full range of private banking capabilities, including trust and estates, custody, investment management for individuals and institutional investors globally and Vista Mutual Funds (at June 30, 1997, the fourth largest bank-managed mutual fund family in the U.S.). The Corporation's total assets under management amounted to $138 billion at June 30, 1997. Net income of $33 million in the 1997 second quarter was flat compared with the same 1996 period. For the first six months of 1997, net income grew 10% to $66 million, with a return on common equity of 27%, as a result of higher assets under management and increased investment advisory activities. The second quarter and first six months of 1996 included a $23 million pre-tax gain on the sale of deposits.

GLOBAL SERVICES

Global Services is a leading provider of information and transaction services globally. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $4.0 trillion in assets at June 30, 1997 and serviced over $1.5 trillion in outstanding debt. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Net income in the second quarter of 1997 was $80 million, an increase of $18 million or 29% from the 1996 second quarter. For the first six months of 1997, net income increased 25% from last year's results to $156 million. Return on common equity for the 1997 second quarter was 29% and for the first six months of 1997, it was 28%; excluding the impact of goodwill, the return on tangible common equity was 39% and 38%, respectively. These favorable results are due to strong revenue growth reflecting an increase in assets under custody and new business initiatives, as well as continued productivity gains.

REGIONAL AND NATIONWIDE CONSUMER BANKING (RNCB)

The Regional and Nationwide Consumer Banking franchise, as of June 30, 1997, included the fourth-largest bank credit card issuer in the U.S., the third-largest originator and second-largest servicer of residential mortgages, and a leading provider of auto financing and other consumer lending products. The Corporation maintains a leading market share position in the New York metropolitan tri-state area in serving the financial needs of consumers, middle market commercial enterprises and small businesses. It offers customers convenient access to financial services by telephone, PC, and the Internet, and has the most branches and ATMs in the New York metropolitan tri-state area. Additionally, included in RNCB is Texas Commerce Bank, which is the second-largest bank in Texas and a leader in providing financial products and services to businesses and individuals throughout Texas. RNCB also includes a small international consumer presence which is highly profitable.

RNCB's operating net income for the second quarter of 1997 was $330 million, a $16 million decrease from the 1996 second quarter. For the first six months of 1997, RNCB's operating net income of $668 million was essentially flat when compared with last year's results. Higher revenues resulting from increased loan volume in credit cards and mortgage banking, and the benefit of merger-related savings, were offset by higher credit provisions for credit cards and auto loans, and expenses related to marketing initiatives and the development of new product offerings.

The following table sets forth certain key financial performance measures of the businesses within RNCB for the periods indicated.

                                                      1997                                         1996
                                  ---------------------------------------------  --------------------------------------------
Three Months Ended June 30,                      NET                 EFFICIENCY              Net                   Efficiency
(in millions, except ratios)      REVENUES (a)  INCOME     ROCE        RATIO     Revenues   Income       ROCE        Ratio
Regional and Nationwide
  Consumer Banking:
     Credit Cards                    $720       $ 39        9.9%         38%       $640       $ 81       21.8%         37%
     Retail Payments and
      Investments                     526         80       29.7          73         508         81       30.3          72
     Middle Market                    214         56       21.0          47         199         44       16.0          54
     Mortgage Banking                 186         47       15.1 (b)      54         159         27        8.2          67
     National Consumer Finance        162         29       25.3          39         153         37       32.1          43
     International Consumer            64         14       72.5          62          63         15       76.2          59
     Texas Commerce                   325         72       19.2          61         302         65       18.2          64

                                                       1997                                              1996
                                  -------------------------------------------------  -----------------------------------------------
Six Months Ended June 30,                         NET                    EFFICIENCY                Net                    Efficiency
(in millions, except ratios)      REVENUES (a)  INCOME       ROCE          RATIO     Revenues     Income       ROCE          Ratio
Regional and Nationwide
  Consumer Banking:
     Credit Cards                   $1,450      $   94        12.3%          39%      $1,275      $  153        20.6%          38%
     Retail Payments and
      Investments                    1,028         157        28.9           73        1,005         142        26.8           75
     Middle Market                     423         111        21.1           47          416          97        18.0           52
     Mortgage Banking                  373          93        14.9 (b)       55          324          49         7.4           70
     National Consumer Finance         317          56        24.1           41          303          70        31.2           42
     International Consumer            129          29        76.6           60          124          29        76.5           59
     Texas Commerce                    645         138        18.5           62          611         133        18.8           63

(a) Insurance products are managed within Retail Payments and Investments but are included for reporting purposes in Credit Cards, Mortgage Banking, and National Consumer Finance, and generated revenues for the second quarter of $25 million and $16 million in 1997 and 1996, respectively, and for the first six months of $49 million and $35 million in 1997 and 1996, respectively.

(b) Excluding the impact of goodwill, the return on tangible common equity was 22% for both the second quarter and the first six months of 1997.

CREDIT CARDS

Chase Cardmember Services ranks as the fourth-largest bank-card issuer in the United States as of June 30, 1997, with a $26 billion managed portfolio, inclusive of the co-branded Shell MasterCard (which now totals $4.7 billion in outstandings). For the second quarter of 1997, net income (reflected on a managed basis) was $39 million, a $42 million decrease from the 1996 second quarter. For the first six months of 1997, net income on a managed basis was $94 million, a $59 million decrease from the same period in 1996. Earnings for the first six months of 1997 were driven by a 14% revenue increase generated from growth in average managed receivables and the effects of higher fees and risk-based pricing initiatives. These revenues were more than offset by higher credit card charge-offs and expenses related to the launch of the Wal-Mart co-branded credit card.

RETAIL PAYMENTS & INVESTMENTS

At June 30, 1997, Retail Payments and Investments has the leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. In addition to its tri-state businesses, Retail Payments and Investments includes discount brokerage services and insurance and investment products nationwide. Retail Payments and Investments allows customers to choose the way they handle their financial relationships, offering telephone, PC and Internet banking in addition to branches and ATMs. Net income in the second quarter of 1997 of $80 million was flat, compared with the 1996 second quarter. For the first six months of 1997, net income was $157 million, an increase of $15 million from the first six months of 1996. The improvement in net income is due primarily to lower noninterest expense, reflecting staff reductions and branch consolidations, coupled with the impact of higher deposit volumes.

MIDDLE MARKET

The Corporation is the premier provider of financial services to middle-market companies regionally, with a national focus in selected industries (companies with sales ranging from $10 to $500 million). Also, it is the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle-market companies and is the lead bank for 25% of such companies. Net income for the 1997 second quarter was $56 million, a $12 million increase when compared with the 1996 second quarter. For the first six months of 1997, net income was $111 million, a 14% increase from last year's six month results. These favorable results are due to higher deposit volume and staff reductions.

MORTGAGE BANKING

At June 30, 1997, Mortgage Banking is the third-largest originator and second-largest servicer of residential mortgage loans in the U.S., serving more than 1.8 million customers nationwide. In 1997, the Corporation completed the acquisition of Source One's $17 billion portfolio of mortgage servicing rights. In the first six months of 1997, the Corporation originated $15 billion in loans and at June 30, 1997, the Corporation's servicing portfolio totaled $163 billion. Net income in the second quarter of 1997 was $47 million, a $20 million increase from the 1996 second quarter. For the first six months of 1997, net income was $93 million, a $44 million increase from last year's six month results. For both the 1997 second quarter and the first six months, return on common equity was 15%; however, excluding the impact of goodwill, the return on tangible common equity was 22% for both periods. The 1997 six month results were favorably affected by a 15% increase in revenue reflecting a higher level of servicing assets, an increase in net interest income due to loan volume growth, and a 9% decrease in expenses due to merger saves and productivity gains resulting from the reengineering of the mortgage origination business.

NATIONAL CONSUMER FINANCE

National Consumer Finance is a leading provider of auto financing, home equity-secured lending, student lending, unsecured consumer lending (Chase Advantage Credit) and manufactured housing financing. At June 30, 1997, Chase Auto Finance had approximately $11 billion in outstandings with $4.5 billion in new originations for the first six months of 1997. Net income in the second quarter of 1997 was $29 million, an $8 million decrease from the 1996 second quarter. For the first six months of 1997, net income was $56 million, a $14 million decrease from last year's six month results. The results for both periods in 1997 include revenue growth due to an increase in loan volume, which was offset by a higher credit provision. The growth in revenue for the first six months of 1997, when compared to the same 1996 period, was partially offset by the impact of a joint venture formed with Sallie Mae in the 1996 fourth quarter, which is accounted for on the equity basis. Excluding the effects of this joint venture, revenue grew by 14%.

INTERNATIONAL CONSUMER

International Consumer provides loan, deposit, investment and insurance products for individuals in Hong Kong. Also included is The Manhattan Card Company Limited (the Corporation's 54% owned subsidiary) which is the third-largest credit card issuer in Hong Kong. Additionally, the Corporation has a leading full-service banking presence in Panama and the Eastern Caribbean, providing deposit, investment and asset products for individuals, small businesses, large corporations and government entities. Net income for the second quarter of 1997 was $14 million and, for the first six months of 1997, was $29 million, which was essentially unchanged when compared with the same 1996 periods. The 1997 six month results were driven by a 4% growth in revenue reflecting higher loan volumes, which were offset by higher expenses, primarily due to investment spending, and higher credit costs.

TEXAS COMMERCE

Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. Texas Commerce also maintains a strong consumer banking presence through its 123 locations. Additionally, Texas Commerce is the largest bank for personal and corporate trust services in the Southwest. As of June 30, 1997, Texas Commerce had $23 billion in total assets. Net income for the second quarter of 1997 was $72 million, a $7 million increase when compared with the 1996 second quarter. For the first six months of 1997, net income was $138 million, a $5 million increase from last year's six month results. Return on common equity for both the 1997 second quarter and the first six months of 1997 was 19%; excluding the impact of goodwill, the return on tangible common equity was 25% and 24%, respectively. Texas Commerce continues to contribute solid revenue growth reflecting an increase in corporate finance fees and higher loan and deposit volumes, partially offset by higher expenses.

CORPORATE

Corporate includes the management results attributed to the Corporation's investment in CIT and some effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. The securitized portion of the credit card portfolio is included in Corporate. Corporate also includes one-time unallocated special items such as merger-related restructuring charges and expenses as well as tax refunds. For the second quarter of 1997, Corporate had an operating net loss of $46 million, compared with a $28 million operating net loss in the 1996 second quarter. For the first six months, Corporate had an operating net loss of $92 million in 1997, compared with a $99 million operating net loss in 1996. The economic risk-based methodology for capital is allocated on a business unit level basis for credit, market and operating risk, with the unallocated portion included in Corporate. In 1997, Corporate had unallocated equity of $2,192 million in the second quarter and $2,330 million in the first six months, compared with $1,178 million in the 1996 second quarter and $1,622 million in the first six months of 1996, reflecting the continued improvement of the overall risk profile of the Corporation and the generation of retained earnings.

Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. The current presentation of the lines-of-business results have been restated to reflect a single, uniform post-merger set of management accounting policies.

Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for credit losses, utilizing a risk-based methodology. Also, incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of the Corporation are fully allocated to the business units except for special corporate one-time charges. The provision for credit losses is allocated to the wholesale bank and commercial businesses based on a consistently applied credit risk methodology and a risk-grading system appropriate for a business unit's portfolio. For the retail consumer businesses, provision for credit losses are assigned utilizing a net charge-off methodology. Long-term expected tax rates are assigned in evaluating the Corporation's businesses.

CREDIT RISK MANAGEMENT

The following discussion of the Corporation's credit risk management focuses primarily on developments since December 31, 1996 and should be read in conjunction with pages 48-54 of the Corporation's 1996 Annual Report. A description of the Corporation's accounting policies for its nonperforming loans and assets acquired as loan satisfactions is provided in Note One of the Corporation's 1996 Annual Report.

LOAN PORTFOLIO

The Corporation's loans outstanding totaled $160.0 billion at June 30, 1997, compared with $155.1 billion at the 1996 year-end. The increase reflects increased demand for consumer and commercial loans and was partially offset by the impact of credit card, auto loan and residential and commercial mortgage securitizations.

The Corporation's nonperforming assets at June 30, 1997 were $1,106 million, a decrease of $45 million from the 1996 year-end level. The reduction in nonperforming assets reflects the ongoing improvement in the Corporation's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and continuing loan workout and collection activities.

Total net charge-offs were $189 million in the second quarter of 1997, compared with $250 million for the comparable period in 1996. For the first six months, net charge-offs were $409 million, compared with $495 million in 1996. The 1996 first six month's amount excludes a charge of $102 million related to conforming the credit card charge-off policies of Chase and Chemical. Total net charge-offs (on a managed basis, which excludes the impact of credit card securitizations) were $451 million in the 1997 second quarter, compared with $384 million in the second quarter of 1996. For the first six months, total net charge-offs (on a managed basis) were $879 million in 1997, compared with $735 million in 1996 (excluding the aforementioned charge of $102 million).

The following table presents the Corporation's loan-related information for the dates indicated.

                                                                                                   PAST DUE 90 DAYS AND OVER
                                                     LOANS               NONPERFORMING ASSETS          & STILL ACCRUING
                                            ----------------------      ----------------------      ----------------------
                                            JUNE 30,      Dec 31,       JUNE 30,      Dec 31,       JUNE 30,      Dec 31,
(in millions)                                   1997         1996           1997         1996          1997          1996
                                            --------      --------      --------      --------      --------      --------
DOMESTIC CONSUMER:
Residential Mortgage(a)                     $ 37,425      $ 36,621      $    292      $    249      $      2      $      7
Credit Card                                   12,597        12,157            --            --           209           267
Auto Financings                               11,618        11,121            27            28            12             6
Other Consumer(b)                              9,268         9,185             5             7           117           115
                                            --------      --------      --------      --------      --------      --------
  Total Domestic Consumer                     70,908        69,084           324           284           340           395
                                            --------      --------      --------      --------      --------      --------
DOMESTIC COMMERCIAL:
Commercial and Industrial                     36,578        34,742           344           444            29            19
Commercial Real Estate(c)                      5,679         5,934           176           156             2             8
Financial Institutions                         5,555         5,540             1             2            --            --
                                            --------      --------      --------      --------      --------      --------
  Total Domestic Commercial                   47,812        46,216           521           602            31            27
                                            --------      --------      --------      --------      --------      --------
  Total Domestic                             118,720       115,300           845           886           371           422
                                            --------      --------      --------      --------      --------      --------
FOREIGN:
Commercial and Industrial                     26,318        23,109            75            79            --             6
Commercial Real Estate                           363           800            --             1            --            --
Financial Institutions & Foreign Gov't        11,074        12,597            30            38            --            --
Consumer                                       3,482         3,286            19            17            13             6
                                            --------      --------      --------      --------      --------      --------
  Total Foreign                               41,237        39,792           124           135            13            12
                                            --------      --------      --------      --------      --------      --------
TOTAL LOANS                                 $159,957      $155,092           969         1,021      $    384      $    434
                                            ========      ========      --------      --------      ========      ========
Assets Acquired as Loan Satisfactions                                        137           130
                                                                        --------      --------
TOTAL NONPERFORMING ASSETS                                              $  1,106      $  1,151
                                                                        ========      ========

                                                        NET CHARGE-OFFS
                                            -----------------------------------------
                                                                    SIX MONTHS ENDED
                                             SECOND QUARTER             JUNE 30,
(in millions)                               1997        1996        1997        1996
                                            -----       -----       -----       -----
DOMESTIC CONSUMER:
Residential Mortgage(a)                     $   6       $   7       $  13       $  15
Credit Card                                   121         145         271         310
Auto Financings                                15           7          27          15
Other Consumer(b)                              48          33          88          62
                                            -----       -----       -----       -----
  Total Domestic Consumer                     190         192         399         402
                                            -----       -----       -----       -----
DOMESTIC COMMERCIAL:
Commercial and Industrial                       4          46          18          94
Commercial Real Estate(c)                      (6)         30         (10)         26
Financial Institutions                         --          --          --          --
                                            -----       -----       -----       -----
  Total Domestic Commercial                    (2)         76           8         120
                                            -----       -----       -----       -----
  Total Domestic                              188         268         407         522
                                            -----       -----       -----       -----
FOREIGN:
Commercial and Industrial                      (1)        (11)         (3)        (20)
Commercial Real Estate                         --          (2)         --          (2)
Financial Institutions & Foreign Gov't         (1)         (6)         (1)         (8)
Consumer                                        3           1           6           3
                                            -----       -----       -----       -----
  Total Foreign                                 1         (18)          2         (27)
                                            -----       -----       -----       -----
TOTAL LOANS                                   189         250         409         495
                                            -----       -----       -----       -----
Charge Related to Conforming
  Credit Card Charge-off Policies              --          --          --         102
                                            -----       -----       -----       -----
TOTAL                                       $ 189       $ 250       $ 409       $ 597
                                            =====       =====       =====       =====

(a)      Consists of 1-4 family residential mortgages.

(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $43 million and $54 million at June 30, 1997 and December 31, 1996, respectively.

(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

DOMESTIC CONSUMER PORTFOLIO

Residential Mortgage Loans: Residential mortgage loans were $37.4 billion at June 30, 1997, compared with $36.6 billion at December 31, 1996, primarily reflecting a higher level of adjustable-rate loan outstandings.

At June 30, 1997, nonperforming domestic residential mortgage loans as a percentage of the portfolio was 0.78%, compared with 0.68% at the 1996 year-end. The $43 million increase from December 31, 1996 reflects a higher level of delinquencies and foreclosure activity. For the first six months of 1997, the percentage of domestic residential mortgage net charge-offs to average loan outstandings was 0.07%, down from 0.09% for the same 1996 period.

The following table presents the residential mortgage servicing portfolio activity for the periods indicated. A discussion of the Corporation's mortgage servicing and loan origination activities is included on pages 49-50 of the Corporation's 1996 Annual Report.

                                       SECOND QUARTER              SIX MONTHS
                                    -------------------       -------------------
(in millions)                        1997         1996         1997         1996
                                    ------       ------       ------       ------
Balance at Beginning of Period      $160.3       $133.1       $140.7       $132.1
  Originations                         8.1          8.1         15.2         15.6
  Acquisitions                          --           --         16.8 (a)      1.1
  Repayments and Sales                (5.5)        (7.9)        (9.8)       (15.5)
                                    ------       ------       ------       ------
Balance at June 30,                 $162.9       $133.3       $162.9       $133.3
                                    ======       ======       ======       ======

(a)      Represents acquisition of Source One servicing portfolio in February
         1997.

Mortgage servicing rights (included in other assets) amounted to $1,767 million at June 30, 1997, compared with $1,404 million at December 31, 1996, reflecting the corresponding increase in the Corporation's residential mortgage servicing portfolio due to the acquisition of Source One servicing portfolio in February 1997. The Corporation continually evaluates prepayment exposure of the servicing portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments, and utilizes derivative contracts (interest rate swaps and purchased option contracts) to reduce its exposure to such prepayment risks. At June 30, 1997, the carrying value of these derivative contracts was $125 million, and gross unrecognized gains and losses were $40 million and $78 million, respectively, resulting in an estimated positive fair value of $87 million. The net unrecognized losses do not include the favorable impact from the mortgage servicing rights being hedged by these derivative contracts.

Credit Card Loans: The Corporation analyzes its credit card portfolio on a "managed basis", which includes credit card receivables on the balance sheet as well as credit card receivables which have been securitized. During the 1997 second quarter, the Corporation did not securitize any credit card receivables, compared with the securitization of $2.9 billion in the 1996 second quarter. During the first six months of 1997, the Corporation securitized $1.4 billion of credit card receivables, compared with $5.8 billion in the same 1996 period. For the second quarter of 1997, average managed receivables were $25.6 billion, compared with $23.3 billion in the 1996 second quarter, reflecting the continued growth in credit card outstandings.

The following table presents credit-related information for the Corporation's managed credit card receivables.

                                                              AS OF OR FOR THE            AS OF OR FOR THE
                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
(in millions)                                               1997          1996          1997           1996
                                                           -------       -------       -------       -------
Average Managed Credit Card Receivables                    $25,567       $23,348       $25,443       $23,296
Past Due 90 Days & Over and Accruing                       $   520       $   461       $   520       $   461
   As a Percentage of Average Credit Card Receivables         2.03%         1.97%         2.04%         1.98%
Net Charge-offs (a)                                        $   383       $   279       $   741       $   549
   As a Percentage of Average Credit Card Receivables         5.99%         4.78%         5.83%         4.71%

(a) Excludes charge related to conforming the credit card charge-off policies of Chase and Chemical.

The increase in net charge-offs on managed credit card receivables for both the three month and six month periods ending June 30, 1997, when compared with the same 1996 periods, reflects growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies. Management currently expects that credit card net charge-offs have peaked in the second quarter of 1997 and will decline in the third and fourth quarters. Additionally, management expects that the Corporation's credit card net charge-offs, as a percentage of average managed credit card receivables, will be approximately 5.6% to 5.7% for the full year 1997.

Credit Card Securitizations: For a discussion of the Corporation's credit card securitizations, see page 51 of the Corporation's 1996 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items for the periods indicated.

Favorable (Unfavorable) Impact                        SECOND QUARTER            SIX MONTHS
                                                     -----------------       -----------------
(in millions)                                        1997        1996        1997        1996
                                                     -----       -----       -----       -----
Net Interest Income                                  $(296)      $(208)      $(594)      $(395)
Provision for Credit Losses                            267         156         481         261
Credit Card Revenue                                     26          47          94         122
Other Revenue                                           --           8          (2)         11
                                                     -----       -----       -----       -----
Pre-tax Income (Loss) Impact of Securitizations      $  (3)      $   3       $ (21)      $  (1)
                                                     =====       =====       =====       =====

Auto Financings: The auto financings portfolio, which consists of auto loans and leases, was $11.6 billion at June 30, 1997 and $11.1 billion at December 31, 1996. The increase reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $5.0 billion in the first half of 1997, compared with $6.4 billion in the same 1996 period. The Corporation securitized approximately $2.1 billion of auto loans during the first six months of 1997, compared with $1.5 billion during the first six months of 1996. Net charge-offs related to auto financings were $15 million in the 1997 second quarter, compared with $7 million in the same period in 1996. For the first six months, net charge-offs of auto financings were $27 million in 1997, compared with $15 million in 1996. The increased level of net charge-offs related to auto financings in both 1997 periods primarily reflects growth in the portfolio and unfavorable performance in a discontinued product line.

Other Consumer Loans: Other consumer loans, which includes secured installment loans (primarily loans related to recreational vehicles and manufactured housing financing), student loans and unsecured revolving lines of credit, were $9.3 billion at June 30, 1997, compared with $9.2 billion at December 31, 1996. The increase in net charge-offs for the 1997 second quarter and first six months reflects higher personal bankruptcies related to unsecured revolving lines of credit when compared with the same periods in 1996.

DOMESTIC COMMERCIAL PORTFOLIO

Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $36.6 billion at June 30, 1997, an increase from $34.7 billion at December 31, 1996. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry.

Nonperforming domestic commercial and industrial loans were $344 million at June 30, 1997, compared with $444 million at December 31, 1996. In the second quarter and first six months of 1997, the Corporation had net charge-offs of $4 million and $18 million, respectively, compared with $46 million and $94 million in the same 1996 periods.

Management expects commercial and industrial loan net charge-offs for full-year 1997 to be equal to or lower than the 1996 full-year level, primarily as a result of the continued strong performance in the commercial and industrial loan portfolio.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $5.7 billion at June 30, 1997, slightly lower when compared with $5.9 billion at December 31, 1996. The decrease reflects sales primarily in the terminal commercial real estate portfolio during the second quarter of 1997.

The table below sets forth the major components of the domestic commercial real estate loan portfolio at the dates indicated.

                                                            JUNE 30,      December 31,
   (in millions)                                                1997              1996
                                                            --------      ------------
Commercial Mortgages                                        $4,746        $5,040
Construction                                                   933           894
                                                            ------        ------
Total Domestic Commercial Real Estate Loans                 $5,679        $5,934
                                                            ======        ======

Nonperforming domestic commercial real estate loans were $176 million at June 30, 1997, a $20 million increase from the December 31, 1996 level.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $5.6 billion, or 3% of total loans outstanding, at June 30, 1997, essentially consistent with $5.5 billion at December 31, 1996. The portfolio continued to maintain its strong credit quality during the first half of 1997, with no net charge-offs.

FOREIGN PORTFOLIO

Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to foreign governments and official institutions, and consumer loans. At June 30, 1997, the Corporation's total foreign loans were $41.2 billion, compared with $39.8 billion at December 31, 1996. The portfolio included foreign commercial and industrial loans of $26.3 billion at June 30, 1997, an increase of $3.2 billion from the 1996 year-end.

Foreign nonperforming loans at June 30, 1997 were $124 million, a decrease of $11 million from December 31, 1996. Net charge-offs of foreign loans were $1 million in the 1997 second quarter, compared with net recoveries of $18 million in the 1996 second quarter. For the first six months, net charge-offs were $2 million in 1997, compared with net recoveries of $27 million in 1996.

INDUSTRY DIVERSIFICATION

Based upon the industry classifications utilized by the Corporation at June 30, 1997, there were no industry segments which exceeded 5% of total Commercial and Industrial loans outstanding.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

In the normal course of its business, the Corporation utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. For a discussion of the derivative and foreign exchange financial instruments utilized in connection with the Corporation's trading activities and asset/liability management activities, including the notional amounts and credit exposure outstandings as well as the credit and market risks involved, see Notes 3 and 10 of this Form 10-Q and pages 52-58 and Notes One and Seventeen of the Corporation's 1996 Annual Report.

Many of the Corporation's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 1997 and December 31, 1996. Percentages are based upon remaining contract life of mark-to-market exposure amounts.

                                       AT JUNE 30, 1997                                        At December 31, 1996
                    -----------------------------------------------------     -----------------------------------------------------
                      INTEREST      FOREIGN          EQUITY,                   Interest      Foreign        Equity,
                        RATE       EXCHANGE       COMMODITY AND                  Rate       Exchange     Commodity and
                      CONTRACTS    CONTRACTS     OTHER CONTRACTS    TOTAL      Contracts    Contracts   Other Contracts      Total
                    -------------  ------------  -----------------  -----     -----------  -----------  ------------------  -------

Less than 3 months           14%           52%           12%           30%           15%           59%           26%           31%
3 to 6 months                 6            25            12            14             5            21             5            11
6 to 12 months                6            18            27            11             8            15            28            10
1 to 5 years                 52             5            48            32            52             5            40            35
Over 5 years                 22            --             1            13            20            --             1            13
                            ---           ---           ---           ---           ---           ---           ---           ---
Total                       100%          100%          100%          100%          100%          100%          100%          100%
                            ===           ===           ===           ===           ===           ===           ===           ===

The Corporation routinely enters into derivative and foreign exchange transactions with regulated financial institutions, which the Corporation believes have relatively low credit risk. At June 30, 1997, approximately 86% of the mark-to-market exposure of such transactions was with commercial bank and financial institution counterparties, most of which are dealers in these products. Nonfinancial institutions accounted for approximately 14% of the Corporation's derivative and foreign exchange mark-to-market exposure. Additionally, at June 30, 1997 and 1996, nonperforming derivatives contracts were immaterial.

The Corporation does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at June 30, 1997.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange contracts, letters of credit, guarantees and undrawn legal commitments. As of June 30, 1997, the allowance for credit losses has been allocated into three components: a $3,446 million allowance for loan losses, which is reported net in Loans; a $75 million allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets-Risk Management Instruments; and a $170 million allowance for credit losses on letters of credit, guarantees and undrawn legal commitments, which is reported in Other Liabilities. During the 1997 first six months, there were no provisions or charge-offs made to either the allowance for credit losses on derivatives and foreign exchange financial instruments or the allowance for credit losses on letters of credit, guarantees and undrawn legal commitments. However, there was a transfer of $100 million from the allowance for loan losses to the allowance for credit losses on letters of credit, guarantees and undrawn legal commitments during the 1997 second quarter as a result of the inclusion of undrawn legal commitments in the evaluation of the allowance. The 1996 amounts have not been reclassified due to immateriality.

The Corporation deems its allowance for credit losses at June 30, 1997 to be adequate (i.e., sufficient to absorb losses that may currently exist in the portfolio, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. The Corporation periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in the Corporation's allowance for loan losses for the periods indicated.

                                                      SECOND QUARTER                 SIX MONTHS
(in millions)                                      1997           1996           1997          1996
                                                 -------        -------        -------        -------
Total Allowance at Beginning of Period           $ 3,550        $ 3,683        $ 3,549        $ 3,784
Provision for Credit Losses                          189            250            409            495
Charge-Offs                                         (258)          (318)          (531)          (630)
Recoveries                                            69             68            122            135
                                                 -------        -------        -------        -------
  Subtotal Net Charge-Offs                          (189)          (250)          (409)          (495)
Charge Related to Conforming Credit
  Card Charge-off Policies                            --             --             --           (102)
                                                 -------        -------        -------        -------
Total Net Charge-offs                               (189)          (250)          (409)          (597)
Transfer to Allowance for Credit Losses on
  Letters of Credit, Guarantees and
  Undrawn Legal Commitments                         (100)            --           (100)            --
Other                                                 (4)             9             (3)            10
                                                 -------        -------        -------        -------
Total Allowance at End of Period                 $ 3,446        $ 3,692        $ 3,446        $ 3,692
                                                 =======        =======        =======        =======

The following table presents the Corporation's allowance for loan losses coverage ratios.

                                             JUNE 30,      December 31,  June 30,
For the Period Ended:                            1997              1996      1996
                                             --------      ------------  --------
Allowance for Loan Losses to:
    Loans at Period-End                        2.15%         2.29%         2.44%
    Average Loans                              2.23          2.37          2.46
    Nonperforming Loans                      355.62        347.60        246.46

MARKET RISK MANAGEMENT

The following discussion of the Corporation's market risk management focuses primarily on developments since December 31,1996 and should be read in conjunction with pages 54-58 and Notes One and Seventeen of the Corporation's 1996 Annual Report.

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

                       [SEE GRAPH NUMBER 1 AT APPENDIX 1]

The preceding chart contains a histogram of the Corporation's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded. Based on actual trading results for the twelve months ended June 30, 1997, which captures the historical correlation among business units, 95% of the variation in the Corporation's daily trading results fell within a $28 million band centered on the daily average amount of $9 million. For the twelve months ended June 30, 1997, the Corporation posted positive daily market risk-related revenue for 245 out of 259 business trading days for international and domestic units. For 204 of the 259 days, the Corporation's daily market risk-related revenue or losses occurred within the negative $5 million through positive $15 million range, which is representative of the Corporation's emphasis on market-making, sales and arbitrage activities.

ASSET/LIABILITY MANAGEMENT ACTIVITIES

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

CONDENSED INTEREST-RATE SENSITIVITY TABLE

(IN MILLIONS)                            1-3              4-6            7-12              1-5             OVER
AT JUNE 30, 1997                        MONTHS           MONTHS         MONTHS            YEARS           5 YEARS          TOTAL
                                       --------         --------         --------        --------         --------        --------
Balance Sheet                          $ (7,556)        $ (1,009)        $  3,309        $ 27,814         $(22,558)       $     --
Derivative Instruments Affecting
  Interest-Rate Sensitivity              11,972            3,332           (8,436)        (11,280)           4,412              --
Interest-Rate Sensitivity Gap             4,416            2,323           (5,127)         16,534          (18,146)             --
Cumulative Interest-Rate
  Sensitivity Gap                         4,416            6,739            1,612          18,146               --              --
% of Total Assets                             1%               2%              --               5%              --              --

At June 30, 1997, the Corporation had $1,612 million more assets than liabilities repricing within one year (including net repricing effect of derivative positions). This compares with $7,945 million more liabilities than assets repricing within one year, or 2% of total assets, at December 31, 1996.

During the first quarter of 1997, management took actions to reduce the Corporation's interest rate sensitivity, and as of June 30, 1997, the Corporation's earnings at risk to an immediate 100 basis point rise in interest rates is estimated to be approximately 1% of the Corporation's projected after-tax net income for the next twelve months. An immediate 100 basis point rise in interest rates is an hypothetical rate scenario, used to measure risk, and does not necessarily represent management's current view of future market developments. At December 31, 1996, the Corporation's earnings at risk to a similar increase in market rates was estimated to be approximately 3.5% of projected 1997 after-tax net income.

Interest Rate Swaps: Interest rate swaps are one of the various financial instruments used in the Corporation's ALM activities. The following table summarizes the outstanding ALM interest rate swap notional amounts at June 30, 1997, by twelve-month intervals (i.e., July 1, 1997 through June 30, 1998). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received and paid on such swaps are presented for each twelve-month interval. The three-month London Interbank Offered Rate (LIBOR), provided for reference in the following table, reflects the average implied forward yield curve for that index as of June 30, 1997. However, actual repricings will be based on the applicable rates in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. The Corporation expects the impact of any interest rate changes on these swaps to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.

OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY INTERVALS

For the twelve-month period beginning July 1,
(in millions)                       1997           1998           1999          2000            2001       Thereafter
                                  -------        -------        -------        -------        -------      ----------
Receive fixed swaps
Notional amount                   $33,339        $22,369        $18,685        $15,279        $12,043        $ 9,386
Weighted-average fixed rate          6.36%          6.28%          6.24%          6.55%          6.67%          6.65%

Pay fixed swaps
Notional amount                   $41,017        $27,539        $14,683        $10,234        $ 8,111        $ 2,881
Weighted-average fixed rate          6.43%          6.55%          6.92%          7.14%          7.22%          7.27%

Basis Swaps
Notional amount                   $24,633        $16,689        $ 4,931        $ 2,246        $ 2,048        $ 1,202

Average Three-Month Implied
Forward LIBOR Rates                  5.89%          6.33%          6.36%          6.50%          6.56%          6.65%

Total Notional Amount             $98,989        $66,597        $38,299        $27,759        $22,202        $13,469

The following table summarizes the Corporation's assets and liabilities at June 30, 1997, with the notional amount of related derivatives used for ALM purposes.

DERIVATIVE CONTRACTS AND RELATED BALANCE SHEET POSITIONS      Notional Amount (a)
                                                          ---------------------------
                                             Balance       Interest        Other ALM
(in millions)                              Sheet Amount   Rate Swaps     Contracts(b)
Deposits with Banks                         $  4,042       $  2,140       $  2,531
Securities - Available-for-Sale               39,463          2,832          7,107
Loans                                        156,511         49,935         29,813
Other Assets                                  15,708          3,900          9,429
Deposits                                     183,744         27,880         42,258
Other Borrowed Funds                           7,874          1,013             --
Long-Term Debt                                13,135          5,677          1,138

(a) At June 30, 1997, notional amounts of approximately $6 billion for interest rate swaps, which are used in place of cash market instruments, have been excluded from the above table. See Note One of the 1996 Annual Report for a discussion of the Corporation's accounting policy relative to derivatives used in place of cash market instruments.

(b)      Includes futures, forwards, forward rate agreements and options.

The unfavorable impact on net interest income from the Corporation's ALM derivative activities was $25 million in the second quarter and $49 million for the first six months of 1997, compared with an unfavorable impact of $46 million for the second quarter of 1996 and $35 million for the first six months of 1996. The Corporation also has derivatives that affect noninterest revenue (such as derivatives linked to mortgage servicing rights).

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in the Corporation's ALM activities at June 30, 1997 and December 31, 1996.

                                                JUNE 30,     December 31,
(in millions)                                       1997             1996 Change
                                                --------     ------------ ------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                   $ (32)       $ (42)       $  10
  Net Unrecognized Gains (Losses)                (371)        (243)        (128)
                                                -----        -----        -----
      Net ALM Derivative Gains (Losses)         $(403)       $(285)       $(118)
                                                =====        =====        =====

The net deferred losses at June 30, 1997 are expected to be amortized as yield adjustments in net interest income or noninterest revenue, as applicable, over the periods reflected in the following table. The Corporation also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at June 30, 1997, deferred gains and losses associated with such transactions were not material.

Included in the table above are gross unrecognized gains and losses from daily margin settlements on open futures contracts which were $3 million and $13 million, respectively, at June 30, 1997. The net unrecognized losses shown above do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts. For a further discussion, see
Note 12 on page 15.

The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income or noninterest revenue over the periods indicated in the following table.

AMORTIZATION OF NET DEFERRED GAINS (LOSSES) ON CLOSED ALM CONTRACTS AND OF PREMIUMS ON OPEN ALM OPTION CONTRACTS

                                                     Deferred
(in millions)                                       Gains/(Losses)       Premiums
                                                      -------             ------
1997                                                  $    21             $   13
1998                                                        2                 31
1999                                                      (20)                40
2000                                                      (15)                40
2001 and After                                            (20)                68
                                                      -------             ------
    Total                                             $   (32)            $  192
                                                      =======             ======

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

CAPITAL AND LIQUIDITY RISK MANAGEMENT

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 58-59 and Note Sixteen of the Corporation's 1996 Annual Report.

CAPITAL

The Corporation's level of capital at June 30, 1997 remained strong, with capital ratios well in excess of regulatory guidelines. At June 30, 1997, the Corporation's Tier 1 and Total Capital ratios were 7.79% and 11.38%, respectively. These ratios, as well as the leverage ratio, exclude the assets and off-balance sheet financial instruments of the Corporation's securities subsidiary, Chase Securities Inc., as well as the Corporation's investment in such subsidiary. In addition, the provisions of SFAS 115 do not apply to the calculation of these ratios. The Corporation manages its capital to execute its strategic business plans and support its growth and investments, including acquisition strategies in its core businesses. As part of the Corporation's commitment to a disciplined capital policy, management has targeted a Tier 1 capital ratio for the Corporation of 8 to 8.25%.

Total capitalization (the sum of Tier 1 Capital and Tier 2 Capital) increased by $960 million during the first half of 1997 to $30.3 billion reflecting, in part, $790 million of capital securities, net of discount, issued by subsidiary trusts of the Corporation (see Note 7 of this Form 10-Q), partially offset by the redemption of $670 million of preferred stock.

In October 1996, the Corporation announced a common stock purchase program in which the Corporation is authorized until December 31, 1998 to purchase up to $2.5 billion of its common stock, in addition to such amount of common stock as may be necessary to provide for expected issuances under its dividend reinvestment plan and its various stock-based director and employee benefit plans. During the period from the inception of the program through June 30, 1997, the Corporation has repurchased 24.3 million common shares ($2.3 billion) and reissued approximately 6.9 million treasury shares ($0.5 billion) under the Corporation's benefit plans, resulting in a net repurchase of 17.4 million shares ($1.8 billion) of its common stock. Management intends to purchase equity on a more accelerated time schedule than originally announced and believes it is likely that the buy-back program will be completed in late 1997 or early 1998.

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

The following table sets forth the components of capital for the Corporation.

COMPONENTS OF CAPITAL

                                                        JUNE 30,        December 31,
   (in millions)                                            1997                1996
                                                        ---------       ------------
TIER 1 CAPITAL
   Common Stockholders' Equity                           $ 18,968       $  18,632
   Nonredeemable Preferred Stock                            1,980           2,650
   Minority Interest (a)                                    2,130           1,294
   Less: Goodwill                                           1,321           1,353
          Non-Qualifying Intangible Assets                    177             128
          50% Investment in Securities Subsidiary             828             780
                                                        ---------       ---------
   Tier 1 Capital                                        $ 20,752       $  20,315
                                                        ---------       ---------
TIER 2 CAPITAL
   Long-Term Debt Qualifying as Tier 2                   $  7,066       $   6,709
   Qualifying Allowance for Credit Losses                   3,335           3,121
   Less: 50% Investment in Securities Subsidiary              828             780
                                                        ---------       ---------
   Tier 2 Capital                                        $  9,573      $   9,050
                                                        ---------       ---------
   TOTAL QUALIFYING CAPITAL                              $ 30,325       $  29,365
                                                        =========       =========
   RISK-WEIGHTED ASSETS (b)                              $266,494       $ 249,215
                                                        =========       =========

(a) Minority interest includes Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures and in the Preferred Stock of Subsidiary. For a further discussion, see Notes 7 and 8 of this Form 10-Q.

(b) Includes off-balance sheet risk-weighted assets in the amount of $88,490 million and $79,099 million, respectively, at June 30, 1997 and December 31, 1996.

LIQUIDITY

The primary source of liquidity for the bank subsidiaries of the Corporation derives from their ability to generate core deposits (which includes all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more). The Corporation considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of such sources of funds. These deposits fund a portion of the Corporation's asset base, thereby reducing the Corporation's reliance on other, more volatile, sources of funds. The Corporation's average core deposits for the first six months of 1997 were $80 billion and represented 52% of average loans for the period.

The Corporation is an active participant in the capital markets. In addition to issuing commercial paper and medium-term notes, the Corporation raises funds through the issuance of long-term debt, common stock and preferred stock. The Corporation's long-term debt at June 30, 1997 was $13,135 million, an increase of $421 million from the 1996 year-end. The increase resulted largely from issuances of the Corporation's long-term debt of $1,481 million, partially offset by maturities of $1,069 million of long-term debt. The Corporation will continue to evaluate the opportunity for future redemptions of its outstanding debt and preferred stock in light of current market conditions.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 2-5 of the Corporation's 1996 Annual Report.

DIVIDENDS

At June 30, 1997, in accordance with the dividend restrictions applicable to them, the Corporation's bank subsidiaries could, during 1997, without the approval of their relevant banking regulators, pay dividends in an aggregate amount of approximately $2.1 billion to their respective bank holding companies, plus an additional amount equal to their net income from July 1, 1997 through the date in 1997 of any such dividend payment.

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

ACCOUNTING AND REPORTING DEVELOPMENTS

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 entitled, "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the previously issued accounting standards for computing earnings per share. It replaces the computation and presentation of "primary EPS" with a computation and presentation of "basic EPS". It revises the computation and presentation of "fully-diluted EPS" with a computation and presentation of "diluted EPS". It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997.

While SFAS 128 is not yet effective, the Corporation believes that with the adoption of SFAS 128, basic EPS would have been approximately $0.05 higher than primary EPS for the 1997 second quarter and approximately $0.09 higher for the 1997 first six months. The impact of converting from fully-diluted EPS to diluted EPS for the same periods would have been negligible.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130 entitled, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income which includes, in addition to net income as reported, such items as unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items that are not included in the income statement as presently configured. SFAS 130 requires that an enterprise classify items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 permits the display of comprehensive income within the statement of changes in stockholders' equity. In addition, SFAS 130 requires that an enterprise display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

This statement is effective for fiscal years beginning after December 15, 1997. The Corporation is currently assessing the manner in which it will disclose the required information. The adoption of SFAS 130 will not affect the Corporation's earnings, liquidity, or capital resources.

SEGMENTS

In June 1997, the FASB issued SFAS 131 entitled, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes quantitative and qualitative criteria that an enterprise must use to determine the number and nature of its operating segments. SFAS 131 requires the reporting of selected information about these operating segments in annual financial statements and interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

This statement is effective for fiscal years beginning after December 15, 1997. The Corporation is currently assessing the manner in which it will disclose the required information. The adoption of SFAS 131 will not affect the Corporation's earnings, liquidity, or capital resources.

MARKET RISK

On August 29, 1996, the Banking Regulatory Authorities issued an amendment to the risk-based capital standards to incorporate a measure for market risk consistent with the principles adopted by the Basle Committee on Banking Supervision under the Basle Capital Accord. The amendment, which is effective January 1, 1998 and permits adoption during 1997 with prior regulatory approval, requires banks and bank holding companies that have significant market risk exposure, to measure that risk utilizing a value-at-risk model, based on the parameters contained in the amendment, and to maintain a commensurate amount of capital.

The Corporation currently expects to adopt the amendment during 1997. Management anticipates that the adoption will have a modestly favorable impact on the Corporation's reported Tier 1 and Total Capital ratios largely as a result of the inclusion of the assets and off-balance sheet financial instruments, and related capital, of the Corporation's securities subsidiary, Chase Securities Inc., in these ratios.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                          THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                            JUNE 30, 1997                                 JUNE 30, 1996
                                             -----------------------------------------        ------------------------------------
                                              AVERAGE                             RATE         AVERAGE                      RATE
                                              BALANCE         INTEREST        (ANNUALIZED)     BALANCE      INTEREST    (ANNUALIZED)
                                             ---------        ---------          -----        ---------     ---------    ---------
ASSETS
Deposits with Banks                          $   4,185        $     114          10.91%       $   7,307     $     156      8.58%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              42,715              697           6.54%          29,354           514      7.05%
Trading Assets-Debt and Equity
  Instruments                                   36,358              705           7.78%          27,293           388      5.72%
Securities:
 Available-for-Sale                             40,850              679           6.67%(b)       38,295           610      6.41% (b)
 Held-to-Maturity                                3,535               60           6.78%           4,245            81      7.61%
Loans                                          156,459            3,084 (c)       7.91%         150,612         3,034 (c)  8.09%
                                             ---------        ---------                       ---------     ---------
 Total Interest-Earning Assets                 284,102            5,339           7.54%         257,106         4,783      7.48%
Allowance for Credit Losses                     (3,437)                                          (3,681)
Cash and Due from Banks                         13,334                                           11,849
Risk Management Instruments                     31,991                                           26,280
Other Assets                                    22,905                                           26,025
                                             ---------                                        ---------
 Total Assets                                $ 348,895                                        $ 317,579
                                             =========                                        =========
LIABILITIES
Domestic Retail Deposits                     $  57,369              529           3.70%       $  55,451           490      3.56%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                             8,750              153           7.01%           7,808           131      6.76%
Deposits in Foreign Offices                     68,588              886           5.18%          64,858           837      5.19%
                                             ---------        ---------                       ---------     ---------
  Total Time and Savings
     Deposits                                  134,707            1,568           4.67%         128,117         1,458      4.58%
                                             ---------        ---------                       ---------     ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      66,149              924           5.60%          52,222           665      5.13%
  Commercial Paper                               4,035               55           5.42%           4,714            59      5.09%
  Other Borrowings (d)                          21,993              531           9.69%          16,437           363      8.85%
                                             ---------        ---------                       ---------     ---------
   Total Short-Term and
    Other Borrowings                            92,177            1,510           6.57%          73,373         1,087      5.96%
Long-Term Debt                                  14,035              273           7.81%          12,916           221      6.86%
                                             ---------        ---------                       ---------     ---------
  Total Interest-Bearing Liabilities           240,919            3,351           5.58%         214,406         2,766      5.19%
                                             ---------        ---------                       ---------     ---------
Noninterest-Bearing Deposits                    41,064                                           39,658
Risk Management Instruments                     32,189                                           28,518
Other Liabilities                               13,452                                           15,095
                                             ---------                                        ---------
Total Liabilities                              327,624                                          297,677
                                             ---------                                        ---------
PREFERRED STOCK OF SUBSIDIARY                      550                                               --
                                             ---------                                        ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                  2,494                                            2,650
Common Stockholders' Equity                     18,227                                           17,252
                                             ---------                                        ---------
  Total Stockholders' Equity                    20,721                                           19,902
                                             ---------                                        ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity    $ 348,895                                        $ 317,579
                                             =========                                        =========
INTEREST RATE SPREAD                                                              1.96%                                    2.29%
                                                                             =========                                  =======
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                      $   1,988(a)        2.81%                     $   2,017(a)   3.15%
                                                              =========      =========                      =========   =======

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended June 30, 1997 and June 30, 1996, the annualized rate for available-for-sale securities based on historical cost was 6.58% and 6.32%, respectively.

(c) For the three months ended June 30, 1997 and June 30, 1996, the negative impact from nonperforming loans on net interest income was $18 million and $20 million, respectively.

(d)      Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                           SIX  MONTHS ENDED                             SIX MONTHS ENDED
                                                             JUNE 30, 1997                                JUNE 30, 1996
                                             -----------------------------------------        ------------------------------------
                                              AVERAGE                          RATE            AVERAGE                     RATE
                                              BALANCE          INTEREST     (ANNUALIZED)       BALANCE      INTEREST    (ANNUALIZED)
                                             ---------        ---------      ---------        ---------     ---------    ---------
ASSETS
Deposits with Banks                          $   4,834        $     220           9.19%       $   7,772     $     328      8.48%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              39,427            1,256           6.42%          28,075         1,015      7.27%
Trading Assets-Debt and Equity
  Instruments                                   33,786            1,331           7.95%          27,291           801      5.90%
Securities:
 Available-for-Sale                             40,337            1,343           6.72%(b)       38,242         1,255      6.60% (b)
 Held-to-Maturity                                3,631              122           6.77%           4,381           161      7.38%
Loans                                          154,754            6,198 (c)       8.08%         150,123         6,275 (c)  8.41%
                                             ---------        ---------                       ---------     ---------
 Total Interest-Earning Assets                 276,769           10,470           7.63%         255,884         9,835      7.73%
Allowance for Credit Losses                     (3,444)                                          (3,729)
Cash and Due from Banks                         12,703                                           12,450
Risk Management Instruments                     34,317                                           25,925
Other Assets                                    23,763                                           24,722
                                             ---------                                        ---------
 Total Assets                                $ 344,108                                        $ 315,252
                                             =========                                        =========
LIABILITIES
Domestic Retail Deposits                     $  57,511            1,058           3.71%       $  55,766           976      3.52%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                             8,991              303           6.79%           7,838           207      5.30%
Deposits in Foreign Offices                     66,919            1,722           5.19%          67,344         1,919      5.73%
                                             ---------        ---------                       ---------     ---------
  Total Time and Savings
     Deposits                                  133,421            3,083           4.66%         130,948         3,102      4.76%
                                             ---------        ---------                       ---------     ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      62,828            1,709           5.48%          48,588         1,286      5.32%
  Commercial Paper                               4,164              110           5.31%           5,146           134      5.26%
  Other Borrowings (d)                          19,695              993          10.17%          16,323           693      8.53%
                                             ---------        ---------                       ---------     ---------
   Total Short-Term and
    Other Borrowings                            86,687            2,812           6.54%          70,057         2,113      6.07%
Long-Term Debt                                  13,780              530           7.75%          12,946           448      6.95%
                                             ---------        ---------                       ---------     ---------
  Total Interest-Bearing Liabilities           233,888            6,425           5.54%         213,951         5,663      5.32%
                                             ---------        ---------                       ---------     ---------
Noninterest-Bearing Deposits                    40,981                                           39,203
Risk Management Instruments                     34,262                                           28,036
Other Liabilities                               13,497                                           13,692
                                             ---------                                        ---------
Total Liabilities                              322,628                                          294,882
                                             ---------                                        ---------
PREFERRED STOCK OF SUBSIDIARY                      550                                               --
                                             ---------                                        ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                  2,571                                            2,650
Common Stockholders' Equity                     18,359                                           17,720
                                             ---------                                        ---------
  Total Stockholders' Equity                    20,930                                           20,370
                                             ---------                                        ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity    $ 344,108                                        $ 315,252
                                             =========                                        =========
INTEREST RATE SPREAD                                                              2.09%                                    2.41%
                                                                             =========                                  =======
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                      $   4,045(a)        2.95%                     $   4,172(a)   3.28%
                                                              =========      =========                      =========   =======

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the six months ended June 30, 1997 and June 30, 1996, the annualized rate for available-for-sale securities based on historical cost was 6.63% and 6.53%, respectively.

(c) For the six months ended June 30, 1997 and June 30, 1996, the negative impact from nonperforming loans on net interest income was $35 million and $49 million, respectively.

(d)      Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        1997                              1996
                                                 ------------------    ------------------------------------------
                                                 SECOND      FIRST     FOURTH       THIRD     SECOND       FIRST
                                                 QUARTER    QUARTER    QUARTER     QUARTER    QUARTER     QUARTER
                                                 -------    -------    -------     -------    -------     -------
INTEREST INCOME
Loans                                            $ 3,082    $ 3,112    $ 3,048     $ 3,042    $ 3,028     $ 3,241
Securities                                           735        722        767         690        685         720
Trading Assets                                       705        626        615         482        388         413
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                  697        559        571         549        514         501
Deposits with Banks                                  114        106         97         112        156         172
                                                 -------    -------    -------     -------    -------     -------
          Total Interest Income                    5,333      5,125      5,098       4,875      4,771       5,047
                                                 -------    -------    -------     -------    -------     -------
INTEREST EXPENSE
Deposits                                           1,568      1,515      1,520       1,416      1,458       1,644
Short-Term and Other Borrowings                    1,510      1,302      1,304       1,213      1,087       1,026
Long-Term Debt                                       273        257        233         220        221         227
                                                 -------    -------    -------     -------    -------     -------
          Total Interest Expense                   3,351      3,074      3,057       2,849      2,766       2,897
                                                 -------    -------    -------     -------    -------     -------
NET INTEREST INCOME                                1,982      2,051      2,041       2,026      2,005       2,150
Provision for Credit Losses                          189        220        182         220        250         245
                                                 -------    -------    -------     -------    -------     -------
NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                    1,793      1,831      1,859       1,806      1,755       1,905
                                                 -------    -------    -------     -------    -------     -------
NONINTEREST REVENUE
Corporate Finance and Syndication Fees               274        168        213         234        258         224
Trust, Custody and Investment Management Fees        321        310        294         295        302         285
Credit Card Revenue                                  248        278        320         277        233         233
Service Charges on Deposit Accounts                   95         91         98          97        100          99
Fees for Other Financial Services                    392        383        377         393        381         378
Trading Revenue                                      491        422        289         347        397         355
Securities Gains                                      30        101         25          34         24          52
Revenue From Equity-Related Investments              179        164        172         112        219         223
Other Revenue                                        128        182        109         110         35          36
                                                 -------    -------    -------     -------    -------     -------
          Total Noninterest Revenue                2,158      2,099      1,897       1,899      1,949       1,885
                                                 -------    -------    -------     -------    -------     -------
NONINTEREST EXPENSE
Salaries                                           1,110      1,124      1,070       1,040      1,046       1,076
Employee Benefits                                    219        222        185         211        225         305
Occupancy Expense                                    193        187        192         204        207         221
Equipment Expense                                    193        190        180         179        181         184
Foreclosed Property Expense                           --          3         (1)          2         (8)         (9)
Restructuring Charge and Expenses                     71         30        104          32         22       1,656
Other Expense                                        685        691        677         652        651         660
                                                 -------    -------    -------     -------    -------     -------
          Total Noninterest Expense                2,471      2,447      2,407       2,320      2,324       4,093
                                                 -------    -------    -------     -------    -------     -------
INCOME (LOSS) BEFORE INCOME TAX
     EXPENSE (BENEFIT)                             1,480      1,483      1,349       1,385      1,380        (303)
Income Tax Expense (Benefit)                         555        556        513         527        524        (214)
                                                 -------    -------    -------     -------    -------     -------
NET INCOME (LOSS)                                $   925    $   927    $   836     $   858    $   856     $   (89)
                                                 =======    =======    =======     =======    =======     =======
NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCK                                 $   874    $   872    $   781     $   803    $   801     $  (143)
                                                 =======    =======    =======     =======    =======     =======
NET INCOME (LOSS) PER COMMON SHARE:
Primary                                          $  2.00    $  1.98    $  1.74     $  1.80    $  1.80     $ (0.32)
                                                 =======    =======    =======     =======    =======     =======
Assuming Full Dilution                           $  2.00    $  1.97    $  1.74     $  1.78    $  1.79     $ (0.32)
                                                 =======    =======    =======     =======    =======     =======

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Sales of Unregistered Common Stock

         During the second quarter of 1997, shares of common stock of the Corporation were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. On April 1, 1997, 278 shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation. The Annual Meeting of Stockholders was held on May 20, 1997. A total of 365,840,089 shares, or 85.1%, of the 429,687,495 shares entitled to vote at the Annual Meeting, were represented at the meeting.

         (A)      Election of Directors

                  The following sixteen (16) directors were elected to hold office until the 1998 Annual Meeting or until their successors are elected and have qualified.

                                                 Votes Received      Votes Withheld
                                                 --------------      --------------
Frank A. Bennack, Jr.                             364,219,004          1,621,085
Susan V. Berresford                               364,131,098          1,708,991
M. Anthony Burns                                  364,164,590          1,675,499
H. Laurance Fuller                                364,180,329          1,659,760
Melvin R. Goodes                                  364,196,071          1,644,018
William H. Gray III                               363,907,511          1,932,578
George V. Grune                                   364,102,917          1,737,172
William B. Harrison, Jr.                          364,163,479          1,676,610
Harold S. Hook                                    364,178,045          1,662,044
Helene L. Kaplan                                  361,231,130          4,608,959
Thomas G. Labrecque                               364,024,573          1,815,516
Henry B. Schacht                                  364,184,640          1,655,449
Walter V. Shipley                                 364,106,325          1,733,764
Andrew C. Sigler                                  364,130,338          1,709,751
John R. Stafford                                  364,182,173          1,657,916
Marina v.N. Whitman                               364,134,943          1,705,146

         (B)      (1) Ratifying Independent Accountants

                  A proposal to ratify Price Waterhouse LLP as independent accountants was approved by 99.81% of the votes cast. The proposal received a "for" vote of 364,243,182 and an "against" vote of 676,523. The number of votes abstaining was 920,384. There were no broker non-votes.

Item 4 continued

         (2)      Stockholder Proposal Re: Term Limits for Directors

                  A proposal by Evelyn Y. Davis that the Board of Directors take the necessary steps so that future outside directors shall not serve for more than six years was rejected by 96.45% of the votes cast. The vote "for" was 11,059,836 and the vote "against" was 300,584,539. The number of votes abstaining was 9,683,282 and there were 44,512,432 broker non-votes.

         (3)      Stockholder Proposal Re: Cumulative Voting

                  A proposal by John J. Gilbert that the Board of Directors take the steps necessary to provide for cumulative voting in the election of directors was rejected by 67.27% of the votes cast. The vote "for" was 104,190,738 and the vote "against" was 214,139,891. The number of votes abstaining was 2,997,029 and there were 44,512,431 broker non-votes.

         (4) Stockholder Proposal Re: Independent Director as Chairman of the Board

                  A proposal by the Teamsters Affiliates Pension Plan that the Board of Directors amend the By-laws to require that an independent director who is not currently the chief executive of the Corporation serve as chair of the board was rejected by 94.35% of the votes cast. The vote "for" was 17,545,540 and the vote "against" was 292,835,747. The number of votes abstaining was 10,946,369 and there were 44,512,433 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         (A)      Exhibits:

                  11       - Computation of net income per share.

                  12(a)    - Computation of ratio of earnings to fixed charges.

                  12(b)    - Computation of ratio of earnings to fixed charges
                             and preferred stock dividend requirements.

                  27       - Financial Data Schedule.

         (B)      Reports on Form 8-K:

                  The Corporation filed one report on Form 8-K during the quarter ended June 30, 1997, as follows:

                  Form 8-K dated April 18, 1997: The Corporation announced the results of operations for the first quarter of 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHASE MANHATTAN CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date  August 14, 1997               By           /s/ Joseph L. Sclafani
      ----------------                       -----------------------------
                                                   Joseph L. Sclafani

                                         Executive Vice President and Controller
                                              [Principal Accounting Officer]

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
