Form 10-Q
period 1997-09-30
CHASE MANHATTAN CORP /DE/
filed 1997-11-14
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1997           COMMISSION FILE NUMBER 1-5805


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


                                                  YES [x]    NO [ ]


COMMON STOCK, $1 PAR VALUE                                           421,456,551

         NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF
                       COMMON STOCK ON OCTOBER 31, 1997.

                                 FORM 10-Q INDEX






PART I                                                                                                            Page
------                                                                                                            ----

Item 1 Financial Statements - The Chase Manhattan Corporation and Subsidiaries:

                    Consolidated Balance Sheet at September 30, 1997 and
                    December 31, 1996.                                                                              3

                    Consolidated Statement of Income for the three months
                    ended September 30, 1997 and September 30, 1996.                                                4

                    Consolidated Statement of Income for the nine months
                    ended September 30, 1997 and September 30, 1996.                                                5

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    nine months ended September 30, 1997 and September 30, 1996.                                    6

                    Consolidated Statement of Cash Flows for the nine months
                    ended September 30, 1997 and September 30, 1996.                                                7

                 Notes to Financial Statements.                                                                  8-15


Item 2           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                                    16-46

                 Glossary of Terms.                                                                                47

PART II

Item 1           Legal Proceedings.                                                                                48

Item 2           Sales of Unregistered Common Stock.                                                               48

Item 6           Exhibits and Reports on Form 8-K.                                                                 48

Part I

Item 1.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,          December 31,
                                                                                    1997                  1996
                                                                                    ----                  ----
   ASSETS
   Cash and Due from Banks                                                       $   14,367            $    14,605
   Deposits with Banks                                                                4,152                  8,344
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                               38,958                 28,966
   Trading Assets:
     Debt and Equity Instruments                                                     42,456                 30,377
     Risk Management Instruments                                                     33,296                 29,579
   Securities:
     Available-for-Sale                                                              43,987                 44,691
     Held-to-Maturity (Fair Value: $3,260 and $3,849)                                 3,254                  3,855
   Loans (Net of Allowance for Loan Losses of $3,462 and $3,549)                    159,625                151,543
   Premises and Equipment                                                             3,733                  3,642
   Due from Customers on Acceptances                                                  2,226                  2,276
   Accrued Interest Receivable                                                        3,685                  3,020
   Other Assets                                                                      16,835                 15,201
                                                                                 ----------            -----------
            TOTAL ASSETS                                                         $  366,574            $   336,099
                                                                                 ==========            ===========
   LIABILITIES
   Deposits:
    Domestic:
        Noninterest-Bearing                                                      $   39,131            $    42,726
        Interest-Bearing                                                             69,587                 67,186
    Foreign:
        Noninterest-Bearing                                                           3,777                  4,331
        Interest-Bearing                                                             69,293                 66,678
                                                                                 ----------            -----------
        Total Deposits                                                              181,788                180,921
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                65,453                 53,868
   Commercial Paper                                                                   4,584                  4,500
   Other Borrowed Funds                                                               7,085                  9,231
   Acceptances Outstanding                                                            2,226                  2,276
   Trading Liabilities                                                               53,498                 38,136
   Accounts Payable, Accrued Expenses and Other Liabilities                          14,935                 12,309
   Long-Term Debt                                                                    13,899                 12,714
   Guaranteed Preferred Beneficial Interests in Corporation's
     Junior Subordinated Deferrable Interest Debentures                               1,390                    600
                                                                                 ----------            -----------
            TOTAL LIABILITIES                                                       344,858                314,555
                                                                                 ----------            -----------

   COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)

   PREFERRED STOCK OF SUBSIDIARY                                                        550                    550
                                                                                 ----------            -----------

   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                    1,740                  2,650
   Common Stock (Issued 440,751,646 and 440,747,317 Shares)                             441                    441
   Capital Surplus                                                                   10,357                 10,459
   Retained Earnings                                                                 10,526                  8,627
   Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Taxes            126                   (288)
   Treasury Stock, at Cost (20,197,319 and 9,936,716 Shares)                         (2,024)                  (895)
                                                                                 -----------           -----------
   TOTAL STOCKHOLDERS' EQUITY                                                        21,166                 20,994
                                                                                 ----------            -----------
   TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
       AND STOCKHOLDERS' EQUITY                                                  $  366,574            $   336,099
                                                                                 ==========            ===========

The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                        THREE MONTHS ENDED SEPTEMBER 30,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                           1997                       1996
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   3,271                   $  3,042
      Securities                                                                            720                        690
      Trading Assets                                                                        732                        482
      Federal Funds Sold and Securities Purchased Under Resale Agreements                   623                        549
      Deposits with Banks                                                                   149                        112
                                                                                      ---------                   --------
           Total Interest Income                                                          5,495                      4,875
                                                                                      ---------                   --------

      INTEREST EXPENSE
      Deposits                                                                            1,714                      1,416
      Short-Term and Other Borrowings                                                     1,451                      1,213
      Long-Term Debt                                                                        284                        220
                                                                                      ---------                   --------
           Total Interest Expense                                                         3,449                      2,849
                                                                                      ---------                   --------

      NET INTEREST INCOME                                                                 2,046                      2,026
      Provision for Credit Losses                                                           190                        220
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                               1,856                      1,806
                                                                                      ---------                   --------

      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                308                        237
      Trust, Custody and Investment Management Fees                                         338                        295
      Credit Card Revenue                                                                   304                        277
      Service Charges on Deposit Accounts                                                    94                         97
      Fees for Other Financial Services                                                     411                        393
      Trading Revenue                                                                       505                        343
      Securities Gains                                                                       58                         34
      Revenue from Equity-Related Investments                                               243                        112
      Other Revenue                                                                         102                        111
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      2,363                      1,899
                                                                                      ---------                   --------

      NONINTEREST EXPENSE
      Salaries                                                                            1,292                      1,040
      Employee Benefits                                                                     206                        211
      Occupancy Expense                                                                     194                        204
      Equipment Expense                                                                     192                        179
      Foreclosed Property Expense                                                             6                          2
      Restructuring Charge and Expenses                                                      71                         32
      Other Expense                                                                         700                        652
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      2,661                      2,320
                                                                                      ---------                   --------

      INCOME BEFORE INCOME TAX EXPENSE                                                    1,558                      1,385
      Income Tax Expense                                                                    576                        527
                                                                                      ---------                   --------
      NET INCOME                                                                      $     982                   $    858
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $     941                   $    803
                                                                                      =========                   ========

      NET INCOME PER COMMON SHARE:
      Primary                                                                         $    2.17                   $   1.80
                                                                                      =========                   ========
      Assuming Full Dilution                                                          $    2.16                   $   1.78
                                                                                      =========                   ========


  The Notes to Financial Statements are an integral part of these Statements.

Part I

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                         NINE MONTHS ENDED SEPTEMBER 30,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                           1997                       1996
                                                                                      ---------                   --------
      INTEREST INCOME
      Loans                                                                           $   9,465                   $  9,311
      Securities                                                                          2,177                      2,095
      Trading Assets                                                                      2,063                      1,283
      Federal Funds Sold and Securities Purchased Under Resale Agreements                 1,879                      1,564
      Deposits with Banks                                                                   369                        440
                                                                                      ---------                   --------
           Total Interest Income                                                         15,953                     14,693
                                                                                      ---------                   --------

      INTEREST EXPENSE
      Deposits                                                                            4,797                      4,518
      Short-Term and Other Borrowings                                                     4,263                      3,326
      Long-Term Debt                                                                        814                        668
                                                                                      ---------                   --------
           Total Interest Expense                                                         9,874                      8,512
                                                                                      ---------                   --------

      NET INTEREST INCOME                                                                 6,079                      6,181
      Provision for Credit Losses                                                           599                        715
                                                                                      ---------                   --------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                               5,480                      5,466
                                                                                      ---------                   --------

      NONINTEREST REVENUE
      Corporate Finance and Syndication Fees                                                767                        731
      Trust, Custody and Investment Management Fees                                         969                        882
      Credit Card Revenue                                                                   830                        743
      Service Charges on Deposit Accounts                                                   280                        296
      Fees for Other Financial Services                                                   1,186                      1,152
      Trading Revenue                                                                     1,401                      1,085
      Securities Gains                                                                      189                        110
      Revenue from Equity-Related Investments                                               586                        554
      Other Revenue                                                                         412                        180
                                                                                      ---------                   --------
           Total Noninterest Revenue                                                      6,620                      5,733
                                                                                      ---------                   --------

      NONINTEREST EXPENSE
      Salaries                                                                            3,526                      3,162
      Employee Benefits                                                                     647                        741
      Occupancy Expense                                                                     574                        632
      Equipment Expense                                                                     575                        544
      Foreclosed Property Expense                                                             9                        (15)
      Restructuring Charge and Expenses                                                     172                      1,710
      Other Expense                                                                       2,076                      1,963
                                                                                      ---------                   --------
           Total Noninterest Expense                                                      7,579                      8,737
                                                                                      ---------                   --------

      INCOME BEFORE INCOME TAX EXPENSE                                                    4,521                      2,462
      Income Tax Expense                                                                  1,687                        837
                                                                                      ---------                   --------
      NET INCOME                                                                      $   2,834                   $  1,625
                                                                                      =========                   ========
      NET INCOME APPLICABLE TO COMMON STOCK                                           $   2,687                   $  1,461
                                                                                      =========                   ========

      NET INCOME PER COMMON SHARE:
      Primary                                                                         $    6.16                   $   3.28
                                                                                      =========                   ========
      Assuming Full Dilution                                                          $    6.08                   $   3.23
                                                                                      =========                   ========


The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)

                                                                                             1997               1996
                                                                                          ---------           --------
PREFERRED STOCK:
Balance at Beginning of Year                                                              $   2,650         $    2,650
Redemption of Stock                                                                            (910)                --
                                                                                          ----------        ----------
Balance at End of Period                                                                  $   1,740         $    2,650
                                                                                          ---------         ----------

COMMON STOCK:
Balance at Beginning of Year                                                              $     441         $      458
Retirement of Treasury Stock                                                                     --                (20)
Issuance of Common Stock                                                                         --                  2
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     441         $      440
                                                                                          ---------         ----------

CAPITAL SURPLUS:
Balance at Beginning of Year                                                              $  10,459         $   11,075
Retirement of Treasury Stock                                                                     --               (433)
Shares Issued for Employee Stock-Based Awards and
  Certain Related Tax Benefits                                                                 (102)              (198)
                                                                                          ----------        ----------
Balance at End of Period                                                                  $  10,357         $   10,444
                                                                                          ---------         ----------

RETAINED EARNINGS:
Balance at Beginning of Year                                                              $   8,627         $    7,997
Net Income                                                                                    2,834              1,625
Retirement of Treasury Stock                                                                     --               (557)
Cash Dividends Declared:
   Preferred Stock                                                                             (147)              (164)
   Common Stock                                                                                (789)              (818) (a)
Accumulated Translation Adjustment                                                                1                  8
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  10,526         $    8,091
                                                                                          ---------         ----------

NET UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE:
Balance at Beginning of Year                                                              $    (288)        $     (237)
Net Change in Fair Value of Securities Available-for-Sale,
  Net of Taxes                                                                                  414               (243)
                                                                                          ---------         ----------
Balance at End of Period                                                                  $     126         $     (480)
                                                                                          ---------         ----------

COMMON STOCK IN TREASURY, AT COST:
Balance at Beginning of Year                                                              $    (895)        $   (1,107)
Retirement of Treasury Stock                                                                     --              1,010
Purchase of Treasury Stock                                                                   (2,036)            (1,007)
Reissuance of Treasury Stock                                                                    907              1,099
                                                                                          ---------         ----------
Balance at End of Period                                                                  $  (2,024)        $       (5)
                                                                                          ---------        -----------

TOTAL STOCKHOLDERS' EQUITY                                                                $  21,166         $   21,140
                                                                                          =========         ==========



(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by heritage Chase in the 1996 first quarter.



  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)

                                                                                                 1997              1996
                                                                                             --------          --------
OPERATING ACTIVITIES
Net Income                                                                                   $  2,834          $  1,625
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
      Provision for Credit Losses                                                                 599               715
      Restructuring Charge and Expenses                                                           172             1,710
      Depreciation and Amortization                                                               712               631
      Net Change In:
         Trading-Related Assets                                                               (14,992)          (11,286)
         Accrued Interest Receivable                                                             (665)             (287)
         Other Assets                                                                          (1,943)            1,515
         Trading-Related Liabilities                                                           15,563              (954)
         Accrued Interest Payable                                                                 285               146
         Other Liabilities                                                                      1,164              (220)
         Other, Net                                                                              (421)              475
                                                                                             --------          --------
Net Cash Provided (Used) by Operating Activities                                                3,308            (5,930)
                                                                                             --------          --------

INVESTING ACTIVITIES
Net Change In:
      Deposits with Banks                                                                       4,192             4,035
      Federal Funds Sold and Securities Purchased Under Resale Agreements                     (16,519)           (8,237)
      Loans Due to Sales and Securitizations                                                   16,995            27,984
      Other Loans, Net                                                                        (25,415)          (28,667)
      Other, Net                                                                                 (478)           (1,198)
Proceeds from the Maturity of Held-to-Maturity Securities                                         652               859
Purchases of Held-to-Maturity Securities                                                          (54)             (187)
Proceeds from the Maturity of Available-for-Sale Securities                                     5,915             6,288
Proceeds from the Sale of Available-for-Sale Securities                                        60,348            32,792
Purchases of Available-for-Sale Securities                                                    (64,626)          (45,323)
                                                                                             --------          --------
Net Cash Used by Investing Activities                                                         (18,990)          (11,654)
                                                                                             --------          --------

FINANCING ACTIVITIES
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                             (3,595)              399
      Domestic Time and Savings Deposits                                                        2,401             1,303
      Foreign Deposits                                                                          2,061            (8,194)
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements                  18,112            19,382
      Other Borrowed Funds                                                                     (2,062)            3,688
      Other, Net                                                                                  (50)              921
Proceeds from the Issuance of Long-Term Debt and Capital Securities                             3,425               866
Repayments of Long-Term Debt                                                                   (1,446)           (1,378)
Proceeds from the Issuance of Stock                                                               805               914
Proceeds from the Issuance of Preferred Stock of Subsidiary                                        --               550
Redemption of Preferred Stock                                                                    (910)               --
Treasury Stock Purchased                                                                       (2,453)           (1,007)
Cash Dividends Paid                                                                              (916)             (886)
                                                                                             --------          --------
Net Cash Provided by Financing Activities                                                      15,372            16,558
                                                                                             --------          --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                         72               (39)
                                                                                             --------          --------
Net Decrease in Cash and Due from Banks                                                          (238)           (1,065)
Cash and Due from Banks at January 1,                                                          14,605            14,794
                                                                                             --------          --------
Cash and Due from Banks at September 30,                                                     $ 14,367          $ 13,729
                                                                                             ========          ========
Cash Interest Paid                                                                           $  9,589          $  8,366
                                                                                             --------          --------
Taxes Paid                                                                                   $  1,012          $  1,296


  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

             See Glossary of Terms on page 47 for definition of terms used throughout the Notes to Financial Statements.




                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The unaudited financial statements of The Chase Manhattan Corporation and Subsidiaries ("Chase") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been included. In addition, certain amounts have been reclassified to conform to the current presentation.

In December 1996, the FASB issued SFAS 127, which deferred the effective date of SFAS 125 relating to securities lending, repurchase agreements and other secured financing transactions. SFAS 127 will be effective for calendar year 1998. Chase believes that the adoption of SFAS 127 will not have a material effect on its earnings, liquidity or capital resources.

NOTE 2- EARNINGS PER SHARE
For a discussion of Chase's current earnings per share policy, see Note One of the 1996 Annual Report.

In February 1997, the FASB issued SFAS 128, which will become effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies previously issued accounting standards related to EPS. SFAS 128 has replaced the concept of "primary EPS" with "basic EPS" and the concept of "fully-diluted EPS" with "diluted EPS".

Although SFAS 128 was not effective for the financial statements included in this Form 10-Q, Chase believes that had SFAS 128 been applied to its 1997 financial results, basic EPS would have been approximately $0.05 higher than primary EPS for the 1997 third quarter and approximately $0.14 higher for the first nine months of 1997. The differences between fully-diluted EPS and diluted EPS for these periods would have been immaterial.

Part I
Item 1. (continued)


NOTE 3 - TRADING ACTIVITIES
For a discussion of Chase's trading revenue, see Management's Discussion and Analysis ("MD&A") on page 21 of this Form 10-Q.

TRADING ASSETS AND LIABILITIES
Trading assets and trading liabilities are carried at estimated fair value, after taking into account master netting agreements. They are presented in the following table.

                                                                                    SEPTEMBER 30,           December 31,
(in millions)                                                                                1997                   1996
                                                                                    -------------           ------------
Trading Assets - Debt and Equity Instruments:
     U.S. Government, Federal Agencies and Municipal Securities                      $     10,116            $     8,523
     Certificates of Deposit, Bankers' Acceptances,
         and Commercial Paper                                                               2,908                  1,486
     Debt Securities Issued by Foreign Governments                                         14,391                 12,284
     Debt Securities Issued by Foreign Financial Institutions                               6,610                  3,569
     Corporate Securities                                                                   3,164                  1,873
     Loans and Other                                                                        5,267                  2,642
                                                                                     ------------            -----------
Total Trading Assets - Debt and Equity Instruments (a)                               $     42,456            $    30,377
                                                                                     ============            ===========
Trading Assets - Risk Management Instruments:
     Interest Rate Contracts                                                         $     16,194            $    14,227
     Foreign Exchange Contracts                                                            15,747                 13,760
     Equity, Commodity and Other Contracts                                                  1,430                  1,667
     Allowance for Credit Losses for Risk Management Instruments                              (75)                   (75)
                                                                                     -------------           -----------
Total Trading Assets - Risk Management Instruments                                   $     33,296            $    29,579
                                                                                     ============            ===========

Trading Liabilities - Risk Management Instruments:
     Interest Rate Contracts                                                         $     16,938            $    14,622
     Foreign Exchange Contracts                                                            16,551                 12,867
     Equity, Commodity and Other Contracts                                                  1,521                  1,202
                                                                                     ------------            -----------
Trading Liabilities - Risk Management Instruments                                          35,010                 28,691
Securities Sold, Not Yet Purchased                                                         15,805                  7,242
Structured Notes                                                                            2,683                  2,203
                                                                                     ------------            -----------
Total Trading Liabilities                                                            $     53,498            $    38,136
                                                                                     ============            ===========

(a) Includes emerging markets instruments of $7,386 million at September 30, 1997 and $5,500 million at December 31, 1996.


NOTE 4 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note One of Chase's 1996 Annual Report.

The valuation of available-for-sale securities under SFAS 115 resulted in a net after-tax favorable impact of $126 million on Chase's stockholders' equity at September 30, 1997. This is compared with a net after-tax unfavorable impact of $288 million at December 31, 1996. The change from 1996 year-end was due to decreases in U.S. dollar interest rates during 1997, which caused an increase in the market value of the securities portfolio. Included in these amounts are loans which are subject to SFAS 115.

Part I
Item 1. (continued)


Net gains from available-for-sale securities sold in the third quarter of 1997 amounted to $58 million (gross gains of $132 million and gross losses of $74 million). For the first nine months of 1997, net gains were $189 million (gross gains of $327 million and gross losses of $138 million). Net gains on these sales for the same periods in 1996 amounted to $34 million (gross gains of $83 million and gross losses of $49 million) and $110 million (gross gains of $234 million and gross losses of $124 million), respectively.

AVAILABLE-FOR-SALE SECURITIES
The amortized cost and estimated fair value of available-for-sale securities, including the impact of related derivatives, are presented in the following table.

SEPTEMBER 30, 1997 (IN MILLIONS)                                           Gross             Gross
                                                       Amortized           Unrealized        Unrealized      Fair
                                                       Cost                Gains             Losses          Value
                                                       ---------           ----------        ----------      -----
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $  21,010            $   42           $     13      $  21,039
        Collateralized Mortgage Obligations                2,196                 3                  8          2,191
        Other, primarily U.S. Treasuries                  10,615                11                141         10,485
Obligations of State and Political Subdivisions              251                 1                 --            252
Debt Securities Issued by Foreign Governments              7,859                93                 23          7,929
Corporate Debt Securities                                    569                14                  1            582
Equity Securities                                            859               241                 64          1,036
Other, primarily Asset-Backed Securities (a)                 465                14                  6            473
                                                       ---------            ------           --------      ---------
        Total Available-for-Sale Securities            $  43,824            $  419           $    256      $  43,987
                                                       =========            ======           ========      =========


December 31, 1996 (in millions)                                            Gross             Gross
                                                       Amortized           Unrealized        Unrealized      Fair
                                                       Cost                Gains             Losses          Value
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

Part I
Item 1. (continued)

HELD-TO-MATURITY SECURITIES

The amortized cost and estimated fair value of held-to-maturity securities are presented in the following table.

SEPTEMBER 30, 1997 (IN MILLIONS)                                           Gross             Gross
                                                        Amortized          Unrealized        Unrealized      Fair
                                                        Cost               Gains             Losses          Value
                                                        ---------          ----------        ----------      -----
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                      $  1,401            $    8           $    3        $   1,406
        Collateralized Mortgage Obligations                1,780                 5                4            1,781
        Other, primarily U.S. Treasuries                      53                --               --               53
Other, primarily Asset-Backed Securities (a)                  20                --               --               20
                                                        --------            ------           ------        ---------
     Total Held-to-Maturity Securities                  $  3,254            $   13           $    7        $   3,260
                                                        ========            ======           ======        =========

December 31, 1996 (in millions)                                            Gross            Gross
                                                       Amortized           Unrealized       Unrealized       Fair
                                                       Cost                Gains            Losses           Value
                                                       ---------           ----------        ----------      -----
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                     $   1,584           $     4          $     8        $   1,580
        Collateralized Mortgage Obligations                2,075                 6                9            2,072
        Other, primarily U.S. Treasuries                      73                --               --               73
Other, primarily Asset-Backed Securities (a)                 123                 1               --              124
                                                       ---------           -------          -------        ---------
     Total Held-to-Maturity Securities                 $   3,855           $    11          $    17        $   3,849
                                                       =========           =======          =======        =========



(a) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.


NOTE 5 - LOANS
For a discussion of the accounting policies relating to loans, see Notes One and Four of Chase's 1996 Annual Report. The following table presents the amortized cost and estimated fair value of loans measured under SFAS 115 (which are all available-for-sale), including the impact of related derivatives.

(in millions)                                                              Gross            Gross
                                                      Amortized            Unrealized       Unrealized        Fair
                                                      Cost                 Gains            Losses             Value
                                                       ---------           ----------        ----------      -----
SEPTEMBER 30, 1997                                    $    1,228           $   121          $   118        $   1,231
                                                      ==========           =======          =======        =========
December 31, 1996                                     $    1,869           $    93          $   369        $   1,593
                                                      ==========           =======          =======        =========

There were no net gains or losses during 1997 related to the disposition of available-for-sale emerging market securities. For the first nine months of 1996, there was a net loss of $65 million, which was incurred in the first half of 1996.

Part I
Item 1. (continued)


The following table sets forth information about impaired loans in accordance with SFAS 114. Chase uses the discounted cash flow method as its primary method for valuing impaired loans.



                                                              SEPTEMBER 30,                   December 31,
(in millions)                                                          1997                           1996
                                                              -------------                   ------------
Impaired Loans with an Allowance                                $       460                    $       535
Impaired Loans without an Allowance (a)                                  93                            182
                                                                -----------                    -----------
     Total Impaired Loans                                       $       553                    $       717
                                                                ===========                    ===========

Allowance for Impaired Loans under
  SFAS 114 (b)                                                  $       167                    $       194
                                                                -----------                    -----------

Average Balance of Impaired Loans
  during the year-to-date period ended:                         $       651                    $     1,104
                                                                -----------                    -----------

Interest Income Recognized on Impaired
  Loans during the year-to-date period ended:                   $         7                    $        30
                                                                -----------                    -----------


(a) When the discounted cash flow, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(b) The Allowance for Impaired Loans under SFAS 114 is a part of Chase's overall Allowance for Loan Losses.



NOTE 6 - COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In late 1996 and early 1997, Chase established three separate wholly owned statutory business trusts, which issued an aggregate $1,390 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital for Chase. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of Chase. The sole assets of each statutory business trust are these debentures. Chase has fully and unconditionally guaranteed each of the business trusts' obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following is a summary of Chase's outstanding capital securities, net of discount, issued by each trust:


                           Amount of
                      Capital Securities,      Stated Maturity            Interest Rate                 Interest
Name of Trust           Net of Discount     of Capital Securities     of Capital Securities           Payment Dates
                         (in millions)
-------------         ------------------    ---------------------     ---------------------           -------------
Chase Capital I            $     600             12/1/2026                   7.67%            Semi-annual - commencing 6/1/97
Chase Capital II                 494              2/1/2027            LIBOR + .50%            Quarterly - commencing 5/1/97
Chase Capital III                296              3/1/2027            LIBOR + .55%            Quarterly - commencing 6/1/97
                           ---------
         Total             $   1,390
                           =========

Part I
Item 1. (continued)


NOTE 8 - RISK-BASED CAPITAL
For a discussion of the calculation of risk-based capital ratios, the various regulatory guidelines and significant banking subsidiaries, see Notes One and Sixteen of Chase's 1996 Annual Report. During the 1997 third quarter, Chase elected early adoption of the Federal Reserve Board's new guidelines for the risk-based capital standards, which incorporate a measure for market risk consistent with the principles adopted by the Basle Committee on Banking Supervision under the Basle Capital Accord. The new guidelines require banks and bank holding companies that have significant market risk exposure to measure that risk utilizing a value-at-risk model, based on the parameters contained in the guidelines, and to maintain a commensurate amount of capital. In addition, the assets and off-balance sheet financial instruments, and related capital, of Chase's securities subsidiary, Chase Securities Inc., are now included in the calculation of these ratios, while the provisions of SFAS 115 continue to be excluded.

The following table presents the capital ratios for Chase and its significant banking subsidiaries. Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.


                                                                         The Chase             Texas
SEPTEMBER 30, 1997 ($ in millions)               Chase                Manhattan Bank         Commerce (d)         Chase USA (d)
----------------------------------               -----                --------------         ------------         --------------
Tier 1 Capital Ratio (a)(c)                      7.83%                       7.36%               7.41%                 9.78%
Total Capital Ratio (a)(c)                      11.63%                      10.73%              10.36%                12.48%
Tier 1 Leverage Ratio (b)(c)                     6.03%                       5.85%               6.57%                 9.41%

Tier 1 Capital                               $ 21,644                     $ 16,678            $ 1,349               $ 2,541
Total Qualifying Capital                       32,170                       24,330              1,884                 3,242
Risk-Weighted Assets                          276,583                      226,718             18,194                25,989
Adjusted Average Assets                       358,758                      285,185             20,538                27,014


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

(d) Texas Commerce and Chase USA are not required to adopt the new guidelines for market risk-adjusted capital, since their levels of trading activity do not meet the required threshold stipulated in the guidelines.

NOTE 9 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
Chase utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). These financial instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. These derivative and foreign exchange transactions involve, to varying degrees, credit risk and market risk. For a discussion of these risks, see Note Seventeen of Chase's 1996 Annual Report.

DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR TRADING PURPOSES: The financial instruments used for Chase's trading activities are disclosed in Note 3 of this Form 10-Q. The credit risk relating to trading activities is recorded on the balance sheet, while the market risk of the trading activities is reflected in trading revenue, as trading instruments are marked-to-market on a daily basis.

DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR PURPOSES OTHER THAN
TRADING: A discussion of Chase's objectives and strategies for employing derivative and foreign exchange instruments for ALM activities is included on pages 55-58 of the 1996 Annual Report. A discussion of the accounting policies relating to derivatives used for ALM activities is provided in Note One of Chase's 1996 Annual Report.

Part I
Item 1. (continued)


The following table summarizes the aggregate notional amounts of interest rate and foreign exchange contracts as well as the credit exposure related to these instruments. The credit exposure amounts include the effects of master netting agreements. The table should be read in conjunction with the descriptions of these products and their risks included in Note Seventeen of Chase's 1996 Annual Report.

                                                           NOTIONAL AMOUNTS (a)                      CREDIT EXPOSURE
                                                 SEPTEMBER 30,         December 31,     SEPTEMBER 30,       December 31,
(in billions)                                             1997                1996               1997             1996
-------------                                    -------------         -----------      -------------       ------------
INTEREST RATE CONTRACTS
Futures, Forwards and Forward Rate Agreements
  Trading                                              $   1,742.1         $  1,209.6        $      0.3           $    0.5
  Asset and Liability Management                              55.7               30.8               ---                ---
Interest Rate Swaps
  Trading                                                  3,225.3            2,300.3              12.3               11.4
  Asset and Liability Management                              99.7               96.4               0.5                0.7
Purchased Options
  Trading                                                    324.9              172.7               3.6                2.3
  Asset and Liability Management                              44.2               15.5               ---                ---
Written Options
  Trading                                                    394.3              199.4               ---                ---
  Asset and Liability Management                              18.4                1.4               ---                ---
                                                       -----------         ----------        ----------           --------
    Total Interest Rate Contracts                      $   5,904.6         $  4,026.1        $     16.7           $   14.9
                                                       ===========         ==========        ==========           ========

FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                              $   1,516.0         $  1,308.6        $     10.2           $   10.0
  Asset and Liability Management                              68.5               60.1               ---                ---
Other Foreign Exchange Contracts (b)
  Trading                                                    343.8              267.4               5.5                3.8
  Asset and Liability Management                               4.5                4.2               ---                ---
                                                       -----------         ----------        ----------           --------
    Total Foreign Exchange Contracts                   $   1,932.8         $  1,640.3        $     15.7           $   13.8
                                                       ===========         ==========        ==========           ========

EQUITY, COMMODITY AND OTHER
 CONTRACTS
  Trading                                              $      59.5         $     45.7        $      1.4           $    1.7
                                                       -----------         ----------        ----------           --------
  Total Equity, Commodity
     and Other Contracts                               $      59.5         $     45.7        $      1.4           $    1.7
                                                       ===========         ==========        ==========           ========

Total Credit Exposure Recorded on the Balance Sheet                                          $     33.8           $   30.4

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $904.5 billion, $7.3 billion and $3.5 billion, respectively, at September 30, 1997, compared with $521.5 billion, $9.5 billion and $6.4 billion, respectively, at December 31, 1996. The credit risk amounts of these contracts were minimal since exchange-traded contracts principally settle daily in cash.

(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $117.9 billion, $118.0 billion and $112.4 billion, respectively, at September 30, 1997, compared with $89.6 billion, $94.2 billion and $87.8 billion, respectively, at December 31, 1996.

Part I
Item 1. (continued)


NOTE 10 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
The following table summarizes the credit risk relating to lending-related financial instruments. The table should be read in conjunction with the description of these products and their risks included in Note Eighteen of Chase's 1996 Annual Report.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

                                                                             SEPTEMBER 30,                 December 31,
(in millions)                                                                         1997                         1996
-------------                                                                -------------                 ------------
Credit Card Lines                                                               $   59,831                  $    54,192
Other Commitments to Extend Credit                                                 118,770                       94,278
Standby Letters of Credit and Guarantees (Net of Risk
     Participations of $5,555 and $5,205)                                           35,136                       30,843
Other Letters of Credit                                                              5,130                        5,588
Customers' Securities Lent                                                          49,871                       38,715


NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of Chase's fair value methodologies, see Note Twenty of its 1996 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


                                               SEPTEMBER 30, 1997                                    December 31, 1996
                                   ------------------------------------------        --------------------------------------------
                                   CARRYING      ESTIMATED       APPRECIATION/        Carrying      Estimated      Appreciation/
  (in millions)                    VALUE         FAIR VALUE      (DEPRECIATION)       Value         Fair Value     (Depreciation)
--------------                     --------    ------------      -------------       -----------    -----------    --------------
Total Financial Assets             $  360,281    $   362,997      $   2,716          $   328,504    $   330,831       $    2,327
                                   ==========    ===========                         ===========    ===========
Total Financial Liabilities        $  344,089    $   344,645          (556)          $   314,144    $   314,626             (482)
                                   ==========    ===========        -------          ===========    ===========       ----------
Estimated Fair Value in Excess
of Carrying Value                                                 $   2,160                                           $    1,845
                                                                  =========                                           ==========



Derivative contracts used for ALM activities are included in the above amounts and are valued using market prices or pricing models consistent with methods used in valuing similar instruments used for trading purposes. The following table presents the carrying value and estimated fair value of derivatives contracts used for ALM activities.

                                               SEPTEMBER 30, 1997                                    December 31, 1996
                                    --------------------------------------------      -----------------------------------------
                                    CARRYING    ESTIMATED     NET UNRECOGNIZED        Carrying   Estimated    Net Unrecognized
(in millions)                       VALUE       FAIR VALUE    GAINS/(LOSSES)          Value      Fair Value   Gains/(Losses)
-------------------------------------------------------------------------------------------------------------------------------

Total Financial Assets              $   186      $   (109)      $      (295) (a)      $    222     $    135     $    (87)
Total Financial Liabilities         $   304      $    (24)      $      (328) (a)      $     76     $    (67)    $   (143)


(a) Gross unrecognized gains and losses related to total financial assets were $269 million and $564 million, respectively, at September 30, 1997. Gross unrecognized gains and losses related to total financial liabilities were $353 million and $681 million, respectively, at September 30, 1997.

Part I
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE AND RATIO DATA)


                                                                 1997                     1996             NINE MONTHS ENDED
                                                       -----------------------          --------             SEPTEMBER 30,
                                                       THIRD           SECOND            THIRD           --------------------
                                                       QUARTER         QUARTER           QUARTER             1997        1996
                                                       ---------       -------          --------         --------------------
EARNINGS:
Income Before Restructuring Costs                      $   1,027      $    969          $    878          $ 2,942     $  2,685 (e)
Restructuring Costs (After-Tax) (a)                          (45)          (44)              (20)            (108)      (1,060)
                                                       ----------     --------          --------          -------     --------
Net Income                                             $     982      $    925          $    858          $ 2,834     $  1,625
                                                       =========      ========          ========          =======     ========
Net Income Applicable to Common Stock                  $     941      $    874          $    803          $ 2,687     $  1,461
                                                       =========      ========          ========          =======     ========

INCOME PER COMMON SHARE:
Primary:
  Income Before Restructuring Costs                    $   2.27       $   2.11          $   1.85          $   6.40    $   5.66 (e)
  Restructuring Costs (After-Tax) (a)                     (0.10)         (0.11)            (0.05)            (0.24)      (2.38)
                                                       --------       --------          --------          --------    --------
  Net Income                                           $   2.17       $   2.00          $   1.80          $   6.16    $   3.28
                                                       ========       ========          ========          ========    ========
Assuming Full Dilution:
  Income Before Restructuring Costs                    $   2.26       $   2.11          $   1.83          $   6.32    $   5.57 (e)
  Restructuring Costs (After-Tax) (a)                     (0.10)         (0.11)            (0.05)            (0.24)      (2.34)
                                                       --------       --------          --------          --------    --------
Net Income                                             $   2.16       $   2.00          $   1.78          $   6.08    $   3.23
                                                       ========       ========          ========          ========    ========

PER COMMON SHARE:
Book Value                                             $  46.19       $  44.44          $  42.03          $  46.19    $  42.03
Market Value                                           $ 118.00       $  97.06          $  80.13          $ 118.00    $  80.13
Common Stock Dividends Declared (b)                    $   0.62       $   0.62          $   0.56          $   1.86    $   1.68

COMMON SHARES OUTSTANDING:
Average Common and Common Equivalent Shares               433.6          434.9             447.2             436.5       446.0
Average Common Shares Assuming Full Dilution              436.3          436.0             450.5             442.2       452.3
Common Shares at Period End                               420.6          423.3             439.9             420.6       439.9

PERFORMANCE RATIOS: (AVERAGE BALANCES)
Income Before Restructuring Costs: (c)
  Return on Assets                                         1.13%          1.11%             1.08%            1.13%        1.13%
  Return on Common Stockholders' Equity                   20.56%         20.20%            18.35%           20.11%       18.96% (e)
  Return on Total Stockholders' Equity                    19.40%         18.76%            17.04%           18.77%       17.57%
Net Income: (c)
  Return on Assets                                         1.08%          1.06%             1.06%            1.08%        0.68%
  Return on Common Stockholders' Equity                   19.63%         19.23%            17.90%           19.33%       10.99%
  Return on Total Stockholders' Equity                    18.55%         17.91%            16.65%           18.08%       10.63%
Efficiency Ratio (d)                                       56.7%          58.0%             58.2%            57.3%        58.7%
Efficiency Ratio - Excluding Securitizations (d)           53.4%          54.4%             56.1%            54.0%        56.8%


(a) Represents merger-related restructuring costs. See page 24 for further discussion.

(b) Chase increased its quarterly common stock dividend from $0.56 per share to $0.62 per share in the first quarter of 1997.

(c)  Based on annualized income amounts.

(d) Excludes restructuring costs, foreclosed property expense, charges for accelerated vesting of stock-based incentive awards, gain on the sale of a non-strategic, partially-owned foriegn investment, and nonrecurring items.

(e) Includes nonrecurring items which had a $70 million net favorable impact on net income. Excluding these items, net income was $2,615 million, primary earnings per share was $5.50, fully-diluted earnings per share was $5.42 and return on common stockholders' equity was 18.43%.

Certain forward-looking statements contained herein are subject to risks and uncertainties. Chase's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the Form 8-K dated October 21, 1997, and the 1996 Annual Report for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 47 for a definition of terms used throughout the 10-Q.


OVERVIEW


Chase's net income before restructuring costs for the 1997 third quarter was $1,027 million, an increase of 17%, when compared with the 1996 third quarter. Primary earnings per share ("primary EPS") and fully diluted earnings per share ("fully-diluted EPS") in the third quarter of 1997 both rose 23% from the comparable 1996 quarter. Reported net income in the 1997 third quarter was $982 million, up 14% from the 1996 third quarter. Primary and fully-diluted EPS on reported net income were $2.17 and $2.16, respectively, in 1997, both up 21% from the 1996 third quarter.

Net income before restructuring costs for the first nine months of 1997 was $2,942 million, an increase of $257 million from the same 1996 period. Primary and fully-diluted EPS for the first nine months of 1997 both increased 13% to $6.40 and $6.32, respectively, compared with the same periods of 1996. Reported net income for the first nine months of 1997 was $2,834 million compared with $1,625 million for 1996. Primary and fully-diluted EPS increased for the first nine months of 1997 to $6.16 and $6.08, respectively, from $3.28 and $3.23, respectively, in 1996.

Chase's total operating revenue for the 1997 third quarter was $4,409 million, an increase of 12% from the same 1996 period. For the first nine months of 1997, total operating revenue increased to $12,655 million, or 6%, from the comparable 1996 period. On a managed basis, which excludes the impact of credit card securitizations, total operating revenue for the 1997 third quarter increased 15% to $4,677 million and for the 1997 first nine months increased 9% to $13,425 million. The increases for both periods were due to growth in various businesses including consumer credit, asset management and private banking, operating services, trading and investment banking.

The 1997 third quarter included incremental merger savings of $130 million, which were offset by investment spending and increased incentive costs related to higher revenues. The 1997 third quarter also included $85 million of expenses due to the accelerated vesting of stock-based incentive awards and restructuring expenses of $71 million. Total noninterest expenses, before merger-related restructuring costs, and excluding the aforementioned $85 million charge, rose 9% in the 1997 third quarter.

Chase's efficiency ratio improved to 56.7% for the third quarter of 1997 (excluding the aforementioned $85 million charge), compared with 58.2% for the comparable 1996 period. Excluding the impact of credit card securitizations, the efficiency ratio for the third quarters of 1997 and 1996 was 53.4% and 56.1%, respectively.

During the 1997 third quarter, Chase purchased approximately 7.0 million common shares as part of a stock repurchase plan announced in October of 1996 and also reissued approximately 4.3 million treasury shares under its employee benefit plans, resulting in a net repurchase of 2.7 million shares. From the inception of the program through September 30, 1997, Chase has repurchased 31.4 million common shares ($3.0 billion) and reissued approximately 11.3 million treasury shares under its benefit plans, resulting in a net repurchase of 20.1 million shares ($2.1 billion).

During the third quarter, Chase elected early adoption of the Federal Reserve Board's new guidelines for calculating market risk-adjusted capital. These guidelines incorporate the use of internal models to measure market risk. In addition, the capital and assets of Chase Securities Inc. are included in the calculation of risk-based capital ratios. Giving effect to the adoption of these guidelines, Chase's Tier 1 and total risk-based capital ratios were 7.8% and 11.6%, respectively, and its leverage ratio was 6.0% at September 30, 1997.

MARKET DEVELOPMENTS SINCE SEPTEMBER 30, 1997

In the latter part of October, trading markets became difficult and unusually volatile. There were sharp declines and a loss of liquidity for certain securities, particularly emerging markets securities.

As a result of these market developments, Chase's trading revenue (including trading-related net interest income) for the month of October amounted to a loss of approximately $160 million before tax.

The October trading results and the ongoing uncertain market environment present some risk that Chase will be unable to achieve its previously announced 1997 target of 15% annual growth in operating earnings per share.

Chase's other previously announced 1997 financial goals are: managed revenue growth of 6% to 8%; return on common stockholders' equity of 19%; an efficiency ratio of between 54% and 55%; and incremental merger savings of $635 million to $680 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Reported net interest income for the 1997 third quarter was $2,046 million, an increase of $20 million from the 1996 third quarter. For the first nine months, net interest income was $6,079 million in 1997, a decrease of $48 million from the 1996 level (excluding $54 million of interest income, in 1996, related to Federal and State tax audit settlements). Excluding the impact of securitizations and the 1996 tax audit settlements, net interest income on a managed basis increased 4% in the 1997 third quarter and 3% for the first nine months of 1997, reflecting a higher level of liquid interest-earning assets to support Chase's trading businesses.

                                                                  THIRD QUARTER                              NINE MONTHS
                                                   ---------------------------------------       ---------------------------------
                                                     1997            1996         % Change         1997         1996      % Change
                                                   ---------      ---------       --------       ---------   ---------    --------
(in millions)
NET INTEREST INCOME
     Managed Basis                                 $   2,365      $   2,270          4.2%       $   6,992    $   6,766 (a)   3.3 %
     Impact of Securitizations                          (319)          (244)         --              (913)        (639)         --
                                                   ---------      ---------                     ---------    ---------
     Reported                                      $   2,046      $   2,026          1.0%       $   6,079    $   6,127 (a)  (0.8)%
                                                   =========      =========                     =========    =========

(in billions)
AVERAGE INTEREST-EARNING ASSETS
     Managed Basis                                 $   304.4      $   275.3         10.6%       $   295.2    $   268.4       10.0%
     Impact of Securitizations                         (14.8)         (11.9)         --             (14.1)       (10.0)        --
                                                   ---------      ---------                     ---------    ---------
     Reported                                      $   289.6      $   263.4          9.9%       $   281.1    $   258.4        8.8%
                                                   =========      =========                     =========    =========

NET YIELD ON INTEREST-EARNING ASSETS (b)
     Managed Basis                                     3.09%         3.29%           --           3.18%          3.37% (a)    --
     Impact of Securitizations                         (.28)         (.22)           --           (.28)          (.19)        --
                                                       ----          ----                         ----           ----
     Reported                                          2.81%         3.07%           --           2.90%          3.18% (a)    --
                                                       ====          ====                         ====           ====

(a) Excludes $54 million of interest income related to tax audit settlements which was considered a nonrecurring item.

(b) Reflected on a taxable equivalent basis in order to permit comparison of yields on tax-exempt and taxable assets. For net interest income on a taxable equivalent basis, and additional information on average balances and rates, see the Average Balance Sheets on pages 44 and 45.


The reported and managed net yields on average interest-earning assets decreased in the 1997 third quarter and first nine months compared with the same 1996 periods. The declines in net yield are primarily due to a higher level of lower-yielding liquid assets, driven by Chase's trading businesses, and generally narrower spreads on interest-earning assets.

Average interest-earning assets retained on the balance sheet increased by 10% in the third quarter of 1997 and 9% in the first nine months of 1997, principally as a result of the increase in liquid interest-earning assets. Liquid interest-earning assets (in particular trading-related assets) increased in the 1997 third quarter and first nine months by 18% and 22%, respectively. Average total loans (both commercial and consumer) and securities also increased in both 1997 periods, but decreased slightly as a percentage of total interest-earning assets. The growth in interest-earning assets in both 1997 periods was funded by an increase in Federal funds purchased and securities sold under repurchase agreements, which provide short-term funding for trading-related positions. Additionally, higher deposit levels and other borrowings also contributed to funding the growth in interest-earning assets.



AVERAGE INTEREST-EARNING ASSETS

                                                            THIRD QUARTER
                                                            -------------
(in billions)                                  1997                                 1996
                                   ---------------------------           -----------------------

Loans                              $    161.2            56%             $  150.1            57%
Securities                               45.0            15                  42.5            16
Liquid Assets                            83.4            29                  70.8            27
                                   ----------        ------              --------         -----
Total                              $    289.6           100%             $  263.4           100%
                                   ==========        ======              ========         =====

                                                             NINE MONTHS
                                                             -----------
                                               1997                                 1996
                                   ---------------------------           ------------------------

Loans                              $    156.9            56%             $  150.1            58%
Securities                               44.3            16                  42.6            17
Liquid Assets                            79.9            28                  65.7            25
                                   ----------        ------              --------         -----
Total                              $    281.1           100%             $  258.4           100%
                                   ==========        ======              ========         =====



Management anticipates that, given its current expectations for interest rate movements for the remainder of 1997, Chase's managed net interest income in 1997 will be approximately 3% higher than in 1996 (excluding the impact of tax audit settlements in 1996).

PROVISION FOR CREDIT LOSSES
Chase's provision for credit losses, which has equaled net charge-offs, amounted to $190 million in the 1997 third quarter and $599 million for the first nine months of 1997. These results compare with $220 million and $715 million, respectively, for the prior year's periods. The decreases in the provision were the result of lower consumer net charge-offs on a retained basis as well as lower domestic commercial net charge-offs. Commercial net charge-offs remained at historically low levels, consistent with the prior year.

Management currently expects that the provision for credit losses for full-year 1997 (which is anticipated to continue to equal net charge-offs) will be equal to or lower than the full-year 1996 provision. This is primarily a result of the continued strong performance in the commercial and industrial loan portfolio. For a discussion of Chase's net charge-offs, see the Credit Risk Management Section on pages 30-36.

NONINTEREST REVENUE
Noninterest revenue rose 24% and 15% for the 1997 third quarter and nine month periods, respectively, reflecting a broad spectrum of fee-based and, in particular, market sensitive increases. The 1997 third quarter was particularly strong with record results in several key areas (notably trading, corporate finance and equity-related revenues, which are market sensitive categories, and trust fees). Chase continues to generate overall fee growth by offering clients integrated financing and advisory solutions and new products and by generating new business. Noninterest revenue in the first nine months of 1997 included a $44 million gain on the sale of a partially-owned foreign investment and in 1996 included a $60 million loss on the sale of a building in Japan.

                                                                    THIRD QUARTER                        NINE MONTHS
                                                            -----------------------------      ----------------------------
(in millions)                                                  1997               1996            1997                 1996
                                                            -----------       -----------      -----------         --------

Corporate Finance and Syndication Fees                      $     308         $     237        $     767           $    731
Trust, Custody and Investment Management Fees                     338               295              969                882
Credit Card Revenue                                               304               277              830                743
Service Charges on Deposit Accounts                                94                97              280                296
Fees for Other Financial Services                                 411               393            1,186              1,152
                                                            ---------         ---------        ---------           --------
Total Fees and Commissions                                      1,455             1,299            4,032              3,804
Trading Revenue                                                   505               343            1,401              1,085
Securities Gains                                                   58                34              189                110
Revenue from Equity-Related Investments                           243               112              586                554
Other Revenue                                                     102               111              412                180
                                                            ---------         ---------        ---------           --------
     Total                                                  $   2,363         $   1,899        $   6,620           $  5,733
                                                            =========         =========        =========           ========

FEES AND COMMISSIONS
Corporate finance and syndication fees of $308 million in the 1997 third quarter increased by $71 million, or 30%, over the 1996 third quarter and exceeded the record second quarter 1997 levels by 9%. These results are due to strong investment banking deal flow, reflecting market share gains in high-yield and investment-grade debt underwriting. Corporate finance and syndication fees for the first nine months of 1997 rose $36 million reflecting strong growth in fees from debt securities underwriting and higher levels of corporate finance activity outside the United States.

Trust, custody and investment management fees rose 15% to a record $338 million in the 1997 third quarter and rose 10% to $969 million in the first nine months of 1997. These favorable results were largely attributable to growth in domestic and foreign assets under custody, expanded securities lending activity, and a higher level of assets under management, including Chase's proprietary Vista mutual funds.

                                                                            THIRD QUARTER                      NINE MONTHS
                                                                     -------------------------       -------------------------
(in millions)                                                          1997             1996             1997              1996
                                                                     --------         --------       ----------         -------
Product Diversification:
    Institutional (a)                                                $   173          $    146       $    504           $   433
    Personal (b)                                                         108                97            311               298
    Mutual Fund Fees (c)                                                  28                20             75                62
    Other Trust Fees                                                      29                32             79                89
                                                                     -------          --------       --------           -------
      Total Trust, Custody and Investment Management Fees            $   338          $    295       $    969           $   882
                                                                     =======          ========       ========           =======

(a) Represents fees for trustee, agency, registrar, securities lending, broker clearings, safekeeping and maintenance of securities.
(b) Represents fees for trustee, estate services, custody, advisory and investment management.
(c) Represents administrative, custody, trustee and other fees in connection with Chase's proprietary mutual funds.

Credit card revenue rose 10% in the 1997 third quarter and increased 12% for the first nine months of 1997, as a result of growth in managed outstandings, including the Wal-Mart co-branded product. The increases in revenue for both 1997 periods was partially offset by a rise in net charge-offs on the securitized portfolio, which reduced the excess servicing fees Chase received from the securitizations. Average managed credit card receivables grew to $27.1 billion in the third quarter of 1997, compared with $23.9 billion for the prior year's third quarter. For a further discussion of the credit card portfolio and related securitization activity, see page 33 of this Form 10-Q.



                                                                            THIRD QUARTER                      NINE MONTHS
                                                                            -------------                      -----------
(in millions)                                                          1997             1996             1997              1996
                                                                     --------         --------       ----------         -------

FEES FOR OTHER FINANCIAL SERVICES:
   Commissions on Letters of Credit and Acceptances                  $    78          $     81       $    224           $   252
   Fees in Lieu of Compensating Balances                                  81                75            236               223
   Mortgage Servicing Fees                                                59                55            177               159
   Loan Commitment Fees                                                   30                32             86                92
   Other Fees                                                            163               150            463               426
                                                                     -------          --------       --------           -------
     Total                                                           $   411          $    393       $  1,186           $ 1,152
                                                                     =======          ========       ========           =======


The higher levels of mortgage servicing fees for the 1997 periods reflect an increase in mortgage servicing volume largely resulting from the acquisition of the portfolio of Source One Mortgage Services Corporation ("Source One") in February 1997.

Higher fees related to insurance products, brokerage commissions, investment services and cash management services contributed to the increase in other fees.

TRADING REVENUE

                                                                            THIRD QUARTER                      NINE MONTHS
                                                                            -------------                      -----------
(in millions)                                                          1997             1996            1997              1996
                                                                     --------         --------       ----------         --------

Trading Revenue                                                      $   505          $    343       $  1,401           $  1,085
Net Interest Income Impact (a)                                           173               132            510                417
                                                                     -------          --------       --------           --------
Total Trading-Related Revenue                                        $   678          $    475       $  1,911           $  1,502
                                                                     =======          ========       ========           ========
Product Diversification:
     Interest Rate Contracts (b)                                     $   159          $    124       $    559           $    450
     Foreign Exchange Contracts (c)                                      228               108            572                341
     Debt Instruments and Other (d)                                      291               243            780                711
                                                                     -------          --------       --------           --------
Total Trading-Related Revenue                                        $   678          $    475       $  1,911           $  1,502
                                                                     =======          ========       ========           ========


(a) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in the net interest income caption on the Consolidated Statement of Income.

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


Trading-related revenues of $678 million for the 1997 third quarter represents the second consecutive record quarter, and are 43% above last year's third quarter results. Revenues from foreign exchange, emerging market activities and derivatives were particularly strong during the 1997 third quarter.

The increase in revenue from interest rate contracts was primarily due to higher volume as a result of volatility exhibited in the overseas markets, in particular, Europe and Asia. The rise in foreign exchange revenue reflected strong earnings across a broad spectrum of currencies. This was the result of recent volatility in the Asian markets and an increase in cross-currency trading activity in the European markets caused by uncertainty as to the integration of the European Monetary System. Debt instruments and other revenue remained at high levels, primarily as a result of strong performances in both emerging markets in Latin America and Eastern Europe and the U.S. securities business. Also contributing to the debt instruments and other category is growth in specialty derivative products.

Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by Chase on behalf of its customers, Chase's success in proprietary positioning, the credit standing of Chase, and the steps taken by central banks and governments which affect financial markets. Chase expects its trading revenues will fluctuate as these factors will vary from period to period. On November 13, 1997, Chase announced that total trading revenues (including trading-related net interest income) for the month of October amounted to a loss of approximately $160 million before tax. The loss was the result of unusually volatile and adverse trading markets in the latter part of October, characterized by sharp declines and a loss of liquidity for certain securities, particularly emerging markets securities. See "Market Developments Since September 30, 1997".

OTHER NONINTEREST REVENUE


                                                                            THIRD QUARTER                      NINE MONTHS
                                                                            -------------                      -----------
(in millions)                                                          1997             1996             1997              1996
                                                                     --------         --------       ----------         -------
Securities Gains                                                     $     58         $     34       $    189           $   110
Revenue from Equity-Related Investments                                   243              112            586               554

Other Revenue:
    Residential Mortgage Origination/Sales Activities                $     37         $     15       $     98           $    41
    Gain on Sale of a Partially-Owned Foreign Investment                   --               --             44                --
    Loss on Sale of a Building in Japan                                    --               --             --               (60)
    Net Losses on Emerging Markets Securities Sales                        --               --             --               (65)
    All Other Revenue                                                      65               96            270               264
                                                                     --------         --------       --------           -------
       Total Other Revenue                                           $    102         $    111       $    412           $   180
                                                                     ========         ========       ========           =======


Securities gains resulted from sales from the available-for-sale portfolio made in connection with Chase's asset/liability management activities. The higher gains in 1997 were primarily the result of sales of U.S. Government and agency securities in the 1997 third and second quarters and sales of securities overseas in the 1997 first quarter.

Revenue from equity-related investments includes income from domestic and international venture capital activities. The 1997 third quarter results of $243 million were a record for Chase and were significantly higher than the prior year's quarter and the quarterly average of approximately $180 million for the previous eight quarters. During the 1997 third quarter, gains in Chase's portfolio reflected market conditions which continued to favor corporate mergers and small-cap stocks. For the first nine months of 1997, revenue from equity-related investments was $586 million, an increase of 6% compared with 1996. At September 30, 1997, the carrying value of Chase's equity-related investments approximated $3.2 billion. Chase believes that equity-related investments will continue to make contributions to its earnings although the timing of the recognition of gains is unpredictable and revenues could vary significantly from period to period.

Other revenue declined $9 million in the 1997 third quarter, but rose $232 million for the first nine months, when compared with the prior year's periods. The 1997 results included higher residential mortgage origination and sales revenue resulting from favorable secondary market conditions and higher gains on portfolio sales.

All other revenue also includes Chase's investment in CIT Group Holdings, Inc. ("CIT"), which contributed revenue of $16 million in the third quarter and $48 million for the first nine months of 1997, compared with $12 million and $37 million in the respective 1996 periods.

NONINTEREST EXPENSE
Noninterest expense, excluding restructuring costs, was $2,590 million in the 1997 third quarter, an increase of 13% from the prior year's quarter, and was $7,407 million for the first nine months of 1997, an increase of 5% from the same 1996 period. The 1997 results for both periods included investment spending on new product offerings and technology, higher incentive costs and the accelerated vesting of stock based incentive awards. Partially offsetting these expenses were incremental merger savings of $130 million and $520 million, respectively, in the 1997 third quarter and first nine months.

For the 1997 third quarter and first nine months, underlying operating noninterest expense growth was 14% and 10%, respectively (see Glossary of Terms on page 47). Management believes that underlying operating noninterest expense growth for the full year of 1997 will exceed 6% due to investment spending in targeted growth businesses.

                                                               THIRD QUARTER                               NINE MONTHS
                                                               -------------                               -----------
(in millions)                                             1997              1996                      1997             1996
                                                          ----              ----                      ----             ----
Salaries                                             $    1,292          $   1,040               $    3,526         $   3,162
Employee Benefits                                           206                211                      647               741
Occupancy Expense                                           194                204                      574               632
Equipment Expense                                           192                179                      575               544
Foreclosed Property Expense                                   6                  2                        9               (15)
Other Expense                                               700                652                    2,076             1,963
                                                     ----------          ---------               ----------         ---------
     Total Before Restructuring Costs                     2,590              2,288                    7,407             7,027
Restructuring Costs                                          71                 32                      172             1,710
                                                     ----------          ---------               ----------         ---------
     Total                                           $    2,661          $   2,320               $    7,579         $   8,737
                                                     ==========          =========               ==========         =========

Efficiency Ratio                                           56.7%              58.2%                    57.3%            58.7%
Efficiency Ratio Excluding Securitizations                 53.4%              56.1%                    54.0%            56.8%


SALARIES AND EMPLOYEE BENEFITS
The increase in salaries for the 1997 third quarter and first nine months was primarily due to higher incentive costs as a result of higher earnings, particularly trading results, investments in a number of growth businesses, as well as competitive market pressures across many segments of the Global Wholesale franchise. Also, the increase in salaries for both 1997 periods reflected the accelerated vesting of stock-based incentive awards which resulted in a charge of $85 million in the 1997 third quarter and $50 million in the 1997 first quarter.

The following table presents Chase's full-time equivalent employees.

                                                                 SEPTEMBER 30,              December 31,      September 30,
                                                                          1997                      1996               1996
                                                                 -------------              ------------      -------------
Domestic Offices                                                        58,164                    57,592             57,629
Foreign Offices                                                         10,232                    10,193             10,199
                                                                        ------                    ------             ------
     Total Full-Time Equivalent Employees                               68,396                    67,785             67,828
                                                                        ======                    ======             ======


The slight increase in full-time equivalent employees since December 31, and September 30, 1996 reflects planned growth in selected businesses.

Employee benefits were down slightly in the 1997 third quarter, and decreased $94 million for the nine month period. Included in the results for 1996 was a $40 million charge related to conforming retirement benefits provided to foreign employees. Contributing to the decline in employee benefits during 1997 was lower pension expense.

OCCUPANCY AND EQUIPMENT EXPENSE
Occupancy expense in the 1997 third quarter and first nine months decreased by $10 million and $58 million, respectively. These decreases were largely a result of the consolidation of operations and branch facilities from merger integration efforts. The higher level of equipment expense was primarily the result of increased software expenses to enhance processing systems throughout Chase, and technology expenditures necessary to support targeted growth businesses.

RESTRUCTURING COSTS
In connection with the merger of The Chase Manhattan Corporation ("heritage Chase") and Chemical Banking Corporation ("heritage Chemical"), $1.9 billion of one-time merger-related costs were identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. The remaining merger-related expenses originally estimated at $250 million did not qualify for immediate recognition under an existing accounting pronouncement and were not included in the $1.65 billion charge. Merger-related expenses of $71 million were incurred in the third quarter 1997, resulting in cumulative-to-date merger-related expenses of $336 million.

Chase currently expects that merger-related expenses will rise by $100 million to $125 million from its previous estimate of $250 million. These additional costs primarily relate to technology and systems integration costs.

At September 30, 1997, the reserve balance associated with the $1.65 billion merger-related restructuring charge was approximately $550 million, the majority of which is related to the disposition of certain facilities, premises and equipment.

OTHER EXPENSE

                                                     THIRD QUARTER                                 NINE MONTHS
                                                     -------------                                 -----------
(in millions)                                1997                   1996                1997                       1996
                                             ----                   ----                ----                       ----
OTHER EXPENSE:
     Professional Services             $      139                $     127          $     408                 $     397
     Marketing Expense                         90                       73                300                       236
     Telecommunications                        77                       82                225                       249
     Amortization of Intangibles               41                       42                123                       127
     Minority Interest                         19                       16                 58                        36
     All Other                                334                      312                962                       918
                                       ----------                ---------          ---------                 ---------
       Total                           $      700                $     652          $   2,076                 $   1,963
                                       ==========                =========          =========                 =========


Other expense for the 1997 third quarter and first nine months increased by $48 million and $113 million, respectively. The increase includes expenses related to marketing and other costs for the co-branding of the Wal-Mart MasterCard which began in the fourth quarter of 1996. Also contributing to the increase in marketing expense is the promotion of PC Banking, and Better Banking products and services. In addition, there is approximately $11 million per quarter of minority interest expense associated with the REIT, which commenced in the 1996 fourth quarter. Partially offsetting these increases were lower telecommunications expenses for both 1997 periods, due to Chase's sourcing and other expense-reduction initiatives.

INCOME TAXES
Chase recognized income tax expense of $576 million in the third quarter of 1997, compared with $527 million in the third quarter of 1996. For the first nine months, Chase recorded income tax expense of $1,687 million in 1997, compared with $837 million in 1996. The 1996 amount includes tax benefits related to the restructuring charge as well as aggregate tax benefits and refunds of $132 million. Chase's effective tax rate was 37.0% for the third quarter and 37.3% for the first nine months of 1997, compared with 38.0% (excluding the aforementioned tax benefits and refunds) for both 1996 periods.

LINES OF BUSINESS RESULTS

Chase is managed using an economic-based risk-adjusted management information system ("MIS"). Chase's businesses are organized into two major business franchises, Global Wholesale Banking and Regional and Nationwide Consumer Banking ("RNCB"). Within each of these franchises, key businesses are measured independently on a profit and loss and rate of return basis, as well as by other key performance measures. Highlights of key business performance measures follow, reflecting MIS results.

LINES OF BUSINESS RESULTS

                                           Global Wholesale             Regional and Nationwide
For Three Months Ended                          Banking                    Consumer Banking                        Total (a)
September 30,                           ----------------------        ---------------------------        -------------------------
                                         1997            1996             1997              1996              1997            1996
                                         ----            ----             ----              ----              ----            ----
(in millions, except ratios)

Net Interest Income                  $       894   $      814      $     1,575        $    1,503        $    2,046      $    2,026
Noninterest Revenue                        1,601        1,222              679               566             2,363           1,899
Noninterest Expense                        1,244        1,170            1,154             1,136             2,584           2,286
                                     -----------   ----------      -----------        ----------        ----------      ----------
Operating Margin                           1,251          866            1,100               933             1,825           1,639
Credit Costs                                  78           81              472               371               196             222
                                     -----------   ----------      -----------        ----------        ----------      ----------
Income Before Taxes                        1,173          785              628               562             1,629           1,417
Income Taxes                                 437          294              241               215               602             539
                                     -----------   ----------      -----------        ----------        ----------      ----------
Operating Net Income                         736          491              387               347             1,027             878
Restructuring Costs                          (25)         (13)             (14)               (9)              (45)            (20)
                                     -----------   ----------      -----------        ----------        ----------      ----------
Net Income                           $       711   $      478      $       373        $      338        $      982      $      858
                                     ===========   ==========      ===========        ==========        ==========      ==========

Average Common Equity                $     9,884   $    9,535      $     6,601        $    6,483        $   19,023      $   17,845
Average Assets                       $   248,181   $  217,921      $   122,241        $  114,417        $  360,314      $  322,913
Return on Common Equity                     28.7%        19.3%            22.4%             20.0%             20.6%           18.4%
Efficiency Ratio                              50%          57%              51%               55%               59%             58%


For Nine Months Ended                      Global Wholesale             Regional and Nationwide
                                               Banking                     Consumer Banking                       Total (a)
September 30,                           ----------------------        ---------------------------        -------------------------
(in millions, except ratios)             1997            1996             1997              1996              1997            1996
                                         ----            ----             ----              ----              ----            ----
Net Interest Income                  $     2,644   $    2,534      $     4,660        $    4,425        $    6,079      $    6,127
Noninterest Revenue                        4,489        3,854            1,930             1,687             6,620           5,793
Noninterest Expense                        3,621        3,502            3,467             3,392             7,398           7,002
                                     -----------   ----------      -----------        ----------        ----------      ----------
Operating Margin                           3,512        2,886            3,123             2,720             5,301           4,918
Credit Costs                                 230          233            1,396             1,057               608             700
                                     -----------   ----------      -----------        ----------        ----------      ----------
Income Before Taxes                        3,282        2,653            1,727             1,663             4,693           4,218
Income Taxes                               1,204          997              673               644             1,751           1,603
                                     -----------   ----------      -----------        ----------        ----------      ----------
Operating Net Income                       2,078        1,656            1,054             1,019             2,942           2,615
Restructuring Costs                          (58)         (20)             (33)              (14)             (108)         (1,060)
Nonrecurring Items (b)                        --           --               --                --                --              70
                                     -----------   ----------      -----------        ----------        ----------      ----------
Net Income                           $     2,020   $    1,636      $     1,021        $    1,005        $    2,834      $    1,625
                                     ===========   ==========      ===========        ==========        ==========      ==========

Average Common Equity                $     9,539   $    9,619      $     6,582        $    6,452        $   18,583      $   17,762
Average Assets                       $   240,882   $  215,931      $   119,968        $  112,266        $  349,569      $  317,824
Return on Common Equity                     28.1%        21.8%           20.4%             19.9%             20.1%           18.4%
Efficiency Ratio                              51%          55%             53%               56%               58%             59%

(a) Total column includes Corporate results. See description of Corporate on page 30.

(b) Nonrecurring items for 1996 include the loss on the sale of a building in Japan, costs incurred in combining Chase's foreign retirement plans and aggregate tax benefits and refunds.

GLOBAL WHOLESALE BANKING
Global Wholesale Banking provides financing, advisory, sales and trading, trade finance, asset management, private banking and operating services. Clients include corporations, institutions, governments and wealthy individuals located around the world. Through its Global Wholesale Banking businesses, Chase is driving towards a new model for the delivery of global financial services, integrating product expertise, industry knowledge and geographic reach to effect superior customer solutions. Global Wholesale Banking operates in more than 50 countries, including major operations in all key international financial centers. Terminal Businesses, representing discontinued portfolios (primarily the remaining refinancing country debt and commercial real estate problem asset and nonperforming portfolios), are also included in Global Wholesale Banking.

Global Wholesale Banking's operating net income for the third quarter of 1997 was $736 million, an increase of $245 million over the 1996 third quarter. Operating return on equity in the third quarter of 1997 was 28.7% compared with 19.3% in 1996. Global Wholesale Banking's operating net income of $2,078 million and operating return on equity of 28.1% for the first nine months of 1997 increased from last year's results of $1,656 million and 21.8%, respectively. These favorable results were due to significant revenue growth throughout Chase's wholesale businesses, primarily higher trading-related revenue due to increases in foreign exchange and interest rate activities, strong growth in specialty derivative products and continued high levels of securities trading and underwriting.

The following table sets forth certain key financial performance measures of the businesses within Global Wholesale Banking for the periods indicated.

                                                           1997                                           1996
                                     --------------------------------------------   ----------------------------------------------
Three Months Ended                                   NET              EFFICIENCY                      Net               Efficiency
September 30,                        REVENUES      INCOME     ROCE       RATIO       Revenues       Income      ROCE       Ratio
(in millions, except ratios)         --------      ------     ----    ----------     --------       ------      ----    ----------

Global Wholesale Banking:
     Global Investment Banking
       and Corporate Lending          $  577       $   177    19.5%      40%         $   577       $  181     20.2%         38%
     Global Markets                      869           287    44.9       48              684          217     37.7          51
     Chase Capital Partners              220           123    35.1       12               69           33     10.5          24
     Global Asset Management
       and Private Banking               199            43    42.5       64              163           27     22.1          71
     Global Services                     558           103    42.0       70              496           64     22.9          79
     Terminal Businesses                  25            --    NM         NM                1          (20)    NM            NM

                                                           1997                                           1996
                                     --------------------------------------------   ----------------------------------------------
Nine Months Ended                                    NET              EFFICIENCY                      Net               Efficiency
September 30,                        REVENUES      INCOME     ROCE       RATIO       Revenues       Income      ROCE       Ratio
(in millions, except ratios)

Global Wholesale Banking:
     Global Investment Banking
       and Corporate Lending          $ 1,614      $   491    18.2%      39%        $  1,676       $  535     19.9%         37%
     Global Markets                     2,590          898    52.5       46            1,985          595     33.6          54
     Chase Capital Partners               532          292    33.2       13              529          300     36.6           9
     Global Asset Management
       and Private Banking                552          110    32.9       67              499           87     24.1          69
     Global Services                    1,593          262    33.0       73            1,459          189     22.6          79
     Terminal Businesses                   51          (20)   NM         NM               30          (40)    NM            NM

NM - Not meaningful.

GLOBAL INVESTMENT BANKING AND CORPORATE LENDING
Global Investment Banking and Corporate Lending finances and advises corporations, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. Product offerings encompass syndicated finance, high-yield securities, merger and acquisitions, project finance, restructuring, private placements, lease financing and lending. Chase continues to maintain its lead position in loan syndication and in leveraged finance. Net income for the third quarter of 1997 was $177 million, relatively flat when compared to the third quarter of 1996 reflecting higher corporate finance and syndication fees due to market share gains in high-yield underwriting and higher levels of corporate finance activities outside the United States. These increases were offset by the favorable impact of a large transaction gain during the 1996 third quarter. For the first nine months of 1997, net income of $491 million decreased $44 million compared with the same period in 1996 due to a decline in net interest income coupled with the favorable impact on the 1996 nine month results of several large transactions.

GLOBAL MARKETS
Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities, including related origination functions. A leader in capital markets, Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets in both developed and developing countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. The strong growth in trading-related revenue contributed to the favorable 1997 results. For the third quarter of 1997, net income was $287 million with a return on common equity of 45%, compared with 1996's third quarter results of $217 million and 38%, respectively. For the first nine months of 1997, net income was $898 million with a return on common equity of 53% representing a substantial increase from the first nine months results of 1996 of $595 million and 34%, respectively. Trading-related revenue of $638 million for the 1997 third quarter reflected record trading results and is an increase of 30% from last year's third quarter results. These results reflect the benefits during the first nine months of 1997 of increasing demand and a positive trading environment. For the first nine months of 1997, trading-related revenue was $1,868 million, an increase of 27% from last year's results driven by higher foreign exchange, derivatives, and securities results worldwide. Also, included within Global Markets are the domestic and international treasury units which have the primary responsibility of managing Chase's asset/liability and investment securities activities. ALM activities in the treasury units are managed on a total return basis with one of the major objectives being the creation of economic value over time. The gross total return from ALM activities for the 1997 third quarter was $134 million and for the first nine months of 1997 was $557 million.

CHASE CAPITAL PARTNERS
Chase Capital Partners ("CCP") is a global private equity organization with approximately $4.6 billion under management, including $3.2 billion in equity-related investments. CCP provides equity and mezzanine financing and employs professionals focused on investing in the United States, Europe, Asia and Latin America, for a wide variety of investment opportunities. During the first nine months of 1997, CCP's direct investments totaled $433 million in over 73 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions. Net income for the third quarter of 1997 was $123 million, a $90 million increase from the 1996 third quarter, reflecting significant equity-related gains as market conditions continued to favor corporate mergers and small-cap stocks. For the first nine months of 1997, net income was $292 million, an $8 million decrease from last year's nine month results, reflecting a lower number of large transaction gains in 1997 when compared with the same period in 1996.

GLOBAL ASSET MANAGEMENT AND PRIVATE BANKING
The Global Asset Management and Private Banking group serves a global client base of wealthy individuals, institutional investors and mutual fund investors. Services include asset management for institutional investors, Vista Mutual Funds (at September 30, 1997, the fourth largest bank-managed fund family in the U.S.), and a full range of private banking capabilities, including investment management, trust and estates, custody, and advisory services for wealthy individuals around the world. Total assets under management amounted to $152 billion at September 30, 1997. Net income was $43 million in the 1997 third quarter, a $16 million increase from the third quarter of 1996, reflecting an increased volume of global banking transactions for private banking clients and higher levels of client assets. For the first nine months of 1997, net income grew 26% to $110 million, with a return on common equity of 33%, due to a higher level of assets under management and increased investment advisory activities. The 1996 nine month results included a $23 million pre-tax gain on the sale of certain deposits.

GLOBAL SERVICES
Global Services is a leading provider of information and transaction services globally. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $4.0 trillion in assets at September 30, 1997 and serviced over $1.6 trillion in outstanding debt. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Net income in the third quarter of 1997 was $103 million, an increase of $39 million or 61% from 1996 third quarter. For the first nine months of 1997, net income increased 39% from last year's results to $262 million. Return on common equity for the 1997 third quarter was 42% and for the first nine months of 1997, it was 33%; excluding the impact of goodwill, the return on tangible common equity was 56% and 44%, respectively. These favorable results are due to strong revenue growth primarily in global investor services and global trust, reflecting an increase in assets under custody and new business initiatives, as well as continued productivity gains.

REGIONAL AND NATIONWIDE CONSUMER BANKING (RNCB)
The Regional and Nationwide Consumer Banking franchise, as of September 30, 1997, included the fourth-largest bank credit card issuer in the U.S., the third-largest originator and the second-largest servicer of residential mortgages and a leading provider of auto financing and other consumer lending products. Chase maintains a leading market share position in the New York metropolitan tri-state area in serving the financial needs of consumers, middle market commercial enterprises and small businesses. It offers customers convenient access to financial services by telephone, PC, and the Internet, and has the most branches and ATMs in the New York metropolitan tri-state area. Additionally, included in RNCB is Texas Commerce Bank, which is the second-largest bank in Texas and a leader in providing financial products and services to businesses and individuals throughout Texas. RNCB also includes a small international consumer presence which is highly profitable.

RNCB's operating net income for the third quarter of 1997 was $387 million, a $40 million increase from the 1996 third quarter. For the first nine months of 1997, RNCB's operating net income was $1,054 million, a $35 million increase when compared with last year's results. The favorable impacts from higher revenue (which was driven by higher loan volume in credit cards and mortgage banking products) and from the benefit of merger-related savings were partially offset by higher credit provisions for credit cards and auto loans and higher expenses related to marketing initiatives and new product offerings.

The following table sets forth certain key financial performance measures of the businesses within RNCB for the periods indicated.

                                                             1997                                            1996
                                    ------------------------------------------------   -------------------------------------------
Three Months Ended                                      NET               EFFICIENCY                      Net            Efficiency
September 30,                         REVENUES (a)    INCOME    ROCE        RATIO       Revenues       Income    ROCE      Ratio
                                      --------        ------    ----        -----       --------       ------    ----      -----
(in millions, except ratios)
Regional and Nationwide
  Consumer Banking:
     Credit Cards                       $  778       $    86    18.5%        34%         $   674       $   81   21.7%        37%
     Retail Payments and
      Investments                          519            82    30.0         72              509           68   24.5         76
     Middle Market                         209            52    23.8         49              204           46   16.7         53
     Mortgage Banking                      194            51    19.2 (b)     53              168           35   10.6         60
     National Consumer Finance             163            32    27.8         40              144           31   26.1         43
     International Consumer                 65            12    61.2         67               64           15   77.6         58
     Texas Commerce                        348            84    22.6         59              314           72   20.3         62

                                                          1997                                            1996
                                 ------------------------------------------------   ----------------------------------------------
Nine Months Ended                                    NET              EFFICIENCY                      Net               Efficiency
September 30,                      REVENUES (a)    INCOME     ROCE       RATIO       Revenues       Income      ROCE       Ratio
                                   --------        ------     ----       -----       --------       ------      ----       -----
(in millions, except ratios)
Regional and Nationwide
  Consumer Banking:
     Credit Cards                     $2,228       $   180   14.7%       37%         $  1,949      $   224      19.9%       39%
     Retail Payments and
      Investments                      1,548           241   29.2        73             1,514          212      25.9        75
     Middle Market                       632           162   21.6        48               620          142      17.6        52
     Mortgage Banking                    566           143   16.1 (b)    54               492           84       8.5        66
     National Consumer Finance           480            87   25.3        41               447          101      29.4        42
     International Consumer              195            41   71.4        62               188           44      76.9        59
     Texas Commerce                      993           222   19.9        61               925          204      19.2        63


(a) Insurance products are managed within Retail Payments and Investments but are included for reporting purposes in Credit Cards, Mortgage Banking, and National Consumer Finance. These insurance products, in the aggregate, generated revenues of $24 million and $20 million for the third quarter of 1997 and 1996, respectively, and $74 million and $55 million for the first nine months of 1997 and 1996, respectively.

(b) Excluding the impact of goodwill, the return on tangible common equity was 28% for the third quarter of 1997 and 23% for the first nine months of 1997.

CREDIT CARDS
Chase Cardmember Services ranked as the fourth largest bank card issuer in the United States as of September 30, 1997, with a $27.4 billion managed portfolio. Included in the portfolio is $4.7 billion in outstandings related to the co-branded Shell MasterCard. For the third quarter of 1997, net income (reflected on a managed basis) was $86 million, a $5 million increase from the 1996 third quarter. For the first nine months of 1997, net income was $180 million, a $44 million decrease from the same period in 1996. Earnings for the first nine months of 1997 were driven by a 14% revenue increase generated from growth in both the core portfolio and from co-branded initiatives and the effects of higher fees and risk-based pricing initiatives. However, net income declined as a result of higher credit card charge-offs and expenses related to the launch of the Wal-Mart co-branded credit card.

RETAIL PAYMENTS & INVESTMENTS
At September 30, 1997, Retail Payments and Investments has the leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. In addition to its tri-state businesses, Retail Payments and Investments includes discount brokerage services and Chase's nationwide insurance and investment products. Retail Payments and Investments allows customers to choose the way they handle their financial relationships, offering telephone, PC and Internet banking in addition to branches and ATMs. Net income in the third quarter of 1997 was $82 million, an increase of $14 million when compared to 1996's third quarter. For the first nine months, net income was $241 million in 1997, an increase of $29 million from 1996. The improvement in net income is due primarily to lower noninterest expense, reflecting staff reductions and branch consolidations, coupled with the impact of higher deposit volumes and higher fees from insurance products.

MIDDLE MARKET
Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 to $500 million) regionally, with a national focus in selected industries. Also, it is the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle market companies and is the lead bank for 25% of such companies. Net income for the 1997 third quarter was $52 million, a $6 million increase when compared with the 1996 third quarter, due primarily to higher corporate finance fees. For the first nine months of 1997, net income was $162 million, a 14% increase from last year's nine month results, due to higher deposit volume and staff reductions.

MORTGAGE BANKING
At September 30, 1997, Mortgage Banking is the third-largest originator and second largest servicer of residential mortgage loans in the U.S., serving more than 1.8 million customers nationwide. In 1997, Chase completed the acquisition of Source One's $17 billion portfolio of mortgage servicing rights and at September 30, 1997, Chase's servicing portfolio totaled $166.2 billion. In the first nine months of 1997, $25.0 billion in loans were originated. Net income in the third quarter of 1997 was $51 million, a $16 million increase from the 1996 third quarter. The increase is attributable to higher gains from mortgage warehouse and sub-prime loan sales and from an increase in origination fees. For the first nine months of 1997, net income was $143 million, a $59 million increase from last year's nine month results, reflecting a 15% increase in revenue. The increase is the result of a higher level of servicing assets, an increase in net interest income due to loan growth, and a 6% decrease in expenses due to merger saves and the productivity gains resulting from the reengineering of the mortgage origination business. Return on common equity for the 1997 third quarter is 19% and for the first nine months of 1997 is 16%; however, excluding the impact of goodwill, the return on tangible common equity is 28% and 23% for both periods, respectively.

NATIONAL CONSUMER FINANCE
National Consumer Finance is a leading provider of auto financing, home equity secured lending, student lending, unsecured consumer lending (Chase Advantage Credit) and manufactured housing financing. At September 30, 1997, Chase Auto Finance had $11.6 billion in outstandings with $7.5 billion in new originations for the first nine months of 1997. Net income in the third quarter of 1997 was $32 million which was flat when compared with the 1996 third quarter. For the first nine months of 1997, net income was $87 million, a $14 million decrease from last year's nine month results. The results for both periods in 1997 include revenue growth due to an increase in loan volume, which was offset by a higher credit provision. The growth in revenue for the first nine months of 1997 when compared to the same 1996 period, was partially offset by the impact of a joint venture formed with Sallie Mae in the 1996 fourth quarter, which is accounted for on the equity basis. Excluding the effects of this joint venture, year-to-date revenue grew by 16%.

INTERNATIONAL CONSUMER
International Consumer provides loan, deposit, investment and insurance products for individuals in Hong Kong. Also, included is The Manhattan Card Company Limited (Chase's 54% owned subsidiary) which is the third-largest credit card issuer in Hong Kong. Additionally, Chase has a leading full-service banking presence in Panama and the Eastern Caribbean, providing deposit, investment and asset products for individuals, small businesses, large corporations and government entities. Net income for the third quarter of 1997 is $12 million and for the first nine months of 1997 is $41 million, which is a $3 million decrease in both periods when compared to the same 1996 periods. The 1997 nine month results were driven by a 4% growth in revenue, reflecting higher loan volumes, offset by higher expenses, primarily due to investment spending, and higher credit costs.

TEXAS COMMERCE
Texas Commerce is the primary bank for more large corporations and middle market companies than any other bank in Texas. Texas Commerce also maintains a strong consumer banking presence through its 125 locations. Additionally, Texas Commerce was the largest bank for personal and corporate trust services in the Southwest. As of September 30, 1997, Texas Commerce had $22.5 billion in total assets. Net income for the third quarter of 1997 was $84 million, a $12 million increase when compared with the 1996 third quarter. For the first nine months of 1997, net income was $222 million, an $18 million increase from last year's nine month results. Texas Commerce continues to produce solid revenue growth, reflecting an increase in fee-based activities and higher loan and deposit volumes. This is partially offset by higher expenses and credit costs. Return on common equity for the 1997 third quarter is 23% and for the first nine months of 1997 is 20%; however, excluding the impact of goodwill, the return on tangible common equity is 29% and 26%, respectively.

CORPORATE
Corporate includes the management results attributed to Chase's investment in CIT and some effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. The securitized portion of the credit card portfolio is included in Corporate. Corporate also includes one-time unallocated special items such as merger-related restructuring charges and expenses as well as tax refunds. For the third quarter of 1997, Corporate had an operating net loss of $96 million compared with operating net income of $40 million in the 1996 third quarter. For the first nine months of 1997, Corporate had an operating net loss of $190 million compared to a $60 million operating net loss in the first nine months of 1996. Included in the 1997 results were $135 million of expenses related to the accelerated vesting of stock-based incentive awards ($85 million after-tax). Chase's economic risk-based methodology for capital is allocated on a business unit level basis for credit, market and operating risk, with the unallocated portion of capital included in Corporate. In 1997, Corporate had unallocated equity of $2,538 million in the third quarter and $2,462 million in the first nine months, compared with $1,827 million in the 1996 third quarter and $1,691 million in the first nine months of 1996. The increases in unallocated capital reflects the continued improvement of the overall risk profile of Chase and the generation of retained earnings.

Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. The current presentation of the lines-of-business results have been restated to reflect a single, uniform post-merger set of management accounting policies.

Guidelines exist for assigning expenses that are not directly incurred by the businesses, such as overhead and taxes, as well as for allocating shareholders' equity and the provision for credit losses, utilizing a risk-based methodology. Also, incorporated in the guidelines is a process for matching assets and liabilities with similar maturity, liquidity and interest characteristics within each business. Noninterest expenses of Chase are fully allocated to the business units except for special corporate one-time charges. The provision for credit losses is allocated to the wholesale bank and commercial businesses based on a consistently applied credit risk methodology and a risk-grading system appropriate for a business unit's portfolio. For the retail consumer businesses, provision for credit losses are assigned utilizing a net charge-off methodology. Long-term expected tax rates are assigned in evaluating Chase's businesses.


CREDIT RISK MANAGEMENT

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1996 and should be read in conjunction with pages 48-54 of Chase's 1996 Annual Report. A description of Chase's accounting policies for its nonperforming assets is provided in Note One of Chase's 1996 Annual Report.

LOAN PORTFOLIO
Chase's loans outstanding totaled $163.1 billion at September 30, 1997, compared with $155.1 billion at the 1996 year-end. The increase reflects higher demand for consumer and commercial loans, partially offset by the impact of credit card, auto loan, residential and commercial mortgage securitizations.

Chase's nonperforming assets at September 30, 1997 were $1,036 million, a decrease of $115 million from the 1996 year-end level. The reduction reflects the ongoing improvement in Chase's credit profile as a result of a lower level of loans being placed on nonperforming status, repayments, charge-offs, and continuing loan workout and collection activities.

Total net charge-offs were $190 million in the third quarter of 1997, compared with $220 million for the comparable period in 1996. For the first nine months, net charge-offs were $599 million in 1997, compared with $715 million in 1996. The amount for the first nine months of 1996 excludes a charge of $102 million related to conforming the credit card charge-off policies of the two predecessor banks. Total net charge-offs (on a managed basis, which excludes the impact of credit card securitizations) were $436 million in the 1997 third quarter, compared with $364 million in the third quarter of 1996. For the first nine months, total net charge-offs (on a managed basis) were $1,315 million in 1997, compared with $1,098 million in 1996 (excluding the aforementioned charge of $102 million). The increases in managed net charge-offs for both 1997 periods reflect growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies.

The following table presents Chase's loan-related information for the dates indicated.

                                                                                                   PAST DUE 90 DAYS AND OVER
                                                         LOANS               NONPERFORMING ASSETS      & STILL ACCRUING
                                              ------------------------       --------------------  -------------------------
                                               SEPT 30,        Dec 31,       SEPT 30,     Dec 31,     SEPT 30,     Dec 31,
(in millions)                                    1997            1996         1997         1996         1997        1996
                                              --------        --------        ----        ------        ----        ----
DOMESTIC CONSUMER:
Residential Mortgage(a)                       $ 38,730        $ 36,621        $324        $  249        $  2        $  7
Credit Card                                     11,618          12,157          --          --           180         267
Auto Financings                                 13,437          11,121          22            28          16           6
Other Consumer(b)                                8,275           9,185          10             7         115         115
                                              --------        --------        ----        ------        ----        ----
  Total Domestic Consumer                       72,060          69,084         356           284         313         395
                                              --------        --------        ----        ------        ----        ----
DOMESTIC COMMERCIAL:
Commercial and Industrial                       38,846          34,742         308           444          20          19
Commercial Real Estate(c)                        6,555           5,934         119           156          10           8
Financial Institutions                           5,062           5,540           2             2          --          --
                                              --------        --------        ----        ------        ----        ----
  Total Domestic Commercial                     50,463          46,216         429           602          30          27
                                              --------        --------        ----        ------        ----        ----
  Total Domestic                               122,523         115,300         785           886         343         422
                                              --------        --------        ----        ------        ----        ----
FOREIGN:
Commercial and Industrial                       25,455          23,109          96            79          --           6
Commercial Real Estate                             772             800          --             1          --          --
Financial Institutions & Foreign Gov't          10,645          12,597          29            38          --          --
Consumer                                         3,692           3,286          21            17           6           6
                                              --------        --------        ----        ------        ----        ----
  Total Foreign                                 40,564          39,792         146           135           6          12
                                              --------        --------        ----        ------        ----        ----
TOTAL LOANS                                   $163,087        $155,092         931         1,021        $349        $434
                                              ========        ========        ----        ------        ====        ====
Assets Acquired as Loan Satisfactions                                          105           130
                                                                              ----        ------
TOTAL NONPERFORMING ASSETS                                                $  1,036      $  1,151
                                                                          ========      ========

                                                              NET CHARGE-OFFS
                                              -----------------------------------------------
                                                                           NINE MONTHS ENDED
                                                  THIRD QUARTER                SEPTEMBER 30,
(in millions)                                  1997          1996          1997          1996
                                              -----         -----         -----         -----
DOMESTIC CONSUMER:
Residential Mortgage(a)                       $   8         $   7         $  21         $  22
Credit Card                                     132           152           403           462
Auto Financings                                  15            11            42            25
Other Consumer(b)                                41            40           129           103
                                              -----         -----         -----         -----
  Total Domestic Consumer                       196           210           595           612
                                              -----         -----         -----         -----
DOMESTIC COMMERCIAL:
Commercial and Industrial                        15            (4)           33            90
Commercial Real Estate(c)                       (13)            6           (23)           32
Financial Institutions                           (1)         --              (1)         --
                                              -----         -----         -----         -----
  Total Domestic Commercial                       1             2             9           122
                                              -----         -----         -----         -----
  Total Domestic                                197           212           604           734
                                              -----         -----         -----         -----
FOREIGN:
Commercial and Industrial                        (4)            5            (7)          (15)
Commercial Real Estate                         --            --            --              (2)
Financial Institutions & Foreign Gov't           (6)         --              (7)           (8)
Consumer                                          3             3             9             6
                                              -----         -----         -----         -----
  Total Foreign                                  (7)            8            (5)          (19)
                                              -----         -----         -----         -----
TOTAL LOANS                                     190           220           599           715
                                              -----         -----         -----         -----
Charge Related to Conforming
  Credit Card Charge-off Policies              --            --            --             102
                                              -----         -----         -----         -----
TOTAL                                         $ 190         $ 220         $ 599         $ 817
                                              =====         =====         =====         =====

(a) Consists of 1-4 family residential mortgages.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. Student loans which were past due 90 days and over and still accruing were approximately $38 million and $54 million at September 30, 1997 and December 31, 1996, respectively.
(c) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

DOMESTIC CONSUMER PORTFOLIO
Residential Mortgage Loans: Residential mortgage loans were $38.7 billion at September 30, 1997, reflecting a $2.1 billion increase during 1997 largely due to a higher level of adjustable-rate loan outstandings. At September 30, 1997, nonperforming domestic residential mortgage loans as a percentage of the portfolio was 0.84%, compared with 0.68% at the 1996 year-end.

The following table presents the residential mortgage servicing portfolio activity for the periods indicated. A discussion of Chase's mortgage servicing and loan origination activities is included on pages 49-50 of Chase's 1996 Annual Report.


                                                   THIRD QUARTER           NINE MONTHS
                                                ------------------     -------------------
(in billions)                                    1997        1996        1997        1996
                                                ------      ------     ------       ------
Balance at Beginning of Period                 $ 162.9     $ 133.3   $  140.7       $ 132.1
  Originations                                     9.8         6.7       25.0          22.3
  Acquisitions                                     --          --        16.8 (a)       1.1
  Repayments and Sales                            (6.5)       (5.1)     (16.3)        (20.6)
                                               -------     -------   --------       -------
Balance at September 30,                       $ 166.2     $ 134.9   $  166.2       $ 134.9
                                               =======     =======   ========       =======


(a)Represents acquisition of Source One servicing portfolio in February 1997.


Mortgage servicing rights ("MSRs"), which are included in other assets, amounted to $1,861 million at September 30, 1997, compared with $1,404 million at December 31, 1996. The higher level of MSRs reflects the corresponding increase in Chase's residential mortgage servicing portfolio partly due to the acquisition of the Source One servicing portfolio. The Source One acquisition added $246 million of MSRs at September 30, 1997. Chase continually evaluates prepayment exposure of the servicing portfolio, adjusting the balance and remaining life of the servicing rights as a result of prepayments, and utilizes derivative contracts (interest rate swaps and purchased option contracts) to reduce its exposure to such prepayment risks. At September 30, 1997, the carrying value of these derivative contracts was $113 million, and gross unrecognized gains and losses were $51 million and $35 million, respectively, resulting in an estimated positive fair value of $129 million.

Credit Card Loans: Chase analyzes its credit card portfolio on a "managed basis", which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized. During the third quarter of 1997, Chase securitized $2.0 billion of credit card receivables. No credit card receivables were securitized during the third quarter of 1996. During the first nine months of 1997, Chase securitized $3.4 billion of credit card receivables, compared with $5.8 billion in the same 1996 period. For the third quarter of 1997, average managed receivables were $27.1 billion, compared with $23.9 billion in the 1996 third quarter, reflecting the continued growth in credit card outstandings.

The following table presents credit-related information for Chase's managed credit card receivables.

                                                                AS OF OR FOR THE               AS OF OR FOR THE
                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ----------------------          ----------------------
(in millions)                                                 1997            1996            1997            1996
                                                             ------          ------          ------          ------
Average Managed Credit Card Receivables                     $27,089         $23,936         $25,996         $23,457
Past Due 90 Days & Over and Accruing                        $   523         $   469         $   523         $   469
  As a Percentage of Average Credit Card Receivables           1.93%           1.96%           2.01%           2.00%
Net Charge-offs (a)                                         $   378         $   296         $ 1,119         $   845
  As a Percentage of Average Credit Card Receivables           5.57%           4.95%           5.74%           4.80%


(a) Excludes charge related to conforming the credit card charge-off policies of heritage Chase and heritage Chemical.

The increase in net charge-offs on managed credit card receivables for both the three-month and nine-month periods ending September 30, 1997, when compared with the same 1996 periods, reflects growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies. Net charge-offs for the 1997 third quarter have decreased when compared with the 1997 second quarter. This decrease is due to the slight improvement in the levels of personal bankruptcies and delinquencies during the 1997 third quarter. Management currently believes that credit card net charge-offs peaked in the second quarter of 1997. Additionally, management expects that Chase's credit card net charge-offs, as a percentage of average managed credit card receivables, will be approximately 5.6% to 5.7% for the full year 1997.

During October 1997 Chase agreed to purchase substantially all of The Bank of New York's credit card portfolio, totaling approximately 3.5 million accounts and approximately $4.0 billion in outstandings. The acquisition is expected to be completed by year-end 1997.

Credit Card Securitizations: For a discussion of Chase's credit card securitizations, see page 51 of Chase's 1996 Annual Report.

The following table outlines the impact of the securitizations of credit card receivables by showing the favorable (unfavorable) change in the reported Consolidated Statement of Income line items for the periods indicated.

Favorable (Unfavorable) Impact                              THIRD QUARTER                NINE MONTHS
                                                       --------------------          --------------------
(in millions)                                           1997          1996            1997          1996
                                                       ------        ------          ------        ------
Net Interest Income                                    $(319)        $(244)          $(913)        $(639)
Provision for Credit Losses                              249           148             730           409
Credit Card Revenue                                       58            95             152           217
Other Revenue                                             (7)         --                (9)           11
                                                       -----         -----           -----         -----
Pre-tax Income (Loss) Impact of Securitizations        $ (19)        $  (1)          $ (40)        $  (2)
                                                       =====         =====           =====         =====

The pre-tax loss on securitizations for both 1997 periods is due to the impact of upfront losses arising at the time of the securitizations in 1997 (as a result of the implementation of SFAS 125), which will be subsequently recovered as higher credit card revenue over the life of the securitizations. In addition, the amortization of gains from prior years' securitizations reduced the 1997 pre-tax amounts. Credit card securitizations have no net pre-tax impact on Chase's income statement over the life of a securitization. Therefore, the amounts in the above table reflect the timing of gain/loss recognition associated with these securitizations.

Auto Financings: The auto financing portfolio, which consists of auto loans and leases, was $13.4 billion at September 30, 1997 and $11.1 billion at December 31, 1996. The increase reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $8.2 billion in the first nine months of 1997, compared with $9.3 billion in the same 1996 period. Chase securitized approximately $2.1 billion of auto loans during the first nine months of 1997, compared with $3.0 billion during the first nine months of 1996. Net charge-offs related to auto financings were $15 million in the 1997 third quarter, compared with $11 million in the same period in 1996. For the first nine months, net charge-offs of auto financings were $42 million in 1997, compared with $25 million in 1996. The increased level of net charge-offs related to auto financings in both 1997 periods primarily reflects growth in the portfolio and unfavorable performance in a discontinued product line.

Other Consumer Loans: Other consumer loans, which includes student loans, unsecured revolving lines of credit, and secured installment loans, decreased by $.9 billion at September 30, 1997. This decrease was due to the sale of recreational vehicle and marine loan portfolios in the 1997 third quarter. The increase in net charge-offs for the 1997 first nine months reflects higher personal bankruptcies related to unsecured revolving lines of credit.

DOMESTIC COMMERCIAL PORTFOLIO
Domestic Commercial and Industrial Portfolio: The domestic commercial and industrial portfolio totaled $38.8 billion at September 30, 1997, an increase from $34.7 billion at December 31, 1996. The portfolio consists primarily of loans made to large corporate and middle market customers and is broadly diversified geographically and by industry.

Nonperforming domestic commercial and industrial loans were $308 million at September 30, 1997, compared with $444 million at December 31, 1996. In the third quarter of 1997, Chase had net charge-offs of $15 million compared with net recoveries of $4 million in the third quarter of 1996. For the first nine months, net charge-offs were $33 million in 1997 compared with $90 million in 1996.

Management expects commercial and industrial loan net charge-offs for full-year 1997 to be equal to or lower than the 1996 full-year level, primarily as a result of the continued strong performance in the commercial and industrial loan portfolio.

Domestic Commercial Real Estate Portfolio: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by one-to-four family residential properties (which are included in the consumer loan portfolio). The domestic commercial real estate loan portfolio totaled $6.6 billion at September 30, 1997, an increase of 10% from December 31, 1996, reflecting increased loan originations during the 1997 third quarter. A substantial portion of the loans originated during the 1997 third quarter are in the process of being syndicated or securitized.

The table below sets forth the major components of the domestic commercial real estate loan portfolio.

                                                          SEPTEMBER 30,   December 31,
  (in millions)                                               1997            1996
                                                          -------------   -------------
Commercial Mortgages                                        $ 5,594        $  5,040
Construction                                                    961             894
                                                            -------        --------
Total Domestic Commercial Real Estate Loans                 $ 6,555        $  5,934
                                                            =======        ========


Nonperforming domestic commercial real estate loans were $119 million at September 30, 1997, a $37 million decrease from the December 31, 1996 level.

Domestic Financial Institutions Portfolio: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting, or insurance. Loans to domestic financial institutions were $5.1 billion, or 3% of total loans outstanding, at September 30, 1997, compared with $5.5 billion at December 31, 1996. The portfolio continued to maintain its strong credit quality during the first nine months of 1997.

FOREIGN PORTFOLIO
Foreign portfolio includes commercial and industrial loans, loans to financial institutions, commercial real estate, loans to foreign governments and official institutions, and consumer loans. At September 30, 1997, Chase's total foreign loans were $40.6 billion, compared with $39.8 billion at December 31, 1996. The portfolio included foreign commercial and industrial loans of $25.5 billion at September 30, 1997, an increase of $2.3 billion from the 1996 year-end.

Foreign nonperforming loans at September 30, 1997 were $146 million, an $11 million increase from December 31, 1996. Net recoveries of foreign loans were $7 million in the 1997 third quarter, compared with net charge-offs of $8 million in the 1996 third quarter. For the first nine months, foreign loan net recoveries were $5 million in 1997, compared with net recoveries of $19 million in 1996.

INDUSTRY DIVERSIFICATION
Based upon the industry classifications utilized by Chase at September 30, 1997, there were no industry segments which exceeded 5% of total Commercial and Industrial loans outstanding.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
In the normal course of its business, Chase utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates. For a discussion of the derivative and foreign exchange financial instruments utilized in connection with Chase's trading activities and asset/liability management activities, including the notional amounts and credit exposure outstandings as well as the credit and market risks involved, see Notes 3 and 9 of this Form 10-Q and pages 52-58 and Notes One and Seventeen of Chase's 1996 Annual Report.

Many of Chase's derivative and foreign exchange contracts are short-term, which mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 1997 and December 31, 1996. Percentages are based upon remaining contract life of mark-to-market exposure amounts. Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market.

                                     AT SEPTEMBER 30, 1997                         AT DECEMBER 31, 1996
                        -------------------------------------------    -----------------------------------------------
                         INTEREST   FOREIGN       EQUITY,               INTEREST   FOREIGN       EQUITY,
                           RATE    EXCHANGE    COMMODITY AND               RATE    EXCHANGE   COMMODITY AND
                        CONTRACTS  CONTRACTS  OTHER CONTRACTS  TOTAL    CONTRACTS  CONTRACTS  OTHER CONTRACTS  TOTAL
Less than 3 months         15%         53%         15%          29%        15%         59%         26%           31%
3 to 6 months               6          23          14           13          5          21           5            11
6 to 12 months              7          19          20           12          8          15          28            10
1 to 5 years               48           5          50           32         52           5          40            35
Over 5 years               24          --           1           14         20          --           1            13
                          ---         ---         ---          ---        ---         ---         ---           ---
Total                     100%        100%        100%         100%       100%        100%        100%          100%
                          ===         ===         ===          ===        ===         ===         ===           ===

Chase routinely enters into derivative and foreign exchange transactions with regulated financial institutions, which Chase believes have relatively low credit risk. At September 30, 1997, approximately 86% of the mark-to-market exposure of these transactions was with commercial bank and financial institution counterparties, most of which are dealers in these products. Nonfinancial institutions accounted for approximately 14% of Chase's derivative and foreign exchange mark-to-market exposure. Additionally, at September 30, 1997 and December 31, 1996, nonperforming derivatives contracts were immaterial.

Chase does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be "leveraged". As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at September 30, 1997.

ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses is available to absorb potential credit losses from the entire loan portfolio, as well as derivative and foreign exchange contracts, letters of credit, guarantees and undrawn legal commitments. As of September 30, 1997, the allowance for credit losses has been allocated into three components: a $3,462 million allowance for loan losses, which is reported net in Loans; a $75 million allowance for credit losses on derivative and foreign exchange financial instruments, which is reported net in Trading Assets-Risk Management Instruments; and a $170 million allowance for credit losses on letters of credit, guarantees, and undrawn legal commitments, which is reported in Other Liabilities. During the first nine months of 1997, there were no provisions or charge-offs made to the latter two components. However, there was a transfer of $100 million from the allowance for loan losses to the allowance for credit losses on letters of credit, guarantees and undrawn legal commitments during the 1997 second quarter as a result of the inclusion in the evaluation of the allowance of undrawn legal commitments. The 1996 amounts have not been reclassified due to immateriality.

Chase deems its allowance for credit losses at September 30, 1997 to be adequate (i.e., sufficient to absorb losses that may currently exist in the portfolio, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

The accompanying table reflects the activity in Chase's allowance for loan losses for the periods indicated.

                                                   THIRD QUARTER            NINE MONTHS
                                                ------------------      ------------------
(in millions)                                    1997        1996        1997        1996
                                                ------      ------      ------      ------
   Total Allowance at Beginning of Period       $3,446      $3,692     $3,549      $3,784
   Provision for Credit Losses                     190         220        599         715
   Charge-Offs                                    (277)       (295)      (808)       (925)
   Recoveries                                       87          75        209         210
                                                ------      ------     ------      ------
     Subtotal Net Charge-Offs                     (190)       (220)      (599)       (715)
   Charge Related to Conforming Credit
     Card Charge-off Policies                       --          --         --        (102)
                                                ------      ------     ------      -------
   Total Net Charge-offs                          (190)       (220)      (599)       (817)
   Transfer to Allowance for Credit Losses on
     Letters of Credit, Guarantees and
         Undrawn Legal Commitments                  --          --       (100)         --
   Other                                            16           5         13          15
                                                ------      ------     ------      ------
   Total Allowance at End of Period             $3,462      $3,697     $3,462      $3,697
                                                ======      ======     ======      ======


The following table presents Chase's allowance for loan losses coverage ratios.

                                                      SEPTEMBER 30,  December 31,
For the Period Ended:                                     1997          1996
                                                      -------------  ------------
Allowance for Loan Losses to:
   Loans at Period-End                                     2.12%        2.29%
   Average Loans                                           2.21         2.37
   Nonperforming Loans                                   371.86       347.60

MARKET RISK MANAGEMENT

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1996 and should be read in conjunction with pages 54-58 and Notes One and Seventeen of Chase's 1996 Annual Report.

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

                [GRAPHIC OF DAILY MARKET RISK-RELATED REVENUES]

The preceding chart contains a histogram of Chase's daily market risk-related revenue. Market risk-related revenue is defined as the daily change in value in marked-to-market trading portfolios plus any trading-related net interest income or other revenue. Net interest income related to funding and investment activity is excluded. Based on actual trading results for the twelve months ended September 30, 1997, which captures the historical correlation among business units, 95% of the variation in Chase's daily trading results fell within a $30 million band centered on the daily average amount of $11 million. For the twelve months ended September 30, 1997, Chase posted positive daily market risk-related revenue for 244 out of 259 business trading days for international and domestic units. For 228 of the 259 days, Chase's daily market risk-related revenue or losses occurred within the negative $5 million through positive $20 million range, which is representative of Chase's emphasis on market-making, sales and arbitrage activities. In the latter part of October, trading markets became difficult and unusually volatile. There were sharp declines and a loss of liquidity for certain securities, particularly emerging markets securities. During the period from October 1, 1997 through October 31, 1997, there were
6 days with negative market risk-related revenue, including 5 days where the daily loss exceeded $10 million. See "Market Developments Since September 30, 1997".

ASSET/LIABILITY MANAGEMENT ACTIVITIES
Chase's interest rate risk profile is generally managed with consideration for both total return and reported earnings. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing (the "repricing") of Chase's assets and liabilities and derivative financial instruments, as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital. Chase, as part of its ALM process, employs a variety of cash (primarily securities) and derivative instruments in managing its exposure to fluctuations in market interest rates.

Measuring Interest Rate Sensitivity:
In managing exposure, Chase uses quantifications of net gap exposure, and earnings and valuation sensitivity measures. An example of aggregate net gap analysis is presented below. Assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific contractual repricing or maturity dates exist or whose contractual maturities do not reflect their expected maturities are placed in gap intervals based on management's judgment and statistical analysis concerning their most likely repricing behaviors.

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

CONDENSED INTEREST-RATE SENSITIVITY TABLE

(IN MILLIONS)                               1-3           4-6           7-12            1-5          OVER
AT SEPTEMBER 30, 1997                     MONTHS         MONTHS         MONTHS         YEARS        5 YEARS     TOTAL
                                        --------       -------        --------       --------      --------    -------
Balance Sheet                           $(14,060)      $ (2,145)      $  3,049       $ 35,191      $(22,035)   $  --
Derivative Instruments Affecting
  Interest-Rate Sensitivity                5,522         (1,315)        (2,891)        (5,640)        4,324       --
Interest-Rate Sensitivity Gap             (8,538)        (3,460)           158         29,551       (17,711)      --
Cumulative Interest-Rate
  Sensitivity Gap                         (8,538)       (11,998)       (11,840)        17,711         --          --
% of Total Assets                             (2)%           (3)%           (3)%            5%        --          --


At September 30, 1997, Chase had $11,840 million more liabilities than assets repricing within one year (including the net repricing effects of derivative positions). This compares with $7,945 million more liabilities than assets repricing within one year, or 2% of total assets, at December 31, 1996.

As of September 30, 1997, Chase's earnings at risk to an immediate 100 basis point rise in interest rates is estimated to be approximately 2.5% of Chase's projected after-tax net income for the next twelve months. An immediate 100 basis point rise in interest rates is a hypothetical rate scenario, used to measure risk, and does not necessarily represent management's current view of future market developments. At December 31, 1996, Chase's earnings at risk to a similar increase in market rates was estimated to be approximately 3.5% of projected 1997 after-tax net income.

Interest Rate Swaps: Interest rate swaps are one of the various financial instruments used in Chase's ALM activities. The following table summarizes the outstanding ALM interest rate swap notional amounts at September 30, 1997, by twelve-month intervals (i.e., October 1, 1997 through September 30, 1998). The decrease in notional amounts from one period to the next period represents maturities of the underlying contracts. The weighted-average fixed interest rates to be received and paid on such swaps are presented for each twelve-month interval. The three-month London Interbank Offered Rate (LIBOR), provided for reference in the following table, reflects the average implied forward yield curve for that index as of September 30, 1997. However, actual repricings will be based on the applicable rates in effect at the actual repricing date. To the extent rates change, the variable rates paid or received will change. Chase expects the impact of any interest rate changes on these swaps to be largely mitigated by corresponding changes in the interest rates and values associated with the linked assets and liabilities.

OUTSTANDING INTEREST RATE SWAPS NOTIONAL AMOUNTS AND RECEIVE/PAY RATES BY YEARLY INTERVALS

For the twelve-month period beginning October 1,
(in millions)                         1997           1998           1999             2000           2001          Thereafter
                                   -------         -------         -------        --------        --------        ----------
Receive fixed swaps
Notional amount                    $36,368         $24,624         $20,633         $15,266         $12,043         $ 8,390
Weighted-average fixed rate           6.21%           6.35%           6.33%           6.45%           6.52%           6.48%

Pay fixed swaps
Notional amount                    $39,042         $23,347         $13,571         $10,100         $ 6,702         $ 2,919
Weighted-average fixed rate           6.29%           6.55%           6.85%           7.07%           7.12%           7.17%

Basis Swaps
Notional amount                    $24,292         $16,675         $ 4,379         $ 2,243         $ 1,307         $ 1,208
----------------------------------------------------------------------------------------------------------------------------
Average Three-Month Implied
Forward LIBOR Rates                   5.97%           6.15%           6.70%           6.42%           6.49%           6.64%
----------------------------------------------------------------------------------------------------------------------------

Total Notional Amount              $99,702         $64,646         $38,583         $27,609         $20,052         $12,517
============================================================================================================================

The following table summarizes Chase's assets and liabilities at September 30, 1997, with the notional amount of related derivatives used for ALM purposes.

DERIVATIVE CONTRACTS AND RELATED BALANCE SHEET POSITIONS            Notional Amount (a)
                                                                -------------------------
                                                   Balance       Interest      Other ALM
(in millions)                                   Sheet Amount    Rate Swaps   Contracts(b)
-----------------------------------------------------------------------------------------
Deposits with Banks                             $  4,152        $ 4,547       $  14,167
Securities - Available-for-Sale                   43,987          2,706           6,923
Loans                                            159,625         44,223          58,504
Other Assets                                      16,835          4,100           8,903
Deposits                                         181,788         32,907          33,006
Other Borrowed Funds                               7,085            822              --
Long-Term Debt                                    13,899          6,224           1,241
-----------------------------------------------------------------------------------------

(a) At September 30, 1997, notional amounts of approximately $4 billion for interest rate swaps, which are used in place of cash market instruments, have been excluded from the above table. See Note One of the 1996 Annual Report for a discussion of Chase's accounting policy relative to derivatives used in place of cash market instruments.
(b) Includes futures, forwards, forward rate agreements and options.

The unfavorable impact on net interest income from Chase's ALM derivative activities was $79 million in the third quarter and $128 million for the first nine months of 1997, compared with an unfavorable impact of $20 million for the third quarter and $55 million for the first nine months of 1996. Chase also has derivatives that affect noninterest revenue (such as derivatives linked to mortgage servicing rights).

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at September 30, 1997 and December 31, 1996.

                                                 SEPTEMBER 30,  December 31,
(in millions)                                       1997              1996     Change
-------------------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                      $  (43)           $ (42)    $  (1)
  Net Unrecognized Gains (Losses)                    (610)            (243)     (367)
                                                   -------           -----     ------
      Net ALM Derivative Gains (Losses)            $ (653)           $(285)    $(368)
                                                   ======            =====     =====


The net deferred losses at September 30, 1997 are expected to be amortized as yield adjustments in net interest income or noninterest revenue, as applicable, over the periods reflected in the following table. Chase also uses selected derivative financial instruments to manage the sensitivity to changes in market interest rates on anticipated transactions; however, such transactions are not significant. Accordingly, at September 30, 1997, deferred gains and losses associated with these transactions were not material.

Included in the table above are gross unrecognized losses from daily margin settlements on open futures contracts, which were $3 million at September 30, 1997. The net unrecognized losses shown above do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts. For a further discussion, see Note 11 on page 15.

The Consolidated Balance Sheet includes unamortized premiums on open ALM option contracts which will be amortized as a reduction to net interest income or noninterest revenue over the periods indicated in the following table.

AMORTIZATION OF NET DEFERRED GAINS (LOSSES) ON CLOSED ALM CONTRACTS AND OF PREMIUMS ON OPEN ALM OPTION CONTRACTS

                                                             Deferred
(in millions)                                             Gains/(Losses)       Premiums
                                                          --------------       --------

1997                                                          $(16)             $ 10
1998                                                            (9)               30
1999                                                           (27)               50
2000                                                           (13)               38
2001 and After                                                  22                54
                                                              ----              ----
   Total                                                      $(43)             $182
                                                              ====              ====

OPERATING RISK MANAGEMENT

Chase, like all large financial institutions, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. Chase maintains a system of controls that is designed to keep operating risk at appropriate levels in view of the financial strength of Chase, the characteristics of the businesses and markets in which Chase operates, competitive circumstances and regulatory considerations. However, from time to time in the past, Chase has suffered losses from operating risk and there can be no assurance that Chase will not suffer such losses in the future.

CAPITAL AND LIQUIDITY RISK MANAGEMENT

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 58-59 and Note Sixteen of Chase's 1996 Annual Report.

CAPITAL
During the 1997 third quarter, Chase elected early adoption of the Federal Reserve Board's new guidelines for the risk-based capital standards, which incorporate a measure for market risk consistent with the principles adopted by the Basle Committee on Banking Supervision under the Basle Capital Accord. The new guidelines require banks and bank holding companies that have significant market risk exposure to measure that risk utilizing a value-at-risk model, based on the parameters contained in the guidelines, and to maintain a commensurate amount of capital. In addition, the assets and off-balance sheet financial instruments, and related capital, of Chase's securities subsidiary, Chase Securities Inc., are now included in the calculation of these ratios, while the provisions of SFAS 115 continue to be excluded. Prior periods have not been restated.

Chase's level of capital at September 30, 1997 remained well in excess of regulatory guidelines. At September 30, 1997, Tier 1 and Total Capital ratios were 7.83% and 11.63%, respectively, and the Tier 1 leverage ratio was 6.03%.

Chase is committed to maintaining a disciplined capital policy. As part of this policy, Chase intends to maintain its capital at levels that will allow it to support its growth and make investments, including acquisitions in its core businesses. It has also, as part of this policy, targeted a Tier 1 Capital ratio of 8% to 8.25%.

During the first nine months of 1997, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) increased by $2.8 billion to $32.2 billion. The increase was primarily due to the inclusion of Chase Securities Inc., as mentioned above, and the issuance of $790 million of capital securities (net of discount) by certain Chase subsidiaries (See Note 7 of this Form 10-Q). Partially offsetting these amounts was the redemption of $910 million of preferred stock.

In October 1996, Chase announced a common stock purchase program. The program authorizes Chase to purchase through December 31, 1998 up to $2.5 billion of its common stock, plus such amount of its common stock as may be necessary to provide for expected issuances under Chase's dividend reinvestment plans and its various stock-based director and employee benefit plans. From inception through September 30, 1997, Chase repurchased 31.4 million common shares ($3.1 billion) and reissued from treasury approximately 11.3 million common shares ($1.0 billion) under its benefit plans, resulting in a net repurchase of 20.1 million common shares ($2.1 billion). Management currently intends to complete its stock buy-back program in early 1998.

In the first quarter of 1997, Chase raised the cash dividend on its common stock to $.62 per share, from $.56 per share. Management currently expects that Chase's dividend policy will generally be to pay a common stock dividend equal to approximately 25% to 35% of Chase's net income (excluding restructuring charges) less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors, taking into consideration Chase's earnings and financial condition and applicable governmental regulations and policies.

The following table sets forth the components of capital for Chase.

COMPONENTS OF CAPITAL

                                                SEPTEMBER 30,      December 31,
  (in millions)                                      1997              1996
TIER 1 CAPITAL
  Common Stockholders' Equity                     $  19,300          $ 18,632
  Nonredeemable Preferred Stock                       1,740             2,650
  Minority Interest (a)                               2,132             1,294
  Less: Goodwill                                      1,302             1,353
       Non-Qualifying Intangible Assets                 226               128
       50% Investment in Securities Subsidiary           --               780
                                                  ---------          --------
  Tier 1 Capital                                  $  21,644          $ 20,315
                                                  ---------          --------

TIER 2 CAPITAL
  Long-Term Debt Qualifying as Tier 2             $   7,066          $  6,709
  Qualifying Allowance for Credit Losses              3,460             3,121
  Less: 50% Investment in Securities Subsidiary          --               780
                                                  ---------          --------
  Tier 2 Capital                                  $  10,526          $  9,050
                                                  ---------          --------
  TOTAL QUALIFYING CAPITAL                        $  32,170          $ 29,365
                                                  =========          ========
  RISK-WEIGHTED ASSETS (b)                        $ 276,583          $249,215
                                                  =========          ========

(a) Minority interest includes the Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures and the Preferred Stock of the REIT Subsidiary. For a further discussion, see Note 7 of this Form 10-Q.
(b) Includes off-balance sheet risk-weighted assets in the amount of $94,899 million and $79,099 million, respectively, at September 30, 1997 and December 31, 1996.


LIQUIDITY
Chase is an active participant in the capital markets. It raises funds from time to time through the issuance of commercial paper, medium-term notes, long-term debt, and common and preferred stock. At September 30, 1997, Chase's long-term debt was $13,899 million. Chase issued $2,635 million of long-term debt during the first nine months of 1997; during the same period, $1,181 million of long-term debt matured and $265 million was redeemed. Chase constantly evaluates the opportunities to redeem its outstanding debt and preferred stock in light of current market conditions.

SUPERVISION AND REGULATION


The following discussion should be read in conjunction with the Supervision and Regulation section on pages 2-5 of Chase's 1996 Annual Report.

DIVIDENDS
Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.3 billion at September 30, 1997.

In addition to the dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. FDICIA also contained provisions limiting certain activities and business methods of depository institutions. Finally, FDICIA provided for expanded regulation of depository institutions and their affiliates, including parent holding companies, by such institutions' appropriate Federal banking regulator. Each of Chase's banking institutions were "well capitalized" as that term is defined under the various regulations promulgated under FDICIA. Therefore, Chase does not expect such regulations to have a material adverse impact on its business operations.


ACCOUNTING AND REPORTING DEVELOPMENTS

DERIVATIVE AND MARKET RISK DISCLOSURES
The Securities and Exchange Commission issued a Release in January 1997 that will require Chase, commencing with the Annual Report for the year ended December 31, 1997, to supplement in certain respects its current disclosures relating to derivatives and certain other financial instruments. Chase expects its 1997 Annual Report will conform to the new disclosure requirements.

REPORTING COMPREHENSIVE INCOME
In June 1997, the FASB issued SFAS 130. SFAS 130 will become effective for financial statements beginning in the first quarter of 1998. SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting "comprehensive income". Comprehensive income is defined to include net income, as currently reported, as well as unrealized gains and losses in available-for-sale securities, foreign currency translation adjustments and certain other items not included in the income statement. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of an issuer's financial statements. Chase is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect Chase's earnings, liquidity or capital resources.

SEGMENTS
In June 1997, the FASB issued SFAS 131. SFAS 131 will become effective for financial statements for the year ended 1998. SFAS 131 defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. Chase is currently assessing the manner in which it will disclose the required information.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                          THREE MONTHS ENDED                               THREE MONTHS ENDED
                                                          SEPTEMBER 30, 1997                               SEPTEMBER 30, 1996
                                            -------------------------------------------     --------------------------------------
                                              AVERAGE                          RATE          AVERAGE                      RATE
                                              BALANCE        INTEREST      (ANNUALIZED)      BALANCE      INTEREST    (ANNUALIZED)
ASSETS
Deposits with Banks                         $   5,424      $     149          10.88%        $  5,519      $  113         8.11%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                             39,862            623           6.20%          33,756         548         6.46%
Trading Assets-Debt and Equity
  Instruments                                  38,045            732           7.63%          31,590         481         6.06%
Securities:
 Available-for-Sale                            41,691            670           6.37% (b)      38,429         619         6.41% (b)
 Held-to-Maturity                               3,348             55           6.52%           4,048          75         7.41%
Loans                                         161,247          3,273 (c)       8.06%         150,076       3,046 (c)     8.07%
                                            ---------      ---------                        --------      ------
 Total Interest-Earning Assets                289,617          5,502           7.54%         263,418       4,882         7.37%
Allowance for Credit Losses                    (3,394)                                        (3,654)
Cash and Due from Banks                        14,206                                         11,503
Risk Management Instruments                    33,983                                         25,299
Other Assets                                   25,902                                         26,347
                                            ---------                                       --------
 Total Assets                               $ 360,314                                       $322,913
                                            =========                                       ========

LIABILITIES
Domestic Retail Deposits                    $  57,300            583           4.03%        $ 54,319         494         3.63%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                           11,963            190           6.31%           9,516         129         5.39%
Deposits in Foreign Offices                    69,828            941           5.35%          61,344         792         5.13%
                                            ---------      ---------                        --------      ------
  Total Time and Savings
     Deposits                                 139,091          1,714           4.89%         125,179       1,415         4.50%
                                            ---------      ---------                        --------      ------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                     66,308            871           5.21%          61,244         778         5.06%
  Commercial Paper                              4,445             60           5.39%           5,461          73         5.26%
  Other Borrowings (d)                         22,940            520           8.98%          17,212         363         8.39%
                                            ---------      ---------                        --------      ------
   Total Short-Term and
    Other Borrowings                           93,693          1,451           6.14%          83,917       1,214         5.75%
Long-Term Debt                                 14,552            284           7.75%          12,454         220         7.05%
                                            ---------      ---------                        --------      ------
  Total Interest-Bearing Liabilities          247,336          3,449           5.53%         221,550       2,849         5.12%
                                            ---------      ---------                        --------      ------
Noninterest-Bearing Deposits                   41,935                                         41,628
Risk Management Instruments                    35,730                                         25,010
Other Liabilities                              13,763                                         14,152
                                            ---------                                       --------
Total Liabilities                             338,764                                        302,340
                                            ---------                                       --------
PREFERRED STOCK OF SUBSIDIARY                     550                                             78
                                            ---------                                       --------
STOCKHOLDERS' EQUITY
Preferred Stock                                 1,977                                          2,650
Common Stockholders' Equity                    19,023                                         17,845
                                            ---------                                       --------
  Total Stockholders' Equity                   21,000                                         20,495
                                            ---------                                       --------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $ 360,314                                       $322,913
                                            =========                                       ========
INTEREST RATE SPREAD                                                           2.01%                                     2.25%
                                                                              =====                                     =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                      $2,053 (a)       2.81%                      $2,033 (a)     3.07%
                                                              ======          =====                       ======        =====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended September 30, 1997 and September 30, 1996, the annualized rate for available-for-sale securities based on historical cost was 6.37% and 6.30%, respectively.
(c) For the three months ended September 30, 1997 and September 30, 1996, the negative impact from nonperforming loans on net interest income was $16 million and $9 million, respectively.
(d) Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                          NINE MONTHS ENDED                            NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1997                           SEPTEMBER 30, 1996
                                            ------------------------------------------      --------------------------------------
                                              AVERAGE                          RATE          AVERAGE                       RATE
                                              BALANCE          INTEREST    (ANNUALIZED)      BALANCE     INTEREST      (ANNUALIZED)
ASSETS
Deposits with Banks                         $   5,033       $     369          9.80%        $  7,016     $   440           8.38%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                             39,574           1,879          6.35%          29,982       1,564           6.97%
Trading Assets-Debt and Equity
  Instruments                                  35,221           2,063          7.83%          28,735       1,283           5.96%
Securities:
 Available-for-Sale                            40,793           2,013          6.60% (b)      38,306       1,874           6.53% (b)
 Held-to-Maturity                               3,536             177          6.69%           4,268         236           7.39%
Loans                                         156,942           9,471 (c)      8.07%         150,107       9,320(c)        8.29%
                                            ---------         -------                       --------     -------
 Total Interest-Earning Assets                281,099          15,972          7.60%         258,414      14,717           7.61%
Allowance for Credit Losses                    (3,427)                                        (3,703)
Cash and Due from Banks                        13,209                                         12,132
Risk Management Instruments                    34,205                                         25,714
Other Assets                                   24,483                                         25,267
                                            ---------                                       --------
 Total Assets                               $ 349,569                                       $317,824
                                            =========                                       ========
LIABILITIES
Domestic Retail Deposits                    $  57,440           1,641          3.82%        $ 53,352       1,462           3.66%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            9,992             493          6.60%          10,329         344           4.46%
Deposits in Foreign Offices                    67,900           2,663          5.24%          66,197       2,712           5.47%
                                            ---------         -------                       --------     -------
  Total Time and Savings
     Deposits                                 135,332           4,797          4.74%         129,878       4,518           4.65%
                                            ---------         -------                       --------     -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                     64,001           2,580          5.39%          52,837       2,064           5.24%
  Commercial Paper                              4,258             170          5.34%           5,251         207           5.22%
  Other Borrowings (d)                         20,789           1,513          9.73%          16,622       1,055           8.49%
                                            ---------         -------                       --------     -------
   Total Short-Term and
    Other Borrowings                           89,048           4,263          6.40%          74,710       3,326           5.97%
Long-Term Debt                                 14,040             814          7.75%          12,781         668           6.98%
                                            ---------         -------                       --------     -------
  Total Interest-Bearing Liabilities          238,420           9,874          5.54%         217,369       8,512           5.23%
                                            ---------         -------                       --------     -------
Noninterest-Bearing Deposits                   41,302                                         39,150
Risk Management Instruments                    34,756                                         27,020
Other Liabilities                              13,587                                         13,847
                                            ---------                                       --------
Total Liabilities                             328,065                                        297,386
                                            ---------                                       --------
PREFERRED STOCK OF SUBSIDIARY                     550                                             26
                                            ---------                                       --------
STOCKHOLDERS' EQUITY
Preferred Stock                                 2,371                                          2,650
Common Stockholders' Equity                    18,583                                         17,762
                                            ---------                                       --------
  Total Stockholders' Equity                   20,954                                         20,412
                                            ---------                                       --------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $ 349,569                                       $317,824
                                            =========                                       ========
INTEREST RATE SPREAD                                                           2.06%                                       2.38%
                                                                               ====                                        ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                       $6,098 (a)      2.90%                      $6,205 (a)       3.21%
                                                               ======          ====                      =======           ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the nine months ended September 30, 1997 and September 30, 1996, the annualized rate for available-for-sale securities based on historical cost was 6.65% and 6.46%, respectively.
(c) For the nine months ended September 30, 1997 and September 30, 1996, the negative impact from nonperforming loans on net interest income was $51 million and $58 million, respectively.
(d) Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                           1997                                         1996
                                           ----------------------------------   ---------------------------------------------------
                                            THIRD         SECOND       FIRST    FOURTH       THIRD          SECOND           FIRST
                                           QUARTER       QUARTER      QUARTER   QUARTER     QUARTER        QUARTER          QUARTER
                                           -------       -------      -------   -------     -------        -------          -------
INTEREST INCOME
Loans                                      $3,271        $3,082       $ 3,112    $3,048     $ 3,042         $3,028          $3,241
Securities                                    720           735           722       767         690            685             720
Trading Assets                                732           705           626       615         482            388             413
Federal Funds Sold and Securities
  Purchased Under Resale Agreements           623           697           559       571         549            514             501
Deposits with Banks                           149           114           106        97         112            156             172
                                           ------        ------        ------   -------      ------        -------         -------
       Total Interest Income                5,495         5,333         5,125     5,098       4,875          4,771           5,047
                                           ------        ------        ------   -------      ------        -------         -------
INTEREST EXPENSE
Deposits                                    1,714         1,568         1,515     1,520       1,416          1,458           1,644
Short-Term and Other Borrowings             1,451         1,510         1,302     1,304       1,213          1,087           1,026
Long-Term Debt                                284           273           257       233         220            221             227
                                           ------        ------        ------   -------      ------        -------         -------
       Total Interest Expense               3,449         3,351         3,074     3,057       2,849          2,766           2,897
                                           ------        ------        ------   -------      ------        -------         -------
NET INTEREST INCOME                         2,046         1,982         2,051     2,041       2,026          2,005           2,150
Provision for Credit Losses                   190           189           220       182         220            250             245
                                           ------        ------        ------   -------      ------        -------         -------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES               1,856         1,793         1,831     1,859       1,806          1,755           1,905
                                           ------        ------        ------   -------      ------        -------         -------

NONINTEREST REVENUE
Corporate Finance and Syndication Fees        308           283           176       219         237            263             231
Trust, Custody and Investment
  Management Fees                             338           321           310       294         295            302             285
Credit Card Revenue                           304           248           278       320         277            233             233
Service Charges on Deposit Accounts            94            95            91        98          97            100              99
Fees for Other Financial Services             411           392           383       377         393            381             378
Trading Revenue                               505           491           405       286         343            394             348
Securities Gains                               58            30           101        25          34             24              52
Revenue From Equity-Related
  Investments                                 243           179           164       172         112            219             223
Other Revenue                                 102           119           191       106         111             33              36
                                           ------        ------        ------   -------      ------        -------         -------
       Total Noninterest Revenue            2,363         2,158         2,099     1,897       1,899          1,949           1,885
                                           ------        ------        ------   -------      ------        -------         -------

NONINTEREST EXPENSE
Salaries                                    1,292         1,110         1,124     1,070       1,040          1,046           1,076
Employee Benefits                             206           219           222       185         211            225             305
Occupancy Expense                             194           193           187       192         204            207             221
Equipment Expense                             192           193           190       180         179            181             184
Foreclosed Property Expense                     6          --               3        (1)          2             (8)             (9)
Restructuring Charge and Expenses              71            71            30       104          32             22           1,656
Other Expense                                 700           685           691       677         652            651             660
                                           ------        ------        ------   -------      ------        -------         -------
       Total Noninterest Expense            2,661         2,471         2,447     2,407       2,320          2,324           4,093
                                           ------        ------        ------   -------      ------        -------         -------

INCOME (LOSS) BEFORE INCOME TAX
     EXPENSE (BENEFIT)                      1,558         1,480         1,483     1,349       1,385          1,380            (303)
Income Tax Expense (Benefit)                  576           555           556       513         527            524            (214)
                                           ------        ------        ------   -------      ------        -------         -------
NET INCOME (LOSS)                          $  982        $  925        $  927   $   836      $  858        $   856         $   (89)
                                           ======        ======        ======   =======      ======        =======         =======
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCK                             $  941        $  874        $  872   $   781      $  803        $   801         $  (143)
                                           ======        ======        ======   =======      ======        =======         =======

NET INCOME (LOSS) PER COMMON
  SHARE:
Primary                                    $ 2.17        $ 2.00        $ 1.98   $  1.74      $ 1.80        $  1.80         $ (0.32)
                                           ======        ======        ======   =======      ======        =======         =======
Assuming Full Dilution                     $ 2.16        $ 2.00        $ 1.97   $  1.74      $ 1.78        $  1.79         $ (0.32)
                                           ======        ======        ======   =======      ======        =======         =======

                                GLOSSARY OF TERMS


The page numbers included after each definition below represents the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

Asset/Liability Management ("ALM"): The management and control of the sensitivity of Chase's income to changes in market interest rates. (Pages 13, 22, 37 and 38)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger-related costs, foreclosed property expense, charges for accelerated vesting of stock-based incentive awards, gain on the sale of a non-strategic, partially-owned foreign investment, and nonrecurring items). (Pages 16, 17, and 23)

FASB:  Financial Accounting Standards Board.  (Pages 8 and 43)

FDICIA: Federal Deposit Insurance Corporation Improvement Act of 1991 pursuant to which each Federal banking regulator was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities. (Page 43)

Managed Credit Card receivables: Credit card receivables on the balance sheet plus securitized credit card receivables. (Page 21)

1996 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1996. (Pages 8, 9, 11, 13, 15, 17, 30, 37, 39 and 41)

Nonrecurring Items: Nonrecurring items in the first nine months of 1996 included aggregate tax benefits and refunds, loss on a sale of a building in Japan and costs incurred in combining Chase's foreign retirement plans. (Pages 16 and 18)

Operating Revenue: Net Interest Income combined with Noninterest Revenue excluding gain on the sale of a non-strategic, partially-owned foreign investment and nonrecurring items. (Page 17)

REIT:  Real Estate Investment Trust Subsidiary of Chase.  (Page 24)

SFAS 107: Statement of Financial Accounting Standards No. 107, entitled, "Disclosures About Fair Value of Financial Instruments." (Page 15)

SFAS 114: Statement of Financial Accounting Standards No. 114, entitled, "Accounting by Creditors for Impairment of a Loan." (Page 12)

SFAS 115: Statement of Financial Accounting Standards No. 115, entitled, "Accounting for Certain Investments in Debt and Equity Securities." (Page 9)

SFAS 125: Statement of Financial Accounting Standards No. 125, entitled, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 8)

SFAS 127: Statement of Financial Accounting Standards No. 127, entitled, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." (Page 8)

SFAS 128: Statement of Financial Accounting Standards No. 128, entitled, "Earnings per Share." (Page 8)

SFAS 130: Statement of Financial Accounting Standards No. 130, entitled, "Reporting Comprehensive Income." (Page 43)

SFAS 131: Statement of Financial Accounting Standards No. 131, entitled, "Disclosure About Segments of an Enterprise and Related Information." (Page 43)

Underlying Operating Noninterest Expense: Noninterest expense excluding merger-related costs, foreclosed property expense, costs due to the accelerated vesting of stock-based incentive awards, costs associated with the REIT and nonrecurring items before the effects of any merger-related cost savings. (Page
23)

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              Chase and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all actions and proceedings pending against or involving Chase and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of Chase.

Item 2.       Sales of Unregistered Common Stock

              During the third quarter of 1997, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. On July 1, 1997, 280 shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan.

Item 6.       Exhibits and Reports on Form 8-K
              (A) Exhibits:

                  11    -Computation of net income per share.
                  12(a) -Computation of ratio of earnings to fixed charges. 12(b) -Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
                  27    -Financial Data Schedule.

              (B) Reports on Form 8-K:

                  Chase filed one report on Form 8-K during the quarter ended September 30, 1997, as follows:

                  Form 8-K dated July 17, 1997: Chase announced the results of operations for the second quarter of 1997.

                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE CHASE MANHATTAN CORPORATION
                                                 (Registrant)


   Date November 14, 1997               By  /s/ Joseph L. Sclafani
                                            ---------------------------
                                            Joseph L. Sclafani

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


 GRAPHIC
 NUMBER           PAGE                DESCRIPTION
 --------        --------             -----------------------------------------------------------------------
 1                 37                 Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue for the twelve months ended September 30, 1997" presenting the following information:

                                       Millions of Dollars       0 -5     5 - 10   10 -15   15 - 20  20 -25  25 -30   30 -35
                                       -------------------       ----     ------   ------   -------  ------  ------- -------

                                       Number of trading days
                                       revenue was within the
                                       above prescribed positive
                                       range                      48        54       71        43       20      7       1


                                       Millions of Dollars       0 -(5)     (5)-(10)   (10)-(15)
                                       -------------------       ------     ---------  ---------

                                       Number of trading days
                                       revenue was within the
                                       above prescribed negative
                                       range                       12           2          1


                                       The Histogram includes all business trading days for international and domestic units.