Form 10-K405
period 1997-12-31
CHASE MANHATTAN CORP /DE/
filed 1998-03-30
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                                COMMISSION FILE
    DECEMBER 31, 1997                                      NUMBER 1-5805

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

                               TITLE OF EACH CLASS
                               -------------------


COMMON STOCK

7 1/2% CUMULATIVE PREFERRED STOCK (STATED VALUE--$100) EVIDENCED BY           FLOATING RATE SUBORDINATED NOTES DUE 2003
  DEPOSITARY SHARES REPRESENTING ONE QUARTER SHARE OF PREFERRED STOCK         FLOATING RATE SUBORDINATED NOTES DUE AUGUST 1, 2003
7.58% CUMULATIVE PREFERRED STOCK (STATED VALUE--$100) EVIDENCED BY            7 7/8% SUBORDINATED NOTES DUE 2004
  DEPOSITARY SHARES REPRESENTING ONE QUARTER SHARE OF PREFERRED STOCK         8% SUBORDINATED NOTES DUE 2004
8.40% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)                          6.50% SUBORDINATED NOTES DUE 2005
9.76% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)                          8% SUBORDINATED NOTES DUE 2005
10 1/2% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)                        6.25% SUBORDINATED NOTES DUE 2006
10.84% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)                         6 1/8% SUBORDINATED NOTES DUE 2008
10.96% CUMULATIVE PREFERRED STOCK (STATED VALUE--$25)                         6.75% SUBORDINATED NOTES DUE 2008
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES L (STATED VALUE--$100)     6.50% SUBORDINATED NOTES DUE 2009
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES N (STATED VALUE--$25)      GUARANTEE OF 7.34% CAPITAL SECURITIES, SERIES D, OF
7 3/4% SUBORDINATED NOTES DUE 1999                                              CHASE CAPITAL IV
8% SUBORDINATED NOTES DUE 1999                                                GUARANTEE OF 7.03% CAPITAL SECURITIES, SERIES E, OF
7.50% SUBORDINATED NOTES DUE 2003                                               CHASE CAPITAL V


         ALL SUCH SECURITIES ARE LISTED ON THE NEW YORK STOCK EXCHANGE. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1998: 422,132,341

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         THE AGGREGATE MARKET VALUE OF THE CHASE MANHATTAN CORPORATION COMMON STOCK HELD BY NON-AFFILIATES OF THE CHASE MANHATTAN CORPORATION ON FEBRUARY 28, 1998 WAS $52,004,000,000.

        DOCUMENT INCORPORATED BY REFERENCE                                         PART OF FORM 10-K INTO
                 IN THIS FORM 10-K                                                   WHICH INCORPORATED
          -----------------------------                                              -------------------
PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 19, 1998            PART III
   (OTHER THAN INFORMATION INCLUDED IN THE PROXY STATEMENT PURSUANT TO
   RULE 402 (i), (k) AND (l) OF REGULATION S-K)

                                 FORM 10-K INDEX

PART I                                                                                                PAGE
Item 1     Business ...............................................................................     1
           Overview ...............................................................................     1
           Lines-of-Business ......................................................................     1
           Competition ............................................................................     1
           Government Monetary Policies and Economic Controls .....................................     1
           Supervision and Regulation .............................................................     1
           Important Factors Relating to Forward-Looking Statements ...............................     5
           Foreign Operations .....................................................................     6
           Distribution of Assets, Liabilities and Stockholders' Equity;
             Interest Rates and Interest Differential .............................................    75
           Securities Portfolio ...................................................................    82
           Loan Portfolio .........................................................................    30-34, 56, 83-85
           Summary of Loan Loss Experience ........................................................    36-37, 57, 86-87
           Deposits ...............................................................................    87
           Return on Equity and Assets ............................................................    18
           Short-Term and Other Borrowed Funds ....................................................    88
Item 2     Properties .............................................................................     6
Item 3     Legal Proceedings ......................................................................     6
Item 4     Submission of Matters to a Vote of Security Holders ....................................     7
           Executive Officers of the Registrant ...................................................     7

PART II
Item 5     Market for Registrant's Common Equity and Related
               Stockholder Matters ................................................................     8
Item 6     Selected Financial Data ................................................................     8
Item 7     Management's Discussion and Analysis of Financial
               Condition and Results of Operations ................................................     8
Item 7A    Quantitative and Qualitative Disclosures about Market Risk .............................     8
Item 8     Financial Statements and Supplementary Data ............................................     8
Item 9     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure ...........................................................     8

PART III
Item 10    Directors and Executive Officers of Chase ..............................................     8
Item 11    Executive Compensation .................................................................     8
Item 12    Security Ownership of Certain Beneficial Owners and Management .........................     8
Item 13    Certain Relationships and Related Transactions .........................................     8

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................     9

PART I

   ITEM 1: BUSINESS
-------------------------------------------------------------------------------

On March 31, 1996, The Chase Manhattan Corporation ("heritage Chase") merged with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical Banking Corporation changed its name to "The Chase Manhattan Corporation".

   THE MERGER WAS ACCOUNTED FOR AS A POOLING OF INTERESTS AND, ACCORDINGLY, THE INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K PRESENTS THE COMBINED RESULTS OF HERITAGE CHASE AND CHEMICAL AS IF THE MERGER HAD BEEN IN EFFECT FOR ALL PERIODS PRESENTED. IN ADDITION, CERTAIN AMOUNTS IN PRIOR PERIODS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT PRESENTATION.

OVERVIEW

The Chase Manhattan Corporation ("Chase") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA").

   Chase conducts its domestic and international financial services businesses through various bank and non-bank subsidiaries. The principal bank subsidiaries of Chase are: The Chase Manhattan Bank ("Chase Bank"), a New York banking corporation headquartered in New York City; Chase Bank of Texas, National Association ("Chase Texas"), a national bank headquartered in Texas and formerly known as "Texas Commerce Bank, National Association"; and Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Delaware. The principal non-bank subsidiary of Chase is Chase Securities Inc. ("CSI"), Chase's "Section 20" subsidiary, which is engaged in securities underwriting and dealing activities. At December 31, 1997, Chase was the largest bank holding company in the United States in terms of total assets and Chase Bank was the largest bank in the United States in terms of total assets.

   The bank and non-bank subsidiaries of Chase operate nationally as well as through overseas branches, representative offices, subsidiaries and affiliated banks.

LINES-OF-BUSINESS

Chase's activities are internally organized, for management reporting purposes, into three major business franchises (Global Banking, National Consumer Services and Chase Technology Solutions). A description of Chase's business franchises and the products and services they provide to their respective client bases are discussed in the section of Management's Discussion and Analysis entitled "Lines of Business Results" beginning on page 21.

COMPETITION

Chase and its subsidiaries and affiliates operate in a highly competitive environment. Chase's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, Chase and its bank and non-bank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include finance companies, brokerage firms, investment banking companies, merchant banks, insurance companies, credit card companies, mortgage banking companies, leasing companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are domestic bank holding companies and banks, such as Chase and its bank subsidiaries.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and business of Chase are affected by general economic conditions, both domestic and international. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States, by foreign governments, and by international agencies can have important consequences on the financial performance of Chase. Chase is particularly affected by the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), which regulates the national supply of bank credit. An important purpose of these policies is to curb inflation and moderate recessions through the control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of insured depository institutions and to conduct open market operations in United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the amounts of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that Federal Reserve Board policies can have a material effect on bank earnings.

   Chase has economic, credit, legal, and other specialists who monitor economic conditions, and domestic and foreign government policies and actions. However, since it is difficult to predict changes in macroeconomic conditions and in governmental policies and actions relating thereto, it is difficult to foresee the effects of any such changes on the business and earnings of Chase and its subsidiaries.

SUPERVISION AND REGULATION

General: Chase is subject to regulation as a registered bank holding company under the BHCA. As such, Chase is required to file with the Federal Reserve Board an annual report and other information required quarterly pursuant to the BHCA. Chase is also subject to the examination powers of the Federal Reserve Board.

   Under the BHCA, Chase may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations, except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto". Further, Chase is prohibited, with


                                               THE CHASE MANHATTAN CORPORATION 1

PART I

certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any corporation that is engaged in activities that are not closely related to banking, and may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any domestic bank without the prior approval of the Federal Reserve Board.

Dividend Restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of Chase that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of Chase are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chase Bank, or by a national bank, such as Chase USA or Chase Texas, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits".

   In accordance with the foregoing restrictions, Chase's bank subsidiaries could, during 1998, without the approval of their relevant banking regulators, pay aggregate dividends of approximately $1.4 billion to their respective bank holding companies, plus an additional aggregate amount equal to their net income from January 1, 1998 through the date in 1998 of any such dividend payment.

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

Capital Requirements: The Federal banking regulators have also adopted risk-based capital and leverage guidelines, which require that Chase's capital-to-assets ratios meet certain minimum standards.

   The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers. Tier 1 Capital includes common equity, qualifying perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangibles and other assets. Tier 2 Capital includes, among other items, perpetual preferred equity not qualifying as Tier 1 Capital, limited-life preferred stock with an original maturity of greater than 20 years, mandatory convertible debt, subordinated debt and intermediate-term preferred stock with an original weighted-average maturity of at least five years, the allowance for credit losses (up to 1.25% of risk-weighted assets), less required deductions as provided by regulation. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

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

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each Federal banking regulator to revise its risk-based capital standards within 18 months of enactment of the statute to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities. On December 15, 1994, the Federal banking regulators adopted amendments to their respective risk-based capital requirements that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution's overall capital adequacy. The amendments do not, however, mandate any specific adjustments to the risk-based capital calculations as a result of such factors. In May 1996, the Federal banking agencies announced that they were going to refrain from imposing a separate, explicit capital charge for interest rate risk, although they might do so in the future.

   Effective January 1, 1998, the risk-based capital rules were amended to incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments and to require banking organizations with relatively large trading activities (such as Chase) to maintain capital for market risk in an amount that may be calculated by using the banking organizations' own internal value-at-risk models (subject to parameters set by the regulators). Chase elected to adopt these guidelines effective with the third quarter of 1997.


2 THE CHASE MANHATTAN CORPORATION

PART I


   In November 1997, the Federal banking agencies published for comment regulations to amend the risk-based capital requirements with respect to recourse arrangements and securitization transactions. The current risk-based capital rules require a banking organization that transfers assets with recourse to maintain capital against the entire amount of the transferred assets. A third-party banking organization that provides a letter of credit or other credit enhancement (a "direct credit substitute") in connection with such a transfer of assets, however, need only maintain capital against the amount of the direct credit substitute. In general, the proposed amendments would extend the capital treatment applicable to asset transfers with recourse to those direct credit substitutes that provided credit enhancement to senior positions. The proposed amendments also set forth a multi-level approach to assessing capital requirements in certain asset securitizations. The proposed amendments would use credit ratings from nationally recognized securities rating organizations to measure relative exposure to credit risk and to determine the associated risk-based capital requirements. Positions rated AAA would receive a 20% risk-weight. Other investment grade positions would be covered by either:
(i) a face value approach (under which capital would be held only against the face value of the position, risk-weighted at 100% (i.e., the current treatment afforded direct credit substitutes)) or (ii) a modified gross-up approach (under which capital would have to be held not only against the amount of the position but also against the amount of all senior positions, but at a reduced risk-weight of 50%). In the case of positions rated below investment grade, capital would be required to be held against the position and all senior positions at the full risk-weight (in most cases, 100%.) These requirements would be subject to the low-level recourse rule, pursuant to which the capital required to be held against any position is never greater than the position itself. Chase is in the process of evaluating the effect of the proposed amendments.

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

Prompt Corrective Action: Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5% and is not subject to a written agreement, order, capital directive or prompt corrective action directive); (ii) adequately capitalized (an institution that has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a Tier 1 leverage ratio of at least 4%, or 3% in some cases); (iii) undercapitalized (an institution that has a Total risk-based capital ratio of under 8% or a Tier 1 risk-based capital ratio under 4% or a Tier 1 leverage ratio under 4%, or 3% in some cases); (iv) significantly undercapitalized (an institution that has a Total risk-based capital ratio of under 6% or a Tier 1 risk-based capital ratio under 3% or a Tier 1 leverage ratio under 3%), and (v) critically undercapitalized (an institution that has a ratio of tangible equity to total assets of 2% or less). An institution may be treated as being in a capital category lower than that indicated based on other supervisory criteria.

   Supervisory actions by the appropriate Federal banking regulator will generally depend upon an institution's classification within the five categories. The regulations apply only to banks and not to bank holding companies, such as Chase; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of such holding company's subsidiary banking institution. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on such guarantee.

   As of the date hereof, each of Chase's banking subsidiaries was "well capitalized".

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


                                               THE CHASE MANHATTAN CORPORATION 3

PART I

Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Deposit Funds Act") depository institutions insured by the Bank Insurance Fund ("BIF") are required to pay premiums ranging from 0 basis points to 27 basis points of domestic deposits. Each of Chase's banks, including Chase Bank, Chase USA and Chase Texas, currently qualifies for the 0 basis point assessment. The Deposit Funds Act also imposed an annual assessment on all depository institutions in order to pay interest on bonds issued by the Financing Corporation ("FICO") in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment is 1.3 basis points of domestic deposits in the case of BIF-insured institutions such as Chase Bank, Chase USA and Chase Texas. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Funds Act.

Powers of the FDIC Upon Insolvency of an Insured Depository Institution: The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") imposes liability on an FDIC-insured depository institution (such as Chase's bank subsidiaries) for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with such institution being in "default" or "in danger of default" (commonly referred to as "cross-guarantee" liability). "Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is superior in right of payment to claims of the holding company and its affiliates against such depository institution.

   In the event an insured depository institution becomes insolvent, or upon the occurrence of certain other events specified in the Federal Deposit Insurance Act, whenever the FDIC is appointed the conservator or receiver of such insured depository institution, the FDIC has the power: (i) to transfer any of such bank's assets and liabilities to a new obligor (including, but not limited to, another financial institution acquiring all or a portion of the bank's business, assets or liabilities), without the approval of such bank's creditors; (ii) to enforce the terms of such bank's contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which such depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of such depository institution. Such provisions of the Federal Deposit Insurance Act would be applicable to obligations and liabilities of those of Chase's subsidiaries that are insured depository institutions, such as Chase Bank, Chase USA and Chase Texas, including, without limitation, obligations under senior or subordinated debt issued by such banks to investors (hereinafter referred to as "public noteholders") in the public markets.

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

   The Omnibus Budget Reconciliation Act of 1993 included a "depositor preference" provision, which provides that the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities (including the FDIC, as subrogee of such holders) have priority over the claims of other unsecured creditors of such institution, including public noteholders, in the event of the liquidation or other resolution of such institution.

   As a result of the provisions described above, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of Chase that is an insured depository institution, such as Chase Bank, Chase USA or Chase Texas, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, holders of deposit obligations of such depository institution.



Other Supervision and Regulation: Under Federal Reserve Board policy, Chase is expected to act as a source of financial strength to each bank subsidiary and to commit resources to support such bank subsidiary in circumstances where it might not do so absent such policy. Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

   The bank subsidiaries of Chase are subject to certain restrictions imposed by Federal law on extensions of credit to, and certain other transactions with, Chase and certain other affiliates and on investments in stock or securities thereof. Such restrictions prevent Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts.

   Chase's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chase Bank, as a New York State-chartered bank and


4 THE CHASE MANHATTAN CORPORATION

PART I

state member bank, is subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. Chase's national bank subsidiaries, such as Chase USA and Chase Texas, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The operations of The Vista Funds, Chase's mutual funds, including the means by which they may be distributed in the United States, are subject to regulation by the Securities and Exchange Commission ("SEC") and the Federal Reserve Board. The types of activities in which the foreign branches of Chase Bank and the international subsidiaries of Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Such foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

   Chase also conducts securities underwriting, dealing and brokerage activities through various broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. CSI, Chase's "Section 20" subsidiary, is also subject to the supervision and regulation of the Federal Reserve Board. The Federal Reserve Board previously required Section 20 subsidiaries to operate under a large number of conditions, commonly referred to as "firewalls", that had separated Section 20 companies from affiliated banks and, to a certain degree, from other bank holding company affiliates. Effective October 31, 1997, the Federal Reserve Board eliminated most firewalls and incorporated the remaining firewalls in a statement of operating standards, thus enabling CSI to operate more efficiently. In addition, effective March 6, 1997, the Federal Reserve Board increased the amount of a
Section 20 subsidiary's gross revenues that may be derived from underwriting and dealing in "ineligible" securities (i.e., securities in which a national bank may not underwrite or deal) from 10% to 25%. The effect of this regulatory action has been to enable Chase to substantially expand CSI's underwriting and dealing capabilities.

   The activities of Chase Bank, Chase USA and Chase Texas as consumer lenders are also subject to regulation under various Federal laws including the Truth-in-Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Fair Debt Collection Practice and the Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

From time to time, Chase has made and will make forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, in its filings with the Securities and Exchange Commission or in oral statements by senior management to analysts, investors, representatives of the media and others. Chase notes that any such forward-looking statements speak only as of the date they are made, and Chase undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

   All forward-looking statements, by their nature, are subject to risks and uncertainties, and Chase's actual future results may differ materially from those set forth in such forward-looking statements. Factors that might cause Chase's future financial performance to vary include, but are not limited to, the credit, market, operational, liquidity, interest rate and other risks discussed in the "Management Discussion and Analysis" and "Supervision and Regulation" sections of this report, as well as the following:

Competition: As noted above, Chase operates in a highly competitive environment. Chase expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for non-depository institutions to offer customers automatic transfer systems and other automated payment systems services that have been traditional banking products. Competition is also expected to increase as a result of legislation enacted in 1994 permitting interstate banking. Certain legislative proposals introduced in Congress from time to time would permit new types of affiliations between banks and financial service companies, including securities firms, and could, if enacted, also have increased competitive effects (See "Legislation" below).

Foreign Operations: Chase does business throughout the world, including in developing regions of the world commonly known as emerging markets. Chase also invests in the securities of corporations located in such emerging markets. Chase's businesses and revenues derived from emerging markets securities are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. In addition, foreign trading markets, particularly in emerging market countries are often smaller, less liquid, and more volatile than the U.S. trading markets.

Government Monetary Policies and Economic Controls: As noted above in Item 1 of this report, the earnings and business of Chase are affected by general economic conditions, both domestic and international, and by the fiscal or other policies that are adopted by various regulatory authorities of the United States, foreign governments, and international agencies. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond Chase's control. In addition, these policies and conditions can impact Chase's customers and counterparties, both in the U.S. and abroad, which may increase the risks of default on their obligations to Chase.


                                               THE CHASE MANHATTAN CORPORATION 5

PART I

Legislation: Federal and state legislation affecting the banking industry has played, and will continue to play, a significant role in shaping the nature of the financial services industry. For example, during 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle Act") was enacted. As a result of the passage of the Riegle Act and "early opt-in" by the states of New York, New Jersey and Connecticut, Chase was able to integrate the branches of its New Jersey and Connecticut banks into Chase Bank, thereby increasing the operational efficiency of such branches. However, another effect of the early "opt-in" by New York, New Jersey and Connecticut may be to increase competition within the tri-state region, although Chase cannot predict whether and to what extent such competition will increase. The State of Texas has "opted-out" of the provisions of the Riegle Act.

Legislative proposals, including proposals to revise fundamentally the bank regulatory system, allow banking organizations to engage in a broader range of activities and permit commercial organizations to engage in banking, are from time to time introduced in Congress. If enacted, such legislation could substantially change the competitive environment in which Chase and its subsidiaries operate. Chase cannot predict at this time the extent to which Chase and its subsidiaries might be affected by any of these initiatives.

Business Conditions and General Economy: Chase is a leading provider of services in the global markets, global services, investment banking, private banking and national consumer businesses. The profitability of these businesses, as well as Chase's credit quality, could be adversely affected by a worsening of general economic conditions, particularly by a higher domestic interest rate environment, as well as by foreign and domestic trading market conditions. An economic downturn or significantly higher interest rates could increase the risk that a greater number of Chase's customers would become delinquent on their loans or other obligations to Chase, or would refrain from securing additional debt. In addition, a higher level of domestic interest rates could affect the amount of assets under management by Chase (for example, by affecting the flows of moneys to or from the mutual funds managed by Chase), impact the willingness of financial investors to participate in loan syndications and underwritings managed by Chase's corporate finance business, adversely impact Chase's loan and deposit spreads and affect its domestic trading revenues. Revenues from foreign trading markets may also be subject to negative fluctuations as a result of the impact of unfavorable political and diplomatic developments, social instability and changes in the policies of central banks or foreign governments, and the impact of these fluctuations could be accentuated by the volatility and lack of relative liquidity in some of these foreign trading markets.

FOREIGN OPERATIONS

For geographic distributions of average assets, total revenue, total expense, income before income tax expense and net income, see Note Twenty Three on page
72. For a discussion of foreign loans, see Note Four on page 56 and see the sections entitled "Foreign Consumer" and "Foreign Commercial" in Management's Discussion and Analysis, each of which is on page 33, and "Cross-Border Outstandings," on page 84.

   ITEM 2: PROPERTIES
-------------------------------------------------------------------------------

The headquarters of Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by Chase. This location contains approximately 1.3 million square feet of commercial office and retail space.

Chase also owns and occupies a 60-story building at One Chase Manhattan Plaza in New York City. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 800,000 square feet is leased to outside tenants.

Chase also owns and occupies a 22-story bank and office building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space. In addition, Chase owns a 50-story building known as One New York Plaza in New York City which is leased to outside tenants.

Chase built in 1992 and fully occupies a two-building complex known as Chase MetroTech in downtown Brooklyn, New York. This facility contains approximately
1.75 million square feet and houses, among other things, operations and product support functions.

Chase occupies, in the aggregate, approximately 800,000 square feet of space in the United Kingdom. The most significant components of leased space in London are 240,000 square feet at 125 London Wall and 147,000 square feet at Thomas More Square. Chase also owns and occupies a 300,000 square foot operations center in Bournemouth.

Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; and in Houston, Arlington, and El Paso, Texas.

In addition, Chase and its subsidiaries occupy branch offices and other administrative and operational facilities throughout the United States and in foreign countries under various types of ownership and leasehold agreements.

   ITEM 3: LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

Due to the nature of the businesses in which it is engaged, Chase and its subsidiaries are subject to various threatened or filed legal actions from time to time. Some of these actions allege damages, or seek penalties or other relief, in very large amounts. On December 4, 1997, a judgment was entered on a jury verdict against The Chase Manhattan Bank in a lawsuit filed in the United States District Court for the Western


6 THE CHASE MANHATTAN CORPORATION

PART I

District of Texas, 50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., et al. The plaintiff sought damages for an alleged conversion by the Bank of shares of common stock issued by the plaintiff that had been held in a custody account of the Bank for its customer, Banque Paribas (Suisse) S.A. The judgment awarded the plaintiff $10.6 million in compensatory and $138 million in punitive damages. Chase has filed an appeal with the Fifth Circuit Court of Appeals. The amount of any ultimate exposure in this litigation cannot be determined with certainty at this time. Chase does not expect the final outcome of any of its lawsuits, including the suit described above, to have a material adverse affect on its consolidated financial condition.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------

None.


   EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

NAME                               AGE          POSITIONS AND OFFICES HELD WITH CHASE AND CHASE BANK
---------------------------------------------------------------------------------------------------------------------------
WALTER V. SHIPLEY                  62           Chairman and Chief Executive  Officer of Chase and Chase Bank 1983-1992 and
                                                1994 to the  present.  From  1992  until  December  31,  1993,  he had been
                                                President  of Chase and Chase  Bank.  He has been a  Director  of Chase and
                                                Chase Bank since 1982.

THOMAS G. LABRECQUE                59           President and Chief Operating Officer of Chase and Chase Bank since
                                                March 31,  1996,  having  served  since 1990 as  Chairman  of the Board and
                                                Chief  Executive  Officer of  heritage  Chase.  He had been a  Director  of heritage  Chase since 1980 and became a Director of Chase and Chase Bank on
                                                March 31, 1996.

WILLIAM B. HARRISON JR.            54           Vice  Chairman of the Board of Chase and Chase Bank,  and  responsible  for
                                                Chase's  Global Banking  businesses.  He has been a Director of Chase since
                                                1991 and of Chase Bank since 1990.

DONALD L. BOUDREAU                 57           Vice Chairman of Chase and Chase Bank. He became  responsible  for National
                                                Consumer  Services  in December  1997 and before that had been  responsible for Chase's consumer credit  businesses.  Prior to the merger,  he was Vice
                                                Chairman and a Director of heritage Chase.

MARC J. SHAPIRO                    50           Vice  Chairman  of Chase and Chase Bank,  responsible  for finance and risk management.  Prior  to July  1997,  he was  Chairman  and  Chief  Executive
                                                Officer  of Chase  Bank of  Texas,  National  Association  (formerly  Texas
                                                Commerce Bank, National Association).

JOSEPH G. SPONHOLZ                 54           Vice  Chairman of Chase and Chase Bank,  responsible  for Chase  Technology
                                                Solutions.  Prior to December 1997, he had been  Executive  Vice  President and Chief Administrative Officer.

JOHN J. FARRELL                    46           Director Human Resources of Chase and Chase Bank.  Prior to the merger,  he held the same position at heritage Chase since 1993.

FREDERICK W. HILL                  48           Director Corporate Marketing and Communications of Chase and Chase Bank
                                                since September 1997. Before joining Chase, he had been senior vice president, communications and community relations, for McDonnell Douglas
                                                Corporation since 1995, prior to which he headed the communications function for Westinghouse Electric Corporation.

WILLIAM H. MCDAVID                 51           General Counsel of Chase and Chase Bank since 1988.


Unless otherwise noted, all of Chase's above-named executive officers have continuously held senior-level positions with Chase or its predecessor institutions, Chemical Banking Corporation and The Chase Manhattan Corporation, during the five fiscal years ended December 31, 1997. There are no family relationships among the foregoing executive officers.


                                               THE CHASE MANHATTAN CORPORATION 7

PART II


   ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The outstanding shares of Chase's Common Stock are listed on the New York Stock Exchange and the London Stock Exchange Limited. For the quarterly high and low prices of the Common Stock on the New York Stock Exchange for the last two years, see the section entitled "Quarterly Financial Information (Unaudited)" on page 73. Chase declared quarterly cash dividends on its Common Stock in the amount of $.62 per share for each quarter of 1997 and $.56 per share for each quarter of 1996. At February 28, 1998, there were 83,472 holders of record of Chase's Common Stock.

   During the fourth quarter of 1997, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan as follows: October 3, 1997 - 281 shares; and November 17, 1997 - 1,766 shares. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors and to serving directors as a share grant as follows: October 10, 1997 - 154 shares; and December 1, 1997
- 2,652 shares.


   ITEM 6: SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

For five-year selected financial data, see "Summary of Selected Financial Data" on page 18.


   ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears on pages 18 through 44.


   ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

For information related to market risk, see the Market Risk Management section on pages 37 through 41 and Note One on page 50.


   ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------------


The consolidated financial statements, together with the Notes thereto and the report of Price Waterhouse LLP dated January 20, 1998 thereon, appear on pages 45 through 73.

   Supplementary financial data for each full quarter within the two years ended December 31, 1997 is included on page 73 in the table entitled "Quarterly Financial Information (Unaudited)". Also included is a "Glossary of Terms" on page 74.


   ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------


None.



PART III


   ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF CHASE
-------------------------------------------------------------------------------

See Item 13 below.


   ITEM 11: EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

See Item 13 below.


   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

See Item 13 below.


   ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

Pursuant to Instruction G (3) to Form 10-K, the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to Chase's definitive proxy statement for the annual meeting of stockholders, to be held May 19, 1998, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of Chase's 1997 fiscal year.


8 THE CHASE MANHATTAN CORPORATION

PART IV


   ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a) EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

       The consolidated financial statements, the Notes thereto and the report thereon listed in Item 8 are set forth commencing on page 45.

2.     Financial Statement Schedules

       None.

3.     Exhibits

3.1 Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-07941) of The Chase Manhattan Corporation).

3.2    By-laws, as amended as of March 17, 1998, of The Chase Manhattan
       Corporation.

4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York, National Association, as Trustee (incorporated by reference to
       Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and First Trust of New York, National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
       Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1).

4.3(b) First Supplemental Indenture, dated as of December 31, 1991, among
       Chemical Banking Corporation, Manufacturers Hanover Corporation and IBJ Schroder Bank and Trust Company, as Trustee, to the Indenture, dated June 1, 1985 (incorporated by reference to Exhibit 4.18(b) to the Annual Report on Form 10-K, dated December 31, 1991, of Chemical Banking Corporation, File No. 1-5805).

4.3(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and IBJ Schroder Bank and Trust Company, as Trustee, to the Indenture, dated June 1, 1985 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.4(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
       Corporation and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

4.4(b) First Supplemental Indenture, dated as of November 1, 1990, between The
       Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

4.4(c) Second Supplemental Indenture, dated as of May 1, 1991, between The Chase
       Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

4.4(d) Third Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).


                                               THE CHASE MANHATTAN CORPORATION 9

4.5(a) Amended and Restated Indenture, dated as of September 1, 1993, between
       The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and First Trust of New York, National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and First Trust of New York, National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.6(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
       Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

4.6(b) Supplemental Indenture, dated as of July 22, 1994, to the Indenture, dated as of May 15, 1993, among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee, dated as of July 22, 1994, by Chemical Banking Corporation (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

4.7 Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.8 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II.

4.9 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II.

10.1 Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.2 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996 (incorporated by reference to Exhibit
       10.2 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.3 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to the Schedule 14A, filed on April 17, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.5 The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

10.6 Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.7 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit
       10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).


                                              THE CHASE MANHATTAN CORPORATION 10

PART IV

10.8 The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.10  Long Term Incentive Program of Manufacturers Hanover Corporation.

10.11 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.12 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated by reference to Exhibit 10W to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.13 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers.

10.14 Form of termination agreement as entered into by The Chase Manhattan Corporation and Donald L. Boudreau (incorporated by reference to the Annual Report on Form 10-K, dated December 31, 1994, of The Chase Manhattan Corporation, File No. 1-5945).

10.15 Form of amendment to the termination agreement as entered into by The Chase Manhattan Corporation and Donald L. Boudreau (incorporated by reference to the Quarterly Report on Form 10-Q, dated September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.16  Permanent Life Insurance Options Plan (incorporated by reference to
       Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.17 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

10.18 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

10.19 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

10.20 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.21 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.22 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10H of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.23 Amendment to Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10AA to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.24 TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10I of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.25 Amendment to TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10BB to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1- 5945).


                                              THE CHASE MANHATTAN CORPORATION 11

PART IV



11.1   Computation of earnings per Common Share.

12.1   Computation of ratio of earnings to fixed charges.

12.2 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1   List of Subsidiaries of The Chase Manhattan Corporation.

22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.

The Chase Manhattan Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of The Chase Manhattan Corporation and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of The Chase Manhattan Corporation and its subsidiaries on a consolidated basis. In addition, The Chase Manhattan Corporation hereby agrees to file with the Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Footnote Six of the Notes to Consolidated Financial Statements on page 57.

(b)    REPORTS ON FORM 8-K

     - A Current Report on Form 8-K dated October 21, 1997 was filed on October 24, 1997 setting forth The Chase Manhattan Corporation's financial results for the third quarter of 1997 and announcing The Chase Manhattan Corporation's agreement to purchase the credit card portfolio of The Bank of New York.

     - A Current Report on Form 8-K dated November 13, 1997 was filed on November 13, 1997 reporting trading revenue losses for the month of October.

     - A Current Report on Form 8-K dated November 24, 1997 was filed on December 4, 1997 attaching certain legal opinions in connection with the issuance of the 7.34% Capital Securities, Series D, of Chase Capital IV.


12 THE CHASE MANHATTAN CORPORATION

                              Pages 13-16 Not Used

                                             FINANCIAL SECTION TABLE OF CONTENTS

    Management's Discussion and Analysis:

18  Summary of Selected Financial Data

19  Overview

20  Managed Operating Results

21  Lines of Business Results
      Global Banking
      National Consumer Services
      Chase Technology Solutions
      Corporate

25  Results of Operations
      Net Interest Income
      Provision for Credit Losses
      Noninterest Revenue
      Noninterest Expense
      Income Taxes

29  Credit Risk Management
      Loan Portfolio
      Consumer Portfolio
      Commercial Portfolio
      Industry Diversification
      Cross-Border Exposure
      Derivative and Foreign Exchange Financial Instruments
      Allowance for Credit Losses

37  Market Risk Management
      Trading Activities
      Asset/Liability Management

41  Operating Risk Management

41  Capital and Liquidity Risk Management

43  Accounting and Reporting Developments

44  Comparison between 1996 and 1995

    AUDITED FINANCIAL STATEMENTS:

45  Management's Report on Responsibility for Financial Reporting

45  Report of Independent Accountants

46  Consolidated Financial Statements

50  Notes to Consolidated Financial Statements

    SUPPLEMENTARY DATA:

73  Quarterly Financial Information

74  Glossary of Terms


                                             THE CHASE MANHATTAN CORPORATION  17

MANAGEMENT'S DISCUSSION AND ANALYSIS -- SUMMARY OF SELECTED FINANCIAL DATA


(in millions, except per share and ratio data)
As of or for the year ended December 31,                   1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------------
AS REPORTED BASIS

Revenues                                               $ 16,783    $ 15,852    $ 14,960    $ 15,013    $ 15,472
Noninterest Expenses (excluding Restructuring Costs)      9,877       9,330       9,375       9,537       9,625
Restructuring Costs                                         192       1,814          15         465         203
Provision for Credit Losses                                 804         897         758       1,050       2,820
Net Income Before Accounting Changes                      3,708       2,461       2,970       2,486       2,026
Net Income(a)                                          $  3,708    $  2,461    $  2,959    $  2,486    $  2,394
---------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:(b)
  Basic                                                $   8.30    $   5.13    $   6.33    $   5.05    $   4.88
  Diluted                                                  8.03        4.94        6.04        4.97        4.79
Book Value at December 31,                                47.51       42.58       41.81       37.37       36.10
Market Value at December 31,                             109.50       89.38       58.75       35.88       40.13
Cash Dividends Declared                                    2.48        2.24        1.94        1.64        1.37
---------------------------------------------------------------------------------------------------------------
Performance Ratios
Return on Average Total Assets                             1.04%        .77%        .96%        .87%        .97%
Return on Average Common Equity                           18.73       12.48       16.15       13.86       14.62
Common Dividend Payout Ratio                                 30          44          29          30          26
---------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Items
Loans                                                  $168,454    $155,092    $150,207    $142,231    $137,117
Total Assets                                            365,521     336,099     303,989     285,383     251,948
Deposits                                                193,688     180,921     171,534     166,462     169,786
Long-Term Debt                                           13,387      12,714      12,825      13,061      13,833
Total Stockholders' Equity                               21,742      20,994      20,836      18,873      19,101
---------------------------------------------------------------------------------------------------------------
Capital Ratios(c)
Tier 1 Risk-Based Capital Ratio                            7.90%       8.15%       8.22%       8.05%       8.06%
Total Risk-Based Capital Ratio                            11.64       11.78       12.27       12.23       12.35
Tier 1 Leverage                                            6.03        6.79        6.68        6.63        7.35
---------------------------------------------------------------------------------------------------------------
MANAGED OPERATING BASIS*

Operating Revenues                                     $ 17,674    $ 16,428    $ 15,048    $ 14,943    $ 14,911
Operating Noninterest Expenses                            9,730       9,306       9,450       9,487       8,798
Credit Costs(d)                                           1,809       1,451         853       1,261       2,907
Operating Net Income                                   $  3,849    $  3,516    $  2,903    $  2,559    $  1,956
---------------------------------------------------------------------------------------------------------------
Operating Net Income Per Common Share:(b)
  Basic                                                $   8.64    $   7.55    $   6.20    $   5.22    $   3.86
  Diluted                                                  8.35        7.27        5.92        5.13        3.80
---------------------------------------------------------------------------------------------------------------
Performance Ratios
Return on Average Common Equity                           19.48%      18.35%      15.82%      14.32%      11.57%
Common Dividend Payout Ratio                                 29          30          29          29          33
Efficiency Ratio                                             55          57          63          63          59
---------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Items
Loans - Managed                                        $185,306    $168,089    $156,758    $144,920    $140,867
Total Assets - Managed                                  382,373     349,096     310,540     288,072     255,698
---------------------------------------------------------------------------------------------------------------

* Note-Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 74.

(a) Accounting changes include the adoption of SFAS 106 in 1995 for the accounting for other postretirement benefits relating to the foreign plans of The Chase Manhattan Corporation ("Chase"). Also reflects the adoption in 1993 of SFAS 106 for Chase's domestic plans and SFAS 109 relating to accounting for income taxes. The basic and diluted net income per common share before accounting changes in 1995 were $6.36 and $6.07, respectively. The basic and diluted net income per common share before accounting changes in 1993 were $4.02 and $3.96, respectively.

(b) Effective December 31, 1997, Chase adopted SFAS 128 relating to the computation of earnings per share ("EPS"), which replaced primary EPS with basic EPS and fully-diluted EPS with diluted EPS. Prior period amounts have been restated.

(c) The December 31, 1997 ratios are calculated under the Federal Reserve Board's new risk-based capital guidelines incorporating market-risk adjusted capital. Prior periods have not been restated.

(d) Includes provision for credit losses, foreclosed property expenses and charge-offs related to the securitized credit card portfolio.


18  THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain forward-looking statements contained herein are subject to risks and uncertainties. Chase's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 74 for a definition of certain terms used throughout the annual report.

--------------------------------------------------------------------------------
   OVERVIEW
--------------------------------------------------------------------------------

For 1997, Chase's net income was a record $3.71 billion or $8.03 per share on a diluted basis, compared with $2.46 billion or $4.94 per share on a diluted basis in 1996. The results for both years included the impact of merger-related restructuring costs.

      Management measures Chase's financial performance and that of its business units based on managed operating earnings, which excludes the impact of credit card securitizations, restructuring costs and special items. For a discussion of managed operating results, see the section that follows.

      Operating highlights for 1997 included:

o     Return on common stockholders' equity of 19.5%, up from 18.4% in 1996.

o     A 15% increase in operating earnings per share to $8.35.

o     An 8% increase in managed revenues to almost $18 billion.

o     Another improvement in Chase's efficiency ratio to 55%.

o A quarterly dividend increase of 11% to $2.48 per share on an annual basis.

      The 1997 results underscored the strength of Chase's balanced mix of businesses. Despite the difficult market conditions that existed in the fourth quarter of 1997, revenue growth continued to accelerate, with eight of Chase's eleven key businesses growing at double-digit levels during the fourth quarter.

      Operating expenses increased 5% from 1996 reflecting higher investment spending and increased incentives related to the growth in market-sensitive revenues, offset by $635 million of incremental merger savings. Expense savings (since the merger on March 31, 1996) have totaled approximately $1.2 billion.

      Chase repurchased net 9.8 million common shares in 1997 as part of a stock repurchase plan begun in October 1996. Under the plan, Chase is authorized through the end of 1998 to repurchase up to an aggregate of $2.5 billion of its common shares, net of issuances for employee benefit and other plans. From the inception of the program through year-end 1997, Chase completed net repurchases of 19.7 million shares ($2.1 billion).

      In 1997, Chase adopted the Federal Reserve Board's new guidelines for the calculation of market risk-adjusted capital. These guidelines incorporate the use of internal models to measure market risk. In addition, the capital and assets of Chase Securities Inc. are now included in the calculation of risk-based capital ratios. Chase's Tier 1 and Total Capital ratios were 7.9% and 11.6%, respectively, and its Tier 1 leverage ratio was 6.0% at December 31, 1997.

      Chase's financial performance goals over the next several years include an average return on common equity of 18% or higher, growth in managed operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share.

      During the latter part of 1997, Chase started a Business Effectiveness Review Project, the goals of which are to fully realize Chase's potential. Through changes in the role and organization of corporate and business level functional staff, Chase hopes to promote faster decision-making at lower cost. This project will also create the sharing of staff services at fewer levels within the organization and the transfer of a significant number of activities to a global "shared services" entity. An implementation plan for the project is expected to be completed by the end of March 1998.


                           [graph 1 - See Appendix I]


                           [graph 2 - See Appendix I]


                                             THE CHASE MANHATTAN CORPORATION  19

MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
   MANAGED OPERATING RESULTS
--------------------------------------------------------------------------------

Managed operating results exclude the impact of credit card securitizations, restructuring costs and special items. To further facilitate analysis of Chase's financial results, management categorizes the revenue components of the managed operating income statement as either market-sensitive or nonmarket-sensitive related revenues. Market-sensitive revenues include trading revenues (including trading-related net interest income), corporate finance and syndication fees, securities gains and revenue from equity-related investments. Nonmarket-sensitive revenues, which are subject to less market volatility, include all the remaining revenue components on the income statement.

      The following supplemental information provides a reconciliation between Chase's reported results and Chase's results on a managed operating basis. For a further discussion of credit card securitizations and their impact on the income statement, see pages 32-33.

                                                                   1997
                                         ------------------------------------------------------
                                                                                       Managed
Year Ended December 31,                   Reported      Credit Card       Special     Operating
(in millions, except per share data)     Results(a)  Securitizations(b)   Items(c)      Basis
-----------------------------------------------------------------------------------------------
INCOME STATEMENT
Market-Sensitive Revenue                  $ 4,292        $    --         $    --       $ 4,292
Nonmarket-Sensitive Revenue                12,491            993            (102)(e)    13,382
-----------------------------------------------------------------------------------------------
  Total Revenue                            16,783            993            (102)       17,674
Noninterest Expense                         9,865             --            (135)(f)     9,730
-----------------------------------------------------------------------------------------------
Operating Margin                            6,918            993              33         7,944
Credit Costs(d)                               816            993              --         1,809
-----------------------------------------------------------------------------------------------
Income Before Restructuring Costs           6,102             --              33         6,135
Restructuring Costs                           192             --            (192)           --
-----------------------------------------------------------------------------------------------
Income Before Taxes                         5,910             --             225         6,135
Tax Expense (Benefit)                       2,202             --              84         2,286
-----------------------------------------------------------------------------------------------
Net Income (Loss)                         $ 3,708        $    --         $   141       $ 3,849
-----------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic                                     $  8.30                                      $  8.64
Diluted                                   $  8.03                                      $  8.35
-----------------------------------------------------------------------------------------------

                                                                  1996
                                          ------------------------------------------------------
                                                                                        Managed
Year Ended December 31,                    Reported      Credit Card      Special      Operating
(in millions, except per share data)      Results(a)  Securitizations(b)  Items(c)       Basis
------------------------------------------------------------------------------------------------
INCOME STATEMENT
Market-Sensitive Revenue                   $ 3,767         $    --         $    --      $ 3,767
Nonmarket-Sensitive Revenue                 12,085             570                6(g)   12,661
------------------------------------------------------------------------------------------------
  Total Revenue                             15,852             570               6       16,428
Noninterest Expense                          9,346              --             (40)(h)    9,306
------------------------------------------------------------------------------------------------
Operating Margin                             6,506             570              46        7,122
Credit Costs(d)                                881             570              --        1,451
------------------------------------------------------------------------------------------------
Income Before Restructuring Costs            5,625              --              46        5,671
Restructuring Costs                          1,814              --          (1,814)          --
------------------------------------------------------------------------------------------------
Income Before Taxes                          3,811              --           1,860        5,671
Tax Expense (Benefit)                        1,350              --             805(i)     2,155
------------------------------------------------------------------------------------------------
Net Income (Loss)                          $ 2,461         $    --         $ 1,055      $ 3,516
-----------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic                                      $  5.13                                      $  7.55
Diluted                                    $  4.94                                      $  7.27
------------------------------------------------------------------------------------------------

(a) Represents results reported in Chase's financial statements, except that revenues are categorized between market-sensitive and nonmarket-sensitive revenues, restructuring costs have been separately displayed and foreclosed property expense is included in Credit Costs.

(b)   This column excludes the impact of credit card securitizations.

(c)   Includes restructuring costs and special items.

(d) Credit Costs include the Provision for Credit Losses and Foreclosed Property Expense.

(e) Includes $58 million gain on the sale of Chase's remaining interest in CIT Group Holdings, Inc. ("CIT") and $44 million gain on the sale of a partially-owned foreign investment.

(f) Costs incurred for the accelerated vesting of stock-based incentive awards.

(g) Receipt of $54 million of interest related to Federal and State tax audit settlements offset by a $60 million loss on the sale of a building in Japan.

(h)   Costs incurred in combining Chase's foreign retirement plans.

(i) Reflects tax benefits related to restructuring costs as well as aggregate tax benefits and refunds.

Operating revenues in 1997 rose 8% to $17.67 billion, reflecting a 14% increase in market-sensitive revenues and a 6% increase in nonmarket-sensitive revenues. Market-sensitive revenues in 1997 reflect double-digit increases over 1996 in corporate finance fees, securities gains and equity-related revenue. Trading-related revenue in 1997 rose 4% from last year, despite the difficult market conditions that existed in the 1997 fourth quarter. Although components of market-sensitive revenues experience volatility from time to time, such as that experienced in trading-related revenue in the fourth quarter of 1997, over the past ten years market-sensitive revenues have increased at a compound annual growth rate ("CAGR") of 14%, as shown in the following graph.

Nonmarket-sensitive revenues increased 6% from last year, reflecting higher trust and investment management fees and credit card revenue. Over the past 10 years, nonmarket-sensi-


                           [graph 3 - See Appendix I]


20  THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

tive revenues have increased at a CAGR of 2%; however, Chase has experienced an acceleration of the growth rate, as evidenced by annual growth of 5% in 1996 and 6% in 1997. Nonmarket-sensitive revenues incorporate various unrelated lines of businesses. Some of these revenue components, although highly profitable, have little growth potential, while other revenue components have rapid growth rates.

      Management expects both the market-sensitive and nonmarket-sensitive revenues of Chase to experience fluctuations from time to time and, accordingly, does not expect the components of operating revenue to grow at these historical CAGRs every fiscal year.

      See Results of Operations, for a discussion of Chase's revenue and expense on a reported basis.

--------------------------------------------------------------------------------
      LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

Chase's businesses are organized into three major business franchises, Global Banking, National Consumer Services ("NCS") and Chase Technology Solutions ("CTS"), which includes Global Services. Within each of these franchises, key businesses are measured independently on a profit and loss and rate-of-return basis, as well as by other key performance measures.

      Lines of business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. Results have been restated to reflect Chase's new organizational structure. The lines of business results for Middle Market Banking and the global banking portion of Chase Bank of Texas, National Association ("Chase Texas"), formerly Texas Commerce Bank, National Association, are now reported in the Global Banking line of business results. The consumer-and global services-related results for Chase Texas are reported as part of NCS and CTS lines of business results, respectively.

      Chase's economic risk-based capital methodology is the basis for allocating equity to business units. This methodology quantifies credit, market and operating risks within each business and allocates capital accordingly.



LINES OF BUSINESS RESULTS
                                         Global                    National             Global Services
                                         Banking              Consumer Services           (Within CTS)               Total(a)
Year Ended December 31,           ---------------------     ---------------------     ---------------------   ----------------------
  (in millions, except ratios)        1997         1996         1997         1996         1997         1996       1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income - Managed(b)  $  2,840     $  2,929     $  5,185     $  4,819     $  1,018     $    927   $  8,696     $  8,498

Noninterest Revenue - Managed(b)     5,518        4,948        2,156        1,831        1,290        1,144      8,978        7,930

Noninterest Expense                  4,036        3,955        3,833        3,734        1,675        1,608      9,730        9,306
------------------------------------------------------------------------------------------------------------------------------------

Operating Margin                     4,322        3,922        3,508        2,916          633          463      7,944        7,122

Credit Costs - Managed                 386          379        1,816        1,363            2            1      1,809        1,451
------------------------------------------------------------------------------------------------------------------------------------

Operating Income Before Taxes        3,936        3,543        1,692        1,553          631          462      6,135        5,671

Income Taxes                         1,464        1,324          653          604          236          173      2,286        2,155
------------------------------------------------------------------------------------------------------------------------------------

Operating Net Income(c)           $  2,472     $  2,219     $  1,039     $    949     $    395     $    289   $  3,849     $  3,516
------------------------------------------------------------------------------------------------------------------------------------

Average Common Equity             $ 10,592     $ 10,511     $  4,761     $  4,461     $  1,049     $  1,105   $ 18,828     $ 17,965

Average Assets                    $256,095     $230,397     $100,308     $ 91,417     $ 11,889     $  9,620   $356,346     $321,240

Return on Common Equity               22.4%        19.9%        20.9%        20.1%        36.7%        24.9%      19.5%        18.4%

Efficiency Ratio - Managed              48%          50%          52%          56%          73%          78%        55%          57%
------------------------------------------------------------------------------------------------------------------------------------

(a) Total column includes Corporate results. See description of Corporate results on page 24.

(b) Trading-related net interest income is reflected in the Noninterest Revenue-Managed caption.

(c)   Operating net income excludes restructuring costs and special items.


                           [graph 4 - See Appendix I]


                                             THE CHASE MANHATTAN CORPORATION  21

MANAGEMENT'S DISCUSSION AND ANALYSIS

Global Banking

Global Banking operates in more than 50 countries, including major operations in all key international financial centers. Terminal Businesses represents discontinued portfolios (primarily the remaining refinancing country debt and commercial real estate problem assets).

      Global Banking's operating net income for 1997 was $2.47 billion, an increase of $253 million over 1996. Operating return on equity in 1997 was 22%, compared with 20% in 1996. These favorable results were due primarily to increases in fee revenue and trading-related revenue, coupled with higher securities gains.

      The following table sets forth certain key financial performance measures of the businesses within Global Banking for the periods indicated.

                                                                         1997                                  1996
                                                      ---------------------------------------  -------------------------------------
                                                                Operating           Managed              Operating         Managed
                                                      Managed      Net             Efficiency  Managed      Net           Efficiency
Year Ended December 31, (in millions, except ratios)  Revenues   Income     ROCE      Ratio    Revenues    Income   ROCE     Ratio
------------------------------------------------------------------------------------------------------------------------------------
Global Banking:
  Global Markets                                       $ 2,954   $   955     39.9%       50%    $ 2,667    $   807  34.2%     54%
  Global Investment Banking and Corporate Lending:
    Corporate Finance                                    1,020       253     53.1        58         834        172  36.0      65
    Corporate Lending                                    1,465       488     13.8        30       1,608        564  16.2      27
                                                       -------   -------                        -------    -------
  Total Global Investment Banking and Corporate
    Lending                                              2,485       741     18.7        42       2,442        736  18.7      40
  Chase Capital Partners                                   738       409     31.1        12         703        397  35.8       9
  Global Asset Management and Private Banking              751       143     32.4        68         674        115  23.9      70
  Middle Markets                                           839       211     22.0        49         826        190  17.6      52
  Chase Texas(a)                                         1,328       291     19.5        61       1,230        269  19.0      63
  Terminal Businesses                                       45       (38)      NM        NM         (36)      (100)   NM      NM
------------------------------------------------------------------------------------------------------------------------------------

(a)  Represents consolidated results for Chase Texas.

NM - Not meaningful

Global Markets: Global Markets' activities encompass the trading and sale of foreign exchange, derivatives, fixed income securities and commodities. As a leader in capital markets, Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets in both developed and emerging countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. For 1997, net income was $955 million with a return on common equity of 40%, compared with $807 million and 34% in 1996, reflecting improved treasury results and higher trading-related revenues. For 1997, trading-related revenue was $2,038 million, an increase of 4% from last year's results, driven by higher foreign exchange, derivatives, and securities results worldwide. Also included within Global Markets are Chase's domestic and international treasury units, which have primary responsibility for Chase's asset/liability management activities ("ALM"). ALM activities in the treasury units are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines the reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items. In 1997, the total return from ALM activities amounted to $476 million pre-tax before expenses.

Global Investment Banking and Corporate Lending: Global Investment Banking and Corporate Lending finances and advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. The product offerings encompass syndicated finance, high-yield securities, merger and acquisitions, project finance, restructuring, private placements, lease financing, trade finance and lending. Chase continues to maintain its lead position in loan syndication and in leveraged finance. Net income in 1997 was $741 million, up slightly when compared with 1996. These results were driven by increased corporate finance revenues, including significant increases in merger and acquisition advisory revenues, offset by lower lending revenues.

Chase Capital Partners: Chase Capital Partners ("CCP") is a global private equity organization with approximately $5.0 billion under management, including $3.6 billion in equity-related investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and abroad. During 1997, CCP committed $1.1 billion, including $922 million in funded investments, in over 100 venture capital, management buyout, recapitalization, growth-equity and mezzanine transactions. These amounts compare with $725 million in commitments and more than 60 transactions in 1996. CCP's net income rose 3% to $409 million in 1997, reflecting higher revenue from equity-related investments.


22  THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS


Global Asset Management and Private Banking: The Global Asset Management and Private Banking group serves a global client base of high net worth individuals, families, institutional and mutual fund and self-directed investors. Services include investment management for institutional investors globally, Vista Mutual Funds (at December 31, 1997, the fourth largest bank-managed mutual fund family in the U.S.) and a full range of integrated private banking capabilities, including investment management and advisory services, trust and estate planning, global custody, global mutual funds, credit and banking, and philanthropic advisory services. Total assets under management amounted to $155 billion at December 31, 1997. Net income grew 24% to $143 million in 1997, with a return on common equity of 32%. Revenues for 1997 rose 11%, driven by growth in assets under management as well as increased investment advisory activities.

Middle Markets: Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is also the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle market companies and is lead bank for 25% of these companies. Net income was $211 million for 1997, a $21 million increase when compared with 1996 results, reflecting higher deposit volume, increased corporate finance activity and productivity gains.

Chase Texas: Chase Texas is the primary bank for more large corporations and middle market companies than any other bank in Texas. Chase Texas also maintains a strong consumer banking presence through its 125 locations. Additionally, Chase Texas was the largest bank for personal and corporate trust services in the Southwest in 1997. Net income for 1997 was $291 million, a $22 million increase when compared with 1996 results. These favorable results were attributable to revenue growth of 8%, reflecting an increase in fee-based activities and higher loan and deposit volumes. The 1997 net income of $291 million allocated by each major business franchise was as follows: $157 million in Global Banking, $75 million in NCS and $59 million in CTS.

NATIONAL CONSUMER SERVICES (NCS)

For 1997, NCS's operating net income was $1.04 billion, a $90 million increase over 1996. Operating return on common equity was 21%, compared with 20% in 1996. These favorable results reflected higher revenue (driven by higher loan volume in credit cards and mortgage banking products) and the benefit of merger-related savings, and were partially offset by higher credit costs for credit cards, auto loans and unsecured revolving lines of credit and higher expenses related to marketing initiatives and new product offerings.

      The following table sets forth certain key financial performance measures of the businesses within NCS for the periods indicated.

                                                     1997                                        1996
                                   ---------------------------------------   ----------------------------------------
                                               Operating          Managed                 Operating          Managed
Year Ended December 31,             Managed       Net           Efficiency    Managed        Net           Efficiency
  (in millions, except ratios)     Revenues(a)  Income   ROCE      Ratio     Revenues(a)   Income    ROCE     Ratio
---------------------------------------------------------------------------------------------------------------------
National Consumer Services:
  Credit Cards                       $3,345    $  325    18.3%        39%      $2,917      $  344    21.8%      42%
  Retail Payments and Investments     2,551       395    27.2         71        2,472         349    24.4       74
  Mortgage Banking                      741       180    15.6         56          652         106     7.9       67
  National Consumer Finance             649       123    25.7         40          599         137    29.8       42
---------------------------------------------------------------------------------------------------------------------

(a) Insurance products managed within Retail Payments and Investments, but included for reporting purposes in Credit Cards, Mortgage Banking, and National Consumer Finance, generated revenues of $102 million and $81 million in 1997 and 1996, respectively.

Credit Cards: Chase Cardmember Services ("CCS") ranks as the fourth largest bank card issuer in the United States with a $32.5 billion managed portfolio at December 31, 1997. In November 1997, Chase acquired substantially all of The Bank of New York's credit card portfolio, totaling approximately 3.5 million accounts and approximately $4 billion in outstandings. CCS established a joint venture with First Data Corporation resulting in one of the largest merchant credit card processors in the U.S. CCS now reflects the results of the International Consumer business, which includes The Manhattan Card Company Limited (which became wholly owned in 1998), the third-largest credit card issuer in Hong Kong, and which provides consumer banking in Hong Kong, Panama and the Eastern Caribbean. For 1997, credit card operating net income was $325 million, a decline of $19 million or 6% due to higher funding costs in Hong Kong. In the U.S., increased charge-offs and costs related to the co-branded Wal-Mart MasterCard were offset by revenue growth. In 1997, revenue increased 15% as a result of growth in both the core portfolio and from co-branded initiatives, and from higher fees and risk-based pricing initiatives.


                                              THE CHASE MANHATTAN CORPORATION 23

MANAGEMENT'S DISCUSSION AND ANALYSIS

Retail Payments and Investments: At December 31, 1997, Retail Payments and Investments had the leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. Retail Payments and Investments offers customers convenient access to financial services through the largest branch and proprietary ATM networks in the region plus state-of-the-art telephone, PC and Internet services. In addition to its banking activities, Retail Payments and Investments includes brokerage services and markets insurance and investment products nationwide. Net income in 1997 was $395 million, a 13% increase from 1996, reflecting higher deposit volumes, increased investment product sales, greater Chase banking card usage and lower expenses from merger savings. The results for Retail Payments and Investments include the consumer-related results of Chase Texas.

Mortgage Banking: At December 31, 1997, Mortgage Banking was the third-largest originator and servicer of residential mortgage loans in the U.S., serving more than 1.9 million customers nationwide. In 1997, Chase acquired $17 billion in mortgage servicing rights from Source One Mortgage Services Corporation ("Source One") and, at December 31, 1997, Chase's servicing portfolio totaled $169 billion. In 1997, $40 billion in residential mortgage loans were originated. Net income improved in 1997 to $180 million, a $74 million increase from 1996. Net income for 1997 includes $20 million pre-tax amortization of goodwill. The favorable 1997 results arose from a 14% increase in revenue, reflecting higher origination volume, wider origination margins, servicing portfolio growth and loan growth. Also contributing to the increase were lower expenses as a result of merger savings and productivity gains resulting from the reengineering of the mortgage origination business.

National Consumer Finance: National Consumer Finance ("NCF") is a leading provider of automobile financing, home equity-secured lending, student lending, unsecured consumer lending ("Chase Advantage Credit") and manufactured housing financing. At December 31, 1997, Chase Auto Finance had $13.2 billion in outstandings with $10.8 billion in new originations for 1997. In 1997, NCF's revenue increased by 8% as a result of growth in loan volume. However, net income in 1997 was $123 million, a $14 million decrease when compared with 1996. The lower net income was the result of a higher credit provision and the impact of a joint venture formed with the Student Loan Marketing Association ("Sallie Mae") in late 1996. Revenues from the Sallie Mae joint venture are accounted for on an equity basis, causing the amount of reported revenues to be lower than they would have been if accounted for on a consolidated basis.
Excluding the effects of this joint venture, revenues grew by 16%.

CHASE TECHNOLOGY SOLUTIONS (CTS)

In order to establish a fully integrated transaction processing platform, Chase has combined its global services businesses, information technology and operations and electronic commerce initiatives into a new group called CTS. Global Services, within CTS, is a leading provider of information and transaction services globally and includes custody, cash management, trust and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for $4.5 trillion in assets and serviced over $3.0 trillion in outstanding debt at December 31, 1997. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volumes. Operating net income for Global Services in 1997 was $395 million, an increase of $106 million, or 37%, from 1996. These favorable results were due to strong revenue growth, reflecting an increase in assets under custody and new business initiatives, as well as continued productivity gains. The results for Global Services include the global services-related results of Chase Texas.

CORPORATE

Corporate includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate also includes unallocated special items, such as results attributed to Chase's investment in CIT, prior to its sale. For 1997, Corporate had an operating net loss of $57 million compared with operating net income of $59 million in 1996.

NEW CAPITAL ALLOCATION METHODS

For 1998, Chase has taken several steps to change the way it allocates capital to its business units. While the primary basis for allocating capital continues to be based on quantitative measures of credit risk, market risk and operating risk, two changes to the methodology have been introduced. First, recognizing that there are certain minimum capital ratios that must be met to maintain Chase and its banks at regulator-defined "well capitalized" levels, a leverage capital "tax" on managed assets and some off-balance sheet instruments has been incorporated in attributed capital at the line of business level. Second, businesses have been allocated capital equal to one hundred percent of any goodwill and certain intangibles generated through acquisitions.

      As restated in the results below, these refinements result in the attribution of capital to the lines of business for 1997 and 1996 in excess of Chase's actual amount of common equity, as compared to the under-attribution of capital to businesses under the previous policies reflected above. Chase intends to continue to review and refine its capital allocation methodologies, with restatements to lines of business results when appropriate.


24  THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

      In addition, in 1998 Chase has adopted "shareholder value added," or SVA, as its primary measure of business unit performance. SVA is defined as operating net income on a cash basis (or operating net income excluding the impact of amortization of goodwill and certain intangibles) less an explicit charge for allocated capital. This measure provides a clear link between capital employed and the return on that capital. Business unit managers will be judged on their ability to increase SVA.

      To help investors evaluate the impact of these changes, the restated results for 1997 are shown below along with the growth from 1996 to reflect results as if these policies had been in effect since the beginning of 1996.

                                                           1997                          Growth from 1996
                                        ------------------------------------------   ------------------------
                                         Operating                      Average       Operating
Year Ended December 31, (in millions)   Cash Income        SVA       Common Equity   Cash Income        SVA
-------------------------------------------------------------------------------------------------------------
Global Banking                            $ 2,581        $   799        $12,826        $   252        $   220
National Consumer Services                  1,131            356          5,480             88             52
Global Services (within CTS)                  429            245          1,325            120            133
Total (includes Corporate results)        $ 3,957        $ 1,327        $18,828        $   336        $   260
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

NET INTEREST INCOME

Reported net interest income of $8.16 billion in 1997 was down slightly when compared with the 1996 level. Excluding the impact of credit card securitizations and interest on tax audit settlements in 1996, net interest income on a managed basis increased 4% in 1997. The increase was primarily due to higher volumes of consumer-related loans (particularly credit cards and auto financings), partially offset by a greater level of lower-yielding earning assets (which support Chase's trading and treasury businesses) and lower spreads in the commercial and consumer loan portfolio.

-----------------------------------------------------------------------------------------
Year Ended December 31,                             1997           1996         Change
-----------------------------------------------------------------------------------------
Net Interest Income (in millions)
  Managed Basis                                  $   9,411      $   9,082            3.6%
  Impact of Securitizations                         (1,253)          (914)
  Tax Audit Settlements                                 --             54
-----------------------------------------------------------------------------------------
  Reported                                       $   8,158      $   8,222           (0.8)%
-----------------------------------------------------------------------------------------
Average Interest-Earning Assets (in billions)
  Managed Basis                                  $   301.2      $   271.5           10.9%
  Impact of Securitizations                          (14.6)         (10.6)
-----------------------------------------------------------------------------------------
  Reported                                       $   286.6      $   260.9            9.9%
-----------------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets(a)
  Managed Basis                                       3.13%          3.34%        (21)bp
  Impact of Securitizations                           (.27)          (.20)         (7)bp
  Tax Audit Settlements                                 --            .02          (2)bp
-----------------------------------------------------------------------------------------
  Reported                                            2.86%          3.16%        (30)bp
-----------------------------------------------------------------------------------------

(a) Reflected on a taxable equivalent basis in order to permit comparisons of yields on tax-exempt and taxable assets.

bp - Denotes basis points

      The reported and managed net yields on average interest-earning assets for 1997 decreased in comparison with 1996. The declines in net yield are primarily due to a greater level of lower-yielding liquid assets, driven by Chase's trading and treasury businesses, and generally narrower spreads on commercial and consumer loan products. The drop in reported net yield was also due to ongoing credit card securitizations, which removed higher-yielding credit card loans from the balance sheet.

      Average interest-earning assets retained on the balance sheet increased by 10% in 1997, principally as a result of a 20% increase in liquid interest-earning assets. Average total loans (both commercial and consumer) and securities also increased in 1997, but each decreased slightly as a percentage of total interest-earning assets as shown in the table which follows.

--------------------------------------------------------------------------------
Interest-Earning Assets
Year Ended December 31, (in billions)          1997               1996
--------------------------------------------------------------------------------
Loans                                    $ 159.9     56%    $ 150.0     57%
Securities                                  46.1     16        43.7     17
Liquid Assets                               80.6     28        67.2     26
--------------------------------------------------------------------------------
Total                                    $ 286.6    100%    $ 260.9    100%
--------------------------------------------------------------------------------

      The growth in interest-earning assets in 1997 was funded by Federal funds purchased and securities sold under repurchase agreements, which provides short-term funding for trading-related positions. Additionally, higher deposit levels and other borrowings also funded the growth in interest-earning assets.


                                              THE CHASE MANHATTAN CORPORATION 25

MANAGEMENT'S DISCUSSION AND ANALYSIS

PROVISION FOR CREDIT LOSSES

Chase's provision for credit losses, which in 1997 equaled net charge-offs, amounted to $804 million for the year, down 10% from 1996. The decrease in the provision was the result of net recoveries in the commercial loan portfolio as well as a lower level of consumer net charge-offs on a retained basis.

      Management expects the provision for credit losses in 1998 will be higher than in 1997, primarily as a result of a higher volume of credit card outstandings and anticipated charges from the Asian commercial portfolio. For a discussion of Chase's net charge-offs, see Credit Risk Management on pages 29-37.

NONINTEREST REVENUE

Noninterest revenue rose 13% in 1997. The 1997 results were particularly strong in several key areas (notably corporate finance fees, securities gains, trust fees, credit card revenues and other revenue). Chase continues to generate overall fee growth by offering clients integrated financing and advisory solutions and new products and by generating new business.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                           1997        1996
--------------------------------------------------------------------------------
Corporate Finance and Syndication Fees                        $1,136      $  950
Trust, Custody, and Investment Management Fees                 1,307       1,176
Credit Card Revenue                                            1,183       1,063
Service Charges on Deposit Accounts                              376         394
Fees for Other Financial Services                              1,607       1,529
--------------------------------------------------------------------------------
Total Fees and Commissions                                     5,609       5,112
Trading Revenue                                                1,323       1,371
Securities Gains                                                 312         135
Revenue from Equity-Related Investments                          806         726
Other Revenue                                                    575         286
--------------------------------------------------------------------------------
Total Noninterest Revenue                                     $8,625      $7,630
--------------------------------------------------------------------------------

Fees and Commissions

Corporate finance and syndication fees of $1.14 billion in 1997 increased by $186 million, or 20%, over the 1996 level. These results are due to strong investment banking deal flow, and reflect significant market share gains in high-yield and investment-grade debt underwriting and in mergers and acquisitions advisory activities. During 1997, Chase acted as arranger for approximately $606 billion of syndicated credit facilities, a reflection of its large client base and strong distribution network.

      Trust, custody and investment management fees rose 11% to $1.31 billion in 1997. These favorable results were largely attributable to growth in domestic and foreign assets under custody, expanded securities lending activity and a higher level of assets under management, including Chase's proprietary Vista mutual funds.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                            1997       1996
--------------------------------------------------------------------------------
Trust, Custody and Investment Management
 Product Diversification:
  Institutional(a)                                             $  679     $  590
  Personal(b)                                                     419        399
  Mutual Fund Fees(c)                                             104         83
  Other Trust Fees                                                105        104
--------------------------------------------------------------------------------
Total Trust, Custody, and Investment Management Fees           $1,307     $1,176
--------------------------------------------------------------------------------

(a) Represents fees for trustee, agency, registrar, securities lending and broker clearing, safekeeping and maintenance of securities.

(b) Represents fees for trustee, estate, custody, advisory and investment management services.

(c) Represents administrative, custody, trustee and other fees in connection with Chase's proprietary Vista mutual funds.

Credit card revenue increased 11% for 1997, as a result of growth in managed outstandings, including the Wal-Mart co-branded product. The increase in revenue for 1997 was reduced by a rise in net charge-offs on the securitized portfolio, which decreased the excess servicing fees Chase received from the securitizations. Average managed credit card receivables grew 13% to $26.8 billion in 1997. For a further discussion of the credit card portfolio and related securitization activity, see pages 32-33.

      Fees for other financial services in 1997 increased modestly from 1996 to $1.61 billion. The following table provides the significant components of fees for other financial services.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                           1997        1996
--------------------------------------------------------------------------------
Fees for Other Financial Services:
  Fees in Lieu of Compensating Balances                       $  314      $  295
  Commissions on Letters of Credit and Acceptances               307         330
  Mortgage Servicing Fees                                        231         204
  Loan Commitment Fees                                           120         120
  Other Fees                                                     635         580
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                       $1,607      $1,529
--------------------------------------------------------------------------------

The higher level of mortgage servicing fees for 1997 reflects an increase in mortgage servicing volume resulting from the acquisition of the Source One portfolio in February 1997 and greater origination volumes.

      Higher fees related to brokerage commissions, investment services and cash management services contributed to the increase in other fees.


26 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

Trading Revenue

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                         1997          1996
--------------------------------------------------------------------------------
Trading Revenue                                             $1,323        $1,371
Net Interest Income Impact(a)                                  715           585
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $2,038        $1,956
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                                $  726        $  535
  Foreign Exchange Contracts(b)                                803           444
  Debt Instruments and Other(b)                                509           977
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $2,038        $1,956
--------------------------------------------------------------------------------

(a) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.

(b)   For the classes of financial instruments included, see Note Two.

      Reported trading revenues declined $48 million or 4%, in 1997, however, trading-related revenues increased 4% from 1996. The increase in revenue from interest rate contracts was primarily due to volatility exhibited in the overseas markets, particularly Asia. The rise in foreign exchange revenue reflected strong earnings across a broad spectrum of currencies. This was the result of recent volatility in the Asian markets and an increase in currency trading activity in the European markets caused by uncertainty as to the integration of the European Monetary Union. Debt instruments and other revenue decreased from the prior year primarily due to the unusually volatile and adverse trading markets in the latter part of October. During that period, there were sharp declines and a loss of liquidity for certain securities, particularly emerging markets debt securities.

      Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by Chase on behalf of its customers, Chase's success in proprietary positioning, the credit standing of Chase, and the steps taken by central banks and governments that affect financial markets. Chase expects its trading revenues will fluctuate as these factors vary from period to period.

Other Noninterest Revenue

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                             1997     1996
--------------------------------------------------------------------------------
Securities Gains                                                 $ 312    $ 135
--------------------------------------------------------------------------------
Revenue from Equity-Related Investments                          $ 806    $ 726
--------------------------------------------------------------------------------
Other Revenue:
  Residential Mortgage Origination/Sales Activities              $ 130    $  63
  Net Losses on Disposition of Available-for-Sale Loans             --      (80)
  Gains on Sales of Partially-Owned Investments                    102       --
  Loss on Sale of a Building in Japan                               --      (60)
  All Other Revenue                                                343      363
--------------------------------------------------------------------------------
Total Other Revenue                                              $ 575    $ 286
--------------------------------------------------------------------------------

      Securities gains from sales from the available-for-sale portfolio were realized in connection with Chase's ALM activities. The higher gains in 1997 were primarily the result of sales of U.S. Government and agency securities and sales of securities overseas.

      Revenue from equity-related investments includes income from a wide variety of investments both in the United States and abroad. The 1997 results of $806 million were 11% higher than the prior year, reflecting market conditions which continued to favor corporate mergers and small-cap stocks. At December 31, 1997, the carrying value of Chase's equity-related investments approximated $3.6 billion. Chase believes that equity-related investments will continue to make contributions to its earnings, although the timing of the recognition of gains is unpredictable and revenues could vary significantly from period to period.

      Other revenue, which includes gains and losses from the sale of nonstrategic assets and from securitizations, rose $289 million in 1997 from the prior year. The 1997 results included higher residential mortgage origination and sales revenue resulting from higher origination volumes and more favorable market conditions. Other revenue in 1997 includes the following special items: a $58 million gain on the sale of Chase's remaining investment in CIT and a $44 million gain on the sale of a partially-owned foreign investment. The 1996 results included the following special item: a $60 million loss on the sale of a building in Japan.

      During 1997, Chase's investment in CIT contributed $53 million in equity income compared with $48 million in 1996.

NONINTEREST EXPENSE

Noninterest expense, excluding restructuring costs and foreclosed property expense, was $9.87 billion in 1997, an increase of 6% from the prior year. The 1997 results included higher investment spending on new product offerings and technology, higher incentive costs and the accelerated vesting of stock-based incentive awards. Partially offsetting these expenses were incremental merger savings of $635 million in 1997. For 1997, underlying operating noninterest expense growth before merger saves was 10%.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                    1997           1996
--------------------------------------------------------------------------------
Salaries                                             $  4,598(a)    $  4,232
Employee Benefits                                         839            926(b)
Occupancy Expense                                         767            824
Equipment Expense                                         792            724
Other Expense                                           2,869          2,640
--------------------------------------------------------------------------------
  Subtotal                                              9,865          9,346
Foreclosed Property Expense                                12            (16)
Restructuring Costs                                       192          1,814
--------------------------------------------------------------------------------
  Total Noninterest Expense                          $ 10,069       $ 11,144
--------------------------------------------------------------------------------
Operating Efficiency Ratio(c)                            58.1%          58.6%
Managed Operating Efficiency Ratio(c)(d)                 54.8           56.6
--------------------------------------------------------------------------------

(a) Includes $135 million for accelerated vesting of stock-based incentive awards.

(b)   Includes $40 million to conform retirement benefits for foreign employees.

(c) Excludes restructuring costs, foreclosed property expense, costs associated with a real estate investment trust ("REIT") subsidiary and special items.

(d)   Excludes the impact of credit card securitizations.


                                              THE CHASE MANHATTAN CORPORATION 27

MANAGEMENT'S DISCUSSION AND ANALYSIS

Chase's managed operating efficiency ratio improved to 55% in 1997, compared with 57% in 1996.

                          [graph 5 -- See Appendix I]

Salaries and Employee Benefits

The increase in salaries for 1997 was due to higher incentive costs as a result of higher earnings across a number of businesses, investments in selected growth businesses, and competitive market pressures across many segments of Global Banking. The increase also reflected the accelerated vesting of stock-based incentive awards, which resulted in a charge of $135 million in 1997 and is treated as a special item by Chase.

      The following table presents Chase's full-time equivalent employees in domestic and foreign offices.

--------------------------------------------------------------------------------
At December 31,                                           1997              1996
--------------------------------------------------------------------------------
Domestic Offices                                        58,580            57,592
Foreign Offices                                         10,453            10,193
--------------------------------------------------------------------------------
Total Full-Time Equivalent Employees                    69,033            67,785
--------------------------------------------------------------------------------

      The slight increase in full-time equivalent employees since December 31, 1996 reflects planned growth in selected businesses.

      Employee benefits decreased $87 million during 1997, when compared with 1996. Included in the results for 1996 was a $40 million charge related to conforming retirement benefits provided to foreign employees, which is treated as a special item. Also contributing to the decline in 1997 were lower costs associated with various benefit plans.

Occupancy and Equipment Expense

Occupancy expense decreased in 1997, largely as a result of the consolidation of operations and branch facilities from merger integration efforts. Equipment expense increased in 1997, primarily as a result of increased software expenses incurred to enhance processing systems throughout Chase, and technology expenditures necessary to support targeted growth businesses.

Other Expense

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                         1997          1996
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                                     $  575        $  530
  Marketing Expense                                            415           346
  Telecommunications                                           307           326
  Travel and Entertainment                                     220           213
  Amortization of Intangibles                                  172           169
  Minority Interest(a)                                          74            54
  All Other                                                  1,106         1,002
--------------------------------------------------------------------------------
Total Other Expense                                         $2,869        $2,640
--------------------------------------------------------------------------------

(a) Includes REIT minority interest expense of $44 million in 1997 and $13 million in 1996.

      Other expense for 1997 increased by $229 million. The increase includes expenses related to marketing and other costs for the co-branded Wal-Mart MasterCard, which began in the fourth quarter of 1996 and for marketing costs for PC Banking, and Better Banking products and services. Also contributing to the increase were costs associated with the Bank of New York's credit card portfolio, which was acquired in late 1997 and higher minority interest expense associated with the REIT, which was established in the 1996 fourth quarter. Partially offsetting these increases were lower telecommunications expenses in 1997, due to Chase's sourcing and other expense-reduction initiatives.

      Chase has been actively working on the year 2000 computer problem for the past several years and has made significant progress in repairing its systems. To date, Chase has completed the inventory, assessment and strategy phases of its year 2000 program. During these phases, Chase identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation time frames. The process has required working with vendors, third-party service providers, customers as well as with internal Chase users of systems applications. The scope of the effort involves over 2,000 business applications and 3,000 unique external interfaces and more than 1,300 locations worldwide. Although many of these applications, interfaces and locations are already able to handle post-year 2000 data processing, much work remains to be completed. Chase previously estimated the cost to remediate the year 2000 problem at approximately $250 million. The current estimate has been revised to approximately $300 million to account for enhanced testing environments and the acceleration of certain systems upgrades. Chase expects to incur the largest portion of this cost in 1998. During 1998, year 2000 activities are being given highest priority, and Chase is targeting to have all major systems repaired and the majority of testing completed by year end. The results of these efforts will continue to enhance Chase's already strong technology platforms.


28 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

      In concert with its systems efforts, Chase is continually staying abreast of potential exposures and business risks that may be caused by the year 2000. Working within industry forums, Chase is helping to define the necessary levels of testing across the financial services industry to prepare for the year 2000. In addition, Chase is working closely with its customers to prepare for the year 2000 and develop contingency plans that will minimize the impact that may result from the century date change.

      Chase is also preparing its computer systems and applications for the commencement of the third stage of the Economic and Monetary Union (currently anticipated to occur on or about January 1, 1999, subject to the fulfillment of certain conditions), whereupon a new currency, "the euro," would become the official currency in some or all of the member states of the European Union. Chase expects that a significant proportion of the year 2000 and euro conversion costs will represent the redeployment of Chase's existing resources.

Foreclosed Property Expense

Foreclosed property expense was $12 million in 1997, compared with a credit of $16 million in 1996, reflecting smaller gains on the sale of a lower level of foreclosed properties during 1997.

Restructuring Costs

In connection with the merger of The Chase Manhattan Corporation and Chemical Banking Corporation, a $1.65 billion restructuring charge was recorded on the March 31, 1996 merger date. Merger-related expenses that did not qualify for immediate recognition have been recognized as incurred. These remaining merger-related expenses (originally estimated at $250 million) are expected to total approximately $375 million. These additional costs primarily relate to technology and systems integration costs.

      Merger-related expenses of $192 million were incurred in 1997, resulting in cumulative-to-date merger-related expenses of $356 million.

      At December 31, 1997, the reserve balance associated with the $1.65 billion merger-related restructuring charge was approximately $394 million, the majority of which is related to the disposition of certain facilities, premises and equipment.

INCOME TAXES

Chase recognized income tax expense of $2.20 billion in 1997, compared with $1.35 billion in 1996. The 1996 amount includes tax benefits related to restructuring costs as well as aggregate tax benefits and refunds of $132 million. Chase's effective tax rate was 37.3% for 1997, compared with 38.0% (excluding the aforementioned tax benefits and refunds) for 1996.

CREDIT RISK MANAGEMENT

Credit risk is the risk of loss from the default by an obligor or counterparty. Under the direction of Chase's Chief Credit Officer, policies and procedures for measuring and managing this risk are formulated, approved and communicated throughout Chase. Senior credit executives are responsible for maintaining credit processes, addressing transaction and product risk issues, providing an independent review function and monitoring the aggregate portfolio.

      Credit risk management is an integrated and continuous process operating at both the transaction and portfolio levels. At the transaction level, credits are originated by line business units in the context of business strategies that address the potential risks and rewards of specific market segments. Credit executives are involved early in the origination and underwriting process to ensure adherence to risk policies and underwriting standards. Transactions or product offerings require approval by an officer with the requisite credit authority. Such authorities are differentiated by dollar amount, risk rating and industry expertise. Only a limited number of highly experienced credit executives have sufficient authority to approve major exposures.

      Portfolio diversification lowers Chase's risk profile. Within the loan, derivatives and foreign exchange instruments portfolios, diversification is achieved by minimizing excessive concentrations to any one obligor, industry, risk grade, product or geographic location. For a further discussion of these portfolios, see the sections that follow.


                                              THE CHASE MANHATTAN CORPORATION 29

MANAGEMENT'S DISCUSSION AND ANALYSIS

LOAN PORTFOLIO

The following table presents loan-related information for the dates indicated.

----------------------------------------------------------------------------------------------------------------------------------
                                                                             Nonperforming                    Past Due 90 Days and
                                                               Loans            Assets       Net Charge-offs   Over and Accruing
                                                        ------------------  --------------   ---------------  --------------------
As of or for the year ended December 31, (in millions)      1997      1996    1997    1996     1997    1996        1997   1996
----------------------------------------------------------------------------------------------------------------------------------
CONSUMER
Domestic Consumer:
  1-4 Family Residential Mortgages                      $ 38,680  $ 36,621  $  340  $  249    $  32   $  30       $   2  $   7
  Credit Card                                             15,631    12,157      --      --      543     618         256    267
  Auto Financings                                         13,243    11,121      31      28       61      38          20      6
  Other Consumer (a)                                       8,543     9,185       7       7      171     138         142    115
----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                                   76,097    69,084     378     284      807     824         420    395
Foreign Consumer                                           3,976     3,286      21      17       14       9           7      6
----------------------------------------------------------------------------------------------------------------------------------
Total Consumer                                            80,073    72,370     399     301      821     833         427    401
----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL
Domestic Commercial:
  Commercial and Industrial                               37,931    34,742     258     444       23      86          18     19
  Commercial Real Estate                                   5,030     5,934      75     156      (37)     14          14      8
  Financial Institutions                                   6,652     5,540       1       2       (1)     --          --     --
----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial                                 49,613    46,216     334     602      (15)    100          32     27
Foreign Commercial:
  Commercial and Industrial                               27,628    23,109     164      79        9     (22)         --      6
  Commercial Real Estate                                     713       800      --       1       --      (3)         --     --
  Financial Institutions & Foreign Gov't                  10,427    12,597      11      38      (11)    (11)         --     --
----------------------------------------------------------------------------------------------------------------------------------
Total Foreign Commercial                                  38,768    36,506     175     118       (2)    (36)         --      6
----------------------------------------------------------------------------------------------------------------------------------
Total Commercial                                          88,381    82,722     509     720      (17)     64          32     33
----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                             $168,454  $155,092  $  908  $1,021    $ 804   $ 897       $ 459  $ 434
----------------------------------------------------------------------------------------------------------------------------------
Charge Related to Conforming Credit Card
  Charge-off Policies                                                           --      --       --     102
----------------------------------------------------------------------------------------------------------------------------------
Assets Acquired as Loan Satisfactions                                          110     130       --      --
----------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets & Net Charge-offs                                $1,018  $1,151    $ 804   $ 999
----------------------------------------------------------------------------------------------------------------------------------

(a) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. At December 31, 1997 and 1996, student loans that were past due 90 days and over and still accruing were approximately $43 million and $54 million, respectively.

                          [graph 6 -- See Appendix I]


30 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

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

      Credit facilities within the commercial sector are risk-rated based on an assessment of the business and financial risks of the borrower. Risk ratings are periodically checked against external benchmarks, such as bond ratings, when available. Facilities have hold targets based on their risk rating and other factors and are often syndicated to lower potential concentration risks. Aggregate exposure to a single obligor and affiliated parties is monitored against target thresholds. The risk characteristics of industries and countries are also evaluated by industry specialists and country risk managers who provide insight into the portfolio. Their evaluation is incorporated into the credit risk management process at both the transaction and portfolio levels through the facility grading mechanism and by direct consultation with originating officers. Finally, the aggregate portfolio is regularly monitored to detect changes in its overall risk profile or potential concentration risks.

      Chase's loans outstanding totaled $168.5 billion at December 31, 1997, an increase of $13.4 billion, or 9%, from the 1996 year-end. The increase reflects higher demand for consumer and commercial loans, partially offset by the impact of credit card, auto loan, residential and commercial mortgage securitizations.

      Chase's nonperforming assets at year-end 1997 were $1,018 million, a decrease of $133 million from the 1996 year-end level. The reduction reflects the continued low level of loans being placed on nonperforming status and repayments, charge-offs and loans returned to accrual status. Management expects there will be an increase in nonperforming assets in 1998 primarily as a result of the deterioration of credit conditions in a number of Asian countries.

                          [graph 7 -- See Appendix I]

      Total net charge-offs were $804 million in 1997, compared with $897 million in 1996. The 1996 amount excludes a charge of $102 million related to post-merger conforming of credit card charge-off policies. Total net charge-offs on a managed basis were $1,780 million in 1997, compared with $1,435 million in 1996 (excluding the aforementioned charge of $102 million). The increases in managed net charge-offs for 1997 reflect growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies.

CONSUMER PORTFOLIO

Domestic Consumer

Residential Mortgage Loans: 1-4 family residential mortgage loans at December 31, 1997 were $38.7 billion, an increase of $2.1 billion from the 1996 year-end, primarily reflecting a higher level of adjustable-rate loan outstandings. At December 31, 1997, nonperforming domestic residential mortgage loans as a percentage of the residential mortgage portfolio were 0.88%, compared with 0.68% at the 1996 year-end.

Residential Mortgage Loans by Geographic Region

--------------------------------------------------------------------------------
December 31, (in millions)                                   1997           1996
--------------------------------------------------------------------------------
New York City                                             $ 3,193        $ 3,722
New York (Excluding New York City)                          4,233          4,892
Remaining Northeast                                         5,944          6,231
--------------------------------------------------------------------------------
Total Northeast                                            13,370         14,845
Southeast                                                   4,983          4,364
Midwest                                                     2,236          3,222
Texas                                                       3,257          2,320
Southwest (Excluding Texas)                                 1,071            926
California                                                  8,998          7,997
West (Excluding California)                                 4,765          2,947
--------------------------------------------------------------------------------
Total                                                     $38,680        $36,621
--------------------------------------------------------------------------------

      Chase both originates and services residential mortgage loans as part of its mortgage banking activities. The following table presents the residential mortgage servicing portfolio activity for 1997 and 1996.

--------------------------------------------------------------------------------
Year Ended December 31, (in billions)                        1997          1996
--------------------------------------------------------------------------------
Balance at Beginning of Year                              $ 140.6       $ 132.1
Originations                                                 40.1          32.8
Acquisitions                                                 17.0(a)        1.1
Repayments and Sales                                        (28.9)        (25.4)
--------------------------------------------------------------------------------
Balance at End of Year                                    $ 168.8       $ 140.6
--------------------------------------------------------------------------------

(a)   Includes acquisition of Source One portfolio in February 1997.


                                              THE CHASE MANHATTAN CORPORATION 31

MANAGEMENT'S DISCUSSION AND ANALYSIS

Mortgage servicing rights ("MSRs"), which are included in other assets, amounted to $2,075 million at December 31, 1997, compared with $1,404 million at December 31, 1996. The higher level of MSRs reflects the corresponding increase in Chase's residential mortgage servicing portfolio, primarily due to the acquisition of the Source One servicing portfolio. Chase continually evaluates prepayment exposure of the servicing portfolio, and adjusts the remaining life or balance, if necessary, of the servicing rights as a result of prepayments, and utilizes derivative contracts (interest rate swaps and purchased option contracts) to reduce its exposure to prepayment risks.

Credit Card Loans: Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet, as well as credit card receivables that have been securitized. Chase securitized $4.7 billion of credit card receivables during 1997, compared with $7.5 billion of receivables during 1996. At December 31, 1997, Chase had $32.5 billion of managed receivables (of which $15.6 billion of receivables were on the balance sheet), compared with $25.2 billion (of which $12.2 billion were on the balance sheet) at year-end 1996. The increase reflects the purchase of substantially all of The Bank of New York's credit card portfolio in late 1997, totaling approximately 3.5 million accounts and approximately $4.0 billion in outstandings. The continued strong growth in credit card outstandings is also due in large part to increased card utilization and improvement in activation and retention programs.

Domestic Credit Card Receivables by Geographic Region

--------------------------------------------------------------------------------
December 31, (in millions)                                   1997           1996
--------------------------------------------------------------------------------
New York City                                             $   779        $   917
New York (Excluding New York City)                          1,121            894
Remaining Northeast                                         2,703          2,280
--------------------------------------------------------------------------------
Total Northeast                                             4,603          4,091
Southeast                                                   2,836          1,989
Midwest                                                     3,165          2,309
Texas                                                       1,126            816
Southwest (Excluding Texas)                                   821            518
California                                                  2,053          1,746
West (Excluding California)                                 1,027            688
--------------------------------------------------------------------------------
Total                                                     $15,631        $12,157
--------------------------------------------------------------------------------

      The following table presents Chase's managed credit card-related data for the periods presented.

--------------------------------------------------------------------------------
As of or for the year ended December 31, (in millions)         1997      1996
--------------------------------------------------------------------------------
Average Managed Credit Card Receivables                     $26,848   $23,709
Past Due 90 Days and Over and Accruing                          633       564
  As a Percentage of Average Credit Card Receivables           2.36%     2.38%
Net Charge-offs                                               1,519     1,156(a)
  As a Percentage of Average Credit Card Receivables           5.66%     4.87%
--------------------------------------------------------------------------------

(a) Excludes a charge related to post-merger conforming of credit card charge-off policies.

                          [graph 8 -- See Appendix I]

      The increase in net charge-offs of managed credit card receivables for 1997 reflects growth in average managed credit card outstandings and higher levels of personal bankruptcies and delinquencies. Management currently expects Chase's credit card net charge-offs, as a percentage of average managed credit card receivables, to increase modestly in 1998 when compared with 1997, due to the generally lower credit quality of The Bank of New York's portfolio, a factor which was anticipated at the time of the acquisition.

Credit Card Securitizations: In a credit card securitization, Chase takes a portion of its credit card receivables and packages them into securities. Securitizations change Chase's status from that of a lender to that of a loan servicer. The securitization of credit card receivables does not significantly affect Chase's reported net income. Due to the revolving nature of the credit card receivables sold, the recognition of servicing fees results in a pattern of income recognition that is substantially similar to the pattern that would be experienced if the receivables had not been sold. The initial gain or loss on the sale of the securitized receivables is recorded at the time of the securitization. Thereafter, for securitized receivables, amounts

                          [graph 9 -- See Appendix I]


32 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

that would previously have been reported as net interest income and as provision for credit losses are instead reported as components of noninterest revenue in the income statement, as shown in the following table.

--------------------------------------------------------------------------------
                                                         Favorable (Unfavorable)
                                                                 Impact
                                                         -----------------------
Year Ended December 31, (in millions)                        1997        1996
--------------------------------------------------------------------------------
Net Interest Income                                       $(1,253)      $(914)
Provision for Credit Losses                                   993         570
Credit Card Revenue                                           233         318
Other Revenue                                                  27          26
--------------------------------------------------------------------------------
Pre-tax Income Impact of Securitizations                  $    --       $  --
--------------------------------------------------------------------------------

Auto Financings: This portfolio consists of auto loans and leases. Auto financings were $13.2 billion at December 31, 1997, an increase of $2.1 billion from the prior year. The increase in auto financings reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $10.8 billion in 1997, compared with $11.6 billion in 1996. Chase securitized approximately $3.6 billion of auto loans during 1997, compared with approximately $4.0 billion during 1996.

      Net charge-offs were $61 million in 1997, an increase of $23 million from 1996, primarily reflecting growth in the portfolio and the unfavorable performance of a discontinued product line. The largest concentrations of auto financings are in the Texas, New York and California markets, representing 16%, 15% and 13%, respectively, of the portfolio. No other state represents more than 8% of the auto financings portfolio.

Other Consumer Loans: Other consumer loans consist primarily of unsecured revolving lines of credit, manufactured housing financing and student loans.

      Other consumer loans were $8.5 billion at December 31, 1997, a decrease of $0.6 billion from the prior year-end level. The decrease primarily reflected the sale of recreational vehicle and marine loan portfolios during the 1997 third quarter. The $33 million increase in net charge-offs for 1997 reflects higher personal bankruptcies on unsecured revolving lines of credit.

Foreign Consumer

Foreign consumer loans consist primarily of loans secured by 1-4 family residential properties and other loans to individuals outside the United States, primarily in Hong Kong. Also included in foreign consumer loans are the credit card loans of The Manhattan Card Company Limited, the third-largest card issuer in Hong Kong. Foreign consumer loans were $4.0 billion at December 31, 1997, a $0.7 billion increase during 1997.

COMMERCIAL PORTFOLIO

Domestic Commercial

Commercial and Industrial: The domestic commercial and industrial portfolio totaled $37.9 billion at December 31, 1997, compared with $34.7 billion at December 31, 1996. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry.

      Net charge-offs of domestic commercial and industrial loans were $23 million in 1997, compared with $86 million in 1996, reflecting a continuation of the strong credit quality experienced over the past several years.

Commercial Real Estate: The domestic commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties (which are included in the consumer loan portfolio).

      Domestic commercial real estate loans were $5.0 billion at December 31, 1997, a decrease of $0.9 billion from 1996, principally as a result of securitizations, repayments from borrowers, transfers, collections and sales primarily from the terminal commercial real estate portfolio.

      Nonperforming domestic commercial real estate loans were $75 million at December 31, 1997, a 52% decrease from 1996. There were net recoveries of domestic commercial real estate loans in 1997 amounting to $37 million, compared with net charge-offs of $14 million in 1996.

      The largest concentrations of domestic commercial real estate loans are in the New York/New Jersey and Texas markets, representing 44% and 21%, respectively, of the portfolio. No other state represented more than 9% of the domestic commercial real estate loan portfolio.

Financial Institutions: The domestic financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to domestic financial institutions were $6.7 billion at December 31, 1997, an increase from $5.5 billion at December 31, 1996. The portfolio maintained its strong credit quality throughout 1997, with a net recovery of $1 million in 1997 and no net charge-offs in 1996.

Foreign Commercial

Commercial and Industrial: The foreign commercial and industrial portfolio totaled $27.6 billion at year-end 1997, an increase of $4.5 billion from 1996. The portfolio consists primarily of loans made to large corporate and middle market customers and is diversified geographically and by industry. Net charge-offs increased to $9 million in 1997 from net recoveries of $22 million in 1996. Nonperforming assets increased $85 million in 1997 when compared with 1996. Nonperforming assets in Asia totaled less than $100 million at December 31, 1997.


                                              THE CHASE MANHATTAN CORPORATION 33

MANAGEMENT'S DISCUSSION AND ANALYSIS

Commercial Real Estate: Total foreign commercial real estate loans at December 31, 1997 were $0.7 billion, a slight decrease from the 1996 year-end level of $0.8 billion.

Financial Institutions and Foreign Governments: This portfolio consists of loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance as well as to governments in foreign countries, and their ministries, departments and agencies. Loans to foreign financial institutions were $7.0 billion at December 31, 1997, an increase of $0.5 billion from December 31, 1996. Foreign government loans were $3.4 billion at December 31, 1997, a $2.7 billion decrease from year-end 1996. In 1997, net recoveries for the portfolio were $11 million, the same as in 1996.

INDUSTRY DIVERSIFICATION

Based upon the industry classifications utilized by Chase at December 31, 1997, there were no industry segments that exceeded 5% of total commercial and industrial loans outstanding.

CROSS-BORDER EXPOSURE

Credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" -- economic and political risk factors specific to the country of the borrower that may make the borrower unable or unwilling to pay principal and interest according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. To minimize country risk, Chase monitors its foreign credits in each country with specific consideration given to maturity, currency, industry and geographic concentration of the credits.

      The Asian financial turmoil, which started in July 1997, has affected many countries where Chase has had long-standing banking relationships. The table below presents Chase's exposure to selected Asian countries. The basis of presentation is consistent with that used by Chase's credit risk management policies in assessing Chase's cross-border risk.

      The cross-border exposures represent both the public and private sectors and are presented net of written guarantees and tangible liquid collateral when held outside the foreign country. The table below includes local currency outstandings in these individual countries that are not funded by local currency borrowings and includes issued letters of credit and undrawn commitments to extend credit. Countries in which Chase's cross-border outstandings are greater than 1% of total assets are disclosed in Chase's Annual Report on Form 10-K.

SELECTED ASIAN COUNTRY EXPOSURE

---------------------------------------------------------------------------------------------------------
December 31, 1997 (in billions)  Lending-Related  Trading     Foreign                      Total Cross-
                                   and Other(a)   Assets(b)  Exchange(c)  Derivatives(c)  Border Exposure
---------------------------------------------------------------------------------------------------------
Korea                                 $3.1          $0.3       $1.7           $0.3             $5.4
Hong Kong                              3.1            --        0.2            0.3              3.6
Indonesia                              1.7           0.1        0.6            0.2              2.6
Thailand                               1.4           0.1        0.5            0.1              2.1
Singapore                              1.2            --        0.6             --              1.8
Malaysia                               0.9            --        0.2             --              1.1
Philippines                            1.0           0.1         --             --              1.1
China                                  0.6           0.1        0.1             --              0.8
Taiwan                                 0.7           0.1         --             --              0.8
India                                  0.2            --         --             --              0.2
---------------------------------------------------------------------------------------------------------

(a) Includes loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, undrawn commitments to extend credit and local currency assets net of local currency liabilities.

(b)   Trading assets represent debt and equity instruments.

(c) Foreign exchange largely represents the mark-to-market exposure of spot and forward contracts. Derivatives largely represent the mark-to-market exposure of risk management instruments. Mark-to-market exposure is a measure, at a point in time, of the value of a foreign exchange or derivative contract in the open market. The impact of legally enforceable master netting agreements on these foreign exchange and derivative contracts reduced exposure by $0.7 billion.

Korea: Korea developed severe international liquidity problems in late 1997, when capital flight exerted pressure on the won and international creditors showed increasing reluctance to roll over Korea's short-term external debt. In response to these problems, a group of official creditor institutions and bilateral lenders led by the International Monetary Fund ("IMF") agreed to provide financial support amounting to approximately $57 billion based on Korea's agreement to undertake far-reaching economic reforms.

      The Korean Government and a group of international banks have reached agreement on a plan to extend the maturities of approximately $24 billion of short-term credits to the Korean banking system. The bank refinancing plan is designed to help Korea solve its short-term liquidity problem, while supporting the country's economic program.


34 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

                          [graph 10 -- See Appendix I]

      Under the plan, Korean banks will offer to exchange their short-term, nontrade credits for loans with maturities of one, two or three years, guaranteed by the Republic of Korea. These loans will bear floating interest rates of 2.25%, 2.5% and 2.75% above the six-month London Interbank Offer Rate ("LIBOR").

      The debt exchange is expected to be completed in April 1998. Creditor banks (including Chase) currently are supporting a program to roll over short-term maturities to Korean financial institutions through March 31, 1998.

Indonesia: The financial situation in Indonesia with its external creditors deteriorated in late 1997 amidst concerns about its banking system and uncertainties about the country's ability to service its foreign debt following the sizable devaluation of the rupiah. The IMF and other multilateral organizations have pledged $18 billion in support of reform measures, with governments pledging an additional $16 billion in "standby" assistance. In an effort to restore confidence in the financial system, the Indonesian government has guaranteed the claims of depositors and creditors of its domestic banks. With some private borrowers experiencing difficulties in servicing their foreign currency debts at the current rupiah/dollar exchange rate, the government has set up two committees in an effort to facilitate negotiations between individual borrowers and their creditors. Despite these initiatives, Indonesia's access to the private international credit and capital markets currently remains effectively closed.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

In the normal course of its business, Chase utilizes various derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

      Derivative and foreign exchange transactions involve credit and market risk. The effective management of credit and market risk is vital to the success of Chase's trading and ALM activities. Because of changing market environments, the monitoring and managing of these risks is a continual process. For a further discussion of market risk, see the Market Risk Management section on page 37.

      Chase seeks to control the credit risk arising from derivative and foreign exchange transactions through its credit approval process and the use of risk control limits and monitoring procedures. Chase uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products. The credit approval process involves evaluating each counterparty's creditworthiness, assessing the appropriateness of the derivative, foreign exchange and structured transaction to the risks the counterparty is attempting to manage, and determining if there are specific transaction characteristics that would alter the risk profile. Credit limits are calculated and monitored on the basis of potential exposures, which take into consideration current market values and estimates of potential future movements in market values. If collateral is deemed necessary to reduce credit risk, then the amount and nature of the collateral obtained is based on management's credit evaluation of the customer.

      Chase believes the true measure of credit risk is the replacement cost of the derivative or foreign exchange contract. This is also referred to as repayment risk or the mark-to-market exposure amount. While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a measure of credit or market risk. The notional principal typically does not change hands, but is simply a quantity upon which interest and other payments are calculated. The notional principal amounts of Chase's derivative and foreign exchange products greatly exceed the possible credit and market loss that could arise from such transactions.

      Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes Chase and, therefore, creates a repayment risk for Chase. When the mark-to-market is negative, Chase owes the counterparty. In this situation, Chase does not have repayment risk.


                                              THE CHASE MANHATTAN CORPORATION 35

MANAGEMENT'S DISCUSSION AND ANALYSIS

      When Chase has more than one transaction outstanding with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. If there is a net negative number, then Chase's exposure to the counterparty is considered to be zero. Net mark-to-market is, in Chase's view, the best measure of credit risk when there is a legally enforceable master netting agreement between Chase and the counterparty. For the notional amounts and related credit risk exposure amounts by product, see Note Eighteen.

      Many of Chase's derivative and foreign exchange contracts are short-term, which also mitigates credit risk as transactions settle quickly. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1997 and 1996. Percentages are based upon remaining contract life of mark-to-market exposure amounts.

--------------------------------------------------------------------------------------------------------------
                                         1997                                          1996
                   ---------------------------------------------  --------------------------------------------
                    Interest    Foreign           Equity,          Interest    Foreign          Equity,
                        Rate   Exchange     Commodity and              Rate   Exchange    Commodity and
At December 31,    Contracts  Contracts   Other Contracts  Total  Contracts  Contracts  Other Contracts  Total
--------------------------------------------------------------------------------------------------------------
Less than 3 months       15%        53%          14%         29%        15%        59%              26%    31%
3 to 6 months             6         22           12          13          5         21                5     11
6 to 12 months            6         20           25          12          8         15               28     10
1 to 5 years             47          5           48          32         52          5               40     35
Over 5 years             26         --            1          14         20         --                1     13
--------------------------------------------------------------------------------------------------------------
Total                   100%       100%         100%        100%       100%       100%             100%   100%
--------------------------------------------------------------------------------------------------------------

      Chase routinely enters into derivative and foreign exchange transactions with regulated financial institutions, which Chase believes have relatively low credit risk. At December 31, 1997, approximately 85% of Chase's mark-to-market exposure in derivative and foreign exchange transactions was with commercial bank and financial institution counterparties, most of whom are dealers in these products.

      Chase does not deal, to any significant extent, in derivatives, which dealers of derivatives (such as other banks and financial institutions) consider to be leveraged. As a result, the mark-to-market exposure as well as the notional amount of such derivatives were insignificant at December 31, 1997.

      Chase's actual credit losses arising from derivative and foreign exchange transactions were immaterial from 1995 through 1997. Additionally, as of both December 31, 1997 and 1996, nonperforming derivatives contracts were immaterial.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, derivative and foreign exchange financial instruments and lending-related commitments. These commitments include letters of credit, guarantees, and undrawn commitments to extend credit. The allowance is a general allowance available for all credit activities. At December 31, 1997, the allowance for credit losses was allocated into three components: an allowance for credit losses on loans; an allowance for credit losses on derivative and foreign exchange financial instruments; and an allowance for credit losses on lending-related commitments (see Note One). During 1997, there were no provisions or charge-offs made to the latter two components. However, in 1997, there was a transfer of $100 million from the allowance for credit losses on loans to the allowance for credit losses on lending-related commitments as a result of the inclusion (in the evaluation of the allowance) of undrawn commitments to extend credit. The 1996 amounts have not been reclassified due to immateriality.

      Chase deems its allowance for credit losses at December 31, 1997 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries that alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

Allowance For Credit Losses

--------------------------------------------------------------------------------
December 31, (in millions, except ratios)                      1997        1996
--------------------------------------------------------------------------------
Allowance for Credit Losses:
  Loans                                                      $3,624      $3,549
  Derivative and Foreign Exchange Contracts                      75          75
  Lending-Related Commitments                                   170          70
--------------------------------------------------------------------------------
Aggregate Allowance                                          $3,869      $3,694
--------------------------------------------------------------------------------
Allowance for Credit Losses on Loans to:
  Nonperforming Loans                                           399%        348%
  Loans at Period-End                                          2.15        2.29
  Average Loans                                                2.27        2.37
--------------------------------------------------------------------------------


36 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

                          [graph 11 -- See Appendix I]

MARKET RISK MANAGEMENT

The market risk management function is responsible for the measurement, monitoring and control of market risk, and the communication of risk limits throughout Chase in connection with its trading and ALM activities.

TRADING ACTIVITIES

An integral strategy of Chase's risk management governance structure is to manage the market risks associated with trading activities through geographic and product diversification. Trading activities are conducted in more than 20 countries throughout the world, with an emphasis placed on the major trading centers in North America, Europe and Asia. Chase trades a wide range of products, including derivative and foreign exchange instruments, corporate securities, government securities and emerging markets instruments. A description of the classes of debt, equity and risk management instruments used in Chase's trading activities, as well as the credit risk and market risk factors involved in such activities, are disclosed in Notes Two and Eighteen.

      Chase generates revenue through four fundamental trading activities: market-making, sales, arbitrage and positioning.

Market-making: Chase trades with the intention of profiting from the spread between bid and ask prices. Market-making tends to be one of the more stable trading businesses since it is related principally to market volumes.

Sales: Chase provides products for its clients at competitive prices. Sales, like market-making, is considered to be a relatively stable activity because revenue is related principally to the volume of products sold to Chase's worldwide client base.

Arbitrage: Chase enters into a risk position and offsets that risk in a different, but closely related, market or instrument. Chase believes arbitrage can be effectively utilized to generate revenue based on its knowledge of products and participation in markets where there are numerous products that relate to each other.

Positioning: Chase takes certain positions in financial instruments in anticipation of changes in the value of such instruments. This trading strategy is considered to have the lowest stability of the four fundamental trading activities.

      Management believes a risk management process that allows risk-taking within well-defined limits can be used to create and enhance both shareholder value and competitive advantage through the effective utilization of risk capital. In support of this philosophy, Chase has defined several fundamental risk management principles, including:

o     Formal definition of risk management governance;

o Measurement of risk using a "value-at-risk" ("VAR") methodology and portfolio stress testing; and

o     Continual evaluation of risk appetite, communicated through risk limits.

Risk Management Governance: The risk management governance structure at Chase begins with broad oversight responsibility by the Board of Directors. The Risk Policy Committee, a committee of the Board of Directors that oversees market and credit risk, has been delegated the responsibility to review Chase's risk management policies and approve aggregate levels of market risk as recommended by senior management.

      Active day-to-day management of market risk extends from the highest levels of Chase's senior management into the business areas. The Risk Management Committee, comprised of the most senior business-line, market risk, credit and finance executives, provides overall direction for the market risk profile of Chase and a forum to discuss market risk issues that may require increased corporate awareness. The Market Risk Committee is comprised of senior business-line and independent risk managers who have direct accountability for all market risk activities corporate-wide. Responsibilities of the committee include the review of market risk measurement methodologies, risk limits and risk capital assessments.

      Under the direction of the Vice Chairman for Finance and Risk Management, the Market Risk Management Group functions independently from the business units in identifying, assessing and controlling market risk and in providing analytics and support for the Committees. This group is responsible for the development of risk measurement and capital allocation methodologies, conducting VAR backtests and portfolio stress tests, on-site reviews of business units taking market risk, setting and monitoring risk limits and reviewing models used for valuation and risk reporting in business units.


                                              THE CHASE MANHATTAN CORPORATION 37

MANAGEMENT'S DISCUSSION AND ANALYSIS

Measurement of Risk: Chase uses both historic simulation and Monte Carlo statistical techniques to estimate a daily VAR, which is defined as the potential overnight loss from adverse market movements. The historic simulation methodology assumes an observation period of one year for the historical data look-back period, a "one-tailed" 99 percent confidence interval, and a one-day holding period for positions. To estimate VAR, a distribution of potential changes in the market value of the current portfolio is created by valuing the portfolio using the most recent 264 trading days of market price and rate changes. The VAR is then calculated so that potential portfolio losses are expected to be less than the VAR amount for 99 out of every 100 trading days. Daily VAR calculations are performed for all material trading portfolios and market risk-related ALM portfolios, with results reported by business unit and in the aggregate. See page 40 for the daily VAR related to the ALM portfolio.

      The total VAR for Chase's mark-to-market trading portfolio as of December 31, 1997 was as follows:

--------------------------------------------------------------------------------
At December 31, 1997 (in millions)                                          VAR
--------------------------------------------------------------------------------
Interest Rate VAR                                                         $23.6
Foreign Exchange VAR                                                       10.1
Commodities VAR                                                             3.8
Equities VAR                                                                5.0
Less: Portfolio Diversification                                           (14.0)
--------------------------------------------------------------------------------
Total VAR                                                                 $28.5
--------------------------------------------------------------------------------

      The total Chase VAR was less than the arithmetic sum of the VARs of the four risk components of the trading portfolio due to risk-offsets as a result of portfolio diversification. Risk-offsets result from portfolio diversification because the components of the portfolio will not all move in the same direction on any given day. The accuracy of the VAR measurement is evaluated each day by backtesting the risk estimate against the actual daily market risk-related revenue. During 1997, trading losses on two days exceeded Chase's total VAR estimate for each day. While the loss on one of these days was not statistically significant, the loss incurred on the other was several times larger than that day's estimated VAR.

      Statistical models of risk measurement allow an objective, independent assessment of how much risk is actually being taken. Chase's historic simulation methodology permits consistent and comparable measurement of risk across instruments and portfolios and at any level of aggregation. Chase believes its historic simulation methodology is not as dependent on assumptions about the distribution of portfolio losses as are other VAR methodologies. Nevertheless, all statistical models have a degree of uncertainty associated with the assumptions employed. The Chase VAR methodology assumes that the relationships among market prices and rates that have been observed over the last year are valid for estimating risk over the next trading day. In addition, the Chase VAR estimate, like all other VAR methodologies, is dependent on the quality of available market data.

      Although the one-year look-back period used for the historic simulation methodology meets regulatory standards, this methodology alone may not capture periods of large price and rate movements. When portfolios are subject to large price shocks, such as that which occurred in 1992 as a result of the breakdown in the European Exchange Rate Mechanism, the historical relationships among market prices and rates might not hold.

      Management believes stress tests are an integral part of an effective risk management process. As a result of the volatile market conditions experienced in October and November, 1997, stress tests have assumed equal standing to VAR as a risk measurement and control technique for market risk. Chase complements its daily VAR measure by conducting monthly portfolio stress tests consisting of multiple historical and hypothetical scenarios. In each scenario, all current mark-to-market and ALM positions are revalued using a specified set of changes in market prices and rates. Stress tests enable management to explore such potential risks in Chase's portfolios. The monthly stress test results are discussed at all levels of the market risk management governance structure and distributed to line management for risk management decision-making.

Evaluation of Risk Appetite: Chase utilizes a comprehensive limit structure as part of the market risk management process. In addition to establishing VAR limits on market risk activities at the aggregate and business unit levels, Chase maintains nonstatistical risk limits to mitigate risk in those instances where statistical assumptions break down. Nonstatistical measures include net open positions, basis point values, position concentrations and position turnover. Criteria for risk limits include, among other factors, relevant market analysis, market liquidity, prior track record, business strategy and management experience and depth. Risk limits are reviewed regularly to ensure consistency with trading strategies and material developments in market conditions, with updates at least twice a year. Chase also uses stop-loss advisories to inform senior management when losses of a certain threshold are sustained from a trading activity. Chase believes the use of nonstatistical measures and stop-loss advisories in tandem with VAR limits reduces the likelihood that potential trading losses will reach the daily VAR limit.

Histogram: The following chart contains a histogram of Chase's daily market risk-related revenue for 1997 and 1996. Market risk-related revenue is defined as the daily change in value in mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions.


38 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

                          [graph 12 -- See Appendix I]

      For 1997, Chase posted positive daily market risk-related revenue for 229 out of 259 days, with 77 days exceeding positive $15 million. For 1996, Chase posted positive daily market risk-related revenue for 243 out of 260 days, with 32 days exceeding positive $15 million. The large increase in days exceeding positive $15 million reflected continued efforts to build key trading activities, as witnessed by the record trading results achieved through the first nine months of 1997.

      In 1997, Chase incurred five daily trading losses in excess of negative $15 million. Four of the five losses resulted from sharp price declines and a loss of liquidity for certain securities, particularly emerging market debt instruments, during the difficult and unusually volatile trading markets in late October. For 1996, Chase did not have any daily trading losses over $15 million.

ASSET/LIABILITY MANAGEMENT

Key elements of Chase's ALM process include oversight by the Board of Directors and senior management as to the level of balance sheet interest rate risk that may be assumed by Chase relative to its financial condition, earnings and capital. The Board of Directors reviews and approves risk management policies, risk limits and the control framework and delegates to the Risk Policy Committee of the Board specific oversight functions. The Asset-Liability Committee (the "Committee"), comprised of representatives of the Executive Committee and senior business, market risk and finance executives, establishes the interest rate risk appetite for Chase's nontrading activities. The Committee is supported by a comprehensive risk management process that identifies, measures, manages and monitors interest rate risk.

      A key element of Chase's ALM process is that it allows the assumption of risk by a limited number of authorized business units with close contacts to the markets. Interest rate risk is generally managed with consideration for both total return and reported earnings. The interest rate risk profile of Chase's assets, liabilities and derivatives exposures is modified based on an ongoing assessment of fundamental trends in interest rates, economic developments and technical analysis.

      Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing (the "repricing") of Chase's assets, liabilities and derivative instruments. Chase's net interest income and financial condition are affected by changes in the level of market interest rates as the repricing characteristics of its loans and other interest-earning assets do not necessarily match those of its deposits, other borrowings and capital. In the case of floating-rate assets and liabilities, Chase may also be exposed to basis risk, which is the difference in repricing characteristics of two floating rate indices, such as the Prime lending rate and the three-month LIBOR. In addition, many of Chase's products have embedded options that impact pricing and principal balance levels.

      Chase, as part of its ALM process, employs a variety of cash (primarily securities) and derivative instruments in managing its exposure to fluctuations in market interest rates. Chase uses derivative instruments to adjust the interest rate repricing characteristics of specific on-balance sheet assets and liabilities, or groups of assets and liabilities with similar repricing characteristics. See Note One for a discussion of Chase's accounting policy relative to derivative instruments used for ALM.

Measuring Interest Rate Sensitivity: In managing exposure, Chase uses quantifications of net gap exposure, measurements of earnings at risk (the risk to earnings from adverse movements in interest rates) based on earnings simulations, and valuation sensitivity measures.

      An example of aggregate net gap analysis is presented below. Assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. Assets and liabilities for which no specific contractual repricing or maturity dates exist, or whose contractual maturities do not reflect their expected maturities, are placed in gap intervals based on management's judgment and statistical analysis, as applica-


                                              THE CHASE MANHATTAN CORPORATION 39

MANAGEMENT'S DISCUSSION AND ANALYSIS

ble, concerning their most likely repricing behaviors. Derivative instruments used in interest rate sensitivity management are also included in the applicable gap intervals.

      A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A negative gap -- more liabilities repricing than assets -- will benefit earnings in a declining interest rate environment and will detract from earnings in a rising interest rate environment. Conversely, a positive gap -- more assets repricing than liabilities -- will benefit earnings if rates are rising and will detract from earnings in a falling rate environment.

Interest Rate Sensitivity Table

------------------------------------------------------------------------------------------------------------
                                                                                            Over
At December 31, 1997 (in millions)      1-3 Months  4-6 Months  7-12 Months  1-5 Years     5 Years     Total
------------------------------------------------------------------------------------------------------------
Balance Sheet                             $(23,159)   $    952     $  8,184   $ 36,958    $(22,935)  $    --
------------------------------------------------------------------------------------------------------------
Derivative Instruments Affecting
  Interest Rate Sensitivity(a)               6,555      (5,050)      (5,239)      (476)      4,210        --
------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap              (16,604)     (4,098)       2,945     36,482     (18,725)       --
------------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap  $(16,604)   $(20,702)    $(17,757)  $ 18,725    $     --   $    --
------------------------------------------------------------------------------------------------------------
% of Total Assets                               (5)%        (6)%         (5)%        5%        --%        --
------------------------------------------------------------------------------------------------------------

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forward rate agreements and options, that are used as part of Chase's overall ALM activities.

      At December 31, 1997, Chase had $17.8 billion more liabilities than assets repricing within one year (including net repricing effects of derivative instruments), amounting to 5% of total assets.

      The cumulative interest rate sensitivity gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which Chase does business. Since U.S. dollar interest rates and non-U.S. dollar interest rates may not move in tandem, the overall cumulative gaps may tend to differ from the actual exposures of Chase.

      Gap analysis is the simplest representation of Chase's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the Prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effect of various options embedded in balance sheet instruments. Accordingly, Chase conducts simulations of earnings at risk under a variety of market interest rate scenarios that include all assets, liabilities and ALM derivative instruments. Earnings simulations consider forecasted balance sheet changes (such as asset sales, securitizations, prepayments and reinvestments), forecasted changes in interest rate spreads and interest sensitive fee income to provide an estimate of earnings at risk for given changes in interest rates.

      Various interest rate scenarios are employed to quantify earnings sensitivities. Chase's primary exposure is to fluctuations in U.S. dollar interest rates. At December 31, 1997, U.S. dollar-denominated exposures were subjected to an immediate interest rate shock of 100bp. Interest rate shocks for major non-U.S. dollar currencies in developed markets are adjusted to reflect their historical volatility relative to the U.S. dollar rate volatility. For example, if Australian dollar historical rate volatility is twice that of the U.S. dollar, a 200bp rate shock would be employed. These non-U.S. dollar rate shocks ranged in magnitude from approximately 100bp to 300bp. For the emerging markets and for those Asian currencies which experienced recent market volatilities, statistical analysis is supplemented with management's judgement to arrive at rate shocks that Chase believes are reasonably possible of occurring. These rate shocks ranged from 400bp to 1500bp. These sensitivity measurements exclude the benefits of portfolio diversification which would be expected to reduce Chase's overall risk profile.

      At December 31, 1997, based on Chase's simulation model and applying such immediate increases in market interest rates, earnings at risk over the next twelve months are estimated to be approximately 3.5% of projected 1998 after-tax net income. During 1997, Chase's earnings at risk to an immediate rise in interest rates (based on the aforementioned rate shocks) averaged less than 3% of after-tax net income. The rate shocks employed are hypothetical rate scenarios used to calibrate risk that Chase believes to be reasonably possible of occurring in the near-term and do not necessarily represent management's current view of future market developments.

      Chase also calculates a daily VAR on its market risk-related nontrading activities. The VAR for the ALM portfolio as of December 31, 1997 was $45.9 million, substantially all of which was interest rate related. The VAR methodology used to measure nontrading risk exposure for the ALM portfolio is the same as that used for Chase's trading portfolio. The non-trading portfolio is also subject to the same market risk management procedures as are applied to Chase's trading portfolio, including VAR reporting, portfolio stress testing, backtesting and limits setting and review.


40 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

      All the measurements of risk previously described are made based upon Chase's business mix and interest rate exposures at a particular point in time. The exposures change continuously as a result of Chase's ongoing businesses and its risk management initiatives. While management believes these measures provide a meaningful representation of Chase's interest rate sensitivity, they do not take into account all business developments that have an effect on net income or fair value, such as changes in credit quality or the size and composition of the balance sheet.

      Foreign currency exposures (arising from nontrading activities conducted in Chase's overseas units) and net investments in overseas entities are managed through the use of foreign exchange forward contracts. Foreign currency exposures are matched on a currency-by-currency basis to hedge the impact of foreign exchange rate changes. At December 31, 1997, Chase's earnings sensitivity to changes in foreign currency rates was immaterial.

Impact of ALM Derivative Activity: The unfavorable impact on net interest income from Chase's ALM derivative activities was $262 million for 1997, compared with $103 million for 1996. Chase also has derivatives that affect noninterest revenue, such as derivatives linked to mortgage servicing rights and mortgage and consumer loans held for sale. The unfavorable impact on noninterest revenue of these derivatives was $50 million for 1997 compared with a favorable impact of $7 million in 1996.

      The following table reflects the deferred gains and losses on closed derivative contracts and unrecognized gains and losses on open derivative contracts utilized in Chase's ALM activities.

--------------------------------------------------------------------------------
December 31, (in millions)                             1997      1996    Change
--------------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                         $  --     $ (42)    $  42
  Net Unrecognized Gains (Losses)                      (392)     (243)     (149)
--------------------------------------------------------------------------------
Net ALM Derivative Gains (Losses)                     $(392)    $(285)    $(107)
--------------------------------------------------------------------------------

      Net deferred gains and losses on closed contracts relate to futures, forwards and swaps used in connection with available-for-sale securities, loans, deposits and debt. The net unrecognized gains and losses relating to ALM activities are largely the result of interest rate swaps, options, forward and futures contracts primarily used in connection with loans, deposits and debt. These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts. For a further discussion of unrecognized gains/losses on open derivative contracts, see Note Twenty One.

      The deferred gains and losses at December 31, 1997 are expected to be amortized as yield adjustments in interest income, interest expense or noninterest revenue over the periods reflected in the following table. Premiums relating to open ALM option contracts are included on the balance sheet and are amortized as a reduction to net interest income or noninterest revenue over the following periods.

Amortization of Net Deferred Gains (Losses) on Closed ALM Contracts and of Premiums on Open
ALM Options Contracts

--------------------------------------------------------------------------------
                                                      Deferred
Year Ended December 31, (in millions)            Gains/(Losses)         Premiums
--------------------------------------------------------------------------------
1998                                                      $  1              $ 34
1999                                                       (26)               41
2000                                                       (11)               41
2001                                                       (10)               18
2002 and After                                              46                40
--------------------------------------------------------------------------------
Total                                                     $ --              $174
--------------------------------------------------------------------------------

OPERATING RISK MANAGEMENT

Chase, like all large corporations, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. Chase maintains a system of controls that is designed to keep operating risk at appropriate levels in view of the financial strength of Chase, the characteristics of the businesses and markets in which Chase operates, competitive circumstances and regulatory considerations. However, from time to time in the past, Chase has suffered losses from operating risk and there can be no assurance that Chase will not suffer such losses in the future.

CAPITAL AND LIQUIDITY RISK MANAGEMENT

CAPITAL

Chase's level of capital at December 31, 1997 remained strong, with capital ratios well in excess of regulatory guidelines. At December 31, 1997, Tier 1 and Total Capital ratios were 7.9% and 11.6%, respectively, and the Tier 1 leverage ratio was 6.0%.

      During the 1997 third quarter, Chase adopted the Federal Reserve Board's new risk-based capital guidelines incorporating market risk-adjusted capital. The new guidelines require banks and bank holding companies that have significant market risk exposure to measure that risk utilizing a value-at-risk model and to maintain a commensurate amount of capital. Under the new standard, risk-based capital ratios take into account both the general market risk and specific risk of debt and equity trading portfolios, and the general market risk associated with all other trading positions, and nontrading foreign exchange and commodity positions. In addition, the assets and off-balance sheet financial instruments and related capital of Chase's securities subsidiary, Chase Securities Inc., are now included in the calculation of these ratios. The provisions of SFAS 115 continue to be excluded. The adoption of these new capital guidelines


                                              THE CHASE MANHATTAN CORPORATION 41

MANAGEMENT'S DISCUSSION AND ANALYSIS

                          [graph 13 -- See Appendix I]

had a favorable impact largely as a result of the inclusion of the capital of Chase's securities subsidiary. Prior periods have not been restated.

      Chase is committed to maintaining a disciplined capital policy and intends to maintain its capital at levels that will allow it to support its growth and make investments, including acquisitions in its core businesses. As part of this policy, Chase expects to manage toward a Tier 1 Capital ratio of 8% to 8.25%.

      During 1997, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) increased by $3.9 billion to $33.3 billion. The increase was primarily due to the retention of earnings generated during 1997 (net income less common and preferred dividends), the inclusion of the capital of Chase Securities Inc., as mentioned above, and the issuance of $1.1 billion of capital securities (net of discount) by Chase subsidiaries. Partially offsetting these amounts was the impact of the common stock purchase program and the redemption of $910 million of preferred stock. See Notes Six through Nine.

                          [graph 14 -- See Appendix I]

--------------------------------------------------------------------------------
December 31, (in millions)                                      1997        1996
--------------------------------------------------------------------------------
Tier 1 Capital:
Common Stockholders' Equity                                  $19,907     $18,632
Nonredeemable Preferred Stock                                  1,740       2,650
Minority Interest(a)                                           2,440       1,294
Less: Goodwill                                                 1,310       1,353
      Nonqualifying Intangible Assets                            183         128
      50% Investment in Securities Subsidiary                     --         780
--------------------------------------------------------------------------------
Tier 1 Capital                                               $22,594     $20,315
--------------------------------------------------------------------------------
Tier 2 Capital:
Long-Term Debt and Other Instruments
  Qualifying as Tier 2                                         7,128       6,709
Qualifying Allowance for Credit Losses                         3,581       3,121
Less: 50% Investment in Securities Subsidiary                     --         780
--------------------------------------------------------------------------------
Tier 2 Capital                                                10,709       9,050
--------------------------------------------------------------------------------
Total Qualifying Capital                                     $33,303     $29,365
--------------------------------------------------------------------------------

(a) Minority interest includes the Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures and the Preferred Stock of the REIT Subsidiary. For a further discussion, see Notes Six and Seven.

      In October 1996, Chase announced a common stock purchase program. The program authorizes Chase to purchase through December 31, 1998 up to $2.5 billion of its common stock, plus an amount of its common stock as may be necessary to provide for expected issuances under Chase's dividend reinvestment plan and its various stock-based director and employee benefit plans. From inception through December 31, 1997, Chase repurchased 32.6 million common shares ($3.2 billion) and reissued from treasury approximately 12.9 million common shares ($1.1 billion) under its benefit plans, resulting in a net repurchase of 19.7 million common shares ($2.1 billion).

      In the first quarter of 1997, Chase raised the cash dividend on its common stock to $.62 per share, from $.56 per share. Management currently expects that Chase's dividend policy will generally be to pay a common stock dividend equal to approximately 25% to 35% of Chase's operating net income less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors, taking into consideration Chase's earnings and financial condition and applicable governmental regulations and policies.

LIQUIDITY

Chase manages its liquidity in order to ensure the availability of sufficient cash flows to meet all of Chase's financial commitments and to capitalize on opportunities for Chase's business expansion. Liquidity management addresses Chase's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as opportunities arise. Liquidity is managed on a daily basis at both the parent company and the subsidiary levels, enabling senior management to monitor changes in liquidity and to react accordingly to fluctuations in market conditions. Contingency plans exist and could be implemented


42 THE CHASE MANHATTAN CORPORATION

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS

on a timely basis to minimize the risk associated with dramatic changes in market conditions.

      In managing liquidity, Chase takes into account the various legal limitations on the extent to which its subsidiary banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates.

      The primary source of liquidity for the bank subsidiaries of Chase derives from their ability to generate core deposits. Core deposits include all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more. Chase considers funds from such sources to comprise its subsidiary banks' "core" deposit base because of the historical stability of these sources of funds. These deposits fund a portion of Chase's asset base, thereby reducing Chase's reliance on other, more volatile and costly sources of funds. Chase's average core deposits for 1997 were $80 billion, or 50% of average loans.

      Chase holds marketable securities and other short-term investments that can be readily converted to cash. As part of Chase's ongoing capital management process, loan syndication networks and securitization programs are maintained in order to facilitate the timely disposition of assets, when deemed desirable.

      Chase is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, common stock and preferred stock.

      At December 31, 1997, Chase's long-term debt was $13.39 billion. During 1997, Chase issued $2.81 billion of long-term debt, $1.59 billion of long-term debt matured and $546 million was redeemed. Chase continually evaluates the opportunities to redeem its outstanding debt and preferred stock in light of current market conditions.

      During the first quarter of 1998, Chase redeemed $200 million of its 7.92% cumulative preferred stock, and called for redemption $172 million of its 8.40% cumulative preferred stock and $200 million of its 7.58% cumulative preferred stock. An additional $340 million of Chase's fixed-rate preferred stock becomes callable in 1998.

ACCOUNTING AND REPORTING DEVELOPMENTS

REPURCHASE AND OTHER AGREEMENTS

In December 1996, the FASB issued SFAS 127, which deferred the effective date of SFAS 125 relating to repurchase agreements, securities lending and other secured financing transactions. SFAS 127 will be effective for calendar year 1998. Chase believes that the adoption of SFAS 127 will not have a material effect on its earnings, liquidity or capital resources.

REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS 130, which becomes effective for financial statements beginning in the first quarter of 1998. SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting "comprehensive income." Comprehensive income is defined to include net income, as currently reported, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not currently included in the income statement. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of an issuer's financial statements. Chase is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect Chase's earnings, liquidity or capital resources.

SEGMENTS

In June 1997, the FASB issued SFAS 131, which becomes effective for financial statements for the year ended 1998. SFAS 131 defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. Chase is currently assessing the manner in which it will disclose the required information.

CAPITALIZATION OF CERTAIN SOFTWARE COSTS

In March 1998, the AICPA issued SOP 98-1, which will become effective for financial statements for calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Chase is assessing how the capitalization of these costs, which are currently expensed by Chase, will affect its earnings, liquidity, or capital resources. Management does not believe the impact of adoption will be material.


                                              THE CHASE MANHATTAN CORPORATION 43

MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON BETWEEN 1996 AND 1995

Chase's operating net income was $3.52 billion in 1996, an increase of 21% from 1995. On a diluted basis, earnings per share rose 23% when compared with the prior year.

      Reported net income was $2.46 billion in 1996, compared with $2.96 billion in 1995. Diluted earnings per share were $4.94 in 1996, compared with $6.04 for the prior year.

      Chase's net interest income was $8.22 billion in 1996, an increase of $99 million from 1995, reflecting a higher level of interest-earning assets (particularly consumer receivables and trading-related assets), as well as the funding benefit of higher equity levels. Also contributing to the increase was $54 million of interest related to Federal and State tax audit settlements in 1996. Average interest-earning assets were $260.9 billion in 1996, compared with $244.5 billion in 1995.

      Provision for credit losses in 1996 increased by $139 million from the 1995 level. Net charge-offs increased $57 million in 1996 when compared with the prior year, excluding a charge of $102 million recorded in 1996 related to post-merger conforming of credit card charge-off policies. The increases in both the provision and net charge-offs resulted primarily from higher commercial net charge-offs as a result of a lower level of recoveries.

      Noninterest revenue was $7.63 billion in 1996, a 12% increase from 1995, reflecting strong revenue performance as discussed below.

      Corporate finance and syndication fees in 1996 increased 17% as a result of strong loan syndication, advisory and debt securities underwriting activities. The active merger and acquisition environment during 1996 was an underlying factor for the increases in these activities.

      Trust, custody, and investment management fees for 1996 increased 16%, reflecting increased global services and securities processing activities, higher fees attributable to growth in assets under management and growth in fees from the Vista mutual funds.

      Credit card revenue increased $229 million from the 1995 level as a result of an increase in securitization volume as well as overall growth in managed outstandings.

      Fees for other financial services for 1996 increased 5% from 1995, primarily due to an increase in fees related to automobile securitizations, and higher transaction volume and a larger customer base at Chase's discount brokerage firm, Brown and Company.

      Trading-related revenue (which includes net interest income attributable to trading activities) in 1996 increased 37% from the prior year, benefitting from anticipated volatility in the currency markets and from strong performances in emerging markets in Latin America and Eastern Europe.

      Revenue from equity-related investments in 1996 increased by $100 million from the 1995 level, reflecting the continuing benefits of a broad-based portfolio of investments in an active market.

      Contributing to the decline in other noninterest revenue for 1996, were higher net losses related to the disposition of available-for-sale emerging markets securities, lower revenue from residential mortgage origination/sales activities, a $60 million loss on the sale of a building in Japan in 1996 and lower equity income from Chase's investment in CIT. In addition, the 1995 results included an $85 million gain on the sale of an investment in Far East Bank and Trust Company.

      Noninterest expense for 1996 includes noninterest expenses of $44 million related to the introduction of Chase's co-branded Wal-Mart MasterCard and $13 million of expenses associated with preferred stock dividends associated with the REIT, both of which commenced in the 1996 fourth quarter.

      Salaries increased by $24 million in 1996 as a result of higher incentive costs due to strong revenue growth for most businesses and a competitive recruiting environment for specialized skills in selected businesses. Also contributing to the increase in salaries was the vesting in 1996 of certain stock-based incentive awards, as a result of the improvement in Chase's stock price. Partially offsetting these increases were the impact of personnel reductions undertaken in 1996 as a result of the merger.

      Occupancy and Equipment expense both decreased in 1996, largely as a result of the consolidation of operations and branch facilities from merger integration efforts, the disposition of equipment as well as pre-merger expense-reduction programs.

      Foreclosed property expense was a credit of $16 million in 1996, compared with a credit of $75 million in 1995, due to lower gains on the sale of a lower level of foreclosed properties during 1996.

      In connection with the merger, $1.9 billion of one-time merger-related costs were identified, of which $1.65 billion was taken as a restructuring charge on March 31, 1996. Additional merger-related expenses of $164 million were incurred during 1996 and included in the restructuring costs caption of the income statement.

      Other expense decreased by $51 million, or 2%, during 1996. The improvement reflected lower FDIC assessments of $108 million. Reductions were also experienced in various expense categories such as stationery and other supplies, postage and shipping, reflecting Chase's sourcing and other expense-reduction initiatives.

      Chase's income tax expense decreased by $492 million from 1995. The 1996 amount includes tax benefits related to restructuring costs, as well as aggregate tax benefits and refunds of $132 million. Chase's effective tax rates for 1996 and 1995 (excluding the aforementioned tax benefits and refunds) were 38.0% and 38.3%, respectively.


44 THE CHASE MANHATTAN CORPORATION

                   MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

TO OUR STOCKHOLDERS

The management of Chase has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Chase maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends any possible improvements. Management believes that as of December 31, 1997, Chase maintains an effective system of internal control.

      The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

      The accounting firm of Price Waterhouse LLP has performed an independent audit of Chase's financial statements. Management has made available to Price Waterhouse LLP all of Chase's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to Price Waterhouse LLP during its audit were valid and appropriate. The firm's report appears below.


/s/ Walter V. Shipley
Walter V. Shipley
Chairman and Chief Executive Officer


/s/ Thomas G. Labrecque
Thomas G. Labrecque
President and Chief Operating Officer


/s/ Marc J. Shapiro
Marc J. Shapiro
Vice Chairman
Finance and Risk Management


/s/ Joseph L. Sclafani
Joseph L. Sclafani
Executive Vice President and Controller

January 20, 1998

                                               REPORT OF INDEPENDENT ACCOUNTANTS

[Logo] Price Waterhouse LLP
       1177 Avenue of the Americas, New York, NY 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
January 20, 1998


                                              THE CHASE MANHATTAN CORPORATION 45

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
December 31, (in millions, except share data)                                          1997        1996
-------------------------------------------------------------------------------------------------------
Assets
Cash and Due from Banks                                                           $  15,704   $  14,605
Deposits with Banks                                                                   2,886       8,344
Federal Funds Sold and Securities Purchased Under Resale Agreements                  30,928      28,966
Trading Assets:
  Debt and Equity Instruments                                                        34,641      30,377
  Risk Management Instruments, Net of Allowance for Credit Losses of $75
    in 1997 and 1996                                                                 37,752      29,579
Securities:
  Available-for-Sale                                                                 49,755      44,691
  Held-to-Maturity (Market Value: $2,995 in 1997 and $3,849 in 1996)                  2,983       3,855
Loans                                                                               168,454     155,092
Allowance for Credit Losses                                                           3,624       3,549
                                                                                  ---------------------
Net Loans                                                                           164,830     151,543
Premises and Equipment                                                                3,780       3,642
Due from Customers on Acceptances                                                     1,719       2,276
Accrued Interest Receivable                                                           3,359       3,020
Other Assets                                                                         17,184      15,201
-------------------------------------------------------------------------------------------------------
Total Assets                                                                      $ 365,521   $ 336,099
-------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Domestic:
    Noninterest-Bearing                                                           $  46,603   $  42,726
    Interest-Bearing                                                                 71,576      67,186
  Foreign:
    Noninterest-Bearing                                                               3,205       4,331
    Interest-Bearing                                                                 72,304      66,678
                                                                                  ---------------------
    Total Deposits                                                                  193,688     180,921
Federal Funds Purchased and Securities Sold Under Repurchase Agreements              56,126      53,868
Commercial Paper                                                                      4,744       4,500
Other Borrowed Funds                                                                  6,861       9,231
Acceptances Outstanding                                                               1,719       2,276
Trading Liabilities                                                                  52,438      38,136
Accounts Payable, Accrued Expenses and Other Liabilities, Including the
  Allowance for Credit Losses of $170 in 1997 and $70 in 1996                        12,526      12,309
Long-Term Debt                                                                       13,387      12,714
Guaranteed Preferred Beneficial Interests in Corporation's Junior
  Subordinated Deferrable Interest Debentures                                         1,740         600
-------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   343,229     314,555
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty Four)

Preferred Stock of Subsidiary                                                           550         550

Stockholders' Equity

Preferred Stock                                                                       1,740       2,650
Common Stock (Authorized 750,000,000 Shares,
  Issued 440,753,296 Shares in 1997 and 440,747,317 Shares in 1996)                     441         441
Capital Surplus                                                                      10,360      10,459
Retained Earnings                                                                    11,103       8,627
Net Unrealized Gain (Loss) on Available-for-Sale Securities                              95        (288)
Treasury Stock, at Cost (19,788,820 Shares in 1997 and 9,936,716 Shares in 1996)     (1,997)       (895)
-------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           21,742      20,994
-------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity         $ 365,521   $ 336,099
-------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


46 THE CHASE MANHATTAN CORPORATION

                                                CONSOLIDATED STATEMENT OF INCOME

-------------------------------------------------------------------------------------------------
Year ended December 31, (in millions, except per share data)            1997      1996       1995
-------------------------------------------------------------------------------------------------
Interest Income
Loans                                                                $12,826  $ 12,359   $ 12,842
Securities                                                             3,028     2,862      2,591
Trading Assets                                                         2,770     1,898      1,385
Federal Funds Sold and Securities Purchased Under Resale Agreements    2,607     2,135      1,889
Deposits with Banks                                                      525       537        824
-------------------------------------------------------------------------------------------------
Total Interest Income                                                 21,756    19,791     19,531
-------------------------------------------------------------------------------------------------
Interest Expense
Deposits                                                               6,561     6,038      6,291
Short-Term and Other Borrowings                                        5,903     4,630      4,175
Long-Term Debt                                                         1,134       901        942
-------------------------------------------------------------------------------------------------
Total Interest Expense                                                13,598    11,569     11,408
-------------------------------------------------------------------------------------------------
Net Interest Income                                                    8,158     8,222      8,123
Provision for Credit Losses                                              804       897        758
-------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Credit Losses                  7,354     7,325      7,365
-------------------------------------------------------------------------------------------------
Noninterest Revenue
Corporate Finance and Syndication Fees                                 1,136       950        810
Trust, Custody, and Investment Management Fees                         1,307     1,176      1,018
Credit Card Revenue                                                    1,183     1,063        834
Service Charges on Deposit Accounts                                      376       394        417
Fees for Other Financial Services                                      1,607     1,529      1,453
Trading Revenue                                                        1,323     1,371      1,065
Securities Gains                                                         312       135        132
Revenue from Equity-Related Investments                                  806       726        626
Other Revenue                                                            575       286        482
-------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                              8,625     7,630      6,837
-------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries                                                               4,598     4,232      4,208
Employee Benefits                                                        839       926        899
Occupancy Expense                                                        767       824        897
Equipment Expense                                                        792       724        755
Foreclosed Property Expense                                               12       (16)       (75)
Restructuring Costs                                                      192     1,814         15
Other Expense                                                          2,869     2,640      2,691
-------------------------------------------------------------------------------------------------
Total Noninterest Expense                                             10,069    11,144      9,390
-------------------------------------------------------------------------------------------------
Income Before Income Tax Expense and Effect of Accounting Change       5,910     3,811      4,812
Income Tax Expense                                                     2,202     1,350      1,842
-------------------------------------------------------------------------------------------------
Income Before Effect of Accounting Change                              3,708     2,461      2,970
Net Effect of Change in Accounting Principle                              --        --        (11)
-------------------------------------------------------------------------------------------------
Net Income                                                           $ 3,708  $  2,461   $  2,959
-------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                $ 3,526  $  2,242   $  2,732
-------------------------------------------------------------------------------------------------
Earnings Per Share:
Basic:
  Income Before Effect of Accounting Change                          $  8.30  $   5.13   $   6.36
  Net Income                                                         $  8.30  $   5.13   $   6.33
Diluted:
  Income Before Effect of Accounting Change                          $  8.03  $   4.94   $   6.07
  Net Income                                                         $  8.03  $   4.94   $   6.04
-------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


                                              THE CHASE MANHATTAN CORPORATION 47

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------
Year ended December 31, (in millions)                            1997       1996          1995
----------------------------------------------------------------------------------------------
Preferred Stock
Balance at Beginning of Year                                 $  2,650   $  2,650      $  2,850
Redemption of Stock                                              (910)        --          (200)
----------------------------------------------------------------------------------------------
Balance at End of Year                                          1,740      2,650         2,650
----------------------------------------------------------------------------------------------
Common Stock
Balance at Beginning of Year                                      441        458           447
Retirement of Treasury Stock                                       --        (20)           --
Issuance of Stock                                                  --          3            11
----------------------------------------------------------------------------------------------
Balance at End of Year                                            441        441           458
----------------------------------------------------------------------------------------------
Capital Surplus
Balance at Beginning of Year                                   10,459     11,075        10,671
Retirement of Treasury Stock                                       --       (433)           --
New Issuances of Stock                                             --         42           307
Shares Issued for Employee Stock-Based Awards
  and Certain Related Tax Benefits                                (99)      (225)           97
----------------------------------------------------------------------------------------------
Balance at End of Year                                         10,360     10,459        11,075
----------------------------------------------------------------------------------------------
Retained Earnings
Balance at Beginning of Year                                    8,627      7,997         6,045
Net Income                                                      3,708      2,461         2,959
Retirement of Treasury Stock                                       --       (557)           --
Cash Dividends Declared:
  Preferred Stock                                                (182)      (219)         (227)
  Common Stock                                                 (1,050)    (1,061)(a)      (789)
Accumulated Translation Adjustment(b)                              --          6             9
----------------------------------------------------------------------------------------------
Balance at End of Year                                         11,103      8,627         7,997
----------------------------------------------------------------------------------------------
Net Unrealized Gain (Loss) on Securities Available-for-Sale
Balance at Beginning of Year                                     (288)      (237)         (473)
Net Change in Fair Value of Securities Available-for-Sale         383        (51)          236
----------------------------------------------------------------------------------------------
Balance at End of Year                                             95       (288)         (237)
----------------------------------------------------------------------------------------------
Common Stock in Treasury, at Cost
Balance at Beginning of Year                                     (895)    (1,107)         (667)
Retirement of Treasury Stock                                       --      1,010            --
Purchase of Treasury Stock                                     (2,169)    (2,037)       (1,389)
Reissuance of Treasury Stock                                    1,067      1,239           949
----------------------------------------------------------------------------------------------
Balance at End of Year                                         (1,997)      (895)       (1,107)
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                   $ 21,742   $ 20,994      $ 20,836
----------------------------------------------------------------------------------------------

(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by heritage Chase in the 1996 first quarter.

(b)   Balance was $17 million at December 31, 1997.

The Notes to Consolidated Financial Statements are an integral part of these Statements.


48 THE CHASE MANHATTAN CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
Year ended December 31, (in millions)                                           1997       1996       1995
----------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                                 $   3,708   $  2,461   $  2,959
Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
  Effect of Change in Accounting Principle                                        --         --         11
  Provision for Credit Losses                                                    804        897        758
  Restructuring Costs                                                            192      1,814         15
  Depreciation and Amortization                                                  951        869        866
  Net Change In:
    Trading-Related Assets                                                   (11,437)    (9,245)    (6,466)
    Accrued Interest Receivable                                                 (339)      (479)       (86)
    Other Assets                                                              (2,264)     1,167        328
    Trading-Related Liabilities                                               14,708      3,826      3,423
    Accrued Interest Payable                                                     123        395         12
    Other Liabilities                                                           (627)    (1,743)    (1,430)
    Other, Net                                                                  (358)      (945)      (746)
----------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                               5,461       (983)      (356)
----------------------------------------------------------------------------------------------------------
Investing Activities
Net Change In:
  Deposits with Banks                                                          5,458        124      4,054
  Federal Funds Sold and Securities Purchased Under Resale Agreements         (5,673)   (12,929)     2,094
  Loans Due to Sales and Securitizations                                      26,967     37,428     32,987
  Other Loans, Net                                                           (37,445)   (42,935)   (44,455)
  Other, Net                                                                      64       (905)    (1,281)
Proceeds from the Maturity of Held-to-Maturity Securities                        959      1,057      2,395
Purchases of Held-to-Maturity Securities                                        (130)      (277)    (1,052)
Proceeds from the Maturity of Available-for-Sale Securities                   10,250      8,513      7,427
Proceeds from the Sale of Available-for-Sale Securities                       95,045     44,194     54,290
Purchases of Available-for-Sale Securities                                  (109,849)   (60,380)   (69,311)
Cash Used in Acquisitions                                                     (5,153)        --        (10)
Proceeds from Divestitures of Nonstrategic Businesses                            847         --      1,050
----------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                        (18,660)   (26,110)   (11,812)
----------------------------------------------------------------------------------------------------------
Financing Activities
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                 3,914      5,743      2,588
  Domestic Time and Savings Deposits                                           4,509      4,160     (1,279)
  Foreign Deposits                                                             4,500       (471)     6,153
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements      5,969     18,029      5,287
  Other Borrowed Funds                                                        (2,126)      (199)     2,199
  Other, Net                                                                    (556)       361        378
Proceeds from the Issuance of Long-Term Debt and Capital Securities            3,945      1,891      1,876
Repayments of Long-Term Debt                                                  (2,134)    (1,453)    (2,076)
Proceeds from the Issuance of Stock                                              967      1,082        665
Proceeds from the Issuance of Preferred Stock of Subsidiary                       --        550         --
Redemption of Preferred Stock                                                   (910)        --         --
Treasury Stock Purchased                                                      (2,585)    (1,611)    (1,389)
Cash Dividends Paid                                                           (1,212)    (1,188)      (978)
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     14,281     26,894     13,424
----------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                        17         10         (7)
Net Increase (Decrease) in Cash and Due from Banks                             1,099       (189)     1,249
Cash and Due from Banks at the Beginning of the Year                          14,605     14,794     13,545
----------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                             $  15,704   $ 14,605   $ 14,794
Cash Interest Paid                                                         $  13,475   $ 11,174   $ 11,248
Taxes Paid                                                                 $   1,144   $  1,650   $  1,309
----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


                                              THE CHASE MANHATTAN CORPORATION 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The Chase Manhattan Corporation ("Chase") is a bank holding company organized under the laws of the State of Delaware and registered under the Bank Holding Company Act.

      Chase conducts its domestic and international financial services businesses through various bank and nonbank subsidiaries. The principal bank subsidiaries of Chase are The Chase Manhattan Bank ("Chase Bank"), a New York State bank headquartered in New York City; Chase Bank of Texas, National Association ("Chase Texas"), a national bank headquartered in Houston, Texas; and Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Wilmington, Delaware. The principal nonbank subsidiary of Chase is Chase Securities Inc., Chase's "Section 20" subsidiary, which is engaged in securities underwriting and dealing activities. For a discussion of Chase's business lines, see the first paragraph of the Lines of Business section on page 21 of Management's Discussion and Analysis ("MD&A").

      On March 31, 1996, The Chase Manhattan Corporation("heritage Chase") merged (the "Merger") with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the Merger, Chemical changed its name to "The Chase Manhattan Corporation." The Merger was accounted for as a pooling of interests and, accordingly, the information included in the financial statements presents the combined results of heritage Chase and Chemical as if the Merger had been in effect for all periods presented.

      The accounting and financial reporting policies of Chase and its subsidiaries conform to generally accepted accounting principles ("GAAP") and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and disclosure of contingent assets and liabilities.

      Certain amounts in prior periods have been reclassified to conform to the current presentation. The following is a description of significant accounting policies.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Chase and its majority-owned subsidiaries, after eliminating intercompany balances and transactions. Equity investments of 20%-50% ownership interest are generally accounted for in accordance with the equity method of accounting and are reported in Other Assets. Chase's pro-rata share of earnings (losses) of these companies is included in Other Revenue.

      Assets held in an agency or fiduciary capacity by commercial banking subsidiaries and by trust and investment advisory subsidiaries are not assets of Chase and, accordingly, are not included in the Consolidated Balance Sheet.

TRADING ACTIVITIES

Chase trades debt and equity instruments and risk management instruments, as discussed below. These instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows.

      Realized and unrealized gains (losses) on these instruments are recognized in Trading Revenue. The portion of the market valuation of risk management instruments attributable to credit considerations as well as ongoing direct servicing costs is deferred and accreted to income over the life of the instruments. Interest earned on debt and dividends earned on equity instruments are reported as interest income. Interest payable on securities sold but not yet purchased and structured notes is reported as interest expense.

Debt and Equity Instruments; Securities Sold, Not Yet Purchased; and Structured
Notes: Debt and equity instruments, which include securities, loans, and other credit instruments held for trading purposes, are reported as Trading Assets. Obligations to deliver securities sold but not yet purchased and structured notes issued by Chase are reported as Trading Liabilities.

Risk Management Instruments: Chase deals in interest rate, foreign exchange, equity, commodity and other contracts to generate trading revenues. Such contracts include futures, forwards, forward rate agreements, swaps and options (including interest rate caps and floors). The estimated fair values of such contracts are reported on a gross basis as Trading Assets-Risk Management Instruments for positive fair values and Trading Liabilities for negative fair values. Contracts executed with the same counterparty under legally enforceable master netting agreements are presented on a net basis.


50 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVES USED IN ASSET/LIABILITY MANAGEMENT ACTIVITIES

As part of its asset/liability management ("ALM") activities, Chase uses interest rate swaps and futures and, to a lesser degree, forward rate agreements and option contracts (including interest rate caps and floors) to hedge exposures or to modify the interest rate characteristics of related balance sheet instruments. Derivative contracts used for ALM activities have high correlation between the derivatives contract and the item being hedged, both at inception and throughout the hedge period. Additionally, these derivative contracts are linked to specific assets or liabilities or groups of similar assets or similar liabilities. For futures contracts only, a risk-reduction criteria is also required.

      The instruments that meet the above criteria are accounted for under the accrual method or available-for-sale fair value method, as discussed below. Instruments that subsequently fail to meet the criteria are redesignated as trading activities.

Accrual Method: Under the accrual method, interest income or expense on derivative contracts is accrued and there is no recognition of unrealized gains and losses on the derivatives on the balance sheet. Premiums on option contracts are amortized to interest income or interest expense, or noninterest revenue over the contract life.

Available-for-Sale Fair Value Method: Derivatives linked to available-for-sale securities are carried at fair value. The accrual of interest receivable or interest payable on these derivatives is reported in Interest Income on Securities. Changes in the market values of these derivatives, exclusive of net interest accruals, are reported, net of applicable taxes, in Stockholders' Equity. This policy is consistent with the reporting of unrealized gains and losses on the related securities.

      For both of the above methods, realized gains and losses from the settlement or termination of derivative contracts are deferred as adjustments to the carrying values of the related balance sheet positions. The realized gains and losses are amortized to interest income, interest expense, or noninterest revenue over the appropriate risk management periods (generally the remaining life of the derivative at the date of termination or the remaining life of the linked asset or liability). Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed of, then the deferred gains and losses on the derivative contract are recognized as a component of the gain or loss on disposition of the related assets or liabilities.

RESALE AND REPURCHASE AGREEMENTS

Chase enters into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed plus accrued interest. Interest earned on resale agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively. Chase offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. During 1997, the maximum month-end balances of outstanding resale and repurchase agreements, respectively, were $43.2 billion and $63.7 billion. The daily average amounts of outstanding resale and repurchase agreements were $38.8 billion and $56.3 billion, respectively.

      Chase takes possession of securities purchased under resale agreements. Chase monitors the market value of securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate.

SECURITIES

Securities are classified as Available-for-Sale when in management's judgement they may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk, or other factors. Available-for-Sale securities are carried at fair value. Unrealized gains and losses on these securities, along with any unrealized gains and losses on related derivatives, are reported, net of applicable taxes, in Stockholders' Equity. Securities that Chase has the positive intent and ability to hold to maturity are classified as Held-to-Maturity and are carried at amortized cost.

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

      Chase anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"). The prepayment of CMOs and MBSs is actively monitored through Chase's portfolio management function. Chase typically invests in CMOs and MBSs with stable cash flows, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing

                                              THE CHASE MANHATTAN CORPORATION 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regarding the impact that interest and market rate changes would have on its CMO and MBS portfolios. CMOs and MBSs that management believes have high prepayment risk are included in the available-for-sale portfolio.

LOANS

Loans are generally reported at the principal amount outstanding, net of the allowance for credit losses, unearned income and any net deferred loan fees (nonrefundable yield-related loan fees, net of related direct origination costs). Loans held for sale are carried at the lower of aggregate cost or fair value. Certain loans meeting the accounting definition of a security are classified as loans, but are measured using SFAS 115. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

      Chase sells or securitizes certain commercial and consumer loans. These sales are generally without recourse to Chase. A limited number of assets are sold with recourse for which appropriate reserves are provided. Gains and losses are reported in Other Revenue.

      Nonaccrual loans are those loans on which the accrual of interest has ceased. Loans other than certain consumer loans discussed below are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

      Consumer loans are generally charged to the allowance for credit losses upon reaching specified stages of delinquency. This policy excludes residential mortgage products and auto loans which are accounted for in accordance with the nonaccrual loan policy discussed above. Credit card loans, for example, are charged off at the earlier of 180 days past due or 75 days after notification of the filing of bankruptcy. Other consumer products are generally charged off at 120 days past due. Accrued interest is reversed against interest income when the consumer loan is charged off.

      Loans are considered impaired when it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. Chase accounts for and discloses nonaccrual commercial loans as impaired. Chase excludes from impaired loans its small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases. Impaired loans are carried at the present value of the future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Chase recognizes interest income on impaired loans as discussed above for nonaccrual loans.

      A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when Chase has taken physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, derivatives and foreign exchange financial instruments and lending-related commitments. These commitments include letters of credit, guarantees and undrawn commitments to extend credit. The allowance is a general allowance and is periodically reviewed and analyzed. The analyses include consideration of the risk rating of individual credits, the size and diversity of the portfolio, economic and political conditions, prior loss experience, and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for credit losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

      Beginning December 31, 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions ("AICPA Audit Guide"), Chase allocates the allowance for credit losses into three components:

Allowance for credit losses on:             Reported in:
--------------------------------------------------------------------------------
Loans                                       Separate Caption-
                                            Allowance for Credit Losses
--------------------------------------------------------------------------------
Derivative and Foreign Exchange Contracts   Trading Assets-Risk
                                            Management Instruments
--------------------------------------------------------------------------------
Lending-Related Commitments                 Other Liabilities
--------------------------------------------------------------------------------

      Chase views the aggregate allowance for credit losses to be available for all credit activities.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Depreciation and amortization of premises are included in Occupancy Expense, while depreciation of equipment is


52 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in Equipment Expense. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

OTHER ASSETS

Assets Acquired as Loan Satisfactions: Assets acquired in full or partial satisfaction of loans, primarily consisting of real estate, are reported at the lower of cost or estimated fair value less costs to sell. Writedowns at the date of transfer (to Assets Acquired as Loan Satisfactions) and within six months after the date of transfer are charged to the allowance for credit losses. Writedowns of such assets after six months from the transfer date are included in Foreclosed Property Expense. Operating expenses, net of related revenue, and gains and losses on sales of these assets are reported in Foreclosed Property Expense.

Assets Held for Accelerated Disposition: These assets consist primarily of real estate loans and real estate assets acquired as loan satisfactions. At the date of transfer to the accelerated disposition portfolio, these assets are recorded at their initial estimated disposition value less costs to sell. Subsequently, assets held for accelerated disposition are carried at the lower of cost or current estimated disposition value. Cash interest received from these assets is recognized either in income or applied to reduce the carrying value of loans, depending on management's judgment of collectibility. Any adjustments to the carrying value of these assets or realized gains and losses on the sale of these assets are reported in Other Revenue.

Equity and Equity-Related Investments: Equity and equity-related investments include venture capital activities and emerging markets investments. Nonmarketable holdings are carried at cost, with the exception of holdings in which a subsequent investment by an unaffiliated party indicates a valuation in excess of cost (in which case an unrealized gain is recorded based on such valuation) and holdings for which evidence of an other-than-temporary decline in value exists (in which case an impairment loss is recorded). Marketable holdings are marked-to-market at a discount to the public value. Income from these investments is reported in Revenue from Equity-Related Investments.

Intangibles: Goodwill and other acquired intangibles, such as core deposits and credit card relationships, are amortized over the estimated periods to be benefited, generally ranging from 10 to 25 years. An impairment review is performed periodically on these assets.

Mortgage Servicing Rights: Capitalized mortgage servicing assets consist of purchased and originated servicing rights. These rights are amortized into Fees for Other Financial Services in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. Mortgage servicing rights are assessed for impairment based on the fair value of the right and any related derivative contracts. Impairment is evaluated by stratifying the mortgage servicing rights by interest rate bands. Fair value is determined considering market prices for similar assets or based on discounted cash flows using market-based prepayment estimates for similar coupons as well as incremental direct and indirect costs.

FEE-BASED REVENUE

Corporate finance and syndication fees primarily include fees received for managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; arranging private placements; and underwriting debt and equity securities. Corporate finance and syndication fees are recognized when the services to which they relate have been provided. In addition, recognition of syndication fees is subject to satisfying certain tests.

      Trust, custody, and investment management fees primarily include fees received in connection with personal, corporate, and employee benefit trust and investment management activities. Fees for other financial services primarily include fees received in connection with mortgage servicing, loan commitments, standby letters of credit, compensating balances, insurance products and brokerage and other fees. Trust, custody, and investment management fees and fees for other financial services are generally recognized over the period the related service is provided.

      Credit card revenues primarily include fees received in connection with credit card activities such as annual, late payment, cash advance, and interchange fees, as well as servicing fees earned in connection with securitization activities. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a twelve-month period.

INCOME TAXES

Chase recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements. Calculations are based on the provisions of enacted tax laws and the tax rates in effect for current and future years. The deferred tax liability (asset) is determined based on enacted tax rates which will be in effect when the underlying items of income and expense are expected to be reported to the taxing authorities. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax liability (asset) is recognized for the estimated taxes payable or refundable for the current year.


                                              THE CHASE MANHATTAN CORPORATION 53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in Stockholders' Equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets, liabilities and related hedges to the U.S. dollar are reported in the Income Statement.

STATEMENT OF CASH FLOWS

Cash and cash equivalents reported in the Consolidated Statement of Cash Flows represent the amounts included in the balance sheet caption Cash and Due from Banks. Cash flows from loans and deposits are reported on a net basis.

--------------------------------------------------------------------------------
2 - TRADING ACTIVITIES
--------------------------------------------------------------------------------

Chase generates trading revenue through market-making, sales, arbitrage and positioning. A description of the various classes of derivative and foreign exchange instruments used in Chase's trading activities as well as the credit and market risk factors involved in its trading activities are disclosed in Note Eighteen.

TRADING REVENUE

The following table sets forth the components of total trading-related revenue.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                 1997       1996       1995
--------------------------------------------------------------------------------
Trading Revenue                                     $1,323     $1,371     $1,065
Net Interest Income Impact(a)                          715        585        363
--------------------------------------------------------------------------------
Total Trading-Related Revenue                       $2,038     $1,956     $1,428
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                        $  726     $  535     $  429
  Foreign Exchange Contracts(c)                        803        444        584
  Debt Instruments and Other(d)                        509        977        415
--------------------------------------------------------------------------------
Total Trading-Related Revenue                       $2,038     $1,956     $1,428
--------------------------------------------------------------------------------

(a) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.

(b) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures and options, forward rate agreements and related hedges.

(c)   Includes foreign exchange spot and option contracts.

(d) Includes U.S. and foreign government and government agency securities, corporate debt instruments, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives and commodity derivatives.

TRADING ASSETS AND LIABILITIES

The following table presents trading assets and trading liabilities for the dates indicated.

-------------------------------------------------------------------------------
December 31, (in millions)                                      1997       1996
-------------------------------------------------------------------------------
Trading Assets - Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                    $  8,329   $  8,523
  Certificates of Deposit, Bankers' Acceptances
    and Commercial Paper                                       3,117      1,486
  Debt Securities Issued by Foreign Governments               11,063     12,284
  Debt Securities Issued by Foreign Financial Institutions     5,399      3,569
  Corporate Securities                                         1,833      1,873
  Other                                                        4,900      2,642
-------------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments            $ 34,641   $ 30,377
-------------------------------------------------------------------------------
Trading Assets - Risk Management Instruments:
  Interest Rate Contracts                                   $ 15,980   $ 14,227
  Foreign Exchange Contracts                                  20,225     13,760
  Equity, Commodity and Other Contracts                        1,622      1,667
  Allowance for Credit Losses for
    Derivative and Foreign Exchange Contracts                    (75)       (75)
-------------------------------------------------------------------------------
Total Trading Assets-Risk Management Instruments            $ 37,752   $ 29,579
-------------------------------------------------------------------------------
Trading Liabilities - Risk Management Instruments:
  Interest Rate Contracts                                   $ 17,668   $ 14,622
  Foreign Exchange Contracts                                  20,475     12,867
  Equity, Commodity and Other Contracts                        1,558      1,202
-------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments             $ 39,701   $ 28,691
-------------------------------------------------------------------------------
Securities Sold, Not Yet Purchased                          $  9,818   $  7,242
-------------------------------------------------------------------------------
Structured Notes                                            $  2,919   $  2,203
-------------------------------------------------------------------------------
Total Trading Liabilities                                   $ 52,438   $ 38,136
-------------------------------------------------------------------------------

      Average trading assets and average trading liabilities were as follows for the periods indicated.

-------------------------------------------------------------------------------
Year Ended December 31, (in millions)                           1997       1996
-------------------------------------------------------------------------------
Trading Assets-Debt and Equity Instruments                   $35,660    $29,595
-------------------------------------------------------------------------------
Trading Assets-Risk Management Instruments                   $34,426    $26,684
-------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments              $35,309    $27,421
Securities Sold, Not Yet Purchased                            10,719      8,160
Structured Notes                                               2,378        126
-------------------------------------------------------------------------------
Total Trading Liabilities                                    $48,406    $35,707
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3 - SECURITIES
--------------------------------------------------------------------------------

See Note One for a discussion of the accounting policies relating to securities. Net gains from available-for-sale securities sold in 1997, 1996 and 1995 amounted to $312 million (gross gains of $496 million and gross losses of $184 million), $135 million (gross gains of $281 million and gross losses of $146 million), and $130 million (gross gains of $570 million


54 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and gross losses of $440 million), respectively. There were no sales of held-to-maturity securities during the three years ended December 31, 1997. During 1995, early redemption of certain held-to-maturity securities by their issuers resulted in a $2 million gain.

      In accordance with the adoption of the SFAS 115 Implementation Guide, Chase reassessed the classification of all securities held during 1995. The result of the one-time reassessment was the reclassification of $4.7 billion of held-to-maturity securities to available-for-sale securities and $11 million of held-to-maturity securities to trading assets. Unrealized net gains related to the transfer of held-to-maturity securities to available-for-sale securities were $21 million after-tax. The amortized cost of held-to-maturity securities transferred to trading assets approximated the fair value.

      The amortized cost and estimated fair value of available-for-sale securities and held-to-maturity securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                                   1997                                       1996
                                               ------------------------------------------  -----------------------------------------
                                                               Gross       Gross                           Gross       Gross
                                               Amortized  Unrealized  Unrealized     Fair  Amortized  Unrealized  Unrealized    Fair
December 31, (in millions)                          Cost       Gains      Losses    Value       Cost       Gains      Losses   Value
------------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Securities
U.S. Government and Federal Agency/Corporation
Obligations:
  Mortgage-Backed Securities                     $27,849        $ 97        $  3  $27,943    $20,961        $ 18       $285  $20,694
  Collateralized Mortgage Obligations              2,013           5          --    2,018      2,293           1          2    2,292
  Other, primarily U.S. Treasuries                11,492          18          49   11,461     12,250           3        193   12,060
Obligations of State and Political Subdivisions      274           2          --      276        325           2         --      327
Debt Securities Issued by Foreign Governments      6,153          47          62    6,138      6,893         100          3    6,990
Corporate Debt Securities                            606          17           1      622        923          43         14      952
Equity Securities                                    876         197          58    1,015        957         116         25    1,048
Other, primarily Asset-Backed Securities(a)          308           3          29      282        328           1          1      328
------------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities              $49,571        $386        $202  $49,755    $44,930        $284       $523  $44,691
------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
U.S. Government and Federal Agency/Corporation
Obligations:
  Mortgage-Backed Securities                     $ 1,256        $ 12        $  1  $ 1,267    $ 1,584        $  4       $  8  $ 1,580
  Collateralized Mortgage Obligations              1,660           4           3    1,661      2,075           6          9    2,072
  Other, primarily U.S. Treasuries                    52          --          --       52         73          --         --       73
Other, primarily Asset-Backed Securities(a)           15          --          --       15        123           1         --      124
------------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                $ 2,983        $ 16        $  4  $ 2,995    $ 3,855        $ 11       $ 17  $ 3,849
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations. See Note One for further discussion.

      The amortized cost, estimated fair value, and average yield at December 31, 1997 of Chase's available-for-sale and held-to-maturity securities by contractual maturity range are presented in the following table.

                                          Available-for-Sale Securities     Held-to-Maturity Securities
                                         --------------------------------  ------------------------------
Maturity Schedule of Securities          Amortized        Fair  Average    Amortized      Fair  Average
December 31, 1997 (in millions)               Cost       Value    Yield(a)      Cost     Value    Yield(a)
----------------------------------------------------------------------------------------------------------
Due in One Year or Less                    $ 2,620     $ 2,585     6.43%      $  124    $  124     4.84%
Due After One Year Through Five Years       12,393      12,332     6.04          300       301     6.47
Due After Five Years Through Ten Years       5,103       5,122     6.41          408       410     6.93
Due After Ten Years(b)                      29,455      29,716     7.03        2,151     2,160     6.54
----------------------------------------------------------------------------------------------------------
Total Securities                           $49,571     $49,755     6.68%      $2,983    $2,995     6.51%
----------------------------------------------------------------------------------------------------------

(a) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income (adjusted for the effect of related derivatives on available-for-sale securities) and the amortization of premiums and accretion of discounts by total amortized cost. Taxable-equivalent yields are used where applicable.

(b) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of Chase's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.


                                              THE CHASE MANHATTAN CORPORATION 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
4 - LOANS
--------------------------------------------------------------------------------

The composition of the loan portfolio at each of the dates indicated was as follows:

------------------------------------------------------------------------------------------------------------------
                                                              1997                              1996
                                               --------------------------------   --------------------------------
December 31, (in millions)                      Domestic    Foreign       Total    Domestic    Foreign       Total
------------------------------------------------------------------------------------------------------------------
Consumer:
1-4 Family Residential Mortgages               $  38,683   $  1,472   $  40,155   $  36,665   $  1,276   $  37,941
Credit Card                                       15,631        615      16,246      12,157        537      12,694
Auto Financings                                   14,199         15      14,214      11,815         --      11,815
Other Consumer                                     8,668      1,877      10,545       9,386      1,479      10,865
------------------------------------------------------------------------------------------------------------------
  Total Consumer                                  77,181      3,979      81,160      70,023      3,292      73,315
------------------------------------------------------------------------------------------------------------------
Commercial:
Commercial and Industrial                         38,272     27,733      66,005      34,996     23,199      58,195
Commercial Real Estate:
  Commercial Mortgage                              4,084        663       4,747       5,040        755       5,795
  Construction                                       946         50         996         894         45         939
Financial Institutions                             6,692      7,015      13,707       5,570      6,480      12,050
Foreign Governments and Official Institutions         --      3,451       3,451          --      6,171       6,171
------------------------------------------------------------------------------------------------------------------
  Total Commercial                                49,994     38,912      88,906      46,500     36,650      83,150
------------------------------------------------------------------------------------------------------------------
Total Loans                                      127,175     42,891     170,066     116,523     39,942     156,465
Unearned Income                                   (1,465)      (147)     (1,612)     (1,223)      (150)     (1,373)
------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                  $ 125,710   $ 42,744   $ 168,454   $ 115,300   $ 39,792   $ 155,092
------------------------------------------------------------------------------------------------------------------

      Bonds issued to Chase by foreign governments (such as Mexico, Venezuela and Brazil) as part of a debt renegotiation (i.e., "Brady Bonds") are classified as loans, but are subject to the provisions of SFAS 115. As a result of the reassessment of the securities portfolio in connection with the adoption of the SFAS 115 Implementation Guide, the entire held-to-maturity portfolio of Brady Bonds, other loans and related derivatives (measured pursuant to SFAS 115) were reclassified to the available-for-sale category in 1995. The amount of the reclassification was $1,972 million at amortized cost. Unrealized net losses related to the transfer were $454 million, after tax.

      The amortized cost and estimated fair value of loans measured pursuant to SFAS 115 (which are all available-for-sale), including the impact of related derivatives, for the dates indicated were as follows:

--------------------------------------------------------------------------------
December 31, (in millions)                                1997             1996
--------------------------------------------------------------------------------
Amortized Cost                                         $ 1,005          $ 1,869
Gross Unrealized Gains                                      89               93
Gross Unrealized Losses                                   (112)            (369)
--------------------------------------------------------------------------------
Fair Value                                             $   982          $ 1,593
--------------------------------------------------------------------------------

      The gains and losses on the disposition of emerging markets securities for the dates indicated were as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)              1997       1996         1995
--------------------------------------------------------------------------------
Gross Gains                                       $ 121      $ 155      $   204
Gross Losses                                       (121)      (235)        (253)
--------------------------------------------------------------------------------
Net Losses                                          $--      $ (80)     $   (49)
--------------------------------------------------------------------------------
Cash Proceeds                                     $ 897      $ 952      $ 1,193
--------------------------------------------------------------------------------

IMPAIRED LOANS

The following table sets forth information about Chase's impaired loans. Chase uses the discounted cash flow method as its primary method for valuing its impaired loans.

--------------------------------------------------------------------------------
December 31, (in millions)                                       1997       1996
--------------------------------------------------------------------------------
Impaired Loans with an Allowance                                 $483     $  535
Impaired Loans without an Allowance(a)                             24        182
--------------------------------------------------------------------------------
Total Impaired Loans                                             $507     $  717
--------------------------------------------------------------------------------
Allowance for Impaired Loans under SFAS 114(b)                   $174     $  194
Average Balance of Impaired Loans During the Year                $628     $1,104
Interest Income Recognized on Impaired Loans
  During the Year                                                $  8     $   30
--------------------------------------------------------------------------------

(a) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(b) The allowance for impaired loans under SFAS 114 is a part of Chase's overall allowance for credit losses.


56 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
5 - ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

The composition of the allowance for credit losses is as follows:

-------------------------------------------------------------------------------------------------------------
December 31, (in millions)                                                     1997         1996         1995
-------------------------------------------------------------------------------------------------------------
Loans                                                                       $ 3,624      $ 3,549      $ 3,784
Derivative and Foreign Exchange Contracts                                        75           75           --
Lending-Related Commitments                                                     170           70           --
-------------------------------------------------------------------------------------------------------------
Aggregate Allowance                                                         $ 3,869      $ 3,694      $ 3,784
-------------------------------------------------------------------------------------------------------------

The table below summarizes the changes in the allowance for credit losses on loans.

-------------------------------------------------------------------------------------------------------------
Year Ended December 31, (in millions)                                          1997         1996         1995
-------------------------------------------------------------------------------------------------------------
Allowance at January 1                                                      $ 3,549      $ 3,784      $ 3,894
  Provision for Credit Losses                                                   804          897          758
  Charge-Offs                                                                (1,096)      (1,187)      (1,278)
  Recoveries                                                                    292          290          438
-------------------------------------------------------------------------------------------------------------
  Net Charge-Offs                                                              (804)        (897)        (840)
  Charge Related to Conforming Credit Card Charge-Off Policies                   --         (102)(a)       --
  Transfer to Trading Assets - Risk Management Instruments (See Note One)        --          (75)          --
  Transfer to Other Liabilities (See Note One)                                 (100)(b)      (70)          --
  Allowance Related to Purchased (Disposed) Portfolios and Subsidiaries(c)      172(c)        13          (31)(c)
  Foreign Exchange Translation Adjustment                                         3           (1)           3
-------------------------------------------------------------------------------------------------------------
Allowance at December 31                                                    $ 3,624      $ 3,549      $ 3,784
-------------------------------------------------------------------------------------------------------------

(a) During 1996, Chase incurred a charge of $102 million as a result of conforming the credit card charge-off policies of the heritage Chase and Chemical.

(b) During 1997, there was a transfer of $100 million to the allowance for credit losses on lending-related commitments as a result of the inclusion in that allowance of undrawn commitments to extend credit.

(c) Includes approximately $160 million related to the purchase of the Bank of New York credit card portfolio in 1997, and $28 million related to the sale of banking operations in southern and central New Jersey in 1995.

--------------------------------------------------------------------------------
6 - LONG-TERM DEBT
--------------------------------------------------------------------------------

The following table is a summary of long-term debt (net of unamortized original issue debt discount, where applicable).

----------------------------------------------------------------------------------------------------------------------------------
By remaining maturity at December 31,(a)                         Under                      After            1997             1996
(in millions)                                                   1 year     1-5 years      5 years           Total            Total
----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
Senior Debt:          Fixed Rate                           $       363   $       611  $       116     $     1,090     $      1,663
                      Variable Rate                                667         1,315           72           2,054            1,794
                      Modified Interest Rates(b)             5.30-6.63%   2.82-10.44%   5.49-6.72%     2.82-10.44%      2.82-10.17%
Subordinated Debt:    Fixed Rate                                    --         2,365        3,998           6,363            5,670
                      Variable Rate                                 50           250          714           1,014            1,282
                      Modified Interest Rates(b)                 10.06%   5.94-10.38%   5.69-8.00%     5.69-10.38%      5.45-10.38%
----------------------------------------------------------------------------------------------------------------------------------
                        Subtotal                           $     1,080   $     4,541  $     4,900     $    10,521     $     10,409
----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
Senior Debt:          Fixed Rate                           $        23   $       533  $       195     $       751     $        480
                      Variable Rate                                 25           699           25             749              226
                      Modified Interest Rates(b)            5.88-10.25%   5.86-10.26%  4.00-10.60%     4.00-10.60%      4.00-10.60%
Subordinated Debt:    Fixed Rate                                    --           316          650             966            1,003
                      Variable Rate                                 --           150          250             400              596
                      Modified Interest Rates(b)                    --    3.24-7.25%   5.84-6.58%      3.24-7.25%       3.23-10.00%
----------------------------------------------------------------------------------------------------------------------------------
                        Subtotal                           $        48   $     1,698  $     1,120     $     2,866     $      2,305
----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                       $     1,128   $     6,239  $     6,020     $    13,387(c)  $     12,714
----------------------------------------------------------------------------------------------------------------------------------

(a)   Remaining maturity is based on contractual maturity of the debt.

(b) The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert Chase's fixed-rate debt to variable rates. The interest rates shown are those in effect at year-end.

(c) At December 31, 1997, long-term debt aggregating $3.1 billion was redeemable at the option of Chase, in whole or in part, prior to maturity, based on the terms specified in their respective notes. The aggregate principal amount of debt that matures in each of the five years subsequent to 1997 are $1,128 million in 1998, $1,573 million in 1999, $1,511 million in 2000, $976 million in 2001 and $2,179 million in 2002.


                                              THE CHASE MANHATTAN CORPORATION 57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Chase issues long-term debt denominated in various currencies, although predominately in U.S. dollars, with both fixed and variable interest rates.

      Fixed-rate debt outstanding at December 31, 1997 mature at various dates through 2027 and carry contractual interest rates ranging from 4.00% to 11.83%. The consolidated weighted-average interest rates on fixed-rate debt at December 31, 1997 and 1996 were 7.56% and 7.78%, respectively. Variable-rate debt outstanding, with contractually-determined interest rates ranging from 5.57% to 6.58% at December 31, 1997, mature at various dates through 2009. The consolidated weighted-average interest rates on variable-rate debt at December 31, 1997 and 1996 were 5.94% and 5.69%, respectively.

      Included in long-term debt are equity commitment notes and equity contract notes totaling $875 million and $968 million at December 31, 1997 and 1996, respectively. At December 31, 1997, Chase had designated proceeds from the sale of Capital Securities, as defined in regulations by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), in an amount sufficient to satisfy fully the requirements of its equity commitment and equity contract notes.

      Chase has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $390 million at December 31, 1997.

GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE
INTEREST DEBENTURES

At December 31, 1997, four separate wholly-owned Delaware statutory business trusts established by Chase had issued an aggregate $1,740 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital of Chase. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of Chase. The sole assets of each statutory business trust are these debentures. Chase has fully and unconditionally guaranteed each of the business trust's obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

      The following is a summary of Chase's outstanding capital securities, net of discount, issued by each trust as of December 31, 1997.

                  Amount of Capital Securities,
                         Net of Discount
                  -----------------------------
Name of Trust         1997 (in millions) 1996   Stated Maturity    Interest Rate        Interest Payment Dates
------------------------------------------------------------------------------------------------------------------
Chase Capital I     $  600               $600      12/1/2026               7.67%   Semi-annual - commencing 6/1/97
Chase Capital II       494                 --       2/1/2027        LIBOR + .50%     Quarterly - commencing 5/1/97
Chase Capital III      296                 --       3/1/2027        LIBOR + .55%     Quarterly - commencing 6/1/97
Chase Capital IV       350                 --      12/6/2027               7.34%    Quarterly - commencing 3/31/98
------------------------------------------------------------------------------------------------------------------
  Total             $1,740               $600
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7 - PREFERRED STOCK OF SUBSIDIARY
--------------------------------------------------------------------------------

In September 1996, Chase Preferred Capital Corporation ("Chase Preferred Capital"), a wholly-owned subsidiary of Chase Bank, issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares"), with a liquidation preference of $25 per share. Chase Preferred Capital is a real estate investment trust ("REIT") established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on the Series A Preferred Shares are cumulative and are payable quarterly. The dividends are recorded as minority interest expense by Chase.

      The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On or after that date, the Series A Preferred Shares may be redeemed for cash at the option of Chase Preferred Capital, in whole or in part, at a redemption price of $25 per share, plus any accrued and unpaid dividends. The Series A Preferred Shares are treated as Tier 1 Capital of Chase. The Series A Preferred Shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Chase Preferred Capital or Chase or any of its subsidiaries.


58 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
8 - PREFERRED STOCK
--------------------------------------------------------------------------------

Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding shares of preferred stock at December 31, 1997 and 1996 were 45.6 million and 82.0 million, respectively.

      As shown in the summary that follows, during 1997, Chase redeemed four preferred stock issues, each at a redemption price of $25.00 per share, together with any accrued but unpaid dividends.

      Dividends on shares of each outstanding series of preferred stock are payable quarterly and are cumulative. All the preferred stock outstanding have preference over Chase's common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of Chase.

      The following is a summary of Chase's preferred stocks outstanding:

                                                                  Outstanding at December 31,
                          Stated Value and             Shares     ---------------------------      Earliest      Rate in Effect at
                    Redemption Price Per Share(a)   (in millions)   1997 (in millions) 1996     Redemption Date  December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
7.92% Cumulative              $100.00                    2.0(b)   $  200             $  200        10/1/1997         7.920%
8.40% Cumulative                25.00                    6.9         172                172        3/31/1998         8.400
7.58% Cumulative               100.00                    2.0(b)      200                200         4/1/1998         7.580
7.50% Cumulative               100.00                    2.0(b)      200                200         6/1/1998         7.500
10.50% Cumulative               25.00                    5.6         140                140        9/30/1998        10.500
Adjustable Rate, Series L      100.00                    2.0         200                200        6/30/1999         5.586(c)
Adjustable Rate, Series N       25.00                    9.1         228                228        6/30/1999         5.653(c)
9.76% Cumulative                25.00                    4.0         100                100        9/30/1999         9.760
10.96% Cumulative               25.00                    4.0         100                100        6/30/2000        10.960
10.84% Cumulative               25.00                    8.0         200                200        6/30/2001        10.840
9.08% Cumulative                25.00                    6.0          --                150               --           --
8.375% Cumulative               25.00                   14.0          --                350               --           --
8.50% Cumulative                25.00                    6.8          --                170               --           --
8.32% Cumulative                25.00                    9.6          --                240               --           --
----------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                             $1,740             $2,650
----------------------------------------------------------------------------------------------------------------------------------

(a)   Redemption price includes any accrued but unpaid dividends.

(b) Shares of each of these series are represented by 8.0 million depositary shares, each representing .25 of a share.

(c) Floating rates are based on certain money market rates. The minimum and maximum rates are 4.50% and 10.50%, respectively, for each of Series L and Series N.

--------------------------------------------------------------------------------
9 - COMMON STOCK
--------------------------------------------------------------------------------

Chase is authorized to issue 750 million shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding, for the dates indicated, were as follows:

--------------------------------------------------------------------------------
December 31,                        1997              1996                 1995
--------------------------------------------------------------------------------
Issued                       440,753,296       440,747,317(a)       457,587,675
Held in Treasury             (19,788,820)       (9,936,716)(a)      (22,583,225)
--------------------------------------------------------------------------------
Outstanding                  420,964,476       430,810,601          435,004,450
--------------------------------------------------------------------------------

(a) Under the terms of the Merger agreement, on March 31, 1996 all 18.6 million treasury shares of heritage Chase were cancelled and retired.

      During 1997, Chase repurchased approximately 21.1 million shares of its outstanding common stock under a stock repurchase plan announced in October 1996. During 1997, approximately 11.3 million shares were issued from treasury under various employee stock option and other plans.

      During 1996, 3.2 million shares were issued from treasury upon the exercise of warrants issued in 1993 by Chase. The warrants expired June 30, 1996.

      As of December 31, 1997, approximately 66 million shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans and under Chase's Dividend Reinvestment Plan. Under Chase's Dividend Reinvestment Plan, stockholders may reinvest all or part of their quarterly dividends in shares of common stock.

      Common stock newly issued, or distributed from treasury, during 1997, 1996 and 1995 was as follows:

--------------------------------------------------------------------------------
Year Ended December 31,                         1997          1996          1995
--------------------------------------------------------------------------------
Employee Benefit and
  Compensation Plans(a)                   11,098,394    19,357,254    17,649,425
Dividend Reinvestment and
  Stock Purchase Plans                       166,968       118,080       385,513
Stock Warrants                                    --     3,169,695        53,362
Conversion of 10% Convertible
  Preferred Stock                                 --            --     7,639,424
Acquisition of U.S. Trust                         --            --     6,883,685
--------------------------------------------------------------------------------
Total Shares Newly Issued or
  Distributed from Treasury(b)            11,265,362    22,645,029    32,611,409
--------------------------------------------------------------------------------

(a) Amount includes 5,040,838, 11,184,277 and 11,385,569 shares of common stock issued in 1997, 1996 and 1995, respectively, under broad-based employee stock option plans. See Note Fifteen for a discussion of Chase's employee stock option plans.

(b) Shares distributed from treasury were 11,250,737 in 1997, 20,056,837 in 1996 and 22,132,496 in 1995.


                                              THE CHASE MANHATTAN CORPORATION 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
10 - EARNINGS PER SHARE
--------------------------------------------------------------------------------

      On December 31, 1997, Chase adopted SFAS 128, which establishes new standards for computing and presenting earnings per share (EPS) and simplifies previously issued accounting standards related to EPS. SFAS 128 has replaced the concept of "primary EPS" with "basic EPS" and the concept of "fully-diluted EPS" with "diluted EPS." The impact of the adoption of SFAS 128 for 1997 was that basic EPS was $0.19 higher than primary EPS. The difference between diluted EPS and fully-diluted EPS was immaterial. Prior periods have been restated to conform with the current presentation.

      Basic and diluted EPS were as follows for the dates indicated:

--------------------------------------------------------------------------------
Year Ended December 31,
(in millions, except per share data)              1997       1996       1995
--------------------------------------------------------------------------------
Basic Earnings and Shares:

Income Before Effect of Accounting
  Change                                     $   3,708  $   2,461  $   2,970
Effect of Change in Accounting Principle            --         --        (11)(a)
--------------------------------------------------------------------------------
Net Income                                       3,708      2,461      2,959
Less: Preferred Stock Dividends                    182        219        227
--------------------------------------------------------------------------------
Net Income Applicable to Common Stock        $   3,526  $   2,242  $   2,732
Weighted-Average Basic Shares Outstanding        424.6      436.8      431.6
--------------------------------------------------------------------------------

Basic Earnings Per Share:

Income Before Effect of Accounting Change    $    8.30  $    5.13  $    6.36
Effect of Change in Accounting Principle            --         --      (0.03)(a)
--------------------------------------------------------------------------------
Net Income                                   $    8.30  $    5.13  $    6.33
--------------------------------------------------------------------------------

Diluted Earnings and Shares:

Net Income Applicable to Common Stock        $   3,526  $   2,242  $   2,732
Add: Applicable Dividend on Convertible
  Preferred Stock                                   --         --          7(b)
--------------------------------------------------------------------------------
Adjusted Net Income                          $   3,526  $   2,242  $   2,739
--------------------------------------------------------------------------------
Weighted-Average Basic Shares Outstanding        424.6      436.8      431.6
Add: Broad-Based Options                           5.7        5.7       10.1
    Options to Key Employees                       8.9        9.6        7.2
    Warrants                                        --        1.3        1.5
    10% Convertible Preferred Stock                 --         --        3.1
--------------------------------------------------------------------------------
Total Additional Shares                           14.6       16.6       21.9
--------------------------------------------------------------------------------
Weighted-Average Diluted Shares Outstanding      439.2      453.4      453.5
--------------------------------------------------------------------------------

Diluted Earnings Per Share:

Income Before Effect of Accounting
  Change                                     $    8.03  $    4.94  $    6.07
Effect of Change in Accounting Principle            --         --      (0.03)(a)
--------------------------------------------------------------------------------
Net Income                                   $    8.03  $    4.94  $    6.04
--------------------------------------------------------------------------------

(a) On January 1, 1995, Chase adopted SFAS 106 for the accounting for other postretirement benefits relating to its foreign plans.

(b) During the second quarter of 1995, Chase called for redemption all of the outstanding shares of its 10% convertible preferred stock. Substantially all of the 10% convertible stock was converted to common stock prior to redemption. The preferred dividends amounted to $7 million before conversion.

      Basic EPS is computed by dividing net income available to common shares outstanding by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Also, for purposes of diluted EPS, net income available for common stock is adjusted for any convertible preferred stock dividends, convertible debt interest or any other changes in income that could result from the assumed conversion of securities and other contracts.

--------------------------------------------------------------------------------
11 - FEES FOR OTHER FINANCIAL SERVICES
--------------------------------------------------------------------------------

Details of fees for other financial services were as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                     1997     1996     1995
--------------------------------------------------------------------------------
Fees in Lieu of Compensating Balances                   $  314   $  295   $  281
Commissions on Letters of Credit and Acceptances           307      330      350
Mortgage Servicing Fees                                    231      204      212
Loan Commitment Fees                                       120      120      123
Other Fees                                                 635      580      487
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                 $1,607   $1,529   $1,453
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
12 - RESTRUCTURING COSTS AND OTHER EXPENSE
--------------------------------------------------------------------------------

Restructuring Costs: In connection with the merger of heritage Chase and Chemical, a $1.65 billion restructuring charge was recorded on the March 31, 1996 merger date. Merger-related expenses that did not qualify for immediate recognition have been recognized as incurred. These remaining merger-related expenses (originally estimated at $250 million) are expected to total approximately $375 million. These additional costs primarily relate to technology and systems integration costs.

      Merger-related expenses of $192 million were incurred during 1997, resulting in cumulative-to-date merger-related expenses of $356 million. These costs are reflected in the Restructuring Costs caption of the Income Statement.

      At December 31, 1997, the reserve balance associated with the $1.65 billion merger-related restructuring charge was approximately $394 million, the majority of which is related to the disposition of certain facilities, premises and equipment.

      The 1995 results included a $15 million restructuring charge related to exiting from a futures brokerage business.


60 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Expense: Details of other expense were as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                 1997       1996       1995
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                             $  575     $  530     $  559
  Marketing Expense                                    415        346        372
  Telecommunications                                   307        326        333
  Travel and Entertainment                             220        213        206
  Amortization of Intangibles                          172        169        182
  Minority Interest                                     74         54         27
  FDIC Assessments                                      14          9(a)     117
  All Other                                          1,092        993        895
--------------------------------------------------------------------------------
Total Other Expense                                 $2,869     $2,640     $2,691
--------------------------------------------------------------------------------

(a) Reflects the impact of the reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment rate.

--------------------------------------------------------------------------------
13 - INCOME TAXES
--------------------------------------------------------------------------------

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for financial reporting and income tax return purposes. The significant components of Federal deferred tax assets and liabilities are reflected in the following table.

--------------------------------------------------------------------------------
December 31, (in millions)                                        1997      1996
--------------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for Credit Losses                                    $  930    $  911
  Reserves Other Than Credit Losses                                832     1,004
  Fair Value Adjustments-Available-for-Sale-Securities              --       148
  Interest and Fee Accrual Differences                              92        91
  Foreign Operations                                               589       518
  Postretirement Benefits                                          224       197
  Other                                                            105        71
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                               $2,772    $2,940
--------------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing Transactions                                          $1,625    $1,290
  Fair Value Adjustments-Available-for-Sale-Securities              69        --
  Depreciation and Amortization                                    266       156
  Other                                                            171       163
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                          $2,131    $1,609
--------------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve                    $   90    $   98
--------------------------------------------------------------------------------
Net Federal Deferred Tax Asset After Valuation
    Reserve                                                     $  551    $1,233
--------------------------------------------------------------------------------

      Chase's valuation reserve for Federal income taxes of $90 million at December 31, 1997 related primarily to tax benefits associated with foreign operations. These tax benefits are subject to tax law limitations on realization. This valuation reserve was established in accordance with the requirements of SFAS 109. A Federal deferred tax asset has been recorded in accordance with SFAS 109 related to deferred foreign taxes.

      Deferred foreign tax liabilities were $181 million as of December 31, 1997. Chase expects that, when paid, these foreign taxes will be creditable against its Federal income tax liability.

      Deferred State and Local tax liabilities approximated $138 million as of December 31, 1997. The New York State and City valuation reserve of $148 million was released to income during the first quarter of 1996.

      The components of income tax expense included in the Consolidated Statement of Income were as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)             1997      1996           1995
--------------------------------------------------------------------------------
Current Income Tax Expense:
Federal                                        $   813   $ 1,022        $ 1,232
Foreign                                            614       541            381
State and Local                                    226       169            264
--------------------------------------------------------------------------------
Total Current Expense                            1,653     1,732          1,877
--------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                            483       (99)          (164)
Foreign                                            (39)     (101)           111
State and Local                                    105      (182)            18
--------------------------------------------------------------------------------
Total Deferred Expense (Benefit)                   549      (382)           (35)
--------------------------------------------------------------------------------
Total Income Tax Expense                       $ 2,202   $ 1,350        $ 1,842
--------------------------------------------------------------------------------

      The preceding table does not reflect the tax effects of unrealized gains and losses with respect to available-for-sale securities and certain tax benefits associated with Chase's employee stock plans, both of which are recorded directly in stockholders' equity. Stockholders' equity decreased by $35 million and $38 million, respectively, in 1997 and 1995 and increased by $254 million in 1996 as a result of these tax effects.

      The tax expense applicable to securities gains and losses for the years 1997, 1996 and 1995 was $116 million, $51 million and $68 million, respectively.

      A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)              1997        1996        1995
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense              $ 2,068     $ 1,334     $ 1,684
Increase (Decrease) in Tax Expense
  Resulting From:
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                        215          (8)        183
Other-Net                                           (81)         24         (25)
--------------------------------------------------------------------------------
Total Income Tax Expense                        $ 2,202     $ 1,350     $ 1,842
--------------------------------------------------------------------------------

   The following table presents the domestic and foreign components of income before income taxes for the past three years.

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                 1997       1996       1995
--------------------------------------------------------------------------------
Domestic                                            $4,087     $2,458     $3,710
Foreign(a)                                           1,823      1,353      1,102
--------------------------------------------------------------------------------
Income Before Income Taxes                          $5,910     $3,811     $4,812
--------------------------------------------------------------------------------

(a) For purposes of this table, foreign income is defined as income generated from operations located outside the United States.


                                             THE CHASE MANHATTAN CORPORATION 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
14 - POSTRETIREMENT EMPLOYEE BENEFITS PLANS
--------------------------------------------------------------------------------

As of December 31, 1996, the prior domestic plans of heritage Chase and Chemical were merged. As of January 1, 1997, the postretirement employee benefit plans were amended. The impact of plan amendments on benefit obligations was immaterial.

PENSION PLANS

The accompanying table presents the funded status and actuarial assumptions for Chase's noncontributory domestic defined benefit pension plan (the "domestic pension plan"). The domestic pension plan employs a cash balance defined benefit formula that provides for benefits based on salary and service. Chase's prior domestic plan had a cash balance formula that provided for benefits based on salary and service, subject to a minimum benefit level, while Chemical's prior domestic plan included both a cash balance feature and a final-average-pay feature. The 1997 unrecognized amount primarily resulted from returns higher than expected on plan assets.

Domestic Pension Plan

--------------------------------------------------------------------------------
December 31, (in millions)                                     1997        1996
--------------------------------------------------------------------------------
Benefit Obligation                                          $(2,282)    $(2,028)
Plan Assets at Fair Value                                     2,732       2,349
--------------------------------------------------------------------------------
Plan Assets in Excess of Benefit Obligation                     450         321
Unrecognized Amounts                                           (239)        (31)
--------------------------------------------------------------------------------
Prepaid Pension Cost Reported in Other Assets               $   211     $   290
--------------------------------------------------------------------------------
Employer Contributions to Trust                             $     0     $     0
Benefits Paid Out of the Trust                                  167         152
Weighted-Average Annualized Actuarial Assumptions
  as of December 31:
  Discount Rate                                                7.00%       7.50%
  Assumed Rate of Long-Term Return
    on Plan Assets                                             8.50        9.00
  Rate of Increase in Future Compensation                      5.00        5.00
--------------------------------------------------------------------------------

      The periodic domestic pension plan expense (reported in Employee Benefits expense) totaled $79 million in 1997, $98 million in 1996 and $88 million in 1995. The decrease in expense from 1996 to 1997 primarily reflects lower service costs as a result of the plan amendments and actuarial gains.

      Chase also has a number of other defined benefit pension plans -- domestic plans not subject to Title IV of the Employee Retirement Income Security Act and several foreign pension plans. Employee Benefits expense related to these plans totaled $26 million in 1997, $47 million in 1996, and $45 million in 1995. At December 31, 1997 and 1996, Chase's liability included in Accrued Expenses related to plans that Chase elected not to prefund fully totaled $167 million and $177 million, respectively.

      Employee Benefits expense related to defined contribution plans totaled $127 million in 1997, $95 million in 1996 and $94 million in 1995. Chase increased its match on the domestic 401(k) Savings Plan to 5%, from 4%, effective January 1, 1997.

      The variances in 1997 expense for the various plans detailed above primarily resulted from plan design changes incidental to the Merger.

      During 1996, Chase also recognized a one-time pre-tax $40 million charge as a result of conforming retirement benefits provided to foreign employees.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE

Chase provides postretirement medical and life insurance benefits to qualifying domestic and foreign employees. These benefits vary with length of service and date of hire and, commencing in 1997, provide for limits on Chase's share of covered medical benefits. As with the prior Chase and Chemical benefits, life insurance benefits are noncontributory.

Postretirement Medical and Life Insurance Liability

--------------------------------------------------------------------------------
At or for the Year Ended December 31, (in millions)              1997      1996
--------------------------------------------------------------------------------
Benefit Obligation                                              $(799)    $(779)
Unrecognized Amounts                                              (31)      (26)
--------------------------------------------------------------------------------
Accrued Postretirement Medical and Life Insurance
  Cost Reported in Accrued Expenses                             $(830)    $(805)
--------------------------------------------------------------------------------
Benefits Paid(a)                                                $  43     $  41
--------------------------------------------------------------------------------

(a) Benefits paid in 1997 consisted of $34 million of employer contributions and $9 million of retiree contributions.

      The periodic postretirement medical and life insurance expense (reported in Employee Benefits expense) totaled $68 million in 1997, $67 million in 1996 and $65 million in 1995. In addition, the adoption of SFAS 106 in 1995 (relating to Chase's foreign employees) resulted in a charge of $17 million ($11 million after-tax).

      The discount rates and rates of increase in future compensation used to determine the actuarial values for postretirement medical and life insurance benefits are generally consistent with those used for the domestic pension plan. At December 31, 1997, the assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 8.5% for 1998, declining gradually over six years to a floor of 5.3%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 1997 benefit obligation and 1997 periodic expense by up to 7%.


62 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
15 - EMPLOYEE STOCK-BASED INCENTIVES
--------------------------------------------------------------------------------

KEY EMPLOYEE STOCK-BASED AWARDS

Chase has a long-term stock-based incentive plan (the "LTIP") that provides for grants of common stock-based awards, including stock options, restricted stock and restricted stock units ("RSUs"), to certain key employees. Awards also were granted under the prior Chase and Chemical plans. In addition, a portion of incentive compensation exceeding specified levels is paid in restricted stock or RSUs (the "deferred equity plan").

      Under the LTIP and prior plans, stock options have been granted with exercise prices equal to Chase's common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date, and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

      The accompanying table presents a summary of key employee option activity during the last three years.

Key Employee Stock Options

Year Ended December 31,                       1997                        1996                        1995
                                 ---------------------------  ---------------------------  ---------------------------
(Amounts in thousands,           Number of  Weighted-Average  Number of  Weighted-Average  Number of  Weighted-Average
except per share amounts)          Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1      21,601            $41.49     21,836            $35.83     21,924            $33.27
Granted                              5,976             92.38      5,327             58.32      4,937             42.09
Exercised                           (5,229)            40.44     (5,132)            34.23     (4,389)            30.04
Cancelled                             (310)            67.50       (430)            48.69       (636)            36.11
----------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31    22,038(a)         $56.27     21,601            $41.49     21,836            $35.83
----------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31    13,632            $42.60     12,995            $34.91     12,748            $32.45
----------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1997, 4,698,000 options (4,608,000 were exercisable) had exercise prices ranging from $10 to $35, or $29.20 on average, and a weighted-average remaining contractual life of
      4.9 years; 11,490,000 options (8,916,000 were exercisable) had exercise prices ranging from $35.01 to $75, or $48.96 on average, and a remaining life of 6.7 years; 5,850,000 options (108,000 exercisable) had exercise prices ranging from $75.01 to $118.91, or $92.38 on average, and a remaining life of 9.0 years.

      Restricted stock and RSUs are granted at no cost to the recipient. Restricted stock and RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock (or cash, in some cases) after a specified period of continued employment; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

      For 1995 and 1996 LTIP awards, vesting for most restricted shares and RSUs accelerated if Chase's stock price reached and sustained target prices for a minimum period (the "targets") during the service period. For half of the award, vesting was conditioned solely on continued employment; for the other half, the awards would have been forfeited if the targets were not achieved ("forfeitable restricted stock and RSUs"). During 1996, 2.4 million of such awards (all payable solely in stock) were granted; all 1996 grants vested in 1997 as a result of the targets having been achieved. During 1995, 859,000 (67,000 payable in cash) of such awards were granted; all 1995 grants vested in 1995 and 1996 as a result of the targets having been achieved.

      Additional restricted stock and RSUs are outstanding for which vesting is conditioned solely on continued employment. During 1997, 1996, and 1995, respectively, 616,000, 207,000, and 489,000 of such awards were granted. In 1997 and 1996, these awards primarily were issued under the deferred equity plan. Awards in 1995 primarily were granted under the prior Chase plan.

BROAD-BASED EMPLOYEE STOCK OPTIONS

In December 1996, Chase adopted its Value Sharing Plan, under which 9.7 million options to purchase common stock were granted to substantially all full-time (150 options each) and part-time (75 options each) employees. The exercise price was equal to the stock price on the grant date. The options were to become exercisable after six years, or earlier if Chase's stock price reached and sustained target prices for a minimum period. The 1996 award became exercisable in 1997 as a result of the target having been achieved. A second installment of
10.2 million options with similar terms was granted in December 1997 to eligible active employees on the grant date. A third and last installment is currently intended to be issued in December 1998. The exercise and target prices for the last installment will be determined at the time of the grant; other terms are expected to be similar to the 1996 and 1997 awards. Both of Chase's predecessor institutions made similar awards in 1994. All outstanding options expire ten years after the grant date.

      Options outstanding under the prior Chemical plan became exercisable during 1995 when the targets were achieved. Options outstanding under the prior Chase plan became exercisable in December 1995 as a result of Chase shareholder approval of the Merger.


                                              THE CHASE MANHATTAN CORPORATION 63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the broad-based employee stock option plans during the past three years.

Broad-Based Employee Stock Options

Year Ended December 31,                       1997                        1996                        1995
                                 ---------------------------  ---------------------------  ---------------------------
(Amounts in thousands,           Number of  Weighted-Average  Number of  Weighted-Average  Number of  Weighted-Average
except per share amounts)          Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
----------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1      16,878           $ 65.07     18,536           $ 35.40     32,498           $ 36.39
Granted                             10,222            111.69      9,676             86.38        450             39.76
Exercised                           (5,041)            65.41    (11,184)            34.59    (11,386)            38.36
Cancelled                             (655)            83.31       (150)            45.94     (3,026)            35.56
----------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31    21,404(a)        $ 87.14     16,878           $ 65.07     18,536           $ 35.40
----------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31    11,182           $ 64.70      7,237           $ 36.69     18,536           $ 35.40
----------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1997, all options were exercisable except for the 1997 grant under the Value Sharing Plan. The exercise prices for the options outstanding were: $34.30, on average, ($30.77 to $45.31) for the 1,848,000 options from the prior Chase plan; $40.50 for the 3,179,000 options from the prior Chemical plan; $86.38 for the 6,155,000 options granted in 1996 under the Value Sharing Plan; and $111.69 for the 10,222,000 options granted in 1997 under the Value Sharing Plan. The average remaining contractual life was 8.8 years for all options outstanding, and 7.8 years for exercisable options outstanding.

COMPARISON OF THE FAIR- AND INTRINSIC-VALUE-BASED MEASUREMENT METHODS

SFAS 123, which established accounting and reporting standards for stock-based incentive plans, is effective for awards granted in 1995 and subsequent years. It allows two alternative methods for accounting for employee incentives: (a) the fair-value-based method, or (b) the intrinsic-value-based method, on which Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", was based.

      Chase accounts for its employee stock-based compensation plans under the intrinsic-value-based method. There is no expense recognized for stock options, as they have no intrinsic value on the grant date. Forfeitable restricted stock and RSUs are valued at the vesting date stock price. The expense for restricted stock and RSUs other than forfeitable awards is measured by the grant-date stock price. If the recipient may elect to receive cash payment in lieu of stock, expense is measured by the amount of cash paid. Stock compensation expense recognized in reported earnings totaled $228 million in 1997 and $65 million in 1996, before taxes. The increase primarily resulted from increases in Chase's stock price, which increased the value and/or triggered the vesting of some awards.

      If Chase had adopted the fair-value-based method, options would be valued using a Black-Scholes model. Forfeitable restricted stock and RSUs would be valued at the grant-date stock price, after deducting the value assigned to the probability that the stock price would not reach the target. The expense would be the same as under the intrinsic-value-based method for restricted stock and RSUs other than forfeitable awards, and for any awards for which cash payments may be received in lieu of stock. The pro forma net income and basic and diluted earnings per share impact, if the fair-value-based method were adopted, would have been up to 2.5% lower than reported 1997 amounts, 1.5% lower than reported 1996 amounts, and .8% lower than reported 1995 amounts. The impact of stock compensation on pro forma expense increased in 1997, as compared with 1996, primarily due to the impact of the vesting of options granted in December 1996 under the Value Sharing Plan and the higher cost of options granted in 1997. The 1996 Value Share options vested when the target was achieved in 1997, and therefore all remaining pro forma expense would have been recognized. The cost of 1997 grants increased as a result of revised valuation assumptions, based on factors such as the increase in the stock price.

      The following table presents the weighted-average grant date fair value for equity awards and the assumptions used to value the options using a Black-Scholes model for options granted during the past two years.

--------------------------------------------------------------------------------
Year Ended December 31,                                           1997     1996
--------------------------------------------------------------------------------
Weighted-Average Grant Date Fair Value:(a)
  Options Granted to:
    Key Employees                                               $26.58   $13.91
    All Other Employees                                          29.13    16.66
  All Restricted Stock and RSUs Payable in Stock                 95.74    46.15
Weighted-Average Annualized Option Valuation Assumptions:
  Risk-Free Interest Rate                                         5.96%    5.99%
  Expected Dividend Yield (b)                                     2.29     3.50
  Expected Common Stock Price Volatility                            23       22
Assumed Weighted-Average Expected Life of Options (in Years):
  Key Employee Stock Options                                       6.3      7.2
  Broad-Based Employee Stock Options                               6.0      5.1
--------------------------------------------------------------------------------

(a) Under the fair-value-based method, the grant-date fair value for an option equals the sum of the annual probability of exercise or vested termination, multiplied by the dividend-adjusted Black-Scholes-derived value of an option terminating in that year.

(b) The expected dividend yield is based primarily on historical data at the grant dates.


64 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
16 - RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS
--------------------------------------------------------------------------------

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by Chase's bank subsidiaries with various Federal Reserve Banks was approximately $0.7 billion during 1997 and $1.2 billion during 1996.

      Restrictions imposed by Federal law prohibit Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to Chase or to other affiliates generally are limited to 10% of the banking subsidiary's capital and surplus; the aggregate amount of all such loans is limited to 20% of the banking subsidiary's capital and surplus. Chase was well within these limits throughout the year.

      The principal sources of Chase's income (on a parent company-only basis) are dividends and interest from Chase Bank and the other banking and nonbanking subsidiaries of Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

      Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $1.4 billion at December 31, 1997.

--------------------------------------------------------------------------------
17 - CAPITAL
--------------------------------------------------------------------------------

There are two categories of risk-based capital: core capital (referred to as Tier 1 capital) and supplementary capital (referred to as Tier 2 capital). Tier 1 capital includes common stockholders' equity, qualifying preferred stock, minority interest, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, and the allowance for credit losses up to a certain percentage of risk-weighted assets. Under the risk-based capital guidelines of the Federal Reserve Board, Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the regulators. Bank subsidiaries are also subject to these requirements by their respective primary regulators (see table below). Management believes that as of December 31, 1997, Chase met all capital requirements to which it is subject and is not aware of any subsequent events that would alter this classification.

      During 1997, Chase adopted the Federal Reserve Board's new risk-based capital guidelines incorporating market-risk capital. For a further discussion, see paragraph two of the Capital section on page 41 of the MD&A.

      The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries.

                                                                                                         Ratios
                                                                   Risk-     Adjusted    ------------------------------------------
                                      Tier 1         Total     Weighted       Average     Tier 1          Total         Tier 1
December 31, 1997 (in millions)      Capital(b)    Capital       Assets(c)     Assets    Capital(d)(f)  Capital(d)(f) Leverage(e)(f)
-----------------------------------------------------------------------------------------------------------------------------------
Chase(a)                            $ 22,594      $ 33,303     $286,163      $374,863       7.90%        11.64%          6.03%
-----------------------------------------------------------------------------------------------------------------------------------
Chase Bank                            16,702        24,875      230,947       301,705       7.23         10.77           5.54
-----------------------------------------------------------------------------------------------------------------------------------
Chase USA                              2,393         3,532       30,982        29,162       7.72         11.40           8.21
-----------------------------------------------------------------------------------------------------------------------------------
Chase Texas                            1,418         1,986       18,373        21,627       7.72         10.81           6.56
-----------------------------------------------------------------------------------------------------------------------------------
Well Capitalized Ratios(g)                                                                  6.00         10.00           5.00(h)
-----------------------------------------------------------------------------------------------------------------------------------
Minimum Capital Ratios(g)                                                                   4.00          8.00           3.00+
-----------------------------------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

(b) In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for Chase includes preferred stock instruments issued by subsidiaries of Chase. For a further discussion, see Notes Six and Seven.

(c) Includes off-balance sheet risk-weighted assets in the amounts of $97,996 million, $88,391 million, $3,791 million and $4,036 million, respectively, at December 31, 1997.

(d) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.

(e) Tier 1 Capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).

(f) The provisions of SFAS 115 do not apply to the calculation of these ratios.

(g) As defined by the regulations issued by the Federal Reserve Board, the FDIC and the Comptroller of the Currency.

(h) Represents requirements for bank subsidiaries pursuant to regulations issued under FDICIA. There is no Tier 1 Leverage component in the definition of a well capitalized bank holding company.


                                              THE CHASE MANHATTAN CORPORATION 65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
18 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

Chase utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as ALM. These transactions involve credit risk and market risk. A discussion of the credit and market risks involved with these financial instruments is included in the first six paragraphs of the Derivative and Foreign Exchange Financial Instruments section of the MD&A on pages 35-36, and paragraphs one, two and eight through eleven of the Market Risk Management section of the MD&A on page 37.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The credit risk associated with Chase's trading activities is recorded on the balance sheet. The effects of any market risk (gains or losses) on Chase's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market daily.

Derivative and Foreign Exchange Instruments Used for ALM Purposes: A discussion of Chase's objectives and strategies for using these instruments for ALM activities is included in the first four paragraphs of the Asset/Liability Management discussion of the MD&A on page 39.

      The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements) for the dates indicated below.

                                                                 Notional Amounts(a)                   Credit Exposure
                                                              ------------------------             -----------------------
December 31, (in billions)                                       1997            1996                 1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts
Interest Rate Swaps
  Trading                                                     $3,206.0       $2,300.3                 $ 14.0        $11.4
  ALM                                                             98.2           96.4                    0.6          0.7
Futures, Forwards and Forward Rate Agreements
  Trading                                                      1,643.7        1,209.6                    0.3          0.5
  ALM                                                             42.6           30.8                     --           --
Purchased Options
  Trading                                                        316.1          172.7                    1.7          2.3
  ALM                                                             13.1           15.5                     --           --
Written Options
  Trading                                                        395.7          199.4                     --           --
  ALM                                                              0.2            1.4                     --           --
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                                 $5,715.6       $4,026.1                 $ 16.6        $14.9
------------------------------------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                                     $1,521.7       $1,308.6                 $ 14.4        $10.0
  ALM                                                             72.6           60.1                     --           --
Other Foreign Exchange Contracts(b)
  Trading                                                        358.7          267.4                    5.8          3.8
  ALM                                                              5.2            4.2                     --           --
------------------------------------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                              $1,958.2       $1,640.3                 $ 20.2        $13.8
------------------------------------------------------------------------------------------------------------------------------------
Equity, Commodity and Other Contracts
  Trading                                                      $  64.4        $  45.7                 $  1.6        $ 1.7
------------------------------------------------------------------------------------------------------------------------------------
Total Equity, Commodity and Other Contracts                    $  64.4        $  45.7                 $  1.6        $ 1.7
------------------------------------------------------------------------------------------------------------------------------------
Total Credit Exposure Recorded on the Balance Sheet                                                   $ 38.4        $30.4
------------------------------------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $691.2 billion, $22.8 billion and $6.1 billion, respectively, at December 31, 1997, compared with $521.5 billion, $9.5 billion and $6.4 billion, respectively, at December 31, 1996. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.

(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $123.9 billion, $126.6 billion and $113.4 billion, respectively, at December 31, 1997, compared with $89.6 billion, $94.2 billion and $87.8 billion, respectively, at December 31, 1996.


66 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classes of Derivative and Foreign Exchange Instruments: The following instruments are used by Chase for purposes of both trading and ALM.

      Interest rate swaps are contracts in which a series of interest rate flows in a single currency are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. Most interest rate swaps involve the exchange of fixed and floating interest payments. Interest rate swaps are the most common type of derivative contract that Chase utilizes for both assets and liabilities. An example of a situation in which Chase would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged but the interest streams would change. Cross-currency interest rate swaps are contracts that generally involve the exchange of both interest and principal amounts in two different currencies. The risks inherent in interest rate and cross-currency swaps are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the contracts due to movements in the underlying interest rates.

      Interest rate futures and forwards are contracts for the delayed delivery of securities or money market instruments. The selling party agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. The credit risk inherent in futures and forwards is the risk that the exchange party may default. Futures contracts settle in cash daily and, therefore, there is minimal credit risk to Chase. The credit risk inherent in forwards arises from the potential inability of counterparties to meet the terms of their contracts. Both futures and forwards are also subject to the market risk of movements in interest rates or the value of the underlying securities or instruments.

      Forward rate agreements are contracts to exchange payments on a specified future date, based on a market change in interest rates from trade date to contract settlement date. The notional amount on which the interest payments are based is not exchanged. The maturity of these agreements is typically less than two years. The credit and market risk is similar to forward contracts discussed above.

      Interest rate options, which include caps and floors, are contracts which transfer, modify, or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate caps, floors and other options, Chase receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, Chase pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future. Foreign currency options are similar to interest rate options, except that they are based on currencies instead of interest rates. The credit risk inherent in options is the risk that the exchange party may default.

      Chase's use of written options as part of its ALM is permitted only in those circumstances where they are specifically linked to purchased options. All unmatched written options are included in the trading portfolio at their estimated fair value.

      Foreign exchange contracts are used for the future receipt or delivery of foreign currency at previously agreed-upon terms. The risks inherent in these contracts are the potential inability of a counterparty to meet the terms of its contract and the risk associated with changes in the market values of the underlying currencies.

      Equity, commodity and other contracts include swaps and options and are similar to interest rate contracts, except that they are based on commodity indices (e.g., gold) or equity prices, instead of interest rates.

      To reduce its exposure to the market risks related to the above-mentioned classes of derivative and foreign exchange instruments, Chase may enter into offsetting positions.

      To reduce credit risk, management may deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

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

      Included as part of the preceding notional table are transactions involving "when-issued securities", which Chase enters into primarily as part of its trading activities. When-issued securities are commitments to purchase or sell securities authorized for issuance, but not yet actually issued, and are not recorded on the balance sheet until issued. However, these commitments are marked-to-market with the resulting gains or losses reflected in trading revenue.


                                              THE CHASE MANHATTAN CORPORATION 67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
19 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

In addition to derivative and foreign exchange instruments, Chase also utilizes lending-related financial instruments in order to meet the financing needs of its customers. Chase issues commitments to extend credit, standby and other letters of credit and guarantees, and also provides securities-lending services. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of Chase's actual future credit exposure or liquidity requirements for these commitments.

      In accordance with the AICPA Audit Guide, Chase allocated $170 million of its allowance for credit losses to lending-related commitments, which is reported in Other Liabilities. See Note One on page 52.

      The following table summarizes the contract amounts relating to Chase's lending-related financial instruments at December 31, 1997 and 1996.


Off-Balance Sheet Lending-Related Financial Instruments

December 31, (in millions)                                     1997         1996
--------------------------------------------------------------------------------
Credit Card Lines                                          $ 75,659     $ 54,192
Other Commitments to Extend Credit                          123,569       94,278
Standby Letters of Credit and Guarantees (Net of
  Risk Participations of $6,309 and $5,205)                  33,164       30,843
Other Letters of Credit                                       4,665        5,588
Customers' Securities Lent                                   52,123       38,715
--------------------------------------------------------------------------------

Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.

      Standby letters of credit and guarantees are conditional commitments issued by Chase generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing, construction and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. Chase holds collateral to support those standby letters of credit and guarantees written when deemed necessary.

      Customers' securities lent are customers' securities held by Chase, as custodian, which are lent to third parties. Chase obtains collateral, with a market value exceeding 100% of the contract amount, for customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

--------------------------------------------------------------------------------
20 - CREDIT RISK CONCENTRATIONS
--------------------------------------------------------------------------------

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

      Chase regularly monitors various segments of its credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary. The initial segmentation of the portfolio for this purpose is by product within the consumer portfolio and by industry and geography within the commercial portfolio. The table below indicates major product and industry segments including both on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) exposures.

      Chase's exposures within these major segments can be diversified by risk ratings, maturity and geography and segmented within industry classifications. These diversification factors reduce concentration risk. For geographic and other concentrations, reference is made to the following areas of the MD&A:


--------------------------------------------------------------------------------
Residential Mortgage Loans
   by Geographic Region                                         Table on Page 31
--------------------------------------------------------------------------------
Domestic Credit Card Receivables
   by Geographic Region                                         Table on Page 32
--------------------------------------------------------------------------------
Auto Financings                                      Second Paragraph on Page 33
--------------------------------------------------------------------------------
Domestic Commercial Real Estate                      Fourth Paragraph on Page 33
--------------------------------------------------------------------------------
Industry Diversification                                                 Page 34
--------------------------------------------------------------------------------
Cross-Border Exposure                     Second and Third Paragraphs on Page 34
--------------------------------------------------------------------------------
Derivative and Foreign Exchange
   Financial Instruments             Seventh and Eighth Paragraph on Pages 35-36
--------------------------------------------------------------------------------

                                               1997 Distributions                            1996 Distributions
                                    ----------------------------------------      -------------------------------------------
                                        Credit     On-Balance   Off-Balance           Credit      On-Balance   Off-Balance
December 31, (in billions)            Exposure          Sheet         Sheet         Exposure          Sheet          Sheet
-----------------------------------------------------------------------------------------------------------------------------
Credit Cards                           $  92.0         $ 16.3        $ 75.7          $  66.9         $ 12.7         $ 54.2
Residential Mortgages                     42.0           40.2           1.8             39.4           37.9            1.5
Depository Institutions                   27.7           10.5          17.2             25.1           13.0           12.1
Auto Financings                           14.5           14.2           0.3             11.8           11.8             --
Commercial Real Estate                     9.0            5.7           3.3              8.4            6.7            1.7
-----------------------------------------------------------------------------------------------------------------------------
Total                                  $ 185.2         $ 86.9        $ 98.3          $ 151.6         $ 82.1         $ 69.5
-----------------------------------------------------------------------------------------------------------------------------


68 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
21 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists.

      Quoted market prices are not available for a significant portion of Chase's financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of net realizable value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

      Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of Chase. For example, the values associated with the various ongoing businesses that Chase operates are excluded. Chase has developed long-term relationships with its customers through its deposit base and its credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items in the aggregate add significant value to Chase, but their fair value is not disclosed in this Note.

      Fair values among financial institutions are not comparable due to the wide range of permitted valuation techniques and numerous estimates that must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of Chase compared with other financial institutions.

      The following summary presents the methodologies and assumptions used to estimate the fair value of Chase's financial instruments required to be valued using SFAS 107.

FINANCIAL ASSETS

Assets for Which Fair Value Approximates Carrying Value: The fair values of certain financial assets carried at cost, including cash and due from banks, deposits with banks, federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and negligible credit losses. The fair value of loans held for accelerated disposition is also considered to approximate carrying value. See Note One.

Trading Assets: Chase carries trading assets, which include debt and equity instruments as well as the positive fair value on derivative and foreign exchange instruments, at estimated fair value.

Securities: Held-to-maturity securities are carried at amortized cost. Available-for-sale securities and related derivative contracts are carried at fair value. The fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively-traded securities is based on independent broker quotations.

Loans: Loans are valued using methodologies suitable for each loan type.

      The fair value of Chase's commercial loan portfolio is estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows are adjusted to reflect the inherent credit risk and then discounted, using rates appropriate for each maturity that incorporate the effects of interest rate changes. Generally, emerging market loans are valued based on secondary market prices.

      For consumer installment loans (including auto financings) and residential mortgages for which market rates for comparable loans are readily available, the fair values are estimated by discounting cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks and thrifts. For residential mortgages, secondary market yields for comparable MBSs, adjusted for risk, are used. The fair value of credit card receivables is estimated by discounting expected cash flows. The discount rates used for credit card receivables incorporate the effects of interest rate changes only, since the estimated cash flows are adjusted for credit risk.

Other Assets: This caption consists primarily of equity investments, including venture capital investments. The fair value of these investments is determined on an individual basis. The valuation methodologies include market values of publicly-traded securities, cash flow analyses and reference to values of comparable private companies.

FINANCIAL LIABILITIES

Liabilities for Which Fair Value Approximates Carrying Value: SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

      The fair value of foreign deposits, federal funds purchased and securities sold under repurchase agreements, commercial paper, other borrowed funds, acceptances outstanding, accounts payable and accrued liabilities are considered to approximate their respective carrying values due to their short-term nature.

Domestic Time Deposits: The fair value of time deposits is estimated by discounting cash flows based on contractual maturities at the interest rates for raising funds of similar maturity.


                                              THE CHASE MANHATTAN CORPORATION 69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trading Liabilities: Chase carries trading liabilities, which include securities sold, not yet purchased, structured notes as well as derivative and foreign exchange instruments, at estimated fair value.

Long-Term Debt-Related Instruments: The valuation of long-term debt, including the guaranteed preferred beneficial interest in Chase's junior subordinated deferrable interest debentures, takes into account several factors, including current market interest rates and Chase's credit rating. Quotes are gathered from various investment banking firms for indicative yields for Chase's securities over a range of maturities.

      Chase has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

      The following table presents the carrying value and estimated fair value at December 31, 1997 and 1996 of financial assets and liabilities valued under SFAS 107 and certain derivative contracts used for ALM activities related to these financial assets and liabilities. The table excludes those derivative contracts used by Chase to manage the risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107. At December 31, 1997, the carrying value of these derivative contracts was $109 million, and gross unrecognized gains and losses were $107 million and $7 million, respectively, resulting in an estimated fair value of $209 million.

                                                                    Financial Assets/                 Derivative Contracts
                                                                   Financial Liabilities            Used for ALM Activities
                                                              ----------------------------  ----------------------------------------
                                                                                                        Gross     Gross
                                                                                 Estimated           Unrecog-  Unrecog-  Estimated
                                                                   Carrying           Fair  Carrying    nized     nized       Fair
December 31, 1997 (in millions)                                 Value(a)(b)    Value(a)(b)  Value(c)    Gains    Losses   Value(e)
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value        $     63,969   $     63,969   $   54    $   45   $  (17)    $   82
Trading Assets                                                       72,393         72,393       --        --       --         --
Securities Available-for-Sale                                        49,755         49,755      (51)       --       --        (51)
Securities Held-to-Maturity                                           2,983          2,995       --        --       --         --
Loans, Net of Allowance for Credit Losses                           164,830        167,122      183       130     (485)      (172)
Other Assets(d)                                                       3,147          3,741       46        90      (59)        77
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                       $    357,077   $    359,975   $  232    $  265   $ (561)    $  (64)
------------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value   $    250,433   $    250,433   $   58    $   97   $ (381)    $ (226)
Domestic Time Deposits                                               24,503         23,569      242       150     (226)       166
Trading Liabilities                                                  52,438         52,438       --        --       --         --
Long-Term Debt-Related Instruments                                   15,127         15,260       45       200      (33)       212
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                  $    342,501   $    341,700   $  345    $  447   $ (640)    $  152
------------------------------------------------------------------------------------------------------------------------------------

December 31, 1996 (in millions)
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates Carrying Value        $     65,517   $     65,517   $   24    $   21   $  (10)    $   35
Trading Assets                                                       59,956         59,956       --        --       --         --
Securities Available-for-Sale                                        44,691         44,691      (53)       --       --        (53)
Securities Held-to-Maturity                                           3,855          3,849       --        --       --         --
Loans, Net of Allowance for Credit Losses                           151,543        153,541      133       311     (440)         4
Other Assets(d)                                                       2,942          3,277      118       180     (149)       149
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                       $    328,504   $    330,831   $  222    $  512   $ (599)    $  135
------------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates Carrying Value   $    225,647   $    225,647   $    8    $   73   $ (124)    $  (43)
Domestic Time Deposits                                               37,047         37,482      158        76     (173)        61
Trading Liabilities                                                  38,136         38,136       --        --       --         --
Long-Term Debt-Related Instruments                                   13,314         13,361      (90)      116     (111)       (85)
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                  $    314,144   $    314,626   $   76    $  265   $ (408)    $  (67)
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes the carrying value and estimated fair value of derivative contracts used for ALM activities.

(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in
      Securities: Available-for-Sale on the balance sheet. Chase uses these contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as available-for-sale securities, loans and deposits. Gross unrecognized losses from daily margin settlements on open futures contracts were $3 million at December 31, 1997, in contrast to an unrecognized net gain of $3 million at December 31, 1996.

(c) The carrying value of derivatives used for ALM activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except derivatives used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.

(d) Included in other assets are derivative contracts entered into prior to January 1, 1995 and used in place of cash market instruments. Effective January 1, 1995, this practice was discontinued. At December 31, 1997, deferred gains and losses associated with anticipatory ALM transactions were insignificant.

(e) Derivative contracts used for ALM activities were valued using market prices or pricing models consistent with methods used by Chase in valuing similar instruments used for trading purposes.


70 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
22 - PARENT COMPANY
--------------------------------------------------------------------------------

Parent Company - Balance Sheet

--------------------------------------------------------------------------------
December 31, (in millions)                                      1997        1996
--------------------------------------------------------------------------------
Assets
Cash with Banks                                              $   323     $    12
Deposits with Banking Subsidiaries                             1,811       4,136
Securities Purchased Under Resale Agreements                   1,915       1,478
Short-Term Advances to Banking Subsidiaries                       68         100
Short-Term Advances to Nonbanking Subsidiaries                 3,800       1,895
Long-Term Advances to Banking Subsidiaries                     4,492       4,602
Long-Term Advances to Nonbanking Subsidiaries                    750         570
Investment (at Equity) in Banking Subsidiaries                23,368      22,206
Investment (at Equity) in Nonbanking Subsidiaries              2,406       2,387
Other Assets                                                     791         568
--------------------------------------------------------------------------------
Total Assets                                                 $39,724     $37,954
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper             $ 4,812     $ 4,775
Other Liabilities                                                715       1,024
Long-Term Debt(a)                                             12,455      11,161
--------------------------------------------------------------------------------
Total Liabilities                                             17,982      16,960
Stockholders' Equity                                          21,742      20,994
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $39,724     $37,954
--------------------------------------------------------------------------------

(a) At December 31, 1997, aggregate annual maturities for all issues for the years 1998 through 2002 were $1,080 million, $1,523 million, $984 million, $955 million and $1,079 million, respectively.

Parent Company - Statement of Income

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)                1997      1996         1995
--------------------------------------------------------------------------------
Income
Dividends from Banking Subsidiaries                $2,175    $1,993(a)    $1,601
Dividends from Nonbanking Subsidiaries                226         7           15
Interest from Banking Subsidiaries                    518       610          530
Interest from Nonbanking Subsidiaries                 279       205          232
All Other Income                                       21        13          178
--------------------------------------------------------------------------------
Total Income                                        3,219     2,828        2,556
--------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                                  247       293          328
  Long-Term Debt                                      849       742          744
All Other Expense                                      49        97           61
--------------------------------------------------------------------------------
Total Expense                                       1,145     1,132        1,133
--------------------------------------------------------------------------------
Income Before Income Tax Benefit
  and Equity in Undistributed Net Income
  of Subsidiaries                                   2,074     1,696        1,423
Income Tax Benefit                                    120       117           73
Equity in Undistributed Net Income
  of Subsidiaries                                   1,514       648        1,463
--------------------------------------------------------------------------------
Net Income                                         $3,708    $2,461       $2,959
--------------------------------------------------------------------------------

(a)   Includes a noncash dividend of $657 million.

Parent Company - Statement of Cash Flows

------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (in millions)                                       1997             1996             1995
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                               $ 3,708          $ 2,461          $ 2,959
Less--Net Income of Subsidiaries                                           3,915            2,648            3,079
------------------------------------------------------------------------------------------------------------------
Parent Company Net Loss                                                     (207)            (187)            (120)
Add--Dividends from Subsidiaries                                           2,401            1,343            1,616
Other--Net                                                                   (72)             140              (60)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  2,122            1,296            1,436
------------------------------------------------------------------------------------------------------------------
Investing Activities
Net Change In:
  Deposits with Banking Subsidiaries                                       2,325            2,084           (1,424)
  Advances to Subsidiaries                                                (1,944)             (31)             (68)
  Investment (at Equity) in Subsidiaries                                     724                8             (218)
  Securities Purchased Under Resale Agreements                              (437)            (963)             410
Proceeds from the Maturity/Sale of Available-for-Sale Securities              35              150              118
Proceeds from Divestitures of Nonstrategic Businesses                         --               --              490
Other--Net                                                                   (92)             (34)             (52)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                             611            1,214             (744)
------------------------------------------------------------------------------------------------------------------
Financing Activities
Net Change in Other Borrowed Funds                                            37           (1,630)             581
Net Proceeds from the Issuance (Repayment) of Long-Term Debt               1,281              513              603
Proceeds from the Issuance of Stock                                          967            1,082              740
Redemption of Preferred Stock                                               (910)              --               --
Treasury Stock Purchased                                                  (2,585)          (1,611)          (1,389)
Cash Dividends Paid                                                       (1,212)          (1,188)            (978)
------------------------------------------------------------------------------------------------------------------
Net Cash Used by Financing Activities                                     (2,422)          (2,834)            (443)
------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash with Banks                                   311             (324)             249
Cash with Banks at the Beginning of the Year                                  12              336               87
------------------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                                   $   323          $    12          $   336
------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                       $ 1,118          $ 1,041          $ 1,060
Taxes Paid                                                               $   709          $ 1,297          $   957


                                              THE CHASE MANHATTAN CORPORATION 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
23 - INTERNATIONAL OPERATIONS
--------------------------------------------------------------------------------

The following table presents average assets and income statement information relating to the international and domestic operations of Chase by major geographic areas, based on the domicile of the customer. Chase defines international activities as business transactions that involve customers residing outside of the United States. However, a definitive separation of Chase's domestic and foreign businesses cannot be performed because many of Chase's domestic operations service international business.

      As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. For a discussion of these estimates and allocations, see paragraphs two and three of Lines of Business Results on page 21 of the MD&A.

                                                                                                              Income
                                                             Average                                          Before             Net
For the Year Ended December 31, (in millions)                 Assets        Revenue(a)      Expense(b)  Income Taxes          Income
------------------------------------------------------------------------------------------------------------------------------------
1997
Europe                                                      $ 76,232       $  2,004        $  1,077         $    927        $    645
Asia and Pacific                                              35,139          1,266             762              504             324
Latin America and the Caribbean                               15,520            404             310               94              56
Middle East and Africa                                           877            110              21               89              53
Other(c)                                                       3,083             57              16               41              23
------------------------------------------------------------------------------------------------------------------------------------
Total International                                          130,851          3,841           2,186            1,655           1,101
Total Domestic                                               225,495         12,942           8,687            4,255           2,607
------------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                           $356,346       $ 16,783        $ 10,873         $  5,910        $  3,708
------------------------------------------------------------------------------------------------------------------------------------

1996
Europe                                                      $ 56,953       $  2,103        $  1,284         $    819        $    510
Asia and Pacific                                              30,122          1,045             822              223             139
Latin America and the Caribbean                               17,572            506             355              151             107
Middle East and Africa                                         1,319             80              21               59              35
Other(c)                                                       2,322             25              13               12               8
------------------------------------------------------------------------------------------------------------------------------------
Total International                                          108,288          3,759           2,495            1,264             799
Total Domestic                                               212,952         12,093           9,546            2,547           1,662
------------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                           $321,240       $ 15,852        $ 12,041         $  3,811        $  2,461
------------------------------------------------------------------------------------------------------------------------------------

1995
Europe                                                      $ 45,376       $  1,471        $    928         $    543        $    342
Asia and Pacific                                              30,348          1,124             730              394             251
Latin America and the Caribbean                               19,833            800             433              367             232
Middle East and Africa                                         1,635             67              34               33              21
Other(c)                                                       1,731             20              12                8               5
------------------------------------------------------------------------------------------------------------------------------------
Total International                                           98,923          3,482           2,137            1,345             851
Total Domestic                                               208,462         11,478           8,011            3,467           2,108
------------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                           $307,385       $ 14,960        $ 10,148         $  4,812        $  2,959
------------------------------------------------------------------------------------------------------------------------------------

(a)   Revenue is comprised of Net Interest Income and Noninterest Revenue.
(b)   Expense is comprised of Noninterest Expense and Provision for Credit
      Losses.
(c)   No geographic region included in Other exceeds 10% of the total for Chase.

--------------------------------------------------------------------------------
24 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

At December 31, 1997, Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on Chase's ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with initial and remaining noncancelable lease terms in excess of one year as of December 31, 1997 were as follows:


72 THE CHASE MANHATTAN CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, (in millions)
-----------------------------------------------------------------
1998                                                   $     404
1999                                                         343
2000                                                         294
2001                                                         258
2002                                                         237
After                                                        940
-----------------------------------------------------------------
Total Minimum Payments Required                        $   2,476
-----------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases   $    (207)
-----------------------------------------------------------------
Net Minimum Payment Required                           $   2,269
-----------------------------------------------------------------

      Total rental expense was as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)        1997           1996           1995
--------------------------------------------------------------------------------
Gross Rentals                               $ 498          $ 526          $ 558
Sublease Rentals                             (170)          (177)          (173)
--------------------------------------------------------------------------------
Net Rent Expense                            $ 328          $ 349          $ 385
--------------------------------------------------------------------------------

      At December 31, 1997, assets amounting to $55 billion were pledged to secure public deposits and for other purposes. The significant components of the pledged assets at December 31, 1997 were as follows: $24 billion were loans, $26 billion were securities, and the remaining $5 billion were primarily trading assets.

      Chase and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all such actions and proceedings pending against or involving Chase and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of Chase.

      Chase may guarantee the obligations of its subsidiaries. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of Chase. See Note Six for a discussion of Chase's guarantees of long-term debt issues for its subsidiaries.

                 SUPPLEMENTARY DATA--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        1997                                   1996
                                                     ---------------------------------------  --------------------------------------
   (in millions, except per share data)                   4th       3rd       2nd       1st       4th      3rd       2nd        1st
------------------------------------------------------------------------------------------------------------------------------------
   AS REPORTED BASIS
   Revenues                                           $ 4,084   $ 4,409   $ 4,140   $ 4,150   $ 3,938   $ 3,925   $ 3,954   $ 4,035
   Noninterest Expenses (excluding
     Restructuring Costs)                               2,470     2,590     2,400     2,417     2,303     2,288     2,302     2,437
   Restructuring Costs                                     20        71        71        30       104        32        22     1,656
   Provision for Credit Losses                            205       190       189       220       182       220       250       245
   Net Income (Loss)                                  $   874   $   982   $   925   $   927   $   836   $   858   $   856   $   (89)
   Net Income (Loss) Per Common Share:(a)
     Basic                                            $  1.99   $  2.23   $  2.06   $  2.02   $  1.78   $  1.83   $  1.84   $ (0.32)
     Diluted                                             1.94      2.16      2.00      1.97      1.74      1.78      1.79     (0.32)
------------------------------------------------------------------------------------------------------------------------------------
   MANAGED OPERATING BASIS*
   Operating Revenues                                 $ 4,289   $ 4,658   $ 4,407   $ 4,320   $ 4,099   $ 4,073   $ 4,110   $ 4,146
   Operating Noninterest Expenses                       2,467     2,499     2,400     2,364     2,304     2,286     2,310     2,406
   Credit Costs(b)                                        471       445       456       437       342       370       398       341
   Operating Net Income                               $   850   $ 1,081   $   969   $   949   $   901   $   878   $   870   $   867
   Operating Net Income Per Common Share:
     Basic                                            $  1.93   $  2.46   $  2.17   $  2.08   $  1.93   $  1.88   $  1.87   $  1.87
     Diluted                                             1.89      2.38      2.11      2.02      1.88      1.83      1.82      1.81
------------------------------------------------------------------------------------------------------------------------------------
   PRICE PER COMMON SHARE: (c)
     High                                             $126.56   $120.50   $104.38   $110.50   $ 95.88   $ 81.25   $ 74.38   $ 73.50
     Low                                               102.50     93.63     84.63     85.63     79.88     64.25     64.25     52.13
     Close                                             109.50    118.00     97.06     93.88     89.38     80.13     70.63     70.50
------------------------------------------------------------------------------------------------------------------------------------

* Note - Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 74.

(a) Effective December 31, 1997, Chase adopted SFAS 128 relating to the computation of EPS, which replaced primary EPS with basic EPS and fully-diluted EPS with diluted EPS. Prior period amounts have been restated.

(b) Includes provision for credit losses, foreclosed property expenses and charge-offs related to the securitized credit card portfolio.

(c) Chase's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of Chase's common stock are from the New York Stock Exchange Composite Transaction Tape.

                                              THE CHASE MANHATTAN CORPORATION 73

GLOSSARY OF TERMS

The page numbers included after each definition below represent the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

ACH: "Automated Clearing House," a firm set up and used by member financial institutions to combine, sort and distribute payment orders. (Page 24)

AICPA: "American Institute of Certified Public Accountants." (Pages 43, 52 and
68)

Asset/Liability Management ("ALM"): The management and control of the sensitivity of Chase's income to changes in market interest rates. (Page 39)

CHIPS: "Clearing House Interbank Payments System", a money transfer system that enables banks to make transfers through a central clearinghouse mechanism. (Page
24)

Credit Risk: The possibility that a loss may occur should a borrower or counterparty fail to honor fully the terms of a contract. (Pages 29 and 35)

Derivative and Foreign Exchange Instruments: Interest rate swaps, forward rate agreements, futures, forwards, options, equity, commodity and other contracts used for asset and liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 35 and 66)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with the REIT). (Pages 18, 19 and 27)

FASB: Financial Accounting Standards Board. (Page 43)

FedWire: A computerized money transfer system linking the U.S. Federal Reserve System banks, branches and member banks. (Page 24)

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 pursuant to which each Federal banking regulator was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities. (Page 65)

Managed Operating Results: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 18 and 19)

Market Risk: The risk of loss resulting from changes in the prices of financial instruments in the markets in which Chase participates, such as changes in the value of foreign exchange or fixed-income securities. (Page 35)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 25)

Operating Net Income: Reported net income excluding restructuring costs and special items. (Pages 18 and 19)

Replacement Cost of Derivative or Foreign Exchange Products: The cost to replace the derivative or foreign exchange contract at current market rates should the counterparty default prior to the settlement date. ( Page 35)

SFAS: Statement of Financial Accounting Standards.

SFAS 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions." (Pages 18 and 62)

SFAS 107: "Disclosures About Fair Value of Financial Instruments." (Page 69)

SFAS 109: "Accounting for Income Taxes." (Pages 18 and 61)

SFAS 114: "Accounting by Creditors for Impairment of a Loan." (Page 56)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 55 and 56)

SFAS 123: "Accounting for Stock Based Compensation." (Page 64)

SFAS 125: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 43)

SFAS 127: "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." (Page 43)

SFAS 128: "Earnings per Share." (Page 60)

SFAS 130: "Reporting Comprehensive Income." (Page 43)

SFAS 131: "Disclosure About Segments of an Enterprise and Related Information." (Page 43)

Special Items: In 1997, includes gains on the sales of Chase's remaining interest in CIT and a partially-owned foreign investment as well as costs incurred for accelerated vesting of stock based incentive awards. 1996 included aggregate tax benefits and refunds, the loss on the sale of a building in Japan and costs incurred in combining Chase's foreign retirement plans. 1995 included gains on the sales of Chase's investment in Far East Bank and Trust Company, Chemical New Jersey Holding, Inc. and the loss on the sale of half of Chase's 40% interest in CIT. 1994 and 1993 included charges related to assets held for accelerated disposition and gains on the sales of such assets as well as gains on emerging markets past-due interest bond sales. Additionally, 1995 and 1993 included the impact of changes in accounting principles. (Pages 18 and 19)

Statement of Position ("SOP") 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." (Page 43)

Underlying Operating Noninterest Expense: Noninterest expense, excluding restructuring costs, foreclosed property expense, costs associated with the REIT and special items, before the effects of any merger-related cost savings. (Page
27)


74 THE CHASE MANHATTAN CORPORATION

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

A three-year summary of Chase's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1995 through 1997 is provided on pages 76 and 77. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 43% in each of the years 1995 through 1997. A substantial portion of Chase's securities are taxable.

   Within the Consolidated Average Balance Sheet, Interest and Rates summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note One on page 50.

   A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1995 through 1997 is presented on pages 78 and 79. Regarding the basis of segregation between the domestic and foreign components, see Note Twenty Three at page 72. A portion of Chase's international operations are funded by domestic sources (intra-company funding). Generally, the source of such domestic funds is the Parent Company which, in order to optimize Chase's overall liquidity, deposits its excess short-term funds with Chase Bank's Nassau Branch to hold until such funds are needed. Intra-company funding is very short-term in nature and Chase believes such funds are not subject to cross-border risk.

   Domestic net interest income was $6,856 million in 1997, an increase of $135 million from the prior year. The increase in 1997 was primarily attributable to a higher level of interest-earning assets (for further discussion, see the section entitled "Net Interest Income" in Management's Discussion and Analysis at page 25).

   Net interest income from foreign operations was $1,327 million for 1997, compared with $1,534 million in 1996. The decline reflected lower net yields on interest-earning assets.

   The table on pages 80 and 81 presents an analysis of the effect on net interest income of volume and rate changes for the periods 1997 over 1996 and 1996 over 1995. In this analysis, the change due to the volume/rate variance has been allocated to volume.


                                              THE CHASE MANHATTAN CORPORATION 75

Consolidated Average Balance Sheet, Interest and Rates

YEAR ENDED DECEMBER 31,                                                                                   1997
                                                                                       -------------------------------------------
(TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS, EXCEPT RATES)                      BALANCE          INTEREST         RATE
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with Banks                                                                    $   5,105          $   525         10.28%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                                 39,836            2,607          6.54
Trading Assets-Debt and Equity Instruments                                                35,660            2,771          7.77
Securities:
  Available-for-Sale                                                                      42,610            2,817          6.61(a)
    Held-to-Maturity                                                                       3,432              228          6.65
----------------------------------------------------------------------------------------------------------------------------------
Total Securities                                                                          46,042            3,045          6.61
----------------------------------------------------------------------------------------------------------------------------------
Domestic Loans                                                                           120,279           10,146          8.44
Foreign Loans                                                                             39,653            2,687          6.78
----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                                                              159,932           12,833(b)       8.02
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                                            286,575           21,781          7.60%
----------------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses on Loans                                                      (3,435)
Cash and Due from Banks                                                                   13,678
Trading Assets-Risk Management Instruments, Net of Allowance
  for Credit Losses in 1997 and 1996                                                      34,426
All Other Assets                                                                          25,102
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $ 356,346
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Domestic Retail Deposits                                                               $  57,455            2,238          3.90%
Domestic Negotiable Certificates of Deposit
  and Other Deposits                                                                      10,928              656          6.00
Deposits in Foreign Offices                                                               68,712            3,667          5.34
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Deposits                                                          137,095            6,561          4.79
----------------------------------------------------------------------------------------------------------------------------------
Short-Term and Other Borrowings:
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                                                           66,789            3,643          5.45
  Commercial Paper                                                                         4,283              228          5.33
  Other Borrowings(c)                                                                     20,663            2,032          9.83
----------------------------------------------------------------------------------------------------------------------------------
Total Short-Term and Other Borrowings                                                     91,735            5,903          6.43
Long-Term Debt                                                                            14,315            1,134          7.92
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                                       243,145           13,598          5.59
----------------------------------------------------------------------------------------------------------------------------------
Noninterest Bearing Deposits                                                              42,067
Trading Liabilities-Risk Management Instruments                                           35,309
All Other Liabilities, Including the Allowance for Credit Losses in 1997 and 1996         14,235
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        334,756
----------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK OF SUBSIDIARY                                                                550

STOCKHOLDERS' EQUITY
Preferred Stock                                                                            2,212
Common Stockholders' Equity                                                               18,828
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                21,040(d)
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity              $ 356,346
----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                                                       2.01%
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                                                                 $ 8,183          2.86%
----------------------------------------------------------------------------------------------------------------------------------

(a) For the years ended December 31, 1997, 1996 and 1995, the annualized rate for available-for-sale securities based on amortized cost was 6.64%, 6.48% and 7.26%, respectively. (b) Fees and commissions on loans included in loan interest amounted to $149 million in 1997, $177 million in 1996 and $167 million in 1995.
(c) Includes securities sold but not yet purchased and structured notes. (d) The ratio of average stockholders' equity to average assets was 5.9% for 1997 and 6.4% for each of 1996 and 1995.


76 THE CHASE MANHATTAN CORPORATION

                                1996                                                                    1995
          -------------------------------------------------                      -----------------------------------------------
            Balance          Interest               Rate                            Balance           Interest           Rate
---------------------------------------------------------------------------------------------------------------------------------
         $   6,479           $   537                8.29%                         $  10,877           $   824             7.58%

            31,165             2,135                6.85                             29,465             1,889             6.41
            29,595             1,897                6.41                             20,935             1,385             6.62

            39,538             2,580                6.53(a)                          26,946             1,948             7.23(a)
             4,174               302                7.24                              9,756               667             6.84
---------------------------------------------------------------------------------------------------------------------------------
            43,712             2,882                6.59                             36,702             2,615             7.12
---------------------------------------------------------------------------------------------------------------------------------
           113,554             9,584                8.44                            110,752             9,725             8.78
            36,442             2,789                7.65                             35,776             3,138             8.77
---------------------------------------------------------------------------------------------------------------------------------
           149,996            12,373(b)             8.25                            146,528            12,863(b)          8.78
---------------------------------------------------------------------------------------------------------------------------------
           260,947            19,824                7.60%                           244,507            19,576             8.01%
---------------------------------------------------------------------------------------------------------------------------------
            (3,684)                                                                  (3,840)
            12,070                                                                   13,874

            26,684                                                                   30,397
            25,223                                                                   22,447
---------------------------------------------------------------------------------------------------------------------------------
         $ 321,240                                                                $ 307,385
---------------------------------------------------------------------------------------------------------------------------------
         $  56,144             1,969                3.51%                         $  55,389             1,962             3.54%

             8,009               517                6.46                              9,948               624             6.27
            65,869             3,552                5.39                             65,276             3,705             5.68
---------------------------------------------------------------------------------------------------------------------------------
           130,022             6,038                4.64                            130,613             6,291             4.82
---------------------------------------------------------------------------------------------------------------------------------

            54,655             2,883                5.28                             44,720             2,686             6.01
             5,199               274                5.27                              5,672               327             5.77
            16,695             1,473                8.82                             13,033             1,162             8.92
---------------------------------------------------------------------------------------------------------------------------------
            76,549             4,630                6.05                             63,425             4,175             6.58
            12,811               901                7.03                             13,080               942             7.20
---------------------------------------------------------------------------------------------------------------------------------
           219,382            11,569                5.27                            207,118            11,408             5.51
---------------------------------------------------------------------------------------------------------------------------------
            39,562                                                                   37,698
            27,421                                                                   31,665
            14,102                                                                   11,261
---------------------------------------------------------------------------------------------------------------------------------
           300,467                                                                  287,742
---------------------------------------------------------------------------------------------------------------------------------

               158                                                                       --

             2,650                                                                    2,730
            17,965                                                                   16,913
---------------------------------------------------------------------------------------------------------------------------------
            20,615(d)                                                                19,643(d)
---------------------------------------------------------------------------------------------------------------------------------
         $ 321,240                                                                $ 307,385
---------------------------------------------------------------------------------------------------------------------------------
                                                    2.33%                                                                 2.50%
---------------------------------------------------------------------------------------------------------------------------------

                             $ 8,255                3.16%                                             $ 8,168             3.34%
---------------------------------------------------------------------------------------------------------------------------------


                                              THE CHASE MANHATTAN CORPORATION 77

INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF
NET INTEREST INCOME - DOMESTIC AND FOREIGN

                                                                                                 1997
                                                                         -----------------------------------------------------
YEAR ENDED DECEMBER 31,                                                   AVERAGE                                    AVERAGE
(TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS, EXCEPT RATES)        BALANCE               INTEREST               RATE
------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Deposits with Banks, primarily Foreign                                  $   5,105               $   525              10.28%
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements:
    Domestic                                                                 22,130                 1,330               6.01
    Foreign                                                                  17,706                 1,277               7.21
  Securities and Trading Assets:
    Domestic                                                                 55,921                 3,771               6.74
    Foreign                                                                  25,781                 2,045               7.93
  Loans:
    Domestic                                                                120,279                10,141               8.43
    Foreign                                                                  39,653                 2,692               6.78
------------------------------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                                         286,575                21,781               7.60
------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
  Interest -Bearing Deposits:
    Domestic                                                                 68,383                 2,894               4.23
    Foreign                                                                  68,712                 3,667               5.34
  Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements:
    Domestic                                                                 50,981                 2,782               5.46
    Foreign                                                                  15,808                   861               5.44
  Other Borrowed Funds:
    Domestic                                                                 15,372                 1,294               8.43
    Foreign                                                                   9,574                   966              10.07
  Long-Term Debt, primarily Domestic                                         14,315                 1,134               7.92
  Intra-Company Funding:
    Domestic                                                                  9,946                   472                --
    Foreign                                                                  (9,946)                 (472)               --
------------------------------------------------------------------------------------------------------------------------------
  Total Interest-Bearing Liabilities                                        243,145                13,598               5.59
  Noninterest-Bearing Liabilities:
    Domestic                                                                 39,985
    Foreign                                                                   3,445
------------------------------------------------------------------------------------------------------------------------------
      Total Investable Funds                                              $ 286,575               $13,598               4.74%
------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income and Net Yield                                                               $ 8,183               2.86%
    Domestic                                                                                        6,856               3.45%
    Foreign                                                                                         1,327               1.51%
------------------------------------------------------------------------------------------------------------------------------

Percentage of Total Assets and Liabilities Attributable
    to Foreign Operations:
    Assets                                                                                                              37.2%
    Liabilities                                                                                                         36.8%
------------------------------------------------------------------------------------------------------------------------------


78 THE CHASE MANHATTAN CORPORATION

                                  1996                                                            1995
          --------------------------------------------------              ---------------------------------------------------
            AVERAGE                                 AVERAGE                  AVERAGE                                 AVERAGE
            BALANCE            INTEREST              RATE                    BALANCE           INTEREST               RATE
-----------------------------------------------------------------------------------------------------------------------------

          $  6,479            $   537                8.29%                $ 10,877             $   824                7.58%


            21,526              1,137                5.28                   24,815               1,517                6.11
             9,639                998               10.35                    4,650                 372                8.00

            51,896              3,315                6.39                   40,252               2,753                6.84
            21,411              1,464                6.84                   17,385               1,247                7.17

           113,554              9,584                8.44                  110,752               9,725                8.78
            36,442              2,789                7.65                   35,776               3,138                8.77
-----------------------------------------------------------------------------------------------------------------------------
           260,947             19,824                7.60                  244,507              19,576                8.01
-----------------------------------------------------------------------------------------------------------------------------


            64,153              2,486                3.88                   65,337               2,586                3.96
            65,869              3,552                5.39                   65,276               3,705                5.68


            45,607              2,209                4.84                   38,581               2,257                5.85
             9,048                674                7.45                    6,139                 429                6.99

            15,209              1,118                7.35                   15,652               1,234                7.88
             6,685                629                9.41                    3,053                 255                8.35
            12,811                901                7.03                   13,080                 942                7.20

            13,003                654                 --                    10,331                 584                 --
           (13,003)              (654)                --                   (10,331)               (584)                --
-----------------------------------------------------------------------------------------------------------------------------
           219,382             11,569                5.27                  207,118              11,408                5.51

            36,867                                                          33,535
             4,698                                                           3,854
-----------------------------------------------------------------------------------------------------------------------------
          $260,947            $ 11,569               4.44%                $244,507              $11,408               4.67%
-----------------------------------------------------------------------------------------------------------------------------
                              $  8,255               3.16%                                      $ 8,168               3.34%
                                 6,721               3.59%                                        6,449               3.67%
                                 1,534               2.08%                                        1,719               2.51%
-----------------------------------------------------------------------------------------------------------------------------



                                                     38.8%                                                            36.3%
                                                     38.9%                                                            37.0%
-----------------------------------------------------------------------------------------------------------------------------



                                              THE CHASE MANHATTAN CORPORATION 79

CHANGE IN NET INTEREST INCOME, VOLUME AND RATE ANALYSIS

                                                                                               1997 OVER 1996
                                                                              --------------------------------------------------
                                                                              INCREASE (DECREASE) DUE TO CHANGE IN:
                                                                              -------------------------------------      NET
(ON A TAXABLE-EQUIVALENT BASIS; IN MILLIONS)                                       VOLUME              RATE            CHANGE
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
  Deposits with Banks, primarily Foreign                                           $  (141)          $   129           $   (12)
  Federal Funds Sold and Securities Purchased Under Resale Agreements:
    Domestic                                                                            36               157               193
    Foreign                                                                            582              (303)              279
  Securities and Trading Assets:
    Domestic                                                                           274               182               456
    Foreign                                                                            348               233               581
  Loans:
    Domestic                                                                           568               (11)              557
    Foreign                                                                            220              (317)              (97)
--------------------------------------------------------------------------------------------------------------------------------
  Change in Interest Income                                                          1,887                70             1,957
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
  Interest-Bearing Deposits:
    Domestic                                                                           179               229               408
    Foreign                                                                            152               (37)              115
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements:
    Domestic                                                                           290               283               573
    Foreign                                                                            369              (182)              187
  Other Borrowed Funds:
    Domestic                                                                            12               164               176
    Foreign                                                                            293                44               337
  Long-Term Debt, primarily Domestic                                                   119               114               233
  Intra Company Funding:
    Domestic                                                                          (146)              (36)             (182)
    Foreign                                                                            146                36               182
--------------------------------------------------------------------------------------------------------------------------------
  Change in Interest Expense                                                         1,414               615             2,029
--------------------------------------------------------------------------------------------------------------------------------
  Change in Net Interest Income                                                    $   473           $  (545)          $   (72)
--------------------------------------------------------------------------------------------------------------------------------


80 THE CHASE MANHATTAN CORPORATION

                       1996 OVER 1995
       ------------------------------------------------
       Increase (decrease) due to change in:
       -------------------------------------    Net
            Volume              Rate           Change
-------------------------------------------------------
           $ (364)            $   77         $ (287)

             (174)              (206)          (380)
              517                109            626

              743               (181)           562
              274                (57)           217

              236               (377)          (141)
               52               (401)          (349)
-------------------------------------------------------
            1,284             (1,036)           248
-------------------------------------------------------


             ( 45)               (55)          (100)
               37               (190)          (153)

              342               (390)           (48)
              217                 28            245

              (33)               (83)          (116)
              341                 33            374
              (19)               (22)           (41)

              134                (64)            70
             (134)                64            (70)
-------------------------------------------------------
              840               (679)           161
-------------------------------------------------------
           $  444             $ (357)        $   87
-------------------------------------------------------


                                              THE CHASE MANHATTAN CORPORATION 81

SECURITIES PORTFOLIO

The amortized cost, estimated fair value and average yield, including the impact of related derivatives, at December 31, 1997, of Chase's available-for-sale and held-to-maturity securities by contractual maturity range and type of security are presented in the table which follows:

Maturity Schedule of Available-for-Sale Securities                        Due in 1          Due After 1          Due After 5
December 31, 1997 (in millions, rates on a taxable-equivalent basis)    Year or less     Through 5 Years        Through 10 Years
---------------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AND FEDERAL AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                                                          $  884                $ 8,064                $4,092
  Fair Value                                                                 882                  8,010                 4,114
  Average Yield(b)                                                          5.25%                  5.46%                 6.01%
---------------------------------------------------------------------------------------------------------------------------------
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS:
  Amortized Cost                                                          $  180                $    37                $   45
  Fair Value                                                                 180                     37                    47
  Average Yield(b)                                                          4.96%                  5.43%                 5.72%
---------------------------------------------------------------------------------------------------------------------------------
OTHER:(c)
  Amortized Cost                                                          $1,556                $ 4,292                $  966
  Fair Value                                                               1,523                  4,285                   961
  Average Yield(b)                                                          7.27%                  7.12%                 8.16%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES:(d)
  Amortized Cost                                                          $2,620                $12,393                $5,103
  Fair Value                                                               2,585                 12,332                 5,122
  Average Yield(b)                                                          6.43%                  6.04%                 6.41%
---------------------------------------------------------------------------------------------------------------------------------


Maturity Schedule of Available-for-Sale Securities                              Due After
December 31, 1997 (in millions, rates on a taxable-equivalent basis)           10 Years(a)                 Total
-------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AND FEDERAL AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                                                                  $28,314                $41,354
  Fair Value                                                                       28,416                 41,422
  Average Yield(b)                                                                   7.13%                  6.65%
-------------------------------------------------------------------------------------------------------------------
OBLIGATIONS OF STATE AND POLITICAL SUBDIVISIONS:
  Amortized Cost                                                                  $    12                $   274
  Fair Value                                                                           12                    276
  Average Yield(b)                                                                   5.93%                  5.19%
-------------------------------------------------------------------------------------------------------------------
OTHER:(c)
  Amortized Cost                                                                  $ 1,129                $ 7,943
  Fair Value                                                                        1,288                  8,057
  Average Yield(b)                                                                   4.34%                  6.88%
-------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES:(d)
  Amortized Cost                                                                  $29,455                $49,571
  Fair Value                                                                       29,716                 49,755
  Average Yield(b)                                                                   7.03%                  6.68%
-------------------------------------------------------------------------------------------------------------------




Maturity Schedule of Held-to-Maturity Securities                         Due in 1          Due After 1          Due After 5
December 31, 1997 (in millions, rates on a taxable-equivalent basis)    Year or less     Through 5 Years        Through 10 Years
---------------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AND FEDERAL AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                                                         $ 124                $300                $398
  Fair Value                                                               124                 301                 400
  Average Yield(b)                                                        4.84%               6.47%               6.88%
---------------------------------------------------------------------------------------------------------------------------------
OTHER:(c)
  Amortized Cost                                                         $  --                $ --                $ 10
  Fair Value                                                                --                  --                  10
  Average Yield(b)                                                          --%                 --%               8.94%
---------------------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY SECURITIES:(e)
  Amortized Cost                                                          $124                $300                $408
  Fair Value                                                               124                 301                 410
  Average Yield(b)                                                        4.84%               6.47%               6.93%
---------------------------------------------------------------------------------------------------------------------------------



Maturity Schedule of Held-to-Maturity Securities                               Due After
December 31, 1997 (in millions, rates on a taxable-equivalent basis)           10 Years(a)                 Total
-------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AND FEDERAL AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                                                                $2,146                     $2,968
  Fair Value                                                                     2,155                      2,980
  Average Yield(b)                                                                6.53%                      6.50%
-------------------------------------------------------------------------------------------------------------------
OTHER:(c)
  Amortized Cost                                                                $    5                     $   15
  Fair Value                                                                         5                         15
  Average Yield(b)                                                                9.06%                      8.97%
-------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY SECURITIES:(e)
  Amortized Cost                                                                $2,151                     $2,983
  Fair Value                                                                     2,160                      2,995
  Average Yield(b)                                                                6.54%                      6.51%
-------------------------------------------------------------------------------------------------------------------

(a) Securities with no stated maturity are included with securities with a remaining maturity of ten years or more. Substantially all of Chase's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.

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

(d) For the amortized cost of U.S. Treasury and Federal Agencies, Obligations of State and Political Subdivisions, and Other securities at December 31, 1996, see Note Three on pages 54 and 55. At December 31, 1995, the amortized cost of U.S. Treasury and Federal Agencies, Obligations of State and Political Subdivisions, and Other securities was $25,181 million, $633 million, and $10,898 million, respectively.

(e) For the amortized cost of U.S. Treasury and Federal Agencies and Other securities at December 31, 1996, see Note Three on pages 54 and 55. At December 31, 1995, the amortized cost of U.S. Treasury and Federal Agencies and Other securities was $4,488 million and $140 million, respectively. There were no Obligations of State and Political Subdivisions at December 31, 1996 and 1995.


   Of the securities held in Chase's securities portfolios, the U.S. Government and certain of its agencies were the only issuers whose securities exceeded 10% of Chase's total stockholders' equity at December 31, 1997.

   For a further discussion of Chase's securities portfolios, see Note Three on pages 54 and 55.


82 THE CHASE MANHATTAN CORPORATION

LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type for the dates indicated:

December 31, (in millions)                               1997             1996             1995             1994             1993
-----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC LOANS:
  Commercial and Industrial                           $  38,272        $  34,996        $  32,972        $  30,990        $  30,109
  Financial Institutions                                  6,692            5,570            5,766            5,277            6,239
  Commercial Real Estate - Commercial Mortgage            4,084            5,040            5,514            6,125            7,892
  Commercial Real Estate - Construction                     946              894            1,148            1,580            2,545
  Consumer                                               77,181           70,023           69,596           63,758           54,359
-----------------------------------------------------------------------------------------------------------------------------------
   Total Domestic Loans                                 127,175          116,523          114,996          107,730          101,144
-----------------------------------------------------------------------------------------------------------------------------------
FOREIGN LOANS:
  Commercial, Industrial and Consumer                    32,425           27,291           24,786           21,946           22,673
  Foreign Governments and Official Institutions           3,451            6,171            6,076            7,859            8,530
  Financial Institutions                                  7,015            6,480            5,422            5,591            5,476
-----------------------------------------------------------------------------------------------------------------------------------
   Total Foreign Loans                                   42,891           39,942           36,284           35,396           36,679
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans                                             170,066          156,465          151,280          143,126          137,823
-----------------------------------------------------------------------------------------------------------------------------------
Unearned Income                                          (1,612)          (1,373)          (1,073)            (895)            (706)
-----------------------------------------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                         $ 168,454        $ 155,092        $ 150,207        $ 142,231        $ 137,117
-----------------------------------------------------------------------------------------------------------------------------------

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

   For a discussion of Chase's loan outstandings, see "Loan Portfolio" on page
30.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows loan maturity distribution based upon the stated terms of the loan agreements, and sensitivity to changes in interest rates of the loan portfolio, excluding consumer loans, at December 31, 1997:

                                                   Within                  1-5               After 5
December 31, 1997 (in millions)                   1 Year(a)               Years                Years                Total
-----------------------------------------------------------------------------------------------------------------------------
Domestic (excluding consumer loans):
  Commercial and Industrial                        $11,634               $21,545               $5,093               $38,272
  Financial Institutions                             6,104                   393                  195                 6,692
  Commercial Real Estate                               554                 3,938                  538                 5,030
Foreign(b)                                          30,095                 4,950                3,867                38,912
-----------------------------------------------------------------------------------------------------------------------------
Total                                              $48,387               $30,826               $9,693               $88,906
-----------------------------------------------------------------------------------------------------------------------------
Loans at Fixed Interest Rates                                            $ 2,012               $1,053
Loans at Variable Interest Rates                                          28,814                8,640
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                    $30,826               $9,693
-----------------------------------------------------------------------------------------------------------------------------

(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

(b) Substantially all foreign loans that meet the accounting definition of a security pursuant to SFAS 115 mature in over 10 years.


                                              THE CHASE MANHATTAN CORPORATION 83

CROSS-BORDER OUTSTANDINGS


Credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. In addition to the credit risk associated with any borrower, these particular credits are also subject to "country risk" - economic and political risk factors specific to the country of the borrower that may make the borrower unable or unwilling to pay principal and interest according to contractual terms. Other risks associated with these credits include the possibility of insufficient foreign exchange and restrictions on its availability. To minimize country risk, Chase monitors its foreign credits in each country with specific consideration given to maturity, currency, industry and geographic concentration of the credits.

   The following table lists all countries in which Chase's cross-border outstandings exceeded 1% of consolidated assets as of any of the dates specified. For a further discussion of Chase's cross-border exposure, see page 34.
CROSS-BORDER OUTSTANDINGS EXCEEDING ONE PERCENT OF TOTAL ASSETS(a)

                                                                                                        CROSS-BORDER
                                                                                            TOTAL       OUTSTANDINGS
                                                                                     CROSS-BORDER    AS A PERCENTAGE
(IN MILLIONS)              AT DECEMBER 31    PUBLIC        BANKS        OTHER     OUTSTANDINGS(b)    OF TOTAL ASSETS
---------------------------------------------------------------------------------------------------------------------
Japan                            1997        $  852      $ 1,818       $  600          $3,270               .89%
                                 1996         1,312        3,111          863           5,286              1.57
                                 1995           905        2,708        1,724           5,337              1.76
---------------------------------------------------------------------------------------------------------------------
Germany                          1997         4,807        1,030          506           6,343              1.74
                                 1996         3,757        1,120          366           5,243              1.56
                                 1995         4,315          339          413           5,067              1.67
---------------------------------------------------------------------------------------------------------------------
United Kingdom                   1997         1,427          494        7,572           9,493              2.60
                                 1996           975          932        4,076           5,983              1.78
                                 1995           192          915        3,314           4,421              1.45
---------------------------------------------------------------------------------------------------------------------
Canada                           1997         2,349          493          976           3,818              1.04
                                 1996         1,501          308          967           2,776               .83
                                 1995           549          118          687           1,354               .45
---------------------------------------------------------------------------------------------------------------------
Italy                            1997         1,318          434          212           1,964               .54
                                 1996         3,074          329          215           3,618              1.08
                                 1995         1,055          304          216           1,575               .52
---------------------------------------------------------------------------------------------------------------------
Brazil                           1997         1,671          403        1,370           3,444               .94
                                 1996         1,295          297        1,468           3,060               .91
                                 1995         1,029          424        1,856           3,309              1.09
---------------------------------------------------------------------------------------------------------------------

(a) Outstandings include loans and accrued interest, interest-bearing deposits with banks, securities, acceptances and other monetary assets, except equity investments. These outstandings represent both the public and private sectors and are presented on a risk basis, i.e., net of written guarantees and tangible liquid collateral when held outside the foreign country. At December 31, 1997, 1996 and 1995, outstandings to Korea were $2,816 million, $2,691 million, and $2,809 million, respectively, which were in excess of .75% of total assets.

(b) Outstandings exclude equity received in debt-for-equity conversions, which is recorded initially at fair market value and generally accounted for under the cost method. Commitments (outstanding letters of credit, standby letters of credit, guarantees and unused legal commitments) are excluded. At December 31, 1997, off-balance sheet commitments, after adjusting for transfers of risk, amounted to $2,563 million for Japan, $1,553 million for Germany, $3,652 million for the United Kingdom, $1,647 million Risk Elements for Canada, $750 million for Italy and $268 million for Brazil.

The majority of outstandings reflected in the above table were short-term in nature. These outstandings generally represent interbank placements and trading assets. Due to the short-term nature of interbank placements and trading assets, Chase's balances tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

84 THE CHASE MANHATTAN CORPORATION

RISK ELEMENTS

The following table sets forth the nonperforming assets and contractually past-due loans at the dates indicated:


December 31, (in millions)                    1997        1996       1995        1994        1993
--------------------------------------------------------------------------------------------------
Domestic Nonperforming Loans:
  Nonaccruing Loans                         $  712      $  848      $1,115      $1,091      $2,543
  Renegotiated Loans                          --            38          35          37          37
--------------------------------------------------------------------------------------------------
    Total Domestic Nonperforming Loans         712         886       1,150       1,128       2,580
--------------------------------------------------------------------------------------------------
Foreign Nonperforming Loans:
  Nonaccruing Loans                            195         132         339         457       1,061
  Renegotiated Loans                             1           3           4           4           4
--------------------------------------------------------------------------------------------------
    Total Foreign Nonperforming Loans          196         135         343         461       1,065
--------------------------------------------------------------------------------------------------
Total Nonperforming Loans                      908       1,021       1,493       1,589       3,645
--------------------------------------------------------------------------------------------------
Assets Acquired as Loan Satisfactions
  (primarily Real Estate)                      110         130         171         537       1,985
--------------------------------------------------------------------------------------------------
Total Nonperforming Assets                  $1,018      $1,151      $1,664      $2,126      $5,630
--------------------------------------------------------------------------------------------------
CONTRACTUALLY PAST-DUE LOANS(a)
Domestic:
  Consumer                                  $  420      $  395      $  528      $  485      $  485
  Commercial                                    32          27          92          64          87
--------------------------------------------------------------------------------------------------
    Total Domestic                             452         422         620         549         572
--------------------------------------------------------------------------------------------------
Foreign                                          7          12          44         181          12
--------------------------------------------------------------------------------------------------
Total                                       $  459      $  434      $  664      $  730      $  584
--------------------------------------------------------------------------------------------------

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

IMPACT OF NONPERFORMING LOANS ON INTEREST INCOME

The following table presents the amount of interest income recorded by Chase on its nonaccrual and renegotiated loans, excluding loans held for accelerated disposition, and the amount of interest income on the carrying value of such loans that would have been recorded if these loans had been current in accordance with their original terms (i.e., interest at original rates). The increase in 1997, when compared with 1996, in total negative impact on interest income reflects a lower level of interest that was recognized in income on a cash basis.


Year Ended December 31, (in millions)                                            1997       1996       1995
-----------------------------------------------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate      $ 63       $ 81       $ 94
Interest That Was Recognized in Income                                             (9)       (25)       (23)
-----------------------------------------------------------------------------------------------------------
Negative Impact-Domestic                                                           54         56         71
-----------------------------------------------------------------------------------------------------------
Foreign:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate        17         11         34
Interest That Was Recognized in Income                                             (2)        (7)       (11)
-----------------------------------------------------------------------------------------------------------
Negative Impact-Foreign                                                            15          4         23
-----------------------------------------------------------------------------------------------------------
Total Negative Impact on Interest Income                                         $ 69       $ 60       $ 94
-----------------------------------------------------------------------------------------------------------


                                              THE CHASE MANHATTAN CORPORATION 85

SUMMARY OF LOAN LOSS EXPERIENCE

Beginning December 31, 1996, in accordance with the AICPA's Audit and Accounting Guide for Banks and Savings Institutions, the allowance for credit losses has been allocated into three components: an allowance for credit losses on loans; an allowance for credit losses on derivative and foreign exchange financial instruments; and an allowance for credit losses on lending-related commitments. For a further discussion see page 36 and Note One at page 52. Prior period amounts have not been reclassified due to immateriality. Chase views the aggregate allowance for credit losses to be available for all credit activities.

ALLOWANCE FOR CREDIT LOSSES ON LOANS

The table below summarizes the changes in the allowance for credit losses on loans during the periods indicated.

Year Ended December 31, (in millions)         1997             1996             1995             1994             1993
-----------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                $ 3,549          $ 3,784          $ 3,894          $ 4,445          $ 4,938
Provision for Credit Losses                     804              897              758            1,050            2,254(g)
Provision for Loans Held for
  Accelerated Disposition                      --               --               --               --                566
CHARGE-OFFS
Domestic:
  Commercial and Industrial                    (114)            (181)            (169)            (252)            (658)
  Financial Institutions                       --               --               --                (19)             (57)
  Consumer                                     (913)            (921)            (967)            (871)            (908)(g)
  Commercial Real Estate                         (5)             (47)             (84)            (386)            (564)
Foreign                                         (64)             (38)             (58)            (442)(f)         (948)(h)
-----------------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                          (1,096)          (1,187)          (1,278)          (1,970)          (3,135)
-----------------------------------------------------------------------------------------------------------------------
RECOVERIES
Domestic:
  Commercial and Industrial                      91               95              173              165              125
  Financial Institutions                          1             --                 12                7                2
  Consumer                                      106               97              108              106               95
  Commercial Real Estate                         42               33               53               96               43
Foreign                                          52               65               92              132              252(i)
-----------------------------------------------------------------------------------------------------------------------
  Total Recoveries                              292              290              438              506              517
-----------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS                                (804)            (897)            (840)          (1,464)          (2,618)
Charge Related to Conforming Credit
  Card Charge-off Policies                     --               (102)            --               --               --
Charge for Assets Transferred to Held-
  for-Accelerated Disposition                  --               --               --               (148)            (701)
Transfer to Trading Assets-Risk
  Management Instruments                       --                (75)(c)         --               --               --
Transfer to Other Liabilities                  (100)(a)          (70)(a)         --               --               --
Other                                           175(b)            12(d)           (28)(e)           11                6
-----------------------------------------------------------------------------------------------------------------------
Balance at End of Year                      $ 3,624          $ 3,549          $ 3,784          $ 3,894          $ 4,445
-----------------------------------------------------------------------------------------------------------------------

(a) Transfer relates to the allowance for credit losses on letters of credit, guarantees, and undrawn commitments to extend credit. (b) Includes approximately $160 million related to the purchase of the Bank of New York credit card portfolio. (c) Transfer relates to the allowance for credit losses on derivative and foreign exchange financial instruments. (d) Relates primarily to the consolidation of a foreign subsidiary. (e) Relates primarily to the sale of banking operations in southern and central New Jersey. (f) Includes $291 million related to management's final valuation of the emerging markets portfolio. (g) Includes $55 million related to the decision to accelerate the disposition of certain nonperforming residential mortgage loans. (h) Includes losses on sales and swaps of loans previously classified as emerging markets. (i) Includes $175 million of recoveries on the disposition of emerging markets debt.


LOAN LOSS ANALYSIS


Year Ended December 31, (in millions, except ratios)    1997           1996             1995           1994             1993
------------------------------------------------------------------------------------------------------------------------------
BALANCES
Loans-Average                                         $159,932       $149,996         $146,528       $136,713         $140,245
Loans-Year End                                         168,454        155,092          150,207        142,231          137,117
Net Charge-Offs                                            804            999(a)           840          1,612(b)         3,319(b)
Allowance for Credit Losses on Loans                     3,624          3,549            3,784          3,894            4,445
Nonperforming Loans                                        908          1,021            1,493          1,589            3,645
RATIOS
Net Charge-Offs to:
  Loans-Average                                            .50%           .67%             .57%          1.18%            2.37%
  Allowance for Credit Losses on Loans                   22.19          28.15            22.20          41.40            74.67
Allowance for Credit Losses on Loans to:
  Loans-Year End                                          2.15           2.29             2.52           2.74             3.24
  Nonperforming Loans                                   399.12         347.60           253.45         245.06           121.95
------------------------------------------------------------------------------------------------------------------------------

(a) Includes a charge of $102 million related to conforming credit card charge-off policies. See page 31 for a further discussion.

(b) Includes charges for assets transferred to held for accelerated disposition of $148 million and $701 million in 1994 and 1993, respectively.


86 THE CHASE MANHATTAN CORPORATION

ALLOWANCE FOR CREDIT LOSSES-FOREIGN

The following table shows the changes in the portion of the allowance for credit losses allocated to loans related to foreign operations:


Year Ended December 31, (in millions)     1997       1996       1995       1994        1993
---------------------------------------------------------------------------------------------
Balance at Beginning of Year              $446       $431       $428       $ 721       $1,452
Provision for Credit Losses                 12        (24)       (32)         12          171
Charge-offs                                (64)       (38)       (58)       (442)        (948)
Recoveries                                  52         65         92         132          252
---------------------------------------------------------------------------------------------
Net (Charge-Offs) Recoveries               (12)        27         34        (310)        (696)
Transfer to Domestic Allowance              --         --         --          --         (200)
Other                                       (2)        12          1           5           (6)
---------------------------------------------------------------------------------------------
Balance at End of Year                    $444       $446       $431       $ 428       $  721
---------------------------------------------------------------------------------------------


DEPOSITS

The following data provides a summary of Chase's average deposits and average interest rates for the years indicated:


                                                               Average Balances                   Average Interest Rates
(in millions, except interest rates)                 1997          1996          1995            1997      1996      1995
-------------------------------------------------------------------------------------------------------------------------
Domestic:
Noninterest-Bearing Demand                        $ 23,483       $ 27,284      $ 30,647            --%       --%       --%
Interest-Bearing Demand                              3,563          3,375         8,358          1.78      2.05      1.52
Savings                                             50,198         43,986        36,074          2.75      2.89      3.56
Time                                                29,529         25,349        25,165          4.91      4.52      4.68
-------------------------------------------------------------------------------------------------------------------------
  Total Domestic Deposits                          106,773         99,994       100,244          2.71      2.49      2.58
-------------------------------------------------------------------------------------------------------------------------
Foreign:
Noninterest-Bearing Demand                           3,363          2,918         2,684            --        --        --
Interest-Bearing Demand                             25,480         19,551        17,561          4.44      4.50      5.00
Savings                                                824            862           755          3.60      3.39      3.95
Time                                                42,722         46,259        47,067          5.87      5.72      5.94
-------------------------------------------------------------------------------------------------------------------------
  Total Foreign Deposits                            72,389         69,590        68,067          5.07      5.10      5.44
-------------------------------------------------------------------------------------------------------------------------
Total Deposits                                    $179,162       $169,584      $168,311          3.66%     3.56%     3.74%
-------------------------------------------------------------------------------------------------------------------------


  The following table presents deposits by maturity range and type at December 31, 1997:

                                                        Domestic Time         Other Domestic            Deposits in
                                              Certificates of Deposit          Time Deposits        Foreign Offices

By remaining maturity at December 31, 1997
 (in millions)                                      ($100,000 or More)     ($100,000 or More)     ($100,000 or More)
-------------------------------------------------------------------------------------------------------------------
Three Months or Less                                          $ 8,009                $11,271                $44,566
Over Three Months but within Six Months                         1,724                    144                  3,353
Over Six Months but within Twelve Months                          652                    131                  2,422
Over Twelve Months                                                244                     67                  1,851
-------------------------------------------------------------------------------------------------------------------
  Total                                                       $10,629                $11,613                $52,192
-------------------------------------------------------------------------------------------------------------------


  At December 31, 1997, total interest bearing deposits in domestic offices were $71,576 million, of which $10,629 million were time certificates of deposit in denominations of $100,000 or more, $11,613 million were other time deposits in denominations of $100,000 or more, and $42,283 million were money market deposit accounts and other savings accounts. Deposits of $100,000 or more in foreign offices totaled $52,192 million, substantially all of which were interest-bearing.



                                              THE CHASE MANHATTAN CORPORATION 87

SHORT-TERM AND OTHER BORROWED FUNDS
The following data provides a summary of Chase's short-term and other borrowed funds and weighted-average rates for the years indicated:


(in millions, except rates)                      1997          1996          1995
----------------------------------------------------------------------------------
Federal funds purchased and securities
  sold under repurchase agreements:
Balance at year-end                            $56,126       $53,868       $37,263
Average daily balance during the year           66,789        54,655        44,720
Maximum month-end balance                       80,633        67,750        52,655
Weighted-average rate at December 31              5.90%         5.45%         5.82%
Weighted-average rate during the year             5.45%         5.28%         6.01%
----------------------------------------------------------------------------------
Commercial paper:
Balance at year-end                            $ 4,744       $ 4,500       $ 6,275
Average daily balance during the year            4,283         5,199         5,672
Maximum month-end balance                        4,951         5,991         6,275
Weighted-average rate at December 31              5.64%         5.07%         5.52%
Weighted-average rate during the year             5.33%         5.27%         5.77%
----------------------------------------------------------------------------------
Other Borrowed Funds-Other borrowings:(a)
Balance at year-end                            $ 6,861       $ 9,231       $ 7,661
Average daily balance during the year            7,566         8,535         5,956
Maximum month-end balance                        8,958        12,509         9,117
Weighted-average rate at December 31(b)           9.38%         9.97%         6.96%
Weighted-average rate during the year(b)          9.83%         8.82%        11.08%
----------------------------------------------------------------------------------

(a) Excludes securities sold but not yet purchased and structured notes.

(b) The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

  Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes, term Federal funds purchased and various other borrowings in domestic and foreign offices that generally have maturities of one year or less.

  At December 31, 1997, Chase had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $1.0 billion.


88 THE CHASE MANHATTAN CORPORATION

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                            THE CHASE MANHATTAN CORPORATION
                                                   (Registrant)


                                            By  WALTER V. SHIPLEY
                                                -------------------------------
                                                (Walter V. Shipley,
                                                Chairman and Chief Executive
                                                 Officer)


                                            Date: March 17, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. Chase does not exercise the power of attorney to sign on behalf of any Director.


                                            CAPACITY                                        DATE
                                            --------                                        ----
WALTER V. SHIPLEY                   Director, Chairman and Chief Executive Officer
-----------------------------       (Principal Executive Officer)
(Walter V. Shipley)

THOMAS G. LABRECQUE                 Director, President and Chief Operating Officer
-----------------------------
(Thomas G. Labrecque)

WILLIAM B. HARRISON JR.             Director and Vice Chairman of the Board
-----------------------------
(William B. Harrison Jr.)

HANS W. BECHERER                    Director
-----------------------------
(Hans W. Becherer)

FRANK A. BENNACK JR.                Director                                                March 17, 1998
-----------------------------
(Frank A. Bennack Jr.)

SUSAN V. BERRESFORD                 Director
-----------------------------
(Susan V. Berresford)

M. ANTHONY BURNS                    Director
-----------------------------
(M. Anthony Burns)

H. LAURANCE FULLER                  Director
-----------------------------
(H. Laurance Fuller)

MELVIN R. GOODES                    Director
-----------------------------
(Melvin R. Goodes)


                                              THE CHASE MANHATTAN CORPORATION 89

                                            CAPACITY                                        DATE
                                            --------                                        ----
WILLIAM H. GRAY, III                Director
-----------------------------
(William H. Gray, III)

GEORGE V. GRUNE                     Director
-----------------------------
(George V. Grune)

HAROLD S. HOOK                      Director
-----------------------------
(Harold S. Hook)

HELENE L. KAPLAN                    Director
-----------------------------
(Helene L. Kaplan)

HENRY B. SCHACHT                    Director
-----------------------------
(Henry B. Schacht)
                                                                                            March 17, 1998
ANDREW C. SIGLER                    Director
-----------------------------
(Andrew C. Sigler)

JOHN R. STAFFORD                    Director
-----------------------------
(John R. Stafford)

MARINA v.N. WHITMAN                 Director
-----------------------------
(Marina v.N. Whitman)

MARC J. SHAPIRO                     Vice Chairman
-----------------------------       Finance and Risk Management
(Marc J. Shapiro)                   (Principal Financial Officer)

JOSEPH L. SCLAFANI                  Executive Vice President and Controller
-----------------------------       (Principal Accounting Officer)
(Joseph L. Sclafani)



90 THE CHASE MANHATTAN CORPORATION

                                   APPENDIX I

                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition.


GRAPHIC NUMBER      PAGE                      DESCRIPTION
--------------      ----                      -----------

     1               19            Bar graph entitled "Operating Net Income and
                                   Return on Common Equity in billions, except
                                   ratios" presenting the following information:
                                   Operating Net Income 5 Year CAGR = 24%

                                                                                  1993       1994       1995       1996       1997
                                                                                  ----       ----       ----       ----       ----
                                   Operating Net Income                          $1.96      $2.56      $2.90      $3.52     $ 3.85

                                   Return on Common
                                   Equity                                         11.6%      14.3%      15.8%      18.4%     19.5%

     2               19            Bar graph entitled "Operating Diluted Net
                                   Income Per Common Share" presenting the
                                   following information:  5 Year CAGR = 26%

                                                                                  1993       1994       1995       1996       1997
                                                                                  ----       ----       ----       ----       ----
                                   Operating Diluted Net
                                   Income Per Common Share                       $3.80      $5.13      $5.92      $7.27     $ 8.35

     3               20            Line graph entitled "Market Sensitive
                                   Revenues in millions, 1988-1997" presenting
                                   the following information.
                                                                                  1988       1989       1990       1991       1992
                                                                                  ----       ----       ----       ----       ----
                                   Logarithmic Regression                        $1,286     $1,464     $1,667     $1,898    $2,161
                                     1988 - 1997
                                     CAGR = 14%

                                   Market-Sensitive Revenues                      1,521      1,508      1,373      1,660     2,074

                                                                                  1993       1994       1995       1996       1997
                                                                                  ----       ----       ----       ----       ----
                                   Logarithmic Regression                        $2,460     $2,800     $3,188     $3,629    $4,132
                                     1988 - 1997
                                     CAGR = 14%

                                   Market-Sensitive Revenues                      3,122      2,574      3,012      3,767     4,292

GRAPHIC NUMBER      PAGE                      DESCRIPTION
--------------      ----                      -----------
     4               21            Pie chart entitled "Managed Revenue by Key
                                   Businesses 1997" presenting the following
                                   information:

                                   NATIONAL CONSUMER SERVICES
                                                                                                             1997
                                   National Consumer Finance                                                   3%
                                   Mortgage Banking                                                            4%
                                   Retail Payments and Investments                                            14%
                                   Credit Cards                                                               18%

                                   GLOBAL BANKING
                                                                                                             1997
                                   Chase Capital Partners                                                      4%
                                   Global Asset Management and Private Banking                                 4%
                                   Middle Markets                                                              5%
                                   Chase Texas                                                                 7%
                                   Global Investment Banking and Corporate Lending                            13%
                                   Global Markets                                                             16%

                                   CHASE TECHNOLOGY SOLUTIONS
                                                                                                             1997
                                   Global Services                                                            12%

     5               28            Line graph entitled "Managed Operating
                                   Efficiency Ratio" presenting the following
                                   information: Improvement Since 1993 =
                                   400 Basis Points
                                                                                          1993     1994     1995     1996     1997
                                                                                          ----     ----     ----     ----     ----
                                   Managed Operating -
                                     Efficiency Ratio                                      59%      63%      63%      57%      55%

     6               30            Pie chart entitled "Diversification of Loan
                                   Portfolio at December 31, 1997" presenting
                                   the following information:

                                   CONSUMER
                                   Domestic Residential Mortgage                           23%
                                   Domestic Credit Cards                                    9%
                                   Domestic Auto Financings                                 8%
                                   Domestic Other Consumer                                  6%
                                   Foreign Consumer                                         2%

                                   COMMERCIAL
                                   Domestic Financial Institutions                          4%
                                   Domestic Commercial Real Estate                          3%
                                   Domestic Commercial and Industrial                      23%
                                   Foreign Commercial and Industrial                       16%
                                   Foreign Financial Institutions                           4%
                                   Foreign Government                                       2%

GRAPHIC NUMBER      PAGE                               DESCRIPTION
--------------      ----                               -----------

      7              31            Bar graph entitled "Nonperforming Assets in
                                   millions at December 31"  presenting the
                                   following information:

                                                                                   1993       1994       1995       1996       1997
                                                                                   ----       ----       ----       ----       ----
                                   Nonperforming Assets                          $5,630     $2,126     $1,664     $1,151     $1,018
                                                                                 ======     ======     ======     ======     ======

      8              32            Bar graph entitled "Managed Credit Card
                                   Receivables in billions at December 31,"
                                   presenting the following information:
                                   Managed 5 Year CAGR = 15%

                                                                                 1993       1994       1995       1996       1997
                                                                                 ----       ----       ----       ----       ----

                                   Owned                                         $13.6      $17.0      $17.1      $12.2      $15.6
                                                                                 =====      =====      =====      =====      =====
                                   Managed                                       $17.4      $19.7      $23.7      $25.2      $32.5
                                                                                 =====      =====      =====      =====      =====

      9              32            Bar graph entitled "Managed Credit Card-
                                   Related Information, As of or for the year
                                   ended December 31, in millions, except
                                   ratios" presenting the following
                                   information:

                                                                                   1993       1994       1995       1996       1997
                                                                                   ----       ----       ----       ----       ----
                                   Net Charge-offs of Managed
                                   Credit Card Receivables                       $  779     $  745     $  849     $1,156     $1,519

                                   Net Charge-offs of Managed
                                   Credit Card Receivables as
                                   a percentage of Average
                                   Managed Credit Card
                                   Receivables                                    4.91%      4.30%      4.05%      4.87%      5.66%

                                   Past Due 90 Days and
                                   Over and Accruing as a
                                   percentage of Average Managed
                                   Credit Card Receivables                        2.53%      2.21%      2.37%      2.38%      2.36%

     10              35            Pie chart entitled "Cross-Border Exposure
                                   by Region December 31, 1997" presenting the
                                   following information:

                                   SELECTED ASIAN EXPOSURES
                                   Korea                                             4%
                                   Indonesia                                         2%
                                   Selected
                                   Other Asian Countries                             9%
                                   (Selected Other
                                   Asian Countries are
                                   included in a table on
                                   page 34.)

                                   ALL OTHER CROSS-BORDER EXPOSURES
                                   Other Asian Countries                            12%
                                   Eastern Europe                                    2%
                                   Other                                             3%
                                   Latin America                                    15%
                                   Europe/Canada                                    53%

GRAPHIC NUMBER      PAGE                           DESCRIPTION
--------------      ----                           -----------
     11              37            Bar graph entitled "Allowance for Credit Losses on Loans and Coverage Ratio in
                                   millions, except ratios at December 31," presenting the following information:

                                                                                 1993      1994      1995      1996      1997
                                                                                 ----      ----      ----      ----      ----
                                   Total Allowance for Credit
                                   Losses on Loans                             $4,445    $3,894    $3,784    $3,549    $3,624

                                   Total Allowance on Loans as
                                   a Percentage of Total
                                   Nonperforming Loans                            122%      245%      253%      348%      399%


      12              39           Bar graph entitled "Histogram of Daily Market Risk-Related Revenue for 1997 and 1996"
                                   presenting the following information:

                                   Millions of dollars                       0 - 5        5 - 10       10 - 15         15 - 20
                                                                             -----        ------       -------         -------

                                   Number of trading days           1997
                                   market risk-related                        37            55            60              40
                                   revenue was within the
                                   above prescribed positive        1996
                                   dollar range                               65            86            60              24


                                   Millions of dollars                       20 - 25      25 - 30      30 and Over
                                                                             -------      -------      -----------

                                   Number of trading days           1997
                                   market risk-related                         24            8            5
                                   revenue was within the
                                   above prescribed positive        1996
                                   dollar range                                 6            2            0


                                   Millions of dollars                      0 - (5)       (5) - (10)   (10) - (15)     (15) - (20)
                                                                            -------        --------    ----------       ---------

                                   Number of trading days           1997
                                   market risk-related                        13              7             5               1
                                   revenue was within the
                                   above prescribed negative        1996
                                   dollar range                               14              2             1               0


                                   Millions of dollars                      (20) - (25)   (25) - (30)  (30) and Over
                                                                             ----------    ---------   ------------

                                   Number of trading days           1997
                                   market risk-related                          0              2            2
                                   revenue was within the
                                   above prescribed negative        1996
                                   dollar range                                 0              0            0

GRAPHIC NUMBER     PAGE                    DESCRIPTION
--------------     ----                    -----------

     13             42        Bar graph entitled "Risk-Based Capital  Ratios at December 31," presenting the following information:
                                                                            1993        1994        1995        1996        1997
                                                                            -----       -----       -----       -----       -----
                              Total Risk-Based
                              Capital Ratio                                 12.4%       12.2%       12.3%       11.8%       11.6%

                              Tier 1 Risk-Based
                              Capital Ratio                                  8.1%        8.1%        8.2%        8.2%        7.9%

                              Tier 1 Leverage Ratio                          7.4%        6.6%        6.7%        6.8%        6.0%

                              The minimum regulatory requirements for the above ratios are as follows:

                              Minimum Total Risk-Based Capital Ratio           8%
                              Minimum Tier 1 Risk-Based Capital Ratio          4%
                              Minimum Tier 1 Leverage Ratio                    3%

                              During 1997, Chase adopted the Federal Reserve Board's new guidelines for calculating market risk-adjusted capital. Prior period ratios have not been restated.

     14             42        Bar graph entitled "Market Capitalization in billions at December 31," presenting the following information: 5 Year CAGR = 24%

                                                                            1993        1994        1995        1996      1997
                                                                            -----       -----       -----       -----     -----
                               Market Capitalization                        $17.8       $15.4       $25.6       $38.5     $46.1

                                 EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-07941) of The Chase Manhattan Corporation).

3.2    By-laws, as amended as of March 17, 1998, of The Chase Manhattan
       Corporation.

4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by First Trust of New York, National Association, as Trustee (incorporated by reference to
       Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and First Trust of New York, National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
       Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1).

4.3(b) First Supplemental Indenture, dated as of December 31, 1991, among
       Chemical Banking Corporation, Manufacturers Hanover Corporation and IBJ Schroder Bank and Trust Company, as Trustee, to the Indenture, dated June 1, 1985 (incorporated by reference to Exhibit 4.18(b) to the Annual Report on Form 10-K, dated December 31, 1991, of Chemical Banking Corporation, File No. 1-5805).

4.3(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and IBJ Schroder Bank and Trust Company, as Trustee, to the Indenture, dated June 1, 1985 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.4(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
       Corporation and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

4.4(b) First Supplemental Indenture, dated as of November 1, 1990, between The
       Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

4.4(c) Second Supplemental Indenture, dated as of May 1, 1991, between The Chase
       Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

4.4(d) Third Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(a) Amended and Restated Indenture, dated as of September 1, 1993, between
       The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and First Trust of New York, National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and First Trust of New York, National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.6(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
       Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

4.6(b) Supplemental Indenture, dated as of July 22, 1994, to the Indenture, dated as of May 15, 1993, among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee, dated as of July 22, 1994, by Chemical Banking Corporation (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

4.7 Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.8 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II.

4.9 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II.

10.1 Deferred Compensation Plan for Non-Employee Directors of The Chase Manhattan Corporation and The Chase Manhattan Bank, as amended and restated effective December 1996 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.2 Post-Retirement Compensation Plan for Non-Employee Directors, as amended and restated as of May 21, 1996 (incorporated by reference to Exhibit
       10.2 to the Annual Report on Form 10-K, dated December 31, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.3 Deferred Compensation Plan of Chemical Banking Corporation and Participating Companies, as amended through January 1, 1993 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to the Schedule 14A, filed on April 17, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

10.5 The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10O to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-5945).

10.6 Amendment to The Chase Manhattan 1994 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10S to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.7 Chemical Banking Corporation Long-Term Stock Incentive Plan, as amended and restated as of May 19, 1992 (incorporated by reference to Exhibit
       10.7 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.8 The Chase Manhattan 1987 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10A to The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.10  Long Term Incentive Program of Manufacturers Hanover Corporation.

10.11 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.12 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated by reference to Exhibit 10W to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.13 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers.

10.14 Form of termination agreement as entered into by The Chase Manhattan Corporation and Donald L. Boudreau (incorporated by reference to the Annual Report on Form 10-K, dated December 31, 1994, of The Chase Manhattan Corporation, File No. 1-5945).

10.15 Form of amendment to the termination agreement as entered into by The Chase Manhattan Corporation and Donald L. Boudreau (incorporated by reference to the Quarterly Report on Form 10-Q, dated September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945).

10.16  Permanent Life Insurance Options Plan (incorporated by reference to
       Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.17 Executive Retirement Plan of Chemical Banking Corporation and Certain Subsidiaries (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

10.18 Supplemental Retirement Plan of Chemical Bank and Certain Affiliated Companies, restated effective January 1, 1993 and as amended through January 1, 1995 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, dated December 31, 1995, of Chemical Banking Corporation, File No. 1-5805).

10.19 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

10.20 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.21 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.22 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10H of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.23 Amendment to Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10AA to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

10.24 TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10I of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945).

10.25 Amendment to TRA86 Supplemental Benefit Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10BB to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1- 5945).

11.1   Computation of earnings per Common Share.

12.1   Computation of ratio of earnings to fixed charges.

12.2 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1   List of Subsidiaries of The Chase Manhattan Corporation.

22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.