Form 10-Q
period 1998-03-31
CHASE MANHATTAN CORP /DE/
filed 1998-05-15
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 1998             Commission file number 1-5805
                       --------------                                    ------


                         THE CHASE MANHATTAN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                        13-2624428
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)



     270 Park Avenue, New York, New York                         10017
    ---------------------------------------                 ------------
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


                                                               Yes |X|   No |_|


Common Stock, $1 Par Value                                           426,722,484
--------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1998.

--------------------------------------------------------------------------------
                                   FORM 10-Q INDEX

Part I                                                                       Page
------                                                                       ----

Item 1 Financial Statements - The Chase Manhattan Corporation and Subsidiaries:

             Consolidated Balance Sheet at March 31, 1998 and
             December 31, 1997.                                                3

             Consolidated Statement of Income for the three months
             ended March 31, 1998 and March 31, 1997.                          4

             Consolidated Statement of Changes in Stockholders' Equity
             for the three months ended March 31, 1998 and March 31, 1997.     5

             Consolidated Statement of Cash Flows for the three months
             ended March 31, 1998 and March 31, 1997.                          6

           Notes to Financial Statements.                                   7-11


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                            12-33

           Glossary of Terms.                                                 34

Part II

Item 1     Legal Proceedings.                                                 35

Item 2     Sales of Unregistered Common Stock.                                35

Item 6     Exhibits and Reports on Form 8-K.                                  35

--------------------------------------------------------------------------------

Part I
Item 1.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                        (in millions, except share data)

                                                                      March 31,   December 31,
                                                                         1998         1997
                                                                      ---------    ---------
ASSETS
Cash and Due from Banks                                               $  14,906    $  15,704
Deposits with Banks                                                       3,465        2,886
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                      23,739       30,928
Trading Assets:
  Debt and Equity Instruments                                            36,658       34,641
  Risk Management Instruments, Net of Allowance for Credit
   Losses of $75 in 1998 and 1997                                        34,587       37,752
Securities                                                               59,819       52,738
Loans                                                                   167,944      168,454
Allowance for Credit Losses                                              (3,622)      (3,624)
                                                                      ---------    ---------
Net Loans                                                               164,322      164,830
Premises and Equipment                                                    3,841        3,780
Due from Customers on Acceptances                                         1,398        1,719
Accrued Interest Receivable                                               2,873        3,359
Other Assets                                                             20,107       17,184
                                                                      ---------    ---------
      TOTAL ASSETS                                                    $ 365,715    $ 365,521
                                                                      =========    =========
LIABILITIES
Deposits:
 Domestic:
   Noninterest-Bearing                                                $  45,091    $  46,603
   Interest-Bearing                                                      77,373       71,576
 Foreign:
   Noninterest-Bearing                                                    3,289        3,205
   Interest-Bearing                                                      70,343       72,304
                                                                      ---------    ---------
   Total Deposits                                                       196,096      193,688
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                       55,715       56,126
Commercial Paper                                                          5,125        4,744
Other Borrowed Funds                                                      6,503        6,861
Acceptances Outstanding                                                   1,398        1,719
Trading Liabilities                                                      48,411       52,438
Accounts Payable, Accrued Expenses and Other Liabilities, Including
   the Allowance for Credit Losses of $170 in 1998 and 1997              13,581       12,526
Long-Term Debt                                                           14,355       13,387
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                      1,940        1,740
                                                                      ---------    ---------
      TOTAL LIABILITIES                                                 343,124      343,229
                                                                      ---------    ---------
COMMITMENTS AND CONTINGENCIES (See Note 6)

PREFERRED STOCK OF SUBSIDIARY                                               550          550
                                                                      ---------    ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                                           1,368        1,740
Common Stock (Issued 440,766,001 and 440,753,296 Shares)                    441          441
Capital Surplus                                                          10,141       10,360
Retained Earnings                                                        11,471       11,086
Accumulated Other Comprehensive Income                                      134          112
Treasury Stock, at Cost (14,924,965 and 19,788,820 Shares)               (1,514)      (1,997)
                                                                      ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                               22,041       21,742
                                                                      ---------    ---------
TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
    AND STOCKHOLDERS' EQUITY                                          $ 365,715    $ 365,521
                                                                      =========    =========

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                          Three Months Ended March 31,
                      (in millions, except per share data)

                                                               1998        1997
                                                              ------      ------
INTEREST INCOME
Loans                                                         $3,405      $3,129
Securities                                                       889         722
Trading Assets                                                   676         626
Federal Funds Sold and Securities Purchased
   Under Resale Agreements                                       671         559
Deposits with Banks                                              152         106
                                                              ------      ------
   Total Interest Income                                       5,793       5,142
                                                              ------      ------

INTEREST EXPENSE
Deposits                                                       1,815       1,515
Short-Term and Other Borrowings                                1,509       1,302
Long-Term Debt                                                   305         257
                                                              ------      ------
   Total Interest Expense                                      3,629       3,074
                                                              ------      ------

NET INTEREST INCOME                                            2,164       2,068
Provision for Credit Losses                                      344         220
                                                              ------      ------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                               1,820       1,848
                                                              ------      ------

NONINTEREST REVENUE
Investment Banking Fees                                          361         176
Trust, Custody and Investment Management Fees                    348         310
Credit Card Revenue                                              300         261
Service Charges on Deposit Accounts                               91          91
Fees for Other Financial Services                                419         383
Trading Revenue                                                  480         405
Securities Gains                                                  83         101
Revenue from Equity-Related Investments                          287         164
Other Revenue                                                     96         191
                                                              ------      ------
   Total Noninterest Revenue                                   2,465       2,082
                                                              ------      ------

NONINTEREST EXPENSE
Salaries                                                       1,254       1,124
Employee Benefits                                                224         222
Occupancy Expense                                                189         187
Equipment Expense                                                209         190
Restructuring Costs                                              521          30
Other Expense                                                    738         694
                                                              ------      ------
   Total Noninterest Expense                                   3,135       2,447
                                                              ------      ------

INCOME BEFORE INCOME TAX EXPENSE                               1,150       1,483
Income Tax Expense                                               425         556
                                                              ------      ------
NET INCOME                                                    $  725      $  927
                                                              ======      ======
NET INCOME APPLICABLE TO COMMON STOCK                         $  691      $  872
                                                              ======      ======

NET INCOME PER COMMON SHARE:
Basic                                                         $ 1.64      $ 2.02
                                                              ======      ======
Diluted                                                       $ 1.59      $ 1.97
                                                              ======      ======

  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                          Three months Ended March 31,
                                  (in millions)

                                                               1998         1997
                                                             --------    --------
Preferred Stock:
Balance at Beginning of Year                                 $  1,740    $  2,650
Redemption of Stock                                              (372)       (150)
                                                             --------    --------
Balance at End of Period                                     $  1,368    $  2,500
                                                             --------    --------

Common Stock:
Balance at Beginning and End of Period                       $    441    $    441
                                                             --------    --------

Capital Surplus:
Balance at Beginning of Year                                 $ 10,360    $ 10,459
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects       (219)       (160)
                                                             --------    --------
Balance at End of Period                                     $ 10,141    $ 10,299
                                                             --------    --------

Retained Earnings:
Balance at Beginning of Year                                 $ 11,086    $  8,610
Net Income                                                        725         927
Cash Dividends Declared:
  Preferred Stock                                                 (34)        (55)
  Common Stock                                                   (306)       (265)
                                                             --------    --------
Balance at End of Period                                     $ 11,471    $  9,217
                                                             --------    --------

Accumulated Other Comprehensive Income:
Balance at Beginning of Year                                 $    112    $   (271)
Other Comprehensive Income                                         22        (270)
                                                             --------    --------
Balance at End of Period                                     $    134    $   (541)
                                                             --------    --------

Common Stock in Treasury, at Cost:
Balance at Beginning of Year                                 $ (1,997)   $   (895)
Purchase of Treasury Stock                                        (73)       (609)
Reissuance of Treasury Stock                                      556         330
                                                             --------    --------
Balance at End of Period                                     $ (1,514)   $ (1,174)
                                                             --------    --------

Total Stockholders' Equity                                   $ 22,041    $ 20,742
                                                             ========    ========

Comprehensive Income:
Net Income                                                   $    725    $    927
Other Comprehensive Income                                         22        (270)
                                                             --------    --------
Comprehensive Income                                         $    747    $    657
                                                             ========    ========

  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Three months Ended March 31,
                                  (in millions)

                                                                                1998        1997
                                                                              --------    --------
Operating Activities
Net Income                                                                    $    725    $    927
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
    Provision for Credit Losses                                                    344         220
    Restructuring Costs                                                            521          30
    Depreciation and Amortization                                                  242         235
    Net Change In:
      Trading-Related Assets                                                     1,379      (6,880)
      Accrued Interest Receivable                                                  486        (195)
      Other Assets                                                              (3,301)       (572)
      Trading-Related Liabilities                                               (4,300)      8,750
      Accrued Interest Payable                                                     (61)        166
      Other Liabilities                                                            485         671
      Other, Net                                                                  (867)         95
                                                                              --------    --------
Net Cash Provided (Used) by Operating Activities                                (4,347)      3,447
                                                                              --------    --------

Investing Activities
Net Change In:
    Deposits with Banks                                                           (579)      5,046
    Federal Funds Sold and Securities Purchased Under Resale Agreements          5,966      (5,802)
    Loans Due to Sales and Securitizations                                       9,320       5,948
    Other Loans, Net                                                            (9,175)     (6,876)
    Other, Net                                                                      86        (172)
Proceeds from the Maturity of Held-to-Maturity Securities                          286         229
Purchases of Held-to-Maturity Securities                                           (20)        (18)
Proceeds from the Maturity of Available-for-Sale Securities                      6,396       1,820
Proceeds from the Sale of Available-for-Sale Securities                         37,873      16,323
Purchases of Available-for-Sale Securities                                     (50,301)    (14,635)
                                                                              --------    --------
Net Cash Provided (Used) by Investing Activities                                  (148)      1,863
                                                                              --------    --------

Financing Activities
Net Change In:
    Noninterest-Bearing Domestic Demand Deposits                                (1,512)     (2,794)
    Domestic Time and Savings Deposits                                           5,797        (501)
    Foreign Deposits                                                            (1,877)     (1,596)
    Federal Funds Purchased and Securities Sold Under Repurchase Agreements        812       2,285
    Other Borrowed Funds                                                            23      (2,132)
    Other, Net                                                                    (326)        (37)
Proceeds from the Issuance of Long-Term Debt and Capital Securities              1,831       1,121
Repayments of Long-Term Debt                                                      (662)       (625)
Proceeds from the Issuance of Stock                                                337         170
Redemption of Preferred Stock                                                     (372)       (150)
Treasury Stock Purchased                                                           (73)     (1,031)
Cash Dividends Paid                                                               (295)       (296)
                                                                              --------    --------
Net Cash Provided (Used) by Financing Activities                                 3,683      (5,586)
                                                                              --------    --------
Effect of Exchange Rate Changes on Cash and Due from Banks                          14          20
                                                                              --------    --------
Net Decrease in Cash and Due from Banks                                           (798)       (256)
Cash and Due from Banks at January 1,                                           15,704      14,605
                                                                              --------    --------
Cash and Due from Banks at March 31,                                          $ 14,906    $ 14,349
                                                                              ========    ========
Cash Interest Paid                                                            $  3,690    $  2,908
                                                                              --------    --------
Taxes Paid                                                                    $    159    $    160
                                                                              --------    --------

     The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

--------------------------------------------------------------------------------
See Glossary of Terms on page 34 for definition of terms used throughout the Notes to Financial Statements.
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of The Chase Manhattan Corporation and Subsidiaries ("Chase") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. In addition, certain amounts have been reclassified to conform to the current presentation.

Effective January 1, 1998, Chase implemented SFAS 127, which had deferred the effective date of SFAS 125 relating to the accounting for securities lending, repurchase agreements and other secured financing transactions. Under SFAS 125, resale agreements and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively, when certain criteria are met. If the criteria are not met, Chase accounts for its resale agreements as purchases of securities with related off-balance sheet forward commitments to resell and accounts for its repurchase agreements as sales of securities with related off-balance sheet forward commitments to repurchase. For resale agreements accounted for as secured lending transactions where Chase, as the secured party, has taken control of securities received as collateral, Chase recognizes the securities in Trading Assets and records an obligation to return those securities in Trading Liabilities. For repurchase agreements accounted for as secured borrowing transactions where the secured party has taken control of securities pledged by Chase as collateral, Chase reclassifies the securities pledged as a receivable, if material. Chase monitors the market value of securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate. The impact of adopting SFAS 127 on Chase's earnings, liquidity and capital resources is not material.

In March 1998, the AICPA issued SOP 98-1, which becomes effective for financial statements for calendar year 1999. Chase elected early adoption beginning in the 1998 first quarter. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Chase capitalized $17 million of these costs in the 1998 first quarter.

NOTE 2- EARNINGS PER SHARE

For a discussion of Chase's current earnings per share policy, see Note Ten of the 1997 Annual Report. For the calculation of basic and diluted EPS for the three-month periods ended March 31, 1998 and 1997, see Exhibit 11 on page 38.

NOTE 3- COMPREHENSIVE INCOME

Effective with the first quarter 1998, Chase adopted SFAS 130, which defines and establishes the standards for reporting comprehensive income. Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation, each of which includes the impact of related derivatives. Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

==================================================================================================================================

Three Months Ended March 31,
(in millions)
                                                  1998                                                    1997
                         -----------------------------------------------------    ------------------------------------------------
                                            Net Unrealized       Accumulated                       Net Unrealized     Accumulated
                          Accumulated        Gain(Loss) on          Other         Accumulated      Gain(Loss) on        Other
                          Translation         Securities        Comprehensive     Translation        Securities      Comprehensive
                          Adjustment      Available-for-Sale       Income         Adjustment     Available-for-Sale     Income
                          ----------      ------------------    -------------     -----------    ------------------  -------------
Beginning Balance          $      17           $    95            $    112         $      17        $    (288)         $    (271)
Change During Period              --                22                  22                 1             (271)              (270)
                           ---------           -------            --------         ---------        ----------         ---------
Ending Balance             $      17           $   117 (a)        $    134         $      18        $    (559) (a)     $    (541)
                           =========           =======            ========         =========        =========          =========

----------------------------------------------------------------------------------------------------------------------------------

(a) Represents the tax effected difference between the fair value and amortized cost of both the Available-for-Sale securities portfolio and securities classified as loans, which are subject to the provisions of SFAS 115. See Note Five.
================================================================================

Part I
Item 1. (continued)

NOTE 4 - RESTRUCTURING COSTS

During the 1998 first quarter, Chase incurred a one-time pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. Annual savings from these actions are expected to amount to approximately $460 million, which will be reinvested in Chase's high-growth businesses. The majority of these costs relate to anticipated staff reductions of approximately 4,500 existing positions (approximately $338 million), costs in connection with planned dispositions of certain premises and equipment (approximately $144 million) and other expenses (approximately $28 million). As of March 31, 1998, an immaterial amount was applied against the reserve.

Residual merger-related expenses of $11 million and $30 million were incurred in the first quarters of 1998 and 1997, respectively, relating to the merger of The Chase Manhattan Corporation and Chemical Banking Corporation. Cumulative-to-date merger-related expenses have amounted to $367 million, in addition to the $1.65 billion restructuring charge taken at the March 31, 1996 merger date. For a further discussion of Chase's merger-related restructuring costs, refer to Note Twelve and page 29 of Chase's 1997 Annual Report.

NOTE 5 - SECURITIES
For a discussion of the accounting policies relating to securities, see Note One of Chase's 1997 Annual Report.

The amortized cost and estimated fair value of Chase's securities, including the impact of related derivatives, are presented in the following table.

================================================================================================================================

(in millions)                                                        March 31, 1998                         December 31, 1997
                                                             -----------------------------          ----------------------------
Available-for-Sale Securities                                Amortized             Fair             Amortized            Fair
                                                                Cost               Value (a)           Cost             Value (a)
                                                             ----------          ---------          ----------        ----------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                           $   31,711          $  31,792          $   27,849        $   27,943
        Collateralized Mortgage Obligations                       2,284              2,287               2,013             2,018
        Other, primarily U.S. Treasuries                         14,391             14,296              11,492            11,461
Obligations of State and Political Subdivisions                     266                266                 274               276
Debt Securities Issued by Foreign Governments                     6,708              6,724               6,153             6,138
Corporate Debt Securities                                           295                303                 606               622
Equity Securities                                                   860              1,017                 876             1,015
Other, primarily Asset-Backed Securities (b)                        435                423                 308               282
                                                             ----------          ---------          ----------        ----------
        Total Available-for-Sale Securities (c)              $   56,950          $  57,108          $   49,571        $   49,755
                                                             ==========          =========          ==========        ==========

Held-to-Maturity Securities
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                           $    1,169          $   1,182          $    1,256        $    1,267
        Collateralized Mortgage Obligations                       1,474              1,474               1,660             1,661
        Other, primarily U.S. Treasuries                             55                 55                  52                52
Other, primarily Asset-Backed Securities (b)                         13                 14                  15                15
                                                             ----------          ---------          ----------        ----------
        Total Held-to-Maturity Securities                    $    2,711          $   2,725          $    2,983        $    2,995
                                                             ==========          =========          ==========        ==========

--------------------------------------------------------------------------------------------------------------------------------

(a) Gross unrealized gains and losses on available-for-sale securities were $340 million and $182 million, respectively, at March 31, 1998 and $386 million and $202 million, respectively, at December 31, 1997. Gross unrealized gains and losses on held-to-maturity securities were $17 million and $3 million, respectively, at March 31, 1998 and $16 million and $4 million, respectively, at December 31, 1997.

(b) Includes collateralized mortgage obligations of private issuers which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans, including the impact of related derivatives, were $771 million and $798 million, respectively, at March 31, 1998. This compares with $1,005 million and $982 million, respectively, at December 31, 1997.

================================================================================

Part I
Item 1. (continued)

Net gains from available-for-sale securities sold in the first quarter of 1998 amounted to $83 million (gross gains of $134 million and gross losses of $51 million). Net gains on these sales for the same period in 1997 amounted to $101 million (gross gains of $116 million and gross losses of $15 million)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

For a discussion of these business trusts, see page 58 of Chase's 1997 Annual Report.

The following is a summary of Chase's outstanding capital securities, net of discount, issued by each trust as of March 31, 1998:

==========================================================================================================================
                           Amount of
                      Capital Securities,      Stated Maturity            Interest Rate                 Interest
Name of Trust           Net of Discount     of Capital Securities     of Capital Securities           Payment Dates
                         (in millions)
--------------------------------------------------------------------------------------------------------------------------
Chase Capital I            $  600                12/1/2026                  7.67%           Semi-annual -commencing 6/1/97
Chase Capital II              494                 2/1/2027           LIBOR + .50%           Quarterly - commencing 5/1/97
Chase Capital III             296                 3/1/2027           LIBOR + .55%           Quarterly - commencing 6/1/97
Chase Capital IV              350                12/6/2027                  7.34%           Quarterly - commencing 3/31/98
Chase Capital V               200                3/31/2028                  7.03%           Quarterly - commencing 3/31/98
                           ------
         Total             $1,940
                           ======
==========================================================================================================================

NOTE 8 - RISK-BASED CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note Seventeen of Chase's 1997 Annual Report.

The following table presents the capital ratios for Chase and its significant banking subsidiaries. Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

=========================================================================================

March 31, 1998 ($ in millions,                   The Chase        Chase
 except ratios)                  Chase        Manhattan Bank      Texas       Chase USA

-----------------------------------------------------------------------------------------
Tier 1 Capital Ratio (a)(c)      8.06%               7.27%        8.04%          7.95%
Total Capital Ratio (a)(c)      11.86%              10.96%       11.00%         11.68%
Tier 1 Leverage Ratio (b)(c)     6.02%               5.38%        6.83%          7.80%

Tier 1 Capital               $ 22,643           $  16,546      $ 1,498        $ 2,407
Total Qualifying Capital       33,319              24,952        2,050          3,537
Risk-Weighted Assets          280,825             227,584       18,629         30,284
Adjusted Average Assets       375,840             307,487       21,920         30,852

-----------------------------------------------------------------------------------------

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

================================================================================

Part I
Item 1. (continued)

NOTE 9 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

Chase utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). For a discussion of the various financial instruments used and the credit and market risks involved, see Note Eighteen of Chase's 1997 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

===============================================================================================================================
                                                             Notional Amounts                        Credit Exposure
                                                         March 31,        December 31,          March 31,          December 31,
(in billions)                                                1998              1997               1998                 1997
-------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts
Interest Rate Swaps
  Trading                                              $   3,486.1         $  3,206.0        $     11.9              $   14.0
  ALM                                                        103.2               98.2               0.7                   0.6
Futures, Forwards and Forward Rate Agreements
  Trading                                                  1,651.9            1,643.7               0.3                   0.3
  ALM                                                         57.2               42.6                --                    --
Purchased Options
  Trading                                                    339.1              316.1               1.7                   1.7
  ALM                                                         43.2               13.1                --                    --
Written Options
  Trading                                                    442.8              395.7                --                    --
  ALM                                                         26.0                0.2                --                    --
                                                       -----------         ----------        ----------              --------
    Total Interest Rate Contracts                      $   6,149.5         $  5,715.6        $     14.6              $   16.6
                                                       ===========         ==========        ==========              ========
------------------------------------------------------------------------------------------------------------------------------

Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                              $   1,508.0         $  1,521.7        $     11.4              $   14.4
  ALM                                                         67.4               72.6                --                    --
Other Foreign Exchange Contracts (a)
  Trading                                                    411.6              358.7               6.7                   5.8
  ALM                                                          7.8                5.2                --                    --
                                                       -----------         ----------        ----------              --------
    Total Foreign Exchange Contracts                   $   1,994.8         $  1,958.2        $     18.1              $   20.2
                                                       ===========         ==========        ==========              ========
------------------------------------------------------------------------------------------------------------------------------

Equity, Commodity and Other Contracts
  Trading                                              $      77.4         $     64.4        $      2.7              $    1.6
                                                       -----------         ----------        ----------              --------
  Total Equity, Commodity and Other Contracts          $      77.4         $     64.4        $      2.7              $    1.6
                                                       ===========         ==========        ==========              ========
------------------------------------------------------------------------------------------------------------------------------

Total Credit Exposure Recorded on the Balance Sheet                                          $     35.4              $   38.4

------------------------------------------------------------------------------------------------------------------------------

(a) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $158.3 billion, $146.1 billion and $115.0 billion, respectively, at March 31, 1998, compared with $123.9 billion, $126.6 billion and $113.4 billion, respectively, at December 31, 1997.

================================================================================

Part I
Item 1. (continued)

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note Twenty-One of its 1997 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

==================================================================================================================================
                                                 March 31, 1998                                      December 31, 1997
                                   -------------------------------------------        -----------------------------------------
                                   Carrying      Estimated       Appreciation/        Carrying     Estimated      Appreciation/
  (in millions)                       Value      Fair Value      (Depreciation)           Value    Fair Value     (Depreciation)
----------------------------------------------------------------------------------------------------------------------------------

Total Financial Assets             $  356,932     $   359,702     $   2,770          $   357,077    $   359,975     $    2,898
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  342,299     $   341,684           615          $   342,501    $   341,700            801
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   3,385                                         $    3,699
                                                                  =========                                         ==========
==================================================================================================================================

Derivative contracts used for ALM activities had an unrecognized net loss of $471 million at March 31,1998 and an unrecognized net loss of $489 million at December 31, 1997, both of which are included in the above amounts. Derivative contracts used by Chase to reduce its exposure to prepayment risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107 are excluded from the above table. At March 31, 1998 and December 31, 1997, these derivative contracts had an unrecognized net gain of $79 million and $100 million, respectively. Also not included in the above table is an unrecognized net gain from daily margin settlements on open future contracts of $4 million at March 31, 1998 and an unrecognized net loss of $3 million at December 31, 1997.

NOTE 11 - SUBSEQUENT EVENT

On March 17, 1998, Chase's Board of Directors approved a two-for-one stock split, subject to stockholder approval at Chase's annual meeting on May 19th. If approved by the stockholders, the stock split is intended to be effective at the close of business on May 20, 1998. Assuming stockholder approval of the split, Chase's basic and diluted pro-forma EPS for the 1998 first quarter would be $0.82 and $0.80, respectively. The comparable amounts for the 1997 first quarter would be $1.01 and $0.99 per share, respectively.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                (in millions, except per share data, and ratios)

(As of or for the period ended)                      1998                                               1997
                                                  ----------                    ------------------------------------------------
                                                     First       Over(Under)     Fourth         Third      Second         First
                                                    Quarter        1Qtr97        Quarter       Quarter     Quarter       Quarter
                                                    -------        ------        -------       -------     -------       -------
AS REPORTED BASIS:
Total Revenues                                     $  4,629         12%         $  4,084      $  4,409     $ 4,140      $  4,150
Noninterest Expenses
  (excluding Restructuring Costs)                     2,614          8             2,470         2,590       2,400         2,417
Restructuring Costs                                     521         NM                20            71          71            30
Provision for Credit Losses                             344         56               205           190         189           220
Net Income                                         $    725        (22)         $    874      $    982     $   925      $    927
Net Income Per Common Share: (a)
  Basic                                            $   1.64        (19)         $   1.99      $   2.23     $  2.06      $   2.02
  Diluted                                              1.59        (19)             1.94          2.16        2.00          1.97
Cash Dividends Declared                                0.72         16              0.62          0.62        0.62          0.62
Book Value at Period End                              48.55         14             47.51         46.19       44.44         42.59
Market Value at Period End                           134.88         44            109.50        118.00       97.06         93.88

Performance Ratios: (b)
Return on Average Common Equity                       13.77%                       17.02%        19.63%      19.23%        19.12%
Return on Average Assets                               0.78                         0.92          1.08        1.06          1.11

MANAGED OPERATING BASIS: (c)
Operating Revenues                                 $  4,909         14          $  4,289      $  4,658     $  4,407     $  4,320
Operating Noninterest Expenses                        2,610         10             2,467         2,499        2,400        2,364
Credit Costs (d)                                        628         44               471           445          456          437
Operating Net Income                                  1,053         11               850         1,081          969          949
Cash Operating Earnings                               1,091         12               882         1,105          994          976
Shareholder Value Added (SVA)                           404         23               205           441          352          329
Operating Net Income Per Common Share: (a)
  Basic                                            $   2.41         16          $   1.93      $   2.46     $   2.17     $   2.08
  Diluted                                              2.35         16              1.89          2.38         2.11         2.02

Performance Ratios: (b)
Operating Return on Average Common Equity              20.3%                        16.5%         21.7%        20.2%        19.6%
Cash Return on Average Common Equity                   21.1                         17.2          22.2         20.8         20.2
Common Dividend Payout Ratio                             30                           32            25           29           30
Efficiency Ratio                                         53                           57            53           54           55

Selected Balance Sheet Items:
Loans - Managed                                    $186,067          9          $185,306      $178,892     $173,948     $170,060
Total Assets - Managed                              383,838          8           382,373       382,379      366,024      354,516
--------------------------------------------------------------------------------------------------------------------------------

(a) Effective December 31,1997, Chase adopted SFAS 128 relating to the computation of earnings per share ("EPS"), which replaced primary EPS with basic EPS and fully-diluted EPS with diluted EPS. Prior period amounts have been restated.
(b)  Performance ratios are based on annualized amounts.
(c) Excludes the impact of credit card securitizations, restructuring costs and special items. See Glossary of Terms on page 34.
(d) Includes provision for credit losses, foreclosed property expenses and charge-offs related to the securitized credit card portfolio.
NM   Not Meaningful

Certain forward-looking statements contained herein are subject to risks and uncertainties. Chase's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the 1997 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 34 for a definition of terms used throughout the 10-Q.

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

Operating net income for the 1998 first quarter increased to $1,053 million from $949 million in the first quarter of 1997. Diluted operating earnings per share were $2.35 in the first quarter of 1998, a 16% increase when compared with $2.02 in the 1997 first quarter. The 1998 first quarter was marked by growing trading, investment banking, equity-related and Global Services revenues, as well as by solid performance in National Consumer Services.

For the first quarter of 1998, reported net income was $725 million or $1.59 per share on a diluted basis, compared with $927 million or $1.97 per share in the 1997 first quarter. The results for the 1998 first quarter reflected a previously-announced, one time charge of $510 million ($320 million after-tax) taken in connection with initiatives to streamline support functions and realign certain business functions. It is anticipated that annual savings from these actions will amount to approximately $460 million, which will be reinvested in Chase's high-growth businesses.

First quarter 1998 financial highlights:
         -  Operating diluted earnings per share rose 16%.
         -  Total managed revenues increased 14% to $4.9 billion.
         -  Return on common stockholders' equity rose to 20.3% from 19.6%.

Total noninterest operating expenses were $2,610 million in the 1998 first quarter, a 10% increase from the prior-year quarter, reflecting increased incentives related to higher Global Banking revenues and increased investment spending on new product offerings.

The impact of economic conditions in Asia on 1998 first quarter results included an increase in total nonperforming assets related to Asia (including derivatives) to $243 million at March 31, 1998 and Asian commercial net charge-offs for the 1998 first quarter of $92 million. Total exposure to Indonesia, Korea and Thailand was reduced by 26% to $7.5 billion at March 31, 1998 from $10.1 billion at December 31, 1997. Total nonperforming assets at March 31, 1998 were $1,335 million compared with $1,018 million at December 31,1997.

As part of its Business Effectiveness Review Project, Chase launched Chase Business Services on April 6th. Chase Business Services is Chase's "shared services" entity, intended to provide support services for Chase more efficiently and at lower cost. Additionally, business restructuring in all three major lines of business was well underway by the end of the 1998 first quarter.

In the first quarter of 1998, Chase raised the cash dividend on its common stock to $.72 per share, from $.62 per share.

At March 31, 1998, Chase's Tier 1 Capital and Total Capital ratios were 8.1% and 11.9%, respectively, and at March 31,1998, Chase and each of its depository institutions were "well capitalized".

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

As of January 1,1998, Chase adopted Shareholder Value Added (SVA) as its primary measure of business unit performance. SVA represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) less an explicit charge for allocated capital. For a further discussion of Chase's line of business franchises and its capital allocation method under SVA, reference is made to pages 21 and 24-25 of the 1997 Annual Report.

Lines of Business Results
Management measures Chase's financial performance and that of its business units based on managed operating earnings, which excludes the impact of credit card securitizations, restructuring costs and special items.

===================================================================================================================================

For Three Months Ended                      Global                    National              Global Services
March 31,                                   Banking (a)          Consumer Services (a)      (Within CTS) (a)         Total (b)
                                     -------------------------  ----------------------   -------------------     -------------
(in millions, except ratios)          1998              1997     1998             1997     1998         1997      1998       1997
                                      ----              ----     ----             ----     ----         ----      ----       ----

Net Interest Income - Managed (c)    $    734    $      793   $    1,383    $   1,302   $    291   $    244  $    2,279  $    2,194
Noninterest Revenue - Managed (c)       1,730         1,336          558          484        344        316       2,630       2,126
Noninterest Expense                     1,130           994          978          940        449        407       2,610       2,364
                                     --------    ----------   ----------    ---------   --------   --------  ----------       -----
Operating Margin                        1,334         1,135          963          846        186        153       2,299       1,956
Credit Costs                              100            98          543          426          1          1         628         437
                                     --------    ----------   ----------    ---------   --------   --------  ----------  ----------
Operating Income Before Taxes           1,234         1,037          420          420        185        152       1,671       1,519
Income Taxes                              470           389          159          165         70         58         618         570
                                     --------    ----------   ----------    ---------   --------   --------  ----------  ----------
Operating Earnings (d)               $    764    $      648   $      261    $     255   $    115   $     94  $    1,053  $      949
                                     ========    ==========   ==========    =========   ========   ========  ==========  ==========
Cash Operating Earnings (e)          $    770    $      654   $      287    $     270   $    119   $     97  $    1,091  $      976
                                     ========    ==========   ==========    =========   ========   ========  ==========  ==========

Average Common Equity                $ 13,486    $   12,332   $    6,969    $   5,415   $  1,369   $  1,421  $   20,349  $   18,494
Average Assets - Managed             $278,140    $  249,581   $  104,928    $  91,009   $  9,526   $  9,123  $  394,302    $352,382
Shareholder Value Added              $    317    $      223   $       54    $      81   $     73   $     48  $      404  $      329
Cash Return on Common Equity             22.5%        20.4%          16.1%       19.1%      34.5%      26.6%       21.1%      20.2%
Efficiency Ratio - Managed                 46%           47%          50%          53%        71%        73%         53%        55%
===================================================================================================================================

Note: Lines-of-business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization.
(a) Only the global banking portion of Chase Texas is reported in the total Global Banking line of business results. The consumer- and global services-related results for Chase Texas are reported as part of National Consumer Services ("NCS") and Chase Technology Solutions ("CTS") lines of business results, respectively.
(b) Total column includes Corporate results. See description of Corporate on page 17.
(c) Trading-related net interest income is reflected in Noninterest Revenue - Managed.
(d)  Operating Earnings exclude restructuring costs and special items.
(e) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

================================================================================

Chase's financial performance goals over the next several years include an average return on common equity of 18% or higher, growth in managed operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share.

--------------------------------------------------------------------------------
GLOBAL BANKING
--------------------------------------------------------------------------------

Global Banking managed revenues rose 16% in the first quarter, with cash operating earnings rising 18%. SVA increased by 42% to $317 million. These improvements were driven by higher investment banking fees, trading-related revenue and revenue from equity-related investments.

The following table sets forth certain key financial performance measures of the businesses within Global Banking for the periods indicated.

==================================================================================================================================

Global Banking:
                                                           1998                                           1997
                                     ---------------------------------------------   ---------------------------------------------
Three Months Ended                                        Cash                                            Cash
March 31,                                Managed         Operating     Efficiency         Managed        Operating      Efficiency
(in millions, except ratios)            Revenues         Earnings         Ratio          Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----

Global Markets                          $     955       $    325           46%          $    901         $   325            43%

   Corporate Finance                          349             97           53                155              11            88
   Corporate Lending                          365            120           29                379             135            27
                                        ---------       --------                        --------         -------
Total Global Investment Banking
   and Corporate Lending                      714            217           40                534             146            45
Chase Capital Partners                        269            149           11                137              72            16
Global Asset Management
   and Private Banking                        191             34           69                176              33            69
Middle Market                                 199             46           53                209              56            45
Chase Texas (consolidated)                    376             94           59                330              77            62
----------------------------------------------------------------------------------------------------------------------------------

Global Markets

Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities. As a leader in capital markets, Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets, in both developed and emerging countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. Trading-related revenue for the first quarter of 1998 was $713 million, an increase of 23% from 1997 first quarter's results. Improved conditions in capital markets worldwide enabled Chase to take advantage of an attractive foreign exchange environment as well as fixed income opportunities, particularly within non-Asian emerging markets. The 1998 first quarter results reflected higher incentive costs. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for Chase's asset/liability management activities ("ALM"). ALM activities in the treasury units are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines the reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items. In the first quarter of 1998, the total return from ALM activities amounted to $85 million pre-tax before expenses.

Global Investment Banking and Corporate Lending

Global Investment Banking and Corporate Lending finances and advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industries include broker/dealers, chemicals, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail and transportation. The product offerings encompass syndicated finance, high-yield securities, mergers and acquisitions, project finance, restructuring, private placements, lease financing, trade finance and lending. Chase continues to maintain its lead position in loan syndications and in leveraged finance. Cash operating earnings in the first quarter of 1998 were $217 million, a $71 million increase when compared with 1997. The 1998 first quarter results reflect significant activity in loan syndications, as well as the growing contributions of newer businesses, such as high-yield and investment-grade underwriting and mergers and acquisitions.

Chase Capital Partners

Chase Capital Partners ("CCP") is a global private equity organization with approximately $5.4 billion under management, including $4.0 billion in equity-related investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and abroad. During the first quarter of 1998, CCP's direct investments totaled $371 million in 34 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with $124 million in 13 direct investments during the same period in 1997. CCP cash operating earnings rose $77 million to $149 million for the 1998 first quarter, marking a continuation of favorable private and public equity markets and CCP's accelerated pace of investment activities over the last several years.

Global Asset Management and Private Banking

The Global Asset Management and Private Banking Group serves a global client base of high net worth individuals, families, institutional and mutual fund and self-directed investors. Services include investment management for institutional investors globally, Chase Vista Mutual Funds (at March 31, 1998, the third largest bank-managed mutual fund family in the U.S.) and a full range of integrated private banking capabilities, investment management and advisory services, trust and estate planning, global custody, global mutual funds, credit and banking, and philanthropic advisory services. Total assets under management amounted to $167 billion at March 31, 1998. Earnings for the first quarter of 1998 were driven by a 9% growth in revenue reflecting higher trust fees.

Middle Market

Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is also the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle market companies and is lead bank for 25% of these companies. Cash operating earnings for the first quarter of 1998 were $46 million, a $10 million decrease when compared with the 1997 results reflecting lower deposit volume and spreads and a 12% increase in expenses.

Chase Texas

Chase Texas is the primary bank for more large corporations and middle market companies than any other bank in Texas. Chase Texas also maintains a strong consumer banking presence through its 125 locations. Additionally, Chase Texas is the largest bank for personal and corporate trust services in the Southwest. Managed revenues for the first quarter of 1998 increased 14% from the 1997 first quarter, reflecting continuing growth in fee-based activities, higher loan and deposit volumes, and securities gains.

--------------------------------------------------------------------------------
NATIONAL CONSUMER SERVICES (NCS)
--------------------------------------------------------------------------------

For the first quarter of 1998, NCS's cash operating earnings were $287 million, a $17 million increase over the 1997 first quarter. The increase in cash operating earnings is attributable to a 9% increase in revenue due primarily to the acquisition of The Bank of New York's ("BONY") credit card portfolio in November 1997. NCS's expenses increased in the 1998 first quarter, primarily as a result of higher credit costs for credit cards and auto loans. SVA for the 1998 first quarter was $54 million, compared with $81 million in the 1997 first quarter. The decline in SVA is due to more capital being allocated to NCS as a result of recent acquisitions.

The following table sets forth certain key financial performance measures of the businesses within NCS for the periods indicated.

==================================================================================================================================

National Consumer Services:
                                                           1998                                           1997
                                     ---------------------------------------------   ---------------------------------------------
Three Months Ended                                        Cash                                            Cash
March 31,                                Managed         Operating     Efficiency         Managed        Operating      Efficiency
(in millions, except ratios)            Revenues         Earnings        Ratio           Revenues        Earnings        Ratio
                                        --------         --------        -----           --------        --------        -----
Cardmember Services                     $     931       $    111          35%           $    796         $    80           41%
Regional Consumer Banking                     567             84          72                 558              92           71
Chase Home Finance                            246             66          52                 250              62           52
Diversified Consumer Services (a)             183             25          57                 165              27           55
----------------------------------------------------------------------------------------------------------------------------------

(a) Insurance products, which are managed within Diversified Consumer Services, but included for reporting purposes in Cardmember Services, Regional Consumer Banking, and Chase Home Finance, generated revenues of $29 million and $24 million in 1998 and 1997, respectively.
================================================================================

Cardmember Services

Chase Cardmember Services ("CCS") ranks as the fourth largest bank card issuer in the United States with a $31 billion managed portfolio at March 31, 1998. CCS also reflects the results of Chase's international consumer business, which includes The Manhattan Card Company Limited, the third-largest credit card issuer in Hong Kong (which became wholly owned in 1998), and includes consumer banking activities in Hong Kong, Panama and the Eastern Caribbean. CCS's cash operating earnings for the first quarter of 1998 were $111 million, a $31 million or 39% increase, over 1997. The increase was driven by a 20% revenue growth in the domestic portfolio, which benefited from the aforementioned BONY acquisition and increased co-branded activities. These positive results were partially offset by increased charge-offs and the effect of the economic environment in Asia on Chase's international consumer businesses.

Regional Consumer Banking

At March 31, 1998, Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It is also a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through the largest branch and proprietary ATM networks in the NY metropolitan region plus state-of-the-art telephone, PC and Internet services. Cash operating earnings for the first quarter of 1998 were $84 million, a 9% decrease from first quarter 1997, reflecting higher expenses related to systems integration and enhancements, particularly within Chase Texas' retail businesses.

Chase Home Finance

At March 31, 1998, Chase Home Finance is the third-largest originator and servicer of residential mortgage loans in the U.S., serving more than 1.9 million customers nationwide. It is also a leading provider of home-equity secured lending and manufactured housing financing. At March 31, 1998, Chase's residential mortgage servicing portfolio totaled $171 billion. During the first quarter of 1998, $16 billion in residential mortgage loans were originated. Cash operating earnings improved to $66 million in the 1998 first quarter, a $4 million increase from the comparable 1997 quarter, reflecting the continued growth in mortgage originations partially offset by higher prepayments resulting from greater refinancing activity. Excluding the impact of two discontinued product lines, cash operating earnings would have risen 14%.

Diversified Consumer Services

Diversified Consumer Services ("DCS") is a leading provider of automobile financing, student lending, and unsecured consumer lending. At March 31, 1998, Chase Auto Finance had $14 billion in retained outstandings with $3 billion in new originations for the first quarter of 1998. In addition to its financing activities, DCS offers brokerage services, insurance and investment products nationwide. DCS's revenues for the first quarter of 1998 increased 11% as a result of loan growth. However, cash operating earnings of $25 million for the first quarter of 1998 declined 7%, when compared with the 1997 first quarter, as a result of higher expenses and an increase in the credit provision associated with the business volume growth.

--------------------------------------------------------------------------------
CHASE TECHNOLOGY SOLUTIONS
--------------------------------------------------------------------------------

Chase Technology Solutions ("CTS") combines Chase's global services businesses, information technology and operations, and electronic commerce initiatives into a single group. Global Services is a leading provider of information and transaction services globally and includes custody, cash management, trust and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $4.7 trillion in assets and serviced over $3.0 trillion in outstanding debt at March 31, 1998. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Cash operating earnings for Global Services in the first quarter of 1998 was $119 million, an increase of $22 million or 23% from first quarter 1997. SVA for Global Services in the 1998 first quarter was $73 million, a 52% increase when compared with first quarter 1997. These improvements resulted from revenue growth across all three businesses within Global Services (Chase Treasury Solutions, global investor services and global trust) reflecting increased assets under trust and custody, higher deposit levels and the benefit of ongoing productivity initiatives.

--------------------------------------------------------------------------------
CORPORATE
--------------------------------------------------------------------------------

Corporate includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate also includes unallocated special items. For the first quarter of 1998, Corporate had a cash operating loss of $85 million compared to a cash operating loss of $45 million in 1997.

Reconciliation of Reported Results to Managed Operating Results

The following supplemental information provides a reconciliation between Chase's reported results and Chase's results on a managed operating basis.

==================================================================================================================================
                                            First Quarter 1998                                   First Quarter 1997
                            ------------------------------------------------     -------------------------------------------------

                                                                    Managed                                               Managed
                            Reported      Credit Card    Special   Operating      Reported     Credit Card     Special   Operating
(in millions, except         Results    Securitizations   Items      Basis         Results   Securitizations    Items      Basis
 per share data)               (a)            (b)          (c)                       (a)           (b)            (d)
                             -------    ---------------   -----      -----         -------   ---------------    -----      -----

EARNINGS
Total Revenue               $  4,629      $    280      $   --     $  4,909        $ 4,150      $   214       $   (44)   $  4,320
Noninterest Expense            2,610            --          --        2,610          2,414           --           (50)      2,364
                            --------      --------      ------     --------        -------      -------       -------    --------

Operating Margin               2,019           280          --        2,299          1,736          214             6       1,956
Credit Costs                     348           280          --          628            223          214            --         437
                            --------      --------      ------     --------        -------      -------       -------    --------
Income Before
  Restructuring Costs          1,671            --          --        1,671          1,513           --             6       1,519
Restructuring Costs              521            --        (521)          --             30           --           (30)         --
                            --------      --------      ------     --------        -------      -------       -------    --------

Income Before Taxes            1,150            --         521        1,671          1,483           --            36       1,519
Tax Expense                      425            --         193          618            556           --            14         570
                            --------      --------      ------     --------        -------      -------       -------    --------

Net Income                  $    725      $     --      $  328     $  1,053        $   927      $    --       $    22    $    949
                            ========      ========      ======     ========        =======      =======       =======    ========

NET INCOME PER COMMON SHARE
Basic                       $  1.64                                $   2.41        $  2.02                               $    2.08
Diluted                     $  1.59                                $   2.35        $  1.97                               $    2.02

----------------------------------------------------------------------------------------------------------------------------------

(a) Represents results reported in Chase's financial statements, except restructuring costs have been separately displayed and foreclosed property expense is included in credit costs.
(b) Represents the impact of credit card securitizations. The line items on the income statement impacted are net interest income ($348 million in 1998 and $298 million in 1997), provision for credit losses ($280 million in 1998 and $214 million in 1997), credit card revenue ($66 million in 1998 and $68 million in 1997) and other revenue ($2 million in 1998 and $16 million in
     1997).
(c) Includes restructuring costs and special items. Restructuring costs reflect the $510 million pre-tax charge ($320 million after-tax) taken in connection with initiatives to streamline support functions, and residual costs of $11 million pre-tax ($8 million after-tax) related to the merger restructuring charge.
(d) Includes restructuring costs and special items. Special items reflect a $44 million pre-tax gain from the sale of a partially-owned foreign investment and a $50 million pre-tax charge for the accelerated vesting of stock-based incentive awards.

================================================================================

--------------------------------------------------------------------------------
REPORTED RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The section below primarily discusses Chase's reported results of operations. Reported results include the impact of credit card securitizations, restructuring costs and special items.

Net Interest Income

================================================================================================================================
                                                                                                         First Quarter
                                                                                          --------------------------------------
                                                                                              1998           1997         Change
                                                                                          -----------     -----------     ------
Net Interest Income (in millions)
     Managed Basis                                                                          $   2,512      $   2,366        6%
     Impact of Securitizations                                                                   (348)          (298)
                                                                                            ---------      ---------
     Reported                                                                               $   2,164      $   2,068        5%
                                                                                            =========      =========

Average Interest-Earning Assets (in billions)
     Managed Basis                                                                          $    318.8     $   282.8       13%
     Impact of Securitizations                                                                   (17.3)        (13.4)
                                                                                            ----------     ---------
     Reported                                                                               $    301.5     $   269.4       12%
                                                                                            ==========     =========

Net Yield on Interest-Earning Assets on a Taxable Equivalent Basis
     Managed Basis                                                                               3.20%        3.40%        (20) bp
     Impact of Securitizations                                                                   (.28)        (.28)         --
                                                                                                 ----         ----
     Reported                                                                                    2.92%        3.12%        (20) bp
                                                                                                 ====         ====
--------------------------------------------------------------------------------------------------------------------------------

bp - Denotes basis points
================================================================================

Reported net interest income for the 1998 first quarter was $2,164 million, an increase of $96 million from the 1997 first quarter reflecting a higher level of interest-earning assets, primarily loans (both consumer and commercial) and securities. The 20 basis point decline in net yield is primarily due to generally narrower spreads on commercial and consumer loans and a higher level of lower-yielding available-for-sale securities.

=================================================================================================================
Average Interest-Earning Assets
                                                                             First Quarter
                                                                             -------------
(in billions)                                                   1998                                 1997
                                                    ---------------------------           -----------------------
Loans                                               $    170.5            57%             $  153.0            57%
Securities                                                55.6            18                  43.5            16
Liquid Assets                                             75.4            25                  72.9            27
                                                    ----------        ------              --------         -----
Reported Average Interest-Earning Assets            $    301.5           100%             $  269.4           100%
                                                    ==========        ======              ========         =====
=================================================================================================================

Average interest-earning assets retained on the balance sheet increased by 12% in the first quarter of 1998 principally as a result of the increase in loan volume and securities. The $17.5 billion increase in average loans retained was equally divided between the consumer and commercial portfolios, while the increase in securities was principally from the domestic available-for-sale portfolio. The growth in interest-earning assets was funded by higher deposit levels coupled with an increase in Federal funds purchased and securities sold under repurchase agreements, which provided short-term funding for trading-related positions.

Provision for Credit Losses

Chase's provision for credit losses, which equaled net charge-offs, amounted to $344 million in the 1998 first quarter and $220 million in the 1997 first quarter. For a discussion of Chase's net charge-offs, see the Credit Risk Management Section on pages 24-27.

Management expects that the provision for credit losses for full-year 1998 will be higher than the full-year 1997 provision as a result of a higher volume of credit card outstandings as well as increased charge-offs from the Asian commercial portfolio.

Noninterest Revenue

The 1998 first quarter was particularly strong (18% increase) with record or near-record results in several key areas (notably trading, investment banking and equity-related revenues as well as trust fees and credit card revenue).

=======================================================================================
Noninterest Revenue                                                 First Quarter
                                                           ----------------------------
(in millions)                                                 1998                 1997
                                                           -----------         --------
Investment Banking Fees                                    $     361           $    176
Trust, Custody and Investment Management Fees                    348                310
Credit Card Revenue                                              300                261
Service Charges on Deposit Accounts                               91                 91
Fees for Other Financial Services                                419                383
                                                           ---------           --------
    Total Fees and Commissions                                 1,519              1,221
Trading Revenue                                                  480                405
Securities Gains                                                  83                101
Revenue from Equity-Related Investments                          287                164
Other Revenue                                                     96                191
                                                           ---------           --------
     Total                                                 $   2,465           $  2,082
                                                           =========           ========
---------------------------------------------------------------------------------------

Investment banking fees of $361 million in the 1998 first quarter were more than double the $176 million of fees earned in the 1997 first quarter. These results reflect significant activity in loan syndications, as well as the growing contribution of newer businesses such as high-yield and investment-grade underwriting and mergers and acquisitions. During the first quarter of 1998, Chase moved into the top ten in worldwide mergers and acquisitions advisory business.

================================================================================================
Trust, Custody and Investment Management Fees                                  First Quarter
                                                                      --------------------------
(in millions)                                                             1998              1997
                                                                      ----------         -------
    Institutional (a)                                                 $    182           $   160
    Personal (a)                                                           114               101
    Mutual Fund Fees (a)                                                    31                23
    Other Trust Fees                                                        21                26
                                                                      --------           -------
      Total Trust, Custody and Investment Management Fees             $    348           $   310
                                                                      ========           =======
------------------------------------------------------------------------------------------------

(a) For the definitions of the above captions, see page 26 of Chase's 1997 Annual Report.
================================================================================

Trust, custody and investment management fees rose 12% to a record $348 million in the 1998 first quarter. These favorable results were largely attributable to growth in assets under custody, expanded securities lending activity, and a higher level of assets under management (including at Chase Vista mutual funds).

Credit card revenue rose $39 million, or 15%, in the 1998 first quarter as a result of continued growth in managed outstandings, including the acquisition of BONY's credit card portfolio in late 1997 and increased co-branded activities (notably Wal-Mart). The increase in revenue was partially offset by a rise in net charge-offs on the securitized portfolio, which reduced the excess servicing fees Chase received from the securitizations. Average managed credit card receivables grew to $31.8 billion in the first quarter of 1998, compared with $25.3 billion for the prior year's first quarter. For a further discussion of the credit card portfolio see page 25 of this Form 10-Q.

=======================================================================================
Fees for Other Financial Services                                     First Quarter
                                                             --------------------------
(in millions)                                                    1998              1997
                                                             --------           -------
   Fees in Lieu of Compensating Balances                     $     80           $    81
   Commissions on Letters of Credit and Acceptances                74                72
   Mortgage Servicing Fees                                         57                56
   Loan Commitment Fees                                            38                27
   Other Fees                                                     170               147
                                                             --------           -------
     Total                                                   $    419           $   383
                                                             ========           =======
=======================================================================================

The higher level of loan commitment fees for the 1998 first quarter was largely a reflection of increased activity in Chase's acquisition financing business. Higher fees related to insurance products, investment services and from loans securitized during the latter half of 1997 contributed to the increase in other fees.

===================================================================================
Trading Revenue                                                  First Quarter
                                                        ---------------------------
(in millions)                                               1998              1997
                                                        ----------         --------
Trading Revenue                                         $    480           $    405
Net Interest Income Impact (a)                               233                173
                                                        --------           --------
Total Trading-Related Revenue                           $    713           $    578
                                                        ========           ========
Product Diversification:
     Interest Rate Contracts (b)                        $    146           $    183
     Foreign Exchange Contracts (b)                          288                169
     Debt Instruments and Other (b)                          279                226
                                                        --------           --------
Total Trading-Related Revenue                           $    713           $    578
                                                        ========           ========
-----------------------------------------------------------------------------------

(a) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.
(b) For the classes of financial instruments included, see Note Two of Chase's 1997 Annual Report.
================================================================================

Trading-related revenues of $713 million for the 1998 first quarter represents another record quarter, rebounding sharply from the fourth quarter 1997 level and 23% above last year's first quarter results. Improved conditions in capital markets worldwide enabled Chase to take advantage of a favorable foreign exchange environment, as well as fixed income opportunities, particularly within non-Asian emerging markets.

Interest rate contract revenues declined modestly, mainly due to weaker results in the U.S., especially in several structured products. The rise in foreign exchange revenue reflected strong earnings across a broad spectrum of currencies, with particular emphasis on Asian markets where volatility continued to remain high. The improvement in debt instruments and other revenue was attributable to strong performances from various non-interest rate derivative product lines, as well as strong markets in Eastern European and Latin American debt instruments.

Trading revenues are affected by many factors, including volatility of currencies and interest rates, the volume of transactions executed by Chase on behalf of its customers, volatility associated with the introduction of the euro, Chase's success in proprietary positioning, the credit standing of Chase, and the steps taken by central banks and governments which affect financial markets. Chase expects its trading revenues will fluctuate as these factors vary from period to period.

Securities gains of $83 million were realized in connection with Chase's asset/liability management activities. There were lower gains on sales of securities overseas during the 1998 first quarter when compared with the prior year's first quarter, which were partially offset by higher gains in the current quarter from sales of U.S. Government and agency securities.

 Revenue from equity-related investments includes income from a wide variety of investments both in the United States and abroad. The 1998 first quarter results of $287 million were a record for Chase and were significantly higher than the prior year's quarter and the quarterly average of approximately $192 million for the previous eight quarters. The higher revenue reflects continued favorable conditions in the private and public equity markets and Chase's accelerated pace of investment activities over the last several years. At March 31, 1998, the carrying value of Chase's equity-related investments approximated $4.0 billion. Chase believes that equity-related investments will continue to make contributions to its earnings, although the timing of the recognition of gains is unpredictable and revenues could vary significantly from period to period.

===================================================================================================
Other Noninterest Revenue                                                         First Quarter
                                                                         --------------------------
(in millions)                                                                1998              1997
                                                                         --------           -------
    Residential Mortgage Origination/Sales Activities                    $     52           $    31
    Gain on Sale of a Partially-Owned Foreign Investment                       --                44
    All Other Revenue                                                          44               116
                                                                         --------           -------
       Total Other Noninterest Revenue                                   $     96           $   191
                                                                         ========           =======
===================================================================================================

Other revenue, which includes gains and losses from the sale of nonstrategic assets and from securitizations, amounted to $96 million, a decline of $95 million from the prior year's first quarter. The 1998 first quarter results included higher revenue from residential mortgage origination and sales activities, a result of a favorable interest rate environment. The 1997 first quarter results included a $44 million gain on the sale of a partially-owned foreign investment, as well as gains on sales of other nonstrategic assets and on asset securitizations. The 1997 first quarter also include $14 million of equity income from Chase's investment in CIT Group Holdings, Inc. (Chase's remaining 20% interest in CIT was sold in the fourth quarter of 1997).

Noninterest Expense

Noninterest expense, excluding restructuring costs, was $2,614 million in the 1998 first quarter, an increase of 8% from the first quarter of 1997. Increased revenues across a spectrum of Global Banking businesses contributed to an increase in incentive costs. The balance of the increase reflects operating costs related to portfolio acquisitions, investment spending on new product offerings and Year 2000, Economic and Monetary Union ("EMU") integration and other technology spending. Noninterest expense including restructuring costs was $3,135 million in the 1998 first quarter, a 28% increase from the 1997 first quarter.

================================================================================
Noninterest Expense                                          First Quarter
                                                    --------------------------
(in millions, except ratios)                           1998             1997
                                                       ----             ----
Salaries                                          $    1,254         $   1,124
Employee Benefits                                        224               222
Occupancy Expense                                        189               187
Equipment Expense                                        209               190
Other Expense                                            738               694
                                                  ----------         ---------
     Total Before Restructuring Costs                  2,614             2,417
Restructuring Costs                                      521                30
                                                  ----------         ---------
     Total                                        $    3,135         $   2,447
                                                  ==========         =========

Efficiency Ratio                                          56%               57%
Managed Efficiency Ratio (a)                              53%               55%
--------------------------------------------------------------------------------

(a)  Excludes the impact of credit card securitizations.
================================================================================

The increase in salaries for the 1998 first quarter was primarily due to higher incentive costs as a result of higher earnings across a number of businesses, investments in selected growth businesses, and competitive market pressures across many segments of Global Banking. Included in the 1997 first quarter results was a charge of $50 million reflecting the accelerated vesting of stock-based incentive awards.

================================================================================
Full-Time Equivalent Employees                         March 31,       March 31,
                                                          1998           1997
                                                       --------         -------

Domestic Offices                                         59,738          57,953
Foreign Offices                                          10,521           9,924
                                                       --------         -------
     Total Full-Time Equivalent Employees                70,259          67,877
                                                       ========         =======
================================================================================

The increased staff levels during the 1998 first quarter were primarily in NCS, reflecting increased activities, primarily due to portfolio acquisitions and volume growth.

The higher level of equipment expense was primarily the result of increased software expense to integrate and enhance processing systems throughout Chase, and technology expenditures necessary to support targeted growth businesses.

================================================================================
Other Expense                                              First Quarter
                                                    --------------------------
(in millions)                                          1998               1997
                                                       ----               ----
     Professional Services                         $     142         $     133
     Marketing Expense                                    90               103
     Telecommunications                                   77                75
     Travel and Entertainment                             52                51
     Amortization of Intangibles                          61                41
     Minority Interest                                    12                19
     Foreclosed Property Expense                           4                 3
     All Other                                           300               269
                                                   ---------         ---------
       Total                                       $     738         $     694
                                                   =========         =========
================================================================================

Other expense for the 1998 first quarter increased by $44 million due to increases in the amortization of intangibles and all other expenses. The purchase of the BONY credit card portfolio in late 1997 contributed to the increase in amortization expense. In addition, increased servicing costs for the portfolio contributed to an increase in all other expense. Professional services costs reflected higher levels of contract computer professionals associated with planned Year 2000 and the EMU efforts. Lower credit card marketing costs, and a decline in minority interest expense due to the consolidation of a foreign investment in the 1998 first quarter, partially offset these increases.

For a further discussion of Chase's Year 2000 and the EMU efforts, see pages 28-29 of Chase's 1997 Annual Report.

For a discussion of Chase's restructuring costs, see Note Four on page 8.

Income Taxes

Chase recognized income tax expense of $425 million (at a 37% effective tax rate) in the first quarter of 1998, compared with $556 million (at a 37.5% effective tax rate) in the first quarter of 1997.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 29-37 and 52 of Chase's 1997 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

================================================================================================================================
                                                                                                        Past Due 90 Days or More
                                            Credit-Related Assets          Nonperforming Assets             & Still Accruing
                                         --------------------------      -------------------------        ----------------------
                                            March 31,       Dec 31,       March 31,         Dec 31,       March 31,      Dec 31,
(in millions)                                    1998          1997            1998           1997             1998         1997
                                                 ----          ----            ----           ----             ----         ----
Consumer:
Domestic Consumer:
  1-4 Family Residential Mortgages       $    42,629      $  38,680      $     376        $    340         $      2     $      2
  Credit Card                                 13,268         15,631             --              --              263          256
  Auto Financings                             13,816         13,243             25              31               13           20
  Other Consumer                               8,408          8,543              4               7              104          142
                                         -----------      ---------      ---------        --------         --------     --------
Total Domestic Consumer                       78,121         76,097            405             378              382          420
Foreign Consumer                               4,017          3,976             22              21               25            7
                                         -----------      ---------      ---------        --------         --------     --------
Total Consumer                                82,138         80,073            427             399              407          427
                                         -----------      ---------      ---------        --------         --------     --------
Commercial:
Domestic Commercial:
  Commercial and Industrial                   36,523         37,931            367             258               19           18
  Commercial Real Estate(a)                    4,948          5,030             66              75                6           14
  Financial Institutions                       7,077          6,652              1               1               --           --
                                         -----------      ---------      ---------        --------         --------     --------
Total Domestic Commercial                     48,548         49,613            434             334               25           32
Total Foreign Commercial                      37,258         38,768            304             175               55           --
                                         -----------      ---------      ---------        --------         --------     --------
Total Commercial                              85,806         88,381            738             509               80           32
                                         -----------      ---------      ---------        --------         --------     --------
Total Loans (b)                          $   167,944      $ 168,454          1,165             908         $    487     $    459
                                         ===========      =========      ---------        --------         ========     ========
Derivative and FX Contracts              $    35,362      $  38,476             40              --         $     --     $      1
                                         ===========      =========                                        ========     ========
Assets Acquired as Loan Satisfactions                                          130             110
                                                                         ---------        --------
Total Nonperforming Assets                                               $   1,335        $  1,018
                                                                         =========        ========

================================================================================================================================

                                                                                                 Net Charge-offs
                                                                                        ------------------------------
                                                                                                 First Quarter
(in millions)                                                                             1998                  1997
                                                                                          ----                  ----
Consumer:
Domestic Consumer:
  1-4 Family Residential Mortgages                                                      $    10               $     7
  Credit Card                                                                               179                   150
  Auto Financings                                                                            23                    12
  Other Consumer                                                                             41                    40
                                                                                        -------               -------
Total Domestic Consumer                                                                     253                   209
Foreign Consumer                                                                              3                     3
                                                                                        -------               -------
Total Consumer                                                                              256                   212
                                                                                        -------               -------
Commercial:
Domestic Commercial:
  Commercial and Industrial                                                                   9                    14
  Commercial Real Estate(a)                                                                  (3)                   (4)
                                                                                        -------               -------
Total Domestic Commercial                                                                     6                    10
Total Foreign Commercial                                                                     70                    (2)
                                                                                        -------               -------
Total Commercial                                                                             76                     8
Derivative and FX Contracts                                                                  12                    --
                                                                                        -------               -------
Total Net Charge-offs                                                                   $   344               $   220
                                                                                        =======               =======
--------------------------------------------------------------------------------------------------------------------------------

(a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
(b) Total loans on a managed basis at March 31, 1998 and December 31, 1997 were $186,067 million and $185,306 million, respectively.
--------------------------------------------------------------------------------

Loan Summary

The slight decrease in loans outstanding is a result of a reduction in commercial loans. Based upon industry classifications utilized by Chase, there were no commercial and industrial industry segments which exceeded 5% of total commercial and industrial loans outstanding.

Chase's nonperforming assets at March 31, 1998 increased $317 million from the 1997 year-end level primarily due to an increase in nonperforming Asian assets and in nonperforming domestic commercial loans. Management expects that during the remainder of 1998, there will be an increase in nonperforming assets from the March 31, 1998 level, primarily as a result of continuing uncertainty in the financial conditions of certain Asian countries.

Total net charge-offs on a retained basis increased $124 million during the 1998 first quarter. Total net charge-offs on a managed basis (which excludes the impact of credit card securitizations) were $624 million in the 1998 first quarter, compared with $434 million in the first quarter of 1997. The increase in net charge-offs on both a managed and retained basis is due to the generally lower credit quality of a recently acquired credit card portfolio, a factor which was anticipated at the time of its acquisition, and increased foreign commercial charge-offs primarily as a result of conditions in Asia.

Consumer Portfolio

Domestic Consumer

Residential Mortgage Loans: Residential mortgage loans were $42.6 billion at March 31, 1998, a $3.9 billion increase during 1998, reflecting a lower interest rate environment which has increased consumer demand. At March 31, 1998, nonperforming domestic residential mortgage loans, as a percentage of the portfolio, was 0.88%, unchanged from the 1997 year-end level.

Credit Card Loans: Chase analyzes its credit card portfolio on a "managed basis", which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

The following table presents credit-related information for Chase's managed domestic credit card receivables.

========================================================================================
                                                                   As of or for the
                                                                 Three Months Ended
                                                                        March 31,
                                                            ----------------------------
(in millions, except ratios)                                    1998              1997
                                                            ------------      ----------
Average Managed Credit Card Receivables                      $  31,835        $  25,318
Past Due 90 Days or more and Accruing                        $     649        $     622
   As a Percentage of Average Credit Card Receivables             2.04%            2.46%
Net Charge-offs                                              $     459        $     358
   As a Percentage of Average Credit Card Receivables             5.77%            5.66%
----------------------------------------------------------------------------------------

The $6.5 billion increase in average managed credit card receivables is largely the result of the purchase of a credit card portfolio in late 1997, totaling approximately $4.0 billion in outstandings. The increase in net charge-off percentage is due to the generally lower credit quality of that portfolio. Management expects that domestic credit card net charge-offs, as a percentage of average managed credit card receivables, will increase modestly in 1998 when compared with 1997.

Auto Financings: The increase in retained auto financings outstanding reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $3.0 billion in the first three months of 1998, compared with $2.8 billion in 1997. Net charge-offs related to auto financings were $23 million in the 1998 first quarter, compared with $12 million in 1997. The increased level of net charge-offs related to auto financings in 1998 primarily reflects growth in the portfolio and the unfavorable performance in a discontinued product line.

Commercial Portfolio

Domestic Commercial

The solid performance in the domestic commercial portfolio continued during the 1998 first quarter as net charge-off levels remained low and the portfolio continued to maintain its strong credit quality.

Foreign Commercial

The foreign commercial portfolio totaled $37.3 billion at March 31, 1998, a decrease of $1.5 billion from the 1997 year-end. Nonperforming loan levels at March 31, 1998, as well as net charge-off levels for the 1998 first quarter, increased in comparison with the respective prior year periods, due to financial conditions in Asia.

Total nonperforming assets in Asia, including derivatives, increased by $161 million from year-end levels to $243 million at March 31, 1998. Asian commercial net charge-offs, including derivatives, for the 1998 first quarter were $92 million compared with a net recovery of $1 million in the 1997 first quarter.

Derivative and Foreign Exchange Financial Instruments

For a discussion of the derivative and foreign exchange financial instruments utilized in connection with Chase's trading and ALM activities, see pages 35-36 and Notes One and Eighteen of Chase's 1997 Annual Report. At March 31, 1998, the majority of these transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 1998 and December 31, 1997.

=================================================================================================================================
                                    At March 31, 1998                                           At December 31, 1997
                      ---------------------------------------------------      --------------------------------------------------
                      Interest      Foreign          Equity,                   Interest      Foreign        Equity,
                        Rate       Exchange       Commodity and                  Rate       Exchange     Commodity and
                      Contracts    Contracts     Other Contracts    Total      Contracts    Contracts   Other Contracts     Total
Less than 1 year          20%          95%            49%             49%          27%          95%           51%            54%
1 to 5 years              49            5             50              33           47            5            48             32
Over 5 years              31           --              1              18           26           --             1             14
                         ---          ---            ---           -----          ---          ---           ---           ----
Total                    100%         100%           100%            100%         100%         100%          100%           100%
                         ===          ===            ===           =====          ===          ===           ===           ====
=================================================================================================================================

Chase's net charge-offs arising from derivative and foreign exchange transactions were $12 million in the 1998 first quarter compared with none in 1997. At March 31,1998, nonperforming derivative contracts were $40 million compared with none in 1997. The increases in both net charge-offs and nonperforming derivative contracts were due to the financial conditions in Asia.

Cross-Border Exposure

Credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. The Asian financial turmoil, which started in July 1997, affected many countries where Chase has had long-standing banking relationships. The following table presents Chase's cross-border exposure to selected Asian countries. For a further discussion of Chase's cross-border exposure to Asian countries, see pages 34-35 of Chase's 1997 Annual Report.

==================================================================================================================================
                                                  March 31, 1998                                 December 31, 1997
                                  ----------------------------------------------    ----------------------------------------------
                                    Lending-          Foreign           Total          Lending-        Foreign           Total
Selected Asian Countries             Related         Exchange &     Cross-Border        Related      Exchange &       Cross-Border
(in billions)                     and Other (a)   Derivatives (b)     Exposure       and Other (a) Derivatives (b)     Exposure
Korea                              $   2.9          $    0.9         $   3.8        $     3.4        $   2.0         $     5.4
Hong Kong                              2.5               0.4             2.9              3.1            0.5               3.6
Indonesia                              1.5               0.5             2.0              1.8            0.8               2.6
Thailand                               1.3               0.4             1.7              1.5            0.6               2.1
Singapore                              1.2               0.4             1.6              1.2            0.6               1.8
Philippines                            0.9               --              0.9              1.1            --                1.1
Malaysia                               0.8               0.1             0.9              0.9            0.2               1.1
China                                  0.7               0.1             0.8              0.7            0.1               0.8
Taiwan                                 0.8               --              0.8              0.8            --                0.8
India                                  0.1               --              0.1              0.2            --                0.2
                                   -------          --------         -------        ---------        -------         ---------
    Total Selected Countries       $  12.7          $    2.8         $  15.5        $    14.7        $   4.8         $    19.5
                                   =======          ========         =======        =========        =======         =========
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes loans and accrued interest, interest-bearing deposits with banks, trading debt and equity instruments, acceptances, other monetary assets, issued letters of credit, undrawn commitments to extend credit and local currency assets, net of local currency liabilities.
(b) Foreign exchange largely represents the mark-to-market exposure of spot and forward contracts. Derivatives largely represent the mark-to-market exposure of risk management instruments. Mark-to-market exposure is a measure, at a point in time, of the value of a foreign exchange or derivative contract in the open market. The impact of legally enforceable master netting agreements on these foreign exchange and derivative contracts reduced exposure by $0.9 billion at March 31,1998 and $0.7 billion at December 31, 1997.

================================================================================

Allowance for Credit Losses

The following discussion of Chase's allowance for credit losses focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 36-37 and Note Five of Chase's 1997 Annual Report.

The accompanying tables reflect the activity in and composition of Chase's allowance for credit losses and certain coverage ratios related to the allowance for credit losses on loans for the periods indicated.

========================================================================================================
                                                                               First Quarter
                                                                     --------------------------------
(in millions, except ratios)                                             1998                  1997
                                                                     ------------           ---------

    Aggregate Allowance at Beginning of Period                        $    3,869            $   3,694
    Provision for Credit Losses                                              344                  220
    Charge-Offs                                                             (419)                (273)
    Recoveries                                                                75                   53
                                                                      ----------            ---------
      Net Charge-Offs                                                       (344)                (220)
    Other                                                                     (2)                   1
                                                                      -----------           ---------
    Aggregate Allowance at End of Period                              $    3,867            $   3,695
                                                                      ==========            =========

--------------------------------------------------------------------------------------------------------

                                                                       March 31,             March 31,
                                                                            1998                 1997
                                                                      -----------           ---------
Composition of Allowance for Credit Losses:
    Loans                                                             $    3,622            $   3,550
    Derivative and Foreign Exchange Contracts                                 75                   75
    Lending-Related Commitments                                              170                   70
                                                                      ----------            ---------
Aggregate Allowance                                                   $    3,867            $   3,695
                                                                      ==========            =========

--------------------------------------------------------------------------------------------------------

Allowance for Credit Losses on Loans to:
    Nonperforming Loans                                                     311%                  356%
    Loans at Period-End                                                    2.16                  2.28
    Average Loans                                                          2.12                  2.32

========================================================================================================

Chase deems its allowance for credit losses at March 31, 1998 to be adequate (i.e., sufficient to absorb losses that may currently exist in the portfolio, but are not yet identifiable). The allowance is a general allowance available for all credit activities. Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 37-41 and Notes One and Eighteen of Chase's 1997 Annual Report.

Chase uses both historic simulation and Monte Carlo statistical techniques to estimate a daily value-at-risk ("VAR"). The VAR calculation is performed for all material trading portfolios and market risk-related ALM portfolios, with results reported by business unit and in the aggregate. The total VAR for Chase's trading portfolio and market risk-related ALM portfolio as of or for the twelve month period ended March 31, 1998 was as follows:

==================================================================================================================================
                                    Marked-to-Market Trading Portfolio                   Market Risk-Related ALM Activities
                              -----------------------------------------------       ----------------------------------------------
                                                                     March 31,                                            March 31,
                                Average      Minimum       Maximum       1998        Average      Minimum       Maximum      1998
(in millions)                     VAR          VAR           VAR          VAR          VAR          VAR           VAR         VAR
                                  ---          ---           ---          ---          ---          ---           ---         ---

Interest Rate VAR             $   21.6    $     15.1    $   51.4      $  19.1       $   50.6     $   36.4     $   67.3    $   46.2
Foreign Exchange VAR               5.9           2.5        17.7          9.3              --          --           --          --
Commodities VAR                    2.7           1.1         5.0          4.0              --          --           --          --
Equities VAR                       4.7           2.1         9.4          2.6              --          --           --          --
Less:
  Portfolio Diversification      (11.9)          NM           NM        (14.5)             --          --           --          --
                              --------    ---------     --------      -------       ---------    --------     --------    --------

    Total VAR                 $   23.0    $     15.6    $   51.5      $  20.5       $   50.6     $   36.4     $   67.3    $   46.2
                              ========    ==========    ========      =======       ========     ========     ========    ========
----------------------------------------------------------------------------------------------------------------------------------

NM: Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.
================================================================================

Chase's average aggregate VAR (VAR for both trading and ALM activities), for the twelve month period ended March 31, 1998, was $56.3 million. Chase's aggregate VAR at March 31, 1998 was $48.6 million. Chase's aggregate average and period end VAR are less than the sum of the respective trading and ALM VARs shown in the above table due to risk-offsets resulting from portfolio diversification which occur across the trading and ALM portfolios.

Chase was among the earliest adopters of the Basle market risk capital rules. Both for regulatory compliance with the Basle rules and for internal evaluation of VAR, Chase conducts daily backtesting of its VAR against trading revenues. For aggregate mark-to-market activities, there were no days in the first quarter of 1998 in which VAR was exceeded by a daily trading loss.

Management believes stress tests are an essential complement to VAR. At Chase, stress tests are an integral part of an effective risk management process, and have assumed an equal standing to VAR as a risk measurement and control technique for market risk. As of March 31, 1998, Chase conducted monthly stress tests, consisting of five historical and three hypothetical scenarios, for all material trading portfolios and market risk-related ALM portfolios. Since December 31, 1997, stress test results have been incorporated into Chase's internal capital allocation methodology, which provides a significant incentive for active management of aggregate exposures to difficult market environments.

Trading Activities

The following chart contains a histogram of Chase's daily market risk-related revenue, which is defined as the daily change in value of marked-to-market trading portfolios plus any trading-related net interest income.

       [GRAPHIC OF DAILY CHANGES IN MARKET RISK-RELATED TRADING REVENUE -
                                SEE APPENDIX I]

Based on actual trading results for the twelve months ended March 31, 1998, Chase posted positive daily market risk-related revenue for 229 out of 259 business trading days with 85 days exceeding positive $15 million over the past twelve months. This compares with 42 days exceeding positive $15 million for the twelve months ended March 31, 1997. The large increase in days exceeding positive $15 million reflected continued efforts to build key trading activities. Chase incurred five daily trading losses in excess of negative $15 million over the past twelve months. Four of these five losses resulted from sharp price declines and a loss of liquidity for certain securities, particularly emerging market debt instruments, during the difficult and unusually volatile trading markets in late October 1997.

Asset/Liability Management

Measuring Interest Rate Sensitivity: Chase, as part of its ALM process, employs a variety of cash (primarily securities) and derivatives instruments in managing its exposure to fluctuations in market interest rates. In managing exposure, Chase uses quantifications of net gap exposure and measurements of earnings at risk (the risk to earnings from adverse movements in interest rates) based on earnings simulations. An example of aggregate net gap analysis is presented below.

Condensed Interest-Rate Sensitivity Table

==============================================================================================================================
(in millions)                                     1-3           4-6            7-12            1-5          Over
At March 31, 1998                                 Months        Months         Months         Years       5 Years        Total
                                                  ------        ------         ------         -----       -------        -----
Balance Sheet                                   $(28,140)     $  1,393       $  8,290       $38,192       $(19,735)      $ ---
Derivative Instruments Affecting
  Interest-Rate Sensitivity                        5,868        (4,014)        (7,408)        1,438          4,116         ---
Interest-Rate Sensitivity Gap                    (22,272)       (2,621)           882        39,630        (15,619)        ---
Cumulative Interest-Rate
  Sensitivity Gap                                (22,272)      (24,893)       (24,011)       15,619            ---         ---
% of Total Assets                                  (6%)          (7%)            (7%)           4%             ---         ---
==============================================================================================================================

At March 31, 1998, Chase had $24.0 billion more liabilities than assets repricing within one year (including the net repricing effects of derivative positions), or 7% of total assets. This compares with $17.8 billion more liabilities than assets repricing within one year, or 5% of total assets, at December 31, 1997.

At March 31, 1998, based on Chase's simulation model and applying immediate increases in various market interest rates (100 bp increase for US dollar-denominated positions and 100 bp to 1500 bp increases for non-US dollar-denominated positions), earnings at risk over the next twelve months are estimated to be approximately 5.5% of projected 1998 after-tax income (before restructuring costs). At December 31, 1997, Chase's earnings at risk to an immediate rise in interest rates was estimated to be approximately 3.5% of after-tax income. The increase in earnings at risk from year-end reflects a higher level of fixed-rate investment securities funded by floating-rate liabilities. The hypothetical rate shocks are used to calibrate risk that Chase believes to be reasonably possible of occurring in the near-term, but these scenarios do not necessarily represent management's current view of future market developments.

Impact of ALM Derivative Activity:

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at March 31, 1998 and December 31, 1997.

======================================================================================================
                                                          March 31,      December 31,
(in millions)                                                  1998                1997         Change
                                                       ------------     ---------------       --------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                             $      22             $     -        $    22
  Net Unrecognized Gains (Losses) (a)                          (388)               (392)             4
                                                          ---------             -------        -------
      Net ALM Derivative Gains (Losses)                   $    (366)            $  (392)       $    26
                                                          =========             =======        =======
------------------------------------------------------------------------------------------------------

(a) These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts.
================================================================================

--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 41-43 and Note Seventeen of Chase's 1997 Annual Report.

Capital

Chase's capital levels at March 31, 1998 remained well in excess of regulatory guidelines. At March 31, 1998, Tier 1 and Total Capital ratios were 8.1% and 11.9%, respectively, and the Tier 1 leverage ratio was 6.0%. At March 31, 1998, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $33.3 billion, the same level as at December 31, 1997. The amount of retained earnings (net income less common and preferred dividends) generated during the first quarter of 1998 and the issuance of $200 million (net of discount) of capital securities issued during the quarter by certain Chase subsidiaries (see
Note 7 of this Form 10-Q), was offset by the redemption of preferred stock.

In the first quarter of 1998, Chase raised the cash dividend on its Common Stock to $.72 per share from $.62 per share. Management currently expects that Chase's dividend policy will generally be to pay a Common Stock dividend equal to approximately 25% to 35% of Chase's operating net income, less the amount of preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors, taking into consideration Chase's earnings and financial condition and applicable governmental regulations and policies.

From inception of a stock buy-back program authorized by Chase's Board of Directors in October 1996 through March 31, 1998, Chase repurchased 33.2 million shares of its Common Stock ($3.3 billion) and reissued from treasury approximately 18.4 million shares of its Common Stock ($1.5 billion) under its benefit plans, resulting in a net repurchase of 14.8 million shares.

Management is committed to maintaining a disciplined capital policy for Chase. That policy is intended to increase SVA, to employ capital to support growth, including through acquisitions or other investment opportunities, and to return excess capital to stockholders. In light of management's current target ratio for Tier 1 Capital of 8% to 8.25%, and Chase's pending acquisition of a global custody business (see "Other Events" below), management currently believes Chase may not repurchase the full amount of shares permitted to be purchased under the stock buy-back program, which expires at year-end. The extent to which Common Stock is purchased by Chase during the remainder of the year will depend on Chase's future earnings, internal asset growth and future investment opportunities.


On March 17, 1998, Chase's Board of Directors approved a two-for-one stock split, subject to stockholder approval at Chase's annual meeting on May 19th. If approved by the stockholders, the stock split is intended to be effective at the close of business on May 20, 1998.

Liquidity

Chase manages its liquidity in order to ensure the availability of sufficient cash flows to meet all of Chase's financial commitments and to capitalize on opportunities for Chase's business expansion. Chase is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, and common and preferred stock. At March 31, 1998, Chase's long-term debt was $14,355 million. Chase issued $1,631 million of long-term debt during the first three months of 1998; during the same period, $534 million of long-term debt matured and $128 million was redeemed. During the first quarter of 1998, Chase redeemed $200 million of its 7.92% cumulative preferred stock and $172 million of its 8.40% cumulative preferred stock and called for redemption $200 million of its 7.58% cumulative preferred stock (which was redeemed April 1, 1998). An additional $340 million of Chase's fixed-rate preferred stock becomes callable in 1998. Chase constantly evaluates the opportunities to redeem its outstanding debt and preferred stock in light of current market conditions.

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-5 of Chase's 1997 Annual Report.

Dividends

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $1.7 billion at March 31, 1998.

--------------------------------------------------------------------------------
OTHER EVENTS
--------------------------------------------------------------------------------

On May 7, 1998, Chase and Morgan Stanley Dean Witter & Co. ("Morgan Stanley") reached a definitive agreement under which Chase will acquire the global custody business of Morgan Stanley, which has more than $400 billion of assets under custody. The acquisition is expected to be completed during the latter part of 1998. The clients and staff joining Chase will be integrated into Chase Global Investor Services, which is part of Chase's Global Services Business included in CTS.

                The Chase Manhattan Corporation and Subsidiaries
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)

                                                     Three Months Ended                             Three Months Ended
                                                       March 31, 1998                                 March 31, 1997
                                            -----------------------------------------     ------------------------------------------
                                               Average                        Rate            Average                       Rate
                                               Balance       Interest     (Annualized)        Balance     Interest      (Annualized)
                                               -------       --------     ------------        -------     --------      ------------
ASSETS
Deposits with Banks                         $    4,180      $   152        14.78%         $    5,491       $    106       7.86%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              37,882          671         7.19%             36,102            559       6.28%
Trading Assets-Debt and Equity
  Instruments                                   33,310          676         8.24%             31,185            626       8.14%
Securities:
 Available-for-Sale                             52,750          848         6.52% (b)         39,818            664       6.76% (b)
 Held-to-Maturity                                2,837           46         6.63%              3,729             62       6.76%
Loans                                          170,491        3,405         8.10%            153,030          3,131       8.30%
                                            ----------      -------                       ----------       --------
 Total Interest-Earning Assets                 301,450        5,798         7.80%            269,355          5,148       7.75%
Allowance for Credit Losses on Loans            (3,558)                                       (3,452)
Cash and Due from Banks                         14,173                                        12,065
Risk Management Instruments                     39,369                                        36,669
Other Assets                                    26,158                                        24,632
                                            ----------                                    ----------
 Total Assets                               $  377,592                                    $  339,269
                                            ==========                                    ==========

LIABILITIES
Domestic Retail Deposits                    $   58,934          572         3.95%         $   57,654            529       3.72%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            15,441          187         4.89%              9,236            150       6.59%
Deposits in Foreign Offices                     76,935        1,056         5.56%             65,231            836       5.20%
                                            ----------      -------                       ----------       --------
  Total Time and Savings
     Deposits                                  151,310        1,815         4.86%            132,121          1,515       4.65%
                                            ----------      -------                       ----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      68,259          947         5.63%             59,470            785       5.35%
  Commercial Paper                               4,134           54         5.30%              4,293             55       5.21%
  Other Borrowings (c)                          17,482          508        11.79%             17,372            462      10.79%
                                            ----------      -------                       ----------       --------
   Total Short-Term and
    Other Borrowings                            89,875        1,509         6.81%             81,135          1,302       6.51%
Long-Term Debt                                  15,707          305         7.88%             13,523            257       7.70%
                                            ----------      -------                       ----------       --------
  Total Interest-Bearing Liabilities           256,892        3,629         5.73%            226,779          3,074       5.50%
                                            ----------      -------                       ----------       --------
Noninterest-Bearing Deposits                    44,566                                        40,897
Risk Management Instruments                     39,077                                        36,357
Other Liabilities                               14,478                                        13,544
                                            ----------                                    ----------
Total Liabilities                              355,013                                       317,577
                                            ----------                                    ----------
PREFERRED STOCK OF SUBSIDIARY                      550                                           550
                                            ----------                                    ----------
STOCKHOLDERS' EQUITY
Preferred Stock                                  1,680                                         2,648
Common Stockholders' Equity                     20,349                                        18,494
                                            ----------                                    ----------
  Total Stockholders' Equity                    22,029                                        21,142
                                            ----------                                    ----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $  377,592                                    $  339,269
                                            ==========                                    ==========
INTEREST RATE SPREAD                                                        2.07%                                         2.25%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $2,169 (a)      2.92%                          $  2,074 (a)   3.12%
                                                            ======          ====                           ========       ====

------------------------------------------------------------------------------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended March 31, 1998 and March 31, 1997, the annualized rate for available-for-sale securities based on historical cost was 6.55% and 6.69%, respectively.
(c)  Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION and Subsidiaries
                         QUARTERLY FINANCIAL INFORMATION
                      (in millions, except per share data)

                                                              1998                                1997
                                                           ----------      ------------------------------------------------------
                                                              First        Fourth         Third         Second           First
                                                             Quarter       Quarter       Quarter        Quarter        Quarter
                                                             -------       -------       -------        -------        -------
Interest Income
Loans                                                     $   3,405       $    3,392     $   3,294      $  3,106       $    3,129
Securities                                                      889              851           720           735              722
Trading Assets                                                  676              707           732           705              626
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                             671              728           623           697              559
Deposits with Banks                                             152              156           149           114              106
                                                          ---------       ----------     ---------      --------       ----------
          Total Interest Income                               5,793            5,834         5,518         5,357            5,142
                                                          ---------       ----------     ---------      --------       ----------
Interest Expense
Deposits                                                      1,815            1,764         1,714         1,568            1,515
Short-Term and Other Borrowings                               1,509            1,640         1,451         1,510            1,302
Long-Term Debt                                                  305              320           284           273              257
                                                          ---------       ----------     ---------      --------       ----------
          Total Interest Expense                              3,629            3,724         3,449         3,351            3,074
                                                          ---------       ----------     ---------      --------       ----------
Net Interest Income                                           2,164            2,110         2,069         2,006            2,068
Provision for Credit Losses                                     344              205           190           189              220
                                                          ---------       ----------     ---------      --------       ----------
Net Interest Income After
  Provision For Credit Losses                                 1,820            1,905         1,879         1,817            1,848
                                                          ---------       ----------     ---------      --------       ----------

Noninterest Revenue
Investment Banking Fees                                         361              369           308           283              176
Trust, Custody and Investment
  Management Fees                                               348              338           338           321              310
Credit Card Revenue                                             300              322           281           224              261
Service Charges on Deposit Accounts                              91               96            94            95               91
Fees for Other Financial Services                               419              421           411           392              383
Trading Revenue                                                 480              (78)          505           491              405
Securities Gains                                                 83              123            58            30              101
Revenue from Equity-Related Investments                         287              220           243           179              164
Other Revenue                                                    96              163           102           119              191
                                                          ---------       ----------     ---------      --------       ----------
          Total Noninterest Revenue                           2,465            1,974         2,340         2,134            2,082
                                                          ---------       ----------     ---------      --------       ----------

Noninterest Expense
Salaries                                                      1,254            1,072         1,292         1,110            1,124
Employee Benefits                                               224              192           206           219              222
Occupancy Expense                                               189              193           194           193              187
Equipment Expense                                               209              217           192           193              190
Restructuring Costs                                             521               20            71            71               30
Other Expense                                                   738              796           706           685              694
                                                          ---------       ----------     ---------      --------       ----------
          Total Noninterest Expense                           3,135            2,490         2,661         2,471            2,447
                                                          ---------       ----------     ---------      --------       ----------

Income Before Income Tax Expense                              1,150            1,389         1,558         1,480            1,483
Income Tax Expense                                              425              515           576           555              556
                                                          ---------       ----------     ---------      --------       ----------
Net Income                                                $     725       $      874     $     982      $    925       $      927
                                                          =========       ==========     =========      ========       ==========
Net Income Applicable To
  Common Stock                                            $     691       $      839     $     941      $    874       $      872
                                                          =========       ==========     =========      ========       ==========

Net Income Per Common Share:
Basic                                                     $    1.64       $     1.99     $    2.23      $   2.06       $     2.02
                                                          =========       ==========     =========      ========       ==========
Diluted                                                   $    1.59       $     1.94     $    2.16      $   2.00       $     1.97
                                                          =========       ==========     =========      ========       ==========

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------

The page numbers included after each definition represents the pages in the 10-Q where the term is primarily used.

1997 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1997. (Pages 7-11, 13-14, 20-21, 23-24, 26-28, 30-31)

ACH: "Automated Clearing House", a firm set up and used by member financial institutions to combine, sort and distribute payment orders. (Page 17)

AICPA: "American Institute of Certified Public Accountants". (Page 7)

Asset/Liability Management ("ALM"): The management and control of the sensitivity of Chase's income to changes in market interest rates and other market risks. (Page 29)

CHIPS: "Clearing House Interbank Payments System", a money transfer system that enables banks to make transfers through a central clearinghouse mechanism. (Page
17)

Derivative and Foreign Exchange ("FX") Instruments: Interest rate swaps, forward rate agreements, futures, forwards, options, equity, commodity and other contracts used for asset and liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Page 10)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with a real estate investment trust subsidiary of Chase ("REIT"). (Pages 12, 22)

FedWire: A computerized money transfer system linking the U.S. Federal Reserve System banks, branches and member banks. (Page 17)

Managed Credit Card receivables: Credit card receivables on the balance sheet plus securitized credit card receivables. (Page 25)

Managed Operating Results: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 12, 18)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 19)

Operating Net Income: Reported net income excluding restructuring costs and special items. (Pages 12-13)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: Statement of Financial Accounting Standards No. 107, entitled, "Disclosures About Fair Value of Financial Instruments." (Page 11)

SFAS 115: Statement of Financial Accounting Standards No. 115, entitled, "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-9)

SFAS 125: Statement of Financial Accounting Standards No. 125, entitled, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 7)

SFAS 127: Statement of Financial Accounting Standards No. 127, entitled, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." (Page 7)

SFAS 130: Statement of Financial Accounting Standards No. 130, entitled, "Reporting Comprehensive Income." (Page 7)

Special Items: There were no special items in the 1998 first quarter. Special items in the 1997 first quarter included a gain on the sale of a partially owned foreign investment and costs incurred for accelerated vesting of stock-based incentive awards. (Page 12)

Statement of Position ("SOP") 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". (Page 7)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 28)

                                   APPENDIX 1

                NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.


GRAPHIC
NUMBER    PAGE DESCRIPTION
  1        29  Bar Graph entitled "Histogram of Daily Changes in Market Risk-Related Trading Revenue for the twelve months ended March 31, 1998" presenting the following information:

               Millions of Dollars      0-5         5-10          10-15           15-20         20-25          25-30       Over 30

               Number of trading
               days revenue was
               within the above
               prescribed positive
               range                    32            57            55              38             25            13            9


               Millions of Dollars      0-(5)     (5)-(10)       (10)-(15)      (15)-(20)      (20)-(25)      (25)-(30)    Over (30)

               Number of trading
               days revenue was
               within the above
               prescribed negative
               range                     13            8             4               1              0             2            2

Part II - OTHER INFORMATION

Item 1.       Legal Proceedings

              For a discussion of Legal Proceedings, see 1997 Annual Report on page 6.

Item 2.       Sales of Unregistered Common Stock

              During the first quarter of 1998, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan as follows: January 5, 1998 - 1,590 shares; and January 6, 1998 - 3,693 shares. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: January 2, 1998 - 527 shares.

Item 6.       Exhibits and Reports on Form 8-K

              (A) Exhibits:

                  11      - Computation of net income per share.
                  12(a)   - Computation of ratio of earnings to fixed charges.
                  12(b)   - Computation  of ratio of earnings to fixed charges
                            and preferred stock dividend requirements.
                  27      - Financial Data Schedule.
                  27.1-.9 - Restated Financial Data Schedules.

              (B) Reports on Form 8-K:

                  Chase filed three reports on Form 8-K during the quarter ended March 31, 1998, as follows:

                  Form 8-K dated January 21, 1998: Chase announced the results of operations for the fourth quarter of 1997; disclosed estimates of Chase's cross-border exposures to certain Asian countries at December 31, 1997; and announced new performance goals for Chase over the next several years.

                  Form 8-K dated January 28, 1998: Chase filed certain legal opinions in connection with the issuance of the 7.03% Capital Securities, Series E, of Chase Capital V.

                  Form 8-K dated March 17, 1998: Chase announced actions to streamline support functions and realign certain business functions; an increase in the quarterly dividend on its common stock; and a two-for-one common stock split, subject to stockholders' approval.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE CHASE MANHATTAN CORPORATION
                                     (Registrant)


Date May 15, 1998           By      /s/ Joseph L. Sclafani
     ------------                ---------------------------
                                     Joseph L. Sclafani

                            Executive Vice President and Controller
                                [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED


EXHIBIT NO.                EXHIBITS                         PAGE AT WHICH LOCATED
-----------                --------                         ---------------------

    11                 Computation of net income                    38
                       per share

    12(a)              Computation of ratio of                      39
                       earnings to fixed charges

    12(b)              Computation of ratio of                      40
                       earnings to fixed charges
                       and preferred stock dividend
                       requirements

    27                 Financial Data Schedule                      41

    27.1-27.9          Restated Financial Data Schedules            42-50