Form 10-Q
period 1998-06-30
CHASE MANHATTAN CORP /DE/
filed 1998-08-14
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1998                COMMISSION FILE NUMBER 1-5805



                         THE CHASE MANHATTAN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




           DELAWARE                                     13-2624428
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



 270 PARK AVENUE, NEW YORK, NEW YORK                       10017
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


                                                                  YES.X.. NO....


COMMON STOCK, $1 PAR VALUE                                          856,457,308

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON JULY 31, 1998.

                                 FORM 10-Q INDEX



PART I                                                                                                            Page
Item 1           Financial Statements - The Chase Manhattan Corporation
                 and Subsidiaries:

                    Consolidated Balance Sheet at June 30, 1998 and
                    December 31, 1997.                                                                              3

                    Consolidated Statement of Income for the three and six months
                    ended June 30, 1998 and June 30, 1997.                                                          4

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    six months ended June 30, 1998 and June 30, 1997.                                               5

                    Consolidated Statement of Cash Flows for the six months
                    ended June 30, 1998 and June 30, 1997.                                                          6

                 Notes to Financial Statements.                                                                  7-11

Item 2           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                                     12-37

                 Glossary of Terms.                                                                                38

PART II

Item 1           Legal Proceedings.                                                                                39

Item 2           Sales of Unregistered Common Stock.                                                               39

Item 4           Submission of Matters to a Vote of Security Holders.                                              39

Item 6           Exhibits and Reports on Form 8-K.                                                                 40

Part I
Item 1.


                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)



                                                                             JUNE 30,        December 31,
                                                                              1998              1997
                                                                              ----              ----
ASSETS
Cash and Due from Banks                                                    $  15,691         $  15,704
Deposits with Banks                                                            5,970             2,886
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                           25,128            30,928
Trading Assets:
  Debt and Equity Instruments                                                 33,651            34,641
  Risk Management Instruments, Net of Allowance for Credit
     Losses of $75 in 1998 and 1997                                           33,280            37,752
Securities                                                                    54,928            52,738
Loans                                                                        168,705           168,454
Allowance for Credit Losses                                                   (3,629)           (3,624)
                                                                           ---------         ---------

Net Loans                                                                    165,076           164,830
Premises and Equipment                                                         3,905             3,780
Due from Customers on Acceptances                                              1,260             1,719
Accrued Interest Receivable                                                    2,867             3,359
Other Assets                                                                  25,239            17,184
                                                                           ---------         ---------
    TOTAL ASSETS                                                           $ 366,995         $ 365,521
                                                                           =========         =========
LIABILITIES
Deposits:
 Domestic:
    Noninterest-Bearing                                                    $  47,966         $  46,603
    Interest-Bearing                                                          75,418            71,576
 Foreign:
    Noninterest-Bearing                                                        4,109             3,205
    Interest-Bearing                                                          79,598            72,304
                                                                           ---------         ---------
    Total Deposits                                                           207,091           193,688
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                            45,672            56,126
Commercial Paper                                                               5,299             4,744
Other Borrowed Funds                                                           7,354             6,861
Acceptances Outstanding                                                        1,260             1,719
Trading Liabilities                                                           46,866            52,438
Accounts Payable, Accrued Expenses and Other Liabilities, Including
    the Allowance for Credit Losses of $170 in 1998 and 1997                  13,902            12,526
Long-Term Debt                                                                14,451            13,387
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                           1,940             1,740
                                                                           ---------         ---------
    TOTAL LIABILITIES                                                        343,835           343,229
                                                                           ---------         ---------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 6)
PREFERRED STOCK OF SUBSIDIARY                                                    550               550
                                                                           ---------         ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                1,168             1,740
Common Stock (Issued 881,534,410 and 881,506,592 Shares)                         882               441
Capital Surplus                                                                9,738            10,360
Retained Earnings                                                             12,211            11,086
Accumulated Other Comprehensive Income                                           113               112
Treasury Stock, at Cost (28,620,557 and 39,577,640 Shares)                    (1,502)           (1,997)
                                                                           ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                                22,610            21,742
                                                                           ---------         ---------
    TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
       AND STOCKHOLDERS' EQUITY                                            $ 366,995         $ 365,521
                                                                           =========         =========

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                         SECOND QUARTER                  SIX MONTHS
                                                       1998           1997          1998            1997
                                                       ----           ----          ----            ----
INTEREST INCOME
Loans                                                $ 3,316        $ 3,106        $ 6,721        $ 6,235
Securities                                               889            735          1,778          1,457
Trading Assets                                           716            705          1,392          1,331
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                             554            697          1,225          1,256
Deposits with Banks                                      148            114            300            220
                                                     -------        -------        -------        -------
     Total Interest Income                             5,623          5,357         11,416         10,499
                                                     -------        -------        -------        -------

INTEREST EXPENSE
Deposits                                               1,784          1,568          3,599          3,083
Short-Term and Other Borrowings                        1,478          1,510          2,987          2,812
Long-Term Debt                                           325            273            630            530
                                                     -------        -------        -------        -------
     Total Interest Expense                            3,587          3,351          7,216          6,425
                                                     -------        -------        -------        -------

NET INTEREST INCOME                                    2,036          2,006          4,200          4,074
Provision for Credit Losses                              338            189            682            409
                                                     -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION
     FOR CREDIT LOSSES                                 1,698          1,817          3,518          3,665
                                                     -------        -------        -------        -------

NONINTEREST REVENUE
Investment Banking Fees                                  438            283            799            459
Trust, Custody and Investment Management Fees            383            321            731            631
Credit Card Revenue                                      365            224            665            485
Fees for Other Financial Services                        509            487          1,019            961
Trading Revenue                                          333            491            813            896
Securities Gains                                          98             30            181            131
Revenue from Equity-Related Investments                  370            192            663            356
Other Revenue                                            233            119            329            310
                                                     -------        -------        -------        -------
     Total Noninterest Revenue                         2,729          2,147          5,200          4,229
                                                     -------        -------        -------        -------

NONINTEREST EXPENSE
Salaries                                               1,270          1,110          2,524          2,234
Employee Benefits                                        215            219            439            441
Occupancy Expense                                        191            193            380            380
Equipment Expense                                        212            193            421            383
Restructuring Costs                                        8             71            529            101
Other Expense                                            826            698          1,570          1,392
                                                     -------        -------        -------        -------
     Total Noninterest Expense                         2,722          2,484          5,863          4,931
                                                     -------        -------        -------        -------

INCOME BEFORE INCOME TAX EXPENSE                       1,705          1,480          2,855          2,963
Income Tax Expense                                       631            555          1,056          1,111
                                                     -------        -------        -------        -------
NET INCOME                                           $ 1,074        $   925        $ 1,799        $ 1,852
                                                     =======        =======        =======        =======
NET INCOME APPLICABLE TO COMMON STOCK                $ 1,050        $   874        $ 1,741        $ 1,746
                                                     =======        =======        =======        =======

NET INCOME PER COMMON SHARE:
Basic                                                $  1.24        $  1.03        $  2.06        $  2.04
                                                     =======        =======        =======        =======
Diluted                                              $  1.20        $  1.00        $  2.00        $  1.99
                                                     =======        =======        =======        =======

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)


                                                                    1998             1997
                                                                    ----             ----
PREFERRED STOCK:
Balance at Beginning of Year                                      $  1,740         $  2,650
Issuance of Stock                                                      200               --
Redemption of Stock                                                   (772)            (670)
                                                                  --------         --------
Balance at End of Period                                          $  1,168         $  1,980
                                                                  --------         --------

COMMON STOCK:
Balance at Beginning of Year                                      $    441         $    441
Issuance of Common Stock for a Two-for-One Stock Split                 441               --
                                                                  --------         --------
Balance at End of Period                                          $    882         $    441
                                                                  --------         --------

CAPITAL SURPLUS:
Balance at Beginning of Year                                      $ 10,360         $ 10,459
Issuance of Common Stock for a Two-for-One Stock Split                (441)              --
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects            (181)            (131)
                                                                  --------         --------
Balance at End of Period                                          $  9,738         $ 10,328
                                                                  --------         --------

RETAINED EARNINGS:
Balance at Beginning of Year                                      $ 11,086         $  8,610
Net Income                                                           1,799            1,852
Cash Dividends Declared:
   Preferred Stock                                                     (58)            (106)
   Common Stock                                                       (616)            (528)
                                                                  --------         --------
Balance at End of Period                                          $ 12,211         $  9,828
                                                                  --------         --------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at Beginning of Year                                      $    112         $   (271)
Other Comprehensive Income                                               1              134
                                                                  --------         --------
Balance at End of Period                                          $    113         $   (137)
                                                                  --------         --------

COMMON STOCK IN TREASURY, AT COST:
Balance at Beginning of Year                                      $ (1,997)        $   (895)
Purchase of Treasury Stock                                            (268)          (1,242)
Reissuance of Treasury Stock                                           763              490
                                                                  --------         --------
Balance at End of Period                                          $ (1,502)        $ (1,647)
                                                                  --------         --------

TOTAL STOCKHOLDERS' EQUITY                                        $ 22,610         $ 20,793
                                                                  ========         ========

COMPREHENSIVE INCOME:
Net Income                                                        $  1,799         $  1,852
Other Comprehensive Income                                               1              134
                                                                  --------         --------
Comprehensive Income                                              $  1,800         $  1,986
                                                                  ========         ========

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)


                                                                                       1998              1997
                                                                                       ----              ----
OPERATING ACTIVITIES
Net Income                                                                           $  1,799         $  1,852
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
      Provision for Credit Losses                                                         682              409
      Restructuring Costs                                                                 529              101
      Depreciation and Amortization                                                       558              471
      Net Change In:
         Trading-Related Assets                                                           756           (7,702)
         Accrued Interest Receivable                                                      492             (425)
         Other Assets                                                                  (2,854)            (232)
         Trading-Related Liabilities                                                   (6,202)           8,711
         Accrued Interest Payable                                                          16              118
         Other Liabilities                                                              1,568              463
         Other, Net                                                                      (919)             (47)
                                                                                     --------         --------
Net Cash Provided (Used) by Operating Activities                                       (3,575)           3,719
                                                                                     --------         --------

INVESTING ACTIVITIES
Net Change In:
      Deposits with Banks                                                              (3,084)           4,302
      Federal Funds Sold and Securities Purchased Under Resale Agreements                 894          (12,546)
      Loans Due to Sales and Securitizations                                           21,787           10,525
      Other Loans, Net                                                                (22,735)         (15,532)
      Other, Net                                                                          (46)            (123)
Proceeds from the Maturity of Held-to-Maturity Securities                                 706              420
Purchases of Held-to-Maturity Securities                                                  (54)             (69)
Proceeds from the Maturity of Available-for-Sale Securities                            12,727            4,130
Proceeds from the Sale of Available-for-Sale Securities                                78,887           37,704
Purchases of Available-for-Sale Securities                                            (94,334)         (36,782)
                                                                                     --------         --------
Net Cash (Used) by Investing Activities                                                (5,252)          (7,971)
                                                                                     --------         --------

FINANCING ACTIVITIES
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                      1,363            2,670
      Domestic Time and Savings Deposits                                                3,842              379
      Foreign Deposits                                                                  8,198             (226)
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements          (5,548)           6,678
      Other Borrowed Funds                                                              1,048           (1,433)
      Other, Net                                                                         (461)            (174)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                     2,257            2,271
Repayments of Long-Term Debt                                                             (994)          (1,069)
Proceeds from the Issuance of Stock                                                       782              359
Redemption of Preferred Stock                                                            (772)            (670)
Treasury Stock Purchased                                                                 (268)          (1,660)
Cash Dividends Paid                                                                      (625)            (613)
                                                                                     --------         --------
Net Cash Provided by Financing Activities                                               8,822            6,512
                                                                                     --------         --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                 (8)              14
                                                                                     --------         --------
Net Decrease in Cash and Due from Banks                                                   (13)           2,274
Cash and Due from Banks at January 1,                                                  15,704           14,605
                                                                                     --------         --------
Cash and Due from Banks at June 30,                                                  $ 15,691         $ 16,879
                                                                                     ========         ========
Cash Interest Paid                                                                   $  7,200         $  6,307
                                                                                     --------         --------
Taxes Paid                                                                           $    822         $    916
                                                                                     --------         --------

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)




See Glossary of Terms on page 38 for definition of terms used throughout the Notes to Financial Statements.


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

Effective January 1, 1998, Chase implemented SFAS 127, which had deferred the effective date of SFAS 125 relating to the accounting for securities lending, repurchase agreements and other secured financing transactions. Under SFAS 125, resale agreements and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively, when certain criteria are met. The impact on Chase's earnings, liquidity and capital resources of adopting SFAS 127 is not material.

In March 1998, the AICPA issued SOP 98-1, which becomes effective for financial statements for calendar year 1999. Chase elected early adoption beginning in the first quarter of 1998. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Chase capitalized $36 million of these costs during the first six months of 1998, of which $19 million was capitalized during the second quarter.

NOTE 2 - STOCK SPLIT
On May 19, 1998, the stockholders approved a two-for-one stock split of Chase common stock. The additional shares issued as a result of the split were distributed on June 12, 1998 to stockholders of record at the close of business on May 20, 1998. The split became effective as of the opening of business on June 15, 1998. A total of 440,767,205 shares of common stock were issued in connection with the split, including 14,176,530 shares held in treasury. As a result of the stock split, $441 million was reclassified from capital surplus to common stock and, as a result, the stock split did not cause any changes in the $1.00 par value per share for the common stock or in total stockholders' equity. All references to the number of common shares and per common share amounts have been restated to reflect the effects of the stock split.

NOTE 3 - EARNINGS PER SHARE
For a discussion of Chase's current earnings per share policy, see Note Ten of the 1997 Annual Report. For the calculation of basic and diluted EPS for the second quarter and six months ended June 30, 1998 and 1997, see Exhibit 11 on page 43.

NOTE 4 - COMPREHENSIVE INCOME
Effective with the first quarter 1998, Chase adopted SFAS 130, which defines and establishes the standards for reporting comprehensive income. Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation, each of which includes the impact of related derivatives. Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.


Six Months Ended June 30,
(in millions)

                                                 1998                                                 1997
                            -------------------------------------------------      -----------------------------------------------
                                             NET UNREALIZED       ACCUMULATED                    Net Unrealized        Accumulated
                            ACCUMULATED     GAIN(LOSS) ON           OTHER          Accumulated   Gain(Loss) on           Other
                            TRANSLATION       SECURITIES        COMPREHENSIVE      Translation     Securities        Comprehensive
                             ADJUSTMENT   AVAILABLE-FOR-SALE       INCOME          Adjustment   Available-for-Sale      Income
                             ----------   ------------------       ------          ----------   ------------------      ------
Beginning Balance            $      17         $    95            $    112         $      17        $    (288)         $    (271)
Change During Period                --               1                   1                 1              133                134
                             ---------         -------            --------         ---------        ---------          ---------
Ending Balance               $      17            $ 96 (a)        $    113         $      18            $(155) (a)     $    (137)
                             =========         =======            ========         =========        =========          ==========

(a) Represents the after-tax difference between the fair value and amortized cost of both the available-for-sale securities portfolio and securities classified as loans, which are subject to the provisions of SFAS 115. See Note Five.

Part I
Item 1. (continued)




NOTE 5 - SECURITIES
For a discussion of the accounting policies relating to securities, see Note One of Chase's 1997 Annual Report.

The amortized cost and estimated fair value of Chase's securities, including the impact of related derivatives, are presented in the following table.


(in millions)                                                        JUNE 30, 1998                       December 31, 1997
                                                             ------------------------------         ----------------------------
AVAILABLE-FOR-SALE SECURITIES                                AMORTIZED             FAIR             Amortized            Fair
                                                                COST              VALUE (a)            Cost            Value (a)
                                                                ----              ---------            ----            ---------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                           $   27,209          $  27,272          $   27,849        $   27,943
        Collateralized Mortgage Obligations                       2,189              2,195               2,013             2,018
        Other, primarily U.S. Treasuries                         15,229             15,223              11,492            11,461
Obligations of State and Political Subdivisions                     223                223                 274               276
Debt Securities Issued by Foreign Governments                     6,130              6,093               6,153             6,138
Corporate Debt Securities                                           265                268                 606               622
Equity Securities                                                   817                946                 876             1,015
Other Securities (b)                                                387                382                 308               282
                                                             ----------          ---------          ----------        ----------
        Total Available-for-Sale Securities (c)              $   52,449          $  52,602          $   49,571        $   49,755
                                                             ==========          =========          ==========        ==========

HELD-TO-MATURITY SECURITIES
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                           $    1,067          $   1,080          $    1,256        $    1,267
        Collateralized Mortgage Obligations                       1,201              1,201               1,660             1,661
        Other, primarily U.S. Treasuries                             55                 55                  52                52
Other Securities (b)                                                  3                  4                  15                15
                                                             ----------          ---------          ----------        ----------
        Total Held-to-Maturity Securities                    $    2,326          $   2,340          $    2,983        $    2,995
                                                             ==========          =========          ==========        ==========


(a) Gross unrealized gains and losses on available-for-sale securities were $320 million and $167 million, respectively, at June 30, 1998 and $386 million and $202 million, respectively, at December 31, 1997. Gross unrealized gains and losses on held-to-maturity securities were $16 million and $2 million, respectively, at June 30, 1998 and $16 million and $4 million, respectively, at December 31, 1997.
(b) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.
(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans, including the impact of related derivatives, were $679 million and $675 million, respectively, at June 30, 1998. This compares with $1,005 million and $982 million, respectively, at December 31, 1997.


Net gains from available-for-sale securities sold in the second quarter of 1998 amounted to $98 million (gross gains of $144 million and gross losses of $46 million) and for the first six months of 1998 amounted to $181 million (gross gains of $278 million and gross losses of $97 million). Net gains on sales of these types of securities for the same periods in 1997 amounted to $30 million (gross gains of $79 million and gross losses of $49 million) and $131 million (gross gains of $195 million and gross losses of $64 million), respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1. (continued)



NOTE 7 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

For a discussion of these business trusts, see page 58 of Chase's 1997 Annual Report.

The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debentures issued by Chase to each trust (which debentures are the sole assets of each trust) as of June 30, 1998:

                         Amount of          Principal
                          Capital           Amount of     Stated Maturity of    Interest Rate of             Interest
Name of Trust           Securities,           Chase       Capital Securities   Capital Securities       Payment/Distribution
                      Net of Discount      Debentures      and Debentures        and Debentures               Dates
                      Issued by Trust     Held by Trust
                       (in millions)      (in millions)
                            (a)                (b)
Chase Capital I       $     600           $     619             12/1/2026               7.67%         Semi-annual-commencing 6/1/97
Chase Capital II            494                 516              2/1/2027        LIBOR + .50%         Quarterly-commencing 5/1/97
Chase Capital III           296                 309              3/1/2027        LIBOR + .55%         Quarterly-commencing 6/1/97
Chase Capital IV            350                 361             12/6/2027               7.34%         Quarterly-commencing 3/31/98
Chase Capital V             200                 206             3/31/2028               7.03%         Quarterly-commencing 3/31/98
                      ---------           ---------
         Total        $   1,940           $   2,011
                      =========           =========

(a) Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of Chase.
(b) Represents the amount of Chase debentures held as assets by each trust. These amounts represent an intercompany transaction and are eliminated in Chase's consolidated financial statements.


NOTE 8 - RESTRUCTURING COSTS

During the 1998 first quarter, Chase incurred a one-time pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. The majority of these costs relate to anticipated staff reductions of approximately 4,500 existing positions (approximately $338 million), costs in connection with planned dispositions of certain premises and equipment (approximately $144 million) and other expenses (approximately $28 million). As of June 30, 1998, the reserve balance was $471 million.

Residual merger-related expenses of $8 million and $71 million were incurred in the second quarters of 1998 and 1997, respectively, relating to the merger of The Chase Manhattan Corporation and Chemical Banking Corporation. Cumulative-to-date merger-related expenses have amounted to $375 million, in addition to the $1.65 billion restructuring charge taken at the March 31, 1996 merger date. No further residual merger-related expenses are expected to be taken by Chase. For a further discussion of Chase's merger-related restructuring costs, refer to Note Twelve and page 29 of Chase's 1997 Annual Report.

Part I
Item 1. (continued)



NOTE 9 - RISK-BASED CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note Seventeen of Chase's 1997 Annual Report.

The following table presents the capital ratios for Chase and its significant banking subsidiaries. Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

                                                                        The Chase                Chase
JUNE 30, 1998                                Chase (a)               Manhattan Bank              Texas              Chase USA
                                          ------------               --------------         ----------            -----------
($ in millions, except ratios)
Tier 1 Capital Ratio (b)(d)                      8.21%                    7.35%                  7.59%                 7.55%
Total Capital Ratio(b)(d)                       11.94%                   10.90%                 10.49%                11.27%
Tier 1 Leverage Ratio (c)(d)                     6.30%                    5.61%                  6.27%                 7.51%

Tier 1 Capital                            $     23,442               $    17,031            $     1,441           $     2,291
Total Qualifying Capital                        34,097                    25,257                  1,991                 3,423
Risk-Weighted Assets                           285,560                   231,680                 18,977                30,360
Adjusted Average Assets                        372,354                   303,710                 22,980                30,494


(a) The assets and off-balance sheet financial instruments, and related capital, of Chase's securities subsidiary, Chase Securities Inc., are included in the calculation of these ratios.
(b) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(c) Tier 1 Capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).
(d)  The provisions of SFAS 115 do not apply to the calculation of these ratios.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of Chase's fair value methodologies, see Note Twenty-One of the 1997 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


                                                  JUNE 30, 1998                                 December 31, 1997
                                   -------------------------------------------       ------------------------------------------
                                    CARRYING       ESTIMATED     APPRECIATION/        Carrying      Estimated     Appreciation/
  (in millions)                      VALUE        FAIR VALUE    (DEPRECIATION)          Value       Fair Value    (Depreciation)
                                   ----------     -----------   --------------       -----------    -----------   -------------
Total Financial Assets             $  358,008     $   360,966     $   2,958          $   357,077    $   359,975     $    2,898
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  343,004     $   342,479           525          $   342,501    $   341,700            801
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   3,483                                         $    3,699
                                                                  =========                                         ==========


Derivative contracts used for ALM activities had an unrecognized net loss of $134 million at June 30, 1998 and an unrecognized net loss of $489 million at December 31, 1997, both of which are included in the above amounts. Derivative contracts used by Chase to reduce its exposure to prepayment risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107 are excluded from the above table. At June 30, 1998 and December 31, 1997, these derivative contracts had an unrecognized net gain of $127 million and $100 million, respectively. Also not included in the above table are gross unrecognized net losses from daily margin settlements on open future contracts of $3 million at December 31, 1997. At June 30, 1998, gross unrecognized net losses from daily margin settlements on open future contracts were insignificant.

Part I
Item 1. (continued)



NOTE 11 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
Chase utilizes various derivative and foreign exchange financial instruments for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). For a discussion of the various financial instruments used and the credit and market risks involved, see Note Eighteen of Chase's 1997 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).


                                                               NOTIONAL AMOUNTS                        CREDIT EXPOSURE
                                                       --------------------------------      ------------------------------------
                                                        JUNE 30,           December 31,        JUNE 30,              December 31,
(in billions)                                             1998                1997              1998                    1997
                                                       -----------         ------------      ----------              ------------
INTEREST RATE CONTRACTS
Interest Rate Swaps
  Trading                                              $   3,649.0         $  3,206.0        $     11.6              $   14.0
  ALM                                                        103.4               98.2               0.3                   0.6
Futures, Forwards and Forward Rate Agreements
  Trading                                                  1,639.0            1,643.7               0.3                   0.3
  ALM                                                         50.5               42.6                 --                   --
Purchased Options
  Trading                                                    382.9              316.1               1.7                   1.7
  ALM                                                         57.7               13.1                 --                   --
Written Options
  Trading                                                    473.1              395.7                 --                   --
  ALM                                                         38.6                0.2                 --                   --
                                                       -----------         ----------        -----------             --------
    Total Interest Rate Contracts                      $   6,394.2         $  5,715.6        $     13.9              $   16.6
                                                       ===========         ==========        ==========              ========

FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                              $   1,527.5         $  1,521.7        $      9.7              $   14.4
  ALM                                                         79.3               72.6                 --                   --
Other Foreign Exchange Contracts (a)
  Trading                                                    375.1              358.7               6.4                   5.8
  ALM                                                          6.6                5.2                 --                   --
                                                       -----------         ----------        -----------             --------
    Total Foreign Exchange Contracts                   $   1,988.5         $  1,958.2        $     16.1              $   20.2
                                                       ===========         ==========        ==========              ========

EQUITY, COMMODITY AND OTHER CONTRACTS
  Trading                                              $     117.9         $     64.4        $      3.7              $    1.6
                                                       -----------         ----------        ----------              --------
  Total Equity, Commodity and Other Contracts          $     117.9         $     64.4        $      3.7              $    1.6
                                                       ===========         ==========        ==========              ========

Total Credit Exposure Recorded on the Balance Sheet                                          $     33.7              $   38.4


(a) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $125.9 billion, $133.9 billion and $121.9 billion, respectively, at June 30, 1998, compared with $123.9 billion, $126.6 billion and $113.4 billion, respectively, at December 31, 1997.

Part I
Item 2.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)



(As of or for the period ended)                     SECOND       Second                         Six Months Ended
                                                   QUARTER       Quarter          %                  June 30,               %
                                                 ---------     ---------         Inc/     -------------------------        Inc/
                                                    1998          1997          (Dec)         1998              1997       (Dec)
                                                 -----------------------        -----      -------------------------       -----
AS REPORTED BASIS:
Total Revenues                                   $  4,765      $  4,153          15%       $  9,400         $  8,303         13%
Noninterest Expenses
   (excluding Restructuring Costs)                  2,714         2,413          12           5,334            4,830         10
Restructuring Costs                                     8            71         (89)            529              101        424
Provision for Credit Losses                           338           189          79             682              409         67
Net Income                                       $  1,074      $    925          16        $  1,799         $  1,852         (3)
Net Income Per Common Share:
   Basic                                         $   1.24      $   1.03          20        $   2.06         $   2.04          1
   Diluted                                           1.20          1.00          20            2.00             1.99          1
Cash Dividends Declared                              0.36          0.31          16            0.72             0.62         16
Book Value at Period End                            25.14         22.22          13           25.14            22.22         13
Market Value at Period End                          75.50         48.53          56           75.50            48.53         56

Performance Ratios:
Return on Average Common Equity (a)                  20.1%         19.2%                       17.0%            19.2%
Return on Average Total Assets (a)                   1.15          1.06                        0.97             1.09

OPERATING BASIS: (b)
Operating Revenues                               $  5,051      $  4,420          14        $  9,966         $  8,740         14
Operating Noninterest Expenses                      2,712         2,413          12           5,328            4,777         12
Credit Costs (c)                                      626           456          37           1,254              893         40
Operating Net Income                                1,079           969          11           2,132            1,918         11
Cash Operating Earnings (d)                         1,143         1,010          13           2,257            2,000         13
Shareholder Value Added (SVA)                         441           369          20             868              712         22
Operating Net Income Per Common Share:
   Basic                                         $   1.24      $   1.08          15        $   2.45         $   2.12         16
   Diluted                                           1.21          1.06          14            2.38             2.06         16

Performance Ratios:
Return on Average Total Assets (a)                   1.16%         1.11%                       1.14%            1.12%
Operating Return on Average Common Equity (a)        20.2          20.2                        20.3             19.9
Cash Return on Average Common Equity (a)             21.4          21.1                        21.5             20.8
Common Dividend Payout Ratio                           29            29                          30               29
Efficiency Ratio                                       53            54                          53               54

Selected Balance Sheet Items: (e)
Loans                                            $186,924      $173,948           7        $186,924         $173,948          7
Total Assets                                      385,214       366,024           5         385,214          366,024          5


(a)  Based on annualized amounts.
(b) Excludes the impact of credit card securitizations, restructuring costs and special items. See Glossary of Terms on page 38.
(c) Includes provision for credit losses, foreclosed property expenses and charge-offs related to the securitized credit card portfolio.
(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.
(e)  Excludes the impact of credit card securitizations.

Certain forward-looking statements contained herein are subject to risks and uncertainties. Chase's actual results may differ materially from those set forth in such forward-looking statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the 1997 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 38 for a definition of terms used throughout this Form 10-Q.


OVERVIEW


Operating net income for the 1998 second quarter increased 11% to $1.08 billion from the second quarter of 1997. Diluted operating earnings per share were $1.21 for the second quarter of 1998, a 14% increase when compared with $1.06 in the same 1997 period.

Operating net income for the 1998 first six months increased to $2.13 billion from $1.92 billion for the same 1997 period. Diluted operating earnings per share were $2.38 for the first six months of 1998, a 16% increase when compared with $2.06 in the same 1997 period. The results for the 1998 second quarter and first six months reflected strong performances in Global Banking, Global Services and National Consumer Services, all of which had double-digit increases in revenues and cash operating earnings, benefiting from their exceptional competitive positions and a corporate-wide focus on financial discipline.

For the second quarter of 1998, reported net income was $1.07 billion or $1.20 per share on a diluted basis, compared with $925 million or $1.00 per share on a diluted basis for the 1997 second quarter. For the first six months of 1998, reported net income was $1.80 billion or $2.00 per share on a diluted basis, compared with $1.85 billion or $1.99 per share on a diluted basis for the same 1997 period. The results for the 1998 first six months reflected a previously-announced, one-time charge of $510 million ($320 million after-tax) taken in connection with initiatives to streamline support functions and realign certain business functions. It is anticipated that annual savings from these actions will amount to approximately $460 million, which will be reinvested in Chase's high-growth businesses. For a reconciliation of operating earnings to reported net income, see page 19.

Second quarter 1998 financial highlights included:

              -  Total operating revenues increased 14%.
              -  Operating earnings rose 11%.
              -  Return on common stockholders' equity was 20.2%.
              -  Shareholder Value Added increased by 20% to $441 million.
              -  Asia's impact contained.

Total nonperforming assets at June 30, 1998 were $1.37 billion compared with $1.02 billion at December 31, 1997. Nonperforming assets related to Asia (including derivatives) increased to $286 million at June 30, 1998, while Asian commercial net charge-offs for the 1998 second quarter were $122 million. Total exposure to Indonesia, Korea and Thailand was reduced by 17% to $6.2 billion at June 30, 1998 from $7.5 billion at March 31, 1998. Total exposure to these countries has been reduced by 39% since December 31, 1997.

On May 19, 1998, the stockholders approved a two-for-one stock split of Chase common stock. The additional shares issued as a result of the split were distributed at the close of business on June 12, 1998 to stockholders of record at the close of business on May 20, 1998.

At June 30, 1998, Chase's Tier 1 Capital and Total Capital ratios were 8.2% and 11.9%, respectively, and at this date, Chase and each of its depository institutions was "well capitalized."

LINES OF BUSINESS RESULTS


As of January 1, 1998, Chase adopted Shareholder Value Added (SVA) as its primary measure of business unit performance. SVA represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) less an explicit charge for allocated capital. Additional refinements have been made to the methodology for the allocation of capital to the various lines of business during the 1998 second quarter. Prior periods have been restated to reflect these changes. For a further discussion of Chase's line of business franchises and its capital allocation method under SVA, reference is made to pages 21 and 24-25 of the 1997 Annual Report.

LINES OF BUSINESS RESULTS
Management measures Chase's financial performance and that of its business units based on operating earnings, which excludes the impact of credit card securitizations, restructuring costs and special items.


For Three Months Ended                      Global                National            Global Services
June 30,                                  Banking (a)       Consumer Services (a)     (Within CTS) (a)            Total (b)
                                      ------------------    --------------------    --------------------    -------------------
(in millions, except ratios)          1998        1997        1998        1997         1998       1997        1998        1997
                                      ----        ----        ----        ----         ----       ----        ----        ----
Net Interest Income-Operating (c)   $    736    $    798    $  1,347    $  1,277    $    269    $    249    $  2,223    $  2,162
Noninterest Revenue-Operating (c)      1,795       1,406         656         513         373         316       2,828       2,258
Noninterest Expense                    1,167       1,012       1,040         952         466         406       2,712       2,413
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Margin                       1,364       1,192         963         838         176         159       2,339       2,007
Credit Costs                             104         102         550         457           1           1         626         456
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Income Before Taxes          1,260       1,090         413         381         175         158       1,713       1,551
Income Taxes                             486         392         159         149          64          61         634         582
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Earnings                  $    774    $    698    $    254    $    232    $    111    $     97    $  1,079    $    969
                                    ========    ========    ========    ========    ========    ========    ========    ========
Cash Operating Earnings (d)         $    785    $    707    $    298    $    254    $    116    $    100    $  1,143    $  1,010
                                    ========    ========    ========    ========    ========    ========    ========    ========

Average Common Equity               $ 14,034    $ 13,158    $  6,578    $  5,094    $  1,726    $  1,679    $ 20,954    $ 18,227
Average Assets - Operating          $269,679    $261,557    $106,375    $ 92,846    $  9,834    $  8,257    $392,274    $362,974
Shareholder Value Added             $    315    $    247    $     78    $     77    $     59    $     42    $    441    $    369
Cash Return on Common Equity            22.0%       20.5%       17.7%       19.0%       26.6%       23.0%       21.4%       21.1%
Efficiency Ratio - Operating              46%         46%         52%         53%         73%         72%         53%         54%



For Six Months Ended                       Global                 National             Global Services
June 30,                                 Banking (a)        Consumer Services (a)     (Within CTS) (a)            Total (b)
                                    --------------------    --------------------    -------------------    --------------------
(in millions, except ratios)          1998         1997       1998        1997        1998        1997        1998        1997
                                      ----         ----       ----        ----        ----        ----        ----        ----
Net Interest Income-Operating (c)   $  1,522    $  1,630    $  2,707    $  2,552    $    553    $    491    $  4,523    $  4,372
Noninterest Revenue-Operating (c)      3,490       2,714       1,228       1,009         719         632       5,443       4,368
Noninterest Expense                    2,327       2,026       2,015       1,891         911         813       5,328       4,777
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Margin                       2,685       2,318       1,920       1,670         361         310       4,638       3,963
Credit Costs                             199         213       1,093         883           2           1       1,254         893
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Income Before Taxes          2,486       2,105         827         787         359         309       3,384       3,070
Income Taxes                             945         771         317         307         133         118       1,252       1,152
                                    --------    --------    --------    --------    --------    --------    --------    --------
Operating Earnings                  $  1,541    $  1,334    $    510    $    480    $    226    $    191    $  2,132    $  1,918
                                    ========    ========    ========    ========    ========    ========    ========    ========
Cash Operating Earnings (d)         $  1,562    $  1,352    $    593    $    525    $    235    $    197    $  2,257    $  2,000
                                    ========    ========    ========    ========    ========    ========    ========    ========

Average Common Equity               $ 14,020    $ 13,035    $  6,522    $  5,113    $  1,731    $  1,682    $ 20,652    $ 18,359
Average Assets - Operating          $272,581    $255,827    $105,654    $ 92,104    $  9,491    $  8,541    $393,560    $357,872
Shareholder Value Added             $    622    $    444    $    156    $    170    $    119    $     80    $    868    $    712
Cash Return on Common Equity            22.0%       19.9%       17.8%       19.7%       26.9%       22.6%       21.5%       20.8%
Efficiency Ratio - Operating              46%         47%         51%         53%         72%         72%         53%         54%

(a) Only the global banking portion of Chase Texas is reported in the total Global Banking line of business results. The consumer- and global services-related results for Chase Texas are reported as part of National Consumer Services ("NCS") and Chase Technology Solutions ("CTS") lines of business results, respectively.
(b) Total column includes the non-Global Services portion of CTS and Corporate results. See description of CTS and Corporate on page 18.
(c) Trading-related net interest income is reflected in Noninterest Revenue - Operating.
(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

Chase's financial performance goals over the next several years include an average return on common equity of 18% or higher, growth in operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share.


GLOBAL BANKING

Global Banking operating revenues rose 15% in both the 1998 second quarter and for the first six months, with cash operating earnings rising 11% and 16%, respectively. SVA increased by 28% to $315 million in the 1998 second quarter and by 40% to $622 million for the first six months of 1998. These favorable results were driven by higher investment banking fees and revenue from equity-related investments.

The following table sets forth certain key financial performance measures of the businesses within Global Banking for the periods indicated.


GLOBAL BANKING:

                                                    1998                                      1997
                                    ---------------------------------------   --------------------------------------
THREE MONTHS ENDED                                 CASH                                       Cash
JUNE 30,                            OPERATING    OPERATING       EFFICIENCY   Operating     Operating     Efficiency
(in millions, except ratios)        REVENUES     EARNINGS          RATIO      Revenues      Earnings         Ratio
                                    --------     --------          -----      --------      --------         -----
Global Markets                      $  820        $  246            50%        $  866        $  301            47%
Global Investment Banking              392            94            59            254            79            48
Corporate Lending                      388           122            32            367           112            33
Chase Capital Partners                 344           201             8            181            99            13
Global Asset Management
   and Private Banking                 211            45            64            178            33            68
Middle Market                          193            43            55            211            53            49
Chase Texas (consolidated)             399           112            55            335            86            60

SIX MONTHS ENDED JUNE 30,
(in millions, except ratios)

Global Markets                      $1,792        $  585            48%        $1,775        $  628            45%
Global Investment Banking              738           203            53            391            85            63
Corporate Lending                      753           236            32            768           251            31
Chase Capital Partners                 614           350            10            317           170            15
Global Asset Management
   and Private Banking                 412            80            67            354            66            69
Middle Market                          388            86            54            416           106            48
Chase Texas (consolidated)             776           210            57            666           167            61


GLOBAL MARKETS
Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed-income securities and commodities. As a leader in capital markets, Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets, in both developed and emerging countries. Global Markets is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. Trading-related revenue for the second quarter of 1998 was $517 million, a decrease of 18% from 1997 second quarter's results, as strong growth in client-driven business and foreign exchange trading was offset by lower fixed-income results, primarily related to emerging markets. For the first six months of 1998, trading-related revenue was up slightly due to an attractive foreign exchange environment. The 1998 six-month results reflect higher incentive costs. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for Chase's asset/liability management activities ("ALM"). ALM activities in the treasury units are managed on a total-return basis with one of the primary objectives being the creation of economic value over time. Total return combines the reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items. In the second quarter and first six months of 1998, the total return (pre-tax before expenses) from ALM activities amounted to $167 million and $252 million, respectively. The 1997 second quarter and first six months amounts were $222 million and $423 million, respectively.

GLOBAL INVESTMENT BANKING
Global Investment Banking finances and advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industry groups include chemicals, financial institutions, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail, transportation and broker/dealers. The product offerings encompass syndicated finance, high-yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase continues to maintain its lead position in loan syndications and in leveraged finance. Cash operating earnings in the second quarter of 1998 rose 19% to $94 million, and for the first six months of 1998 increased by $118 million to $203 million, when compared with the same 1997 periods. The 1998 results reflect strong revenue growth in a favorable market for all major business lines, including high-yield bond underwriting, loan syndications and mergers and acquisitions advisory activity.

CORPORATE LENDING
Corporate Lending provides credit and lending services to clients globally. The product offerings encompass global corporate lending, credit analysis and agent bank services for all industry groups. An active portfolio management effort is an integral part of corporate lending activities. Cash operating earnings in the second quarter of 1998 rose $10 million when compared with the 1997 second quarter due to a 6% increase in revenue from higher loan volume. For the first six months of 1998, cash operating earnings decreased 6% due to the sale of an investment in the 1998 first quarter, which had contributed revenues during 1997.

CHASE CAPITAL PARTNERS
Chase Capital Partners ("CCP") is a global private equity organization with approximately $6.1 billion under management, including $4.6 billion in equity-related investments. CCP provides equity and mezzanine financing in the United States and abroad. During the first half of 1998, CCP's direct investments approximated $870 million in 62 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $250 million in 30 direct investments during the same period in 1997. CCP cash operating earnings rose by $102 million for the 1998 second quarter and by $180 million for the 1998 first six months, reflecting CCP's accelerated pace of investment activities over the last several years, as well as favorable market conditions thus far in 1998.

GLOBAL ASSET MANAGEMENT AND PRIVATE BANKING The Global Asset Management and Private Banking Group serves a global client base of high net worth individuals and families, and institutional, mutual fund and self-directed investors. Services include investment management for institutional investors globally, Chase Vista Mutual Funds (at June 30, 1998, the third largest bank-managed mutual fund family in the U.S.) and a full range of integrated private banking capabilities, investment management and advisory services, trust and estate planning, global custody, global mutual funds, credit and banking, and philanthropic advisory services. Total assets under management amounted to $177 billion at June 30, 1998. Earnings for the first half of 1998 were driven by a 16% growth in revenue, benefiting from increased fee income, particularly related to investment management, advisory and trust services, and the accelerating growth of Chase's asset management and mutual fund businesses.

MIDDLE MARKET
Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is also the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle market companies and is lead bank for 25% of these companies. Cash operating earnings decreased in the second quarter and first six months of 1998 when compared with the 1997 results reflecting lower spreads, an increase in expenses and lower securities gains.

CHASE TEXAS
Chase Texas is the primary bank for more large corporations and middle market companies than any other bank in Texas. Chase Texas also maintains a strong consumer banking presence through its 123 locations. Additionally, Chase Texas is the largest bank for personal and corporate trust services in the Southwest. Operating revenues increased 19% for the 1998 second quarter and 17% for the first six months of 1998 when compared with the same periods in 1997, reflecting increased overall business volume, record corporate finance fees in the second quarter, higher loan and deposit volumes, and securities gains.


NATIONAL CONSUMER SERVICES (NCS)

For the 1998 second quarter and first six months, NCS's cash operating earnings increased $44 million and $68 million, respectively, over the same 1997 periods. The six month increase in cash operating earnings is attributable to an 11% increase in revenue due primarily to the acquisition of The Bank of New York's ("BONY") credit card portfolio in November 1997. NCS's expenses increased in the first six months of 1998, primarily as a result of higher credit costs for credit cards and auto loans. SVA for the 1998 second quarter was consistent with the 1997 second quarter. SVA was down $14 million for the 1998 first six months from the 1997 comparable period. The decline in SVA was due to increased capital allocation to NCS as a result of recent acquisitions.

The following table sets forth certain key financial performance measures of the businesses within NCS for the periods indicated.


NATIONAL CONSUMER SERVICES:

THREE MONTHS ENDED JUNE 30,                             1998                                        1997
                                        ---------------------------------------   ----------------------------------------
(in millions, except ratios)                            CASH                                        Cash
                                        OPERATING     OPERATING      EFFICIENCY    Operating      Operating     Efficiency
                                        REVENUES      EARNINGS         RATIO       Revenues       Earnings         Ratio
                                        --------      --------         -----       --------       --------         -----
Cardmember Services                      $  976        $  123            37%        $  788        $   70            40%
Regional Consumer Banking                   576            89            72            573            93            71
Chase Home Finance                          247            61            55            246            66            50
Diversified Consumer Services (a)           192            23            59            170            22            56

SIX MONTHS ENDED JUNE 30,
(in millions, except ratios)

Cardmember Services                      $1,907        $  244            36%        $1,587        $  157            40%
Regional Consumer Banking                 1,136           171            72          1,123           182            71
Chase Home Finance                          489           125            54            486           124            52
Diversified Consumer Services (a)           378            48            58            337            50            55


(a) Insurance products, which are managed within Diversified Consumer Services, but included for reporting purposes in Cardmember Services, Regional Consumer Banking, and Chase Home Finance, generated revenues of $29 million and $26 million in the second quarter of 1998 and 1997, respectively, and $58 million and $51 million for the first six months of 1998 and 1997, respectively.


CARDMEMBER SERVICES
Chase Cardmember Services ("CCS") ranks as the fourth largest bank card issuer in the United States. CCS also reflects the results of Chase's international consumer business, which includes The Manhattan Card Company Limited, the third-largest credit card issuer in Hong Kong (which became wholly owned in 1998), and includes consumer banking activities in Hong Kong, Panama and the Eastern Caribbean. At June 30, 1998, CCS has a $32 billion managed worldwide credit card portfolio. CCS's cash operating earnings for the second quarter of 1998 were $123 million, a $53 million or 76% increase, over 1997. Earnings for the first six months of 1998 rose 55% to $244 million. Revenues increased 24% for the second quarter (20% for the first half of 1998) as Chase's domestic portfolio continued to benefit from acquisitions and increased co-branding activities. These positive results were partially offset by increased charge-offs and the effect of the economic environment in Asia on Chase's international consumer businesses.

REGIONAL CONSUMER BANKING
At June 30, 1998, Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It is also a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through the largest branch and proprietary ATM networks in the NY metropolitan region plus state-of-the-art telephone, PC and Internet services. Cash operating earnings for the second quarter and first half of 1998 were lower when compared with 1997, reflecting higher expenses related to systems integration and enhancements, particularly within Chase Texas' retail businesses.

CHASE HOME FINANCE
At June 30, 1998, Chase Home Finance is the third-largest originator and servicer of residential mortgage loans in the U.S., serving more than 2 million customers nationwide. It is also a leading provider of home-equity secured lending and manufactured housing financing. At June 30, 1998, Chase's residential first mortgage servicing portfolio totaled $178 billion. During the first six months of 1998, $34 billion in residential first mortgage loans were originated which was a 110% increase over the same period last year. Chase Home Finance's operating revenues improved in 1998 reflecting strong mortgage banking activity offset by the impact of lower interest rates and prepayments on Chase's mortgage and home equity portfolios. Cash operating earnings declined $5 million in the 1998 second quarter to $61 million, and were flat for the first six months of 1998 when compared with comparable periods in 1997. Included in the 1997 results are revenues from certain divested businesses (recreational vehicles and marine). Cash operating earnings would have risen 4% excluding the impact from the discontinued product lines.

DIVERSIFIED CONSUMER SERVICES
Diversified Consumer Services ("DCS") is a leading provider of automobile financing, student lending, and unsecured consumer lending. At June 30, 1998, Chase Auto Finance had $13 billion in retained outstandings with $6 billion in new originations for the first half of 1998. In addition to its financing activities, DCS offers brokerage services, insurance and investment products nationwide. DCS's operating revenues increased 13% in the 1998 second quarter and 12% for the first six months from comparable 1997 periods as a result of strong growth in Chase's auto finance and investment businesses. However, cash operating earnings for both 1998 periods remained relatively flat with 1997, as a result of higher expenses and an increase in the credit provision associated with loan volume growth.

CHASE TECHNOLOGY SOLUTIONS

Chase Technology Solutions ("CTS") combines Chase's global services businesses, information technology and operations, and electronic commerce initiatives into a single group. Global Services is a leading provider of information and transaction services globally and includes custody, cash management, trust and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $4 trillion in assets and serviced over $3 trillion in outstanding debt at June 30, 1998. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Cash operating earnings for Global Services in the second quarter of 1998 were $116 million, an increase of $16 million or 16% from second quarter 1997. For the first six months of 1998, cash operating earnings increased $38 million or 19% from the same 1997 period. SVA for Global Services in the 1998 second quarter and first six months increased 40% and 49%, respectively, when compared with the same 1997 periods. These improvements resulted from revenue growth across all three businesses within Global Services (Chase Treasury Solutions, global investor services and global trust), reflecting increased balances, new business initiatives, market appreciation, as well as higher fees resulting from an acquisition in the fourth quarter of 1997. Earnings also benefited from continued productivity gains, tempered by technology investments related to preparations for Year 2000 and European Monetary Union ("EMU").


CORPORATE

Corporate includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate also includes unallocated special items. For the second quarter of 1998, Corporate had a cash operating loss (including the nonglobal services portion of CTS) of $56 million compared with a cash operating loss of $51 million in 1997. For the first six months of 1998, Corporate had a cash operating loss of $133 million compared with a cash operating loss of $74 million in 1997.

RECONCILIATION OF REPORTED RESULTS TO OPERATING RESULTS

The following supplemental information provides a reconciliation between Chase's reported results and Chase's results on an operating basis.


                                            SECOND QUARTER 1998                           Second Quarter 1997
                            ------------------------------------------------     ------------------------------------------------
(in millions, except         REPORTED    CREDIT CARD    SPECIAL   OPERATING       Reported    Credit Card     Special   Operating
per share data)              RESULTS   SECURITIZATIONS   ITEMS      BASIS         Results   Securitizations    Items      Basis
Revenue:                       (a)            (b)          (c)                       (a)           (b)            (d)
                            --------    -------------   -------   ---------       --------    ------------    -------    --------
Non-market-Sensitive        $  3,342      $    286      $   --     $  3,628        $ 3,017      $   267       $    --    $  3,284
Market-Sensitive               1,423            --          --        1,423          1,136           --            --       1,136
                            --------      --------      ------     --------        -------      -------       -------    --------
Total Revenue                  4,765           286          --        5,051          4,153          267            --       4,420
Noninterest Expense            2,712            --          --        2,712          2,413           --            --       2,413
                            --------      --------      ------     --------        -------      -------       -------    --------

Operating Margin               2,053           286          --        2,339          1,740          267            --       2,007
Credit Costs                     340           286          --          626            189          267            --         456
                            --------      --------      ------     --------        -------      -------       -------    --------
Income Before
  Restructuring Costs          1,713            --          --        1,713          1,551           --            --       1,551
Restructuring Costs                8            --          (8)          --             71           --           (71)         --
                            --------      --------      -------    --------        -------      -------       --------   --------

Income Before Taxes            1,705            --           8        1,713          1,480           --            71       1,551
Tax Expense                      631            --           3          634            555           --            27         582
                            --------      --------      ------     --------        -------      -------       -------    --------

Net Income                  $  1,074      $     --      $    5     $  1,079        $   925      $    --       $    44    $    969
                            ========      ========      ======     ========        =======      =======       =======    ========

NET INCOME PER
 COMMON SHARE
Basic                       $  1.24                                $   1.24        $  1.03                               $   1.08
Diluted                     $  1.20                                $   1.21        $  1.00                               $   1.06



                                              SIX MONTHS 1998                                      Six Months 1997
                            ------------------------------------------------     ------------------------------------------------
Revenue:
Non-market-Sensitive        $  6,548      $    566      $   --     $  7,114        $ 6,164      $   481       $   (44)   $  6,601
Market-Sensitive               2,852            --          --        2,852          2,139           --            --       2,139
                            --------      --------      ------     --------        -------      -------       -------    --------
Total Revenue                  9,400           566          --        9,966          8,303          481           (44)      8,740
Noninterest Expense            5,328            --          --        5,328          4,827           --           (50)      4,777
                            --------      --------      ------     --------        -------      -------       -------    --------

Operating Margin               4,072           566          --        4,638          3,476          481             6       3,963
Credit Costs                     688           566          --        1,254            412          481            --         893
                            --------      --------      ------     --------        -------      -------       -------    --------
Income Before
  Restructuring Costs          3,384            --          --        3,384          3,064           --             6       3,070
Restructuring Costs              529            --        (529)          --            101           --          (101)         --
                            --------      --------      ------     --------        -------      -------       --------   --------

Income Before Taxes            2,855            --         529        3,384          2,963           --           107       3,070
Tax Expense                    1,056            --         196        1,252          1,111           --            41       1,152
                            --------      --------      ------     --------        -------      -------       -------    --------

Net Income                  $  1,799      $     --      $  333     $  2,132        $ 1,852      $    --       $    66    $  1,918
                            ========      ========      ======     ========        =======      =======       =======    ========

NET INCOME PER
 COMMON SHARE
Basic                       $  2.06                                $   2.45        $  2.04                               $   2.12
Diluted                     $  2.00                                $   2.38        $  1.99                               $   2.06


(a) Represents results as reported in Chase's financial statements, except restructuring costs have been separately displayed and foreclosed property expense is included in credit costs.

(b) Represents the impact of credit card securitizations. For the second quarter, the line items on the income statement impacted are net interest income ($371 million in 1998 and $296 million in 1997), provision for credit losses ($286 million in 1998 and $267 million in 1997), credit card revenue ($87 million in 1998 and $26 million in 1997) and other revenue (($2) million in 1998 and $3 million in 1997). For the first six months, the line items on the income statement impacted are net interest income ($719 million in 1998 and $594 million in 1997), provision for credit losses ($566 million in 1998 and $481 million in 1997), credit card revenue ($153 million in 1998 and $94 million in 1997) and other revenue (no impact in 1998 and $19 million in 1997).

(c) Includes restructuring costs and special items.Restructuring costs for the first six months of 1998 reflect the $510 million pre-tax charge ($320 million after-tax) taken in connection with initiatives to streamline support functions, and residual costs of $19 million pre-tax ($13 million after-tax) related to the merger restructuring charge.

(d) Includes restructuring costs and special items. Special items for the first six months of 1997 reflect a $44 million pre-tax gain from the sale of a partially-owned foreign investment, a $50 million pre-tax charge for the accelerated vesting of stock-based incentive awards, and merger-related restructuring costs.

To facilitate analysis of Chase's financial results, management categorizes the revenue components of the operating income statement as either market-sensitive or non-market-sensitive revenues. Chase's market-sensitive revenues include trading revenues (including trading-related net interest income), investment banking fees, securities gains and revenue from equity-related investments. Non-market-sensitive revenues, which are subject to less market volatility, include all the remaining revenue components on the income statement.

Market-sensitive revenues are affected by many factors, including Chase's credit standing and its success in proprietary positioning, as well as general economic conditions (both domestic and international), the fiscal policies of central banks and governments which affect the financial markets (including domestic and foreign interest rates), the volatility of interest rates, equity and debt markets and currencies (including volatility associated with the introduction of the euro), and other political, social and diplomatic developments. Accordingly, Chase expects its market-sensitive revenue will fluctuate as these factors vary from period to period.

Although Chase's market-sensitive revenues will experience volatility from time to time, over the past ten years Chase's market- sensitive revenues have increased at a compound annual growth rate ("CAGR") of 14%. Growth in market-sensitive revenues for both the 1998 second quarter and first half exceeded the trend line, benefiting from the good market environment and actions taken by Chase in offering a new array of products to customers.

Non-market-sensitive revenues increased by 10% in the 1998 second quarter and 8% for the 1998 first six months, when compared with the same 1997 periods. The increases were the result of higher trust, custody and investment management fees and credit card revenue.

REPORTED RESULTS OF OPERATIONS

The section below discusses Chase's reported results of operations. Reported results include the impact of credit card securitizations, restructuring costs and special items.

NET INTEREST INCOME

                                                               Second Quarter                              Six Months
                                                 -------------------------------------      ------------------------------------
                                                    1998            1997       Change         1998           1997         Change
                                                    ----            ----       ------         ----           ----         ------
NET INTEREST INCOME (in millions)
   Excluding Impact of Securitizations           $    2,407      $   2,302       5%         $   4,919      $   4,668         5%
   Impact of Securitizations                           (371)          (296)                      (719)          (594)
                                                 ----------      ----------                 ----------     ----------
   Reported                                      $    2,036      $   2,006       1%         $   4,200      $   4,074         3%
                                                 ==========      =========                  =========      =========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Excluding Impact of Securitizations           $   317.5       $   298.2       6%         $   318.1      $   290.5        10%
   Impact of Securitizations                         (18.2)          (14.1)                     (17.7)         (13.7)
                                                 ---------       ---------                   --------      ---------
   Reported                                      $   299.3       $   284.1       5%         $   300.4      $   276.8         9%
                                                 =========       =========                  =========      =========

NET YIELD ON INTEREST-EARNING ASSETS
    ON A TAXABLE EQUIVALENT BASIS
   Excluding Impact of Securitizations                3.05%           3.10%     (5)bp            3.13%          3.25%      (12)bp
   Impact of Securitizations                          (.31)           (.26)     (5)bp            (.30)          (.27)       (3)bp
                                                 ---------       ---------                  ---------      ---------
   Reported                                           2.74%           2.84%    (10) bp          2.83%           2.98%      (15)bp
                                                 =========       =========                  =========      =========

bp - Denotes basis points


Reported net interest income for the 1998 second quarter was $2,036 million, an increase of $30 million from the 1997 second quarter. For the first six months, reported net interest income was $4,200 million in 1998, an increase of $126 million from 1997. Both 1998 periods reflect a higher level of average interest-earning assets, primarily loans (both consumer and commercial) and securities. Net yield on interest-earning assets declined 10 basis points during the 1998 second quarter and 15 basis points during the first six months of 1998 from comparable 1997 periods, primarily due to generally narrower spreads on commercial and consumer loans and a higher level of lower-yielding earning assets.

AVERAGE INTEREST-EARNING ASSETS
(in billions)                                                  Second Quarter
                                                ---------------------------------------------
                                                         1998                      1997
                                                -------------------       -------------------
Loans                                           $  167.8       56%        $  156.4       55%
Securities                                          57.0       19             44.4       16
Liquid Assets                                       74.5       25             83.3       29
                                                --------      ---         --------      ---
Reported Average Interest-Earning Assets        $  299.3      100%        $  284.1      100%
                                                ========      ===         ========      ===


                                                               Six Months
                                                ----------------------------------------------
                                                         1998                      1997
                                                -------------------       --------------------
Loans                                           $  169.1       56%        $  154.8       56%
Securities                                          56.3       19             44.0       16
Liquid Assets                                       75.0       25             78.0       28
                                                --------      ---         --------      ---
Reported Average Interest-Earning Assets        $  300.4      100%        $  276.8      100%
                                                ========      ===         ========      ===


Average interest-earning assets retained on the balance sheet increased by 5% in the second quarter of 1998 and 9% in the first six months of 1998 when compared with the same 1997 periods, principally as a result of the increase in loan volume and securities. Average loans retained increased $11.4 billion in the 1998 second quarter and $14.3 billion in the first six months of 1998, when compared with the same periods in 1997. The increase in average loans retained was divided between the consumer and commercial portfolios, while the increase in securities was principally in the domestic available-for-sale portfolio. The growth in interest-earning assets in both 1998 periods was funded by higher deposit levels and, in the first six months of 1998, by higher levels of Federal funds purchased and securities sold under repurchase agreements, which provided short-term funding for trading-related positions.

PROVISION FOR CREDIT LOSSES
Chase's provision for credit losses, which equaled net charge-offs, amounted to $338 million in the 1998 second quarter and $682 million for the first six months of 1998, compared with $189 million and $409 million, respectively, for the prior-year periods. For a discussion of Chase's net charge-offs, see the Credit Risk Management Section on pages 26-29.

Management expects that the provision for credit losses for full-year 1998 will be higher than the full-year 1997 provision as a result of a higher volume of credit card outstandings as well as increased charge-offs from the Asian commercial portfolio.

NONINTEREST REVENUE
The 1998 second quarter and the 1998 first six months continued Chase's strong revenue trend with quarterly record results in several areas (notably investment banking and equity-related revenues as well as trust fees and credit card revenue).

NONINTEREST REVENUE                                     Second Quarter                Six Months
                                                     --------------------        --------------------
(in millions)                                         1998          1997          1998          1997
                                                      ----          ----          ----          ----
Investment Banking Fees                              $  438        $  283        $  799        $  459
Trust, Custody and Investment Management Fees           383           321           731           631
Credit Card Revenue                                     365           224           665           485
Fees for Other Financial Services                       509           487         1,019           961
                                                     ------        ------        ------        ------
    Total Fees and Commissions                        1,695         1,315         3,214         2,536
Trading Revenue                                         333           491           813           896
Securities Gains                                         98            30           181           131
Revenue from Equity-Related Investments                 370           192           663           356
Other Revenue                                           233           119           329           310
                                                     ------        ------        ------        ------
     Total                                           $2,729        $2,147        $5,200        $4,229
                                                     ======        ======        ======        ======


Investment banking fees of $438 million (a record high) in the 1998 second quarter and $799 million for the 1998 first six months were higher by 55% and 74%, respectively, than the same 1997 periods. These results reflect strong revenue growth in a favorable market for all major business lines, including high-yield and investment-grade bond underwriting, loan syndications, and mergers and acquisitions advisory activity.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES                               Second Quarter                     Six Months
                                                                       -----------------------      ---------------------------
(in millions)                                                            1998             1997           1998              1997
                                                                         ----             ----           ----              ----
    Institutional (a)                                                  $   204         $   170       $     386          $   330
    Personal (a)                                                           121             102             235              203
    Mutual Fund Fees (a)                                                    33              24              64               47
    Other Trust Fees                                                        25              25              46               51
                                                                       -------         -------       ---------          -------
      Total Trust, Custody and Investment Management Fees              $   383         $   321       $     731          $   631
                                                                       =======         =======       =========          =======


(a) For the definitions of the above captions, see page 26 of Chase's 1997 Annual Report.


Trust, custody and investment management fees continued the record setting pace of 1997 and first quarter 1998 by rising 19% to a new record of $383 million in the 1998 second quarter, and increasing 16% to $731 million in the first six months. These favorable results were largely attributable to growth in assets under custody, expanded securities lending activity, and a higher level of assets under management (including at Chase Vista mutual funds).

Credit card revenue rose $141 million, or 63%, in the 1998 second quarter and $180 million, or 37%, in the 1998 first half as a result of continued growth in managed credit card receivables, including the acquisition of BONY's credit card portfolio in late 1997, and increased co-branded activities. The increases in revenue were partially offset by a rise in net charge-offs on the securitized portfolio, which reduced the excess servicing fees Chase received from the securitizations. Average managed worldwide credit card receivables grew to $31.9 billion in the second quarter of 1998, compared with $26.1 billion for the prior year's second quarter. For a further discussion of the credit card portfolio, see page 27 of this Form 10-Q.

FEES FOR OTHER FINANCIAL SERVICES                                          Second Quarter                      Six Months
                                                                     -------------------------       --------------------------
(in millions)                                                          1998             1997             1998              1997
                                                                       ----             ----             ----              ----
   Service Charges on Deposit Accounts                               $    92          $     95       $    183           $   186
   Fees in Lieu of Compensating Balances                                  91                74            171               155
   Commissions on Letters of Credit and Acceptances                       72                74            146               146
   Mortgage Servicing Fees                                                49                62            106               118
   Loan Commitment Fees                                                   32                29             70                56
   Other Fees                                                            173               153            343               300
                                                                     -------          --------       --------           -------
     Total                                                           $   509          $    487       $  1,019           $   961
                                                                     =======          ========       ========           =======


The rise in fees in lieu of compensating balances reflects, in part, higher fees for services paid by customers, rather than customers maintaining a higher level of compensating balances in the current lower interest-rate environment. Mortgage servicing fees declined in both the 1998 second quarter and first six months largely due to the impact of prepayments as a result of a lower interest-rate environment; however, lower interest rates benefited mortgage originations and sales revenues, which are reported in other revenues, as discussed on page 23 of this Form 10-Q. The higher level of loan commitment fees for both 1998 periods was largely a reflection of increased activity in Chase's acquisition financing business. Higher fees related to insurance products, investment services and loans securitized contributed to the increase in other fees.

TRADING REVENUE                                                            Second Quarter                      Six Months
                                                                     -------------------------      ---------------------------
(in millions)                                                          1998             1997             1998              1997
                                                                       ----             ----             ----              ----
Trading Revenue                                                      $   333          $    491       $     813          $    896
Net Interest Income Impact (a)                                           184               140             396               297
                                                                     -------          --------       ---------          --------
Total Trading-Related Revenue                                        $   517          $    631       $   1,209          $  1,193
                                                                     =======          ========       =========          ========
Product Diversification:
     Interest Rate Contracts (b)                                     $    95          $    217       $     236          $    382
     Foreign Exchange Contracts (b)                                      270               171             556               336
     Debt Instruments and Other (b)                                      152               243             417               475
                                                                     -------          --------       ---------          --------
Total Trading-Related Revenue                                        $   517          $    631       $   1,209          $  1,193
                                                                     =======          ========       =========          ========


(a) For a definition of trading-related net interest income, see Note Two of Chase's 1997 Annual Report.
(b) For the classes of financial instruments included, see Note Two of Chase's 1997 Annual Report.

Total trading revenues were $517 million for the 1998 second quarter, a decline from the second quarter of 1997, as strong growth in client-driven business and foreign exchange trading was offset by lower fixed income results, primarily related to emerging markets. Total trading revenues for the 1998 first six months were up slightly from the same 1997 period, due to strong 1998 first quarter results, primarily reflecting a favorable foreign exchange environment.

Interest rate contract revenues declined for both periods, mainly due to weaker results in the U.S., especially in several structured products. The rise in foreign exchange revenue reflected strong earnings across a broad spectrum of currencies, with particular emphasis on Asian markets where volatility continued to remain high. The decline in debt instruments and other revenue was attributable to weak markets in Eastern European and Latin American debt instruments partially offset by strong performances from various non-interest rate derivative product lines.

Securities gains of $98 million in the 1998 second quarter (more than triple the 1997 second quarter's results) and $181 million in the 1998 first half (an increase of 38% from the same 1997 period) were realized in connection with Chase's asset/liability management activities. The higher gains in the 1998 periods were largely from sales of U.S. Government and agency securities in the available-for-sale portfolio.

Revenue from equity-related investments includes income from a wide variety of investments both in the United States and abroad. The 1998 second quarter results of $370 million were again a record for Chase and were significantly higher than the prior year's quarter (increasing 93%) and the quarterly average of approximately $206 million for the previous eight quarters. First half 1998 results increased 86% to $663 million. The higher revenues in both periods reflect the continued benefit of Chase's accelerated pace of investment activities over the last several years as well as the favorable market conditions during 1998. At June 30, 1998, the carrying value of Chase's equity-related investments approximated $4.6 billion.

OTHER NONINTEREST REVENUE                                                  Second Quarter                      Six Months
                                                                     ------------------------       ---------------------------
(in millions)                                                           1998            1997             1998            1997
                                                                        ----            ----             ----            ----
    Residential Mortgage Origination/Sales Activities                $     84         $    30        $     136         $     61
    Gain on Sale of a Partially-Owned Foreign Investment                   --              --               --               44
    All Other Revenue                                                     149              89              193              205
                                                                     --------         -------        ---------         --------
       Total Other Noninterest Revenue                               $    233         $   119        $     329         $    310
                                                                     ========         =======        =========         ========


Other revenue, which includes gains and losses from the sale of nonstrategic assets and from securitizations, amounted to $233 million for the second quarter of 1998, a rise of $114 million from the prior year's second quarter, and was $329 million for the first half of 1998. The 1998 second quarter and first six months results included higher revenue from residential mortgage originations and portfolio sales activities, a reflection of a favorable interest-rate environment. Also contributing to the improvement in other revenue in both 1998 periods were gains on a variety of nonstrategic assets and the reclassification of income (from net interest income to other revenue) from a loan and securities portfolio that was transferred into a trust, the shares of which are being sold to private banking and institutional investors. The 1997 first half results included a $44 million gain on the sale of a partially-owned foreign investment. The 1997 second quarter and first half also included $18 million and $32 million, respectively, of equity income from Chase's investment in CIT Group Holdings, Inc. (Chase's remaining 20% interest in CIT was sold in the fourth quarter of 1997).

NONINTEREST EXPENSE
Noninterest expense, excluding restructuring costs, was $2,714 million in the 1998 second quarter, an increase of 12% from the prior year's quarter, and was $5,334 million for the first half of 1998, an increase of 10% from the same 1997 period. Increased revenues across a spectrum of Global Banking businesses contributed to an increase in incentive costs. The balance of the increase for both 1998 periods reflects operating costs related to portfolio acquisitions, investment spending on new product offerings and Year 2000, EMU integration and other technology spending. Noninterest expense including restructuring costs was $2,722 million in the 1998 second quarter and $5,863 million for the first six months of 1998, an increase of 10% and 19%, respectively, from the 1997 second quarter and first six months, respectively.

NONINTEREST EXPENSE                                             Second Quarter                             Six Months
                                                        -------------------------               -----------------------------
(in millions, except ratios)                               1998             1997                    1998               1997
                                                           ----             ----                    ----               ----
Salaries                                                $    1,270       $   1,110               $    2,524         $   2,234
Employee Benefits                                              215             219                      439               441
Occupancy Expense                                              191             193                      380               380
Equipment Expense                                              212             193                      421               383
Other Expense                                                  826             698                    1,570             1,392
                                                        ----------       ---------               ----------         ---------
     Total Before Restructuring Costs                        2,714           2,413                    5,334             4,830
Restructuring Costs                                              8              71                      529               101
                                                        ----------       ---------               ----------         ---------
     Total                                              $    2,722       $   2,484               $    5,863         $   4,931
                                                        ==========       =========               ==========         =========

Efficiency Ratio (a)                                           57%             58%                      56%               58%
Efficiency Ratio - Operating (a) (b)                           53%             54%                      53%               54%


(a)  Excludes the REIT.
(b)  Excludes the impact of credit card securitizations.


The increase in salaries for the 1998 second quarter and first six months was primarily due to higher incentive costs as a result of higher earnings across a number of businesses and competitive market pressures across many segments of Global Banking. Included in the 1997 six month period was a charge of $50 million reflecting the accelerated vesting of stock-based incentive awards.

FULL-TIME EQUIVALENT EMPLOYEES                                 JUNE 30,            June 30,
                                                                   1998                1997
                                                                   ----                ----
Domestic Offices                                                 60,074              57,984
Foreign Offices                                                  10,619              10,148
                                                                 ------              ------
     Total Full-Time Equivalent Employees                        70,693              68,132
                                                                 ======              ======


The increased staff levels during the 1998 second quarter were primarily in NCS, reflecting increased staffing demands as a result of portfolio acquisitions and volume growth.

The higher level of equipment expense during the 1998 second quarter and first six months was primarily the result of increased software expense related to Year 2000 and EMU efforts as well as the integration of processing systems throughout Chase and technology expenditures necessary to support targeted growth businesses.

OTHER EXPENSE                                          Second Quarter                              Six Months
                                             -------------------------------           --------------------------------
(in millions)                                  1998                    1997               1998                   1997
                                              ----                    ----               ----                   ----
     Professional Services                   $     161               $   136           $      303             $     269
     Marketing Expense                             108                   107                  198                   210
     Telecommunications                             91                    73                  168                   148
     Travel and Entertainment                       67                    61                  119                   112
     Amortization of Intangibles                    64                    41                  125                    82
     Minority Interest                              12                    20                   24                    39
     Foreclosed Property Expense                     2                    --                    6                     3
     All Other                                     321                   260                  627                   529
                                             ---------               -------           ----------             ---------
       Total                                 $     826               $   698           $    1,570             $   1,392
                                             =========               =======           ==========             =========

Other expense for the 1998 second quarter and first six months increased $128 million and $178 million, respectively, when compared with the second quarter and first six months of 1997. Professional services costs for both 1998 periods reflected higher levels of contract computer professionals associated with planned Year 2000 and the EMU efforts. The $18 million rise in telecommunications costs in the 1998 second quarter and $20 million increase for the first half of 1998, primarily reflects the growth in business volume at all of Chase's major business franchises, covering both installation and usage. Travel and entertainment expense increased 10% in the 1998 second quarter and 6% for the first six months of 1998 due, in part, to increased staff levels. The purchase of the BONY credit card portfolio in late 1997 contributed to the increase in amortization of intangibles expense, while the increased servicing costs for the portfolio contributed to the increase in all other expense. These increases were partially offset by a decline in minority interest expense due to the acquisition of minority interest in a foreign investment in the 1998 first quarter.

For a discussion of Chase's restructuring costs, see Note Eight on page 9 of this Form 10-Q.

Year 2000 and EMU: For a discussion of Chase's Year 2000 and the EMU efforts, see pages 28-29 of Chase's 1997 Annual Report. The information below updates Chase's Year 2000 and EMU disclosures:

Chase continues to work actively on its Year 2000 computer readiness. During the first half of 1998, Chase made substantial progress in remediating and testing its internal systems, as well as in working with external parties (vendors, outside service providers, infrastructure suppliers (e.g., telecom providers), customers, industry groups, clearing houses and regulatory agencies) to determine their Year 2000 readiness.

Chase tracks its Year 2000 progress against a set of detailed milestones.
During the second quarter of 1998, Chase reached a major project milestone: Year 2000 compliance of its technical infrastructure (e.g., data center equipment, LAN servers) and systems software. This internal milestone was met with 97% of Chase's identified technical components being made Year 2000 compliant. In addition, by June 30, 1998, over half of Chase's software applications had been remediated for the Year 2000. The balance of this remediation work remains on schedule for completion.

Third party vendor-supplied software packages are being closely tracked, with approximately 70% of the total number of packages identified as needing upgrade having been delivered to-date. Year 2000 internal and external test schedules have been established, and a significant portion of testing is in progress. External testing has begun for securities clearance and electronic payments, and schedules are being coordinated with financial markets infrastructure organizations, such as the New York Clearing House, Depository Trust Company, Federal Reserve, and Securities Industry Association. Testing with third parties is critical since a failure of a major external interface could have a material adverse effect on the operations of Chase.

During the remainder of 1998, Chase will be completing the major internal systems work. Efforts will continue to evolve from a focus on remediation and testing to identifying and assessing areas of additional business risk (including any business risks that could occur upon the failure of an external party) and adjusting or creating contingency plans as appropriate.

As a worldwide provider of foreign exchange, custody, cash management, and funds transfer services, and because Chase has an extensive international branch and subsidiary network, Chase has also been actively preparing for the introduction of the "euro", currently scheduled to occur on January 1, 1999. A dedicated EMU project team has been in place since November 1996 so that Chase products, technology, business operations and customer service functions worldwide will be appropriately modified and "euro-capable" by January 1, 1999. Risk assessment reviews are made regularly to track progress against a detailed timeline. Remediation of all critical operating systems is intended to be completed by August 31, 1998 with the testing of all systems, involving Chase locations worldwide that will be impacted by the euro conversion, scheduled over the remaining four months of the year. As part of its preparations, Chase has been working closely with its customers, counterparties and regulatory agencies in order to mitigate the payment and settlement risks resulting from the euro's introduction. Chase has also been actively developing contingency plans to deal with any liquidity issues that may result from misrouted funds because of these changes in payment or settlement procedures.

INCOME TAXES
Chase recognized income tax expense of $631 million in the second quarter of 1998 compared with $555 million in the second quarter of 1997. The effective tax rate for each period was 37.0% and 37.5%, respectively. For the first six months, Chase recorded income tax expense of $1.06 billion in 1998, compared with $1.11 billion in 1997, at an effective tax rate of 37.0% and 37.5%, respectively.

CREDIT RISK MANAGEMENT

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 29-37 and 52 of Chase's 1997 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

                                                                                                        PAST DUE 90 DAYS OR MORE
                                            CREDIT-RELATED ASSETS          NONPERFORMING ASSETS              & STILL ACCRUING
                                         -------------------------      --------------------------      ------------------------
                                           JUNE 30,        Dec 31,       JUNE 30,          Dec 31,          JUNE 30,     Dec 31,
(in millions)                                1998           1997           1998             1997              1998        1997
                                             ----           ----           ----             ----              ----        ----
Consumer:
Domestic Consumer:
  1-4 Family Residential Mortgages       $    41,218    $    38,680      $     374        $    340         $      2     $      2
  Credit Card                                 13,034         15,631             --              --              267          256
  Auto Financings                             13,080         13,243             42              31               13           20
  Other Consumer                               8,355          8,543              8               7              115          142
                                         -----------    -----------      ---------        --------         --------     --------
Total Domestic Consumer                       75,687         76,097            424             378              397          420
Foreign Consumer                               3,882          3,976             20              21                9            7
                                         -----------    -----------      ---------        --------         --------     --------
TOTAL CONSUMER                                79,569         80,073            444             399              406          427
                                         -----------    -----------      ---------        --------         --------     --------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                   40,790         37,931            342             258               23           18
  Commercial Real Estate(a)                    4,552          5,030             67              75                7           14
  Financial Institutions                       7,604          6,652             --               1               --           --
                                         -----------    -----------      ---------        --------         --------     --------
Total Domestic Commercial                     52,946         49,613            409             334               30           32
Total Foreign Commercial                      36,190         38,768            369             175               57           --
                                         -----------    -----------      ---------        --------         --------     --------
TOTAL COMMERCIAL                              89,136         88,381            778             509               87           32
                                         -----------    -----------      ---------        --------         --------     --------
TOTAL LOANS (b)                          $   168,705    $   168,454          1,222             908         $    493     $    459
                                         ===========    ===========      ---------        --------         ========     ========
Derivative and FX Contracts              $    33,654    $    38,476             28              --         $      4     $      1
                                         ===========    ===========                                        ========     ========
Assets Acquired as Loan Satisfactions                                          115             110
                                                                         ---------        --------
TOTAL NONPERFORMING ASSETS                                               $   1,365        $  1,018
                                                                         =========        ========



                                                                             NET CHARGE-OFFS
                                                         -------------------------------------------------------------
                                                           Second Quarter                          Six Months
                                                         -----------------------           ---------------------------
(in millions)                                             1998              1997             1998                 1997
                                                          ----              ----             ----                 ----
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages                    $       6          $       6      $       16            $      13
  Credit Card                                               184                121             363                  271
  Auto Financings                                            18                 15              41                   27
  Other Consumer                                             43                 48              84                   88
                                                      ---------          ---------      ----------            ---------
Total Domestic Consumer                                     251                190             504                  399
Foreign Consumer                                              5                  3               8                    6
                                                      ---------          ---------      ----------            ---------
TOTAL CONSUMER                                              256                193             512                  405
                                                      ---------          ---------      ----------            ---------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                                 (27)                 4             (18)                  18
  Commercial Real Estate(a)                                  (3)                (6)             (6)                 (10)
                                                      ----------         ---------      ----------            ---------
Total Domestic Commercial                                   (30)                (2)            (24)                   8
Total Foreign Commercial                                    102                 (2)            172                   (4)
                                                      ---------          ---------      ----------            ---------
TOTAL COMMERCIAL                                             72                 (4)            148                    4
DERIVATIVE AND FX CONTRACTS                                  10                 --              22                   --
                                                      ---------          ---------      ----------            ---------
TOTAL NET CHARGE-OFFS                                 $     338          $     189      $      682            $     409
                                                      =========          =========      ==========            =========


(a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.
(b) Total loans, excluding the impact of credit card securitizations, at June 30, 1998 and December 31, 1997 were $186,924 million and $185,306 million, respectively.

LOAN SUMMARY
The slight increase in retained loans outstanding is the result of an increase in commercial loans. Based upon industry classifications utilized by Chase, there were no commercial and industrial industry segments which exceeded 5% of total commercial and industrial loans outstanding. During the 1998 second quarter, exposures to Asia continued to decrease and Asian charge-offs were partially offset by recoveries in the rest of the commercial portfolio.

Chase's nonperforming assets at June 30, 1998 increased $347 million from the 1997 year-end level primarily due to an increase in nonperforming Asian assets and, to a lesser extent, domestic commercial loans. Management expects that during the remainder of 1998, there will be an increase in nonperforming assets from the June 30, 1998 level, primarily as a result of continuing uncertainty in the financial conditions of certain Asian countries.

Total net charge-offs on a retained basis increased by $149 million during the 1998 second quarter and by $273 million for the first six months, when compared to the same 1997 periods. Total net charge-offs on a managed basis were $624 million in the 1998 second quarter, compared with $456 million in the second quarter of 1997. For the first six months of 1998, total net charge-offs on a managed basis were $1,248 million, compared with $890 million in 1997. The increase in net charge-offs on both a managed and retained basis is due to the generally lower credit quality of a recently acquired credit card portfolio, a factor which was anticipated at the time of its acquisition, and increased foreign commercial charge-offs, primarily as a result of conditions in Asia.

CONSUMER PORTFOLIO

Residential Mortgage Loans: Residential mortgage loans were $41.2 billion at June 30, 1998, a $2.5 billion increase from year-end, reflecting higher activity due to lower interest rates. At June 30, 1998, nonperforming domestic residential mortgage loans, as a percentage of the domestic residential mortgage loan portfolio, was 0.91%, slightly up from the 1997 year-end level.

Credit Card Loans: Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

The following table presents credit-related information for Chase's domestic managed credit card receivables.

                                                                     As of or for the                 As of or for the
                                                                    Three Months Ended                Six months Ended
                                                                      June 30,  (a)                     June 30,  (a)
                                                            -------------------------------      --------------------------
(in millions, except ratios)                                     1998               1997             1998            1997
                                                                 ----               ----             ----            ----
Average Managed Domestic Credit Card Receivables            $     31,326        $    25,567       $    31,581   $    25,443
Past Due 90 Days or More and Accruing                       $        649        $       520       $       649   $       520
  As a Percentage of Average Credit Card Receivables               2.07%              2.03%            2.06%           2.04%
Net Charge-offs                                             $        471        $       383       $       930   $       741
  As a Percentage of Average Credit Card Receivables               6.01%              5.99%            5.89%           5.83%


(a) For the three months ended June 30, 1998, and 1997 and for the six months ended June 30, 1998 and 1997, Chase's average aggregate domestic and international managed credit card receivables were $31.9 billion, $26.1 billion, $32.2 billion and $25.9 billion, respectively. Net charge-offs as a percentage of average aggregate domestic and international managed credit card receivables for each of these periods were 5.94%, 5.92%, 5.82% and 5.75%, respectively.


The increases in domestic average managed credit card receivables for both the three and six month periods ended June 30, 1998, when compared with the same periods in 1997, were largely the result of the purchase of a credit card portfolio in late 1997, totaling approximately $4.0 billion in outstandings. The increase in net charge-off percentage for both 1998 periods is due to the generally lower credit quality of that acquired portfolio, partially offset by a lower charge-off percentage in the core portfolio. Management expects that domestic credit card net charge-offs, as a percentage of average domestic managed credit card receivables, will increase modestly in 1998 when compared with 1997.

Auto Financings: Auto financings outstanding remained relatively stable and reflected continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $5.9 billion in the first half of 1998, compared with $5.0 billion in the same 1997 period. Net charge-offs related to auto financings increased in the 1998 second quarter and in the first six months, compared with the same 1997 periods. The increased level of net charge-offs for both 1998 periods primarily reflects growth in the portfolio and the unfavorable performance in a discontinued product line.

COMMERCIAL PORTFOLIO

Domestic Commercial: Net charge-off levels in the domestic commercial portfolio remained low during the 1998 second quarter and the portfolio continued to maintain its strong credit quality.

Foreign Commercial: The foreign commercial portfolio totaled $36.2 billion at June 30, 1998, a decrease of $2.6 billion from the 1997 year-end. Nonperforming loan levels at June 30, 1998, as well as net charge-off levels for the 1998 second quarter and first six months, increased in comparison with the respective prior year periods, due to financial conditions in Asia.

Total nonperforming assets in Asia, including derivatives, increased by $204 million from year-end levels and by $43 million from March 31, 1998 to $286 million at June 30, 1998. Asian commercial net charge-offs, including derivatives, for the 1998 second quarter were $122 million and for the first half of 1998 were $214 million, compared with $3 million and $2 million, respectively, in the same 1997 periods.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS
For a discussion of the derivative and foreign exchange financial instruments utilized in connection with Chase's trading and ALM activities, see pages 35-36 and Notes One and Eighteen of Chase's 1997 Annual Report. At June 30, 1998, the majority of these transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 1998 and December 31, 1997. The lengthening of the maturity profile since year-end is the result of the improved creditworthiness of Chase over the last several years (as evidenced by credit rating upgrades) and the maturation of the derivatives market where longer maturities are becoming more commonplace.

                                    AT JUNE 30, 1998                                            At December 31, 1997
                      ---------------------------------------------------     ---------------------------------------------------
                      INTEREST      FOREIGN          EQUITY,                   Interest      Foreign        Equity,
                        RATE       EXCHANGE       COMMODITY AND                  Rate       Exchange     Commodity and
                      CONTRACTS    CONTRACTS     OTHER CONTRACTS    TOTAL      Contracts    Contracts   Other Contracts     Total
                      ---------    ---------     ---------------    -----      ---------    ---------   ---------------     -----
Less than 1 year          19%         91%            43%             43%           27%          95%            51%           54%
1 to 5 years               49           6             54              35            47            5             48            32
Over 5 years               32           3              3              22            26           --              1            14
                          ---         ---            ---             ---           ---          ---            ---           ---
Total                     100%        100%           100%            100%          100%         100%           100%          100%
                          ===         ===            ===             ===           ===          ===            ===           ===


Chase's net charge-offs arising from derivative and foreign exchange transactions were $10 million in the 1998 second quarter and $22 million for the first six months of 1998. There were no net charge-offs on these types of transactions during the second quarter and first six months of 1997. At June 30, 1998, nonperforming derivative contracts were $28 million, compared with none in 1997. The increases in both net charge-offs and nonperforming derivative contracts were due to the financial conditions in Asia.

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


                                                 JUNE 30,1998                                  December 31, 1997
                                -----------------------------------------------    -----------------------------------------------
                                  LENDING-          FOREIGN           TOTAL          Lending-          Foreign           Total
SELECTED ASIAN COUNTRIES           RELATED         EXCHANGE &     CROSS-BORDER        Related        Exchange &       Cross-Border
(in billions)                   AND OTHER (a)   DERIVATIVES (b)     EXPOSURE       and Other (a)   Derivatives (b)     Exposure
                                ---------       -----------         --------       ---------       ------------        --------
Korea                            $   2.6          $    0.6         $   3.2        $     3.4          $   2.0         $     5.4
Hong Kong                            2.0               0.4             2.4              3.1              0.5               3.6
Indonesia                            1.1               0.5             1.6              1.8              0.8               2.6
Thailand                             1.2               0.2             1.4              1.5              0.6               2.1
Singapore                            1.1               0.2             1.3              1.2              0.6               1.8
Philippines                          0.7                --             0.7              1.1               --               1.1
Malaysia                             0.8               0.1             0.9              0.9              0.2               1.1
China                                0.6               0.2             0.8              0.7              0.1               0.8
Taiwan                               0.8                --             0.8              0.8               --               0.8
India                                0.1                --             0.1              0.2               --               0.2
                                 -------          --------         -------        ---------          -------         ---------
    Total Selected Countries     $  11.0          $    2.2         $  13.2        $    14.7          $   4.8         $    19.5
                                 =======          ========         =======        =========          =======         =========


(a) Includes loans and accrued interest, interest-bearing deposits with banks, trading debt and equity instruments, acceptances, other monetary assets, issued letters of credit, undrawn commitments to extend credit and local currency assets, net of local currency liabilities.

(b) Foreign exchange largely represents the mark-to-market exposure of spot and forward contracts. Derivatives largely represent the mark-to-market exposure of risk management instruments. Mark-to-market exposure is a measure, at a point in time, of the value of a foreign exchange or derivative contract in the open market. The impact of legally enforceable master netting agreements on these foreign exchange and derivative contracts reduced exposure by $0.7 billion at both June 30, 1998 and December 31, 1997.

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

                                                                  Second Quarter                           Six Months
                                                          -----------------------------         -------------------------------
(in millions, except ratios)                                 1998                  1997              1998                1997
                                                             ----                  ----              ----                ----
    Aggregate Allowance at Beginning of Period            $   3,867             $  3,695         $   3,869            $   3,694
    Provision for Credit Losses                                 338                  189               682                  409
    Charge-Offs                                                (437)                (258)             (856)                (531)
    Recoveries                                                   99                   69               174                  122
                                                          ---------             --------         ---------            ---------
      Net Charge-Offs                                          (338)                (189)             (682)                (409)
    Other, Primarily Allowance Related to
      Purchased Portfolio                                         7                   (4)                5                   (3)
                                                          ---------             --------         ---------            ---------
    Aggregate Allowance at End of Period                  $   3,874(a)          $  3,691         $   3,874(a)         $   3,691
                                                          =========             ========         =========            =========



                                                                        JUNE 30,                June 30,
                                                                            1998                    1997
                                                                            ----                    ----
Composition of Allowance for Credit Losses:
    Loans                                                             $    3,629             $     3,446
    Derivative and Foreign Exchange Contracts                                 75                      75
    Lending-Related Commitments                                              170                     170
                                                                      ----------             -----------
Aggregate Allowance                                                   $    3,874             $     3,691
                                                                      ==========             ===========


Allowance for Credit Losses on Loans to:
    Nonperforming Loans                                                     297%                   356%
    Loans at Period-End                                                    2.15                   2.15
    Average Loans (Six Months)                                             2.15                   2.23


(a) The increases in the aggregate allowance from the June 30, 1997 levels is due in large part to the acquisition of the Bank of New York credit card portfolio in late 1997.


The allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, derivative and foreign exchange financial instruments and lending-related commitments. Chase deems its allowance for credit losses at June 30, 1998 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

MARKET RISK MANAGEMENT

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 37-41 and Notes One and Eighteen of Chase's 1997 Annual Report.

Chase uses both historic simulation and Monte Carlo statistical techniques to estimate a daily value-at-risk ("VAR"). The VAR calculation is performed for all material trading portfolios and market risk-related ALM portfolios, with results reported by business unit and in the aggregate. The total VAR for Chase's trading portfolio and market risk-related ALM portfolio as of or for the twelve-month period ended June 30, 1998 was as follows:

                                    Marked-to-Market Trading Portfolio                   Market Risk-Related ALM Activities
                              -----------------------------------------------       ---------------------------------------------
                                       Twelve-Month Period                                    Twelve-Month Period
                                       Ending June 30, 1998              At                  Ending June 30, 1998            At
                              ------------------------------------                  -----------------------------------
                                                                     June 30,                                             June 30,
                                Average      Minimum       Maximum       1998        Average      Minimum       Maximum      1998
(in millions)                     VAR          VAR           VAR          VAR          VAR          VAR           VAR         VAR
                                  ---          ---           ---          ---          ---          ---           ---         ---
Interest Rate VAR             $   22.6    $     15.1    $   51.4      $  27.3       $   47.0     $   36.6     $   67.3    $   45.0
Foreign Exchange VAR               7.4           2.9        17.7          6.8             ---         ---          ---         ---
Commodities VAR                    2.8           1.1         4.9          3.7             ---         ---          ---         ---
Equities VAR                       4.1           2.1         9.4          4.9             ---         ---          ---         ---
Less:
  Portfolio Diversification      (12.6)           NM          NM        (13.8)            ---         ---          ---         ---
                              --------    ----------    --------      -------       ---------    --------     --------    --------

    Total VAR                 $   24.3    $     15.6    $   51.5      $  28.9       $   47.0     $   36.6     $   67.3    $   45.0
                              ========    ==========    ========      =======       ========     ========     ========    ========

                                                            Twelve-Month Period                      At
                                                            Ending June 30, 1998                June 30, 1998
                                                                 Average VAR                         VAR
                                                                 -----------                         ---
Marked-to-Market Trading Portfolio                               $       24.3                   $        28.9
Market Risk-Related ALM Activities                                       47.0                            45.0
Less:  Portfolio Diversification                                        (17.5)                          (23.2)
                                                                 ------------                   -------------
    Aggregate VAR                                                $       53.8                   $        50.7
                                                                 ============                   =============

NM: Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


Chase's average aggregate VAR (VAR for both trading and ALM activities), for the twelve-month period ended June 30, 1998, was $53.8 million. Chase's aggregate VAR at June 30, 1998 was $50.7 million. Chase's aggregate average and period end VAR are less than the sum of the respective trading and ALM VARs shown in the above table (by $17.5 million and $23.2 million, respectively) due to risk-offsets resulting from portfolio diversification which occur across the trading and ALM portfolios.

Chase was among the earliest adopters of the Basle Committee on Banking Supervision market risk capital rules. Both for regulatory compliance with the Basle rules and for internal evaluation of VAR, Chase conducts daily backtesting of its VAR against trading revenues. For mark-to-market activities, there were no days in the second quarter of 1998 in which VAR was exceeded by a daily trading loss.

Management believes stress tests are an essential complement to VAR. At Chase, stress tests are an integral part of an effective risk management process, and have assumed an equal standing to VAR as a risk measurement and control technique for market risk. As of June 30, 1998, Chase's corporate monthly stress tests consist of five historical and three hypothetical scenarios for all material trading portfolios and market risk-related ALM portfolios. Since December 31, 1997, stress test results have been incorporated into Chase's internal capital allocation methodology, which provides a significant incentive for active management of aggregate exposures to difficult market environments.

TRADING ACTIVITIES

The following chart contains a histogram of Chase's daily market risk-related revenue, which is defined as the daily change in value of marked-to-market trading portfolios plus any trading-related net interest income.



        [Graphic of Daily Changes in Market Risk-Related Trading Revenue
                               - See Appendix 1]



Based on actual trading results for the twelve months ended June 30, 1998, Chase posted positive daily market risk-related revenue for 220 out of 259 business trading days with 84 days exceeding positive $15 million over the past twelve months. This compares with 53 days exceeding positive $15 million for the twelve months ended June 30, 1997. The large increase in days exceeding positive $15 million reflected continued efforts to build key trading activities. Chase incurred six daily trading losses in excess of negative $15 million over the past twelve months. Four of these six days of losses resulted from sharp price declines and a loss of liquidity for certain securities, particularly emerging market debt instruments, during the difficult and unusually volatile trading markets in late October 1997.

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

CONDENSED INTEREST-RATE SENSITIVITY TABLE

(in millions)                                      1-3           4-6           7-12            1-5         OVER
AT JUNE 30, 1998                                  MONTHS        MONTHS         MONTHS         YEARS       5 YEARS        TOTAL
                                                  ------        ------         ------         -----       -------        -----
Balance Sheet                                 $  (22,486)   $    4,470     $    2,627     $  34,177     $  (18,788)    $    --
Derivative Instruments Affecting
  Interest-Rate Sensitivity                       13,456        (8,923)        (5,567)       (2,872)         3,906          --
Interest-Rate Sensitivity Gap                     (9,030)       (4,453)        (2,940)       31,305        (14,882)         --
Cumulative Interest-Rate
  Sensitivity Gap                                 (9,030)      (13,483)       (16,423)       14,882             --          --
% of Total Assets                                     (2%)          (4%)           (4%)          4%             --          --

At June 30, 1998, Chase had $16.4 billion more liabilities than assets repricing within one year (including the net repricing effects of derivative positions), or 4% of total assets. This compares with $17.8 billion more liabilities than assets repricing within one year, or 5% of total assets, at December 31, 1997. This negative gap (more liabilities repricing than assets), will benefit earnings in a declining interest rate environment and will detract from earnings in a rising interest rate environment.

At June 30, 1998, based on Chase's simulation model and applying immediate increases in various market interest rates (100 bp increase for US dollar-denominated positions and a range from 100 bp to 1500 bp increases for non-US dollar-denominated positions), earnings at risk over the next twelve months are estimated to be approximately 2.8% of projected 1998 after-tax income (before restructuring costs). Chase's earnings at risk to an immediate rise in interest rates was estimated to be approximately 3.5% of after-tax net income at December 31, 1997 and 5.5% of after-tax net income at March 31, 1998. The lower earnings at risk at June 30, 1998, when compared with the March 31, 1998 amount, reflects a lower level of fixed-rate securities funded by floating-rate liabilities. The hypothetical rate shocks are used to calibrate risk that Chase believes to be reasonably possible of occurring in the near-term, but these scenarios do not necessarily represent management's current view of future market developments.

Impact of ALM Derivative Activity:
The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at June 30, 1998 and December 31, 1997.

                                                JUNE 30,   December 31,
(in millions)                                     1998         1997         Change
                                                  ----         ----         ------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                    $  44        $    -        $    44
  Net Unrecognized Gains (Losses) (a)               (7)         (392)           385
                                                 -----        ------        -------
      Net ALM Derivative Gains (Losses)          $  37        $ (392)       $   429
                                                 =====        ======        =======


(a) These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts.



OPERATING RISK MANAGEMENT


For a discussion of Chase's management of its operating risk, see page 41 of Chase's 1997 Annual Report.


CAPITAL AND LIQUIDITY RISK MANAGEMENT


The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 41-43 and Note Seventeen of Chase's 1997 Annual Report.

CAPITAL
Chase's capital levels at June 30, 1998 remained well in excess of regulatory guidelines. At June 30, 1998, Tier 1 and Total Capital ratios were 8.2% and 11.9%, respectively, and the Tier 1 leverage ratio was 6.3%. At June 30, 1998, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $34.1 billion, an increase of $.8 billion from December 31, 1997. This increase for the first half of 1998 reflects retained earnings (net income less common and preferred dividends) generated during the period together with the issuance of $200 million (net of discount) of capital securities issued by certain Chase subsidiaries (see Note Seven of this Form 10-Q) and the issuance of $200 million of fixed/adjustable rate noncumulative preferred stock. The increase was partially offset by the redemption of $772 million of preferred stock bearing higher dividend rates.

In the first quarter of 1998, Chase raised the cash dividend on its Common Stock to $.36 per share from $.31 per share. (See Note 2 for a discussion of Chase's two-for-one stock split.) Chase has over the past several years been paying a common stock dividend that has generally been equal to approximately 25% to 35% of Chase's operating net income, less the amount of preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors taking into consideration Chase's earnings and financial condition and applicable governmental regulation and policies.

From inception of a stock buy-back program authorized by Chase's Board of Directors in October 1996 through June 30, 1998, Chase repurchased 69.3 million shares of its Common Stock ($3.5 billion) and reissued from treasury approximately 40.8 million shares of its Common Stock ($2.0 billion) under its benefit plans, resulting in a net repurchase of 28.5 million shares.

Management is committed to maintaining a disciplined capital policy for Chase. That policy is intended to increase SVA, to employ capital to support growth, including through acquisitions or other investment opportunities, and to return excess capital to stockholders. In light of this policy, management utilized capital during the first six months of 1998 to increase Chase's regulatory capital ratios to within management's target range of 8% - 8.25%. For the remainder of the year, management intends that capital generated in excess of target capital ratios will be used to support pending acquisitions and to repurchase additional shares of common stock under the buyback program, although the exact amount of common stock that will be purchased by Chase during the remainder of the year will depend on Chase's future earnings, internal asset growth and future investment and acquisition opportunities.

LIQUIDITY
Chase manages its liquidity in order to ensure the availability of sufficient cash flows to meet all of Chase's financial commitments and to capitalize on opportunities for Chase's business expansion. Chase is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, and common and preferred stock. At June 30, 1998, Chase's long-term debt was $14.5 billion. Chase issued $2.1 billion of long-term debt during the first six months of 1998; during the same period, $566 million of long-term debt matured and $428 million was redeemed. During the second quarter of 1998, Chase issued $200 million of fixed/adjustable rate preferred stock and redeemed $200 million of its 7.58% cumulative preferred stock and $200 million of its 7.50% cumulative preferred stock. An additional $140 million of Chase's fixed-rate preferred stock becomes callable during the remainder of 1998. Chase constantly evaluates the opportunities to redeem its outstanding debt and preferred stock and to issue new debt and preferred stock in light of current market conditions.


SUPERVISION AND REGULATION


The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-5 of Chase's 1997 Annual Report.

DIVIDENDS
Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.1 billion at June 30, 1998.

ACCOUNTING DEVELOPMENTS


In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities in the balance sheet. The change in a derivative's fair value is generally recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules allow the derivative's change in value to be recognized either in current period earnings together with the offsetting change in value of the risk being hedged, or, to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings.

SFAS 133 is effective for all fiscal years beginning after June 15, 1999, with early adoption permitted. Chase already recognizes the derivatives used in its trading activities on its balance sheet at fair value with changes in the fair values of such derivatives included in earnings. This represents the substantial majority of the derivatives utilized by Chase. With respect to those other derivatives used as hedges of its assets, liabilities and commitments, Chase is beginning to assess the impact of the adoption of SFAS 133 on its hedging activities and its effect on its financial condition and operating performance.



OTHER EVENTS


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

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)



                                                     THREE MONTHS ENDED                             Three Months Ended
                                                        JUNE 30, 1998                                  June 30, 1997
                                              ------------------------------------      --------------------------------------
                                               AVERAGE                    RATE           Average                     Rate
                                               BALANCE     INTEREST   (ANNUALIZED)       Balance      Interest    (Annualized)
                                               -------     --------   ------------       -------      --------    ------------
ASSETS
Deposits with Banks                           $  4,611      $  148       12.88%         $  4,185       $  114        10.91%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              35,409         554        6.27%           42,715          697         6.54%
Trading Assets-Debt and Equity
  Instruments                                   34,442         716        8.34%           36,358          705         7.78%
Securities:
 Available-for-Sale                             54,515         855        6.29% (b)       40,850          679         6.67%(b)
 Held-to-Maturity                                2,518          40        6.37%            3,535           60         6.78%
Loans                                          167,807       3,319        7.93%          156,459        3,108         7.97%
                                              --------      ------                      --------       ------
 Total Interest-Earning Assets                 299,302       5,632        7.55%          284,102        5,363         7.57%
Allowance for Credit Losses on Loans            (3,548)                                   (3,437)
Cash and Due from Banks                         14,907                                    13,334
Risk Management Instruments                     33,288                                    31,991
Other Assets                                    30,102                                    22,905
                                              --------                                  --------
 Total Assets                                 $374,051                                  $348,895
                                              ========                                  ========
LIABILITIES
Domestic Retail Deposits                      $ 59,554         596        4.01%         $ 57,369          529         3.70%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            16,780         179        4.30%            8,750          153         7.01%
Deposits in Foreign Offices                     75,294       1,009        5.37%           68,588          886         5.18%
                                              --------      ------                      --------       ------
  Total Time and Savings
     Deposits                                  151,628       1,784        4.72%          134,707        1,568         4.67%
                                              --------      ------                      --------       ------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      66,835         886        5.32%           66,149          924         5.60%
  Commercial Paper                               4,568          60        5.25%            4,035           55         5.42%
  Other Borrowings (c)                          16,610         532       12.84%           21,993          531         9.69%
                                              --------      ------                      --------       ------
   Total Short-Term and
    Other Borrowings                            88,013       1,478        6.74%           92,177        1,510         6.57%
Long-Term Debt                                  16,492         325        7.89%           14,035          273         7.81%
                                              --------      ------                      --------       ------
  Total Interest-Bearing Liabilities           256,133       3,587        5.62%          240,919        3,351         5.58%
                                              --------      ------                      --------       ------
Noninterest-Bearing Deposits                    45,757                                    41,064
Risk Management Instruments                     35,032                                    32,189
Other Liabilities                               14,370                                    13,452
                                              --------                                  --------
Total Liabilities                              351,292                                   327,624
                                              --------                                  --------
PREFERRED STOCK OF SUBSIDIARY                      550                                       550
                                              --------                                  --------
STOCKHOLDERS' EQUITY
Preferred Stock                                  1,255                                     2,494
Common Stockholders' Equity                     20,954                                    18,227
                                              --------                                  --------
  Total Stockholders' Equity                    22,209                                    20,721
                                              --------                                  --------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity     $374,051                                  $348,895
                                              ========                                  ========
INTEREST RATE SPREAD                                                      1.93%                                       1.99%
                                                                          ====                                        ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $2,045(a)     2.74%                        $2,012 (a)     2.84%
                                                            ======        ====                         ======         ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended June 30, 1998 and June 30, 1997, the annualized rate for available-for-sale securities based on historical cost was 6.31% and 6.58%, respectively.
(c)  Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                      SIX MONTHS ENDED                               Six Months Ended
                                                        JUNE 30, 1998                                  June 30, 1997
                                            -----------------------------------------    ------------------------------------------
                                              AVERAGE                        RATE          Average                         Rate
                                              BALANCE       INTEREST     (ANNUALIZED)      Balance        Interest     (Annualized)
                                              -------       --------     ------------      -------        --------     ------------
ASSETS
Deposits with Banks                         $    4,397      $   300        13.78%         $  4,834        $   220          9.19%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              36,639        1,225         6.74%           39,427          1,256          6.42%
Trading Assets-Debt and Equity
  Instruments                                   33,879        1,392         8.29%           33,786          1,331          7.95%
Securities:
Available-for-Sale                              53,637        1,703         6.40%(b)        40,337          1,343          6.72%(b)
Held-to-Maturity                                 2,676           86         6.47%            3,631            122          6.77%
Loans                                          169,142        6,724         8.02%          154,754          6,239          8.13%
                                            ----------      -------                       --------        -------
Total Interest-Earning Assets                  300,370       11,430         7.67%          276,769         10,511          7.66%
Allowance for Credit Losses on Loans            (3,553)                                     (3,444)
Cash and Due from Banks                         14,542                                      12,703
Risk Management Instruments                     36,312                                      34,317
Other Assets                                    28,141                                      23,763
                                            ----------                                    --------
Total Assets                                $  375,812                                    $344,108
                                            ==========                                    ========

LIABILITIES
Domestic Retail Deposits                    $   59,244        1,168         3.98%         $ 57,511          1,058          3.71%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            16,115          366         4.58%            8,991            303          6.79%
Deposits in Foreign Offices                     76,110        2,065         5.47%           66,919          1,722          5.19%
                                            ----------      -------                       --------        -------
  Total Time and Savings
     Deposits                                  151,469        3,599         4.79%          133,421          3,083          4.66%
                                            ----------      -------                       --------        -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      67,543        1,833         5.47%           62,828          1,709          5.48%
  Commercial Paper                               4,352          114         5.27%            4,164            110          5.31%
  Other Borrowings (c)                          17,044        1,040        12.30%           19,695            993         10.17%
                                            ----------      -------                       --------        -------
   Total Short-Term and
    Other Borrowings                            88,939        2,987         6.77%           86,687          2,812          6.54%
Long-Term Debt                                  16,102          630         7.89%           13,780            530          7.75%
                                            ----------      -------                       --------        -------
  Total Interest-Bearing Liabilities           256,510        7,216         5.67%          233,888          6,425          5.54%
                                            ----------      -------                       --------        -------
Noninterest-Bearing Deposits                    45,165                                      40,981
Risk Management Instruments                     37,043                                      34,262
Other Liabilities                               14,425                                      13,497
                                            ----------                                    --------
Total Liabilities                              353,143                                     322,628
                                            ----------                                    --------
PREFERRED STOCK OF SUBSIDIARY                      550                                         550
                                            ----------                                    --------
STOCKHOLDERS' EQUITY
Preferred Stock                                  1,467                                       2,571
Common Stockholders' Equity                     20,652                                      18,359
                                            ----------                                    --------
  Total Stockholders' Equity                    22,119                                      20,930
                                            ----------                                    --------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $  375,812                                    $344,108
                                            ==========                                    ========
INTEREST RATE SPREAD                                                        2.00%                                          2.12%
                                                                            ====                                           ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $ 4,214(a)      2.83%                         $ 4,086(a)       2.98%
                                                            =======         ====                          =-=====          ====


(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the six months ended June 30, 1998 and June 30, 1997, the annualized rate for available-for-sale securities based on historical cost was 6.43% and 6.63%, respectively.
(c)  Includes securities sold but not yet purchased and structured notes.

                THE CHASE MANHATTAN CORPORATION AND SUBSIDIARIES
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                    1998                                1997
                                            -------------------     --------------------------------------------
                                            SECOND       First      Fourth        Third      Second       First
                                            QUARTER     Quarter     Quarter      Quarter     Quarter     Quarter
                                            -------     -------     -------      -------     -------     -------
INTEREST INCOME
Loans                                       $ 3,316     $ 3,405     $ 3,392      $ 3,294     $ 3,106     $ 3,129
Securities                                      889         889         851          720         735         722
Trading Assets                                  716         676         707          732         705         626
Federal Funds Sold and Securities
  Purchased Under Resale Agreements             554         671         728          623         697         559
Deposits with Banks                             148         152         156          149         114         106
                                            -------     -------     -------      -------     -------     -------
          Total Interest Income               5,623       5,793       5,834        5,518       5,357       5,142
                                            -------     -------     -------      -------     -------     -------
INTEREST EXPENSE
Deposits                                      1,784       1,815       1,764        1,714       1,568       1,515
Short-Term and Other Borrowings               1,478       1,509       1,640        1,451       1,510       1,302
Long-Term Debt                                  325         305         320          284         273         257
                                            -------     -------     -------      -------     -------     -------
          Total Interest Expense              3,587       3,629       3,724        3,449       3,351       3,074
                                            -------     -------     -------      -------     -------     -------
NET INTEREST INCOME                           2,036       2,164       2,110        2,069       2,006       2,068
Provision for Credit Losses                     338         344         205          190         189         220
                                            -------     -------     -------      -------     -------     -------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                 1,698       1,820       1,905        1,879       1,817       1,848
                                            -------     -------     -------      -------     -------     -------

NONINTEREST REVENUE
Investment Banking Fees                         438         361         369          308         283         176
Trust, Custody and Investment
  Management Fees                               383         348         338          338         321         310
Credit Card Revenue                             365         300         322          281         224         261
Fees for Other Financial Services               509         510         517          505         487         474
Trading Revenue                                 333         480         (78)         505         491         405
Securities Gains                                 98          83         123           58          30         101
Revenue from Equity-Related Investments         370         293         226          249         192         164
Other Revenue                                   233          96         163          102         119         191
                                            -------     -------     -------      -------     -------     -------
          Total Noninterest Revenue           2,729       2,471       1,980        2,346       2,147       2,082
                                            -------     -------     -------      -------     -------     -------

NONINTEREST EXPENSE
Salaries                                      1,270       1,254       1,072        1,292       1,110       1,124
Employee Benefits                               215         224         192          206         219         222
Occupancy Expense                               191         189         193          194         193         187
Equipment Expense                               212         209         217          192         193         190
Restructuring Costs                               8         521          20           71          71          30
Other Expense                                   826         744         802          712         698         694
                                            -------     -------     -------      -------     -------     -------
          Total Noninterest Expense           2,722       3,141       2,496        2,667       2,484       2,447
                                            -------     -------     -------      -------     -------     -------

INCOME BEFORE INCOME TAX EXPENSE              1,705       1,150       1,389        1,558       1,480       1,483
Income Tax Expense                              631         425         515          576         555         556
                                            -------     -------     -------      -------     -------     -------
NET INCOME                                  $ 1,074     $   725     $   874      $   982     $   925     $   927
                                            =======     =======     =======      =======     =======     =======
NET INCOME APPLICABLE TO
  COMMON STOCK                              $ 1,050     $   691     $   839      $   941     $   874     $   872
                                            =======     =======     =======      =======     =======     =======

NET INCOME PER COMMON SHARE:
Basic                                       $  1.24     $  0.82     $  1.00      $  1.11     $  1.03     $  1.01
                                            =======     =======     =======      =======     =======     =======
Diluted                                     $  1.20     $  0.80     $  0.97      $  1.08     $  1.00     $  0.99
                                            =======     =======     =======      =======     =======     =======

                                GLOSSARY OF TERMS


The page numbers included after each definition represents the pages in the 10-Q where the term is primarily used.

1997 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1997. (Pages 7-11, 13-14, 22, 25-26, 28-30, 32-33, 39, 43)

AICPA: "American Institute of Certified Public Accountants." (Page 7)

Asset/Liability Management ("ALM"): The management and control of the sensitivity of Chase's income to changes in market interest rates and other market risks. (Page 31)

Derivative and Foreign Exchange ("FX") Instruments: Interest rate swaps, forward rate agreements, futures, forwards, options, equity, commodity and other contracts used for asset and liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 11, 28)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with the REIT). (Pages 12, 24)

FASB: Financial Accounting Standards Board. (Page 34)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Page 27)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 20)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 12,
19)

Operating Net Income: Reported net income excluding restructuring costs and special items. (Pages 12-13)

REIT: A real estate investment trust subsidiary of Chase. (Page 24)

SFAS 107: Statement of Financial Accounting Standards No. 107, entitled, "Disclosures About Fair Value of Financial Instruments." (Page 10)

SFAS 115: Statement of Financial Accounting Standards No. 115, entitled, "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-8,
10)

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

SFAS 133: Statement of Financial Accounting Standards No 133, entitled "Accounting for Derivative Instruments and Hedging Activities." (Page 34)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) less an explicit charge for allocated capital. (Page 14)

Special Items: There were no special items in either the 1998 or 1997 second quarters. Special items in the 1997 first six months included a gain on the sale of a partially owned foreign investment and costs incurred for accelerated vesting of stock- based incentive awards. (Page 12, 19)

Statement of Position ("SOP") 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." (Page 7)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 30)

                                   APPENDIX 1


                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL




Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.




GRAPHIC
NUMBER           PAGE       DESCRIPTION

      1            31       Bar Graph entitled "Histogram of Daily Changes in
                            Market Risk-Related Trading Revenue for the twelve
                            months ended June 30, 1998" presenting the
                            following information:

                            Millions of Dollars         0 - 5   5 - 10       10 - 15      15 - 20      20 - 25       25 - 30
                            -------------------         -----   ------       -------      -------      -------       -------
                            Number of trading
                            days revenue was
                            within the above
                            prescribed positive
                            range                        32         54         50           34           26           12


                                                         30 - 35             Over 35
                                                         -------             -------

                                                             6                  6


                             Millions of Dollars         0 - (5)     (5) - (10)     (10) - (15)     (15) - (20)    (20) - (25)
                             -------------------         -------      ---------      ----------      ----------     ----------
                             Number of trading
                             days revenue was
                             within the above
                             prescribed negative
                             range                         18            10              5               1              1


                                                         (25) - (30)                Over (30)
                                                         -----------                ---------
                                                              2                         2

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

                 For a discussion of Legal Proceedings, see Chase's 1997 Annual Report on page 6.

Item 2.          Sales of Unregistered Common Stock

                  During the second quarter of 1998, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as follows: On April 1, 1998, 155 shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of Chase. The Annual Meeting of Stockholders was held on May 19, 1998. A total of 369,827,777 shares, or 86.9% of the 425,699,980 shares entitled to vote at the Annual Meeting, were represented at the meeting.

                  (A) Election of Directors

                  The following seventeen (17) directors were elected to hold office until the 1999 Annual Meeting or until their successors are elected and have qualified.

                                                       Votes Received            Votes Withheld
                                                       --------------            --------------
                    Hans W. Becherer                      368,437,911               1,389,866
                    Frank A. Bennack Jr.                  368,402,230               1,425,547
                    Susan V. Berresford                   368,350,846               1,476,931
                    M. Anthony Burns                      368,499,235               1,328,542
                    H. Laurance Fuller                    368,434,100               1,393,677
                    Melvin R. Goodes                      368,448,837               1,378,940
                    William H. Gray III                   368,152,240               1,675,537
                    George V. Grune                       368,320,811               1,506,966
                    William B. Harrison Jr.               368,405,105               1,422,672
                    Harold S. Hook                        367,749,982               2,077,795
                    Helene L. Kaplan                      368,391,816               1,435,961
                    Thomas G. Labrecque                   368,377,787               1,449,990
                    Henry B. Schacht                      368,442,683               1,385,094
                    Walter V. Shipley                     368,336,286               1,491,491
                    Andrew C. Sigler                      368,360,265               1,467,512
                    John R. Stafford                      368,444,064               1,383,713
                    Marina v.N. Whitman                   368,365,477               1,462,300

                  (B) (1) Ratifying Independent Accountants

                  A proposal to ratify PricewaterhouseCoopers LLP (formerly known as Price Waterhouse LLP) as independent accountants was approved by 99.86% of the votes cast. The proposal received a "for" vote of 368,699,139 and an "against" vote of 518,229. The number of votes abstaining was 610,409. There were no broker non-votes.

PART II - OTHER INFORMATION

Item 4 continued

                  (2) Approving the Amendment to the Certificate of Incorporation and the Stock Split

                  A proposal to amend the Certificate of Incorporation to increase the authorized common stock and effect the two-for-one stock split was approved by 99.74% of the votes cast. The proposal received a "for" vote of 366,966,089 and an "against" vote of 949,736. The number of votes abstaining was 1,911,952. There were no broker non-votes.

                  (3) Stockholder Proposal Re: Location of Annual Meeting

                  A proposal by Evelyn Y. Davis that the Board of Directors take the necessary steps to rotate the location of the annual meetings was rejected by 97.63% of the votes cast. The vote "for" was 7,407,624 and the vote "against" was 305,172,026. The number of votes abstaining was 15,103,744 and there were 42,144,383 broker non-votes.

                  (4) Stockholder Proposal Re: Cumulative Voting

                  A proposal by John J. and Margaret R. Gilbert that the Board of Directors take the steps necessary to provide for cumulative voting in the election of directors was rejected by 63.77% of the votes cast. The vote "for" was 112,393,367 and the vote "against" was 197,793,061. The number of votes abstaining was 17,496,966 and there were 42,144,383 broker non-votes.

                  (5) Stockholder Proposal Re: Executive Compensation and Dividends

                  A proposal by Edward S. George recommending that if a dividend were cut, executive salaries would not be increased or executive stock options awarded until the dividend was restored, was rejected by 95.76% of the votes cast. The vote "for" was 13,341,485 and the vote "against" was 301,058,811. The number of votes abstaining was 13,283,098 and there were 42,144,383 broker non-votes.

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

                  (B) Reports on Form 8-K:

                  Chase filed three reports on Form 8-K during the quarter ended June 30, 1998, as follows:

                  Form 8-K dated April 21, 1998: Chase announced the results of operations for the first quarter of 1998.

                  Form 8-K dated May 20, 1998: Chase announced shareholder approval of a two-for-one common stock split.

                  Form 8-K dated June 15, 1998: Chase filed financial information restated for the two-for-one common stock split.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE CHASE MANHATTAN CORPORATION
                                               (Registrant)







Date August 14, 1998                By       /s/ Joseph L. Sclafani
     ---------------                     -----------------------------
                                              Joseph L. Sclafani

                                        Executive Vice President and Controller
                                           [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED





EXHIBIT NO.                            EXHIBITS                                         PAGE AT WHICH LOCATED
-----------                            --------                                         ---------------------
      11                         Computation of net income                                          43
                                 per share

      12(a)                      Computation of ratio of                                            44
                                 earnings to fixed charges

      12(b)                      Computation of ratio of                                            45
                                 earnings to fixed charges
                                 and preferred stock dividend
                                 requirements

      27                         Financial Data Schedule                                            46