Form 10-Q
period 1998-09-30
CHASE MANHATTAN CORP /DE/
filed 1998-11-16
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1998           COMMISSION FILE NUMBER 1-5805


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


                                                               YES X    NO


COMMON STOCK, $1 PAR VALUE                                           845,784,888
--------------------------------------------------------------------------------
NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON OCTOBER 31, 1998.

                                 FORM 10-Q INDEX


PART I                                                                      Page

Item 1  Financial Statements - The Chase Manhattan Corporation:

           Consolidated Balance Sheet at September 30, 1998 and
           December 31, 1997.                                                  3

           Consolidated Statement of Income for the three and nine months
           ended September 30, 1998 and September 30, 1997.                    4

           Consolidated Statement of Changes in Stockholders' Equity for
           the nine months ended September 30, 1998 and September 30, 1997.    5

           Consolidated Statement of Cash Flows for the nine months
           ended September 30, 1998 and September 30, 1997.                    6

        Notes to Financial Statements.                                      7-11


Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                             12-40

        Glossary of Terms.                                                    41

PART II

Item 1  Legal Proceedings.                                                    42

Item 2  Sales of Unregistered Common Stock.                                   42

Item 6  Exhibits and Reports on Form 8-K.                                     42

Part I
Item 1.

                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                             SEPTEMBER 30,    December 31,
                                                                                 1998             1997
                                                                              ----------      -----------
ASSETS
Cash and Due from Banks                                                       $   14,585      $    15,704
Deposits with Banks                                                                3,877            2,886
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                               23,591           30,928
Trading Assets:
  Debt and Equity Instruments                                                     28,491           34,641
  Risk Management Instruments, Net of Allowance for Credit
     Losses of $150 in 1998 and $75 in 1997                                       33,313           37,752
Securities                                                                        57,465           52,738
Loans                                                                            166,572          168,454
Allowance for Credit Losses                                                       (3,554)          (3,624)
                                                                              ----------      -----------
Net Loans                                                                        163,018          164,830
Premises and Equipment                                                             3,946            3,780
Due from Customers on Acceptances                                                  1,342            1,719
Accrued Interest Receivable                                                        2,573            3,359
Other Assets                                                                      24,249           17,184
                                                                              ----------      -----------
    TOTAL ASSETS                                                              $  356,450      $   365,521
                                                                              ==========      ===========
LIABILITIES
Deposits:
 Domestic:
    Noninterest-Bearing                                                       $   46,231      $    46,603
    Interest-Bearing                                                              76,115           71,576
 Foreign:
    Noninterest-Bearing                                                            3,877            3,205
    Interest-Bearing                                                              74,096           72,304
                                                                              ----------      -----------
    Total Deposits                                                               200,319          193,688
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                                43,156           56,126
Commercial Paper                                                                   4,239            4,744
Other Borrowed Funds                                                               7,761            6,861
Acceptances Outstanding                                                            1,342            1,719
Trading Liabilities                                                               44,491           52,438
Accounts Payable, Accrued Expenses and Other Liabilities, Including
    the Allowance for Credit Losses of $170 in 1998 and 1997                      14,970           12,526
Long-Term Debt                                                                    14,216           13,387
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                               2,188            1,740
                                                                              ----------      -----------
    TOTAL LIABILITIES                                                            332,682          343,229
                                                                              ----------      -----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

PREFERRED STOCK OF SUBSIDIARY                                                        550              550
                                                                              ----------      -----------

STOCKHOLDERS' EQUITY
Preferred Stock                                                                    1,028            1,740
Common Stock (Issued 881,549,790 and 881,506,592 Shares)                             882              441
Capital Surplus                                                                    9,852           10,360
Retained Earnings                                                                 12,722           11,086
Accumulated Other Comprehensive Income                                               701              112
Treasury Stock, at Cost (36,029,776 and 39,577,640 Shares)                        (1,967)          (1,997)
                                                                              ----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                                    23,218           21,742
                                                                              ----------      -----------
    TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
       AND STOCKHOLDERS' EQUITY                                               $  356,450      $   365,521
                                                                              ==========      ===========

  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                             THIRD QUARTER                     NINE MONTHS
                                                     -----------------------------      --------------------------
                                                        1998               1997            1998            1997
                                                     -----------        ----------      ----------      ----------
INTEREST INCOME
Loans                                                $     3,287        $    3,294      $   10,008      $    9,529
Securities                                                   874               720           2,652           2,177
Trading Assets                                               604               732           1,996           2,063
Federal Funds Sold and Securities Purchased
     Under Resale Agreements                                 517               623           1,742           1,879
Deposits with Banks                                          150               149             450             369
                                                     -----------        ----------      ----------      ----------
     Total Interest Income                                 5,432             5,518          16,848          16,017
                                                     -----------        ----------      ----------      ----------

INTEREST EXPENSE
Deposits                                                   1,524             1,714           5,123           4,797
Short-Term and Other Borrowings                            1,378             1,451           4,365           4,263
Long-Term Debt                                               324               284             954             814
                                                     -----------        ----------      ----------      ----------
     Total Interest Expense                                3,226             3,449          10,442           9,874
                                                     -----------        ----------      ----------      ----------

NET INTEREST INCOME                                        2,206             2,069           6,406           6,143
Provision for Credit Losses                                  455               190           1,137             599
                                                     -----------        ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
     FOR CREDIT LOSSES                                     1,751             1,879           5,269           5,544
                                                     -----------        ----------      ----------      ----------

NONINTEREST REVENUE
Investment Banking Fees                                      322               308           1,121             767
Trust, Custody and Investment Management Fees                398               338           1,129             969
Credit Card Revenue                                          381               281           1,046             766
Fees for Other Financial Services                            522               505           1,541           1,466
Trading Revenue                                              114               505             927           1,401
Securities Gains                                             261                58             442             189
Revenue from Equity-Related Investments                       60               249             723             605
Other Revenue                                                137               102             466             412
                                                     -----------        ----------      ----------      ----------
     Total Noninterest Revenue                             2,195             2,346           7,395           6,575
                                                     -----------        ----------      ----------      ----------

NONINTEREST EXPENSE
Salaries                                                   1,205             1,292           3,729           3,526
Employee Benefits                                            221               206             660             647
Occupancy Expense                                            198               194             578             574
Equipment Expense                                            219               192             640             575
Restructuring Costs                                           --                71             529             172
Other Expense                                                804               712           2,374           2,104
                                                     -----------        ----------      ----------      ----------
     Total Noninterest Expense                             2,647             2,667           8,510           7,598
                                                     -----------        ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                           1,299             1,558           4,154           4,521
Income Tax Expense                                           462               576           1,518           1,687
                                                     -----------        ----------      ----------      ----------
NET INCOME                                           $       837        $      982      $    2,636      $    2,834
                                                     ===========        ==========      ==========      ==========
NET INCOME APPLICABLE TO COMMON STOCK                $       815        $      941      $    2,556      $    2,687
                                                     ===========        ==========      ==========      ==========

NET INCOME PER COMMON SHARE:
Basic                                                $      0.96        $     1.11      $     3.02      $     3.15
                                                     ===========        ==========      ==========      ==========
Diluted                                              $      0.94        $     1.08      $     2.93      $     3.04
                                                     ===========        ==========      ==========      ==========

  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)


                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)


                                                                       1998             1997
                                                                   ------------      ----------
PREFERRED STOCK:
Balance at Beginning of Year                                       $      1,740      $    2,650
Issuance of Stock                                                           200              --
Redemption of Stock                                                        (912)           (910)
                                                                   ------------      ----------
Balance at End of Period                                           $      1,028      $    1,740
                                                                   ------------      ----------

COMMON STOCK:
Balance at Beginning of Year                                       $        441      $      441
Issuance of Common Stock for a Two-for-One Stock Split                      441              --
                                                                   ------------      ----------
Balance at End of Period                                           $        882      $      441
                                                                   ------------      ----------

CAPITAL SURPLUS:
Balance at Beginning of Year                                       $     10,360      $   10,459
Issuance of Common Stock for a Two-for-One Stock Split                     (441)             --
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects                  (67)           (102)
                                                                   ------------      ----------
Balance at End of Period                                           $      9,852      $   10,357
                                                                   ------------      ----------

RETAINED EARNINGS:
Balance at Beginning of Year                                       $     11,086      $    8,610
Net Income                                                                2,636           2,834
Cash Dividends Declared:
   Preferred Stock                                                          (80)           (147)
   Common Stock                                                            (920)           (789)
                                                                   ------------      ----------
Balance at End of Period                                           $     12,722      $   10,508
                                                                   ------------      ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at Beginning of Year                                       $        112      $     (271)
Other Comprehensive Income                                                  589             415
                                                                   ------------      ----------
Balance at End of Period                                           $        701      $      144
                                                                   ------------      ----------

COMMON STOCK IN TREASURY, AT COST:
Balance at Beginning of Year                                       $     (1,997)     $     (895)
Purchase of Treasury Stock                                               (1,038)         (2,036)
Reissuance of Treasury Stock                                              1,068             907
                                                                   ------------      ----------
Balance at End of Period                                           $     (1,967)     $   (2,024)
                                                                   ------------      ----------

TOTAL STOCKHOLDERS' EQUITY                                         $     23,218      $   21,166
                                                                   ============      ==========

COMPREHENSIVE INCOME:
Net Income                                                         $      2,636      $    2,834
Other Comprehensive Income                                                  589             415
                                                                   ------------      ----------
Comprehensive Income                                               $      3,225      $    3,249
                                                                   ============      ==========

  The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)


                                                                                     1998          1997
                                                                                   ---------     ---------
OPERATING ACTIVITIES
Net Income                                                                         $   2,636     $   2,834
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
      Provision for Credit Losses                                                      1,137           599
      Restructuring Costs                                                                529           172
      Depreciation and Amortization                                                      836           712
      Net Change In:
         Trading-Related Assets                                                       10,498       (14,992)
         Accrued Interest Receivable                                                     786          (665)
         Other Assets                                                                 (6,181)       (1,943)
         Trading-Related Liabilities                                                  (7,947)       15,563
         Accrued Interest Payable                                                       (384)          285
         Other Liabilities                                                             1,296         1,164
         Other, Net                                                                     (822)         (421)
                                                                                   ---------     ---------
Net Cash Provided by Operating Activities                                              2,384         3,308
                                                                                   ---------     ---------

INVESTING ACTIVITIES
Net Change In:
      Deposits with Banks                                                               (991)        4,192
      Federal Funds Sold and Securities Purchased Under Resale Agreements              1,582       (16,519)
      Loans Due to Sales and Securitizations                                          30,935        16,995
      Other Loans, Net                                                               (30,226)      (25,415)
      Other, Net                                                                        (118)         (478)
Proceeds from the Maturity of Held-to-Maturity Securities                              1,020           652
Purchases of Held-to-Maturity Securities                                                 (67)          (54)
Proceeds from the Maturity of Available-for-Sale Securities                           19,703         5,915
Proceeds from the Sale of Available-for-Sale Securities                              129,014        60,348
Purchases of Available-for-Sale Securities                                          (153,000)      (64,626)
                                                                                   ---------     ---------
Net Cash  (Used) by Investing Activities                                              (2,148)      (18,990)
                                                                                   ---------     ---------

FINANCING ACTIVITIES
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                      (372)       (3,595)
      Domestic Time and Savings Deposits                                               4,539         2,401
      Foreign Deposits                                                                 2,464         2,061
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements         (7,215)       18,112
      Other Borrowed Funds                                                                47        (2,062)
      Other, Net                                                                        (384)          (50)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                    2,580         3,425
Repayments of Long-Term Debt                                                          (1,307)       (1,446)
Proceeds from the Issuance of Stock                                                    1,201           805
Redemption of Preferred Stock                                                           (912)         (910)
Treasury Stock Purchased                                                              (1,038)       (2,453)
Cash Dividends Paid                                                                     (956)         (916)
                                                                                   ---------     ---------
Net Cash (Used)/Provided by Financing Activities                                      (1,353)       15,372
                                                                                   ---------     ---------
Effect of Exchange Rate Changes on Cash and Due from Banks                                (2)           72
                                                                                   ---------     ---------
Net Decrease in Cash and Due from Banks                                               (1,119)         (238)
Cash and Due from Banks at January 1,                                                 15,704        14,605
                                                                                   ---------     ---------
Cash and Due from Banks at September 30,                                           $  14,585     $  14,367
                                                                                   =========     =========
Cash Interest Paid                                                                 $  10,826     $   9,589
                                                                                   ---------     ---------
Taxes Paid                                                                         $   1,025     $   1,012
                                                                                   ---------     ---------

   The Notes to Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

  See Glossary of Terms on page 41 for definition of terms used throughout the
                         Notes to Financial Statements.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of The Chase Manhattan Corporation ("Chase") are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. In addition, certain amounts have been reclassified to conform to the current presentation.

In March 1998, the AICPA issued SOP 98-1, which becomes effective for financial statements for calendar year 1999. Chase elected early adoption beginning in the first quarter of 1998. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Chase capitalized $68 million of these costs during the first nine months of 1998, of which $32 million was capitalized during the third quarter.

NOTE 2 - STOCK SPLIT

On May 19, 1998, the stockholders approved a two-for-one stock split of Chase common stock. The additional shares issued as a result of the split were distributed on June 12, 1998 to stockholders of record at the close of business on May 20, 1998. A total of 440,767,205 shares of common stock were issued in connection with the split, including 14,176,530 shares held in treasury. As a result of the stock split, $441 million was reclassified from capital surplus to common stock. The stock split did not cause any changes in the $1.00 par value per share for the common stock or in total stockholders' equity. All references to the number of common shares and per common share amounts have been restated to reflect the effects of the stock split.

NOTE 3 - COMPREHENSIVE INCOME

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


Nine months Ended September 30,
(in millions)

                                               1998                                                1997
                          ---------------------------------------------        --------------------------------------------
                                         NET UNREALIZED       ACCUMULATED                     Net Unrealized     Accumulated
                          ACCUMULATED     GAIN(LOSS) ON         OTHER         Accumulated     Gain(Loss) on         Other
                          TRANSLATION      SECURITIES        COMPREHENSIVE    Translation      Securities       Comprehensive
                          ADJUSTMENT    AVAILABLE-FOR-SALE      INCOME         Adjustment   Available-for-Sale      Income
                          ---------          -------           --------        ---------        ---------         ---------
Beginning Balance         $      17          $    95           $    112        $      17        $    (288)        $    (271)
Change During Period             --              589                589                1              414               415
                          ---------          -------           --------        ---------        ---------         ---------
Ending Balance            $      17          $   684 (a)       $    701        $      18        $     126 (a)     $     144
                          =========          =======           ========        =========        =========         =========

(a) Represents the after-tax difference between the fair value and amortized cost of available-for-sale securities portfolio including securities classified as loans, which are subject to the provisions of SFAS 115. See Note Four.

Part I
Item 1. (continued)


NOTE 4 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note One of Chase's 1997 Annual Report.

The amortized cost and estimated fair value of Chase's securities, including the impact of related derivatives, are presented in the following table.


(in millions)                                             SEPTEMBER 30, 1998                  December 31, 1997
                                                    ------------------------------      ----------------------------
                                                     AMORTIZED            FAIR          Amortized            Fair
AVAILABLE-FOR-SALE SECURITIES                           COST            VALUE (a)          Cost            Value (a)
                                                    -----------         ----------      ----------        ----------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                  $    33,557         $   34,038      $   27,849        $   27,943
        Collateralized Mortgage Obligations               1,653              1,660           2,013             2,018
        Other, primarily U.S. Treasuries                 10,287             10,804          11,492            11,461
Obligations of State and Political Subdivisions             213                214             274               276
Debt Securities Issued by Foreign Governments             6,875              6,919           6,153             6,138
Corporate Debt Securities                                   264                268             606               622
Equity Securities                                           824              1,022             876             1,015
Other Securities (b)                                        519                516             308               282
                                                    -----------         ----------      ----------        ----------
        Total Available-for-Sale Securities (c)     $    54,192         $   55,441      $   49,571        $   49,755
                                                    ===========         ==========      ==========        ==========

HELD-TO-MATURITY SECURITIES
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                  $       987         $    1,010      $    1,256        $    1,267
        Collateralized Mortgage Obligations                 969                969           1,660             1,661
        Other, primarily U.S. Treasuries                     65                 65              52                52
Other Securities (b)                                          3                  3              15                15
                                                    -----------         ----------      ----------        ----------
        Total Held-to-Maturity Securities           $     2,024         $    2,047      $    2,983        $    2,995
                                                    ===========         ==========      ==========        ==========

(a) Gross unrealized gains and losses on available-for-sale securities were $1,381 million and $132 million, respectively, at September 30, 1998 and $386 million and $202 million, respectively, at December 31, 1997. Gross unrealized gains and losses on held-to-maturity securities were $24 million and $1 million, respectively, at September 30, 1998 and $16 million and $4 million, respectively, at December 31, 1997.

(b) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans, including the impact of related derivatives, were $650 million and $555 million, respectively, at September 30, 1998. This compares with $1,005 million and $982 million, respectively, at December 31, 1997.


Net gains from available-for-sale securities sold in the third quarter of 1998 amounted to $261 million (gross gains of $354 million and gross losses of $93 million) and for the first nine months of 1998 amounted to $442 million (gross gains of $632 million and gross losses of $190 million). Net gains on sales of these types of securities for the same periods in 1997 amounted to $58 million (gross gains of $132 million and gross losses of $74 million) and $189 million (gross gains of $327 million and gross losses of $138 million), respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1. (continued)


NOTE 6 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

For a discussion of these business trusts, see page 58 of Chase's 1997 Annual Report.

The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debentures issued by Chase to each trust (which debentures are the sole assets of each trust) as of September 30, 1998:

                      Amount of       Principal
                       Capital        Amount of     Stated Maturity of    Interest Rate of           Interest
Name of Trust        Securities,        Chase       Capital Securities   Capital Securities     Payment/Distribution
                   Net of Discount   Debentures       and Debentures       and Debentures              Dates
                   Issued by Trust  Held by Trust
                    (in millions)   (in millions)
                         (a)             (b)
--------------------------------------------------------------------------------------------------------------------------
Chase Capital I       $     600       $     619          12/1/2026                 7.67%     Semi-annual-commencing 6/1/97
Chase Capital II            494             516           2/1/2027          LIBOR + .50%     Quarterly-commencing 5/1/97
Chase Capital III           296             309           3/1/2027          LIBOR + .55%     Quarterly-commencing 6/1/97
Chase Capital IV            350             361          12/6/2027                 7.34%     Quarterly-commencing 3/31/98
Chase Capital V             200             206          3/31/2028                 7.03%     Quarterly-commencing 3/31/98
Chase Capital VI            248             258           8/1/2028         LIBOR + .625%     Quarterly-commencing 11/1/98
                      ---------       ---------
         Total        $   2,188       $   2,269
                      =========       =========

(a) Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of Chase.

(b) Represents the amount of Chase debentures held as assets by each trust. These amounts represent an intercompany transaction and are eliminated in Chase's consolidated financial statements.


NOTE 7 - RESTRUCTURING COSTS

During the 1998 first quarter, Chase incurred a one-time pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. The majority of these costs relate to anticipated staff reductions of approximately 4,500 existing positions (approximately $338 million), costs in connection with planned dispositions of certain premises and equipment (approximately $144 million) and other expenses (approximately $28 million). As of September 30, 1998, the reserve balance was $424 million.

There were no residual merger-related expenses incurred in the third quarter of 1998 (compared with $71 million in the 1997 third quarter) relating to the merger of The Chase Manhattan Corporation and Chemical Banking Corporation. For the nine month period, merger-related expenses were $19 million in 1998 compared with $172 million in 1997. No further residual merger-related expenses are expected to be taken by Chase. For a further discussion of Chase's merger-related restructuring costs, refer to Note Twelve and page 29 of Chase's 1997 Annual Report.

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

SEPTEMBER 30, 1998                                     The Chase           Chase
($ in millions, except ratios)       Chase (a)       Manhattan Bank        Texas         Chase USA
--------------------------------------------------------------------------------------------------
Tier 1 Capital Ratio (b)(d)               8.34%             7.61%            7.86%           9.66%
Total Capital Ratio (b)(d) (e)           12.06%            11.17%           10.73%          13.31%
Tier 1 Leverage Ratio (c)(d)              6.59%             5.94%            6.73%           9.85%

Tier 1 Capital                     $    23,781        $   17,456       $    1,522      $    3,029
Total Qualifying Capital                34,392            25,624            2,076           4,173
Risk-Weighted Assets                   285,287           229,458           19,353          31,355
Adjusted Average Assets                361,055           293,706           22,625          30,745

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

(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 Capital and Tier 1 Leverage ratios.

(e) Effective September 30, 1998, the risk-based capital guidelines were changed to permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities. This change in the risk-based guidelines had an immaterial impact on Chase's September 30, 1998 Total Capital ratio.


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note Twenty-One of the 1997 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


                                               SEPTEMBER 30, 1998                           December 31, 1997
                                   ----------------------------------------     -----------------------------------------
                                    CARRYING       ESTIMATED    APPRECIATION/    Carrying       Estimated     Appreciation/
(in millions)                        VALUE        FAIR VALUE   (DEPRECIATION)      Value       Fair Value    (Depreciation)
-------------------------------------------------------------------------------------------------------------------------
Total Financial Assets             $  347,336     $   350,242     $   2,906     $   357,077    $   359,975     $    2,898
                                   ==========     ===========                   ===========    ===========
Total Financial Liabilities        $  331,848     $   331,234           614     $   342,501    $   341,700            801
                                   ==========     ===========     ---------     ===========    ===========     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   3,520                                    $    3,699
                                                                  =========                                    ==========


Derivative contracts used for ALM activities had an unrecognized net gain of $26 million at September 30, 1998 and an unrecognized net loss of $489 million at December 31, 1997, both of which are included in the above amounts. Derivative contracts used by Chase to reduce its exposure to prepayment risks associated with its mortgage servicing rights that are not required to be fair valued under SFAS 107 are excluded from the above table. At September 30, 1998 and December 31, 1997, these derivative contracts had an unrecognized net gain of $442 million and $100 million, respectively. Also not included in the above table are gross unrecognized net losses from daily margin settlements on open futures contracts of $15 million and $3 million at September 30, 1998 and December 31, 1997, respectively.

Part I
Item 1. (continued)


NOTE 10 - DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

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


                                                             NOTIONAL AMOUNTS                     CREDIT EXPOSURE
                                                      SEPTEMBER 30,       December 31,      SEPTEMBER 30,   December 31,
(in billions)                                             1998                1997             1998             1997
                                                       -----------         ----------        ----------       --------
INTEREST RATE CONTRACTS
Interest Rate Swaps
  Trading                                              $   4,183.5         $  3,206.0        $     12.2       $   14.0
  ALM                                                        108.2               98.2               0.1            0.6
Futures, Forwards and Forward Rate Agreements
  Trading                                                  2,081.5            1,643.7               0.5            0.3
  ALM                                                         79.3               42.6                --             --
Purchased Options
  Trading                                                    396.4              316.1               1.9            1.7
  ALM                                                         59.1               13.1                --             --
Written Options
  Trading                                                    530.7              395.7                --             --
  ALM                                                         33.1                0.2                --             --
                                                       -----------         ----------        ----------       --------
    Total Interest Rate Contracts                      $   7,471.8         $  5,715.6        $     14.7       $   16.6
                                                       ===========         ==========        ==========       ========


FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                              $   1,715.7         $  1,521.7        $      9.5       $   14.4
  ALM                                                         84.0               72.6                --             --
Other Foreign Exchange Contracts (a)
  Trading                                                    425.1              358.7               5.0            5.8
  ALM                                                          4.7                5.2                --             --
                                                       -----------         ----------        ----------       --------
    Total Foreign Exchange Contracts                   $   2,229.5         $  1,958.2        $     14.5       $   20.2
                                                       ===========         ==========        ==========       ========


EQUITY, COMMODITY AND OTHER CONTRACTS
  Trading                                              $     127.2         $     64.4        $      4.3       $    1.6
                                                       -----------         ----------        ----------       --------
  Total Equity, Commodity and Other Contracts          $     127.2         $     64.4        $      4.3       $    1.6
                                                       ===========         ==========        ==========       ========

Total Credit Exposure Recorded on the Balance Sheet                                          $     33.5       $   38.4

(a) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $140.6 billion, $145.4 billion and $143.8 billion, respectively, at September 30, 1998, compared with $123.9 billion, $126.6 billion and $113.4 billion, respectively, at December 31, 1997.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                                                                  Nine Months Ended
(As of or for the period ended)                          Third Quarter             %                September 30,              %
                                                      1998          1997        Change         1998               1997      Change
                                                   -----------------------------------      --------------------------------------
AS REPORTED BASIS:
Total Revenues                                     $   4,401     $  4,415          --%      $  13,801       $   12,718          9%
Noninterest Expenses
   (excluding Restructuring Costs)                     2,647        2,596           2           7,981            7,426          7
Restructuring Costs                                       --           71          NM             529              172        208
Provision for Credit Losses                              455          190         139           1,137              599         90
Net Income                                         $     837     $    982         (15)      $   2,636       $    2,834         (7)
Net Income Per Common Share:
   Basic                                           $    0.96     $   1.11         (14)      $    3.02       $     3.15         (4)
   Diluted                                              0.94         1.08         (13)           2.93             3.04         (4)
Cash Dividends Declared                                 0.36         0.31          16            1.08             0.93         16
Book Value at Period End                               26.24        23.10          14           26.24            23.10         14
Market Value at Period End                             43.13        59.00         (27)          43.13            59.00        (27)

Performance Ratios:
Return on Average Common Equity (a)                     14.9%        19.6%                       16.3%            19.3%
Return on Average Total Assets (a)                      0.92         1.08                        0.95             1.08


OPERATING BASIS: (b)
Operating Revenues                                 $   4,508     $  4,664          (3)      $  14,474       $   13,404          8
Operating Noninterest Expenses                         2,614        2,505           4           7,942            7,282          9
Credit Costs (c)                                         749          445          68           2,003            1,338         50
Operating Net Income                                     738        1,081         (32)          2,870            2,999         (4)
Operating Net Income Per Common Share:
   Basic                                           $    0.84     $   1.23         (32)      $    3.29       $     3.35         (2)
   Diluted                                              0.82         1.19         (31)           3.20             3.22         (1)

Performance Ratios:
Operating Return on Average Common Equity (a)           13.1%        21.7%                       17.8%            20.5%
Return on Average Total Assets (a)                      0.81         1.19                        1.03             1.15
Common Dividend Payout Ratio                              42           25                          33               28
Efficiency Ratio                                          58           53                          55               54

Cash Operating Basis:
Cash Operating Earnings (d)                         $    801     $  1,122         (29)      $   3,058       $    3,122         (2)
Diluted Net Income Per Common Share                     0.89         1.24         (28)           3.42             3.36          2
Shareholder Value Added (SVA)                             68          458         (85)            936            1,170        (20)
Cash Return on Average Common Equity (a)                14.3%        22.6%                       19.0%            21.4%

Selected Balance Sheet Items: (e)
Loans                                                                                       $ 185,544     $    178,892          4
Total Assets                                                                                  375,422          382,379         (2)

(a)   Based on annualized amounts.

(b) Excludes the impact of credit card securitizations, restructuring costs and special items. See Glossary of Terms on page 41.

(c) Includes provision for credit losses, foreclosed property expenses and charge-offs related to the securitized credit card portfolio.

(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

(e)   Excludes the impact of credit card securitizations.

NM - Not meaningful

Certain forward-looking statements contained in this Form 10-Q are subject to risks and uncertainties. Chase's actual results may differ materially from those included in these forward-looking statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the 1997 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 41 for a definition of terms used throughout this Form 10-Q.

OVERVIEW

Operating net income for the 1998 third quarter was $738 million, compared with $1.08 billion in the same quarter of 1997. Diluted operating earnings per share were $0.82 for the third quarter of 1998, a decrease of 31% from the same 1997 period. The 1998 third quarter reflected a difficult global market environment.

During the 1998 third quarter:

      - National Consumer Services and Global Services businesses each reported double-digit revenue growth during the third quarter, which offset the 20% decline in Global Banking revenue.

      - Chase's risk management strategies, particularly its use of stress testing and value-at-risk, significantly reduced its potential market risk exposure.

      - Continued financial discipline resulted in a $10 billion reduction in assets on the balance sheet. At the same time, Chase was able to repurchase net $351 million of its common stock during the quarter and still increase its Tier 1 Capital ratio to 8.3%.

      - Chase continued its expense discipline, as demonstrated by a reduction in operating noninterest expenses by approximately $100 million, or 4%, from the second quarter of 1998.

Operating net income for the 1998 first nine months decreased to $2.87 billion from $3.00 billion for the same 1997 period. Diluted operating earnings per share were $3.20 for 1998, a slight decrease when compared with $3.22 for the same 1997 nine month period.

For the third quarter of 1998, reported net income was $837 million or $0.94 per share on a diluted basis, compared with $982 million or $1.08 per share on a diluted basis for the 1997 third quarter. Special items in the third quarter of 1998 included $191 million of pre-tax interest income ($123 million after tax), resulting from prior years' tax refunds, and a $37 million pre-tax charge ($24 million after tax) for the accelerated vesting of stock-based awards.

For the first nine months of 1998, reported net income was $2.64 billion or $2.93 per share on a diluted basis, compared with $2.83 billion or $3.04 per share on a diluted basis for the same 1997 period. The results for the 1998 first nine months reflected (in addition to the special items mentioned above) a previously-announced, one-time charge of $510 million ($320 million after-tax) taken in connection with initiatives to streamline support functions and realign certain business functions. For a reconciliation of operating earnings to reported net income, see page 19.

Chase's exposure to Japan, Russia, and Latin America declined significantly over the past nine months. See pages 28 and 29 for a discussion of Chase's hedge fund and cross-border exposure.

LINES OF BUSINESS RESULTS

As of January 1, 1998, Chase adopted Shareholder Value Added (SVA) as its primary measure of business unit performance. SVA represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) less an explicit charge for allocated capital. Additional refinements have been made to the methodology for the allocation of capital to the various lines of business. Prior periods have been restated to reflect these changes. For a further discussion of Chase's line of business franchises and its capital allocation method under SVA, see pages 21 and 24-25 of the 1997 Annual Report.

LINES OF BUSINESS RESULTS

Management measures Chase's financial performance and that of its business units based on operating earnings, which excludes the impact of credit card securitizations, restructuring costs and special items. See page 19 for reconciliation of reported results to operating results.


For Three Months Ended                   Global                  National
September 30,                          Banking (a)         Consumer Services (a)     Global Services (a)           Total (b)
                                -----------------------   -----------------------   ---------------------   -----------------------
(in millions, except ratios)       1998         1997         1998         1997        1998        1997         1998         1997
                                ----------   ----------   ----------   ----------   ---------   ---------   ----------   ----------
Net Interest Income             $      704   $      811   $    1,358   $    1,328   $     279   $     261   $    2,244   $    2,246
Noninterest Revenue                  1,186        1,540          697          526         387         340        2,264        2,418
Noninterest Expense                  1,091        1,066        1,067          940         474         424        2,614        2,505
                                ----------   ----------   ----------   ----------   ---------   ---------   ----------   ----------
Operating Margin                       799        1,285          988          914         192         177        1,894        2,159
Credit Costs                            75           92          560          451          --          --          749          445
                                ----------   ----------   ----------   ----------   ---------   ---------   ----------   ----------
Income Before Taxes                    724        1,193          428          463         192         177        1,145        1,714
Income Taxes                           284          449          165          178          75          69          407          633
                                ----------   ----------   ----------   ----------   ---------   ---------   ----------   ----------
Operating Earnings              $      440   $      744   $      263   $      285   $     117   $     108   $      738   $    1,081
                                ==========   ==========   ==========   ==========   =========   =========   ==========   ==========
Cash Operating Earnings (c)     $      451   $      753   $      302   $      308   $     122   $     112   $      801   $    1,122
                                ==========   ==========   ==========   ==========   =========   =========   ==========   ==========

Average Common Equity           $   13,919   $   12,971   $    6,636   $    5,351   $   1,734   $   1,678   $   21,681   $   19,023
Operating Average Assets        $  259,540   $  266,624   $  106,493   $   95,942   $   8,928   $   9,818   $  381,327   $  374,736
Shareholder Value Added         $      (20)  $      301   $       78   $      122   $      63   $      53   $       68   $      458
Cash Return on Common Equity          12.4%        22.2%        17.7%        22.1%       27.4%       25.7%        14.3%        22.6%
Efficiency Ratio                        58%          45%          52%         51%          71%        71%           58%         53%


For Nine Months Ended                    Global                  National
September 30,                          Banking (a)         Consumer Services (a)     Global Services (a)          Total (b)
                                -----------------------   -----------------------   ---------------------   ---------------------
(in millions, except ratios)       1998         1997         1998         1997        1998        1997        1998        1997
                                ----------   ----------   ----------   ----------   ---------   ---------   ---------   ---------
Net Interest Income             $    2,212   $    2,426   $    4,081   $    3,906   $     832   $     751   $   6,767   $   6,617
Noninterest Revenue                  4,706        4,282        1,908        1,511       1,105         971       7,707       6,787
Noninterest Expense                  3,420        3,094        3,080        2,830       1,383       1,239       7,942       7,282
                                ----------   ----------   ----------   ----------   ---------   ---------   ---------   ---------
Operating Margin                     3,498        3,614        2,909        2,587         554         483       6,532       6,122
Credit Costs                           264          302        1,652        1,335           1           1       2,003       1,338
                                ----------   ----------   ----------   ----------   ---------   ---------   ---------   ---------
Income Before Taxes                  3,234        3,312        1,257        1,252         553         482       4,529       4,784
Income Taxes                         1,235        1,228          485          486         209         185       1,659       1,785
                                ----------   ----------   ----------   ----------   ---------   ---------   ---------   ---------
Operating Earnings              $    1,999   $    2,084   $      772   $      766   $     344   $     297   $   2,870   $   2,999
                                ==========   ==========   ==========   ==========   =========   =========   =========   =========
Cash Operating Earnings (c)     $    2,030   $    2,110   $      894   $      834   $     359   $     308   $   3,058   $   3,122
                                ==========   ==========   ==========   ==========   =========   =========   =========   =========

Average Common Equity           $   13,878   $   12,900   $    6,641   $    5,303   $   1,728   $   1,679   $  20,999   $  18,583
Operating Average Assets        $  268,669   $  258,617   $  105,892   $   93,364   $   9,182   $   9,110   $ 389,377   $ 363,492
Shareholder Value Added         $      632   $      764   $      226   $      282   $     185   $     133   $     936   $   1,170
Cash Return on Common Equity          19.1%        20.9%        17.5%        20.1%       27.3%       23.5%       19.0%       21.4%
Efficiency Ratio                        49%          46%          51%          52%         71%         72%         55%         54%

(a) Only the global banking portion of Chase Texas is reported in the total Global Banking line of business results. The consumer- and global services-related results for Chase Texas are reported as part of National Consumer Services ("NCS") and Global Services lines of business results, respectively. Global Services are part of Chase Technology Solutions, see description on page 18.

(b) Total column includes Corporate and the Information Technology and Operations and Electronic Commerce Initiatives portions of Chase Technology Solutions. See description of Chase Technology Solutions and Corporate on page 18.

(c) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.


Chase's financial performance goals over the next several years include an average return on common equity of 18% or higher, growth in operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share.

GLOBAL BANKING

Global Banking operating revenues declined $461 million, or 20%, in the 1998 third quarter compared with the 1997 third quarter. Cash operating earnings and SVA decreased $302 million and $321 million, respectively, for the same comparable period. A significant factor in the decline of third quarter revenue and earnings was the decrease in equity-related investment gains and trading-related revenues. For the first nine months of 1998, operating revenues rose $210 million, or 3%, due to higher investment banking fees. Cash operating earnings and SVA for the first nine months of 1998 decreased $80 million and $132 million, respectively, reflecting higher incentive costs.

The following table sets forth certain key financial performance measures of the businesses within Global Banking for the periods indicated.


GLOBAL BANKING:
                                                  1998                                     1997
                                   -----------------------------------     -----------------------------------
THREE MONTHS ENDED                                 CASH                                    Cash
SEPTEMBER 30,                       OPERATING    OPERATING   EFFICIENCY    Operating     Operating   Efficiency
(in millions, except ratios)        REVENUES     EARNINGS       RATIO      Revenues      Earnings       Ratio
                                   ---------     --------     --------     ---------     --------     --------
Global Markets                     $      749    $    180         59%      $     916      $   306         46%
Global Investment Banking                 205          22         86             275           74         55
Corporate Lending                         402         134         31             378          126         30
Chase Capital Partners                    (29)        (35)        NM             222          124         12
Global Asset Management
   and Private Banking                    198          34         71             190           40         64
Middle Market                             197          43         57             203           50         50
Chase Texas (consolidated)                412         118         57             357           96         58

NINE MONTHS ENDED SEPTEMBER 30,
(in millions, except ratios)

Global Markets                     $    2,580    $    799         50%      $   2,708      $   943         45%
Global Investment Banking                 951         226         60             673          160         60
Corporate Lending                       1,169         377         31           1,147          379         31
Chase Capital Partners                    587         316         15             541          294         14
Global Asset Management
   and Private Banking                    594         109         68             530          101         67
Middle Market                             587         130         55             616          154         49
Chase Texas (consolidated)              1,185         325         57           1,021          263         60

NM - Not Meaningful


GLOBAL MARKETS

Global Markets' activities encompass the trading and sales of foreign exchange, derivatives, fixed income securities and commodities. Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets, in both developed and emerging countries, and is a recognized world leader in such key activities as foreign exchange, interest rate swaps and emerging markets debt. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for Chase's asset/liability management activities ("ALM"). ALM activities in the treasury units are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines the reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items.

Trading-related revenue for the third quarter of 1998 was $259 million, a decrease of 60% from 1997 third quarter's results due to difficult global market conditions, in particular the emerging markets of Asia, Russia and Latin America. These conditions also contributed to a 20% decline in trading-related revenue for the first nine months of 1998. This unfavorable impact was partially offset by $261 million of securities gains realized during the 1998 third quarter representing a portion of the increased value in Chase's available-for-sale ("AFS") investment portfolio, which is managed as part of Chase's overall market risk management process. Remaining unrealized gains in Chase's AFS investment portfolio were approximately $1 billion, before taxes, at September 30, 1998. In the third quarter and first nine months of 1998, the total return (pre-tax before expenses) from ALM activities amounted to $342 million and $513 million, respectively. The 1997 third quarter and first nine months amounts were $134 million and $557 million, respectively.

GLOBAL INVESTMENT BANKING

Global Investment Banking finances and advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Client industry groups include chemicals, financial institutions, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, retail, sports advisory and finance, transportation and broker/dealers. The product offerings encompass syndicated finance, high-yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase continues to maintain its lead position in loan syndications and in leveraged finance. Operating revenues in the third quarter of 1998 decreased $70 million, or 26%, to $205 million reflecting difficult high-yield market conditions. For the first nine months of 1998, operating revenues increased by $278 million, or 41%, to $951 million when compared with the same 1997 period. The 1998 nine month operating revenues reflect strong growth for all major business lines, including loan syndications, high-yield securities and mergers and acquisitions advisory activity.

CORPORATE LENDING

Corporate Lending provides credit and lending services to clients globally. The product offerings encompass global corporate lending, credit analysis and agent bank services for all industry groups. An active portfolio management effort is an integral part of corporate lending activities. Cash operating earnings in the third quarter of 1998 rose $8 million or 6% and were flat for the first nine months of 1998 when compared with the same 1997 periods. The favorable third quarter 1998 results were driven by the accumulated effects of the intensive capital management initiative, which has been in place since the first quarter of 1998. These initiatives have resulted in higher spreads on retained assets and the disposition of less attractive loans.

CHASE CAPITAL PARTNERS

Chase Capital Partners ("CCP") is a global private equity organization with approximately $6.7 billion under management, including $5.0 billion in equity-related investments. CCP provides equity and mezzanine financing in the United States and, to a lesser extent, abroad. During the first nine months of 1998, CCP's direct investments approximated $1.2 billion in 84 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $370 million in 68 direct investments during the same period in 1997. The difficult market conditions that existed for the 1998 third quarter resulted in unrealized mark-to-market losses on the investment portfolio and contributed to CCP's cash operating loss of $35 million, a $159 million decline from 1997. For the first nine months of 1998, cash operating earnings rose $22 million, or 8%, to $316 million reflecting CCP's accelerated pace of investment activities over the last several years.

GLOBAL ASSET MANAGEMENT AND PRIVATE BANKING

The Global Asset Management and Private Banking Group serves a global client base of high net worth individuals and families, and institutional, mutual fund and self-directed investors. Services include investment management for institutional investors globally, Chase Vista Mutual Funds (at September 30, 1998, the third largest bank-managed mutual fund family in the U.S.) and a full range of integrated private banking capabilities, investment management and advisory services, trust and estate planning, global custody, global mutual funds, credit and banking, and philanthropic advisory services. Total assets under management amounted to $181 billion at September 30, 1998. Earnings for the first nine months of 1998 were driven by a 12% growth in revenue, benefiting from increased fee income, particularly related to private client trust and investment management activities, and the accelerating growth of Chase's asset management and mutual fund businesses.

MIDDLE MARKET

Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is also the market leader in the New York metropolitan tri-state area where it has relationships with 53% of middle market companies and is lead bank for 25% of these companies. Cash operating earnings decreased in the third quarter and first nine months of 1998 when compared with the 1997 results reflecting lower spreads, an increase in expenses and lower securities gains.

CHASE TEXAS

Chase Texas is the primary bank for more large corporations and middle market companies than any other bank in Texas. Chase Texas also maintains a strong consumer banking presence through its 123 locations. Additionally, Chase Texas is the largest bank for personal and corporate trust services in the Southwest. Operating revenues increased 15% for the 1998 third quarter and 16% for the first nine months of 1998 when compared with the same periods in 1997, reflecting increased corporate finance fees, higher loan and deposit volumes, and securities gains.


NATIONAL CONSUMER SERVICES (NCS)

Cash operating earnings for the 1998 third quarter was essentially flat with year-ago levels and for the first nine months of 1998, NCS's cash operating earnings increased $60 million or 7%, over the same 1997 period. The nine month increase in cash operating earnings is attributable to an 11% increase in revenue due primarily to the acquisition of The Bank of New York's ("BONY") credit card portfolio in November 1997. NCS's expenses increased in 1998 as a result of the BONY credit card acquisition, co-branded activities, and from higher volumes across all of the NCS businesses. Additionally, credit costs increased for both 1998 periods primarily due to the BONY portfolio. SVA was down $44 million in the third quarter of 1998 and $56 million in the first nine months of 1998 due to increased capital allocation to NCS as a result of recent acquisitions, primarily the BONY portfolio.

Chase's National Consumer Services businesses are large, diverse and almost totally domestic-based, providing counterbalance to Chase's global wholesale businesses. Chase believes that continued efforts to moderate expense growth, together with stable credit costs and continuing consolidation of these markets, will enable Chase to solidify its leadership positions in these businesses.

The following table sets forth certain key financial performance measures of the businesses within NCS for the periods indicated.


NATIONAL CONSUMER SERVICES:

THREE MONTHS ENDED SEPTEMBER 30,                          1998                                            1997
                                        --------------------------------------          ---------------------------------------
(in millions, except ratios)                              CASH                                            Cash
                                        OPERATING       OPERATING     EFFICIENCY        Operating       Operating     Efficiency
                                        REVENUES        EARNINGS        RATIO           Revenues        Earnings         Ratio
                                        --------        --------      --------          --------        --------       --------
Cardmember Services                     $     979       $    104          38%           $    840        $    110          37%
Regional Consumer Banking                     591             97          70                 562              91          71
Chase Home Finance                            262             66          56                 242              64          52
Diversified Consumer Services                 247             58          47                 211              49          46

NINE MONTHS ENDED SEPTEMBER 30,
(in millions, except ratios)

Cardmember Services                     $   2,882       $    345          37%           $  2,423        $    265          39%
Regional Consumer Banking                   1,727            268          72               1,685             276          71
Chase Home Finance                            748            189          55                 710             182          53
Diversified Consumer Services                 686            142          49                 605             131          47

CARDMEMBER SERVICES

Chase Cardmember Services ("CCS") ranks as the fourth largest bank card issuer in the United States. CCS also reflects the results of Chase's international consumer business, which includes Chase Manhattan Card Company Limited, the third-largest credit card issuer in Hong Kong (which became wholly owned in 1998), and includes consumer banking activities in Hong Kong, Panama and the Eastern Caribbean. At September 30, 1998, CCS had a $32 billion worldwide managed credit card portfolio. CCS's operating revenues for the third quarter of 1998 were $979 million, a $139 million or 16% increase, while cash operating earnings were $104 million, a $6 million or 5% decrease, compared with 1997, reflecting the anticipated effect of charge-offs from the BONY portfolio. Earnings for the first nine months of 1998 rose 30% to $345 million. The increase was driven by 19% revenue growth reflecting the aforementioned BONY acquisition and increased co-branded activities. These positive results were partially offset by increased charge-offs and the effect of the economic environment in Asia on Chase's international consumer businesses.

REGIONAL CONSUMER BANKING

At September 30, 1998, Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It is also a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through the largest branch and proprietary ATM networks in the New York metropolitan region plus state-of-the-art telephone, PC and Internet services. Cash operating earnings for the 1998 third quarter rose $6 million or 7% to $97 million reflecting higher fee income from product and pricing initiatives. For the first nine months of 1998, cash operating earnings were 3% lower when compared with 1997, reflecting higher expenses related to systems integration and enhancements, particularly within Chase Texas' retail businesses.

CHASE HOME FINANCE

At September 30, 1998, Chase Home Finance is the third-largest originator and fourth-largest servicer of residential first mortgage loans in the U.S. It is also a leading provider of home-equity secured lending and manufactured housing financing. Chase Home Finance serves more than 2 million customers nationwide. At September 30, 1998, Chase's residential first mortgage servicing portfolio totaled $184 billion. During the first nine months of 1998, $54 billion in residential first mortgage loans were originated, which was a 96% increase over the same period last year. Cash operating earnings increased 3% in the 1998 third quarter and 4% for the first nine months of 1998, when compared with the same periods in 1997. Operating revenues improved in 1998 benefiting from a significantly higher volume of mortgage originations partially offset by the impact of higher levels of prepayments on the loan servicing and mortgage portfolio.

DIVERSIFIED CONSUMER SERVICES

Diversified Consumer Services ("DCS") is the largest bank originator of auto loans and leases in the United States, and a leading provider of student loans and unsecured consumer lending. In addition to its financing activities, DCS offers brokerage services and investment products nationwide and is one of the most diversified bank insurance providers in the U.S. At September 30, 1998, Chase Auto Finance had $14 billion in retained outstandings with $9 billion in new originations for the nine months of 1998. Cash operating earnings rose $9 million or 19% in the 1998 third quarter and $11 million or 8% for the first nine months of 1998 reflecting the continued growth in Chase's auto finance, insurance and consumer investment businesses.

CHASE TECHNOLOGY SOLUTIONS

Chase Technology Solutions ("CTS") combines Chase's Global Services businesses, Information Technology and Operations, and Electronic Commerce initiatives into a single group. Global Services is a leading provider of information and transaction services globally and includes custody, cash management, trust and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $4.8 trillion in assets and serviced over $3 trillion in outstanding debt at September 30, 1998. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. Cash operating earnings for Global Services in the third quarter of 1998 were $122 million, an increase of $10 million or 9% from the 1997 third quarter. For the first nine months of 1998, cash operating earnings increased $51 million or 17% from the same 1997 period. SVA for Global Services in the 1998 third quarter and the first nine months of 1998 increased $10 million and $52 million, respectively, when compared with the same 1997 periods. These improvements resulted from revenue growth across all three businesses within Global Services (Chase Treasury Solutions, Global Investor Services and Global Trust), reflecting increased balances, new business initiatives and market appreciation, as well as higher fees resulting from an acquisition in the fourth quarter of 1997. Earnings also benefited from continued productivity gains, tempered by technology investments related to preparations for Year 2000 and European Monetary Union ("EMU") initiatives.

CORPORATE

Corporate includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. Corporate also includes unallocated special items. For the third quarter of 1998, Corporate had a cash operating loss (including the non-Global Services portion of CTS) of $74 million compared with a cash operating loss of $51 million in 1997. For the first nine months of 1998, Corporate had a cash operating loss of $225 million compared with a cash operating loss of $130 million in 1997.

RECONCILIATION OF REPORTED RESULTS TO OPERATING RESULTS

The following supplemental information provides a reconciliation between Chase's reported results and results on an operating basis.


                                           THIRD QUARTER 1998                                   Third Quarter 1997
                             ------------------------------------------------      ----------------------------------------------
(in millions, except         REPORTED     CREDIT CARD     SPECIAL   OPERATING     Reported    Credit Card     Special   Operating
per share data)               RESULTS   SECURITIZATIONS    ITEMS      BASIS       Results   Securitizations    Items      Basis
Revenue:                        (a)           (b)           (c)                     (a)           (b)            (c)
                             ---------      --------      --------   --------      -------      -------       --------   --------
Market-Sensitive             $     902      $     --      $    --    $    902      $ 1,262      $    --       $    --    $  1,262
All Other                        3,499           298         (191)      3,606        3,153          249            --       3,402
                             ---------      --------      --------   --------      -------      -------       --------   --------
Total Revenue                    4,401           298         (191)      4,508        4,415          249            --       4,664
Noninterest Expense              2,651            --          (37)      2,614        2,590           --           (85)      2,505
                             ---------      --------      --------   --------      -------      -------       --------   --------

Operating Margin                 1,750           298         (154)      1,894        1,825          249            85       2,159
Credit Costs                       451           298           --         749          196          249            --         445
                             ---------      --------      -------    --------      -------      -------       -------    --------
Income Before
  Restructuring Costs            1,299            --         (154)      1,145        1,629           --            85       1,714
Restructuring Costs                 --            --           --          --           71           --           (71)         --
                             ---------      --------      -------    --------      -------      -------       -------    --------

Income Before Taxes              1,299            --         (154)      1,145        1,558           --           156       1,714
Tax Expense                        462            --          (55)        407          576           --            57         633
                             ---------      --------      --------   --------      -------      -------       -------    --------

Net Income                   $     837      $     --      $   (99)   $    738      $   982      $    --       $    99    $  1,081
                             =========      ========      ========   ========      =======      =======       =======    ========

NET INCOME PER COMMON SHARE
Basic                        $    0.96                               $   0.84      $  1.11                               $   1.23
Diluted                      $    0.94                               $   0.82      $  1.08                               $   1.19


                                         NINE MONTHS 1998                                  Nine Months 1997
                             ------------------------------------------       ------------------------------------------
Revenue:
Market-Sensitive             $  3,754   $     --    $    --    $  3,754       $  3,401    $    --    $    --    $  3,401
All Other                      10,047        864       (191)     10,720          9,317        730        (44)     10,003
                             --------   --------    -------    --------       --------    -------    -------    --------
Total Revenue                  13,801        864       (191)     14,474         12,718        730        (44)     13,404
Noninterest Expense             7,979         --        (37)      7,942          7,417         --       (135)      7,282
                             --------   --------    -------    --------       --------    -------    -------    --------

Operating Margin                5,822        864       (154)      6,532          5,301        730         91       6,122
Credit Costs                    1,139        864         --       2,003            608        730         --       1,338
                             --------   --------    -------    --------       --------    -------    -------    --------
Income Before
  Restructuring Costs           4,683         --       (154)      4,529          4,693         --         91       4,784
Restructuring Costs               529         --       (529)         --            172         --       (172)         --
                             --------   --------    -------    --------       --------    -------    --------   --------

Income Before Taxes             4,154         --        375       4,529          4,521         --        263       4,784
Tax Expense                     1,518         --        141       1,659          1,687         --         98       1,785
                             --------   --------    -------    --------       --------    -------    -------    --------

Net Income                   $  2,636   $     --    $   234    $  2,870       $  2,834    $    --    $   165    $  2,999
                             ========   ========    =======    ========       ========    =======    =======    ========

NET INCOME PER COMMON SHARE
Basic                        $   3.02                          $   3.29       $   3.15                          $   3.35
Diluted                      $   2.93                          $   3.20       $   3.04                          $   3.22

(a) Represents results as reported in Chase's financial statements, except restructuring costs have been separately displayed and foreclosed property expense is included in credit costs.

(b) Represents the impact of credit card securitizations. For the third quarter, the line items on the income statement impacted are net interest income ($374 million in 1998 and $319 million in 1997), provision for credit losses ($298 million in 1998 and $249 million in 1997), credit card revenue ($69 million in 1998 and $58 million in 1997) and other revenue ($7 million in 1998 and $12 million in 1997). For the first nine months, the line items on the income statement impacted are net interest income ($1,093 million in 1998 and $913 million in 1997), provision for credit losses ($864 million in 1998 and $730 million in 1997), credit card revenue ($222 million in 1998 and $152 million in 1997) and other revenue ($7 million in 1998 and $31 million in 1997).

(c) Includes restructuring costs and special items. Restructuring costs for the first nine months of 1998 reflect the $510 million pre-tax charge ($320 million after-tax) taken in connection with initiatives to streamline support functions, and residual costs of $19 million pre-tax ($13 million after-tax) related to the merger restructuring charge. For a description of special items, see the Glossary of Terms on page 41.

To facilitate analysis of Chase's financial results, management categorizes certain revenue components of the operating income statement as market-sensitive revenues. Chase's market-sensitive revenues include trading revenues (including trading-related net interest income), investment banking fees, securities gains and revenue from equity-related investments.

Over the past ten years (1988-1997), Chase's market sensitive revenues have grown at a compound annual growth rate ("CAGR") of 14%. However, market-sensitive revenues are affected by many factors. These include Chase's credit standing and its success in proprietary positioning, as well as general economic conditions (both domestic and international), the fiscal policies of central banks and governments which affect the financial markets (including domestic and foreign interest rates), the volatility of interest rates, equity and debt markets and currencies (including volatility associated with the introduction of the euro), and other political, social and economic developments.

Chase's market-sensitive revenues will, therefore, experience volatility from time to time. This was demonstrated during 1998. After achieving higher than historical growth rates in the first two quarters of 1998, market-sensitive revenues declined during the third quarter by approximately $500 million from the second quarter of 1998 and approximately $360 million from the third quarter of 1997, to a level below that implied by the long-term growth rate. The third quarter decline resulted primarily from lower gains in private-equity investments and lower trading revenues. There are, however, more stable revenue streams within market-sensitive revenues such as transaction-related revenue from the trading businesses.

Chase expects market-sensitive revenues to continue to grow at a CAGR of approximately 14%, although results in any particular quarter may be better or worse than the level implied by this long-term growth rate, depending on the factors described above.

All other revenue captions are generally subject to less market volatility. Certain components of these revenue captions are subject to market volatility, particularly assets that are held-for-sale and are accounted for on either a mark-to-market basis or lower of cost or market basis. All other revenues increased by 6% in the 1998 third quarter and 7% for the 1998 first nine months, when compared with the same 1997 periods. The increases were the result of higher trust, custody and investment management fees and credit card revenue.

REPORTED RESULTS OF OPERATIONS

The section below discusses Chase's reported results of operations. Reported results include the impact of credit card securitizations, restructuring costs and special items.

NET INTEREST INCOME

                                                               Third Quarter                              Nine Months
                                                 ---------------------------------------    -------------------------------------
                                                    1998            1997        Change        1998           1997         Change
                                                 ----------      ---------     ---------    ---------      ---------    ---------
NET INTEREST INCOME (in millions)
   Excluding Impact of Securitizations
      and Tax Refunds                            $    2,389      $   2,388        -- %      $   7,308      $   7,056         4%
   Impact of Securitizations                           (374)          (319)                    (1,093)          (913)
                                                 ----------      ---------                  ---------      ---------
   Excluding Impact of Tax Refunds                    2,015          2,069        (3)%          6,215          6,143         1%
   Impact of Tax Refunds                                191             --                        191             --
                                                 ----------      ---------                  ---------      ---------
   Reported                                      $    2,206      $   2,069          7%      $   6,406      $   6,143         4%
                                                 ==========      =========                  =========      =========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Excluding Impact of Securitizations           $    305.3      $   304.4        -- %      $   313.8      $   295.2         6%
   Impact of Securitizations                          (18.4)         (14.8)                     (18.0)         (14.1)
                                                 ----------      ---------                  ---------      ---------
   Reported                                      $    286.9      $   289.6        (1)%      $   295.8      $   281.1         5%
                                                 ==========      =========                  =========      =========

NET YIELD ON INTEREST-EARNING ASSETS
    ON A TAXABLE EQUIVALENT BASIS
   Excluding Impact of Securitizations
      and Tax Refunds                                  3.11%          3.12%       (1)bp          3.12%         3.20%        (8)bp
   Impact of Securitizations                           (.30)          (.28)       (2)bp          (.30)         (.27)        (3)bp
                                                 ----------      ---------                  ---------      ---------
   Excluding Impact of Tax Refunds                     2.81           2.84        (3)bp          2.82           2.93       (11)bp
   Impact of Tax Refunds                                .25             --        25 bp           .08             --         8 bp
                                                 ----------      ---------                  ---------      ---------
   Reported                                            3.06%          2.84%       22 bp          2.90%         2.93%        (3)bp
                                                 ==========      =========                  =========      =========

bp - Denotes basis points

Reported net interest income for the 1998 third quarter was $2,206 million and for the first nine months of 1998 was $6,406 million. Excluding the impact of $191 million of interest income resulting from prior years' tax refunds which were recognized in the 1998 third quarter, net interest income decreased 3% for the quarter and increased 1% for the first nine months from comparable 1997 periods. Excluding the impact of the tax refund, the net yield on interest-earning assets declined 3 basis points during the 1998 third quarter and 11 basis points during the first nine months of 1998 from comparable 1997 periods. This was primarily due to generally narrower spreads on loans.

AVERAGE INTEREST-EARNING ASSETS
(in billions)                                                      Third Quarter
                                            ----------------------------------------------------------
                                                     1998                                1997
                                            ----------------------              ----------------------
Loans                                       $  166.1            58%             $  161.2            56%
Securities                                      56.9            20                  45.0            15
Liquid Assets                                   63.9            22                  83.4            29
                                            --------      --------              --------      --------
Reported Average Interest-Earning Assets    $  286.9           100%             $  289.6           100%
                                            ========      ========              ========      ========

                                                                    Nine Months
                                            ----------------------------------------------------------
                                                     1998                                1997
                                            ----------------------              ----------------------
Loans                                       $  168.1            57%             $  156.9            56%
Securities                                      56.5            19                  44.3            16
Liquid Assets                                   71.2            24                  79.9            28
                                            --------      --------              --------      --------
Reported Average Interest-Earning Assets    $  295.8           100%             $  281.1           100%
                                            ========      ========              ========      ========

Average interest-earning assets retained on the balance sheet decreased slightly in the third quarter of 1998 but increased 5% in the first nine months of 1998 when compared with the same 1997 periods. Loan and securities volume increased in both periods, offset by a decline in liquid assets. Average loans retained on the balance sheet increased $4.9 billion in the 1998 third quarter and $11.2 billion in the first nine months of 1998, when compared with the same periods in 1997. The increase in average loans retained was divided between the domestic consumer and commercial portfolios, while the increase in securities was principally in the domestic available-for-sale portfolio. The foreign commercial loan portfolio declined in the 1998 third quarter as Chase continued to reduce its exposure to emerging markets. Interest-earning assets in both 1998 periods were funded by a higher percentage of deposits than in the comparable 1997 periods, a reflection of liquidity within the consumer sector.

PROVISION FOR CREDIT LOSSES

Chase's provision for credit losses, which equaled net charge-offs, amounted to $455 million in the 1998 third quarter and $1,137 million for the first nine months of 1998, compared with $190 million and $599 million, respectively, for the prior-year periods. For a discussion of Chase's net charge-offs, see the Credit Risk Management Section on pages 26-31.

As a result of increased charge-offs from the foreign commercial portfolio, particularly Asia and Russia, the provision for credit losses for full-year 1998 will be higher than the full-year 1997 provision.

NONINTEREST REVENUE

The 1998 third quarter and the 1998 first nine months continued to benefit from Chase's diversified revenue streams with strong increases in several areas (notably securities gains, investment banking fees, trust fees and credit card revenue). The difficult global market conditions resulted in significant declines in trading and equity-related revenues for the third quarter.

NONINTEREST REVENUE                                     Third Quarter                    Nine Months
                                                 -------------------------        -------------------------
(in millions)                                      1998            1997             1998            1997
                                                 ---------       ---------        ---------       ---------
Investment Banking Fees                          $     322       $     308        $   1,121       $     767
Trust, Custody and Investment Management Fees          398             338            1,129             969
Credit Card Revenue                                    381             281            1,046             766
Fees for Other Financial Services                      522             505            1,541           1,466
                                                 ---------       ---------        ---------       ---------
    Total Fees and Commissions                       1,623           1,432            4,837           3,968
Trading Revenue                                        114             505              927           1,401
Securities Gains                                       261              58              442             189
Revenue from Equity-Related Investments                 60             249              723             605
Other Revenue                                          137             102              466             412
                                                 ---------       ---------        ---------       ---------
     Total                                       $   2,195       $   2,346        $   7,395       $   6,575
                                                 =========       =========        =========       =========

Investment banking fees of $322 million in the 1998 third quarter and $1,121 million for the 1998 first nine months were higher by 5% and 46%, respectively, than the same 1997 periods. In the 1998 third quarter, strong growth in fee income from loan syndications and merger and acquisition advisory activity was offset by reduced underwriting fees in high yield and emerging markets. The nine months' results reflect revenue growth in all major business lines, in particular investment-grade bond underwriting, loan syndications, and mergers and acquisitions advisory activity.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES                    Third Quarter               Nine Months
                                                              --------------------       --------------------
(in millions)                                                   1998        1997          1998         1997
                                                              -------      -------       -------      -------
    Institutional (a)                                         $   205      $   174       $   591      $   504
    Personal (a)                                                  106          108           341          311
    Mutual Fund Fees (a)                                           38           28           102           75
    Other Trust Fees                                               49           28            95           79
                                                              -------      -------       -------      -------
      Total Trust, Custody and Investment Management Fees     $   398      $   338       $ 1,129      $   969
                                                              =======      =======       =======      =======

(a) For the definitions of the above captions, see page 26 of Chase's 1997 Annual Report.

Trust, custody and investment management fees continued their record setting pace by rising 18% to a new record of $398 million in the 1998 third quarter, and by increasing 17% to $1,129 million in the first nine months. These favorable results were largely attributable to growth in assets under custody, expanded securities lending activity, a higher level of assets under management (including at the Chase Vista mutual funds which grew 30% from the 1997 third quarter to $42 billion at the end of the 1998 third quarter), as well as from portfolio acquisitions.

Credit card revenue rose $100 million, or 36%, in the 1998 third quarter and $280 million, or 37%, in the 1998 first nine months as a result of continued growth in managed credit card receivables, including the acquisition of BONY's credit card portfolio in late 1997, and increased co-branded activities. The increases in revenue were partially offset by a rise in net charge-offs on the securitized portfolio, which reduced the excess servicing fees Chase received from the securitizations. Average managed worldwide credit card receivables grew to $31.6 billion in the third quarter of 1998, compared with $27.6 billion for the prior year's third quarter. For a further discussion of the credit card portfolio, see page 27 of this Form 10-Q.

FEES FOR OTHER FINANCIAL SERVICES                           Third Quarter                 Nine Months
                                                         ---------------------       ---------------------
(in millions)                                              1998         1997           1998         1997
                                                         --------     --------       --------     --------
   Service Charges on Deposit Accounts                   $     92     $     94       $    275     $    280
   Fees in Lieu of Compensating Balances                       85           81            256          236
   Commissions on Letters of Credit and Acceptances            72           78            218          224
   Mortgage Servicing Fees                                     43           59            149          177
   Loan Commitment Fees                                        31           30            101           86
   Insurance Fees (a)                                          40           27            103           62
   Brokerage and Investment Services                           35           34            102           93
   Other Fees                                                 124          102            337          308
                                                         --------     --------       --------     --------
     Total                                               $    522     $    505       $  1,541     $  1,466
                                                         ========     ========       ========     ========

(a) Insurance amount excludes certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.

The rise in fees in lieu of compensating balances reflects, in part, higher fees for services paid by customers, rather than customers maintaining a higher level of compensating balances in the current lower interest-rate environment. Mortgage servicing fees declined in both the 1998 third quarter and first nine months largely due to the impact of prepayments as a result of a lower interest-rate environment; however, lower interest rates benefited mortgage originations and sales revenues, which are reported in other revenues, as discussed on page 23 of this Form 10-Q. The higher level of loan commitment fees for the first nine months of 1998 was largely a reflection of increased activity in Chase's acquisition financing business. Higher fees related to insurance products, investment services, and loans serviced (notably auto loans), also contributed to the increase.

TRADING REVENUE                              Third Quarter                     Nine Months
                                        -------------------------       --------------------------
(in millions)                             1998             1997             1998              1997
                                        -------          --------       --------          --------
Trading Revenue                         $   114          $    505       $    927          $  1,401
Net Interest Income Impact (a)              145               142            541               439
                                        -------          --------       --------          --------
Total Trading-Related Revenue           $   259          $    647       $  1,468          $  1,840
                                        =======          ========       ========          ========
Product Diversification:
     Interest Rate Contracts (a)        $   142          $    157       $    378          $    539
     Foreign Exchange Contracts (a)         263               226            819               562
     Debt Instruments and Other (a)        (146)              264            271               739
                                        -------          --------       --------          --------
Total Trading-Related Revenue           $   259          $    647       $  1,468          $  1,840
                                        =======          ========       ========          ========

(a) For a definition of trading-related net interest income and the classes of financial instruments included, see Note Two of Chase's 1997 Annual Report.

Total trading revenues were $259 million for the 1998 third quarter, a 60% decline from the 1997 third quarter and a 50% decline from the 1998 second quarter. Total trading revenues for the first nine months of 1998 were down 20% from the same 1997 period.

Interest rate contract revenues declined for both periods, mainly due to weaker results in the U.S., especially in several structured products. The rise in foreign exchange revenue reflected strong earnings across a broad spectrum of currencies, with particular emphasis on the Asian markets where volatility continued to remain high. The decline in debt instruments and other revenue was attributable to weak markets in Asia, Russia and Latin America.

Securities gains realized for the 1998 third quarter were $261 million and for the 1998 first nine months were $442 million. These gains were largely from sales of U.S. Government and agency securities. Due to the adverse market conditions during the 1998 third quarter, many investors chose safer investments, such as U.S. Treasuries. Remaining unrealized gains in Chase's AFS securities portfolio were approximately $1 billion, before taxes, at September 30, 1998, up from approximately $150 million, before taxes, three months ago. Chase's AFS portfolio is managed as part of its overall risk management process and a portion of the unrealized gains in the securities portfolio may be considered as an economic offset to its trading portfolio.

Revenue from equity-related investments includes income from a wide variety of investments in the United States and, to a lesser extent, abroad. The 1998 third quarter results of $60 million were unfavorably impacted by the volatility of the global markets and were 76% lower than the prior year's quarter and significantly lower than the quarterly average of approximately $224 million for the previous eight quarters. For the first nine months of 1998, these results increased 20% to $723 million reflecting the benefit of Chase's accelerated pace of investment activities over the last several years as well as the favorable market conditions during the first six months of 1998. At September 30, 1998, Chase's equity-related investments under management approximated $5.0 billion.

OTHER NONINTEREST REVENUE                                         Third Quarter                      Nine Months
                                                             -------------------------        -------------------------
(in millions)                                                   1998            1997             1998            1997
                                                             --------         --------        --------         --------
    Residential Mortgage Origination/Sales Activities        $    105         $     37        $    241         $     98
    Gain on Sale of a Partially-Owned Foreign Investment           --               --             --                44
    All Other Revenue                                              32               65             225              270
                                                             --------         --------        --------         --------
       Total Other Noninterest Revenue                       $    137         $    102        $    466         $    412
                                                             ========         ========        ========         ========

The 1998 third quarter and first nine months results included higher revenue from residential mortgage originations and portfolio sales activities, a reflection of the continued favorable lower interest-rate environment. Contributing to the decline in all other revenue in both 1998 periods was a net unrealized loss from marking to market a loan and securities portfolio that has been previously transferred into a trust, the shares of which are being sold to institutional investors. The 1997 first nine months results included a $44 million gain on the sale of a partially-owned foreign investment. The 1997 third quarter and first nine months also included $16 million and $48 million, respectively, of equity income from Chase's investment in CIT Group Holdings, Inc. (Chase's remaining 20% interest in CIT was sold in the fourth quarter of 1997).

NONINTEREST EXPENSE

Noninterest expenses, excluding restructuring costs, were $2,647 million in the 1998 third quarter, an increase of 2% from the prior year's quarter, and were $7,981 million for the first nine months of 1998, an increase of 7% from the same 1997 period. The increase for both 1998 periods reflects operating costs related to portfolio acquisitions, investment spending on new product offerings and Year 2000, EMU and other technology spending. Noninterest expenses including restructuring costs were $8,510 million for the first nine months of 1998, an increase of 12% from the 1997 first nine months.


NONINTEREST EXPENSE                              Third Quarter                       Nine Months
                                          --------------------------        ----------------------------
(in millions, except ratios)                   1998           1997               1998             1997
                                          ----------       ---------        ----------         ---------
Salaries                                  $    1,205       $   1,292        $    3,729         $   3,526
Employee Benefits                                221             206               660               647
Occupancy Expense                                198             194               578               574
Equipment Expense                                219             192               640               575
Other Expense                                    804             712             2,374             2,104
                                          ----------       ---------        ----------         ---------
     Total Before Restructuring Costs          2,647           2,596             7,981             7,426
Restructuring Costs                               --              71               529               172
                                          ----------       ---------        ----------         ---------
     Total                                $    2,647       $   2,667        $    8,510         $   7,598
                                          ==========       =========        ==========         =========

Efficiency Ratio (a)                              62%             56%               58%               57%
Efficiency Ratio - Operating (a) (b)              58%             53%               55%               54%

(a) Excludes restructuring costs, foreclosed property expense, costs associated with the REIT and special items.

(b)   Excludes the impact of credit card securitizations.

The decrease in salaries for the 1998 third quarter substantially reflected lower incentive costs. The increase in salaries for the first nine months of 1998, and the increase in employee benefits for both 1998 periods was primarily due to the net addition of approximately 3,000 full-time equivalent employees. The increased head count reflects the net impact of investments in selected growth businesses (including through acquisitions), less staff reductions related to initiatives to streamline support functions and realign certain business activities. Included in the 1998 and 1997 nine month results were $37 million and $135 million ($85 million in the third quarter), respectively, for the accelerated vesting of stock-based incentive awards.

FULL-TIME EQUIVALENT EMPLOYEES                   SEPTEMBER 30,     September 30,
                                                    1998               1997
                                                  --------           --------
Domestic Offices                                    60,538             58,164
Foreign Offices                                     10,806             10,232
                                                  --------           --------
     Total Full-Time Equivalent Employees           71,344             68,396
                                                  ========           ========

The higher level of equipment expense during the 1998 third quarter and first nine months was due to an increase in depreciation expense from recently capitalized equipment across all business units. The 1998 third quarter and first nine months were also impacted by increased software expense related to Year 2000 and EMU efforts. For a further discussion of Year 2000 and EMU efforts, see the Operating Risk Management Section on page 34.

OTHER EXPENSE                           Third Quarter                   Nine Months
                                    -----------------------       ------------------------
(in millions)                         1998          1997             1998          1997
                                    ---------     ---------       ----------     ---------
     Professional Services          $     180     $     139       $      483     $     408
     Marketing Expense                    108            90              306           300
     Telecommunications                    90            77              258           225
     Travel and Entertainment              58            49              177           161
     Amortization of Intangibles           63            41              188           123
     Minority Interest                     12            19               36            58
     Foreclosed Property Expense           (4)            6                2             9
     All Other                            297           291              924           820
                                    ---------     ---------       ----------     ---------
       Total                        $     804     $     712       $    2,374     $   2,104
                                    =========     =========       ==========     =========

Other expense for the 1998 third quarter and first nine months increased $92 million and $270 million, respectively, when compared with the third quarter and first nine months of 1997. Professional services costs for both 1998 periods reflected higher levels of contract computer professionals associated with Year 2000 and the EMU efforts. The $18 million increase in marketing expense in the 1998 third quarter is primarily due to higher marketing acquisition costs at Chase Cardmember Services. The $13 million rise in telecommunications costs in the 1998 third quarter and $33 million increase for the first nine months of 1998 covers both installation and usage and reflects the growth in business volume at all of Chase's major business franchises. The purchase of the BONY credit card portfolio in late 1997 contributed to the increase in amortization of intangibles expense, while the increased servicing costs for the portfolio contributed to the increase in all other expense. These increases were partially offset by a decline in minority interest expense due to the acquisition of minority interest in a foreign investment in the 1998 first quarter.

For a discussion of Chase's restructuring costs, see Note Seven on page 9 of this Form 10-Q. It is anticipated that the annual savings from the one-time charge of $510 million, taken in the first quarter of 1998 in connection with initiatives to streamline support functions and realign certain business functions, will amount to approximately $460 million. Depending on its view of revenue opportunities, Chase may or may not reinvest all or a part of these expense savings in its revenue-generating activities.

INCOME TAXES

Chase recognized income tax expense of $462 million in the third quarter of 1998 compared with $576 million in the third quarter of 1997. The effective tax rate for each period was 35.6% and 37.0%, respectively. For the first nine months, Chase recorded income tax expense of $1.52 billion in 1998, compared with $1.69 billion in 1997, at an effective tax rate of 36.5% and 37.3%, respectively.

CREDIT RISK MANAGEMENT

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 29-37 and 52 of Chase's 1997 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

                                                                                                 PAST DUE 90 DAYS OR MORE
                                           CREDIT-RELATED ASSETS         NONPERFORMING ASSETS         & STILL ACCRUING
                                         -------------------------     -----------------------     ---------------------
                                          SEPT 30,       Dec 31,       SEPT 30,        Dec 31,     SEPT 30,      Dec 31,
(in millions)                               1998           1997           1998          1997         1998         1997
                                         ----------     ----------     ---------      --------     --------     --------
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages       $   39,250     $   38,680     $     343      $    340     $      3     $      2
  Credit Card                                12,472         15,631            --            --          259          256
  Auto Financings                            14,694         13,243            46            31           16           20
  Other Consumer                              8,786          8,543             8             7           91          142
                                         ----------     ----------     ---------      --------     --------     --------
Total Domestic Consumer                      75,202         76,097           397           378          369          420
Foreign Consumer                              3,951          3,976            21            21           11            7
                                         ----------     ----------     ---------      --------     --------     --------
TOTAL CONSUMER                               79,153         80,073           418           399          380          427
                                         ----------     ----------     ---------      --------     --------     --------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                  41,792         37,931           352           258           54           18
  Commercial Real Estate (a)                  5,071          5,030            53            75            7           14
  Financial Institutions                      6,219          6,652             1             1           --           --
                                         ----------     ----------     ---------      --------     --------     --------
Total Domestic Commercial                    53,082         49,613           406           334           61           32
Total Foreign Commercial                     34,337         38,768           559           175           38           --
                                         ----------     ----------     ---------      --------     --------     --------
TOTAL COMMERCIAL                             87,419         88,381           965           509           99           32
                                         ----------     ----------     ---------      --------     --------     --------
TOTAL LOANS (b)                             166,572        168,454         1,383           908          479          459
                                         ----------     ----------     ---------      --------     --------     --------
Derivative and FX Contracts                  33,547         38,476            19            --           --            1
                                         ----------     ----------     ---------      --------     --------     --------
TOTAL CREDIT-RELATED ASSETS              $  200,119     $  206,930         1,402           908     $    479     $    460
                                         ==========     ==========     ---------      --------     ========     ========
Assets Acquired as Loan Satisfactions                                        131           110
                                                                       ---------      --------
TOTAL NONPERFORMING ASSETS                                             $   1,533      $  1,018
                                                                       =========      ========

                                                                           NET CHARGE-OFFS
                                                        ---------------------------------------------------
                                                             Third Quarter                 Nine Months
                                                        ------------------------      ---------------------
(in millions)                                              1998          1997           1998         1997
                                                        ----------     ---------      --------     --------
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages                      $        6     $       8      $     22     $     21
  Credit Card                                                  187           132           550          403
  Auto Financings                                               17            15            58           42
  Other Consumer                                                39            41           123          129
                                                        ----------     ---------      --------     --------
Total Domestic Consumer                                        249           196           753          595
Foreign Consumer                                                 6             3            14            9
                                                        ----------     ---------      --------     --------
TOTAL CONSUMER                                                 255           199           767          604
                                                        ----------     ---------      --------     --------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                                    (59)           14           (77)          32
  Commercial Real Estate (a)                                    (3)          (13)           (9)         (23)
                                                        ----------     ---------      --------     --------
Total Domestic Commercial                                      (62)            1           (86)           9
Total Foreign Commercial                                       154           (10)          326          (14)
                                                        ----------     ---------      --------     --------
TOTAL COMMERCIAL                                                92            (9)          240           (5)
DERIVATIVE AND FX CONTRACTS                                    108            --           130           --
                                                        ----------     ---------      --------     --------
TOTAL NET CHARGE-OFFS                                   $      455     $     190      $  1,137     $    599
                                                        ==========     =========      ========     ========

(a) Represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties.

(b) Total managed loans, at September 30, 1998 and December 31, 1997 were $185,544 million and $185,306 million, respectively.

CREDIT PORTFOLIO SUMMARY

The decrease at September 30, 1998 in retained loans outstanding from December 31, 1997 levels is the result of slight decreases in both the consumer and commercial loan portfolios. Based upon industry classifications utilized by Chase, there were no commercial and industrial industry segments that exceeded 5% of total commercial and industrial loans outstanding. During the 1998 third quarter, exposures to Asia and Latin America continued to decrease.

Chase's nonperforming assets at September 30, 1998 increased $515 million from the 1997 year-end level primarily due to an increase in nonperforming Asian assets. Management expects that during the remainder of 1998, there will be an increase in nonperforming assets from the September 30, 1998 level, primarily as a result of continuing uncertainty in the financial conditions of certain Asian countries.

Total net charge-offs on a retained basis increased by $265 million during the 1998 third quarter and by $538 million for the first nine months, when compared to the same 1997 periods. Total net charge-offs on a managed basis were $753 million in the 1998 third quarter, compared with $439 million in the third quarter of 1997. For the first nine months of 1998, total net charge-offs on a managed basis were $2,001 million, compared with $1,329 million in 1997. The increases in net charge-offs on both a managed and retained basis are due to the generally lower credit quality of the BONY credit card portfolio, a factor which was anticipated at the time of its acquisition, and increased foreign commercial charge-offs, primarily as a result of conditions in Asia and Russia.

Commercial net charge-offs totaled $200 million during the 1998 third quarter. Net recoveries of $62 million in the domestic commercial portfolio were offset by net charge-offs in the foreign commercial portfolio. Approximately 80% of the foreign commercial net charge-offs related to Russia. For the nine months ended September 30, 1998, commercial net charge-offs of $370 million represented net recoveries of approximately $86 million in the domestic commercial portfolio, offset by net charge-offs of $456 million in Chase's foreign commercial portfolio.

CONSUMER PORTFOLIO

Residential Mortgage Loans: Residential mortgage loans were $39.3 billion at September 30, 1998, a $570 million increase from year-end, reflecting increased origination activity due to lower interest rates. At September 30, 1998, nonperforming domestic residential mortgage loans, as a percentage of the domestic residential mortgage loan portfolio, was 0.87%, down slightly from the 1997 year-end level.

Credit Card Loans: Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

The following table presents credit-related information for Chase's aggregate domestic and international managed credit card receivables.

                                                            As of or for the              As of or for the
                                                           Three Months Ended             Nine Months Ended
                                                            September 30, (a)             September 30, (a)
                                                         -----------------------       -----------------------
(in millions, except ratios)                               1998          1997            1998          1997
                                                         ---------     ---------       ---------     ---------
Average Managed Credit Card Receivables                  $  31,607     $  27,630       $  31,991     $  26,527
Past Due 90 Days or More and Accruing                    $     675     $     528       $     675     $     528
  As a Percentage of Average Credit Card Receivables          2.14%         1.91%           2.11%         1.99%
Net Charge-offs                                          $     489     $     379       $   1,425     $   1,125
  As a Percentage of Average Credit Card Receivables          6.19%         5.49%           5.94%         5.65%

(a) For the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997, Chase's average domestic managed credit card receivables were $31.0 billion, $27.1 billion, $31.4 billion and $26.0 billion, respectively. Net charge-offs as a percentage of average domestic managed credit card receivables for each of these periods were 6.27%, 5.57%, 6.01% and 5.74%, respectively.


The increases in average managed credit card receivables for both the three and nine month periods ended September 30, 1998, when compared with the same periods in 1997, were largely the result of the purchase of a domestic credit card portfolio in late 1997, totaling approximately $4.0 billion in outstandings. The increase in the net charge-off percentage for both 1998 periods is due to the anticipated lower credit quality of the BONY portfolio and to a decrease in growth of credit card outstandings driven by increased consumer liquidity. Management expects that credit card net charge-offs, as a percentage of average managed credit card receivables, will increase in 1998 when compared with 1997.

Auto Financings: Auto financings outstanding increased 11% reflecting continued strong consumer demand due to favorable pricing programs, partially offset by the impact of auto loan securitizations. Total originations were $9.0 billion in the first nine months of 1998, compared with $8.2 billion in the same 1997 period. Net charge-offs related to auto financings increased in the 1998 third quarter and in the first nine months, compared with the same 1997 periods. The increased level of net charge-offs for both 1998 periods primarily reflects growth in the portfolio. The 1998 first nine months also includes the unfavorable performance in a discontinued product line.

COMMERCIAL PORTFOLIO

Domestic Commercial: The domestic commercial portfolio had net recoveries during the 1998 third quarter and the portfolio continued to maintain its strong credit quality.

Foreign Commercial: The foreign commercial portfolio totaled $34.3 billion at September 30, 1998, a decrease of $4.4 billion from the 1997 year-end as Chase continued to reduce its exposure to emerging markets in Asia and Latin America. Nonperforming loan levels at September 30, 1998, as well as net charge-off levels for the 1998 third quarter and first nine months, increased in comparison with the respective prior year periods, due to financial conditions in Asia and Russia.

Total nonperforming assets in Asia, including derivatives, increased by $263 million from 1997 year-end to $345 million at September 30, 1998. Asian commercial net charge-offs, including derivatives, for the 1998 third quarter were $52 million and for the first nine months of 1998 were $266 million, compared with $11 million and $13 million, respectively, in the same 1997 periods. Russian-related commercial net charge-offs, including derivatives, were $208 million for the third quarter and first nine months of 1998. Of this amount, $109 million were net charge-offs on resale agreements. There were no Russian-related commercial net charge-offs in the same 1997 periods.

DERIVATIVE AND FOREIGN EXCHANGE FINANCIAL INSTRUMENTS

For a discussion of the derivative and foreign exchange financial instruments utilized in connection with Chase's trading and ALM activities, see pages 35-36 and Notes One and Eighteen of Chase's 1997 Annual Report. At September 30, 1998, the majority of these transactions were with commercial bank and financial institution counterparties, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 1998 and December 31, 1997. The lengthening of the maturity profile since year-end is the result of the improved creditworthiness of Chase over the last several years (as evidenced by credit rating upgrades) and the maturation of the derivatives market where longer maturities are becoming more commonplace.

                                   AT SEPTEMBER 30, 1998                                     At December 31, 1997
                       -------------------------------------------------        ------------------------------------------------
                      INTEREST     FOREIGN        EQUITY,                     Interest      Foreign         Equity,
                        RATE      EXCHANGE     COMMODITY AND                    Rate       Exchange      Commodity and
                      CONTRACTS   CONTRACTS   OTHER CONTRACTS      TOTAL      Contracts    Contracts    Other Contracts    Total
                       ------      ------         ------          ------        ------       ------         ------        ------
Less than 1 year           15%         91%            39%             36%           27%          95%            51%           54%
1 to 5 years               49           6             58              38            47            5             48            32
Over 5 years               36           3              3              26            26           --              1            14
                       ------      ------         ------          ------        ------       ------         ------        ------
Total                     100%        100%           100%            100%          100%         100%           100%          100%
                       ======      ======         ======          ======        ======       ======         ======        ======

Chase's net charge-offs arising from derivative and foreign exchange transactions were $108 million in the 1998 third quarter and $130 million for the first nine months of 1998. There were no net charge-offs on these types of transactions during the first nine months of 1997. At September 30, 1998, nonperforming derivative contracts were $19 million, compared with none in 1997. The increases in both net charge-offs and nonperforming derivative contracts were due to the financial conditions in Asia and Russia.

HEDGE FUNDS

The following table presents Chase's credit exposure to hedge funds at September 30, 1998.


(in billions)                                                     SEPTEMBER 30, 1998
                                                                      ---------
Collateralized by U.S. Government and Agency Securities               $     1.7
Collateralized by Other Securities                                          0.4
Collateralized by Fund Assets                                               0.3
                                                                      ---------
     Total Collateralized                                                   2.4
Uncollateralized                                                            0.3
                                                                      ---------
     Total Credit Exposure (a)                                        $     2.7
                                                                      =========

(a) Includes loans, resale agreements, mark-to-market foreign exchange and derivative contracts and undrawn commitments to extend credit.

In addition to its credit exposure to hedge funds, Chase has made a $300 million investment in Long-Term Capital Management and had, at September 30, 1998, approximately $400 million invested in other hedge funds, with no single investment larger than $25 million at the time the investment was made. These other investments are marked-to-market and have produced a year-to-date return of negative four percent.

CROSS-BORDER EXPOSURE

Credits denominated in a currency other than that of the country in which a borrower is located, such as dollar-denominated loans made overseas, are called "cross-border" credits. The financial turmoil in Asia and Latin America, which started in July 1997, affected many countries where Chase has had long-standing commercial and investment banking relationships. The following table presents Chase's cross-border exposure to Asian and Latin American countries. For a further discussion of Chase's cross-border exposure, see pages 34-35 of Chase's 1997 Annual Report.


                                                  SEPTEMBER 30, 1998 (a)                         December 31, 1997
                              --------------------------------------------------------------         --------
                               LENDING-         FOREIGN                              TOTAL            Total
                                RELATED        EXCHANGE &         RESALE         CROSS-BORDER      Cross-Border
(in billions)                 AND OTHER (b)   DERIVATIVES (c)   AGREEMENTS (d)     EXPOSURE          Exposure
                              ---------        ---------         ---------         ---------         --------
       ASIA
Japan                         $     3.8        $     1.9         $     0.1         $     5.8         $    9.6
Australia                           2.3              1.1                --               3.4              5.0
Korea                               2.0              0.5                --               2.5              5.4
Hong Kong                           2.0              0.3                --               2.3              3.6
Indonesia                           1.2              0.2                --               1.4              2.6
Thailand                            1.2              0.2                --               1.4              2.1
Singapore                           1.1              0.3                --               1.4              1.8
Philippines                         0.7               --                --               0.7              1.1
Malaysia                            0.5              0.1                --               0.6              1.1
China                               0.6              0.2                --               0.8              0.8
Taiwan                              0.7               --                --               0.7              0.8
All Other Asia                      0.4               --               0.1               0.5              0.1
                              ---------        ---------         ---------         ---------         --------
    Total Asia                $    16.5        $     4.8         $     0.2         $    21.5         $   34.0
                              =========        =========         =========         =========         ========

LATIN AMERICA
Brazil                        $     2.8        $     0.1         $     0.9         $     3.8         $    4.9
Argentina                           2.3              0.1               0.5               2.9              3.3
Mexico                              1.5              0.6               0.5               2.6              3.0
Chile                               1.1               --                --               1.1              1.6
Colombia                            0.9               --                --               0.9              0.8
Venezuela                           0.4               --               0.1               0.5              1.0
All Other Latin America (e)         0.8              0.2                --               1.0              1.5
                              ---------        ---------         ---------         ---------         --------
    Total Latin America       $     9.8        $     1.0         $     2.0         $    12.8         $   16.1
                              =========        =========         =========         =========         ========

(a) Cross-border disclosure is based on Chase's credit-risk management policies in assessing Chase's cross-border risk.

(b) Includes loans and accrued interest, interest-bearing deposits with banks, trading debt and equity instruments, acceptances, other monetary assets, issued letters of credit, undrawn commitments to extend credit and local currency assets, net of local currency liabilities.

(c) Foreign exchange largely represents the mark-to-market exposure of spot and forward contracts. Derivatives largely represent the mark-to-market exposure of risk management instruments. Mark-to-market exposure is a measure, at a point in time, of the value of a foreign exchange or derivative contract in the open market. The impact of legally enforceable master netting agreements on these foreign exchange and derivative contracts reduced exposure by $16.7 billion at September 30, 1998 and $12.7 billion at December 31, 1997.

(d) Approximately $1.2 billion of the aggregate exposure represents resale agreements with investment grade counterparties from G-7 (Group of 7) countries. G-7 countries are the United States, United Kingdom, Germany, Japan, Italy, France, and Canada.

(e)   Excludes Bermuda and Cayman Islands.

In addition, at September 30, 1998, Chase had approximately $200 million in the aggregate of lending and foreign exchange/derivative related exposure to Russia, a decline of over $250 million from August 31, 1998. Chase also had approximately $450 million in resale agreements collateralized by non-ruble denominated Russian debt at September 30, 1998.

ALLOWANCE FOR CREDIT LOSSES

The following discussion of Chase's allowance for credit losses focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 36-37 and Note Five of Chase's 1997 Annual Report.

The accompanying tables reflect: the activity in and composition of Chase's allowance for credit losses; and certain coverage ratios related to the allowance for credit losses on loans, and on derivative and foreign exchange contracts for the periods indicated.

                                                           Third Quarter                     Nine Months
                                                      ------------------------         ------------------------
(in millions, except ratios)                            1998            1997             1998            1997
                                                      --------        --------         --------        --------
    Aggregate Allowance at Beginning of Period        $  3,874        $  3,691         $  3,869        $  3,694
    Provision for Credit Losses                            455             190            1,137             599
    Charge-Offs                                           (574)           (277)          (1,430)           (808)
    Recoveries                                             119              87              293             209
                                                      --------        --------         --------        --------
      Net Charge-Offs                                     (455)           (190)          (1,137)           (599)
    Other, Primarily Allowance Related to
      Purchased Portfolios                                  --              16                5              13
                                                      --------        --------         --------        --------
    Aggregate Allowance at End of Period              $  3,874 (a)    $  3,707         $  3,874 (a)    $  3,707
                                                      ========        ========         ========        ========

                                                                  SEPTEMBER 30,         September 30,
                                                                      1998                  1997
                                                                    --------              --------
Composition of Allowance for Credit Losses:
    Loans                                                           $  3,554              $  3,462
    Derivative and Foreign Exchange Contracts                            150 (b)                75
    Lending-Related Commitments                                          170                   170
                                                                    --------              --------
Aggregate Allowance                                                 $  3,874              $  3,707
                                                                    ========              ========

Allowance for Credit Losses on Loans to:
    Nonperforming Loans                                                  257%                  372%
    Loans at Period-End                                                 2.13                  2.12
    Average Loans (Nine months)                                         2.11                  2.21

Aggregate Allowance for Credit Losses on Loans and
   Derivative and Foreign Exchange Contracts to:
    Nonperforming Credit-Related Assets                                  264%                  380%
    Credit-Related Assets at Period-End                                 1.85                  1.80
    Average Credit-Related Assets (Nine months)                         1.81                  1.85


(a) The increase in the aggregate allowance from the September 30, 1997 level is due in large part to the acquisition of the Bank of New York credit card portfolio in late 1997.

(b) During the third quarter of 1998, the allowance for credit losses on derivatives and foreign exchange contracts was increased by $75 million through the provision for credit losses, in response to the adverse market conditions in Asia and Russia. The total provision for credit losses relating to trading activities was $183 million for the third quarter of 1998.

The allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, derivative and foreign exchange financial instruments and lending-related commitments. Chase deems its allowance for credit losses at September 30, 1998 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

MARKET RISK MANAGEMENT

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1997 and should be read in conjunction with pages 37-41 and Notes One and Eighteen of Chase's 1997 Annual Report.

Chase uses both historic simulation and Monte Carlo statistical techniques to estimate a daily value-at-risk ("VAR"). The VAR calculation is performed for all material trading portfolios and market risk-related ALM portfolios, with results reported by business unit and in the aggregate. The total VAR for Chase's trading portfolio and market risk-related ALM portfolio as of or for the twelve-month period ended September 30, 1998 were as follows:

                                    Marked-to-Market Trading Portfolio                    Market Risk-Related ALM Activities
                              ----------------------------------------------        ---------------------------------------------
                                    Twelve-Month Period                                    Twelve-Month Period
                                  Ended September 30, 1998                               Ended September 30, 1998
                              --------------------------------        At            ----------------------------------      At
                                                                    Sept 30,                                             Sept 30,
                              Average     Minimum     Maximum         1998         Average      Minimum       Maximum      1998
(in millions)                   VAR         VAR         VAR           VAR            VAR          VAR           VAR         VAR
                              --------    --------    --------      --------       --------     --------     --------    --------
Interest Rate VAR             $   24.4    $   15.1    $   51.4      $   22.0       $   48.6     $   37.3     $   67.3    $   59.1
Foreign Exchange VAR               9.3         3.1        21.6           5.6             --           --           --          --
Commodities VAR                    3.3         1.1         4.9           3.5             --           --           --          --
Equities VAR                       4.0         1.9        11.4           4.2             --           --           --          --
Less:
  Portfolio Diversification      (13.7)        NM           NM         (10.6)            --           --           --          --
                              --------    --------    --------      --------       --------     --------     --------    --------

    Total VAR                 $   27.3    $   15.6    $   51.5      $   24.7       $   48.6     $   37.3     $   67.3    $   59.1
                              ========    ========    ========      ========       ========     ========     ========    ========

                                             Twelve-Month Period              At
                                           Ended September 30, 1998    September 30, 1998
                                                 Average VAR                  VAR
                                                  ---------                ---------
Marked-to-Market Trading Portfolio                $    27.3                $    24.7
Market Risk-Related ALM Activities                     48.6                     59.1
Less:  Portfolio Diversification                      (21.9)                   (33.3)
                                                  ---------                ---------
    Aggregate VAR                                 $    54.0                $    50.5
                                                  =========                =========

NM: Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

Chase's average aggregate VAR (VAR for both trading and ALM activities) for the twelve-month period ended September 30, 1998 was $54.0 million. Chase's aggregate VAR at September 30, 1998 was $50.5 million. Chase's aggregate average and period-end VARs are less than the sum of the respective trading and ALM VARs shown in the above table (by $21.9 million and $33.3 million, respectively) due to risk offsets, resulting from portfolio diversification which occurs across the trading and ALM portfolios.

Both for regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and for internal evaluation of VAR, Chase conducts daily backtesting of its VAR against trading revenues. For mark-to-market activities, there were two days in the third quarter of 1998 in which a daily trading loss exceeded that day's VAR.

Management believes stress tests are an essential complement to VAR. At Chase, stress tests are an integral part of an effective risk management process, and have assumed an equal standing to VAR as a risk measurement and control technique for market risk. As of September 30, 1998, Chase's corporate monthly stress tests consist of five historical and three hypothetical scenarios for all material trading portfolios and market risk-related ALM portfolios. Since December 31, 1997, stress test results have been incorporated into Chase's internal capital allocation methodology, which provides a significant incentive for active management of aggregate exposures to difficult market environments.

TRADING ACTIVITIES

The following chart contains a histogram of Chase's daily market risk-related revenue, which is defined as the daily change in value of marked-to-market trading portfolios plus any trading-related net interest income.




     [Graphic of Daily Changes in Market Risk-Related Trading Revenue - See
                                  Appendix 1]




Based on actual trading results for the twelve months ended September 30, 1998, Chase posted positive daily market risk-related revenue for 210 out of 259 business trading days, with 48 business days exceeding positive $20 million over the past twelve months. Chase incurred ten daily trading losses in excess of negative $20 million over the past twelve months. Five of these ten days of losses occurred in late August and September 1998 and resulted from the adverse market conditions which occurred in the third quarter.

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

CONDENSED INTEREST-RATE SENSITIVITY TABLE

(in millions)                          1-3            4-6            7-12           1-5          OVER
AT SEPTEMBER 30, 1998                 MONTHS         MONTHS         MONTHS         YEARS        5 YEARS       TOTAL
                                     ---------      ---------      ---------     ---------     ---------     -------
Balance Sheet                        $ (26,151)     $   1,235      $   4,113     $  36,099     $ (15,296)    $    --
Derivative Instruments Affecting
  Interest-Rate Sensitivity               (589)          (378)        (2,723)       (3,342)        7,032          --
Interest-Rate Sensitivity Gap          (26,740)           857          1,390        32,757        (8,264)         --
Cumulative Interest-Rate
  Sensitivity Gap                      (26,740)       (25,883)       (24,493)        8,264            --          --
% of Total Assets                           (8)%           (7)%           (7)%           2%           --          --


At September 30, 1998, Chase had $24.5 billion more liabilities than assets repricing within one year (including the net repricing effects of derivative positions) or 7% of total assets. This compares with $17.8 billion more liabilities than assets repricing within one year, or 5% of total assets, at December 31, 1997. This negative gap (more liabilities repricing than assets) will benefit earnings in a declining interest rate environment and will detract from earnings in a rising interest rate environment.

At September 30, 1998, based on Chase's simulation model and applying immediate increases in various market interest rates (100 bp increase for US dollar-denominated positions and a range from 100 bp to 1500 bp increases for non-US dollar-denominated positions), earnings at risk over the next twelve months are estimated to be approximately 3.1% of projected 1998 after-tax income (before restructuring costs). Chase's earnings at risk to an immediate rise in interest rates was estimated to be approximately 3.5% of after-tax net income at December 31, 1997. The hypothetical rate shocks are used to calibrate risk that Chase believes to be reasonably possible of occurring in the near-term, but these scenarios do not necessarily represent management's current view of future market developments.

Impact of ALM Derivative Activity:

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at September 30, 1998 and December 31, 1997.

                                                SEPTEMBER 30,    December 31,
(in millions)                                         1998           1997         Change
                                                 ---------        --------        --------
ALM Derivative Contracts:
  Net Deferred Gains (Losses)                    $     189        $     --        $    189
  Net Unrecognized Gains (Losses) (a)                  453            (392)            845
                                                 ---------        --------        --------
      Net ALM Derivative Gains (Losses)          $     642        $   (392)       $  1,034
                                                 =========        ========        ========

(a) These net unrecognized gains/(losses) do not include the net unfavorable/(favorable) impact from the assets/liabilities being hedged by these derivative contracts.


CAPITAL AND LIQUIDITY RISK MANAGEMENT


The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 41-43 and Note Seventeen of Chase's 1997 Annual Report.

CAPITAL

Chase's capital levels at September 30, 1998 remained well in excess of regulatory guidelines. At September 30, 1998, Tier 1 and Total Capital ratios were 8.3% and 12.1%, respectively, and the Tier 1 leverage ratio was 6.6%. At September 30, 1998, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $34.4 billion, an increase of $1.1 billion from December 31, 1997. This increase for the first nine months of 1998 reflects retained earnings (net income less common and preferred dividends) generated during the period, plus the issuance of $448 million (net of discount) of capital securities issued by certain Chase subsidiaries (see Note Six of this Form 10-Q) and the issuance of $200 million of fixed/adjustable rate noncumulative preferred stock. The increase was partially offset by the redemption during the same period of $912 million of preferred stock bearing higher dividend rates.

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

From inception of a stock buyback program authorized by Chase's Board of Directors in October 1996 through September 30, 1998, Chase repurchased 82.5 million shares of its Common Stock ($4.2 billion) and reissued from treasury approximately 46.6 million shares of its Common Stock ($2.1 billion) under its benefit plans, resulting in a net repurchase of 35.9 million shares ($2.1 billion).

Management is committed to maintaining a disciplined capital policy for Chase. That policy is intended to increase SVA, to employ capital to support growth, including through acquisitions or other investment opportunities, and to return excess capital to stockholders. During the third quarter of 1998, Chase's Tier 1 capital ratio rose to 8.3%. During the same period, Chase repurchased net 7.4 million shares (net $351 million) of common stock under its buyback program. Management intends to continue Chase's disciplined approach to asset growth and maintain Chase's Tier 1 capital ratio within its target range of 8% - 8.25%. Capital generated in excess of this target ratio will be used for continued purchases of Chase's common stock or for future reinvestment and acquisition opportunities, including previously announced acquisitions that will close in the fourth quarter.

LIQUIDITY

Chase manages its liquidity in order to ensure the availability of sufficient cash flows to meet all of Chase's financial commitments and to capitalize on opportunities for Chase's business expansion. Chase is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, and common and preferred stock. During the first nine months of 1998, Chase issued $200 million of preferred stock and redeemed $912 million of higher-coupon preferred stock, and issued $448 million (net of discount) of capital securities through its subsidiaries. During the same period, Chase issued $2.1 billion of long-term debt, offsetting $644 million of long-term debt that matured and $663 million that was redeemed. During the third quarter of 1998, $140 million of 10.5% cumulative preferred stock was redeemed, $248 million (net of discount) of capital securities were issued through its subsidiaries, and $75 million of long-term debt was issued (during the same period $78 million of long-term debt matured and $235 million was redeemed). Chase constantly evaluates the opportunities to redeem its outstanding debt and preferred stock and to issue new debt and preferred stock in light of current market conditions.


OPERATING RISK MANAGEMENT


YEAR 2000 AND EMU: For a discussion of Chase's Year 2000 and the EMU efforts, see pages 28-29 of Chase's 1997 Annual Report. The information below updates Chase's Year 2000 and EMU disclosures:

YEAR 2000

Overview: Chase recognized the need to create a coordinated approach to managing the Year 2000 problem in mid-1995, when it established an enterprise-wide program to provide strong, comprehensive management of the issue. A Year 2000 Enterprise Program Office, together with 34 business area project offices, coordinates, manages and monitors all aspects of the Year 2000 effort on a global basis, both technical- and business-related. The Program Office reports directly to the Executive Committee of Chase and is responsible for Chase's Year 2000 efforts. In addition, a Year 2000 Core Team, consisting of senior managers from internal audit, technology risk and control, financial management, the technology infrastructure division, legal and the Year 2000 Enterprise Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Executive Committee of Chase, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues. The Core Team reviews progress on a monthly basis and conducts formal quarterly reviews of all project offices.

Chase's Year 2000 Program initially focused on technology assessment and planning, and the upgrading of internal systems; as these milestones were reached, the Program has shifted towards mitigating external sources of business risk, internal and external testing and contingency planning.

Current Status: Chase's Year 2000 Program is tracked against a well-defined set of milestones. During its inventory and assessment phases, which were completed on schedule on September 30, 1997, Chase identified hardware and software that required modification, developed implementation plans, prioritized tasks and established implementation time frames. The scope of Chase's Year 2000 Program involves (i) approximately 180,000 technical infrastructure components (e.g. LAN servers and data center equipment) ("TICs"); (ii) approximately 3,900 business software applications (of which approximately 1,000 are provided by third-party vendors) ("Software Applications"); (iii) 1,400 locations worldwide, at which up to 21 building systems at each location are being assessed ("Facility Systems"); and (iv) over 77,000 desktops ("Desktop Systems").

During the second quarter of 1998, Chase reached a major Program milestone: Year 2000 compliance of its technical infrastructure and systems software. This milestone was met with 97% of Chase's identified TICs being made Year 2000 compliant. At September 30, 1998, approximately 61% of Chase's Software Applications had been remediated (from approximately 32% at June 30); approximately 85% of Chase's Facility Systems had been remediated (from approximately 80% at June 30, 1998) and approximately 53% of Chase's Desktop Systems (excluding non-critical data files) had been remediated (from approximately 37% at June 30).

By December 31, 1998, Chase expects that substantially all of its Software Applications will have been remediated, including Software Applications required to be remediated by third-party vendors. The majority of internal testing of these Software Applications systems will have been completed as well. Completion of these milestones by year-end exceeds the milestones established by Chase's banking regulators.

In addition, Chase has set June 30, 1999 as its target date for completion of all remediation and testing of all its TICs, Software Applications, Facility Systems and Desktop Systems (including non-critical data files).

As systems remediation and internal testing is completed, increased focus is being directed to external testing. During the third quarter of 1998, Chase participated in tests with eight external agencies, including tests sponsored by the Depository Trust Company, the Federal Reserve Bank of New York, the New York Clearing House Association, the Hong Kong Clearing House and the Singapore Interbank GIRO. Over a dozen additional external tests have been scheduled with a range of world-wide organizations, including among others, Cedel; Euroclear; and S.W.I.F.T. Chase expects to continue to participate in testing organized by major industry and governmental infrastructure organizations as they are scheduled during the remainder of 1998 and 1999. Testing with third parties is critical, since a failure of a major external interface could have a material adverse effect on the operations of Chase.

In addition to its technology-related efforts, Chase has made significant progress on its major customer and business-partner due diligence. By September 30, 1998, Chase had completed the evaluation of its major credit customers, assessed their Year 2000 efforts and incorporated any Year 2000 customer risks into its credit risk analysis processes. Chase is also in the process of evaluating any potential Year 2000 impact upon its funding capability in order to incorporate any such risks into its capital and liquidity planning, and is completing evaluation of its sub-custodian and international correspondent networks for Year 2000 readiness. Chase's outside service providers have been identified and prioritized, based upon how critical their function is to Chase, and contact has been made with critical third party service providers to determine their Year 2000 readiness. The results of Chase's ongoing assessments and monitoring will be incorporated into its risk management processes over the remainder of 1998 and 1999. This planning includes determining the extent to which any contingency plans will need to be executed.

Costs: At December 31, 1997, Chase estimated the cost to remediate its Year 2000 issues at approximately $300 million. This included costs incurred during 1997 as well as costs expected to be incurred during 1998 and 1999. As a result of several recent acquisitions, an anticipated need to increase the level of testing in 1999 and strategic business decisions to accelerate systems upgrades, Chase is revising, as of September 30, 1998, its estimate of costs to remediate its Year 2000 issues for the 1997-1999 period to approximately $363 million. At September 30, 1998, Chase estimates that its full year 1998 Year 2000 costs will be approximately $186 million. In addition, Chase currently estimates that full year 1999 Year 2000 costs will be approximately $127 million. These costs include the costs of remediation, testing, third party assessment, and contingency planning, and will be expensed as incurred, but do not include approximately $33 million of capitalizable costs for Year 2000-compliant equipment that will be depreciated beyond December 31, 1999.

Risk Management and Contingency Planning: In its normal course of business, Chases manages many types of risk. Chase recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the fact that there may be a higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, Chase has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated Year 2000 effects into account. Although it is too early to predict accurately what "fails" may occur, Chase believes sufficient planning, communication, coordination and testing will mitigate potential material disruption. In this regard, Chase has begun its "event planning" for the Year 2000. In addition to the internal and external testing, and the credit, operational and liquidity assessments and planning discussed above, Chase's Year 2000 "event planning" includes creation of command centers; establishment of special rapid response technology teams; scheduling availability of key personnel; additional training, testing and simulation activities; and establishment of rapid decision processes.

Chase's expectations about completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and anticipated business, operational and financial risks to Chase are subject to a number of uncertainties. Chase's estimates as to the cost to prepare for the Year 2000 are based on numerous assumptions regarding future events including, among others, expectations regarding third party modification plans and the nature and amount of testing that may be required as well as continued availability of trained personnel. For example, if Chase is affected by the inability of vendors, service providers, customers or securities exchanges to successfully implement their Year 2000 plans and continue operations, if Chase is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations, or if Chase is unable to retain the staff or third party consultants necessary to implement its Year 2000 plans at currently projected costs and timetables, Chase's operations or financial results could be materially impacted. The disclosure contained in this 10-Q as well as the information previously filed by Chase regarding its Year 2000 readiness during the period January 1, 1996 to October 19, 1998 are designated as Year 2000 readiness disclosure related to the Year 2000 Information and Readiness Disclosure Act.

EMU

As a worldwide provider of foreign exchange, custody, cash management and funds transfer services, and because Chase has an extensive international branch and subsidiary network, Chase has also been actively preparing for the introduction of the "euro" on January 1, 1999. At that time, the exchange rates of the currencies of those countries participating in the European Economic and Monetary Union will be fixed; the euro will become a currency in its own right; and, although currencies of participating countries will continue to exist for a three year transition period, they will do so only as fixed denominations of the euro. Chase anticipates rapid acceptance of the new currency, particularly by the financial markets and large, wholesale customers. As a result, Chase intends to conduct all risk management and internal accounting entirely in euros from the January 1, 1999 introduction date, while still retaining the flexibility to service clients who continue to transact business in national currency units. In addition, Chase has established Chase Frankfurt as its electronic hub for all euro payments in order to promote centralized payment flow and information reporting. Chase believes this strategy offers the best means to manage the complexity of the conversion and mitigate associated operating risks.

A dedicated EMU project team has been in place since November 1, 1996 to ensure that necessary modifications to Chase's products, technology, business operations and customer service functions will be complete by January 1, 1999. A detailed timeline was established and risk assessment reviews are made regularly to track progress against the timeline. Remediation of all critical operating systems has been completed, and Chase has begun testing of impacted systems worldwide. Two "dress rehearsals" have been completed and a third will be completed during November 1998. As a result of these first two dress rehearsals, Chase believes that it will be able to pursue its businesses without material interruption or alteration after the implementation weekend on January 1, 1999. In addition, as part of its preparations, Chase has been working closely with its customers, counterparties, agent banks and regulatory agencies to mitigate the payment and settlement risks resulting from the euro's introduction. This includes the testing of interfaces with clients and establishing and testing electronic links with national and pan-European clearing and payment systems. Chase has also been actively developing contingency plans to deal with any liquidity issues that may result if changes in payment, clearing, or settlement procedures result in an increase in misrouted funds. Chase estimates that the costs to remediate its systems to prepare for the introduction of the euro will approximate $60 million to $75 million in 1998. These costs will be expensed as they are incurred.

For a further discussion of Chase's management of its operating risk, see page 41 of Chase's 1997 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-5 of Chase's 1997 Annual Report.

DIVIDENDS

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.7 billion at September 30, 1998.


ACCOUNTING DEVELOPMENTS

DERIVATIVES

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

SFAS 133 is effective for all fiscal years beginning after June 15, 1999, with early adoption permitted. Chase already recognizes the derivatives used in its trading activities on its balance sheet at fair value with changes in the fair values of such derivatives included in earnings. This represents the substantial majority of the derivatives utilized by Chase. With respect to those other derivatives used as hedges of its assets, liabilities and commitments, Chase is assessing the impact of the adoption of SFAS 133 on its hedging activities and its effect on its financial condition and operating performance.

MORTGAGE-BACKED SECURITIES

In October 1998, the FASB issued SFAS 134, which becomes effective for financial statements beginning in the first quarter of 1999, with early adoption encouraged. Chase is adopting SFAS 134 in the fourth quarter of 1998. SFAS 134 further amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities, such as Chase, classify the resulting mortgage-backed securities, or other retained interests, based on its ability and intent to sell or hold those investments. Chase believes that the adoption of SFAS 134 will not have a material effect on its earnings, liquidity or capital resources.


OTHER EVENTS

On May 7, 1998, Chase and Morgan Stanley Dean Witter & Co. ("Morgan Stanley") reached a definitive agreement under which Chase will acquire the global custody business of Morgan Stanley, which has more than $400 billion of assets under custody. The acquisition was completed in the 1998 fourth quarter. The clients and staff joining Chase will be integrated into Chase Global Investor Services, which is part of Chase's Global Services business.

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                       THREE MONTHS ENDED                          Three Months Ended
                                                       SEPTEMBER 30, 1998                          September 30, 1997
                                            ---------------------------------------     ---------------------------------------
                                              AVERAGE                      RATE           Average                         Rate
                                              BALANCE       INTEREST    (ANNUALIZED)      Balance        Interest     (Annualized)
                                            ----------      -------      ----------     ----------       --------      ----------
ASSETS
Deposits with Banks                         $    5,312      $   150        11.15%       $    5,424       $    149        10.88%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              30,270          517         6.77%           39,862            623         6.20%
Trading Assets-Debt and Equity
  Instruments                                   28,271          604         8.47%           38,045            732         7.63%
Securities:
 Available-for-Sale                             54,721          845         6.12%(b)        41,691            670         6.37%(b)
 Held-to-Maturity                                2,176           34         6.26%            3,348             55         6.52%
 Loans                                         166,134        3,288         7.86%          161,247          3,296         8.11%
                                            ----------      -------                     ----------       --------
 Total Interest-Earning Assets                 286,884        5,438         7.52%          289,617          5,525         7.57%
 Allowance for Credit Losses on Loans           (3,573)                                     (3,394)
 Cash and Due from Banks                        13,743                                      14,206
 Risk Management Instruments                    36,295                                      33,983
 Other Assets                                   29,516                                      25,902
                                            ----------                                  ----------
 Total Assets                               $  362,865                                  $  360,314
                                            ==========                                  ==========

LIABILITIES
Domestic Retail Deposits                    $   59,671          586         3.89%       $   57,300            583         4.03%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            15,986          (52)(d)   (1.27)%           11,963            190         6.31%
Deposits in Foreign Offices                     75,130          990         5.23%           69,828            941         5.35%
                                            ----------      -------                     ----------       --------
  Total Time and Savings
     Deposits                                  150,787        1,524         4.01%          139,091          1,714         4.89%
                                            ----------      -------                     ----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      55,819          818         5.81%           66,308            871         5.21%
  Commercial Paper                               4,286           56         5.24%            4,445             60         5.39%
  Other Borrowings (c)                          14,509          504        13.78%           22,940            520         8.98%
                                            ----------      -------                     ----------       --------
   Total Short-Term and
    Other Borrowings                            74,614        1,378         7.33%           93,693          1,451         6.14%
Long-Term Debt                                  16,362          324         7.87%           14,552            284         7.75%
                                            ----------      -------                     ----------       --------
  Total Interest-Bearing Liabilities           241,763        3,226         5.29%          247,336          3,449         5.53%
                                            ----------      -------                     ----------       --------
Noninterest-Bearing Deposits                    45,684                                      41,935
Risk Management Instruments                     37,797                                      35,730
Other Liabilities                               14,224                                      13,763
                                            ----------                                  ----------
Total Liabilities                              339,468                                     338,764
                                            ----------                                  ----------
PREFERRED STOCK OF SUBSIDIARY                      550                                         550
                                            ----------                                  ----------
STOCKHOLDERS' EQUITY
Preferred Stock                                  1,166                                       1,977
Common Stockholders' Equity                     21,681                                      19,023
                                            ----------                                  ----------
  Total Stockholders' Equity                    22,847                                      21,000
                                            ----------                                  ----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $  362,865                                  $  360,314
                                            ==========                                  ==========
INTEREST RATE SPREAD                                                        2.23%                                         2.04%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $ 2,212(a)      3.06%(d)                     $  2,076(a)      2.84%
                                                            =======         ====                         ========         ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended September 30, 1998 and September 30, 1997, the annualized rate for available-for-sale securities based on historical cost was 6.19% and 6.37%, respectively.

(c)   Includes securities sold but not yet purchased and structured notes.

(d) Includes $191 million pre-tax income for prior years' tax refunds. Excluding this amount, the net yield on interest-earning assets would be 2.81% for the 1998 third quarter.

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                       NINE MONTHS ENDED                           Nine months Ended
                                                      SEPTEMBER 30, 1998                           September 30, 1997
                                            ---------------------------------------     -----------------------------------------
                                             AVERAGE                        RATE         Average                         Rate
                                             BALANCE        INTEREST    (ANNUALIZED)     Balance         Interest     (Annualized)
                                            ----------      -------      ----------     ----------       --------      ----------
ASSETS
Deposits with Banks                         $    4,705      $   450        12.78%       $    5,033       $    369         9.80%
Federal Funds Sold and
 Securities Purchased Under
 Resale Agreements                              34,493        1,742         6.75%           39,574          1,879         6.35%
Trading Assets-Debt and Equity
  Instruments                                   31,989        1,996         8.34%           35,221          2,063         7.83%
Securities:
 Available-for-Sale                             54,003        2,548         6.31%(b)        40,793          2,013         6.60%(b)
 Held-to-Maturity                                2,508          120         6.40%            3,536            177         6.69%
 Loans                                         168,128       10,012         7.96%          156,942          9,535         8.12%
                                            ----------      -------                     ----------       --------
 Total Interest-Earning Assets                 295,826      16,868          7.62%          281,099         16,036         7.63%
 Allowance for Credit Losses on Loans           (3,560)                                     (3,427)
 Cash and Due from Banks                        14,273                                      13,209
 Risk Management Instruments                    36,264                                      34,205
 Other Assets                                   28,646                                      24,483
                                            ----------                                  ----------
 Total Assets                               $  371,449                                  $  349,569
                                            ==========                                  ==========

LIABILITIES
Domestic Retail Deposits                    $   59,389        1,754         3.95%       $   57,440          1,641         3.82%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            16,071          314(d)      2.62%            9,992            493         6.60%
Deposits in Foreign Offices                     75,780        3,055         5.39%           67,900          2,663         5.24%
                                            ----------      -------                     ----------       --------
  Total Time and Savings
     Deposits                                  151,240        5,123         4.53%          135,332          4,797         4.74%
                                            ----------      -------                     ----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      63,592        2,651         5.57%           64,001          2,580         5.39%
  Commercial Paper                               4,330          170         5.26%            4,258            170         5.34%
  Other Borrowings (c)                          16,188        1,544        12.75%           20,789          1,513         9.73%
                                            ----------      -------                     ----------       --------
   Total Short-Term and
    Other Borrowings                            84,110        4,365         6.94%           89,048          4,263         6.40%
Long-Term Debt                                  16,190          954         7.88%           14,040            814         7.75%
                                            ----------      -------                     ----------       --------
  Total Interest-Bearing Liabilities           251,540       10,442         5.55%          238,420          9,874         5.54%
                                            ----------      -------                     ----------       --------
Noninterest-Bearing Deposits                    45,340                                      41,302
Risk Management Instruments                     37,297                                      34,756
Other Liabilities                               14,358                                      13,587
                                            ----------                                  ----------
Total Liabilities                              348,535                                     328,065
                                            ----------                                  ----------
PREFERRED STOCK OF SUBSIDIARY                      550                                         550
                                            ----------                                  ----------
STOCKHOLDERS' EQUITY
Preferred Stock                                  1,365                                       2,371
Common Stockholders' Equity                     20,999                                      18,583
                                            ----------                                  ----------
  Total Stockholders' Equity                    22,364                                      20,954
                                            ----------                                  ----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $  371,449                                  $  349,569
                                            ==========                                  ==========
INTEREST RATE SPREAD                                                        2.07%                                         2.09%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $ 6,426(a)      2.90%(d)                     $  6,162(a)      2.93%
                                                            =======         ====                         ========         ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the nine months ended September 30, 1998 and September 30, 1997, the annualized rate for available-for-sale securities based on historical cost was 6.35% and 6.65%, respectively.

(c)   Includes securities sold but not yet purchased and structured notes.

(d) Includes $191 million pre-tax income for prior years' tax refunds. Excluding this amount, the net yield on interest-earning assets would be 2.82% for the 1998 first nine months.

                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                            1998                                          1997
                                           -------------------------------------    ------------------------------------------------
                                             THIRD         Second        First       Fourth        Third       Second        First
                                            QUARTER       Quarter       Quarter      Quarter      Quarter      Quarter      Quarter
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
INTEREST INCOME
Loans                                      $    3,287    $    3,316    $   3,405    $   3,392    $   3,294    $   3,106    $   3,129
Securities                                        874           889          889          851          720          735          722
Trading Assets                                    604           716          676          707          732          705          626
Federal Funds Sold and Securities
  Purchased Under Resale Agreements               517           554          671          728          623          697          559
Deposits with Banks                               150           148          152          156          149          114          106
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
          Total Interest Income                 5,432         5,623        5,793        5,834        5,518        5,357        5,142
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
INTEREST EXPENSE
Deposits                                        1,524         1,784        1,815        1,764        1,714        1,568        1,515
Short-Term and Other Borrowings                 1,378         1,478        1,509        1,640        1,451        1,510        1,302
Long-Term Debt                                    324           325          305          320          284          273          257
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
          Total Interest Expense                3,226         3,587        3,629        3,724        3,449        3,351        3,074
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME                             2,206         2,036        2,164        2,110        2,069        2,006        2,068
Provision for Credit Losses                       455           338          344          205          190          189          220
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES                   1,751         1,698        1,820        1,905        1,879        1,817        1,848
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------

NONINTEREST REVENUE
Investment Banking Fees                           322           438          361          369          308          283          176
Trust, Custody and Investment
  Management Fees                                 398           383          348          338          338          321          310
Credit Card Revenue                               381           365          300          322          281          224          261
Fees for Other Financial Services                 522           509          510          517          505          487          474
Trading Revenue                                   114           333          480          (78)         505          491          405
Securities Gains                                  261            98           83          123           58           30          101
Revenue from Equity-Related Investments            60           370          293          226          249          192          164
Other Revenue                                     137           233           96          163          102          119          191
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
          Total Noninterest Revenue             2,195         2,729        2,471        1,980        2,346        2,147        2,082
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------

NONINTEREST EXPENSE
Salaries                                        1,205         1,270        1,254        1,072        1,292        1,110        1,124
Employee Benefits                                 221           215          224          192          206          219          222
Occupancy Expense                                 198           191          189          193          194          193          187
Equipment Expense                                 219           212          209          217          192          193          190
Restructuring Costs                                --             8          521           20           71           71           30
Other Expense                                     804           826          744          802          712          698          694
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
          Total Noninterest Expense             2,647         2,722        3,141        2,496        2,667        2,484        2,447
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAX EXPENSE                1,299         1,705        1,150        1,389        1,558        1,480        1,483
Income Tax Expense                                462           631          425          515          576          555          556
                                           ----------    ----------    ---------    ---------    ---------    ---------    ---------
NET INCOME                                 $      837    $    1,074    $     725    $     874    $     982    $     925    $     927
                                           ==========    ==========    =========    =========    =========    =========    =========
NET INCOME APPLICABLE TO
  COMMON STOCK                             $      815    $    1,050    $     691    $     839    $     941    $     874    $     872
                                           ==========    ==========    =========    =========    =========    =========    =========

NET INCOME PER COMMON SHARE:
Basic                                      $     0.96    $     1.24    $    0.82    $    1.00    $    1.11    $    1.03    $    1.01
                                           ==========    ==========    =========    =========    =========    =========    =========
Diluted                                    $     0.94    $     1.20    $    0.80    $    0.97    $    1.08    $    1.00    $    0.99
                                           ==========    ==========    =========    =========    =========    =========    =========

                                GLOSSARY OF TERMS


The page numbers included after each definition represent the pages in the 10-Q where the term is primarily used.

1997 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1997. (Pages 8-11, 13-14, 22, 26, 28-30, 31, 33-34, 36, 42, 45)

AICPA: "American Institute of Certified Public Accountants." (Page 7)

Asset/Liability Management ("ALM"): The management and control of the sensitivity of Chase's income to changes in market interest rates and other market risks. (Page 32)

Derivative and Foreign Exchange ("FX") Instruments: Interest rate swaps, forward rate agreements, futures, forwards, options, equity, commodity and other contracts used for asset/liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 11, 28)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with the REIT). (Pages 12, 24)

FASB: Financial Accounting Standards Board. (Page 37)

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

Operating Net Income: Reported net income excluding restructuring costs and special items. (Pages 12-13)

REIT: A real estate investment trust subsidiary of Chase. (Page 24)

SFAS: Statement of Financial Accounting Standards.

SFAS 65: "Accounting for Certain Mortgage Banking Activities." (Page 37)

SFAS 107: "Disclosures About Fair Value of Financial Instruments." (Page 10)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-8, 10)

SFAS 130: "Reporting Comprehensive Income." (Page 7)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
37)

SFAS 134: "Accounting for Mortgage-Backed Securities Retained after the securitization of Mortgaged Loans Held for Sale by a Mortgage Banking Enterprise." (Page 37)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) less an explicit charge for allocated capital. (Pages 12, 14)

Special Items: Special items in the third quarter and first nine months of 1998 included $191 million in pre-tax interest income ($123 million after tax), resulting from prior years' tax refunds, and a $37 million pre-tax charge ($24 million after tax) for the accelerated vesting of stock-based awards. Special items for the 1997 third quarter included an $85 million pre-tax charge ($54 million after-tax) for the accelerated vesting of stock-based awards. Special items for the 1997 first nine months included a $44 million pre-tax gain ($28 million after-tax) from the sale of a partially owned foreign investment and $135 million pre-tax charge ($85 million after-tax) for accelerated vesting of stock-based incentive awards. (Pages 13, 19)

Statement of Position ("SOP") 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." (Page 7)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 31)

                                   APPENDIX 1


                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL


Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.


GRAPHIC
NUMBER     PAGE    DESCRIPTION

  1         32     Bar Graph entitled "Histogram of Daily Changes in Market
                   Risk-Related Trading Revenue for the twelve months ended
                   September 30, 1998" presenting the following information:

                   Millions of Dollars    0 - 5    5 - 10    10 - 15    15 - 20    20 - 25    25 - 30
                   -------------------    -----    ------    -------    -------    -------    -------
                   Number of trading
                   days revenue was
                   within the above
                   prescribed positive
                   range                   37        45        45         35         19         12


                                                                                   30 - 35    Over - 35
                                                                                   -------    ---------
                                                                                      7           10

                   Millions of Dollars    0-(5)   (5)-(10)  (10)-(15)  (15)-(20)  (20)-(25)
                   -------------------    -----    ------    -------    -------    -------
                   Number of trading
                   days revenue was
                   within the above
                   prescribed negative
                   range                   15        12         8          4          1


                                                                       (25)-(30)  Over-(30)
                                                                        -------    -------
                                                                           5          4

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            For a discussion of Legal Proceedings, see Chase's 1997 Annual Report on page 6.

Item 2.     Sales of Unregistered Common Stock

            During the third quarter of 1998, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as follows:
            On July 6, 1998, 312 shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

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

            (B) Reports on Form 8-K:

            Chase filed five reports on Form 8-K during the quarter ended September 30, 1998, as follows:

            Form 8-K dated July 21, 1998: Chase announced the results of operations for the second quarter of 1998.

            Form 8-K dated September 2, 1998: Chase announced the impact of global markets events.

            Form 8-K dated September 8, 1998: Chase filed certain financial information relating to cross-border exposure to Latin American countries.

            Form 8-K dated September 10, 1998: Chase disclosed percent of cross-border exposure by instrument relating to its Current Report on Form 8-K filed on September 8, 1998.

            Form 8-K dated September 29, 1998: Chase disclosed an increase in value of its liquid investments held by global markets, and that its available-for-sale portfolio is managed as part of its overall risk management.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE CHASE MANHATTAN CORPORATION
                                        ---------------------------------------
                                                     (Registrant)




Date November 16, 1998                  By /s/ Joseph L. Sclafani
     -------------------                   ------------------------------------
                                               Joseph L. Sclafani

                                        Executive Vice President and Controller
                                            [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED



EXHIBIT NO.                         EXHIBITS               PAGE AT WHICH LOCATED
-----------                         --------               ---------------------

   11                   Computation of net income                   45
                        per share

   12(a)                Computation of ratio of                     46
                        earnings to fixed charges

   12(b)                Computation of ratio of                     47
                        earnings to fixed charges
                        and preferred stock dividend
                        requirements

   27                   Financial Data Schedule                     48