Form 10-K405
period 1998-12-31
CHASE MANHATTAN CORP /DE/
filed 1999-03-11
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

 For the fiscal year ended                                       Commission file
     December 31, 1998                                            number 1-5805

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

                               Title of Each Class
                               -------------------

Common Stock
9.76% Cumulative Preferred Stock (Stated Value--$25)
10.84% Cumulative Preferred Stock (Stated Value--$25)
10.96% Cumulative Preferred Stock (Stated Value--$25)
Adjustable Rate Cumulative Preferred Stock, Series L (Stated Value--$100) Adjustable Rate Cumulative Preferred Stock, Series N (Stated Value--$25) 7 3/4% Subordinated Notes Due 1999
8% Subordinated Notes Due 1999
7.50% Subordinated Notes Due 2003
Floating Rate Subordinated Notes Due 2003
Floating Rate Subordinated Notes Due August 1, 2003
7 7/8% Subordinated Notes Due 2004
8% Subordinated Notes Due 2004
6.50% Subordinated Notes Due 2005
8% Subordinated Notes Due 2005
6.25% Subordinated Notes Due 2006
6 1/8% Subordinated Notes Due 2008
6.75% Subordinated Notes Due 2008
6.50% Subordinated Notes Due 2009
Guarantee of 7.34% Capital Securities, Series D, of Chase Capital IV Guarantee of 7.03% Capital Securities, Series E, of Chase Capital V

         All such securities are listed on the New York Stock Exchange.

        Securities registered pursuant to Section 12(g) of the Act: None

 Number of Shares of Common Stock outstanding on February 28, 1999: 844,212,018

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of The Chase Manhattan Corporation Common Stock held by non-affiliates of The Chase Manhattan Corporation on February 28, 1999 was $67,155,000,000.

        Document incorporated by reference                Part of Form 10-K into
                 in this Form 10-K                          which incorporated
          -----------------------------                    -------------------

Proxy statement for the annual meeting of stockholders
  to be held May 18, 1999 (other than information included       Part III
  in the proxy statement pursuant to Rule 402 (i), (k) and (l) of Regulation S-K)

                                 FORM 10-K INDEX

Part I                                                                      Page

Item 1      Business ..........................................................1
            Overview ..........................................................1
            Lines-of-Business .................................................1
            Competition .......................................................1
            Supervision and Regulation ........................................1
            Important Factors That May Affect Future Results ..................4
            Foreign Operations ................................................6
            Distribution of Assets, Liabilities and Stockholders' Equity;
              Interest Rates and Interest Differentials ......................77
            Securities Portfolio .............................................83
            Loan Portfolio .....................................31-34, 55, 84-86
            Summary of Loan Loss Experience ..........................35, 56, 87
            Deposits .........................................................88
            Return on Equity and Assets ..................................75, 78
            Short-Term and Other Borrowed Funds ..............................89
Item 2      Properties ........................................................6
Item 3      Legal Proceedings .................................................6
Item 4      Submission of Matters to a Vote of Security Holders ...............6
            Executive Officers of the Registrant ..............................7

Part II

Item 5      Market for Registrant's Common Equity and Related
                Stockholder Matters ...........................................8
Item 6      Selected Financial Data ...........................................8
Item 7      Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...........................8
Item 7A     Quantitative and Qualitative Disclosures about Market Risk ........8
Item 8      Financial Statements and Supplementary Data .......................8
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................8

Part III

Item 10     Directors and Executive Officers of Chase .........................8
Item 11     Executive Compensation ............................................8
Item 12     Security Ownership of Certain Beneficial Owners and Management ....8
Item 13     Certain Relationships and Related Transactions ....................8

Part IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K ...9

--------------------------------------------------------------------------------
ITEM 1: BUSINESS
--------------------------------------------------------------------------------

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

      On March 31, 1996, The Chase Manhattan Corporation ("heritage Chase") merged (the "Merger") with and into Chemical Banking Corporation ("Chemical"), which changed its name to The Chase Manhattan Corporation. The Merger was accounted for as a pooling of interests. At December 31, 1998, Chase was the third largest bank holding company in the United States in terms of total assets and Chase Bank was the second largest bank in the United States in terms of total assets.

      The bank and non-bank subsidiaries of Chase operate nationally as well as through overseas branches, representative offices and affiliated banks.

      Chase's financial performance goals over the next several years include an average return on common equity of 18% or higher, growth in operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share.

LINES-OF-BUSINESS

Chase's activities are internally organized, for management reporting purposes, into three major business franchises (Global Bank, National Consumer Services and Chase Technology Solutions, which includes Global Services). A description of Chase's business franchises and the products and services they provide to their respective client bases are discussed in the "Lines of Business Results" section of Management's Discussion and Analysis ("MD&A") beginning on page 19 and Note Twenty-Three on page 70.

COMPETITION

Chase and its subsidiaries and affiliates operate in a highly competitive environment. Chase's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and mutual funds for deposits and other sources of funds. In addition, Chase and its bank and non-bank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include finance companies, brokerage firms, investment banking companies, merchant banks, insurance companies, credit card companies, mortgage banking companies, leasing companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are domestic bank holding companies and banks, such as Chase and its bank subsidiaries.

SUPERVISION AND REGULATION

General: Chase is subject to regulation as a bank holding company under the BHCA. As such, Chase is required to file reports and other information with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Chase is also subject to the examination powers of the Federal Reserve Board.

      Under the BHCA, Chase may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries, and may not acquire voting control of non-banking corporations, except those corporations engaged in businesses or furnishing services which the Federal Reserve Board deems to be so closely related to banking as "to be a proper incident thereto." Further, Chase is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any corporation that is engaged in activities that are not closely related to banking, and, without the prior approval of the Federal Reserve Board, may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any domestic bank or other company whose activities are deemed to be closely related to banking.

Dividend Restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of Chase that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Non-bank subsidiaries of Chase are not subject to such limitations. The amount of dividends that may be paid by a state member bank, such as Chase Bank, or by a national bank, such as Chase USA or Chase Texas, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency"). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits." See Note Seventeen on page 64 for the amount of dividends that Chase's principal bank subsidiaries could pay, during 1999, to their respective bank holding companies without the approval of their relevant banking regulators.

PART I

      In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including Chase and its bank and bank holding company subsidiaries, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

Capital Requirements: The Federal banking regulators have also adopted risk-based capital and leverage guidelines that require that Chase's capital-to-assets ratios meet certain minimum standards.

      The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers, Tier 1 Capital and Tier 2 Capital. For a further discussion of Tier 1 Capital and Tier 2 Capital, see Note Eighteen on page 64. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

      Banking organizations are required to maintain a Total Risk-Based Capital ratio (Total Capital to risk-weighted assets) of 8%, and a Tier 1 Capital ratio of 4%.

      The risk-based capital requirements explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution's overall capital adequacy. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities (such as Chase) to maintain capital for market risk in an amount calculated by using the banking organizations' own internal value-at-risk models (subject to parameters set by the regulators).

      In November 1997, the Federal banking agencies published for comment regulations to amend the risk-based capital requirements with respect to recourse arrangements and securitization transactions. In general, the proposal would amend the risk-based capital standards in order to treat recourse obligations and direct credit substitutes (such as letters of credit and spread accounts) consistently for risk-based capital purposes. The proposed amendments also set forth a multi-level approach to assessing capital requirements in certain asset securitizations.

      The Federal banking regulators have also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for strong bank holding companies (i.e., those rated composite 1 under the BOPEC rating system) and for bank holding companies that have implemented the Federal Reserve Board's risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels depending upon their particular condition, risk profile and growth plans.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") revised certain provisions of the Federal Deposit Insurance Act, as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by their Federal banking regulators, and requires the relevant Federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards.

      Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following capital categories when these ratios fall within the prescribed ranges:

                                                       Ratios
                                     -------------------------------------------
                                             Total      Tier 1      Tier 1
                                            Capital     Capital    Leverage
--------------------------------------------------------------------------------
                                                       At Least
                                     -------------------------------------------
Well Capitalized                              10%          6%          5%
Adequately Capitalized                         8%          4%          4%(a)
--------------------------------------------------------------------------------
                                                      Less Than
                                     -------------------------------------------
Undercapitalized                               8%          4%          4%(a)
Significantly Undercapitalized                 6%          3%          3%
--------------------------------------------------------------------------------
Critically Undercapitalized        Tangible equity to total assets of 2% or less
--------------------------------------------------------------------------------

(a) May be 3% in some cases.

      An institution may be treated as being in a capital category lower than that indicated based on other supervisory criteria.

      Supervisory actions by the appropriate Federal banking regulator will generally depend upon an institution's classification within the five categories. The regulations apply only to banks and not to bank holding companies, such as Chase; however, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on that guarantee.

PART I

      Under FDICIA only a "well capitalized" depository institution may, without prior regulatory approval, accept brokered deposits (e.g. deposits solicited by a bank's affiliates on its behalf), offer interest rates on deposits significantly higher than the prevailing rate in its market or "pass through" deposit insurance coverage to the participants of certain employee benefit plans.

      As of December 31, 1998, each of Chase's banking subsidiaries was "well capitalized".

FDIC Insurance Assessments: FDICIA also required the FDIC to establish a risk-based assessment system for FDIC deposit insurance. Under the FDIC's risk-based insurance premium assessment system, each depository institution is assigned to one of nine risk classifications based upon certain capital and supervisory measures and, depending upon its classification, is assessed insurance premiums on its deposits.

      Depository institutions insured by the Bank Insurance Fund ("BIF") are required to pay premiums ranging from 0 basis points to 27 basis points of domestic deposits. Each of Chase's banks, including Chase Bank, Chase USA and Chase Texas, currently qualifies for the 0 basis point assessment. All depository institutions must also pay an annual assessment so that the Financing Corporation ("FICO") may pay interest on bonds it issued in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment is 1.2 basis points of domestic deposits in the case of BIF-insured institutions such as Chase Bank, Chase USA and Chase Texas. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Insurance Funds Act.

Powers of the FDIC Upon Insolvency of an Insured Depository Institution: An FDIC-insured depository institution (such as Chase's bank subsidiaries) can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with such institution being in "default" or "in danger of default" (commonly referred to as "cross-guarantee" liability). "Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

      If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (i) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (ii) to enforce the terms of the depository institution's contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of those of Chase's subsidiaries that are insured depository institutions, such as Chase Bank, Chase USA and Chase Texas, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as "public noteholders") in the public markets.

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

      Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution.

      As a result of the provisions described above, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of Chase that is an insured depository institution, such as Chase Bank, Chase USA or Chase Texas, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

Other Supervision and Regulation: Under Federal Reserve Board policy, Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support the bank subsidiaries in circumstances where it might not do so absent such policy. Any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      The bank subsidiaries of Chase are subject to certain restrictions imposed by Federal law on extensions of credit to, and certain other transactions with, Chase and certain other affiliates and on investments in stock or securities of Chase and those affiliates. These restrictions prevent Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts.

PART I

      Chase's bank and non-bank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities. Chase Bank, as a New York State-chartered bank and state member bank, is subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. Chase's national bank subsidiaries, such as Chase USA and Chase Texas, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The operations of The Vista Funds, the mutual funds advised by Chase, including the means by which they may be distributed in the United States, are subject to regulation by the Securities and Exchange Commission ("SEC") and the Federal Reserve Board. The types of activities in which the foreign branches of Chase Bank and the international subsidiaries of Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

      Chase also conducts securities underwriting, dealing and brokerage activities through various broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. CSI, Chase's "Section 20" subsidiary, is also subject to the supervision and regulation of the Federal Reserve Board. In 1997, The Federal Reserve Board eliminated many of the "firewalls" that had been imposed upon
Section 20 subsidiaries, incorporating the remaining firewalls in a statement of operating standards, and increased the amount of a Section 20 subsidiary's gross revenues that may be derived from underwriting and dealing in "ineligible" securities (i.e., securities in which a national bank may not underwrite or deal) from 10% to 25%. The effect of these regulatory actions has been to enable CSI to operate more efficiently and expand its underwriting and dealing capabilities.

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

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, Chase has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give Chase's current expectations or forecasts of future events, circumstances or results. Chase's disclosure in this report, including in the MD&A section, contains forward-looking statements. Chase may also make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, Chase's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

      Any forward-looking statements made by or on behalf of Chase speak only as of the date they are made. Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature Chase may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K.

      All forward-looking statements, by their nature, are subject to risks and uncertainties. Chase's actual future results may differ materially from those set forth in Chase's forward-looking statements. Factors that might cause Chase's future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in our other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that Chase believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in Chase's reports to the SEC could also adversely affect Chase's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Business Conditions and General Economy. Chase is a leading provider of services in the global markets, global services, investment banking, private banking and national consumer businesses. The profitability of these businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad, particularly by a higher domestic interest rate environment, as well as by foreign and domestic trading market conditions. Such factors could also adversely affect the credit quality of Chase's on-balance sheet and off-balance sheet assets. An economic downturn or significantly higher interest rates could increase the risk that a greater number of Chase's customers would become delinquent on their loans or other obligations to Chase, or would refrain from securing additional debt. Further, a higher rate of delinquencies by customers or counterparties would result in a higher level of charge-offs and a higher level of provision for Chase, which could adversely affect Chase's income. See also "Factors Affecting Allowance for Credit Losses" below. In addition, a higher level of domestic interest rates could affect the amount of assets under management by Chase (for example, by affecting the flows of moneys to or from the mutual funds managed by Chase), impact the willingness of financial investors to participate in loan syndications and underwritings managed by Chase, adversely impact Chase's loan and deposit spreads and affect its domestic trading revenues.

PART I

Competition. Chase operates in a highly competitive environment and expects that competitive conditions will continue to intensify in the future. Technological advances, for example, have made it possible for non-depository institutions to offer customers automatic transfer systems and other automated payment systems services that have been traditional banking products. In addition, investment banks and insurance companies are competing in an increasing number of traditional banking businesses, including syndicated lending and consumer banking. Chase also expects competition to increase as a result of increased merger activity involving the financial services industry. Chase expects these mergers will produce larger, better capitalized companies offering a wide array of financial services and products. Chase believes these consolidation pressures may increase if legislation similar to H.R. 10, discussed below, is enacted into law. (See "Legislation" below.)

Foreign Operations; Trading in Foreign Securities. Chase does business throughout the world, including in developing regions of the world commonly known as emerging markets. Chase's businesses and revenues derived from foreign operations are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Chase also invests in the securities of corporations located in foreign jurisdictions, including emerging markets. Revenues from the trading of foreign securities may also be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because, generally, foreign trading markets, particularly in emerging markets countries, are smaller, less liquid and more volatile than U.S. trading markets.

Government Monetary Policies and Economic Controls. Chase's businesses and earnings are affected by general economic conditions, both domestic and international. Chase's businesses and earnings are also affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, foreign governments, and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by Chase. These actions of the Federal Reserve Board also determine to a significant degree the cost to Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond Chase's control. In addition, these policies and conditions can impact Chase's customers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to Chase.

Legislation. During 1998, H.R. 10, the "financial modernization bill," was passed by the House of Representatives and by the Senate Banking Committee. The bill, as approved by the House, would have permitted affiliation among banking, securities and insurance firms through a holding company structure, but would not allow wide-ranging affiliation between depository institutions and commercial entities. The Senate Banking Committee approved a modified version of H.R. 10. H.R. 10, however, did not pass the Senate before the closing of the 1998 congressional session. A modified version of H.R. 10 was introduced on the first day of the 1999 congressional session. If enacted during the 1999 congressional session, this legislation could substantially change the competitive environment in which Chase and its subsidiaries operate. Chase cannot predict at this time whether H.R. 10 or similar legislation will be enacted by Congress or the extent to which Chase and its subsidiaries may be affected by any such legislation.

Factors Influencing Year 2000 Readiness. Chase's estimates as to the cost to prepare for the Year 2000 are based on numerous assumptions regarding future events including, among others, the nature and amount of testing that may be required, expectations regarding third party modification plans and continued availability of trained personnel. Chase's operations or financial results could be materially adversely affected if vendors, service providers, customers or securities exchanges are unable to successfully implement their Year 2000 plans and continue their operations; if Chase is unsuccessful in identifying or fixing all Year 2000 problems in its critical operations; or if Chase is unable to retain the staff or third party consultants necessary to implement its Year 2000 plans at currently projected costs and timetables.

Factors Affecting Revenues. Chase's management categorizes the revenue components of Chase's operating income statement as either market-sensitive revenues or less market-sensitive revenues. Market-sensitive revenues are affected by many factors, including Chase's credit standing and its success in proprietary positioning, volatility in interest rates and in equity and debt markets, and the economic, political and business factors described above. Chases anticipates that its market-sensitive revenues will experience volatility from time to time as a result of these factors. Management also expects that less market-sensitive revenues will experience fluctuations from time-to-time and, accordingly, the annual growth rate of its less market-sensitive revenues may not continue to accelerate each and every year at the pace achieved during the past three years.

PART I

Factors Affecting Allowance for Credit Losses. Chase's allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, derivative and foreign exchange contracts and lending-related commitments. Estimating potential future losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries that alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements.

FOREIGN OPERATIONS

For geographic distributions of average assets, total revenue, total expense, income before income tax expense and net income, see Note Twenty-Four on page
72. For a discussion of foreign loans, see Note Four on page 55 and see the sections entitled "Commercial Loan Portfolio" and "Cross-Border Exposure" in the MD&A, on page 33, and "Cross-Border Outstandings," on page 85.

--------------------------------------------------------------------------------
ITEM 2: PROPERTIES
--------------------------------------------------------------------------------

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

      Chase also owns and occupies a 22-story bank and office building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space. In addition, Chase owns a 50-story building known as One New York Plaza in New York City which is leased to outside tenants. Chase has entered into a contract to sell One New York Plaza; the sale is expected to close in the second quarter of 1999.

      Chase built in 1992 and fully occupies a two-building complex known as Chase MetroTech Center in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, operations and product support functions.

     Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; and in Houston, Arlington, and El Paso, Texas.

      Chase occupies, in the aggregate, approximately 850,000 square feet of space in the United Kingdom. The most significant components of leased space in London are 250,000 square feet at 125 London Wall and 164,000 square feet at Thomas More Square. Chase also owns and occupies a 300,000 square foot operations center in Bournemouth.

      In addition, Chase and its subsidiaries occupy branch offices and other administrative and operational facilities throughout the United States and in foreign countries under various types of ownership and leasehold agreements.

      The majority of the properties occupied by Chase are used across all of Chase's business segments and for corporate activities.

--------------------------------------------------------------------------------
ITEM 3: LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Due to the nature of their businesses, Chase and its subsidiaries are subject to various threatened or filed legal actions from time to time. Some of these actions allege damages, or seek penalties or other relief, in very large amounts. On December 4, 1997, a judgment was entered on a jury verdict against The Chase Manhattan Bank in a lawsuit filed in the United States District Court for the Western District of Texas, 50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., et al. The plaintiff sought damages for an alleged conversion by the Bank of shares of common stock issued by the plaintiff that had been held in a custody account of the Bank for its customer, Banque Paribas (Suisse) S.A. The judgment awarded the plaintiff $10.6 million in compensatory and $138 million in punitive damages. Chase has filed an appeal with the Fifth Circuit Court of Appeals. The amount of any ultimate exposure in this litigation cannot be determined with certainty at this time. Chase does not expect the final outcome of any of its lawsuits, including the suit described above, to have a material adverse effect on its consolidated financial condition.

--------------------------------------------------------------------------------
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None.

PART I

--------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

                         Age                     Positions and offices held
Name                    (at December 31, 1998)   with Chase and Chase Bank
--------------------------------------------------------------------------------
Walter V. Shipley        63                      Chairman and Chief Executive
                                                 Officer of Chase and Chase
                                                 Bank, 1983-1992 and 1994 to the
                                                 present. From 1992 until
                                                 December 31, 1993, he had been
                                                 President of Chase and Chase
                                                 Bank. He has been a Director of
                                                 Chase and Chase Bank since
                                                 1982.

Thomas G. Labrecque      60                      President and Chief Operating
                                                 Officer of Chase and Chase Bank
                                                 since 1996, having served since
                                                 1990 as Chairman of the Board
                                                 and Chief Executive Officer of
                                                 heritage Chase. He had been a
                                                 Director of heritage Chase
                                                 since 1980 and became a
                                                 Director of Chase and Chase
                                                 Bank in 1996.

William B. Harrison Jr.  55                      Vice Chairman of the Board of
                                                 Chase and Chase Bank, and
                                                 responsible for Chase's Global
                                                 Bank businesses. He has been a
                                                 Director of Chase since 1991
                                                 and of Chase Bank since 1990.

Donald L. Boudreau       58                      Vice Chairman of Chase and
                                                 Chase Bank. He became
                                                 responsible for National
                                                 Consumer Services in December
                                                 1997 and before that had been
                                                 responsible for Chase's
                                                 consumer credit businesses.
                                                 Prior to the Merger, he was
                                                 Vice Chairman and a Director of
                                                 heritage Chase.

Marc J. Shapiro          51                      Vice Chairman of Chase and
                                                 Chase Bank, responsible for
                                                 finance and risk management.
                                                 Prior to July 1997, he was
                                                 Chairman and Chief Executive
                                                 Officer of Chase Bank of Texas,
                                                 National Association (formerly
                                                 Texas Commerce Bank, National
                                                 Association).

Joseph G. Sponholz       54                      Vice Chairman of Chase and
                                                 Chase Bank, responsible for
                                                 Chase Technology Solutions.
                                                 Prior to December 1997, he had
                                                 been Executive Vice President
                                                 and Chief Administrative
                                                 Officer of Chase.

John J. Farrell          46                      Director Human Resources of
                                                 Chase and Chase Bank. Prior to
                                                 the Merger, he held the same
                                                 position at heritage Chase
                                                 since 1993.

Frederick W. Hill        48                      Director Corporate Marketing
                                                 and Communications of Chase and
                                                 Chase Bank since September
                                                 1997. Before joining Chase, he
                                                 had been senior vice president,
                                                 communications and community
                                                 relations, for McDonnell
                                                 Douglas Corporation since 1995,
                                                 prior to which he headed the
                                                 communications function for
                                                 Westinghouse Electric
                                                 Corporation.

William H. McDavid       52                      General Counsel of Chase and
                                                 Chase Bank since 1988.

Unless otherwise noted, all of Chase's above-named executive officers have continuously held senior-level positions with Chase or its predecessor institutions, Chemical and heritage Chase, during the five fiscal years ended December 31, 1998. There are no family relationships among the foregoing executive officers.

PART II

--------------------------------------------------------------------------------
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The outstanding shares of Chase's common stock are listed on the New York Stock Exchange and the London Stock Exchange Limited. For the quarterly high and low prices of Chase's common stock on the New York Stock Exchange for the last two years, see the section entitled "Supplementary Data-Quarterly Financial Information (Unaudited)" on page 74. Chase declared quarterly cash dividends on its common stock in the amount of $.36 per share for each quarter of 1998 and $.31 per share for each quarter of 1997. At February 28, 1999, there were 82,635 holders of record of Chase's common stock.

      During the fourth quarter of 1998, shares of common stock of Chase were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933. Such shares of common stock were issued to retired directors who had deferred receipt of common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as well as to serving directors. These issuances amounted to 314 shares on October 1, 1998, and 4,830 shares on December 1, 1998.

--------------------------------------------------------------------------------
ITEM 6: SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

For five-year selected financial data, see "Selected Financial Data (Unaudited)" on page 75.

--------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears on pages 18 through 43.

--------------------------------------------------------------------------------
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

For information related to market risk, see the Market Risk Management section on pages 36 through 39, Note One on page 49 and Note Nineteen on page 65.

--------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated January 19, 1999 thereon, appear on pages 44 through 74.

      Supplementary financial data for each full quarter within the two years ended December 31, 1998 is included on page 74 in the table entitled "Supplementary Data-Quarterly Financial Information (Unaudited)". Also included is a "Glossary of Terms" on page 76.

--------------------------------------------------------------------------------
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
PART III
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF CHASE
--------------------------------------------------------------------------------

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

See Item 13 below.

--------------------------------------------------------------------------------
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

See Item 13 below.

--------------------------------------------------------------------------------
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Information related to Chase's Executive Officers is included on page 7. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to Chase's definitive proxy statement for the annual meeting of stockholders, to be held May 18, 1999, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of Chase's 1998 fiscal year.

PART IV

--------------------------------------------------------------------------------
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

       The consolidated financial statements, the notes thereto and the report thereon listed in Item 8 are set forth commencing on page 44.

2.     Financial Statement Schedules

       None.

3.     Exhibits

3.1 Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-07941) of The Chase Manhattan Corporation).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (File No. 333-56573) of The Chase Manhattan Corporation).

3.3 Certificate of Designations of Fixed/Adjustable Rate, Noncumulative Preferred Stock of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-56573) of The Chase Manhattan Corporation).

3.4 By-laws, as amended as of March 17, 1998, of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit
       4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
       Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1) .

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

PART IV

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

4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

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

4.8 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945)

10.10 Long Term Incentive Program of Manufacturers Hanover Corporation (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.11 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.12 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated by reference to Exhibit 10W to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945)

10.13 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.16  Permanent Life Insurance Options Plan (incorporated by reference to
       Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1 -5805).

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

PART IV

10.19 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

10.20 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945)

10.21 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

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

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.

       The Chase Manhattan Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of The Chase Manhattan Corporation and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of The Chase Manhattan Corporation and its subsidiaries on a consolidated basis. In addition, The Chase Manhattan Corporation hereby agrees to file with the Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8 and 4.9 to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Footnote Six of the Notes to Consolidated Financial Statements on page 56.

(b)   REPORTS ON FORM 8-K

      o A Current Report on Form 8-K dated October 20, 1998 was filed on October 23, 1998 setting forth The Chase Manhattan Corporation's financial results for the third quarter of 1998.

      o A Current Report on Form 8-K dated November 17, 1998 was filed on November 18, 1998 announcing the authorization by the Board of Directors of The Chase Manhattan Corporation of Chase's repurchase of net $3 billion of its common stock.

      o A Current Report on Form 8-K dated December 16, 1998 was filed on December 16, 1998 announcing certain expectations regarding 1998 fourth-quarter earnings.

                              Pages 13-16 Not Used

Financial Section
Table of Contents


Management's Discussion and Analysis:

18     Overview

19     Management Performance Measurements

19     Lines of Business Results
           Global Bank
           National Consumer Services
           Chase Technology Solutions
           Corporate

23     Results of Operations
           Market-Sensitive Revenue
           Less Market-Sensitive Revenue
           Noninterest Expense
           Credit Costs
           Income Taxes

29     Risk Management

29     Credit Risk Management
         Credit-Related Portfolio
         Consumer Loan Portfolio
         Commercial Loan Portfolio
         Cross-Border Exposure
         Derivative and Foreign Exchange Contracts
         Allowance for Credit Losses

36     Market Risk Management

40     Liquidity Risk Management
         Liquidity
         Capital

41     Operating Risk Management
         EMU
         Year 2000

43     Accounting and Reporting Developments

43     Comparison between 1997 and 1996

Audited Financial Statements:

44     Management's Report on Responsibility for
        Financial Reporting

44     Report of Independent Accountants

45     Consolidated Financial Statements

49     Notes to Consolidated Financial Statements

Supplementary Data:

74     Quarterly Financial Information

75     Selected Financial Data

76     Glossary of Terms

Management's Discussion and Analysis

The Chase Manhattan Corporation

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

For the year ended December 31,                                     Over/(Under)
(in millions, except per share and ratio data)   1998        1997          1997
--------------------------------------------------------------------------------
Operating Basis(a)
Operating Revenue                             $19,824     $17,699         12%
Operating Earnings                              4,016       3,849          4
Diluted Earnings Per Share                       4.51        4.17          8
Return on Average Common Equity                  18.4%       19.5%      (110)bp
Efficiency Ratio                                   54          55       (100)bp
Shareholder Value Added                       $ 1,406     $ 1,393          1%
--------------------------------------------------------------------------------
Reported Basis
Net Income                                    $ 3,782     $ 3,708          2%
Diluted Net Income Per Share                     4.24        4.01          6
Return on Average Common Equity                  17.3%       18.7%      (140)bp
--------------------------------------------------------------------------------

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. See page 19 for further discussion.

bp-   Denotes basis points; 100 bp equals 1%.

Diluted operating earnings per share for full year 1998 increased to $4.51 from $4.17 in 1997. Operating earnings rose to $4.02 billion from $3.85 billion in 1997. Reported net income for the full year was $3.78 billion, compared with $3.71 billion in 1997.

      Operating highlights for 1998 included:

o     Revenues rose 12%, with all three franchises showing double-digit growth.

o     Diluted earnings per share increased 8%.

o     Chase's Tier 1 Capital ratio rose to 8.3% from 7.9% last year.

o     Shareholder Value Added of $1.4 billion.

      Chase's record performance was achieved during one of the most challenging periods for the financial services industry in recent years. Driving these results were the strength and diversity of Chase's business franchises and a disciplined approach to risk, capital and expense management.

Franchise Strength and Diversity: Chase's leadership positions and product range are key to sustaining consistent growth trends. Despite unusually volatile financial markets in 1998, most Chase businesses experienced double-digit revenue growth for the year. Chase's National Consumer Services and Global Services businesses, which tend to be less market sensitive, grew 12% and 14%, respectively, while the Global Bank's revenue increased 10%, reflecting Chase's product diversity even within its lines of business. For example, Global Markets revenues increased 16% as strong foreign exchange results offset weakness in emerging markets. Similarly, Global Investment Banking revenues grew 24%, as loan syndication volume rose sharply even as high yield trading income decreased amid market concerns.

Financial Discipline: In managing costs, Chase keeps to the principles of spending to support revenue growth, pacing investments appropriately and looking to productivity initiatives to fund investments. This approach to expense management led to the plan, announced in March 1998, to save $460 million per year by streamlining and redesigning business support functions and selectively redeploying savings to growth opportunities. Over the past year, Chase's efficiency ratio continued to improve, reaching 54% for 1998 compared with 55% last year.

      In early 1998, Chase implemented Shareholder Value Added ("SVA") as Chase's primary measure for financial performance. SVA rewards financial discipline in capital management, expense management and risk management. The adoption of SVA contributed to the reduction in the growth rate in risk-weighted assets from 15% in 1997 to 1% in 1998. Since equity capital increased 10% from year-end 1997 levels, Chase's Tier 1 Capital ratio increased from 7.9% in 1997 to 8.3% in 1998, ending the year above Chase's stated target of 8% to 8.25%.

      In November, Chase announced a $3 billion net share buyback program that began in January 1999. Capital generated in excess of the target Tier 1 Capital ratio will be used to purchase Chase's common stock or for future reinvestment and acquisition opportunities.

Risk Management: Chase's risk management practice helped differentiate 1998 financial performance. Risk management is an evolving practice, fully integrated into Chase's financial measurements through SVA. Lessons learned in Chase's trading businesses in late 1997 impacted Chase's approach to market risk management in 1998, encouraging an emphasis on stress testing that helped Chase achieve record trading revenues during 1998's challenging environment. Chase's credit risk management focused on reducing cross-border exposure. Compared with year-end 1997 levels, Chase's exposures to emerging markets in Latin America and Asia, excluding Japan, Australia and New Zealand, declined 34%.


                           [Graph 1 - See Appendix I]

This Management's Discussion and Analysis contains certain forward-looking statements, including without limitation, statements related to credit, market and operating risk. These forward-looking statements are subject to risks and uncertainties and Chase's actual results may differ materially from those included in these statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 76 for a definition of certain terms used in this annual report.

--------------------------------------------------------------------------------
MANAGEMENT PERFORMANCE MEASUREMENTS
--------------------------------------------------------------------------------

Described below are the concepts and basis of presentation that management uses to measure and evaluate business unit profitability.

Shareholder Value Added: Chase defines SVA as cash operating earnings (operating earnings excluding the impact of amortization of goodwill and certain intangibles) minus preferred dividends and an explicit charge for capital. The capital charge is the return required by shareholders for the use of their capital multiplied by the amount of economic risk-based capital attributed to each business unit. Chase currently assesses its cost of equity capital at 13%.

      The concept of SVA measures the incremental return generated by Chase businesses above that required by Chase's shareholders. If new capital can be employed over time at a return in excess of 13%, or if activities or assets that do not return 13% on capital can be eliminated, SVA will increase. SVA explicitly highlights the trade-offs for employing capital in the business units versus returning capital to shareholders. Management measures business units on their contribution to long-term growth in SVA.

Operating Basis: Management evaluates Chase's financial performance on an operating basis as well as on the basis reported under generally accepted accounting principles. Results on an operating basis exclude the impact of special items, restructuring costs and credit card securitizations. Special items are viewed by management as those revenue and expense transactions that are not part of Chase's normal day-to-day business operations or are unusual in nature thereby impacting management's analysis of trends. For example, special items include gains or losses on disposition of significant non-strategic assets, significant prior years' interest related to current year's tax refunds, or infrequent charges such as accelerated vesting of employee stock-based incentive awards.

      In a credit card securitization, Chase takes a portion of its receivables and packages them into securities. Securitizations change Chase's status from that of a lender to that of a servicer. The securitization of credit card receivables does not significantly affect Chase's reported net income; however, it affects the manner in which amounts are classified in the Consolidated Statement of Income. When measuring "operating performance" management excludes the impact of credit card securitizations.

      In discussing Chase's operating results, management uses the term "operating" when describing an amount that affects the income statement and the term "managed" when describing an amount that affects the balance sheet.

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

Chase's businesses are organized into three major franchises:

o     Global Bank,

o     National Consumer Services ("NCS"), and

o     Chase Technology Solutions ("CTS"), which includes Global Services.

      Chase allocates equity to its business units utilizing an economic risk-based capital methodology. This methodology quantifies credit, market and operating risks within each business unit and allocates capital accordingly. Chase's allocated capital at the line of business level also incorporates a "leverage capital tax" on managed assets and some off-balance sheet instruments. This tax recognizes the need for Chase to maintain certain capital ratios to meet bank regulatory definitions of "well-capitalized." Also, businesses have been allocated capital equal to one hundred percent of any goodwill and certain intangibles generated through acquisitions.

      Lines of business results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. During 1998, refinements have been made to the methodology for the allocation of capital to the various lines of business. Prior periods have been restated to reflect these changes.

      The table below provides summary financial information on an operating basis for the three major franchises. The discussion that follows the table focuses on business unit performance within these franchises. See Note Twenty-Three for further disclosure of Chase's business segments.

LINES OF BUSINESS RESULTS
                                               Global Bank                          National Consumer Services
Year Ended December 31,           --------------------------------------      ----------------------------------------
(in millions, except ratios)           1998       Over/(Under) 1997                1998       Over/(Under) 1997
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                   $  9,298     $  826        10%              $  8,203     $    862        12%

Cash Operating Earnings                2,855        283        11                  1,265          137        12

Average Common Equity                 13,924        935         7                  6,381        1,121        21

Average Managed Assets               267,227      6,418         2                106,703       11,439        12

Shareholder Value Added                  985        215        28                    409            9         2

Cash Return on Common Equity            20.1%        --       110bp                 19.4%          --      (120)bp

Cash Efficiency Ratio                     47         --        --                     49           --      (200)
----------------------------------------------------------------------------------------------------------------------

                                             Global Services                                 Total(a)
Year Ended December 31,           --------------------------------------      ----------------------------------------
(in millions, except ratios)         1998       (Under)/Over 1997              1998           (Under)/Over 1997
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                   $  2,667     $  326        14%              $ 19,824     $  2,125        12%

Cash Operating Earnings                  496         73        17                  4,277          256         6

Average Common Equity                  1,879        192        11                 21,328        2,500        13

Average Managed Assets                10,386        983        10                391,222       20,323         5

Shareholder Value Added                  243         55        29                  1,406           13         1

Cash Return on Common Equity            26.0%        --       180bp                 19.6%          --       (80)bp

Cash Efficiency Ratio                     70         --      (100)                    53           --      (100)
----------------------------------------------------------------------------------------------------------------------

(a) Total column includes Corporate results. See description of Corporate results on page 23.

bp-   Denotes basis points; 100 bp equals 1%.

Management's Discussion and Analysis

The Chase Manhattan Corporation


GLOBAL BANK

Global Bank combines the strengths of a leading commercial bank and a leading investment bank to meet the needs of corporations, institutions, governments and wealthy individuals around the world. With operations in approximately 50 countries, including major operations in all key international financial centers, Global Bank integrates a broad range of leading product capabilities, industry knowledge and geographic reach to produce superior customer solutions.

      Global Bank operating revenues in 1998 rose $826 million, or 10%, due to higher investment banking fees, strong growth in most global markets activities and private equity gains, despite unusually high volatility in financial markets during the second half of 1998. Cash operating earnings and SVA for 1998 increased $283 million and $215 million, respectively.

      The following table sets forth certain key financial performance measures of the businesses within Global Bank.


                           [Graph 2 - See Appendix I]


                                                  1998                                   Over/(Under) 1997
                                 ----------------------------------            --------------------------------------

                                                  Cash        Cash                                Cash          Cash
Year Ended December 31,          Operating   Operating  Efficiency             Operating     Operating    Efficiency
(in millions, except ratios)      Revenues    Earnings       Ratio              Revenues      Earnings         Ratio
---------------------------------------------------------------------------------------------------------------------
Global Markets                      $3,621      $1,231          47%                   16%           21%       (100)bp

Global Investment Banking            1,258         321          57                    24            19         200

Corporate Lending                    1,421         503          26                     5             5          --

Chase Capital Partners                 826         449          13                    10             9          --

Global Private Bank                    673         143          63                     6             4          --

Middle Markets                         785         174          55                    (4)          (13)        500

Chase Texas (consolidated)           1,577         433          54                    16            25        (400)
---------------------------------------------------------------------------------------------------------------------

bp-   Denotes basis points; 100 bp equals 1%.

Global Markets: Global Markets' activities are diverse, by product and geography, and encompass the trading and sale of foreign exchange, derivatives, fixed income securities and commodities. Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets, and is a recognized world leader in such key activities as foreign exchange, interest rate derivatives and emerging markets debt. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for managing Chase's interest rate risk exposures and investment securities activities. Treasury results are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items.

      Trading-related revenue for 1998 was $2.2 billion, an increase of 12% from 1997, despite difficult market conditions that spread from emerging markets to many developed markets. Results reflect strong performance across traditional products, including foreign exchange, and newer businesses, such as credit and equity derivatives, and high-grade bonds. Securities gains realized during 1998 were $609 million, representing a portion of the increased value in Chase's available-for-sale ("AFS") investment portfolio, which is managed as part of Chase's overall market risk management process. In 1998, the total return (pretax before expenses) from interest rate risk management activities amounted to $523 million, compared with $502 million in 1997.

                           [Graph 3 - See Appendix I]


Global Investment Banking: Global Investment Banking ("GIB") advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Chase's corporate finance client base is extensive and is managed through global client industry groups that include chemicals, financial institutions, healthcare, insurance, media and telecommunications, multinationals, natural resources, oil and gas, power and environmental, real estate, sports advisory and finance, transportation and broker/dealers. The product offerings encompass syndicated finance, high yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase is the largest lead manager of U.S. corporate debt, with a major presence in both public and private debt markets, and has built a strong presence in the advisory arena by leveraging debt market leadership with an integrated approach to clients' financial solutions.

      GIB operating revenues in 1998 increased by $247 million, or 24%, to $1,258 million when compared with 1997, reflecting strong growth in loan syndications, merger and acquisition advisory services and high yield securities underwriting, offset by lower revenue from high yield debt trading.

Corporate Lending: Corporate Lending provides credit and lending services to clients globally within a strategy that emphasizes origination for distribution. An active portfolio management effort is an integral part of corporate lending activities and is focused on managing concentrations by product, borrower, risk grade, industry and geography. The introduction of the use of SVA for product and customer decisions resulted in higher spreads on retained assets and the disposition of less attractive loans. Management expects to continue to manage commercial loans for shareholder value rather than revenue growth. Revenues and cash operating earnings each increased 5% for 1998 when compared with 1997.

Chase Capital Partners: Chase Capital Partners ("CCP") is one of the largest global private equity organizations with approximately $7.2 billion under management, including $4.3 billion in direct equity and equity-related investments and $1.3 billion in fund investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and, to a lesser extent, abroad. During 1998, CCP's direct investments totaled approximately $1.7 billion in 120 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $0.9 billion in over 100 direct investments during 1997. For 1998, cash operating earnings rose $38 million, or 9%, to $449 million reflecting CCP's accelerated pace of investment activities over the last several years.

Global Private Bank: The Global Private Bank serves a global client base of high net worth individuals and families, offering a full range of private banking services as well as access to the broad product capabilities of the Global Bank. Services include a full range of integrated private banking capabilities, investment management, global capital market products and services, risk management, alternative investments such as private equity funds, trust and estate planning, global custody, mutual funds, credit and banking, and philanthropic advisory services. Earnings for 1998 were driven by a 6% growth in revenues, reflecting strong growth in fee income, primarily related to double-digit growth in private client trust and investment management activities, a more than doubling of alternative investment revenues and double-digit growth in banking services fees. Lower levels of growth in Asia and selected European markets offset these strong growth trends.

Middle Markets: Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is the market leader in the New York metropolitan tri-state area where it has relationships with 48% of middle market companies and is lead bank for 21% of these companies. Cash operating earnings decreased $27 million in 1998 when compared with 1997 reflecting lower spreads and an increase in expenses.

Chase Texas: Chase Texas is the primary bank for more large corporations and middle market companies than any other bank in Texas. Chase Texas also maintains a strong consumer banking presence in key Texas markets through its 124 locations. Additionally, Chase Texas is the largest bank for personal and corporate trust services in the southwest. Operating revenues increased 16% for 1998 when compared with 1997, reflecting increased corporate finance fees, higher loan and deposit volumes, and securities gains. The above discussion reflects the consolidated results for Chase Texas. The lines of business results for the global bank portion of Chase Texas are reported in the Global Bank lines of business results. The consumer- and global services-related results for Chase Texas are reported as part of NCS and CTS lines of business results, respectively.

Management's Discussion and Analysis

The Chase Manhattan Corporation


NATIONAL CONSUMER SERVICES

National Consumer Services serves more than 30 million customers nationwide offering a wide variety of financial products and services through a diverse array of channels. Characterized by significant scale, and operating under the strong Chase brand, NCS combines nationwide presence with a leading consumer and small business banking franchise in the New York metropolitan tri-state region and key Texas markets. NCS's strategy is driven by information technology, which provides insights into customer behavior, requirements and preferences, and enables the franchise to develop financial solutions that best meet customer needs.

      Cash operating earnings for 1998 increased $137 million or 12% over 1997. Revenue growth of 12% contributed to the increase in cash operating earnings and reflects higher revenues and volumes across all of NCS's businesses. SVA was relatively flat compared with 1997, despite a strong improvement in the fourth quarter, due to an increased capital allocation to NCS as a result of acquired portfolios.

      The following table sets forth certain key financial performance measures of the businesses within NCS.

                                                  1998                                   Over/(Under) 1997
                                 ----------------------------------            -------------------------------------

                                                  Cash        Cash                                Cash          Cash
Year Ended December 31,          Operating   Operating  Efficiency             Operating     Operating    Efficiency
(in millions, except ratios)      Revenues    Earnings       Ratio              Revenues      Earnings         Ratio
--------------------------------------------------------------------------------------------------------------------
Chase Cardmember Services           $3,913      $  461          34%                   17%          21%       (300)bp

Regional Consumer Banking            2,337         382          70                     3            4          --

Chase Home Finance                   1,029         264          52                    11           16          --

Diversified Consumer Services          846         144          53                    17           21          --
--------------------------------------------------------------------------------------------------------------------

bp-   Denotes basis points; 100 bp equals 1%.

Chase Cardmember Services: Chase Cardmember Services ("CCS") ranks as the fourth-largest bank card issuer in the United States with $32 billion of managed receivables at the end of 1998. CCS also includes the results of Chase's international consumer business, which includes Chase Manhattan Card Company Limited, the third-largest credit card issuer in Hong Kong (which became wholly owned in 1998), as well as consumer banking activities in Hong Kong, Panama and the Eastern Caribbean. CCS's operating revenues for 1998 were $3,913 million, a $580 million or 17% increase from 1997, reflecting acquired portfolios, pricing initiatives, increased co-branded activities and higher levels of consumer card usage. Cash operating earnings were $461 million in 1998, an increase of 21%, reflecting revenue growth and a significant improvement in efficiency, partially offset by increased charge-offs related to a credit card portfolio acquired in late 1997 as well as higher investment spending.

Regional Consumer Banking: Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It is also a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through their choice of distribution channels, including the largest branch and proprietary ATM networks in the New York metropolitan region, plus state-of-the-art telephone, PC and Internet services. For 1998, cash operating earnings were 4% higher when compared with 1997, reflecting growth in deposits and increased small business lending, offset in part by the cost of technology-related investments, particularly within Chase Texas' retail businesses.

Chase Home Finance: Chase Home Finance serves more than 2 million customers nationwide and is the third-largest originator and servicer of residential mortgage loans in the U.S. It is also a leading provider of home-equity secured lending and manufactured housing financing. During 1998, Chase Home Finance operated at peak origination levels, generating $85 billion in residential first-mortgage loans, home-equity and manufactured housing financing, an increase of 98% compared with 1997 activity. Chase's servicing portfolio increased 21% and totaled $213 billion at December 31, 1998. Cash operating earnings increased 16% in 1998, when compared with 1997. Operating revenues rose 11% in 1998 due to record origination volume and a strong housing market in the U.S. Offsetting revenues somewhat was a higher level of amortization of mortgage servicing rights, as low interest rates encouraged higher mortgage prepayments.


                           [Graph 4 - See Appendix I]

Diversified Consumer Services: Diversified Consumer Services ("DCS") is the largest bank originator of auto loans and leases in the United States and a leading provider of student loans and unsecured consumer lending. In addition to its financing activities, DCS offers brokerage services and investment products nationwide and is one of the most diversified bank insurance providers in the U.S. During 1998, auto finance originations were strong, increasing 16%, when compared with 1997 levels, to $12.5 billion. At December 31, 1998, Chase Auto Finance had $22.5 billion in managed loans and $16.5 billion in balance sheet receivables. Cash operating earnings for DCS rose 21% in 1998, driven by the strong growth in auto finance and by higher revenues in Chase's investment and insurance businesses.

CHASE TECHNOLOGY SOLUTIONS

Chase Technology Solutions is composed of Chase's Global Services businesses, Information Technology and Operations, and Electronic Commerce initiatives. Global Services is a leading provider of information and transaction services globally and includes custody and other investor services, treasury and cash management, trade finance, debt, agency and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $5.0 trillion in assets and serviced over $3.0 trillion in outstanding debt at December 31, 1998. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume. During 1998, Global Services made several strategic acquisitions of large custody and fiduciary services businesses, which will leverage Chase's scale in a consolidating market.

      For 1998, cash operating earnings increased $73 million or 17% from the same 1997 period. SVA for Global Services increased $55 million in 1998. Revenue growth was strong across all three businesses within Global Services (Chase Treasury Solutions, Global Investor Services and Capital Markets Fiduciary Services), rising 14% overall, due in part to higher operating volumes from portfolio acquisitions. Earnings also benefited from continued productivity gains, tempered by technology investments related to preparations for Year 2000 and European Monetary Union ("EMU") initiatives.

CORPORATE

Corporate includes Chase's Global Asset Management and Mutual Funds business, which provides investment management for institutional investors globally and manages the Chase Global Mutual Funds. Total assets under management amounted to $190 billion at December 31, 1998.

      Corporate also includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual credit provision and tax expense. For 1998, Corporate had a cash operating loss (including the non-Global Services portion of CTS) of $339 million reflecting funding charges on unallocated balance sheet items and residual provision for loan losses. This compares to a lower cash operating loss of $102 million in 1997 reflecting an overallocation of the credit provision to the business franchises.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following section provides a discussion of Chase's results of operations as reported under generally accepted accounting principles as well as on an operating basis that is used by management in measuring Chase's financial performance.

      To further facilitate its analysis of Chase's financial results, management categorizes revenue components as market-sensitive revenues or as less market-sensitive revenues. Market-sensitive revenues include trading revenues (including trading-related net interest income), investment banking fees, securities gains and private equity gains. The remaining revenue components of the income statement are categorized as less market-sensitive revenue.

      The following table provides a reconciliation between Chase's results as reported in its Consolidated Financial Statements and as presented on an operating basis.

Management's Discussion and Analysis

The Chase Manhattan Corporation


                                                                              1998
                                          -----------------------------------------------------------------------
Year Ended December 31,                   Reported         Credit         Credit        Special         Operating
(in millions, except per share data)       Results(a)       Costs(b)        Card(c)       Items(d)          Basis
-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Market-Sensitive Revenue:
  Investment Banking Fees                 $  1,502       $     --        $    --       $     --          $  1,502
  Trading-Related Revenue(e)                 2,160             --             --             --             2,160
  Provision for Risk Mgmt. Inst.(f)           (211)           211             --             --                --
  Securities Gains                             609             --             --             --               609
  Private Equity Gains                         967             --             --             --               967
-----------------------------------------------------------------------------------------------------------------------
Market-Sensitive Revenue                     5,027            211             --             --             5,238
-----------------------------------------------------------------------------------------------------------------------
Less Market-Sensitive Revenue:
  Net Interest Income                        7,855             --          1,460           (191)(g)         9,124
  Trust, Custody and Inv. Mgmt. Fees         1,543             --             --             --             1,543
  Credit Card Revenue                        1,474             --           (299)            --             1,175
  Fees for Other Financial Services          2,093             --             --             --             2,093
  Other Revenue                                664             --            (13)            --               651
-----------------------------------------------------------------------------------------------------------------------
Less Market-Sensitive Revenue               13,629             --          1,148           (191)           14,586
-----------------------------------------------------------------------------------------------------------------------
Total Revenue                               18,656            211          1,148           (191)           19,824
-----------------------------------------------------------------------------------------------------------------------
Noninterest Expense                         10,854             (5)            --            (37)(i)        10,812
-----------------------------------------------------------------------------------------------------------------------
Operating Margin                             7,802            216          1,148           (154)            9,012
Credit Costs                                 1,343            216          1,148             --             2,707
-----------------------------------------------------------------------------------------------------------------------
Income Before Restructuring Costs            6,459             --             --           (154)            6,305
Restructuring Costs                            529             --             --           (529)               --
-----------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense             5,930             --             --            375             6,305
Tax Expense                                  2,148             --             --            141             2,289
-----------------------------------------------------------------------------------------------------------------------
Net Income                                $  3,782       $     --        $    --       $    234          $  4,016
-----------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic                                     $   4.35                                                       $   4.63
Diluted                                       4.24                                                           4.51
-----------------------------------------------------------------------------------------------------------------------

                                                                             1997
                                          ----------------------------------------------------------------------
Year Ended December 31,                   Reported        Credit         Credit        Special         Operating
(in millions, except per share data)       Results(a)      Costs(b)        Card(c)       Items(d)          Basis
----------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Market-Sensitive Revenue:
  Investment Banking Fees                 $  1,136      $     --       $     --       $     --          $  1,136
  Trading-Related Revenue(e)                 1,936            --             --             --             1,936
  Provision for Risk Mgmt. Inst.(f)             --            --             --             --                --
  Securities Gains                             312            --             --             --               312
  Private Equity Gains                         831            --             --             --               831
----------------------------------------------------------------------------------------------------------------
Market-Sensitive Revenue                     4,215            --             --             --             4,215
----------------------------------------------------------------------------------------------------------------
Less Market-Sensitive Revenue:
  Net Interest Income                        7,640            --          1,253             --             8,893
  Trust, Custody and Inv. Mgmt. Fees         1,307            --             --             --             1,307
  Credit Card Revenue                        1,088            --           (233)            --               855
  Fees for Other Financial Services          1,983            --             --             --             1,983
  Other Revenue                                575            --            (27)          (102)(h)           446
----------------------------------------------------------------------------------------------------------------
Less Market-Sensitive Revenue               12,593            --            993           (102)           13,484
----------------------------------------------------------------------------------------------------------------
Total Revenue                               16,808            --            993           (102)           17,699
----------------------------------------------------------------------------------------------------------------
Noninterest Expense                          9,902           (12)            --           (135)(i)         9,755
----------------------------------------------------------------------------------------------------------------
Operating Margin                             6,906            12            993             33             7,944
Credit Costs                                   804            12            993             --             1,809
----------------------------------------------------------------------------------------------------------------
Income Before Restructuring Costs            6,102            --             --             33             6,135
Restructuring Costs                            192            --             --           (192)               --
----------------------------------------------------------------------------------------------------------------
Income Before Income Tax Expense             5,910            --             --            225             6,135
Tax Expense                                  2,202            --             --             84             2,286
----------------------------------------------------------------------------------------------------------------
Net Income                                $  3,708      $     --       $     --       $    141          $  3,849
----------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic                                     $   4.15                                                      $   4.32
Diluted                                       4.01                                                          4.17
----------------------------------------------------------------------------------------------------------------

(a) Represents results as reported in Chase's financial statements, except that revenues are categorized between market-sensitive and less market-sensitive revenues and restructuring costs have been separately displayed.
(b) Credit Costs reclasses - For purposes of operating basis presentation, the provision for risk management instrument credit losses is reclassified from noninterest revenue to credit costs and foreclosed property expense is reclassified from noninterest expense to credit costs.
(c) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that would previously have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue (credit card revenue and other revenue).
(d)   Includes restructuring costs and special items.
(e) Includes trading-related net interest income, which is reported in the net interest income caption in the Consolidated Statement of Income.
(f)   Denotes Provision for Risk Management Instrument Credit Losses.
(g)   Interest income resulting from the refund of prior years' taxes.
(h) Includes $58 million gain on the sale of Chase's remaining interest in CIT Group Holdings, Inc. ("CIT") and $44 million gain on the sale of a partially-owned foreign investment.
(i) Costs incurred for the accelerated vesting of stock-based incentive awards.

MARKET-SENSITIVE REVENUE

Chase defines market-sensitive revenues as investment banking fees, trading-related revenue (including trading-related net interest income), securities gains and private equity gains. These revenues are, in management's view, typically more sensitive to changes in general market conditions than those revenue components management considers as less market-sensitive revenue. While components of market-sensitive revenues experience volatility (particularly on a quarter-to-quarter basis), over the past ten years total market-sensitive revenue has increased at a compound annual growth rate ("CAGR") of 14% and has exhibited limited annual volatility around the regression trendline.


                           [Graph 5 - See Appendix I]

      For 1998, market-sensitive revenues increased 24% over 1997, reflecting double-digit increases across all categories despite difficult market conditions in the 1998 third quarter. A discussion of the components within market-sensitive revenue is presented below.

Investment Banking Fees

Investment banking fees for the year rose 32% to $1.50 billion in 1998. These results reflect growth in loan syndications, merger and acquisition advisory services and high grade and high yield underwriting fees. During 1998, Chase acted as book manager for approximately $336 billion of U.S. corporate debt (including $271 billion of syndicated credit facilities and $65 billion of corporate debt securities), and advised on merger and acquisition transactions totaling $179 billion in transaction volume, reflecting Chase's large client base and strong distribution network.

Trading-Related Revenue

Trading-related revenue, which includes trading-related net interest income, increased $224 million or 12% from 1997, primarily the result of strong performance across traditional products, particularly foreign exchange.

Year Ended December 31, (in millions)                         1998          1997
--------------------------------------------------------------------------------
Trading Revenue - Reported                                  $1,449        $1,323
Net Interest Income Impact(a)                                  711           613
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $2,160        $1,936
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                                $  695        $  704
  Foreign Exchange Contracts(b)                                963           790
  Debt Instruments, Equities and Commodities(b)                502           442
--------------------------------------------------------------------------------
Total Trading-Related Revenue                               $2,160        $1,936
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

      The growth in foreign exchange revenue reflected strong results across a broad spectrum of currencies, with particular emphasis on the Asian markets where volatility was high. The slight decrease in revenue from interest rate contracts was mainly due to weaker results in the U.S., especially in several structured products. Debt instruments and other revenue benefited from growth in newer businesses, such as credit and equity derivatives, and high grade bonds, offset by continued weakness in emerging markets activities.

Securities Gains

Securities gains realized in 1998 were $609 million, increasing $297 million from last year. These gains were largely from sales of U.S. Government and agency securities which benefited, particularly during the third quarter of 1998, from the move by investors into safer investments, such as U.S. Treasuries, amid adverse market conditions. Unrealized gains in Chase's available-for-sale securities portfolio were approximately $600 million, before taxes, at December 31, 1998, an increase from approximately $150 million, before taxes, at mid-year 1998.

Private Equity Gains

Private equity gains include income from a wide variety of investments in the United States and, to a lesser extent, abroad. The equity investment portfolio rebounded sharply during the fourth quarter of 1998 from the adverse market conditions that slowed the pace of revenues in the 1998 third quarter. Full year revenues of $967 million increased 16% over 1997, also reflecting favorable conditions in the first half of 1998 and the benefit of Chase's accelerated pace of investment activities over the last several years.

LESS MARKET-SENSITIVE REVENUE

The less market-sensitive revenue captions are generally subject to less market volatility than market-sensitive revenues. However, certain components within less market-sensitive revenue are subject to market volatility, particularly assets that are held-for-sale and are accounted for on either a mark-to-market basis or lower-of-cost-or-market basis.

      Over the past 10 years, less market-sensitive revenues have increased at a CAGR of 3%; however, Chase has experienced an acceleration of this growth rate, as evidenced by annual growth of 6% in 1996, 6% in 1997 and 8% in 1998. The increase from 1997 is primarily the result of higher trust, custody and investment management fees and credit card revenue.

      A discussion of the components within less market-sensitive revenue is presented below.

Net Interest Income

Reported net interest income was $8.57 billion in 1998, an increase of 4% from 1997. The improvement from 1997 reflects $191 million of interest income resulting from the refund of prior years' taxes, partially offset by ongoing credit card securitizations (which removed higher-yielding credit card loans from the balance sheet) and the impact of generally narrower loan spreads.

      Included within the results reported in Chase's financial statements is trading-related net interest income of $711 million, up 16% from the prior year. For purposes of internal analysis, management combines trading-related net interest income with trading revenue, as discussed under the Trading-Related Revenue caption in the Market-Sensitive Revenue section.

      The following table provides a reconciliation between reported net interest income as presented on the Consolidated Statement of Income and operating net interest income, which excludes trading-related net interest income, the impact of credit card securitizations and special items.

Management's Discussion and Analysis

The Chase Manhattan Corporation

Year Ended December 31,                             1998       1997       Change
--------------------------------------------------------------------------------
Net Interest Income (in millions)
  Reported Net Interest Income                    $8,566     $8,253         4%
  Less Trading-Related Net Interest Income          (711)      (613)
                                                ---------  ---------
  Subtotal                                         7,855      7,640         3
  Add Impact of Credit Card Securitizations        1,460      1,253
  Less Interest on Tax Refunds                      (191)        --
--------------------------------------------------------------------------------
  Operating Net Interest Income                   $9,124     $8,893         3%
--------------------------------------------------------------------------------
Average Interest-Earning Assets (in billions)
  Reported                                        $296.8     $286.6         4%
  Add Credit Card Securitizations                   18.0       14.6
  Less Trading-Related Assets                      (61.4)     (76.1)
--------------------------------------------------------------------------------
  Managed                                         $253.4     $225.1        13%
--------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets(a)
  Reported                                          2.89%      2.89%       -- bp
  Add Impact of Securitizations                     0.30       0.27         3
      Impact of Trading-Related NII                 0.48       0.80       (32)
  Less Impact of Tax Refunds                       (0.06)        --        (6)
--------------------------------------------------------------------------------
  Managed                                           3.61%      3.96%      (35)bp
--------------------------------------------------------------------------------

(a)   Disclosed on a taxable equivalent basis
bp-   Denotes basis points; 100 bp equals 1%.

      Operating net interest income was $9.12 billion in 1998, an increase of 3% from 1997. The increase was primarily due to higher volumes of domestic consumer loans (particularly credit cards and residential mortgages), and domestic commercial loans, partially offset by the impact of generally narrower spreads on loans. The net yield on a managed basis was 3.61%, a decrease of 35 basis points in comparison with 1997, due to generally narrower spreads on loans.

      Average managed interest-earning assets increased by 13% in 1998. The increase reflected growth in consumer assets tempered by a moderation in commercial asset growth resulting from the implementation of SVA. The growth in interest-earning assets in 1998 was funded by higher deposit levels, a reflection of liquidity within the consumer sector.

Trust, Custody and Investment Management Fees

Trust, custody and investment management fees rose 18% to $1.54 billion in 1998. These favorable results were largely attributable to growth in assets under custody, expanded securities lending activity, a higher level of institutional and private banking assets under management and portfolio acquisitions.

Year Ended December 31, (in millions)                            1998       1997
--------------------------------------------------------------------------------
Trust, Custody and Investment Management Fees:
  Institutional(a)                                             $  839     $  679
  Personal(b)                                                     456        419
  Mutual Fund Fees(c)                                             145        104
  Other Trust Fees                                                103        105
--------------------------------------------------------------------------------
Total Trust, Custody and Investment Management Fees            $1,543     $1,307
--------------------------------------------------------------------------------

(a) Represents fees for trustee, agency, registrar, securities lending and broker clearing, safekeeping and maintenance of securities.
(b) Represents fees for trustee, estate, custody, advisory and investment management services.
(c) Represents investment management, administrative, custody, and other fees in connection with Chase's proprietary global mutual funds.

Credit Card Revenue

Credit card revenue on a reported basis increased 35% for 1998 due to continued growth in credit card receivables (as a result of acquired portfolios and increased co-branded activities) and the implementation of new pricing initiatives. The increase in revenue for 1998 was partially reduced by a rise in net charge-offs on the securitized portfolio, which decreased the excess servicing fees Chase received from securitizations.

      The following table provides a reconciliation between reported credit card revenue as presented on the Consolidated Statement of Income and operating credit card revenue, which excludes the impact of credit card securitizations.

Year Ended December 31, (in millions)                        1998          1997
--------------------------------------------------------------------------------
Reported Credit Card Revenue                              $ 1,474       $ 1,088
Less Impact of Credit Card Securitizations                   (299)         (233)
--------------------------------------------------------------------------------
Operating Credit Card Revenue                             $ 1,175       $   855
--------------------------------------------------------------------------------

      For a further discussion of the credit card portfolio, see page 32.

Fees for Other Financial Services

Fees for other financial services increased to $2.09 billion in 1998. The following table provides the significant components of fees for other financial services.

Year Ended December 31, (in millions)                            1998       1997
--------------------------------------------------------------------------------
 Fees for Other Financial Services:
  Service Charges on Deposit Accounts                          $  368     $  376
  Fees in Lieu of Compensating Balances                           344        314
  Commissions on Letters of Credit and Acceptances                301        307
  Mortgage Servicing Fees                                         192        231
  Insurance Fees(a)                                               145         91
  Brokerage and Investment Services                               142        128
  Loan Commitment Fees                                            136        120
  Other Fees                                                      465        416
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                        $2,093     $1,983
--------------------------------------------------------------------------------

(a) Insurance amount excludes certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.

      Fees in lieu of compensating balances increased by $30 million in 1998. Customers often pay for cash management or other services by maintaining noninterest-bearing deposits. However, as interest rates decline, the required compensating balance for a given level of service will rise. As a result, during the lower interest rate environment of 1998, a greater volume of customers paid a fee in lieu of maintaining a compensating balance.

      Mortgage servicing fees declined for 1998 largely due to an increase in the amortization of mortgage serving rights reflecting prepayments amid a lower interest rate environment. This decline was partially offset by higher servicing fees as a result of the larger servicing balance in 1998. Lower interest rates also benefited mortgage originations and sales revenues, which are reported in other revenues, as discussed below.

      The higher level of loan commitment fees largely reflected increased activity in Chase's acquisition financing business.

      Higher fees related to loans serviced (notably auto loans) contributed to the increase in other fees.

Other Revenue

Year Ended December 31, (in millions)                             1998      1997
--------------------------------------------------------------------------------
Other Revenue:
  Residential Mortgage Origination/Sales Activities               $356      $130
  All Other Revenue                                                295       316
--------------------------------------------------------------------------------
Operating Other Revenue                                            651       446
--------------------------------------------------------------------------------
Gains on Sales of Partially-Owned Investments                       --       102
Other Revenue - Credit Card Securitizations                         13        27
--------------------------------------------------------------------------------
Reported Other Revenue                                            $664      $575
--------------------------------------------------------------------------------

      Other revenue on a reported basis, which includes gains and losses from the sale of nonstrategic assets and from securitizations, rose $89 million in 1998 from the prior year. The 1997 results included a $58 million gain on the sale of Chase's remaining 20% investment in CIT and a $44 million gain on the sale of a partially-owned foreign investment.

      Other revenue on an operating basis was $651 million in 1998, an increase of 46% from last year. Higher residential mortgage origination and portfolio sales revenue, reflecting the favorable lower interest rate environment during 1998, accounted for the increase.

NONINTEREST EXPENSE

Total reported noninterest expense was $11.38 billion in 1998, an increase from $10.09 billion last year. Excluding the impact of restructuring costs, special items and foreclosed property expense, operating noninterest expense was $10.81 billion in 1998, an increase of 11% from the prior year. The growth in expenses included costs associated with portfolio acquisitions, investment spending on new product offerings, Year 2000, EMU and other technology spending, and higher incentive costs, partially offset by the impact of the capitalization of certain software costs. See Note One for a further discussion.

Year Ended December 31, (in millions, except ratios)           1998        1997
--------------------------------------------------------------------------------
Salaries                                                    $ 4,988     $ 4,463
Employee Benefits                                               854         839
Occupancy Expense                                               798         767
Equipment Expense                                               890         792
Other Expense                                                 3,282       2,894
--------------------------------------------------------------------------------
  Operating Noninterest Expense                              10,812       9,755
Restructuring Costs                                             529         192
Accelerated Vesting of Stock-Based Incentive Awards
  (included in Salaries on Income Statement)                     37         135
Foreclosed Property Expense(a)                                    5          12
--------------------------------------------------------------------------------
  Reported Noninterest Expense                              $11,383     $10,094
--------------------------------------------------------------------------------
Efficiency Ratio(b)                                            57.7%       58.1%
Operating Efficiency Ratio(b)(c)                               54.3        54.9
--------------------------------------------------------------------------------

(a) Presented within Other Expense on the Consolidated Statement of Income. For purposes of reviewing the results on an operating basis, these expenses are reflected in Credit Costs.
(b) Excludes restructuring costs, foreclosed property expense, provision for risk management instrument credit losses, costs associated with a real estate investment trust ("REIT") subsidiary and special items.
(c)   Excludes the impact of credit card securitizations.

                           [Graph 6 - See Appendix I]

Salaries and Employee Benefits

The increase in salaries and employee benefits on an operating basis for 1998 was due to higher incentive costs, mainly driven by a change in the mix of Chase's revenue sources and a change in stock compensation (granting higher levels of restricted stock and fewer employee stock options). Also contributing was the net addition of 3,650 full-time equivalent employees. The increased head count reflects the impact of investments in selected growth businesses, particularly in the mortgage and credit card businesses within National Consumer Services and the custody and fiduciary services businesses within Global Services. These increases were offset by 1,847 staff reductions related to initiatives to streamline support functions and realign certain business activities.

Management's Discussion and Analysis

The Chase Manhattan Corporation

      The following table presents Chase's full-time equivalent employees for the dates indicated.

At December 31,                                               1998          1997
--------------------------------------------------------------------------------
Domestic                                                    61,472        58,580
Foreign                                                     11,211        10,453
--------------------------------------------------------------------------------
Total Full-Time Equivalent Employees                        72,683        69,033
--------------------------------------------------------------------------------

Occupancy and Equipment Expense

Occupancy expense remained relatively stable during 1998 compared with 1997. The higher level of equipment expense during 1998 was due to an increase in depreciation expense from recently capitalized equipment across all business units. Also impacting equipment expense in 1998 was increased software expense related to Year 2000 and EMU efforts. For a further discussion of Year 2000 and EMU efforts, see the Operating Risk Management Section on page 41.

Other Expense

Year Ended December 31, (in millions)                       1998            1997
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                                   $  668          $  575
  Marketing Expense                                          419             415
  Telecommunications                                         349             307
  Travel and Entertainment                                   243             220
  Amortization of Intangibles                                261             172
  Minority Interest(a)                                        50              74
  All Other                                                1,292           1,131
--------------------------------------------------------------------------------
Operating Other Expense                                   $3,282          $2,894
--------------------------------------------------------------------------------

(a) Includes REIT minority interest expense of $44 million in each of 1998 and 1997.

      Other expense for 1998 increased by $388 million when compared with 1997. Professional services costs during 1998 reflected higher levels of contract computer professionals associated with Year 2000 and EMU efforts. The $42 million increase in telecommunications costs during 1998 covers both installation and usage and reflects the growth in business volume at all of Chase's major business franchises. Portfolio acquisitions in late 1997 and 1998 contributed to the increase in amortization of intangibles expense and to higher all other expense, which reflects increased servicing costs for these assets. These increases were partially offset by a decline in minority interest expense due to a foreign investment becoming a wholly-owned subsidiary in early 1998.

Restructuring Costs

During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. The majority of these costs relate to planned staff reductions of approximately 4,500 existing positions (approximately $338 million), costs in connection with planned dispositions of certain premises and equipment (approximately $144 million) and other expenses (approximately $28 million). At December 31, 1998, the reserve balance was $359 million and 1,847 positions had been eliminated. Chase expects that the remaining reserve related to staff reductions will be largely used during the next 12 months.

      It is anticipated that the annual savings from the charge should amount to approximately $460 million. Depending on its view of revenue opportunities, Chase may or may not reinvest all or a part of these expense savings in its revenue-generating activities.

      Residual merger-related expenses of $19 million and $192 million were incurred in 1998 and 1997, respectively, relating to the merger of The Chase Manhattan Corporation and Chemical Banking Corporation. Cumulative-to-date merger-related expenses amounted to $375 million, in addition to the $1.65 billion restructuring charge taken at the March 31, 1996 merger date. No further residual merger-related expenses will be taken by Chase.

CREDIT COSTS

Credit costs include provisions for loan losses and for risk management instrument credit losses, foreclosed property expense and credit costs associated with credit card securitizations. Chase's provision for credit losses, which in 1998 equaled net charge-offs, was $1.55 billion.

      The following table shows the components of credit costs.

Year Ended December 31, (in millions)                              1998     1997
--------------------------------------------------------------------------------
Provision for Loan Losses                                        $1,343   $  804
Provision for Risk Management Instrument Credit Losses(a)           211       --
--------------------------------------------------------------------------------
Total Provision for Credit Losses                                 1,554      804
Foreclosed Property Expense(b)                                        5       12
Credit Costs Associated with Credit Card Securitizations          1,148      993
--------------------------------------------------------------------------------
Operating Credit Costs                                           $2,707   $1,809
--------------------------------------------------------------------------------

(a)   Included in Noninterest Revenue on the Consolidated Statement of Income.
(b)   Included in Other Expense on the Consolidated Statement of Income.

      Credit costs in 1998 were $2.71 billion, an increase of $898 million from the 1997 level, primarily due to higher credit losses in the commercial portfolio, particularly for exposures related to Asia and Russia, and the credit card portfolio.

      For a discussion of Chase's net charge-offs, see Credit-Related Portfolio on page 31.

INCOME TAXES

Chase recognized income tax expense of $2.15 billion in 1998, compared with $2.20 billion in 1997. Chase's effective tax rate was 36.2% for 1998, compared with 37.3% for 1997.

--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

Chase is in the business of managing risk to create shareholder value. The major risks to which Chase is exposed are credit, market, liquidity and operating risk.

      Chase's risk management is guided by several fundamental risk management principles, including:

o     Formal definition of risk management governance;

o     Risk oversight independent of business units;

o     Continual evaluation of risk appetite, communicated through risk limits;

o     Diversification;

o Utilization of sophisticated risk management systems, including value-at-risk analysis and portfolio stress testing; and

o Performance measurement (SVA) that allocates risk-adjusted capital for all forms of risk.

Risk management and oversight begins with the Board of Directors and, specifically, with the Risk Policy Committee of the Board, which approves a general risk management mandate to govern these activities. The Risk Policy Committee delegates the formulation of policy and day-to-day risk oversight and management to Chase's Executive Committee and the three corporate risk committees: the Credit Risk Committee, the Market Risk Committee and the
Capital Committee. The Executive Committee provides guidance regarding strategies and corporate risk appetite and is responsible for an integrated view of Chase's risk exposures including the interdependencies among its various risks. The corporate risk committees have decision-making authority for their respective areas of responsibility, with major policy decisions and risk exposures subject to review by the Executive Committee. For an overview of Chase's governance structure for risk management, see the chart below. Chase's adoption of SVA which incorporates a risk-adjusted capital methodology, as its primary performance measure, has strengthened its risk management discipline and resulted in slower asset growth and a lower risk profile.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

Credit risk is the risk of loss due to default, which is defined as the failure of a borrower or counterparty to fulfill its contractual obligations. In both its consumer and commercial businesses, Chase seeks opportunities to take credit risk prudently and manage it effectively in order to create value for its shareholders. Credit risk is managed at both the transaction and portfolio levels. It is a highly disciplined process, structured to preserve the independence and integrity of risk assessment, but also integrated into business management processes.

      Chase's approach to managing credit risk begins with a comprehensive risk measurement framework which is used as a basis for estimating the loss characteristics, on average and over a cycle, of the various segments of its portfolio. These estimates drive credit cost allocations to business units and impact measurements of business unit performance.

      Chase's day-to-day management of loans and other credit risk assets is guided by policies and procedures established by the Chief Credit Officer, who reports to Chase's Vice Chairman for Finance and Risk Management. These policies are communicated throughout the organization and are an essential part of the business culture. At both the business unit and corporate level, disciplined processes are in place to seek to ensure that risks are accu-

                           --------------------------
                              Risk Policy Committee
                              of Board of Directors
                           --------------------------
                           o Oversees Risk Management

                           --------------------------
                               Executive Committee
                           --------------------------
                           o Strategic Guidance
                           o Integrated View

---------------------
Credit Risk Committee
---------------------
o Establishes policies for credit risk management and limits for country, product, industry and single obligor exposures.

o Responsible for the methodology, models and assumptions to measure credit risk.

o Oversees Chase's credit portfolio optimization strategies, risk profile trends, critical problem portfolio and allowance for credit losses.

---------------------
Market Risk Committee
---------------------
o Establishes the policies and risk limits for all trading and balance sheet related market risk and for investment securities activities.

o Responsible for the methodology, models and assumptions used to measure market and interest rate risk.

o Monitors and reviews current positions to ensure compliance with established limits.

-----------------
Capital Committee
-----------------
o Establishes Chase's corporate capital and liquidity policies.

o Approves policies and methodologies for internal capital allocation, SVA and transfer pricing.

o Monitors and reviews policy execution and strategies.

Management's Discussion and Analysis

The Chase Manhattan Corporation


rately assessed and properly monitored. Potential concentration risks for the portfolio as a whole, as well as by product, industry, single obligor, risk grade, and geography, are regularly assessed at the corporate level with a view to improving overall portfolio diversification. Finally, the risk management system is supported by a comprehensive management information infrastructure which tracks and updates exposures on a daily basis.

      Credit risk management must maintain a measure of independence from other business objectives to preserve the integrity of the risk management process. Two aspects of Chase's credit risk management processes are crucial to maintaining this independence. First, the Chief Credit Officer of Chase has sole responsibility for the credit risk measurement framework and therefore the costs charged to business units for credit risk. He is also responsible for Chase's credit policies and procedures, the determination of individual lending authorities, the management of problem assets, and the monitoring of the aggregate portfolio risk profile, including the assessment of potential concentration risks. Second, there is an independent credit risk management function within the major business franchises of Global Bank, Global Services and National Consumer Services reporting jointly to the Chief Credit Officer and the respective senior business executives. Within the franchises, credit risk management units function at product, industry, country and regional levels, reporting jointly to business executives at these levels and to credit executives in the franchises' credit risk management functions. These units approve significant new transactions and product offerings, have the final authority over risk ratings for commercial exposures and credit risk assessment for consumer products, and monitor the risk profile of the business unit's portfolio. The presence of these credit units in the businesses is intended to ensure that accurate risk assessment is a significant factor in the decision making processes of these areas.

Risk Measurement: Chase's risk management discipline begins with a measurement of the default risk associated with all credit exposures, either on or off the balance sheet. These exposures include loans, receivables associated with derivative and foreign exchange contracts, and lending-related commitments (e.g., letters of credit and undrawn commitments to extend credit).

      The risk measurement techniques are designed to estimate the losses which should be expected from each segment of the credit risk portfolio and, most importantly, the potential volatility of loss rates around the average or expected level. Credit losses per se are not an indication of risk. If losses were entirely predictable, the expected loss rate could be factored into product prices and covered as a normal and recurring cost of doing business. It is the volatility or uncertainty of loss rates around expected levels which creates risk and is the primary concern of credit risk management.

      The risk measurement framework is applied to both consumer and commercial exposures. However, the resulting risk profiles are markedly different. Broadly speaking, losses on consumer exposures are more predictable, less volatile and less cyclical than losses on commercial exposures. For the latter, the loss volatility can be dramatic over the course of an economic cycle.

The Cost of Credit Risk - Loss Provisions and Capital Allocation: Chase uses its estimates of expected loss and loss volatility, respectively, to set risk-adjusted loss provisions and to allocate credit risk capital by portfolio segment. Within the consumer businesses, expected loss and capital factors are applied to the major product categories (e.g. mortgage loans, credit cards, auto loans) and segments within those categories. The commercial portfolio is segmented by risk rating (on a 25 risk grade scale) and maturity and expected loss and capital factors are applied to each segment of the resulting matrix. Off-balance sheet exposures are converted to loan equivalent amounts, based on their probability of being drawn, before applying the expected loss and capital factors.

      For business units with significant credit risk, credit risk capital is a major determinant of their total capital allocation. To produce positive SVA, business units must earn sufficient returns to cover both their allocated loss provision and the cost of capital. This system is intended to ensure that business managers are appropriately sensitized to the importance of credit risk management in evaluating their unit's performance.

Credit Risk Management for Consumer Assets: The consumer credit risk management process utilizes sophisticated portfolio modeling, credit scoring and decision support tools to project credit quality performance and to establish credit underwriting standards. Risk


                           [Graph 7 - See Appendix I]
parameters are established in the early stages of the development of a consumer credit product, and the cost of credit risk is an integral part of the product's profit dynamics. Consumer portfolios are continuously monitored to identify deviations from expected performance and to identify shifts in consumers' patterns of behavior. Chase has an active program to securitize its consumer assets, which helps to fund consumer asset growth and manages product concentrations.

Credit Risk Management for Commercial Assets: Credit risk management begins with the client selection process. Chase's global industry approach helps Chase to be continuously aware of an industry's developing risk profile so that exposures to particular industries, segments of industries, or obligors can be identified and minimized where risk is increasing. In overseas regions, client selection is especially important and Chase's strategy is to focus on the largest, leading firms, particularly in developing markets.

      Concentration management is key to managing commercial credit risk. Chase aggressively manages concentrations by obligor, risk grade, industry, product and geographic location. Chase's strategy of origination for distribution and its lead position in the loan syndication market support these concentration risk management objectives. In addition, the discipline of distributing loans to independent investors provides an external validation of Chase's judgement with respect to credit profiles, structures and pricing.

CREDIT-RELATED PORTFOLIO

The following table presents credit-related information for the dates indicated. The discussion that follows includes the impact of loans and derivatives.

As of or for the year ended            Credit-Related     Nonperforming                     Past Due 90 Days and    Average Annual
December 31,                               Assets             Assets       Net Charge-offs    Over and Accruing  Net Charge-off Rate
------------                         ------------------   -------------   ------------------  -----------------  -------------------
(in millions, except ratios)             1998      1997     1998   1997      1998       1997    1998      1997      1998       1997
------------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
Domestic Consumer:
  1-4 Family Residential Mortgages   $ 41,831  $ 38,680   $  313  $  340  $    31    $    32    $  3      $  2       .08%       .08%
  Credit Card - Reported               14,229    15,631       --       --     762        543     302       256      5.74       4.45
  Credit Card Securitizations(a)       18,033    16,852       --       --   1,148        976     379       377      6.36       6.67
------------------------------------------------------------------------------------------------------------------------------------
  Credit Card - Managed                32,262    32,483       --       --   1,910      1,519     681       633      6.10       5.66
  Auto Financings                      16,456    13,243       50      31       77         61      20        20       .54        .48
  Other Consumer(b)                     8,375     8,543        6       7      167        171      97       142      1.90       1.89
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                98,924    92,949      369     378    2,185      1,783     801       797      2.29       2.06
Foreign Consumer                        3,807     3,976       23      21       25         14      10         7       .65        .39
------------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                  102,731    96,925      392     399    2,210      1,797     811       804      2.22       2.00
------------------------------------------------------------------------------------------------------------------------------------

COMMERCIAL LOANS
Domestic Commercial:
  Commercial and Industrial            43,123    37,931      331     258      (66)        23      42        18        NM        .06
  Commercial Real Estate                3,984     5,030       41      75      (14)       (37)      1        14        NM         NM
  Financial Institutions                6,583     6,652        1       1       (2)        (1)     --        --        NM         NM
------------------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial Loans        53,690    49,613      373     334      (82)       (15)     43        32        NM         NM
Foreign Commercial:
  Commercial and Industrial            24,664    27,628      603     164      408          9       7        --      1.60        .04
  Commercial Real Estate                  367       713       --      --       --         --      --        --        NM         NM
  Financial Institutions                4,537     6,989       22      10       24         (8)     24        --       .43         NM
  Foreign Governments                   4,798     3,438       50       1        6         (3)     --        --       .13         NM
------------------------------------------------------------------------------------------------------------------------------------
Total Foreign Commercial Loans         34,366    38,768      675     175      438         (2)     31        --      1.20         NM
DERIVATIVE AND FX CONTRACTS
  Commercial and Industrial            12,488    13,182       13      --       45         --      --        --       .33         NM
  Financial Institutions               19,414    23,107       37      --       91         --      --         1       .43         NM
  Foreign Governments                   1,353     2,187       --      --       --         --      --        --        NM         NM
------------------------------------------------------------------------------------------------------------------------------------
Total Derivative and FX Contracts      33,255    38,476       50      --      136         --      --         1       .37         NM
------------------------------------------------------------------------------------------------------------------------------------
Total Commercial Credit-Related       121,311   126,857    1,098     509      492        (17)     74        33       .40         NM
------------------------------------------------------------------------------------------------------------------------------------
Total Managed Credit-Related         $224,042  $223,782   $1,490  $  908  $ 2,702    $ 1,780    $885      $837      1.21%       .85%
------------------------------------------------------------------------------------------------------------------------------------
Assets Acquired as
  Loan Satisfactions                                         116     110
------------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                              $  1,606  $1,018
------------------------------------------------------------------------------------------------------------------------------------

(a) Represents the portion of Chase's credit card receivables that have been securitized. For further discussion of credit card securitizations, see pages 19 and 76.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. At December 31, 1998 and 1997, student loans that were past due 90 days and over and still accruing were approximately $40 million and $43 million, respectively.
NM-   Not meaningful

Management's Discussion and Analysis

The Chase Manhattan Corporation


      Chase's managed credit assets totaled $224 billion at December 31, 1998, which was relatively stable compared with year-end 1997. Chase's portfolio is balanced between commercial and consumer assets, with consumer assets comprising 46% of Chase's year-end managed credit-related portfolio. Over the past decade, the consumer portfolio has been increasing as a percentage of total credit-related assets and management expects this trend to continue.

      Chase's nonperforming assets at year-end 1998 increased $588 million from the 1997 year-end level. The change reflects an increase in nonperforming Asian and Russian assets. Total nonperforming assets in Asia increased by $419 million from 1997 year-end to $501 million at December 31, 1998. Total nonperforming assets in Russia were $51 million at December 31, 1998, versus none at the end of the prior year.

      Total net charge-offs on a retained basis increased by $750 million during 1998. Total net charge-offs on a managed basis were $2,702 million in 1998, compared with $1,780 million in 1997. The increases in net charge-offs on both a managed and retained basis are due to increased foreign commercial charge-offs, primarily as a result of conditions in Asia and Russia, and the generally lower credit quality of an acquired credit card portfolio, a factor which was generally anticipated at the time of its acquisition. Asian commercial net charge-offs were $339 million in 1998, compared with $37 million in 1997. Russian-related commercial net charge-offs were $224 million in 1998. Of this amount, $117 million were net charge-offs on resale agreements. There were no Russian-related commercial net charge-offs in 1997.

      Management expects that credit costs in 1999, on a managed basis, will be of a similar magnitude to the total of such costs incurred in 1998. For the consumer portfolio, management expects net charge-off rates will be approximately the same as in 1998; however, reported net charge-offs will vary depending on the level of credit card securitizations completed during the year. The net charge-off rate for the commercial portfolio was 40 bp in 1998. The commercial charge-off rate varies more than the consumer rate, and over time Chase expects commercial annual net charge-offs to be in a range of 30-50 bp.

CONSUMER LOAN PORTFOLIO

Chase's consumer portfolio is diversified by many different products, including mortgages, credit cards and auto loans. The portfolio is primarily domestic and is geographically well-diversified.

Consumer Loans by Geographic Region

                                                            Residential                Managed Credit                    Auto
                                                           Mortgage Loans                Card Loans                   Financings
                                                       ---------------------       ---------------------       ---------------------
December 31, (in millions)                                1998          1997          1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
New York City                                          $ 5,889       $ 5,980       $ 2,096       $ 2,222       $ 1,421       $ 1,234
New York (Excluding New York City)                       1,955         1,446         2,204         2,239           805           748
Remaining Northeast                                      6,072         5,944         5,969         5,892         3,705         3,059
------------------------------------------------------------------------------------------------------------------------------------
Total Northeast                                         13,916        13,370        10,269        10,353         5,931         5,041
Southeast                                                5,208         4,983         5,807         5,597         2,571         1,832
Midwest                                                  3,434         2,236         5,918         6,281         1,648         1,293
Texas                                                    3,311         3,257         2,588         2,293         2,961         2,408
Southwest (Excluding Texas)                              1,174         1,071         1,484         1,517           827           699
California                                              11,029         8,998         4,297         4,502         2,081         1,679
West (Excluding California)                              3,759         4,765         1,899         1,940           437           291
Foreign                                                  1,467         1,472           718           615             1            15
------------------------------------------------------------------------------------------------------------------------------------
Total                                                  $43,298       $40,152       $32,980       $33,098       $16,457       $13,258
------------------------------------------------------------------------------------------------------------------------------------

Residential Mortgage Loans: 1-4 family residential mortgage loans at December 31, 1998 increased 8% when compared with the 1997 year-end, reflecting increased origination activity due to lower interest rates. This portfolio's asset quality continues to be strong. The 1998 domestic loss rate remained at .08 %.

Credit Card Loans: Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet, as well as credit card receivables that have been securitized.

      The increase in average managed credit card receivables was largely the result of a portfolio acquired in late 1997, totaling approximately $4.0 billion in outstandings. The increase in the average net charge-off rate for 1998 is due to the generally anticipated lower credit quality of this portfolio.

Auto Financings: This portfolio consists of auto loans and leases with leases representing approximately 43% of the total portfolio at December 31, 1998, compared with 49% at year-end 1997. Auto financings increased 24% from 1997 reflecting strong consumer demand due to favorable pricing programs. The 1998 charge-off rate of .54% is indicative of this portfolio's selective approach to asset origination. The increase in loss rate compared with 1997 is a result of a discontinued program. The residual value of the auto lease segment of the portfolio is periodically reviewed and adjusted to reflect current market conditions and vehicle disposition experience.

Other Consumer Loans: Other consumer loans consist primarily of unsecured revolving lines of credit, manufactured housing financing and student loans. The domestic portfolio decrease of $168 million or 2% from the prior year resulted from declines in student loans and revolving lines of credit. The credit profile of these domestic businesses varies and on average generated a 1.90% loss rate in 1998 with $167 million in net charge-offs.

COMMERCIAL LOAN PORTFOLIO

Chase's commercial portfolio is comprised of loans made principally to corporations, financial institutions, and governmental entities.

Commercial and Industrial: The commercial and industrial portfolio consists primarily of loans made to large corporate and middle market customers. Domestic commercial and industrial loans had net recoveries of $66 million in 1998, compared with net charge-offs of $23 million in 1997, reflecting a continuation of the strong credit quality experienced over the past several years.

      The foreign commercial and industrial portfolio totaled $24.7 billion at year-end 1998, a decrease of $3.0 billion from 1997, as Chase continued to reduce its exposure to emerging markets in Asia and Latin America. Nonperforming loan levels at December 31, 1998, as well as net charge-off levels for 1998, increased in comparison with the prior year, due to the financial conditions in Asia and Russia.

Commercial Real Estate: The commercial real estate portfolio represents loans secured primarily by real property, other than loans secured by mortgages on 1-4 family residential properties (which are included in the consumer loan portfolio). Chase carefully monitors by specific limits its exposure to commercial real estate. Commercial real estate loans decreased $1.4 billion from 1997, principally as a result of securitizations, sales, and repayments.

Financial Institutions: The financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to financial institutions were down $2.5 billion in 1998 from 1997 levels, primarily in the foreign portion of the portfolio. The portfolio experienced net charge-offs of $22 million in 1998, compared with a net recovery of $9 million in 1997.

Foreign Governments: This portfolio consists of loans to governments in foreign countries, and their ministries, departments and agencies. Foreign government loans were $4.8 billion at December 31, 1998, a $1.4 billion increase from year-end 1997. Net charge-offs for the portfolio were $6 million in 1998, compared with net recoveries of $3 million in 1997.

CROSS-BORDER EXPOSURE

Chase has an extensive country risk process to aid in managing its exposures. As part of this process, Chase includes both its credit-related lending and trading exposures in assessing its cross-border risk. Total cross-border assets are 24% of Chase's total managed assets. Chase's exposure in Latin America and Asia totals 8% of total managed assets. Chase has reduced Latin American exposure by 25% this year and has reduced Asian exposure by 33%. These reductions were made in response to the increased risk in these markets. Management believes Chase's level of cross-border exposure is appropriate given its cross-border business mix. Chase remains committed to these markets. The following table presents Chase's cross-border exposure to Latin American and Asian countries. Cross-border disclosure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. Prior periods disclosed within the table have been restated to conform with these guidelines.

      In addition, at December 31, 1998 Chase had approximately $96 million in lending and trading-related exposure to Russia. Chase also had approximately $87 million in resale agreements collateralized by non-ruble denominated Russian debt at December 31, 1998.

Management's Discussion and Analysis

The Chase Manhattan Corporation


Selected Country Exposure                                              1998                                                     1997
                               -----------------------------------------------------------------------------------      ------------
                                                        Net Local                                            Total             Total
                               Lending-     Trading-      Country    Foreign Exchange        Resale   Cross-Border      Cross-Border
December 31, (in billions)     Related(a)   Related(b)    Assets(c)  and Derivatives(d)  Agreements(e)    Exposure          Exposure
------------------------------------------------------------------------------------------------------------------------------------
LATIN AMERICA
Brazil                          $  1.6        $ 0.1         $0.5               $ 0.1          $ 0.9          $ 3.2            $  4.8
Argentina                          2.0          0.1          0.1                 0.1            0.5            2.8               3.2
Mexico                             1.3          0.1          0.1                 0.3            0.4            2.2               2.9
Chile                              0.8           --          0.1                  --             --            0.9               1.5
Colombia                           0.8           --           --                  --             --            0.8               0.8
Venezuela                          0.3          0.1           --                  --             --            0.4               1.0
All Other Latin America(f)         0.9           --           --                 0.1             --            1.0               0.8
------------------------------------------------------------------------------------------------------------------------------------
  Total Latin America           $  7.7        $ 0.4         $0.8               $ 0.6          $ 1.8          $11.3            $ 15.0
------------------------------------------------------------------------------------------------------------------------------------

ASIA

Korea                           $  1.0        $ 0.1         $0.9               $ 0.4          $  --          $ 2.4            $  5.3
Indonesia                          1.0           --           --                 0.2             --            1.2               2.2
Thailand                            --           --          0.7                 0.2             --            0.9               1.4
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal                         2.0          0.1          1.6                 0.8             --            4.5               8.9
------------------------------------------------------------------------------------------------------------------------------------
Hong Kong                          0.6           --           --                 0.2             --            0.8               1.1
Singapore                          0.7           --           --                 0.1             --            0.8               1.6
Philippines                        0.3           --          0.3                  --             --            0.6               0.9
Malaysia                           0.1           --          0.4                 0.1             --            0.6               0.9
China                              0.5           --           --                 0.1             --            0.6               0.7
All Other Asia                     0.4           --           --                 0.1             --            0.5               0.6
------------------------------------------------------------------------------------------------------------------------------------
  Total Asia excluding Japan,
   Australia and New Zealand    $  4.6        $ 0.1         $2.3               $ 1.4          $  --          $ 8.4            $ 14.7
------------------------------------------------------------------------------------------------------------------------------------
Japan                           $  2.6        $ 1.4         $0.1               $ 1.1          $ 1.7          $ 6.9            $  8.8
Australia                          0.4           --          0.7                 0.8             --            1.9               2.8
New Zealand                        0.6           --           --                  --             --            0.6               0.3
------------------------------------------------------------------------------------------------------------------------------------
  Total Japan, Australia and
   New Zealand                  $  3.6        $ 1.4         $0.8               $ 1.9          $ 1.7          $ 9.4            $ 11.9
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(b)   Includes cross-border trading debt and equity instruments.
(c) Represents local country assets less local country liabilities. At December 31, 1998, the amounts of local country assets that have been netted against local country liabilities in accordance with the FFIEC definition of cross border exposure were $5.5 billion for Hong Kong, $3.0 billion for Japan, $1.5 billion for Australia, $0.6 billion for Brazil and $1.7 billion for the other countries presented above, none of which exceed $0.3 billion.
(d) Represents mark-to-market exposure of foreign exchange and derivative contracts. The amounts are presented after taking into account the effect of legally enforceable master netting agreements.
(e) Approximately $1.1 billion (or 60%) of the exposure to Latin America and approximately $1.3 billion (or 75%) of the exposure to Japan represents resale agreements with investment grade counterparties from G-7 (Group of 7) countries. G-7 countries are the United States, United Kingdom, Germany, Japan, Italy, France, and Canada.
(f)   Excludes Bermuda and Cayman Islands.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

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

      Chase believes the best measure of credit risk is the mark-to-market exposure amount of the derivative or foreign exchange contract. This is also referred to as repayment risk or the replacement cost.

      While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a useful measure of credit or market risk. The notional principal typically does not change hands, but is simply a quantity upon which interest and other payments are calculated. The notional principal amounts of Chase's derivative and foreign exchange products greatly exceed the possible credit and market loss that could arise from such transactions.

      Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes Chase and, therefore, creates a repayment risk for Chase. When the mark-to-market is negative, Chase owes the counterparty. In this situation, Chase does not have repayment risk.

      When Chase has more than one transaction outstanding with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. Net mark-to-market is, in Chase's view, the best measure of credit risk, when there is a legally enforceable master netting agreement between Chase and the counterparty.

      Chase's primary counterparties in derivatives and foreign exchange are investment grade financial institutions, most of whom are dealers in these products. A breakdown of Chase's net mark-to-market exposures by customer type and credit rating is presented in the following table.

                                     Investment   Non-Investment
At December 31, 1998                    Grade         Grade        Total
--------------------------------------------------------------------------------
Financial Institutions                   65%            6%          71%
Non- Financial Institutions              19            10           29
--------------------------------------------------------------------------------
Total                                    84%           16%         100%
--------------------------------------------------------------------------------

      Many of Chase's derivative and foreign exchange contracts are short-term, which also mitigates credit risk as transactions settle quickly. The table below provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1998 and 1997. Percentages are based upon remaining contract life of mark-to-market exposure amounts. The lengthening of the maturity profile during 1998 is the result of the improved creditworthiness of Chase over the last several years (as evidenced by credit rating upgrades) and the maturation of the derivatives market where longer maturities are becoming more commonplace.

                                              1998                                                    1997
                       -------------------------------------------------       -------------------------------------------------
                        Interest      Foreign        Equity,                    Interest     Foreign       Equity,
                         Rate        Exchange    Commodity and                   Rate       Exchange    Commodity and
At December 31,        Contracts     Contracts  Other Contracts    Total       Contracts    Contracts  Other Contracts     Total
--------------------------------------------------------------------------------------------------------------------------------
Less than 1 year          15%           93%           38%           37%           27%           95%           51%           54%
1 to 5 years              48             5            59            37            47             5            48            32
Over 5 years              37             2             3            26            26            --             1            14
--------------------------------------------------------------------------------------------------------------------------------
Total                    100%          100%          100%          100%          100%          100%          100%          100%
--------------------------------------------------------------------------------------------------------------------------------

      Chase does not deal, to any significant extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be leveraged. As a result, the mark-to-market exposure of such derivatives was not material at December 31, 1998.

      Chase's net charge-offs arising from derivative and foreign exchange transactions were $136 million in 1998. There were no net charge-offs on these types of transactions during 1997. At December 31, 1998, nonperforming derivative contracts were $50 million, compared with none in 1997. The increases in both net charge-offs and nonperforming derivative contracts were due to severe economic conditions impacting Chase's Asian- and Russian-related counterparties.

ALLOWANCE FOR CREDIT LOSSES

Chase deems its allowance for credit losses at December 31, 1998 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries that alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

Allowance For Credit Losses

At December 31, (in millions, except ratios)               1998            1997
--------------------------------------------------------------------------------
Allowance for Credit Losses:
  Loans                                                  $3,552          $3,624
  Risk Management Instruments                               150(a)           75
  Lending-Related Commitments                               170             170
--------------------------------------------------------------------------------
Aggregate Allowance                                      $3,872          $3,869
--------------------------------------------------------------------------------
Allowance for Loan Losses to:
  Nonperforming Loans                                       247%            399%
  Loans at Period-End                                      2.06            2.15
  Average Loans                                            2.10            2.27
--------------------------------------------------------------------------------
Aggregate Allowance for Loan Losses and
  Risk Management Instrument Credit Losses to:
    Nonperforming Credit-Related Assets                     248%            407%
    Credit-Related Assets at Period-End                    1.80            1.79
    Average Credit-Related Assets                          1.80            1.90
--------------------------------------------------------------------------------

(a) During the third quarter of 1998, as part of the trading valuation process, the allowance for risk management instrument credit losses was increased by $75 million, through the provision for risk management instrument credit losses, in response to the adverse market conditions in Asia and Russia. The provision for risk management instrument credit losses was $211 million for 1998.

Management's Discussion and Analysis

The Chase Manhattan Corporation


--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

Market risk is the exposure to an adverse change in the value of financial instruments caused by a change in market prices or rates, including changes in interest rates, foreign exchange rates, securities prices and commodity prices.

      Under the direction of the Vice Chairman for Finance and Risk Management, Chase's Market Risk Management Group functions independently from the business units in identifying, assessing and controlling market risk. The Market Risk Management Group consists of nearly 60 professionals located globally in New York, London, Hong Kong and Brazil. The Group's primary responsibilities include the measurement, monitoring, assessment and control of global market risk throughout Chase. These include setting and overseeing risk limits; approving unique, non-standard transactions; evaluating and approving new products; developing risk measurement and capital allocation methodologies; reporting risk at the actual exposure level; conducting assessments of the accuracy of risk measures and portfolio stress tests and managing on-site reviews of business units taking market risk.

      Chase has developed a comprehensive market risk function that incorporates best practices in risk management techniques with disciplined risk management executions. Chase's limit structure extends to desk-level activities and includes a listing of authorized instruments, maximum tenors, corporate sign-offs, statistical and non-statistical limits and loss advisories. The limit structure helps ensure alignment of corporate risk appetite with trading and investment risk-taking activities.

      For several years, Chase has been utilizing value-at-risk ("VAR") as one measure of market risk. VAR is a measure of potential loss to risk positions from adverse market moves. However, Chase believes that the key to enhancing the stability of revenues from risk activities is measuring, controlling and managing exposure to extreme stress events. As a result, stress testing is weighted equally with VAR as a risk measurement tool and as a tactical tool for managing risk. This dual approach is designed to ensure a risk profile that is diverse, disciplined and flexible enough to capture revenue-generating opportunities during times of normal market moves, but that is also prepared for periods of market turmoil.

Risk Measurement: Chase's two principal risk measurement tools are VAR and stress testing. VAR measures market risk in an everyday market environment, while stress testing measures market risk in an abnormal market environment.

      The VAR, a dollar amount, is a forward looking estimate of the potential for loss. The VAR looks forward one trading day, and is calculated as the loss level expected to be exceeded with a 1 in 100 chance. The VAR methodology used at Chase is called historical simulation. Historical simulation assumes that actual observed historical changes in market indices such as interest rates, exchange rates and commodity prices reflect the future possible changes in those same rates and prices. In its daily VAR calculations, Chase uses the most recent 264 trading days' historical changes in market prices and rates in its historical simulation. Chase's historical simulation provides different views of market risk in end-of-day positions, by aggregating positions by business, geography, currency or type of risk.

      Statistical models of risk measurement, such as VAR, allow an objective, independent assessment of how much risk is actually being taken. Chase's historic simulation methodology permits consistent and comparable measurement of risk across instruments and portfolios, irrespective of the level of aggregation. Historical simulation also makes it easy to examine the VAR for any desired segment of the total portfolio and to examine that segment's contribution to total risk. The VAR calculations are performed for all material trading portfolios and market risk-related asset/liability management ("ALM") portfolios. Results are reported at various levels of detail by business unit and in the aggregate.

      Chase believes its use of an historical simulation methodology for its VAR calculations is not as dependent on assumptions about the distribution of portfolio losses as are other VAR methodologies, that are parameter-based. Nevertheless, all statistical models have a degree of uncertainty associated with the assumptions employed. The Chase VAR methodology assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. In addition, Chase's VAR estimate, like all other VAR methodologies, is dependent on the quality of available market data. Recognizing these shortcomings, Chase uses diagnostic information to continually evaluate the reasonableness of its VAR model. This information includes the calculation of statistical confidence intervals around the daily VAR estimate and the use of daily "backtesting" of VAR against actual financial results.

      The VAR for Chase's trading and market risk-related ALM portfolios were as follows.

                                       Marked-to-Market Trading Portfolio                   Market Risk-Related ALM Activities
                                 ----------------------------------------------        ---------------------------------------------
                                                                At December 31,                                      At December 31,
Year Ended December 31, 1998     Average    Minimum    Maximum        1998             Average    Minimum   Maximum        1998
(in millions)                        VAR        VAR        VAR         VAR                 VAR        VAR       VAR         VAR
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate VAR                 $ 22.8     $ 15.4     $ 36.8      $ 20.1              $ 55.5     $ 37.3    $ 94.0      $ 79.7
Foreign Exchange VAR                 8.6        2.2       21.6         2.3
Commodities VAR                      3.6        2.3        5.0         2.6
Equities VAR                         3.8        1.9        9.4         4.6
Less: Portfolio Diversification    (13.1)        NM         NM        (8.9)
------------------------------------------------------------------------------------------------------------------------------------
Total VAR                         $ 25.7     $ 15.6     $ 44.9      $ 20.7              $ 55.5     $ 37.3    $ 94.0      $ 79.7
------------------------------------------------------------------------------------------------------------------------------------

NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

Marked-to-Market Trading Portfolio and Market Risk-Related ALM Activities

Year Ended December 31,                             1998                   1997
(in millions)                                Average VAR            Average VAR
--------------------------------------------------------------------------------
Marked-to-Market Trading Portfolio               $  25.7                 $ 23.0
Market Risk-Related ALM Activities                  55.5                   45.5
Less: Portfolio Diversification                    (17.3)                 (17.5)
--------------------------------------------------------------------------------
  Aggregate Average VAR                          $  63.9                 $ 51.0
--------------------------------------------------------------------------------

At December 31,                                     1998                   1997
(in millions)                                        VAR                    VAR
--------------------------------------------------------------------------------
Marked-to-Market Trading Portfolio               $  20.7                 $ 28.5
Market Risk-Related ALM Activities                  79.7                   49.2
Less: Portfolio Diversification                    (17.9)                 (14.0)
--------------------------------------------------------------------------------
  Aggregate VAR                                  $  82.5                 $ 63.7
--------------------------------------------------------------------------------

      Chase's average aggregate VAR (VAR for combined trading and market risk-related ALM activities) for the year ended December 31, 1998 was $63.9 million and at December 31, 1998 was $82.5 million. Chase's aggregate average and period-end VARs are less than the sum of the respective trading and ALM VARs shown in the above table (by $17.3 million and $17.9 million, respectively) due to risk offsets, resulting from portfolio diversifications that occur across the trading and ALM portfolios.

      Chase conducts daily VAR "backtesting" for both regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and for internal evaluation of VAR against trading revenues. During 1998, a daily trading loss exceeded that day's trading VAR on 2 days. This compares to an expected number of approximately 3 days. Considering the unsettled markets of 1998, Chase believes its VAR model performed at a very high level of accuracy during 1998.

      Whereas VAR captures Chase's exposure to unlikely events in normal markets, stress testing discloses the risk of unlikely but plausible events in abnormal markets. Portfolio stress testing is integral to the market risk management process--co-equal with, and complementary to, VAR as a risk measurement and control tool. Chase's corporate stress tests are built around changes in market rates and prices that result from pre-specified economic scenarios, including both actual historical and hypothetical market events. As with VAR, stress test calculations are performed for all material trading and investment portfolios and market risk-related ALM portfolios.

      Stress test scenarios are chosen so they test "conventional wisdom" and focus on risks relevant to the positions taken in Chase's portfolios. A key to the success of stress testing at Chase is continuous review and updating of the stress scenarios. This is a dynamic process that is responsive to changes in positions and economic events, and looks to prior stress tests to identify areas where scenario refinements can be made. Corporate stress tests are performed approximately monthly on randomly selected dates. As of December 31, 1998, Chase's corporate stress tests consisted of seven historical and hypothetical scenarios. These historical scenarios included the 1994 bond market sell-off, the 1994 Mexican Peso crisis and the 1997 Asian markets crisis.

      Stress testing results are used at all levels of Chase, from the trading desk to the Board of Directors, to monitor and control market risk. Among the controls instituted at Chase are a review of the trading portfolio if potential stress test losses exceed Board of Directors-approved advisory limits and the incorporation of stress test exposures into Chase's internal capital allocation methodology. The result of these measures is an approach to risk taking that focuses on identifying and managing potential exposure to stress events in ways that do not sacrifice the profitability of day-to-day activities.

Evaluation of Risk Appetite: Chase utilizes a comprehensive limit structure as part of its market risk management process. In addition to establishing VAR limits on market risk activities at the aggregate and business unit levels, Chase maintains nonstatistical risk limits to mitigate risk in those instances where statistical assumptions break down. Nonstatistical measures include net open posi-


                           [Graph 8 - See Appendix I]

Management's Discussion and Analysis

The Chase Manhattan Corporation


tions, basis point values, position concentrations and position turnover. Criteria for risk limits include, among other factors, relevant market analysis, market liquidity, prior track record, business strategy and management experience and depth. Risk limits are reviewed regularly to maintain consistency with trading strategies and material developments in market conditions, and are updated at least twice a year. Chase also uses stop-loss advisories to inform senior management when losses of a certain threshold are sustained from a trading activity. Chase believes the use of nonstatistical measures and stop-loss advisories in tandem with VAR limits reduces the likelihood that potential trading losses will reach the daily VAR limit.

Histogram: The preceding chart contains a histogram of Chase's daily market risk-related revenue for 1998 and 1997. Market risk-related revenue is defined as the daily change in value in mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions.

      In 1998, Chase posted positive daily market risk-related revenue for 222 out of 259 days, with 49 days exceeding positive $20 million. In 1997, Chase posted positive daily market risk-related revenue for 229 out of 259 days, with 37 days exceeding positive $20 million. The increase in days exceeding positive $20 million reflected continued efforts to build key trading activities.

      In 1998, Chase incurred 6 daily trading losses in excess of negative $20 million, which was in line with stress test predictions. Five of these six days of losses occurred in late August and September and resulted from the adverse global market conditions which occurred in the 1998 third quarter.

Asset/Liability Management: Chase is also exposed to market risk as the revenues it derives from its asset-liability activities are sensitive to changes in market prices or rates. Interest rate risk is the most significant type of market risk exposure arising from Chase's asset-liability activities. Interest rate risk involves the potential decline in the economic value of Chase (the value of Chase's assets or liabilities) due to adverse changes in rates that impact revenues such as net interest income, securities gains/losses and other interest sensitive income/expense items. Interest rate risk arises from a variety of factors, including differences in timing between the maturity or the repricing of Chase's assets, liabilities and derivatives. For example, Chase's net interest income, as well as its economic value, is affected by changes in the level of market interest rates as the repricing characteristics of loans and other interest-earning assets do not necessarily match those of deposits or other borrowings. Chase is also exposed to basis risk, which is the difference in pricing characteristics of two instruments. For example, basis risk arises when prime-based lending is financed with Libor-based liabilities.

      A key element of Chase's ALM process is that it allows the assumption of market risk by a limited number of authorized business units with close contacts to the markets. Interest rate risk is generally managed with consideration for both total return and reported earnings. The interest rate risk profile of Chase's assets, liabilities and derivatives exposures is modified based on an ongoing assessment of fundamental trends in interest rates, economic developments and technical analysis.

      Beginning in 1999, oversight of Chase's ALM and market risk management functions have converged under the Market Risk Committee. That committee is now responsible for establishing the interest rate risk appetite for Chase's trading activities as well as for its non-trading activities. These latter responsibilities were formerly with the Asset and Liability Committee, which was eliminated at year-end. The Market Risk Committee is supported by a comprehensive risk management process that identifies, measures, manages and monitors market risk undertaken by asset-liability activities.

      The ALM and market risk management processes at Chase have been functionally converging. Chase plans to extend these procedures (VAR and stress test measurements), control disciplines and measurement practices to all its asset-liability activities.

Measuring Interest Rate Sensitivity: Chase, as part of its ALM process, employs a variety of cash (primarily securities) and derivative instruments in managing its exposure to fluctuations in market interest rates. In managing exposure, Chase uses net gap exposure and earnings simulation models to quantify its earnings at risk (the risk to earnings from adverse movements in interest rates).

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

Interest Rate Sensitivity Table

At December 31, 1998 (in millions)           1-3 Months     4-6 Months      7-12 Months       1-5 Years   Over 5 Years         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                 $(37,879)       $    480        $  6,800        $ 43,395       $(12,796)      $    --
Derivative Instruments Affecting
  Interest Rate Sensitivity(a)                  (4,922)            803          (2,788)          2,542          4,365            --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                  (42,801)          1,283           4,012          45,937         (8,431)           --
------------------------------------------------------------------------------------------------------------------------------------
Cumulative Interest Rate Sensitivity Gap      $(42,801)       $(41,518)       $(37,506)       $  8,431       $     --       $    --
------------------------------------------------------------------------------------------------------------------------------------
% of Total Assets                                  (12)%           (11)%           (10)%             2%            --%           --%
------------------------------------------------------------------------------------------------------------------------------------

(a) Represents net repricing effect of derivative positions, which include interest rate swaps, futures, forward rate agreements and options, that are used as part of Chase's overall ALM .

      A net gap for each time period is calculated by subtracting the liabilities repricing in that interval from the assets repricing. A negative gap (more liabilities repricing than assets) will benefit earnings in a declining interest rate environment and will detract from earnings in a rising interest rate environment.

      At December 31, 1998, Chase had $37.5 billion more liabilities than assets repricing within one year (including net repricing effects of derivative instruments), amounting to 10% of total assets.

      The cumulative interest rate sensitivity gaps include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar rates in currency markets in which Chase does business. Since U.S. dollar interest rates and non-U.S. dollar interest rates may not move in tandem, the overall cumulative gaps may tend to differ from the actual exposures of Chase.

      Gap analysis is the simplest representation of Chase's interest rate sensitivity. However, it cannot reveal the impact of factors such as administered rates (e.g., the prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix, or the effects of various options embedded in balance sheet instruments. Accordingly, Chase conducts simulations of earnings at risk under a variety of market interest rate scenarios that include all assets, liabilities and ALM derivative instruments. Earnings simulations consider forecasted balance sheet changes (such as asset sales, securitizations, prepayments and reinvestments), and forecasted changes in interest rate spreads and interest-sensitive fee income to provide an estimate of earnings at risk for given changes in interest rates.

      Various interest rate scenarios are employed to quantify earnings sensitivities. Chase's primary exposure is to fluctuations in U.S. dollar interest rates. At December 31, 1998, U.S. dollar-denominated exposures were subjected to an immediate interest rate shock of 100bp. Interest rate shocks for major non-U.S. dollar currencies are adjusted to reflect their historical volatility relative to the U.S. dollar rate volatility. These non-U.S. dollar rate shocks ranged in magnitude from approximately 100bp to 1500bp.

      At December 31, 1998, based on Chase's simulation models and applying immediate increases to various market interest rates, earnings at risk over the next twelve months are estimated to be approximately 3% of projected 1999 net income. During 1998, Chase's earnings at risk to an immediate rise in interest rates (based on the previously mentioned rate shocks) averaged less than 4% of net income. The hypothetical rate shocks are used to calculate risk that Chase believes to be reasonably possible of occurring in the near-term, but these scenarios do not necessarily represent management's current view of future market developments.

      All the measurements of risk used by Chase are based upon its business mix and interest rate exposures at a particular point in time. The exposures change continuously as a result of Chase's ongoing businesses and its risk management initiatives. While management believes these measures provide a meaningful representation of Chase's interest rate sensitivity, they do not take into account all business developments that have an effect on net income or fair value, such as changes in credit quality or the size and composition of the balance sheet.

      Foreign currency exposures arising from nontrading activities conducted in Chase's overseas units and net investments in overseas entities are managed through the use of foreign exchange forward contracts. Foreign currency exposures are matched on a currency-by-currency basis to hedge the impact of foreign exchange rate changes. At December 31, 1998, Chase's earnings sensitivity to changes in foreign currency rates was immaterial.

Impact of ALM Derivative Activity: The following table reflects the deferred gains and losses on closed derivative contracts and unrecognized gains and losses on open derivative contracts utilized in Chase's ALM activities.

December 31, (in millions)                           1998       1997      Change
--------------------------------------------------------------------------------
ALM Derivative Contracts:
  Net Deferred Gains                                $ 402      $  --       $ 402
  Net Unrecognized Gains (Losses)                     110       (392)        502
--------------------------------------------------------------------------------
Net ALM Derivative Gains (Losses)                   $ 512      $(392)      $ 904
--------------------------------------------------------------------------------

      Net deferred gains and losses on closed contracts relate to futures, forwards and swaps used in connection with available-for-sale securities, loans, deposits and debt. The net unrecognized gains and losses relating to ALM activities are largely the result of interest rate swaps, options, forward and futures contracts primarily used in connection with loans, deposits and debt. For a further discussion of unrecognized gains/losses on open derivative contracts, see Note Twenty-Two.

      The deferred gains and losses at December 31, 1998 are expected to be amortized as yield adjustments in net interest income or recognized in noninterest revenue over the periods reflected in the following table. Premiums relating to open ALM option contracts are included on the balance sheet and are amortized as a reduction to net interest income or noninterest revenue over the following periods.

Amortization of Net Deferred Gains on Closed ALM Contracts and of Premiums on Open ALM Options Contracts

                                        Net Deferred              Option
Year Ended December 31, (in millions)          Gains            Premiums
------------------------------------------------------------------------
1999                                            $ 68                $ 35
2000                                              70                  39
2001                                              47                  18
2002                                              47                  15
2003 and After                                   170                  14
------------------------------------------------------------------------
Total                                           $402                $121
------------------------------------------------------------------------

Management's Discussion and Analysis

The Chase Manhattan Corporation

--------------------------------------------------------------------------------
LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

LIQUIDITY

Liquidity management addresses Chase's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings as they mature, and to make new loans and investments as they arise. Liquidity is managed on a daily basis, both at the parent company and subsidiary levels, and incorporates known and unanticipated cash needs. Liquidity management provides the proper mix of core and non-core deposits and capital to ensure that asset generation is not disrupted. In managing liquidity, Chase takes into account the various legal limitations on the extent to which its subsidiary banks may pay dividends to their parent companies or finance or otherwise supply funds to certain of their affiliates.

      A major source of liquidity for the bank subsidiaries of Chase derives from their ability to generate core deposits. Core deposits include all deposits except noninterest-bearing time deposits, foreign deposits and certificates of deposit of $100,000 or more.

      Chase generates substantial deposits from its global services businesses. Chase is also active in generating low-cost wholesale deposits (including foreign deposits and purchases of Federal funds) and large-denomination certificates of deposit.

      Chase is an active participant in the capital markets and issues commercial paper, medium-term notes, long-term debt, capital notes of subsidiaries, and preferred and common stock.

      Chase holds marketable securities and other short-term investments that can readily be converted to cash. In addition, as part of Chase's ongoing capital management process, loan syndication networks and securitization programs are utilized to facilitate the timely disposition of assets when deemed desirable. Moreover, contingency plans exist and could be implemented on a timely basis to minimize the risks associated with dramatic changes in market conditions should the need arise.

      During the difficult market conditions of the latter half of 1998, Chase maintained its ability to access global capital and funding markets, and in certain markets experienced liquidity flow increases.

CAPITAL

Chase's level of capital at December 31, 1998 remained strong, with capital ratios well in excess of regulatory guidelines. At December 31, 1998, Tier 1 and Total Capital ratios were 8.3% and 12.0%, respectively, and the Tier 1 Leverage ratio was 6.4%.

      Management intends to continue Chase's disciplined approach to asset growth and maintain Chase's Tier 1 capital ratio within its target range of 8% to 8.25%. Capital generated in excess of this target ratio will be used to purchase Chase's common stock or for future reinvestment and acquisition opportunities.

      The following chart shows the sources and uses of Chase's capital for 1998 and 1997.

Year Ended December 31, (in billions)                          1998        1997
--------------------------------------------------------------------------------
Sources and Uses of Free Cash Flow
Operating Earnings                                            $ 4.0       $ 3.9
  Less: Special Charges                                        (0.2)       (0.1)
  Less: Dividends                                              (1.3)       (1.2)
  Less: Capital to Support Internal Growth                     (0.4)       (2.6)
--------------------------------------------------------------------------------
Free Cash Flow                                                $ 2.1       $  --
--------------------------------------------------------------------------------
Uses of Free Cash Flow:
  Increases (Decreases) in Capital Ratios                      $1.2       $(1.6)
  Acquisitions                                                  1.0         0.4
  Net Repurchases                                              (0.1)        1.2
--------------------------------------------------------------------------------
Total Uses of Free Cash Flow                                  $ 2.1       $  --
--------------------------------------------------------------------------------

      During 1998, Chase had been purchasing its common stock under an authorization announced in October 1996. From inception through December 31, 1998 (the date the authorization expired), Chase repurchased 83.3 million common shares ($4.3 billion) and reissued from treasury approximately 49.9 million common shares ($2.3 billion) under its benefit plans, resulting in a net repurchase of 33.4 million common shares ($2.0 billion).

      In November 1998, Chase authorized a new repurchase program, effective January 4, 1999. Under the new authorization, Chase may repurchase up to $3 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts necessary to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans.

      In the first quarter of 1998, Chase raised the cash dividend on its common stock to $.36 per share, from $.31 per share. Chase has, over the past several years, been paying a common stock dividend that has generally been equal to approximately 25% to 35% of its operating earnings less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors, taking into consideration Chase's earnings and financial condition and applicable governmental regulations and policies.


                           [Graph 9 - See Appendix I]

December 31, (in millions)                                  1998            1997
--------------------------------------------------------------------------------
Tier 1 Capital:
Common Stockholders' Equity                              $22,435         $19,907
Nonredeemable Preferred Stock                              1,028           1,740
Minority Interest(a)                                       2,806           2,440
Less: Goodwill                                             2,030           1,310
     Nonqualifying Intangible Assets                         123             183
--------------------------------------------------------------------------------
Tier 1 Capital                                           $24,116         $22,594
--------------------------------------------------------------------------------
Tier 2 Capital:
Long-Term Debt and Other Instruments
  Qualifying as Tier 2                                     7,093           7,128
Qualifying Allowance for Credit Losses                     3,620           3,581
--------------------------------------------------------------------------------
Tier 2 Capital                                            10,713          10,709
--------------------------------------------------------------------------------
Total Qualifying Capital                                 $34,829         $33,303
--------------------------------------------------------------------------------

(a) Minority interest includes the Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures and the Preferred Stock of the REIT Subsidiary. For a further discussion, see Notes Six and Seven.

      During 1998, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) increased by $1.5 billion to $34.8 billion. The increase was primarily due to the retention of earnings generated during 1998 (net income less common and preferred dividends), the issuance of $448 million of capital securities (net of discount) by Chase subsidiaries and the issuance of $200 million of preferred stock. Partially offsetting these amounts was the impact of increased goodwill from acquisitions and the redemption of $912 million of preferred stock bearing higher dividend rates. An additional $528 million of Chase's preferred stock becomes redeemable in 1999. See Notes Six through Eight.


                           [Graph 10 - See Appendix I]


--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

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

EMU

On January 1, 1999, the "euro" was introduced. On that day, the exchange ratios of the currencies of eleven countries participating in the first phase of the European Economic and Monetary Union were fixed. The euro became a currency in its own right; and the currencies of the participating countries, while existing for a three-year transition period, continue only as fixed denominations of the euro. As a result of its remediation and testing efforts as well as its extensive coordination with its customers, counterparties, agent banks and regulatory agencies, Chase successfully converted to the euro on January 1, 1999. Since that date, Chase has been conducting its foreign exchange, custody, cash management and funds transfer services as well as all its risk management and internal accounting functions, for those currencies that constitute it, entirely in the euro, without having experienced any material interruptions in its business. At the same time, Chase has retained the flexibility to service its clients who wish to continue to transact business in national currency units. The costs to prepare for the euro amounted to approximately $70 million in 1998; these costs were expensed as incurred.

YEAR 2000

Overview. Chase recognized in mid-1995 the need to create a coordinated approach to managing the Year 2000 problem. It established a Chase-wide program to provide strong, comprehensive management of the issue. A Year 2000 Enterprise Program Office, together with 34 business area project offices, coordinates, manages and monitors all aspects of the Year 2000 effort on a global basis, both technical- and business-related. The Program Office reports directly to the Executive Committee of Chase and is responsible for Chase's Year 2000 remediation efforts. In addition, a Year 2000 Core Team, consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Year 2000 Enterprise Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Executive Committee of Chase, is charged with identifying major risks and ensuring necessary management attention for timely resolution of project issues. The Core Team reviews progress on a monthly basis and during 1998 conducted formal quarterly reviews of all project office progress. During 1999, the Core Team will conduct reviews more frequently with an emphasis on the resolution of outstanding items.

      Chase's Year 2000 Program continues to evolve. Commencing January 1, 1999, Chase established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders. The Business Risk Council is an interdisciplinary forum that brings together business line managers, risk managers, and representatives of key staff functions for identifying potential business risks related to Year 2000, and coordinating planning and readiness efforts. These include refinements to business contingency

Management's Discussion and Analysis

The Chase Manhattan Corporation


plans for Year 2000, and the establishment of a Year 2000 command center structure and rapid response teams.

Current Status. Chase's Year 2000 Program has been, and continues to be, tracked against a well-defined set of milestones. The scope of Chase's Year 2000 Program involves approximately 180,000 technical infrastructure components (e.g., LAN servers and data center equipment); approximately 3,900 business software applications (of which approximately 1,000 are provided by third-party vendors); 1,400 locations worldwide, at which up to 21 building systems at each location are being reviewed; and over 77,000 desktops.

      Significant progress occurred during 1998 and Chase met all regulatory milestones. The following table sets forth the progress achieved by Chase during 1998 in its Year 2000 efforts and projected milestones for 1999.

                                                   % Remediated
                                                   ------------
                                 Completed in 1998            Projected for 1999
--------------------------------------------------------------------------------
Type of System                3/31     6/30    9/30     12/31    3/31    6/30
--------------------------------------------------------------------------------
Technical Infrastructure       81%      97%     98%      99%     100%(a) 100%(a)
--------------------------------------------------------------------------------
Business Software
Applications(b)                17%      32%     61%      93%     98%     100%(a)
--------------------------------------------------------------------------------
Facility Systems               63%      80%     85%      85%     92%     100%(a)
--------------------------------------------------------------------------------
Desktop Systems                15%      37%     53%      64%     69%     100%(a)
--------------------------------------------------------------------------------

(a) While activities are scheduled to be completed by the dates indicated, efforts will continue around external testing and certification throughout the year.
(b) For Business Software Applications, of the 93% of the systems remediated, 83% have also been tested to be Year 2000 compliant at December 31, 1998. For the remaining types of systems, the percent remediated also indicates the percent tested to be Year 2000 compliant.

      In 1999, attention will continue to be focused on completing the remediation of all business software applications, as well as ensuring that those software application systems that have been remediated, tested and certified as Year 2000-compliant remain compliant. This entails continued re-certification of systems throughout the remainder of 1999. In addition, Chase is increasing its tracking and risk management of third party providers.

      A major focus of 1999 will be continued customer and "street" (i.e., industry-wide) testing. These activities commenced during the third quarter of 1998 and, by the end of 1998, Chase had participated in street tests with over 50 agencies and organizations, including Depository Trust Company (DTC), New York ACH, The Federal Reserve Bank of New York, CHIPS, Government Securities Clearing Corporation, Society for Worldwide Interbank Financial Telecommunication (SWIFT), Cedel, Euroclear and Central Depository of Taiwan. Street testing has already been scheduled with 30 world-wide organizations during 1999 including, among others, Cedel, Euroclear, SWIFT, DTC, Mortgage Bankers Association, Mortgage Backed Securities Clearing Corporation, National Securities Clearing Corporation, MasterCard and Visa. In addition, Chase will participate in Securities Industry Association testing in March and April and the Global Payments test in June 1999. Chase expects to participate in industry tests as they are scheduled throughout 1999. Testing with third parties is critical, since a failure of a major external interface could have a material adverse effect on Chase's operations.

      As part of its focus on business-unit and overall corporate risk, Chase continues to make progress on its major customer and business-partner due diligence. By September 30, 1998, Chase had completed the evaluation of its major credit customers, assessed their Year 2000 efforts and incorporated any Year 2000 customer risks into its credit risk analysis processes. Chase has completed an initial evaluation of potential Year 2000 impacts upon its funding capability in order to incorporate any such risks into its capital and liquidity planning. Fiduciary risk management procedures include, among other Year 2000 related activities, assessment of the risks that may be posed to the values of assets under discretionary management as a result of Year 2000 problems faced by the issuers of securities held in clients' accounts and an evaluation of Year 2000 readiness of counterparties. Chase's outside service providers (such as correspondents, sub-custodians and investment advisors) have been contacted to determine their Year 2000 readiness. Monitoring of their progress is ongoing. The results are being incorporated into Chase's risk management processes and contingency planning.

Costs. At December 31, 1998, Chase's estimate to remediate its Year 2000 issues remains at approximately $363 million. This included costs incurred during 1997 and 1998 as well as costs expected to be incurred during 1999. Chase's Year 2000 costs were $186 million during 1998 and are currently estimated at $127 million for 1999. These costs include the costs of remediation, testing, third party assessment, and contingency planning, but do not include approximately $33 million of depreciation costs for Year 2000-compliant equipment to be expensed beyond December 31, 1999.

Risk Management and Contingency Planning. In its normal course of business, Chase manages many types of risk. Chase recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, Chase has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. Chase believes Year 2000 disruptions, if they occur, may manifest themselves to financial institutions in three distinct waves -- liquidity problems, as evidenced by a "flight to quality" or preference for cash; operational problems, which may trigger disruptions in the financial markets; and credit problems, as individuals, companies or countries experience financial losses as a result of liquidity or operational issues. In this regard, Chase has begun its event planning for the Year 2000 with the goal of preventing or mitigating these potential disruptions. In addition, Chase will incorporate into its Year 2000 readiness plans its experience from its EMU conversion. Chase's Year 2000 event planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operational risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and establishment of rapid decision processes.

--------------------------------------------------------------------------------
ACCOUNTING AND REPORTING DEVELOPMENTS
--------------------------------------------------------------------------------

Derivatives

In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings. However, if certain conditions are met, a derivative may be specifically designated as a hedge of an exposure to changes in fair value, variability of cash flows, or certain foreign currency exposures. Based on the hedge designation, special hedge accounting rules would allow the derivative's change in value to be recognized either in current period earnings, together with the offsetting change in value of the risk being hedged, or, to the extent the hedge is effective, in comprehensive income and subsequently reclassified into earnings when the hedged item affects earnings.

      SFAS 133 is effective for all fiscal years beginning after June 15, 1999 (calendar year 2000), with early adoption permitted. Chase already recognizes the derivatives used in its trading activities on its balance sheet at fair value, with changes in the fair values of such derivatives included in earnings. This represents the substantial majority of the derivatives utilized by Chase. With respect to those other derivatives used as hedges of its assets, liabilities and commitments, Chase is currently assessing the impact of the adoption of SFAS 133 on its hedging activities and its effect on its financial condition and operating performance.

--------------------------------------------------------------------------------
COMPARISON BETWEEN 1997 AND 1996
--------------------------------------------------------------------------------

Results of Operations

Chase's operating earnings were $3.85 billion in 1997, an increase of 9% from 1996. Earnings per share, on a diluted basis, increased 15% when compared with the prior year.

      Reported net income was $3.71 billion in 1997, compared with $2.46 billion in 1996. Diluted net income per share was $4.01 in 1997 compared with $2.47 in 1996.

      Operating revenues in 1997 rose 8% to $17.70 billion, reflecting a 14% increase in market-sensitive revenues and a 6% increase in less market-sensitive revenues. Market-sensitive revenue growth in 1997 included double-digit increases over 1996 in investment banking fees, securities gains and private equity gains, reflecting a favorable market environment for these products. Trading-related revenue in 1997 rose 4% from the 1996 level, despite the difficult market conditions that existed in the 1997 fourth quarter.

      The increase in less market-sensitive revenues from 1996 reflected higher trust and investment management fees and credit card revenue. Operating net interest income was $8.89 billion in 1997, a 2% increase from the previous year. The increase was primarily due to higher volumes of consumer-related loans (particularly credit cards and auto financing).

      Operating expense was $9.76 billion in 1997, an increase of 5% from the prior year. The increase in 1997 was primarily due to higher incentive costs, equipment expense and expenses related to marketing for the co-branded Wal-Mart MasterCard, PC Banking and Better Banking products and services.

      Residual merger-related expenses of $192 million and $164 million were incurred during 1997 and 1996, respectively, relating to the merger of The Chase Manhattan Corporation and Chemical Banking Corporation. At the March 31, 1996 merger date, a $1.65 billion restructuring charge had been incurred.

      Credit costs on an operating basis during 1997 were $1.81 billion, a $358 million increase from the 1996 level. The increase was the result of continued strong growth in credit card outstandings due, in large part, to increased card utilization and improvement in activation and retention programs. Provision for loan losses, which in 1997 equaled net charge-offs, decreased by $93 million or 10% from the 1996 level. The decreases in both the provision and net charge-offs were the result of net recoveries in the commercial loan portfolio as well as a lower level of consumer net charge-offs on a retained basis.

      Income tax expense in 1997 was $2.20 billion, compared with $1.35 billion in 1996. The 1996 amount included tax benefits related to restructuring costs as well as aggregate tax benefits and refunds of $132 million. The effective tax rate was 37.3% for 1997, compared with 38.0% (excluding the aforementioned tax benefits and refunds) for 1996.

Lines of Business Results

Global Bank's operating revenue in 1997 rose $484 million, or 6% over 1996, due mainly to increases in fee revenue, trading-related revenue and higher securities gains. Cash operating earnings and SVA for 1997 increased $225 million and $210 million, respectively, over 1996.

      National Consumer Services operating revenue in 1997 rose $678 million, or 10% over 1996, due mainly to higher revenue driven by higher loan volume in credit cards and mortgage banking products. Cash operating earnings and SVA for 1997 increased $84 million and $56 million, respectively, over 1996, due to higher revenue and the benefit of merger-related savings. Partially offsetting these increases were higher credit costs for credit cards, auto loans and unsecured revolving lines of credit and higher expenses related to marketing initiatives and new product offerings.

      Global Services operating revenue in 1997 rose $217 million, or 10% over 1996, due to strong revenue growth, reflecting an increase in assets under custody and new business initiatives. Cash operating earnings and SVA for 1997 increased $104 million and $110 million, respectively, over 1996, due to higher revenue as well as continued productivity gains.

Management's Report on Responsibility for Financial Reporting and Report of Independent Accountants

To Our Stockholders

The management of Chase has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles. The consolidated financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets, and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Chase maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends any possible improvements. Management believes that as of December 31, 1998, Chase maintains an effective system of internal control.

      The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

      The accounting firm of PricewaterhouseCoopers LLP has performed an independent audit of Chase's financial statements. Management has made available to PricewaterhouseCoopers LLP all of Chase's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate. The firm's report appears below.


                   /s/ Walter V. Shipley
                   Walter V. Shipley
                   Chairman and Chief Executive Officer

                   /s/ Thomas G. Labrecque
                   Thomas G. Labrecque
                   President and Chief Operating Officer

                   /s/ Marc J. Shapiro
                   Marc J. Shapiro
                   Vice Chairman
                   Finance and Risk Management

                   /s/ Dina Dublon
                   Dina Dublon
                   Executive Vice President and Chief Financial Officer


                   January 19, 1999


[LOGO] PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP o 1177 Avenue of the Americas o New York, NY 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
January 19, 1999

Consolidated Balance Sheet
The Chase Manhattan Corporation

-----------------------------------------------------------------------------------------------------------
December 31, (in millions, except share data)                                            1998         1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                             $  17,068    $  15,704
Deposits with Banks                                                                     7,212        2,886
Federal Funds Sold and Securities Purchased Under Resale Agreements                    18,487       30,928
Trading Assets:
  Debt and Equity Instruments                                                          24,844       34,641
  Risk Management Instruments (Net of Allowance for Credit Losses of $150
    in 1998 and $75 in 1997)                                                           32,848       37,752
Securities:
  Available-for-Sale                                                                   62,803       49,755
  Held-to-Maturity (Market Value: $1,703 in 1998 and $2,995 in 1997)                    1,687        2,983
Loans (Net of Allowance for Loan Losses of $3,552 in 1998 and $3,624 in 1997)         169,202      164,830
Premises and Equipment                                                                  4,055        3,780
Due from Customers on Acceptances                                                       1,223        1,719
Accrued Interest Receivable                                                             2,316        3,359
Other Assets                                                                           24,130       17,184
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 365,875    $ 365,521
-----------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic:
    Noninterest-Bearing                                                             $  47,541    $  46,603
    Interest-Bearing                                                                   85,886       71,576
  Foreign:
    Noninterest-Bearing                                                                 4,082        3,205
    Interest-Bearing                                                                   74,928       72,304
                                                                                    ---------    ---------
    Total Deposits                                                                    212,437      193,688
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                41,632       56,126
Commercial Paper                                                                        7,788        4,744
Other Borrowed Funds                                                                    7,239        6,861
Acceptances Outstanding                                                                 1,223        1,719
Trading Liabilities                                                                    38,502       52,438
Accounts Payable, Accrued Expenses and Other Liabilities, Including the
  Allowance for Credit Losses of $170 in 1998 and 1997                                 14,291       12,526
Long-Term Debt                                                                         16,187       13,387
Guaranteed Preferred Beneficial Interests in Corporation's Junior
  Subordinated Deferrable Interest Debentures                                           2,188        1,740
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     341,487      343,229
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (See Note Twenty-Six)
PREFERRED STOCK OF SUBSIDIARY                                                             550          550
STOCKHOLDERS' EQUITY
Preferred Stock                                                                         1,028        1,740
Common Stock (Authorized 1,500,000,000 Shares,
  Issued 881,688,611 Shares in 1998 and 881,506,592 Shares in 1997)                       882          441
Capital Surplus                                                                         9,836       10,360
Retained Earnings                                                                      13,544       11,086
Accumulated Other Comprehensive Income                                                    392          112
Treasury Stock, at Cost (33,703,249 Shares in 1998 and 39,577,640 Shares in 1997)      (1,844)      (1,997)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                             23,838       21,742
-----------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity           $ 365,875    $ 365,521
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statement of Income
The Chase Manhattan Corporation

-----------------------------------------------------------------------------------------------------
Year ended December 31, (in millions, except per share data)              1998        1997       1996
-----------------------------------------------------------------------------------------------------
Interest Income
Loans                                                                 $ 13,389    $ 12,921   $ 12,468
Securities                                                               3,616       3,028      2,862
Trading Assets                                                           2,431       2,770      1,898
Federal Funds Sold and Securities Purchased Under Resale Agreements      2,211       2,607      2,135
Deposits with Banks                                                        642         525        537
-----------------------------------------------------------------------------------------------------
Total Interest Income                                                   22,289      21,851     19,900
-----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits                                                                 6,840       6,561      6,038
Short-Term and Other Borrowings                                          5,612       5,903      4,630
Long-Term Debt                                                           1,271       1,134        901
-----------------------------------------------------------------------------------------------------
Total Interest Expense                                                  13,723      13,598     11,569
-----------------------------------------------------------------------------------------------------
Net Interest Income                                                      8,566       8,253      8,331
Provision for Loan Losses                                                1,343         804        897
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                      7,223       7,449      7,434
-----------------------------------------------------------------------------------------------------

NONINTEREST REVENUE
Investment Banking Fees                                                  1,502       1,136        950
Trust, Custody and Investment Management Fees                            1,543       1,307      1,176
Credit Card Revenue                                                      1,474       1,088        954
Fees for Other Financial Services                                        2,093       1,983      1,923
Trading Revenue                                                          1,449       1,323      1,371
Provision for Risk Management Instrument Credit Losses                    (211)         --         --
Securities Gains                                                           609         312        135
Private Equity Gains                                                       967         831        749
Other Revenue                                                              664         575        286
-----------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                               10,090       8,555      7,544
-----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries                                                                 5,025       4,598      4,232
Employee Benefits                                                          854         839        926
Occupancy Expense                                                          798         767        824
Equipment Expense                                                          890         792        724
Restructuring Costs                                                        529         192      1,814
Other Expense                                                            3,287       2,906      2,647
-----------------------------------------------------------------------------------------------------
Total Noninterest Expense                                               11,383      10,094     11,167
-----------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                         5,930       5,910      3,811
Income Tax Expense                                                       2,148       2,202      1,350
-----------------------------------------------------------------------------------------------------
NET INCOME                                                            $  3,782    $  3,708   $  2,461
-----------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                 $  3,684    $  3,526   $  2,242
-----------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE:
Basic                                                                 $   4.35    $   4.15   $   2.57
Diluted                                                                   4.24        4.01       2.47
-----------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statement of Changes in Stockholders' Equity
The Chase Manhattan Corporation

-------------------------------------------------------------------------------------------
Year ended December 31, (in millions)                         1998        1997        1996
-------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                              $  1,740    $  2,650    $  2,650
Issuance of Stock                                              200        --          --
Redemption of Stock                                           (912)       (910)       --
-------------------------------------------------------------------------------------------
Balance at End of Year                                       1,028       1,740       2,650
-------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                   441         441         458
Issuance of Common Stock for a Two-for-One Stock Split         441          --          --
Retirement of Treasury Stock                                    --          --         (20)
Issuance of Stock                                               --          --           3
-------------------------------------------------------------------------------------------
Balance at End of Year                                         882         441         441
-------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                10,360      10,459      11,075
Issuance of Common Stock for a Two-for-One Stock Split        (441)         --          --
Retirement of Treasury Stock                                    --          --        (433)
New Issuances of Stock                                          --          --          42
Shares Issued and Commitments to Issue Common Stock for
  Employee Stock-Based Awards and Related Tax Effects          (83)        (99)       (225)
-------------------------------------------------------------------------------------------
Balance at End of Year                                       9,836      10,360      10,459
-------------------------------------------------------------------------------------------

RETAINED EARNINGS
Balance at Beginning of Year                                11,086       8,610       7,986
Net Income                                                   3,782       3,708       2,461
Retirement of Treasury Stock                                    --          --        (557)
Cash Dividends Declared:
  Preferred Stock                                              (98)       (182)       (219)
  Common Stock                                              (1,226)     (1,050)     (1,061)(a)
-------------------------------------------------------------------------------------------
Balance at End of Year                                      13,544      11,086       8,610
-------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at Beginning of Year                                   112        (271)       (226)
Other Comprehensive Income                                     280         383         (45)
-------------------------------------------------------------------------------------------
Balance at End of Year                                         392         112        (271)
-------------------------------------------------------------------------------------------

TREASURY STOCK, AT COST
Balance at Beginning of Year                                (1,997)       (895)     (1,107)
Purchase of Treasury Stock                                  (1,091)     (2,169)     (2,037)
Reissuance of Treasury Stock                                 1,244       1,067       1,239
Retirement of Treasury Stock                                    --          --       1,010
-------------------------------------------------------------------------------------------
Balance at End of Year                                      (1,844)     (1,997)       (895)
-------------------------------------------------------------------------------------------
Total Stockholders' Equity                                $ 23,838    $ 21,742    $ 20,994
-------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME:
Net Income                                                $  3,782    $  3,708    $  2,461
Other Comprehensive Income (Loss)                              280         383         (45)
-------------------------------------------------------------------------------------------
Comprehensive Income                                      $  4,062    $  4,091    $  2,416
-------------------------------------------------------------------------------------------

(a) Includes fourth quarter 1995 common stock dividends of $80 million declared and paid by heritage Chase in the 1996 first quarter.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statement of Cash Flows
The Chase Manhattan Corporation

---------------------------------------------------------------------------------------------------------------
Year ended December 31, (in millions)                                            1998         1997        1996
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                  $   3,782    $   3,708    $  2,461
Adjustments to Reconcile Net Income to Net Cash Provided by
       Operating Activities:
  Provision for Loan Losses                                                     1,343          804         897
  Provision for Risk Management Instrument Credit Losses                          211           --          --
  Restructuring Costs                                                             529          192       1,814
  Depreciation and Amortization                                                 1,170          951         869
  Net Change In:
    Trading-Related Assets                                                     14,785      (11,437)     (9,245)
    Accrued Interest Receivable                                                 1,043         (339)       (479)
    Other Assets                                                               (5,030)      (2,264)      1,167
    Trading-Related Liabilities                                               (14,445)      14,708       3,826
    Accrued Interest Payable                                                     (714)         123         395
    Other Liabilities                                                           1,591         (627)     (1,743)
    Other, Net                                                                   (673)        (358)       (945)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                3,592        5,461        (983)
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                          (4,326)       5,458         124
  Federal Funds Sold and Securities Purchased Under Resale Agreements           8,626       (5,673)    (12,929)
  Loans Due to Sales and Securitizations                                       45,400       26,967      37,428
  Other Loans, Net                                                            (52,052)     (37,445)    (42,935)
  Other, Net                                                                     (801)          64        (905)
Proceeds from the Maturity of Held-to-Maturity Securities                       1,382          959       1,057
Purchases of Held-to-Maturity Securities                                          (91)        (130)       (277)
Proceeds from the Maturity of Available-for-Sale Securities                    27,035       10,250       8,513
Proceeds from the Sale of Available-for-Sale Securities                       162,870       95,045      44,194
Purchases of Available-for-Sale Securities                                   (201,622)    (109,849)    (60,380)
Cash Used in Acquisitions                                                        (981)      (5,153)         --
Proceeds from Divestitures of Nonstrategic Businesses                              --          847          --
---------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (14,560)     (18,660)    (26,110)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                    938        3,914       5,743
  Domestic Time and Savings Deposits                                           14,310        4,509       4,160
  Foreign Deposits                                                              3,501        4,500        (471)
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements     (10,679)       5,969      18,029
  Other Borrowed Funds                                                          3,422       (2,126)       (199)
  Other, Net                                                                     (352)        (556)        361
Proceeds from the Issuance of Long-Term Debt and Capital Securities             5,182        3,945       1,891
Repayments of Long-Term Debt                                                   (1,949)      (2,134)     (1,453)
Proceeds from the Issuance of Stock                                             1,232          967       1,082
Proceeds from the Issuance of Preferred Stock of Subsidiary                        --           --         550
Redemption of Preferred Stock                                                    (912)        (910)         --
Treasury Stock Purchased                                                       (1,091)      (2,585)     (1,611)
Cash Dividends Paid                                                            (1,278)      (1,212)     (1,188)
---------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      12,324       14,281      26,894
---------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                          8           17          10
Net Increase (Decrease) in Cash and Due from Banks                              1,364        1,099        (189)
Cash and Due from Banks at the Beginning of the Year                           15,704       14,605      14,794
---------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                              $  17,068    $  15,704    $ 14,605
Cash Interest Paid                                                          $  13,009    $  13,475    $ 11,174
Taxes Paid                                                                  $   1,405    $   1,144    $  1,650
---------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The Chase Manhattan Corporation ("Chase") is a bank holding company organized under the laws of the State of Delaware and registered under the Bank Holding Company Act.

      Chase conducts its worldwide financial services businesses through various bank and nonbank subsidiaries. The principal bank subsidiaries of Chase are The Chase Manhattan Bank ("Chase Bank"), a New York State bank headquartered in New York City; Chase Bank of Texas, National Association ("Chase Texas"), a national bank headquartered in Houston, Texas; and Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Wilmington, Delaware. The principal nonbank subsidiary of Chase is Chase Securities Inc., Chase's "Section 20" subsidiary, which is engaged in securities underwriting and dealing activities. For a discussion of Chase's business segment information, see Note Twenty-Three.

      On March 31, 1996, The Chase Manhattan Corporation ("heritage Chase") merged (the "Merger") with and into Chemical Banking Corporation ("Chemical"). Upon consummation of the merger, Chemical changed its name to "The Chase Manhattan Corporation."

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

Basis of Presentation

The consolidated financial statements include the accounts of Chase and its majority-owned subsidiaries, after eliminating intercompany balances and transactions. Equity investments of 20%-50% ownership interest are generally accounted for in accordance with the equity method of accounting and are reported in Other Assets. Chase's proportional share of earnings (losses) of these companies is included in Other Revenue.

      Assets held in an agency or fiduciary capacity by Chase are not assets of Chase and, accordingly, are not included in the Consolidated Balance Sheet.

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

Debt and Equity Instruments; Securities Sold, Not Yet Purchased; and Structured
Notes: Debt and equity instruments, which include securities, loans, and other credit instruments held for trading purposes, are reported as Trading Assets. Obligations to deliver securities sold but not yet purchased and structured notes issued by Chase are reported as Trading Liabilities. Interest payable on securities sold but not yet purchased and on structured notes is reported as interest expense.

Risk Management Instruments: Chase deals in interest rate, foreign exchange, equity, commodity, and other contracts to generate trading revenues. These contracts include futures, forwards, forward rate agreements, swaps, and options (including interest rate caps and floors). The estimated fair values of these contracts are reported on a gross basis as Trading Assets-Risk Management Instruments for contracts having a positive fair value and Trading Liabilities for contracts having a negative fair value. Contracts executed with the same counterparty under legally enforceable master netting agreements are presented on a net basis.

Derivatives Used in Asset/Liability Management Activities

As part of its asset/liability management ("ALM") activities, Chase uses interest rate swaps, futures, forward rate agreements, and option contracts (including interest rate caps and floors) to hedge exposures or to modify the interest rate characteristics of related balance sheet items. Derivative contracts used for ALM activities have a high correlation with the balance sheet item being hedged. This high level correlation is requiredboth at inception and throughout the hedge period. These derivative contracts are linked to specific assets or liabilities or groups of similar assets or liabilities. A risk reduction criterion is also required for futures contracts.

      The derivative contracts that meet the above criteria are accounted for under the accrual method or available-for-sale fair value method, as discussed below. Derivative contracts that subsequently fail to meet the criteria are redesignated as trading activities.

Accrual Method: Under the accrual method, interest income or expense on derivative contracts is accrued and there is no recognition of unrealized gains and losses on the derivatives on the balance sheet. Premiums on option contracts are amortized over the contract life to interest income, interest expense, or noninterest revenue.

Available-for-Sale Fair Value Method: Derivatives linked to available-for-sale securities are carried at fair value. The accrual of interest income or interest expense on these derivatives is reported in Interest Income on Securities. Changes in the market values of these derivatives, exclusive of net interest accruals, are reported, net of applicable taxes, in the Accumulated Other Comprehensive Income caption in Stockholders' Equity. This policy is consistent with the reporting of unrealized gains and losses on the related available-for-sale securities.

Notes to Consolidated Financial Statements

      For both of the above accounting methods, realized gains and losses from the settlement or termination of derivative contracts are deferred as adjustments to the carrying values of the related balance sheet items. The realized gains and losses are amortized to interest income, interest expense, or noninterest revenue over the appropriate risk management periods (generally the remaining life of the derivative at the date of its termination or the remaining life of the linked asset or liability). Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed of, then the deferred gains and losses on the derivative contracts are recognized as a part of the gain or loss on disposition of the related assets or liabilities.

Resale and Repurchase Agreements

Chase enters into short-term purchases of securities under agreements to resell ("resale agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. Prior to 1998, resale agreements and repurchase agreements were accounted for as secured lending and secured borrowing transactions, respectively. Effective January 1, 1998, Chase implemented SFAS 127, which had deferred the effective date of SFAS 125 relating to the accounting for securities lending, repurchase agreements, and other secured financing transactions. Under the new standards, resale agreements and repurchase agreements are accounted for as secured lending and secured borrowing transactions, respectively, when certain criteria are met. If the criteria are not met, then Chase accounts for its resale agreements as purchases of securities with related off-balance sheet forward commitments to resell and accounts for its repurchase agreements as sales of securities with related off-balance sheet forward commitments to repurchase. For resale agreements accounted for as secured lending transactions where Chase, as the secured party, has taken control of the securities received as collateral, Chase recognizes the securities in trading assets and records an obligation to return those securities in trading liabilities. For repurchase agreements accounted for as secured borrowing transactions where the secured party has taken control of securities pledged by Chase as collateral, Chase reclassifies the securities pledged as a receivable. The impact of adopting SFAS 127 on Chase's earnings, liquidity, and capital resources was not material.

      The amounts advanced under resale agreements accounted for as secured lending transactions and the amounts borrowed under repurchase agreements accounted for as secured borrowing transactions are carried on the balance sheet at the amount advanced or borrowed plus accrued interest. Interest earned on resale agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively. Chase offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Chase takes possession of securities purchased under resale agreements. Chase monitors the market value of these securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate. During 1998, the maximum month-end balances of outstanding resale and repurchase agreements, were $34.3 billion and $58.3 billion, respectively. The daily average amounts of outstanding resale and repurchase agreements were $31.7 billion and $46.7 billion, respectively.

Securities

Securities are classified as available-for-sale when, in management's judgement, they may be sold in response to or in anticipation of changes in market conditions. Available-for-sale securities and the related hedge are carried on the balance sheet at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, in the Accumulated Other Comprehensive Income caption in Stockholders' Equity. Securities that Chase has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheet.

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

      Chase anticipates prepayment of principal in the calculation of the effective yield for mortgage-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs"). The prepayment of MBSs and CMOs is actively monitored through Chase's portfolio management function. Chase typically invests in MBSs and CMOs with stable cash flows, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing regarding the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have high prepayment risk are included in the available-for-sale portfolio and are reported at fair value.

Loans

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees (nonrefundable yield-related loan fees, net of related direct origination costs). Loans held for sale are carried at the lower of aggregate cost or fair value. Certain loans meeting the accounting definition of a security under SFAS 115 are classified as loans and measured at fair value. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

      Chase sells or securitizes certain commercial and consumer loans. Some loans are sold with recourse to Chase for which appropriate reserves are provided. Gains and losses are reported in Other Revenue.

      Nonaccrual loans are those loans on which the accrual of interest is discontinued. Loans other than certain consumer loans discussed below are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, all cash receipts are thereafter applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

      Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency. This policy excludes residential mortgage products and auto financings which are accounted for in accordance with the nonaccrual loan policy discussed above. Credit card loans, for example, are charged off at the earlier of 180 days past due or 75 days after notification of the filing of bankruptcy. Other consumer products are generally charged-off at 120 days past due. Accrued interest is reversed against interest income when the consumer loan is charged-off.

      Chase accounts for and discloses nonaccrual commercial loans as impaired loans. Impaired loans are carried at the present value of the future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Chase recognizes interest income on impaired loans as discussed above for nonaccrual loans. Chase excludes from impaired loans its small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases.

      A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

Allowance for Credit Losses

The allowance for credit losses provides for risks of losses inherent in the credit extension process for loans, risk management instruments and lending-related commitments. These commitments include letters of credit, guarantees and undrawn commitments to extend credit. The allowance is a general allowance and is periodically reviewed and analyzed. The analyses include consideration of the risk rating of individual credits, the size and diversity of the portfolio, economic and political conditions, prior loss experience, and results of periodic credit reviews of the portfolio. The allowance for credit losses is increased by provisions for credit losses charged against income and is reduced by charge-offs, net of recoveries. Charge-offs are recorded when, in the judgement of management, an extension of credit is deemed uncollectible, in whole or in part.

      Chase allocates the allowance for credit losses into these components:

                                                  Reported in:
Allowance for credit           -------------------------------------------------
losses on:                     Balance Sheet            Income Statement
--------------------------------------------------------------------------------
Loans                          Allowance for Loan       Provision for Loan
                               Losses                   Losses
--------------------------------------------------------------------------------
Risk Management Instruments    Trading Assets-          Provision for Risk
                               Risk Management          Management Instrument
                               Instruments              Credit Losses
--------------------------------------------------------------------------------
Lending-Related Commitments    Other Liabilities        Fee Revenue
--------------------------------------------------------------------------------

Premises and Equipment

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Capital leases are included in premises and equipment at the capitalized amount less accumulated amortization. Depreciation and amortization of premises are included in Occupancy Expense, while depreciation of equipment is included in Equipment Expense. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized.

      Chase early adopted AICPA SOP 98-1 effective January 1, 1998. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. Chase capitalized $123 million of such costs in 1998.

Other Assets

Private Equity Investments: Private equity investments include direct equity and equity-related investments and fund investments. Marketable holdings are marked-to-market at the public market value less a liquidity discount. Nonmarketable holdings are carried at cost, with the exception of holdings in which a subsequent investment by an unaffiliated party indicates a valuation in excess of cost (in which case an unrealized gain is recorded based on such valuation) and holdings for which evidence of an other-than-temporary decline in value exists (in which case an impairment loss is recorded). Income from these investments is reported in Private Equity Gains.

Notes to Consolidated Financial Statements

Assets Acquired as Loan Satisfactions: Assets acquired in full or partial satisfaction of loans, primarily consisting of real estate, are reported at the lower of cost or fair value (less costs to sell for real estate). Writedowns at the date of transfer (to Assets Acquired as Loan Satisfactions) are charged to the allowance for loan losses, and subsequently are charged to Foreclosed Property Expense. For real estate, operating expenses (net of related revenues) and gains and losses on sales are reported in Foreclosed Property Expense.

Assets Held for Accelerated Disposition: These assets consist primarily of real estate loans and real estate assets acquired as loan satisfactions. At the date of transfer to the accelerated disposition portfolio, these assets are recorded at their initial estimated disposition value less costs to sell. Subsequently, assets held for accelerated disposition are carried at the lower of cost or current estimated disposition value. Cash interest received from these assets is recognized either in income or applied to reduce the carrying value of loans, depending on management's judgement of collectibility. Any adjustments to the carrying value of these assets or realized gains and losses on the sale of these assets are reported in Other Revenue.

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

Fee-Based Revenue

Investment banking fees primarily include fees received for managing and syndicating loan arrangements; providing financial advisory services in connection with leveraged buyouts, recapitalizations, and mergers and acquisitions; arranging private placements; and underwriting debt and equity securities. Investment banking fees are recognized when the services to which they relate have been provided. In addition, recognition of syndication fees is subject to satisfying certain syndication tests.

      Trust, custody, and investment management fees primarily include fees received in connection with personal, corporate, and employee benefit trust and investment management activities. Fees for other financial services primarily include fees from deposit accounts, mortgage servicing, loan commitments, standby letters of credit, compensating balances, insurance products, brokerage services and other financial service-related products. All of these fees are generally recognized over the period that the related service is provided.

      Credit card revenues primarily include fees received in connection with credit card activities such as annual, late payment, cash advance, and interchange fees, as well as servicing fees earned in connection with securitization activities. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a twelve-month period.

Income Taxes

Chase recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements. The deferred tax liability (asset) is determined based on applicable tax rates which will be in effect when the underlying items of income and expense are expected to be reported to the taxing authorities. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a "more-likely-than-not" criterion is met. Annual deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) account from the beginning to the end of the year. A current tax liability (asset) is recognized for the estimated taxes payable or refundable for the current year.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using applicable rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in Other Comprehensive Income within Stockholders' Equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets, liabilities and related hedges to the U.S. dollar are reported in the income statement.

Statement of Cash Flows

Cash and cash equivalents reported in the Consolidated Statement of Cash Flows represent the amounts included in the balance sheet caption Cash and Due from Banks. Cash flows from loans and deposits are reported on a net basis.

--------------------------------------------------------------------------------
2 -- TRADING ACTIVITIES
--------------------------------------------------------------------------------

Trading Revenue

The following table sets forth the components of total trading-related revenue.

Year Ended December 31, (in millions)              1998          1997       1996
--------------------------------------------------------------------------------
Trading Revenue                                  $1,449(e)     $1,323     $1,371
Net Interest Income Impact(a)                       711           613        486
--------------------------------------------------------------------------------
Total Trading-Related Revenue                    $2,160        $1,936     $1,857
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                     $  695        $  704     $  515
  Foreign Exchange Contracts(c)                     963           790        432
  Debt Instruments, Equities and
    Commodities(d)                                  502           442        910
--------------------------------------------------------------------------------
Total Trading-Related Revenue                    $2,160(e)     $1,936     $1,857
--------------------------------------------------------------------------------

(a) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.
(b) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures and options, forward rate agreements and related hedges.
(c)   Includes foreign exchange spot and option contracts.
(d) Includes U.S. and foreign government and government agency securities, corporate debt instruments, emerging markets debt instruments, debt-related derivatives, equity securities, equity derivatives and commodity derivatives.
(e) Excludes the provision for risk management instrument credit losses of $211 million in 1998. There were no provisions in prior years.

Trading Assets and Liabilities

The following table presents trading assets and trading liabilities for the dates indicated.

December 31, (in millions)                                      1998       1997
--------------------------------------------------------------------------------
Trading  Assets
 Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                     $ 5,881    $ 8,329
  Certificates of Deposit, Bankers' Acceptances
    and Commercial Paper                                       3,375      3,117
  Debt Securities Issued by Foreign Governments                9,774     11,063
  Debt Securities Issued by Foreign Financial Institutions       229      5,399
  Corporate Securities                                         1,598      1,833
  Other                                                        3,987      4,900
--------------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments             $24,844    $34,641
--------------------------------------------------------------------------------
Risk Management Instruments:
  Interest Rate Contracts                                    $12,707    $15,980
  Foreign Exchange Contracts                                  16,013     20,225
  Debt, Equity, Commodity and Other Contracts                  4,278      1,622
  Allowance for Risk Management
    Instrument Credit Losses                                    (150)       (75)
--------------------------------------------------------------------------------
Total Trading Assets-Risk Management Instruments             $32,848    $37,752
--------------------------------------------------------------------------------
Trading Liabilities
Risk Management Instruments:
  Interest Rate Contracts                                    $13,298    $17,668
  Foreign Exchange Contracts                                  16,592     20,475
  Debt, Equity, Commodity and Other Contracts                  2,790      1,558
--------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments              $32,680    $39,701
Securities Sold, Not Yet Purchased                             4,608      9,818
Structured Notes                                               1,214      2,919
--------------------------------------------------------------------------------
Total Trading Liabilities                                    $38,502    $52,438
--------------------------------------------------------------------------------

      Average trading assets and liabilities were as follows for the periods indicated.

Year Ended December 31, (in millions)                           1998       1997
--------------------------------------------------------------------------------
Trading Assets-Debt and Equity Instruments                   $30,021    $35,660
--------------------------------------------------------------------------------
Trading Assets-Risk Management Instruments                   $36,127    $34,426
--------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments              $37,200    $35,309
Securities Sold, Not Yet Purchased                             6,604     10,719
Structured Notes                                               2,855      2,378
--------------------------------------------------------------------------------
Total Trading Liabilities                                    $46,659    $48,406
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
3 -- SECURITIES
--------------------------------------------------------------------------------

See Note One for a discussion of the accounting policies relating to securities. Net gains from available-for-sale securities sold in 1998, 1997 and 1996 amounted to $609 million (gross gains of $949 million and gross losses of $340 million), $312 million (gross gains of $496 million and gross losses of $184 million), and $135 million (gross gains of $281 million and gross losses of $146 million), respectively. There were no sales of held-to-maturity securities during the three years ended December 31, 1998.

      The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                                 1998                                         1997
                                             ------------------------------------------  ------------------------------------------
                                                             Gross       Gross                           Gross       Gross
                                             Amortized  Unrealized  Unrealized     Fair  Amortized  Unrealized  Unrealized     Fair
December 31, (in millions)                        Cost       Gains      Losses    Value       Cost       Gains      Losses    Value
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-Sale Securities:
U.S. Government and Federal
 Agency/Corporation Obligations:
  Mortgage-Backed Securities                   $42,916        $ 94        $ 16  $42,994    $27,849        $ 97        $  3  $27,943
  Collateralized Mortgage Obligations              260          --          --      260      2,013           5          --    2,018
  U.S. Treasuries                                8,844         285          13    9,116     11,492          18          49   11,461
Obligations of State and Political
 Subdivisions                                      226           1          --      227        274           2          --      276
Debt Securities Issued by Foreign
 Governments                                     8,176         108          58    8,226      6,153          47          62    6,138
Corporate Debt Securities                          261           6          12      255        606          17           1      622
Equity Securities                                  832         233           7    1,058        876         197          58    1,015
Other, primarily Asset-Backed Securities(a)        628          44           5      667        308           3          29      282
-----------------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities            $62,143        $771        $111  $62,803    $49,571        $386        $202  $49,755
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
U.S. Government and Federal
 Agency/Corporation Obligations:
  Mortgage-Backed Securities                   $   898        $ 16        $ --  $   914    $ 1,256        $ 12        $  1  $ 1,267
  Collateralized Mortgage Obligations              720           1           1      720      1,660           4           3    1,661
  U.S. Treasuries                                   65          --          --       65         52          --          --       52
Other, primarily Asset-Backed Securities(a)          4          --          --        4         15          --          --       15
-----------------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities              $ 1,687        $ 17        $  1  $ 1,703    $ 2,983        $ 16        $  4  $ 2,995
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations. See Note One for further discussion.

      The amortized cost, estimated fair value, and average yield at December 31, 1998 of Chase's available-for-sale and held-to-maturity securities by contractual maturity range are presented in the following table.

                                              Available-for-Sale Securities             Held-to-Maturity Securities
                                         --------------------------------------    --------------------------------------
Maturity Schedule of Securities          Amortized         Fair      Average       Amortized         Fair      Average
December 31, 1998 (in millions)               Cost        Value        Yield(a)         Cost        Value        Yield(a)
-------------------------------------------------------------------------------------------------------------------------
Due in One Year or Less                    $ 2,789      $ 2,838         4.32%        $    88      $    88         5.67%
Due After One Year Through Five Years        9,595        9,711         6.13             169          171         7.77
Due After Five Years Through Ten Years       5,472        5,644         5.51             135          135         6.70
Due After Ten Years(b)                      44,287       44,610         6.21           1,295        1,309         6.47
-------------------------------------------------------------------------------------------------------------------------
Total Securities                           $62,143      $62,803         6.05%        $ 1,687      $ 1,703         6.57%
-------------------------------------------------------------------------------------------------------------------------

(a) The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on available-for-sale securities) and the amortization of premiums and accretion of discounts by total amortized cost. Taxable-equivalent yields are used where applicable.
(b) Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of Chase's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.

--------------------------------------------------------------------------------
4 -- LOANS
--------------------------------------------------------------------------------

The composition of the loan portfolio at each of the dates indicated was as follows:

                                                   1998                                1997
                                    --------------------------------    --------------------------------
December 31, (in millions)          Domestic     Foreign       Total    Domestic     Foreign       Total
--------------------------------------------------------------------------------------------------------
Consumer:
1-4 Family Residential Mortgages    $ 41,831    $  1,467    $ 43,298    $ 38,680    $  1,472    $ 40,152
Credit Card                           14,229         718      14,947      15,631         615      16,246
Auto Financings                       16,456           1      16,457      13,243          15      13,258
Other Consumer                         8,375       1,621       9,996       8,543       1,874      10,417
--------------------------------------------------------------------------------------------------------
  Total Consumer                      80,891       3,807      84,698      76,097       3,976      80,073
--------------------------------------------------------------------------------------------------------
Commercial:
Commercial and Industrial             43,123      24,664      67,787      37,931      27,628      65,559
Commercial Real Estate:
  Commercial Mortgage                  3,029         337       3,366       4,084         663       4,747
  Construction                           955          30         985         946          50         996
Financial Institutions                 6,583       4,537      11,120       6,652       6,989      13,641
Foreign Governments                       --       4,798       4,798          --       3,438       3,438
--------------------------------------------------------------------------------------------------------
  Total Commercial                    53,690      34,366      88,056      49,613      38,768      88,381
--------------------------------------------------------------------------------------------------------
Total Loans(a)                      $134,581    $ 38,173    $172,754    $125,710    $ 42,744    $168,454
--------------------------------------------------------------------------------------------------------

(a) Loans are presented net of unearned income of $1,667 million and $1,612 million at December 31, 1998 and 1997, respectively.

      Bonds issued to Chase by foreign governments (such as Mexico, Venezuela and Brazil) as part of a debt renegotiation (i.e., "Brady Bonds") are classified as loans, but are subject to the provisions of SFAS 115. The amortized cost and estimated fair value of loans measured in accordance with SFAS 115 (which are all available-for-sale), including the impact of related derivatives, were as follows:

December 31, (in millions)                               1998              1997
--------------------------------------------------------------------------------
Amortized Cost                                        $   623           $ 1,005
Gross Unrealized Gains                                     47                89
Gross Unrealized Losses                                  (101)             (112)
--------------------------------------------------------------------------------
Fair Value                                            $   569           $   982
--------------------------------------------------------------------------------

The gains and losses on the disposition of the above-mentioned loans were as follows:

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Gross Realized Gains                              $  44       $ 121       $ 155
Gross Realized Losses                               (46)       (121)       (235)
--------------------------------------------------------------------------------
Net Losses                                        $  (2)      $  --       $ (80)
--------------------------------------------------------------------------------
Cash Proceeds from Sales                          $ 344       $ 897       $ 952
--------------------------------------------------------------------------------

Impaired Loans

The following table sets forth information about Chase's impaired loans. Chase uses the discounted cash flow method as its primary method for valuing its impaired loans.

December 31, (in millions)                                      1998        1997
--------------------------------------------------------------------------------
Impaired Loans with an Allowance                              $1,020      $  483
Impaired Loans without an Allowance(a)                            25          24
--------------------------------------------------------------------------------
Total Impaired Loans                                          $1,045      $  507
--------------------------------------------------------------------------------
Allowance for Impaired Loans under SFAS 114(b)                $  314      $  174
Average Balance of Impaired Loans During the Year             $  820      $  628
Interest Income Recognized on Impaired Loans
  During the Year                                             $   10      $    8
--------------------------------------------------------------------------------

(a) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b) The allowance for impaired loans under SFAS 114 is included in Chase's allowance for loan losses.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
5 -- ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

The table below summarizes the changes in the allowance for loan losses.

Year Ended December 31,
(in millions)                                                        1998        1997           1996
--------------------------------------------------------------------------------------------------------
Allowance at January 1                                            $ 3,624     $ 3,549        $ 3,784
  Provision for Loan Losses                                         1,343         804            897
  Charge-Offs                                                      (1,791)     (1,096)        (1,187)
  Recoveries                                                          373         292            290
                                                                  -------     -------        -------
  Net Charge-Offs                                                  (1,418)       (804)          (897)
  Charge Related to Conforming Credit Card Charge-Off Policies         --          --           (102)(a)
  Transfer to Trading Assets-Risk Management Instruments               --          --            (75)
  Transfer to Other Liabilities                                        --        (100)           (70)
  Allowance Related to Purchased Portfolios and Subsidiaries            5         172(b)          13
  Foreign Exchange Translation Adjustment                              (2)          3             (1)
--------------------------------------------------------------------------------------------------------
Allowance at December 31                                          $ 3,552     $ 3,624        $ 3,549
--------------------------------------------------------------------------------------------------------

(a) During 1996, Chase incurred a charge of $102 million as a result of conforming the credit card charge-off policies of the heritage Chase and Chemical.
(b) Includes approximately $160 million related to the purchase of a credit card portfolio.

--------------------------------------------------------------------------------
6 -- LONG-TERM DEBT
--------------------------------------------------------------------------------

The following table is a summary of long-term debt (net of unamortized original issue debt discount).

By remaining maturity at December 31,(a)                     Under          After            1998            1997
(in millions)                                               1 year      1-5 years         5 years           Total            Total
----------------------------------------------------------------------------------------------------------------------------------
Parent Company:
Senior Debt:           Fixed Rate                          $   --          $  709          $  115         $   824          $ 1,090
                       Variable Rate                          623           3,853              49           4,525            2,054
                       Modified Interest Rates(b)     5.16 - 5.85%    5.20 - 9.78%    5.06 - 5.49%    5.06 - 9.78%    2.82 - 10.44%
Subordinated Debt:     Fixed Rate                           1,400           1,365           4,387           7,152            6,363
                       Variable Rate                           --             692             298             990            1,014
                       Modified Interest Rates(b)    7.58 - 10.38%   5.22 - 10.13%    5.27 - 8.00%   5.22 - 10.38%    5.69 - 10.38%
----------------------------------------------------------------------------------------------------------------------------------
                             Subtotal                      $2,023          $6,619          $4,849         $13,491          $10,521
----------------------------------------------------------------------------------------------------------------------------------
Subsidiaries:
Senior Debt:           Fixed Rate                          $  340          $  311          $  128         $   779          $   751
                       Variable Rate                            -             700               -             700              749
                       Modified Interest Rates(b)      5.66-10.01%    5.86 - 9.77%     4.00-10.60%     4.00-10.60%    4.00 - 10.60%
Subordinated Debt:     Fixed Rate                              --             318             649             967              966
                       Variable Rate                           --             250               -             250              400
                       Modified Interest Rates(b)              --%    3.24 - 7.25%    5.12 - 5.81%    3.24 - 7.25%   3.24  -  7.25%
----------------------------------------------------------------------------------------------------------------------------------
                             Subtotal                      $  340          $1,579          $  777         $ 2,696          $ 2,866
----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                       $2,363          $8,198          $5,626         $16,187(c)       $13,387
----------------------------------------------------------------------------------------------------------------------------------

(a)   Remaining maturity is based on contractual maturity of the debt.
(b) The interest rates shown have been adjusted to reflect the effect of ALM derivative contracts, primarily interest rate swaps, used to convert Chase's fixed-rate debt to variable rates. The interest rates shown are those in effect at year-end.
(c) At December 31, 1998, long-term debt aggregating $3.7 billion was redeemable at the option of Chase, in whole or in part, prior to maturity, based on the terms specified in their respective notes. The aggregate principal amount of debt that matures in each of the five years subsequent to 1998 are $2,363 million in 1999, $3,651 million in 2000, $1,356 million in 2001, $1,912 million in 2002 and $1,279 million in 2003.

      Chase issues long-term debt denominated in various currencies, although predominately in U.S. dollars, with both fixed and variable interest rates.

      Fixed-rate debt outstanding at December 31, 1998 mature at various dates through 2048 and carry contractual interest rates ranging from 4.00% to 11.83%. The consolidated weighted-aver-age interest rates on fixed-rate debt at December 31, 1998 and 1997 were 7.43% and 7.56%, respectively. Variable-rate debt outstanding, with contractually-determined interest rates ranging from 4.40% to 6.15% at December 31, 1998, mature at various dates through 2028. The consolidated weighted-average contractual interest rates on variable-rate debt at December 31, 1998 and 1997 were 5.42% and 5.94%, respectively.

      Included in long-term debt are equity commitment notes and equity contract notes totaling $875 million at December 31, 1998. At December 31, 1998, Chase had designated proceeds from the sale of capital securities, as defined in regulations by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), in an amount sufficient to satisfy fully the requirements of its equity commitment and equity contract notes.

      Chase has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $375 million at December 31, 1998.

Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures

At December 31, 1998, six separate wholly-owned Delaware statutory business trusts established by Chase had issued an aggregate $2,188 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital of Chase. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of Chase. The sole asset of each statutory business trust is the debentures. Chase has fully and unconditionally guaranteed each of the business trust's obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

      The following is a summary of Chase's outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debentures issued by Chase to each trust as of December 31, 1998.

($ in millions)    Amount of Capital
                    Securities, Net    Principal Amount of   Stated Maturity of    Interest Rate of             Interest
                   of Discount Issued    Chase Debentures,   Capital Securities   Capital Securities      Payment/Distribution
Name of Trust         by Trust(a)        Held by Trust(b)      and Debentures        and Debentures               Dates
------------------------------------------------------------------------------------------------------------------------------------
Chase Capital I        $   600                $   619             12/1/2026                   7.67%  Semi-annual - commencing 6/1/97
Chase Capital II           494                    516              2/1/2027            LIBOR + .50%    Quarterly - commencing 5/1/97
Chase Capital III          296                    309              3/1/2027            LIBOR + .55%    Quarterly - commencing 6/1/97
Chase Capital IV           350                    361             12/6/2027                   7.34%   Quarterly - commencing 3/31/98
Chase Capital V            200                    206             3/31/2028                   7.03%   Quarterly - commencing 3/31/98
Chase Capital VI           248                    258              8/1/2028           LIBOR + .625%   Quarterly - commencing 11/1/98
------------------------------------------------------------------------------------------------------------------------------------
  Total                $ 2,188                $ 2,269
------------------------------------------------------------------------------------------------------------------------------------

(a) Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of Chase.
(b) Represents the principal amount of Chase debentures held as assets by each trust. These amounts represent intercompany transactions and are eliminated in Chase's consolidated financial statements.

--------------------------------------------------------------------------------
7 -- PREFERRED STOCK OF SUBSIDIARY
--------------------------------------------------------------------------------

In September 1996, Chase Preferred Capital Corporation ("Chase Preferred Capital"), a wholly-owned subsidiary of Chase Bank, publicly issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares"), with a liquidation preference of $25 per share. Chase Preferred Capital is a real estate investment trust ("REIT") established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on the Series A Preferred Shares are cumulative and are payable quarterly. The dividends are recorded as minority interest expense by Chase.

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

--------------------------------------------------------------------------------
8 -- PREFERRED STOCK
--------------------------------------------------------------------------------

Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding shares of preferred stock at December 31, 1998 and 1997 were 31.1 million and 45.6 million, respectively.

      As shown in the summary table that follows, during 1998 Chase issued $200 million of Fixed/Adjustable Rate, Noncumulative preferred stock. Also during 1998, Chase redeemed five series of preferred stock, three at redemption prices of $100 per share and two at redemption prices of $25 per share, together in each case with any accrued but unpaid dividends.

      Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stock outstanding have preference over Chase's common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of Chase.

Notes to Consolidated Financial Statements

      The following is a summary of Chase's preferred stocks outstanding:

                                                                                                                        Rate in
                                        Stated Value                      Outstanding at December 31,    Earliest      Effect at
                                       and Redemption        Shares       ---------------------------   Redemption    December 31,
                                      Price Per Share(a)  (in millions)    1998  (in millions)  1997      Date           1998
---------------------------------------------------------------------------------------------------------------------------------
Adjustable Rate, Series L Cumulative       $100.00             2.0        $  200               $  200    6/30/1999      4.500%(c)
Adjustable Rate, Series N Cumulative         25.00             9.1           228                  228    6/30/1999      4.505(c)
9.76% Cumulative                             25.00             4.0           100                  100    9/30/1999      9.760
10.96% Cumulative                            25.00             4.0           100                  100    6/30/2000     10.960
10.84% Cumulative                            25.00             8.0           200                  200    6/30/2001     10.840
Fixed/Adjustable Rate, Noncumulative         50.00             4.0           200                   --    6/30/2003      4.960(c)
7.92% Cumulative                            100.00             2.0(b)         --                  200           --         --
8.40% Cumulative                             25.00             6.9            --                  172           --         --
7.58% Cumulative                            100.00             2.0(b)         --                  200           --         --
7.50% Cumulative                            100.00             2.0(b)         --                  200           --         --
10.50% Cumulative                            25.00             5.6            --                  140           --         --
---------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                                     $1,028               $1,740
---------------------------------------------------------------------------------------------------------------------------------

(a) Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b) Shares of each of these series are represented by 8.0 million depositary shares, each representing .25 of a share.
(c) Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remains fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

--------------------------------------------------------------------------------
9 -- COMMON STOCK
--------------------------------------------------------------------------------

On May 19, 1998, the stockholders approved a two-for-one stock split of Chase common stock. The additional shares issued as a result of the split were distributed on June 12, 1998 to stockholders of record at the close of business on May 20, 1998. A total of 440,767,205 shares of common stock were issued in connection with the split, including 14,176,530 shares held in treasury. As a result of the stock split, $441 million was reclassified from capital surplus to common stock. The stock split did not cause any changes in the $1 par value per share of the common stock or in total stockholders' equity. All references to the number of common shares and to per common share amounts have been restated to reflect the effects of the stock split.

      Chase is authorized to issue 1.5 billion shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding, were as follows:

December 31, (in millions)                         1998        1997        1996
--------------------------------------------------------------------------------
Issued                                            881.7       881.5       881.5
Held in Treasury                                  (33.7)      (39.6)      (19.9)
--------------------------------------------------------------------------------
Outstanding                                       848.0       841.9       861.6
--------------------------------------------------------------------------------

      In November 1998, Chase authorized the repurchase of up to $3 billion of common stock in the open market or through negotiated transactions. This amount is in addition to any amounts necessary to provide for issuances under Chase's dividend reinvestment plan and its various stock-based director and employee benefit plans. The new authorization became effective January 4, 1999.

      During 1998, Chase repurchased approximately 18.0 million shares of outstanding common stock under a stock repurchase plan which began in October 1996 and expired on December 31, 1998. During 1998, approximately 24.1 million shares were issued, primarily from treasury, under various employee stock option and other plans.

      During 1996, 6.3 million shares were issued from treasury upon the exercise of warrants issued in 1993 by Chase. The warrants expired June 30, 1996.

      As of December 31, 1998, approximately 139.0 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans and under Chase's Dividend Reinvestment Plan.

      Common shares issued (newly issued, or distributed from treasury) during 1998, 1997 and 1996 were as follows:

Year Ended December 31, (in millions)                   1998      1997      1996
--------------------------------------------------------------------------------
Employee Benefit and
  Compensation Plans(a)                                 23.8      22.2      38.7
Dividend Reinvestment and
  Stock Purchase Plans                                    .3        .3        .3
Stock Warrants                                            --        --       6.3
--------------------------------------------------------------------------------
Total Shares Newly Issued or
  Distributed from Treasury(b)                          24.1      22.5      45.3
--------------------------------------------------------------------------------

(a)   See Note Sixteen for a discussion of Chase's employee stock option plans.

(b) Shares distributed from treasury were 23.9 million in 1998, 22.5 million in 1997 and 40.1 million in 1996.

--------------------------------------------------------------------------------
10 -- EARNINGS PER SHARE
--------------------------------------------------------------------------------

Basic and diluted earnings per share ("EPS") were as follows for the dates indicated:

Year Ended December 31,
(in millions, except per share data)                   1998      1997      1996
--------------------------------------------------------------------------------
Basic Earnings Per Share:

Net Income                                           $3,782    $3,708    $2,461
Less: Preferred Stock Dividends                          98       182       219
--------------------------------------------------------------------------------
Net Income Applicable to Common Stock                $3,684    $3,526    $2,242
Weighted-Average Basic Shares Outstanding             846.1     849.2     873.6
--------------------------------------------------------------------------------
Net Income Per Share                                 $ 4.35    $ 4.15    $ 2.57
--------------------------------------------------------------------------------
Diluted Earnings Per Share:

Net Income Applicable to Common Stock                $3,684    $3,526    $2,242
--------------------------------------------------------------------------------
Weighted-Average Basic Shares Outstanding             846.1     849.2     873.6
Add: Broad-Based Options                                6.5      11.4      11.4
     Options to Key Employees                          16.7      17.8      19.2
     Warrants                                            --        --       2.6
--------------------------------------------------------------------------------
Total Additional Shares                                23.2      29.2      33.2
--------------------------------------------------------------------------------
Weighted-Average Diluted Shares Outstanding           869.3     878.4     906.8
--------------------------------------------------------------------------------
Net Income Per Share                                 $ 4.24    $ 4.01    $ 2.47
--------------------------------------------------------------------------------

      Basic EPS is computed by dividing net income applicable to common shares outstanding by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Also, for purposes of diluted EPS, net income available for common stock is adjusted, if applicable, for any convertible preferred stock dividends, convertible debt interest or any other changes in income that could result from the assumed conversion of securities and other contracts.

--------------------------------------------------------------------------------
11 -- FEES FOR OTHER FINANCIAL SERVICES
--------------------------------------------------------------------------------

Details of fees for other financial services were as follows:

Year Ended December 31, (in millions)                   1998      1997      1996
--------------------------------------------------------------------------------
Service Charges on Deposit Accounts                   $  368    $  376    $  394
Fees in Lieu of Compensating Balances                    344       314       295
Commissions on Letters of Credit and Acceptances         301       307       330
Mortgage Servicing Fees                                  192       231       204
Insurance Fees(a)                                        145        91        43
Brokerage and Investment Services                        142       128       115
Loan Commitment Fees                                     136       120       120
Other Fees                                               465       416       422
--------------------------------------------------------------------------------
Total Fees for Other Financial Services               $2,093    $1,983    $1,923
--------------------------------------------------------------------------------

(a) Insurance amount excludes certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.

--------------------------------------------------------------------------------
12 -- RESTRUCTURING COSTS AND OTHER EXPENSE
--------------------------------------------------------------------------------

Restructuring Costs: The 1998 results included a pre-tax charge of $510 million taken in connection with initiatives to streamline support functions and realign certain business activities. These costs relate to planned staff reductions of approximately 4,500 positions (approximately $338 million), costs in connection with planned dispositions of certain premises and equipment (approximately $144 million) and other expenses (approximately $28 million).

      As of December 31, 1998, the reserve balance was $359 million of which $232 million related to staff reductions, $107 million related to dispositions of certain premises and equipment and $20 million related to other expenses. Chase expects that the remaining reserve related to staff reductions will be largely used during the next 12 months.

      In connection with the merger of heritage Chase and Chemical, a $1.65 billion restructuring charge was recorded on the March 31, 1996 merger date. Merger-related expenses that did not qualify for immediate recognition were recognized as incurred and primarily related to technology and systems integration costs. These residual merger-related expenses were $19 million in 1998, $192 million in 1997 and $164 million in 1996 and are reflected in the Restructuring Costs caption of the income statement. No further merger-related expenses are expected to be taken.

Other Expense: Details of other expense were as follows:

Year Ended December 31, (in millions)            1998        1997        1996
--------------------------------------------------------------------------------
Professional Services                         $   668     $   575     $   530
Marketing Expense                                 419         415         346
Telecommunications                                349         307         326
Travel and Entertainment                          243         220         213
Amortization of Intangibles                       261         172         169
Minority Interest(a)                               50          74          54
Foreclosed Property Expense                         5          12         (16)
All Other                                       1,292       1,131       1,025
--------------------------------------------------------------------------------
Total Other Expense                             $ 3,287     $ 2,906     $ 2,647
--------------------------------------------------------------------------------

(a) Includes REIT minority interest expense of $44 million in each of 1998 and 1997, and $13 million in 1996.

--------------------------------------------------------------------------------
13 -- COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

In 1998, Chase adopted SFAS 130, which defines and establishes the standards for reporting comprehensive income. Comprehensive income for Chase includes net income, as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

      The following table presents the components of other comprehensive income and the amount of income tax expense or benefit allocated to each component.

Notes to Consolidated Financial Statements

                                                     1998                          1997                            1996
                                        -----------------------------  -----------------------------  -----------------------------
                                                   Tax                            Tax                            Tax
                                        Before  (Expense)              Before  (Expense)              Before  (Expense)
For the Year Ended December 31,          Tax        or     Net of Tax   Tax        or     Net of Tax   Tax        or     Net of Tax
(in millions)                           Amount   Benefit     Amount    Amount   Benefit     Amount    Amount   Benefit     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Net Unrealized Gains (losses) on
   Securities Available-for-Sale:
  Balance at Beginning of Year                               $  95                         $(288)                         $(237)
  Net unrealized holding gains
   (losses) arising during the period    $ 590    $(219)       371      $ 750    $(325)      425      $(215)    $  66      (149)
  Reclassification adjustment for
   (gains) losses included in net
   income(a)                              (145)      54        (91)       (74)      32       (42)       141       (43)       98
-----------------------------------------------------------------------------------------------------------------------------------
  Change During Period                     445     (165)       280        676     (293)      383        (74)       23       (51)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at End of Year(b)                                  $ 375                         $  95                          $(288)
-----------------------------------------------------------------------------------------------------------------------------------
Accumulated Translation Adjustment:
  Balance at Beginning of Year                               $  17                         $  17                          $  11
  Net translation gains (losses)
   arising during the period                --       --         --         --       --        --      $  12     $  (3)        9
  Reclassification adjustment for
   (gains) losses included in net
   income(a)                                --       --         --         --       --        --         (4)        1        (3)
-----------------------------------------------------------------------------------------------------------------------------------
  Change During Period                      --       --         --         --       --        --          8        (2)        6
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at End of Year                                     $  17                         $  17                          $  17
-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income
  (Loss) for the Period                  $ 445    $(165)     $ 280      $ 676    $(293)    $ 383      $ (66)    $  21     $ (45)
-----------------------------------------------------------------------------------------------------------------------------------

(a) Represents amounts recognized in net income during the period that had previously been displayed as part of other comprehensive income.
(b) Represents the after-tax difference between the fair value and amortized cost of available-for-sale securities portfolio, including securities classified as loans, which are subject to the provisions of SFAS 115. See Notes Three and Four.

--------------------------------------------------------------------------------
14 -- INCOME TAXES
--------------------------------------------------------------------------------

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for financial reporting and income tax return purposes. The significant components of Federal deferred tax assets and liabilities are reflected in the following table.

December 31, (in millions)                                     1998         1997
--------------------------------------------------------------------------------
Federal Deferred Tax Assets:
  Reserves for Credit Losses                                $   970       $  980
  Reserves Other Than Credit Losses                             720          759
  Interest and Fee Accrual Differences                           19           42
  Foreign Operations                                            447          566
  Employee Benefits                                             562          394
  Other                                                          92           83
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Assets                           $ 2,810       $2,824
--------------------------------------------------------------------------------
Federal Deferred Tax Liabilities:
  Leasing Transactions                                      $ 1,895       $1,633
  Fair Value Adjustments                                        286          141
  Depreciation and Amortization                                 480          270
  Other                                                         123          139
--------------------------------------------------------------------------------
Gross Federal Deferred Tax Liabilities                      $ 2,784       $2,183
--------------------------------------------------------------------------------
Deferred Federal Tax Asset Valuation Reserve                $    40       $   90
--------------------------------------------------------------------------------
Net Federal Deferred Tax Asset (Liability) After
  Valuation Reserve                                         $   (14)      $  551
--------------------------------------------------------------------------------

      A Federal deferred tax asset and valuation reserve have been recorded in accordance with SFAS 109, relating primarily to tax benefits associated with foreign operations. While these tax benefits are subject to tax law limitations on their realization, Chase has realized a portion thereby reducing the required valuation reserve at December 31, 1998 to $40 million.

      Deferred foreign tax liabilities were $164 million as of December 31, 1998. Chase expects that, when paid, these foreign taxes will be creditable on its Federal income tax return.

      Deferred State and Local tax liabilities approximated $170 million as of December 31, 1998. The New York State and City valuation reserve of $148 million was released to income during the first quarter of 1996.

      The components of income tax expense included in the Consolidated Statement of Income were as follows:

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Current Income Tax Expense:
Federal                                         $   723     $   813     $ 1,022
Foreign                                             712         614         541
State and Local                                     282         226         169
--------------------------------------------------------------------------------
Total Current Expense                             1,717       1,653       1,732
--------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit):
Federal                                             446         483         (99)
Foreign                                             (17)        (39)       (101)
State and Local                                       2         105        (182)
--------------------------------------------------------------------------------
Total Deferred Expense (Benefit)                    431         549        (382)
--------------------------------------------------------------------------------
Total Income Tax Expense                        $ 2,148     $ 2,202     $ 1,350
--------------------------------------------------------------------------------

      The preceding table does not reflect the tax effects of unrealized gains and losses on available-for-sale securities and certain tax benefits associated with Chase's employee stock plans. The tax effect of these items are recorded directly in stockholders' equity. Stockholders' equity increased by $58 million and $254 million, respectively, in 1998 and 1996 and decreased by $35 million in 1997 as a result of these tax effects.

      Federal income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, to the extent such earnings have been reinvested abroad for an indefinite period of time. For 1998, such earnings approximate $266 million on a pre-tax basis. At December 31, 1998, the cumulative amount of undistributed earnings was approximately $764 million. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

      The tax expense applicable to securities gains and losses for the years 1998, 1997 and 1996 was $219 million, $116 million and $51 million, respectively.

      A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense              $ 2,075     $ 2,068     $ 1,334
Increase (Decrease) in Tax Expense
  Resulting From:
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                        185         215          (8)
Foreign Subsidiary Earnings                         (70)        (45)        (23)
Other-Net                                           (42)        (36)         47
--------------------------------------------------------------------------------
Total Income Tax Expense                        $ 2,148     $ 2,202     $ 1,350
--------------------------------------------------------------------------------

      The following table presents the domestic and foreign components of income before income tax expense.

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Domestic                                        $ 4,315     $ 4,087     $ 2,458
Foreign(a)                                        1,615       1,823       1,353
--------------------------------------------------------------------------------
Income Before Income Tax Expense                $ 5,930     $ 5,910     $ 3,811
--------------------------------------------------------------------------------

(a) For purposes of this table, foreign income is defined as income generated from operations located outside the United States.

--------------------------------------------------------------------------------
15 -- POSTRETIREMENT EMPLOYEE BENEFITS PLANS
--------------------------------------------------------------------------------

Pension Plans

The accompanying table presents the funded status and actuarial assumptions for Chase's noncontributory domestic defined benefit pension plan (the "domestic pension plan"). The domestic pension plan employs a cash balance defined benefit formula that provides for benefits based on salary and service. The 1998 unrecognized amount primarily resulted from returns higher than expected on plan assets.

DOMESTIC PENSION PLAN

As of or for the Year Ended December 31, (in millions)       1998         1997
--------------------------------------------------------------------------------
Benefit Obligation                                        $(2,473)     $(2,282)
Plan Assets at Fair Value                                   2,880        2,732
--------------------------------------------------------------------------------
Plan Assets in Excess of Benefit Obligation                   407          450
Unrecognized Amounts                                         (275)        (239)
--------------------------------------------------------------------------------
Prepaid Pension Cost Reported in Other Assets             $   132      $   211
--------------------------------------------------------------------------------
Employer Contributions to Trust                           $     0      $     0
Benefits Paid Out of the Trust                                174          167
Weighted-Average Annualized Actuarial Assumptions
  as of December 31:
  Discount Rate                                              6.75%        7.00%
  Assumed Rate of Long-Term Return
    on Plan Assets                                           8.50%        8.50%
  Rate of Increase in Future Compensation                    5.00%        5.00%
--------------------------------------------------------------------------------

      The periodic domestic pension plan expense (reported in Employee Benefits expense) totaled $79 million in each of 1998 and 1997 and $98 million in 1996. The decrease in expense from 1996 to 1997 primarily reflects lower service costs as a result of plan amendments as of January 1, 1997, and actuarial gains.

      Chase also has a number of other defined benefit pension plans -- domestic plans not subject to Title IV of the Employee Retirement Income Security Act and several foreign pension plans. Employee Benefits expense related to these plans totaled $28 million in 1998, $26 million in 1997 and $47 million in 1996. At December 31, 1998 and 1997, Chase's liability included in Accrued Expenses related to plans that Chase elected not to prefund fully totaled $201 million and $167 million, respectively.

      Employee Benefits expense related to defined contribution plans totaled $135 million in 1998, $127 million in 1997 and $95 million in 1996. Chase increased its match on the domestic 401(k) Savings Plan to 5%, from 4%, effective January 1, 1997.

      During 1996, Chase also recognized a pre-tax $40 million charge as a result of conforming retirement benefits provided to foreign employees.

Postretirement Medical and Life Insurance

Chase provides postretirement medical and life insurance benefits to qualifying domestic and foreign employees. These benefits vary with length of service and date of hire and, commencing in 1997, provide for limits on Chase's share of covered medical benefits. The medical benefits are contributory and the life insurance benefits are noncontributory.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY

As of or for the Year Ended December 31, (in millions)          1998       1997
--------------------------------------------------------------------------------
Benefit Obligation                                             $(767)     $(799)
Unrecognized Amounts                                             (86)       (31)
--------------------------------------------------------------------------------
Accrued Postretirement Medical and Life Insurance
  Cost Reported in Accrued Expenses                            $(853)     $(830)
--------------------------------------------------------------------------------
Benefits Paid(a)                                               $  42      $  43
--------------------------------------------------------------------------------

(a) Net of $7 million and $9 million of retiree contributions, in 1998 and 1997, respectively.

Notes to Consolidated Financial Statements

      The periodic postretirement medical and life insurance expense (reported in Employee Benefits expense) totaled $65 million in 1998, $68 million in 1997 and $67 million in 1996.

      The discount rates and rates of increase for future compensation used to determine the actuarial values for postretirement medical and life insurance benefits are generally consistent with those used for the domestic pension plan. At December 31, 1998, the assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 7.6% for 1999, declining gradually over six years to a floor of 4.8%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 1998 benefit obligation and 1998 periodic expense by up to 5.4%.

--------------------------------------------------------------------------------
16 -- EMPLOYEE STOCK-BASED INCENTIVES
--------------------------------------------------------------------------------

Key Employee Stock-Based Awards

Chase has a long-term stock-based incentive plan (the "LTIP") that provides for grants of common stock-based awards, including stock options, restricted stock, and restricted stock units ("RSUs") to certain key employees. Awards also were granted under the prior Chase and Chemical plans. In addition, a portion of incentive compensation exceeding specified levels is paid in restricted stock or RSUs (the "deferred equity plan").

      Under the LTIP and prior plans, stock options have been granted with exercise prices equal to Chase's common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date, and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

      The accompanying table presents a summary of key employee option activity during the last three years.

KEY EMPLOYEE STOCK OPTIONS

Year Ended December 31,                        1998                               1997                             1996
                                   -----------------------------      ----------------------------     ----------------------------
(Amounts in thousands,             Number of    Weighted-Average      Number of   Weighted-Average     Number of   Weighted-Average
except per share amounts)            Options      Exercise Price        Options     Exercise Price       Options     Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1        44,076             $ 28.14         43,202            $ 20.75        43,672            $ 17.92
Granted                               11,486               54.92         11,952              46.19        10,654              29.16
Exercised                             (8,493)              22.70        (10,458)             20.22       (10,264)             17.12
Cancelled                               (265)              47.25           (620)             33.75          (860)             24.35
-----------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31      46,804(a)          $ 34.57         44,076            $ 28.14        43,202            $ 20.75
-----------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31      27,271             $ 25.15         27,264            $ 21.30        25,990            $ 17.46
-----------------------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1998, 10,428,000 options (all were exercisable) had exercise prices ranging from $5 to $20, or $15.63 on average, and a weighted-average remaining contractual life of
      4.2 years; 14,276,000 options (12,419,000 were exercisable) had exercise prices ranging from $20.01 to $40, or $23.68 on average, and a remaining life of 6.4 years; 22,100,000 options (4,424,000 exercisable) had exercise prices ranging from $40.01 to $76.28, or $50.55 on average, and a remaining life of 8.6 years.

      Restricted stock and RSUs are granted at no cost to the recipient. Restricted stock and RSUs are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

      During 1998, 7.8 million of LTIP awards (all payable solely in stock) were granted. For all 1998 LTIP awards, vesting for restricted shares and RSUs is conditioned on continued employment. Of the total 7.8 million LTIP awards granted, vesting of 1.2 million of such awards is also conditioned upon Chase's stock price reaching and sustaining target prices (the "targets") during the service period; the awards are forfeited in their entirety if the targets are not achieved ("forfeitable awards"). The target price for half the 1998 forfeitable awards exceeded the stock price on the grant date by 42% and for the other half (which is subject to a minimum vesting period) by 56%. There were 583,000 of forfeitable awards that vested in 1998 as a result of the targets having been achieved. Under the LTIP, in 1997 and 1996, 710,000 and 4.9 million awards (all payable solely in stock), respectively, were granted. For all of the 1997 awards and half of the 1996 awards, vesting was conditioned solely on continued employment; the other half of the 1996 awards consisted of forfeitable awards. In addition, vesting for 1996 awards accelerated if targets were met. All 1996 grants vested in 1997 as a result of the targets having been achieved.

      Under the deferred equity plan, additional restricted stock and RSUs are outstanding for which vesting is conditioned solely on continued employment. During 1998, 1997, and 1996, respectively, 520,000, 522,000, and 325,000 of such awards were granted.

Broad-Based Employee Stock Options

In December 1996, Chase adopted its Value Sharing Plan, under which 19.4 million options to purchase common stock were granted to substantially all full-time (300 options each) and part-time (150 options each) employees. The exercise price was equal to the stock price on the grant date. The options were to become exercisable after six years, or earlier if Chase's stock price reached and sustained target prices for a minimum period. A second installment of 20.4 million options with similar terms was granted in December 1997 to eligible active employees on the grant date. The 1996 and 1997 awards became exercisable in 1997 and 1998, respectively, as a result of the targets having been achieved. A third and last installment of 21.6 million options with similar terms was granted in December 1998. All outstanding options expire ten years after their respective grant dates. The following table presents the activity in the broad-based employee stock option plans during the past three years.

BROAD-BASED EMPLOYEE STOCK OPTIONS

Year Ended December 31,                         1998                              1997                            1996
                                   ------------------------------     ----------------------------    ----------------------------
(Amounts in thousands,             Number of     Weighted-Average     Number of   Weighted-Average    Number of   Weighted-Average
except per share amounts)            Options       Exercise Price       Options     Exercise Price      Options     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1        42,808              $ 43.57        33,756            $ 32.54       37,072            $ 17.70
Granted                               21,559                59.94        20,444              55.85       19,352              43.19
Exercised                             (8,168)               43.92       (10,082)             32.71      (22,368)             17.30
Cancelled                             (3,659)               44.68        (1,310)             41.66         (300)             22.97
----------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31      52,540(a)           $ 49.65        42,808            $ 43.57       33,756            $ 32.54
----------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31      31,057              $ 42.53        22,364            $ 32.35       14,474            $ 18.35
----------------------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1998, all options were exercisable except for the 1998 grant under the Value Sharing Plan. The exercise prices for the options outstanding were: $17.07 on average ($15.39 to $22.66) for the 2,794,000 options granted under the prior Chase plan; $20.25 for the 5,396,000 options granted under the prior Chemical plan; and $43.19 for the 8,931,000 options granted in 1996, $55.85 for the 13,936,000 options granted in 1997, and $59.94 for the 21,483,000 options granted in 1998 under the Value Sharing Plan. The average remaining contractual life was 8.6 years for all options outstanding, and 7.7 years for exercisable options outstanding.

Comparison of the Fair- and Intrinsic-Value-Based Measurement Methods

Chase accounts for its employee stock-based compensation plans under the intrinsic-value-based method in accordance with SFAS 123. There is no expense recognized for stock options, as they have no intrinsic value on the grant date. Forfeitable restricted stock and RSUs are expensed based upon the target prices. The expense for restricted stock and RSUs other than forfeitable awards is measured by the grant-date stock price. Pre-tax stock compensation expense recognized in reported earnings totaled $253 million in 1998, $228 million in 1997, and $65 million in 1996. The increase from 1996 to 1997 primarily resulted from increases in Chase's stock price, which increased the value and triggered the vesting of some awards. In 1998 and 1997 there was $37 million and $135 million, respectively, of costs incurred for the accelerated vesting of stock-based incentive awards.

      If Chase had adopted the fair-value-based method pursuant to SFAS 123, options would be valued using a Black-Scholes model. Forfeitable restricted stock and RSUs would be valued at the grant-date stock price, after deducting the value assigned to the probability that the stock price would not reach the target. The expense would be the same as under the intrinsic-value-based method for restricted stock and RSUs other than forfeitable awards, and for any awards for which cash payments may be received in lieu of stock. The pro forma net income and basic and diluted earnings per share impact, if the fair-value-based method were adopted, would have been up to 5.7% lower than reported 1998 amounts, 2.5% lower than reported 1997 amounts, and 1.5% lower than reported 1996 amounts. The impact of stock compensation on pro forma expense increased in 1998 and 1997, as compared with the respective prior years, primarily due to the impact of the vesting of options granted in December 1997 and 1996 under the Value Sharing Plan and the higher fair value of options as compared with the prior years. The 1997 and 1996 Value Sharing Plan options vested when the targets were achieved in 1998 and 1997, respectively, and therefore all remaining pro forma expense would have been recognized. The fair value of 1998 and 1997 grants increased over the respective prior years as a result of updated valuation assumptions, based on factors such as the increase in the stock price.

      The following table presents the weighted-average grant-date fair value for equity awards and the assumptions used to value the options using a Black-Scholes model for equity awards granted during the past three years.

Year Ended December 31,                              1998       1997       1996
--------------------------------------------------------------------------------
Weighted-Average Grant-Date Fair Value:(a)
  Options Granted to:
    Key Employees                                  $14.69     $13.29     $ 6.96
    All Other Employees                             18.50      14.57       8.33
  All Restricted Stock and
    RSUs Payable in Stock                           50.01      47.87      23.08
Weighted-Average Annualized Option
  Valuation Assumptions:
    Risk-Free Interest Rate                          4.81%      5.96%      5.99%
    Expected Dividend Yield(b)                       2.66       2.29       3.50
    Expected Common Stock Price Volatility             31         23         22
Assumed Weighted-Average Expected
  Life of Options (in Years):
    Key Employee Stock Options                        6.8        6.3        7.2
    Broad-Based Employee Stock Options                6.0        6.0        5.1
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

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
17 -- RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS
--------------------------------------------------------------------------------

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by Chase's bank subsidiaries with various Federal Reserve Banks was approximately $0.7 billion during both 1998 and 1997.

      Restrictions imposed by Federal law prohibit Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to Chase or to other affiliates generally are limited to 10% of the banking subsidiary's total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking subsidiary's total capital, as determined by the risk-based capital guidelines. Chase and its affiliates were well within these limits throughout the year.

      The principal sources of Chase's income (on a parent company-only basis) are dividends and interest from Chase Bank and the other banking and nonbanking subsidiaries of Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

      Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.6 billion at December 31, 1998.

--------------------------------------------------------------------------------
18 -- CAPITAL
--------------------------------------------------------------------------------

There are two categories of risk-based capital: core capital (referred to as Tier 1 Capital) and supplementary capital (referred to as Tier 2 Capital). Tier 1 Capital includes common stockholders' equity, qualifying preferred stock, minority interest, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Under the risk-based capital guidelines of the Federal Reserve Board, Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) Capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the regulators. Bank subsidiaries are also subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 1998, Chase met all capital requirements to which it is subject and is not aware of any subsequent events that would alter this classification.

      The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries.

                                                                                                         Ratios
                                                                  Risk-   Adjusted  ----------------------------------------------
                                    Tier 1          Total     Weighted     Average     Tier 1          Total           Tier 1
December 31, 1998 (in millions)  Capital(b)(c)   Capital(c)   Assets(d)     Assets  Capital(c)(e)   Capital(c)(e)   Leverage(c)(f)
----------------------------------------------------------------------------------------------------------------------------------
Chase(a)                           $ 24,116       $ 34,829    $289,367    $375,886      8.33%          12.04%           6.42%
----------------------------------------------------------------------------------------------------------------------------------
Chase Bank                           17,965         26,161     231,026     303,839      7.78%          11.32%           5.91%
----------------------------------------------------------------------------------------------------------------------------------
Chase USA                             2,964          4,117      32,677      31,873      9.07%          12.60%           9.30%
----------------------------------------------------------------------------------------------------------------------------------
Chase Texas                           1,401          2,050      19,740      23,607      7.10%          10.39%           5.93%
----------------------------------------------------------------------------------------------------------------------------------
Well Capitalized Ratios(g)                                                              6.00%          10.00%           5.00%(h)
----------------------------------------------------------------------------------------------------------------------------------
Minimum Capital Ratios(g)                                                               4.00%           8.00%           3.00%
----------------------------------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.
(b) In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for Chase includes preferred stock instruments issued by subsidiaries of Chase. For a further discussion, see Notes Six and Seven.
(c) The provisions of SFAS 115 do not apply to the calculations of the Tier 1 Capital and Tier 1 Leverage ratios. Effective September 30, 1998, the risk-based capital guidelines were changed to permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 Capital. This change in the risk-based guidelines had an immaterial impact on Chase's 1998 Tier 2 and Total Capital ratios.
(d) Includes off-balance sheet risk-weighted assets in the amounts of $95,059 million, $86,409 million, $3,815 million and $4,015 million, respectively, at December 31, 1998.
(e) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(f) Tier 1 Capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).
(g) As defined by the regulations issued by the Federal Reserve Board, the FDIC and the OCC.
(h) Represents requirements for bank subsidiaries pursuant to regulations issued under The Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 Leverage component in the definition of a well capitalized bank holding company.

--------------------------------------------------------------------------------
19 -- DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
--------------------------------------------------------------------------------

Chase utilizes derivative and foreign exchange financial instruments for both trading and non-trading activities, such as ALM. A discussion of the credit and market risks involved with these instruments is included in the first six paragraphs of the Derivative and Foreign Exchange Contracts section of the Management's Discussion and Analysis ("MD&A") on pages 34-35, and paragraphs one through four of the Market Risk Management section of the MD&A on page 36.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The credit risk associated with Chase's trading activities is recorded on the balance sheet. The effects of any market risk (gains or losses) on Chase's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market daily. See Note One.

Derivative and Foreign Exchange Instruments Used for ALM Activities: A discussion of Chase's objectives and strategies for using these instruments for ALM activities is included in the first four paragraphs of the Asset/Liability Management discussion of the MD&A on page 38.

      Chase believes the best measure of credit risk is the mark-to-market exposure amount of the derivative or foreign exchange contract. This is also referred to as repayment risk or the replacement cost.

      While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a useful measure of credit or market risk. The notional principal typically does not change hands, but is simply a quantity upon which interest and other payments are calculated. The notional principal amounts of Chase's derivative and foreign exchange products greatly exceed the possible credit and market loss that could arise from such transactions.

      The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

                                                           Notional Amounts(a)           Credit Exposure
                                                         ----------------------      ----------------------
December 31, (in billions)                                   1998          1997          1998          1997
-----------------------------------------------------------------------------------------------------------
Interest Rate Contracts
Interest Rate Swaps
  Trading                                                $4,882.4      $3,206.0      $   10.8      $   14.0
  ALM                                                        97.8          98.2           0.3           0.6
Futures, Forwards and Forward Rate Agreements
  Trading                                                 2,090.0       1,643.7           0.4           0.3
  ALM                                                        74.6          42.6            --            --
Purchased Options
  Trading                                                   443.8         316.1           1.5           1.7
  ALM                                                        52.6          13.1            --            --
Written Options
  Trading                                                   503.2         395.7            --            --
  ALM                                                        27.5           0.2            --            --
-----------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                            $8,171.9      $5,715.6      $   13.0      $   16.6
-----------------------------------------------------------------------------------------------------------
Foreign Exchange Contracts
Spot, Forward and Futures Contracts
  Trading                                                $1,532.6      $1,521.7      $   11.0      $   14.4
  ALM                                                        54.0          72.6            --            --
Other Foreign Exchange Contracts(b)
  Trading                                                   449.8         358.7           5.0           5.8
  ALM                                                         4.2           5.2            --            --
-----------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                         $2,040.6      $1,958.2      $   16.0      $   20.2
-----------------------------------------------------------------------------------------------------------
Debt, Equity, Commodity and Other Contracts
  Trading                                                $  140.5      $   64.4      $    4.3      $    1.6
-----------------------------------------------------------------------------------------------------------
Total Debt, Equity, Commodity and Other Contracts        $  140.5      $   64.4      $    4.3      $    1.6
-----------------------------------------------------------------------------------------------------------
Total Credit Exposure Recorded on the Balance Sheet                                  $   33.3      $   38.4
-----------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $699.3 billion, $3.3 billion and $3.9 billion, respectively, at December 31, 1998, compared with $691.2 billion, $22.8 billion and $6.1 billion, respectively, at December 31, 1997. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $137.0 billion, $ 137.9 billion and $179.1 billion, respectively, at December 31, 1998, compared with $123.9 billion, $126.6 billion and $113.4 billion, respectively, at December 31, 1997.

Notes to Consolidated Financial Statements

Classes of Derivative and Foreign Exchange Instruments: The following instruments are used by Chase for purposes of both trading and ALM activities.

      Derivative and foreign exchange instruments may be broadly categorized as exchange-traded or over-the-counter ("OTC"). Exchange-traded instruments are executed through a recognized exchange as standardized contracts, and are primarily futures and options. OTC contracts are executed between two counterparties who negotiate specific agreement terms, including the underlying instrument, notional amount, exercise price and maturity. In this context the underlying instrument may include interest rates, foreign exchange rates, commodities, debt or equity instruments.

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

      Interest rate options, including caps and floors, are contracts to modify interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate options, Chase receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, Chase pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future. Foreign currency options are similar to interest rate options, except that they are based on foreign exchange rates.

      Chase's use of written options as part of its ALM activities is permitted only in those circumstances where they are specifically linked to purchased options. All unmatched written options are included in the trading portfolio at fair value.

      Foreign exchange contracts are used for the future receipt or delivery of foreign currency at previously agreed-upon terms.

      Debt, equity, commodity and other contracts include swaps and options and are similar to interest rate contracts, except that the underlying instrument is debt, equity or commodity-related. Credit derivatives are considered debt-related and are included in this category of derivatives.

      These instruments are all subject to market risk, representing potential loss due to adverse movements in the underlying instrument. Credit risk arises primarily from OTC contracts, since exchange-traded contracts are generally settled daily.

      Market risk is reduced by entering into offsetting positions using other financial instruments.

      Credit risk is reduced significantly by entering into legally enforceable master netting agreements. To further reduce exposure, management may deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

--------------------------------------------------------------------------------
20 -- OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

      To provide for risks of losses inherent in the credit extension process, Chase allocates $170 million of its allowance for credit losses to lending-related commitments, which is reported in Other Liabilities. See Note One.

      The following table summarizes the contract amounts relating to Chase's lending-related financial instruments at December 31, 1998 and 1997.

OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

December 31, (in millions)                                    1998          1997
--------------------------------------------------------------------------------
Credit Card Lines                                         $ 80,763      $ 75,659
Other Unfunded Commitments to Extend Credit                144,519       123,569
Standby Letters of Credit and Guarantees (Net of
  Risk Participations of $6,666 and $6,309)                 32,277        33,164
Other Letters of Credit                                      3,740         4,665
Customers' Securities Lent                                  58,592        52,123
--------------------------------------------------------------------------------

Unfunded commitments to extend credit are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.

      Standby letters of credit and guarantees are conditional commitments issued by Chase generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing, construction and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. Chase holds collateral to support those standby letters of credit and guarantees when deemed necessary.

      Customers' securities lent are customers' securities held by Chase, as custodian, which are lent to third parties. Chase obtains collateral, with a market value exceeding 100% of the contract amount, for customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.

--------------------------------------------------------------------------------
21 -- CREDIT RISK CONCENTRATIONS
--------------------------------------------------------------------------------

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

      Chase's exposures within these major segments are diversified and these diversification factors reduce concentration risk. For geographic and other concentrations, reference is made to the following tables in the MD&A:

--------------------------------------------------------------------------------
Residential Mortgage Loans by Geographic Region                 Table on Page 32
--------------------------------------------------------------------------------
Managed Credit Card Loans by Geographic Region                  Table on Page 32
--------------------------------------------------------------------------------
Auto Financings by Geographic Region                            Table on Page 32
--------------------------------------------------------------------------------
Cross-Border Exposure                                           Table on Page 34
--------------------------------------------------------------------------------
Derivative and Foreign Exchange Contracts                       Table on Page 35
--------------------------------------------------------------------------------

      The table below indicates major product and industry segments including both on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) exposures.

                                            1998 Distributions                                1997 Distributions
                                  ----------------------------------------        ----------------------------------------
                                    Credit      On-Balance     Off-Balance          Credit      On-Balance     Off-Balance
December 31, (in billions)        Exposure           Sheet           Sheet        Exposure           Sheet           Sheet
--------------------------------------------------------------------------------------------------------------------------
Credit Cards                      $   95.7      $     14.9      $     80.8        $   91.9      $     16.2      $     75.7
Residential Mortgages                 45.2            43.3             1.9            42.0            40.2             1.8
Depository Institutions               51.5            33.9            17.6            53.5            36.3            17.2
Auto Financings                       16.8            16.5             0.3            13.6            13.3             0.3
Commercial Real Estate                 7.0             4.4             2.6             9.0             5.7             3.3
--------------------------------------------------------------------------------------------------------------------------
Total                             $  216.2      $    113.0      $    103.2        $  210.0      $    111.7      $     98.3
--------------------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
22 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

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

      The following summary presents the methodologies and assumptions used to estimate the fair value of Chase's financial instruments required under the guidelines of SFAS 107.

Financial Assets

Assets for Which Fair Value Approximates Carrying Value: The fair values of certain financial assets carried at cost, including cash and due from banks, deposits with banks, Federal funds sold and securities purchased under resale agreements, due from customers on acceptances, short-term receivables and accrued interest receivable, are considered to approximate their respective carrying values due to their short-term nature and generally negligible credit losses.

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

Loans: Loans are valued using methodologies suitable for each type of loan.

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

Other Assets: This caption consists primarily of equity investments, including private equity investments. The fair value of these investments is determined on an individual basis. The valuation methodologies include market values of publicly-traded securities, cash flow analyses and reference to values of comparable private companies.

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

Trading Liabilities: Chase carries trading liabilities, which include securities sold, not yet purchased, structured notes as well as derivative and foreign exchange contracts, at estimated fair value.

Long-Term Debt-Related Instruments: The valuation of long-term debt, including the guaranteed preferred beneficial interests in Chase's junior subordinated deferrable interest debentures, takes into account several factors, including current market interest rates and Chase's credit rating. Quotes are gathered from various investment banking firms for indicative yields for Chase's securities over a range of maturities.

      Chase has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

      The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107 and certain derivative contracts used for ALM activities related to these financial assets and liabilities.

                                                     Financial Assets/
                                                   Financial Liabilities            Derivative Contracts Used for ALM Activities
                                              -------------------------------  -----------------------------------------------------
                                                              Estimated                            Gross         Gross  Estimated
                                              Carrying             Fair        Carrying     Unrecognized  Unrecognized       Fair
December 31, 1998 (in millions)                  Value(a)(b)      Value(a)(b)     Value(c)         Gains        Losses      Value(e)
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates
 Carrying Value                               $ 59,251         $ 59,251           $  41             $ 70         $(159)     $ (48)
Trading Assets                                  57,692           57,692              --               --            --         --
Securities Available-for-Sale                   62,803           62,803            (151)              --            --       (151)
Securities Held-to-Maturity                      1,687            1,703              --               --            --         --
Loans, Net of Allowance for Loan Losses        169,202          171,063              90              335          (678)      (253)
Other Assets(d)                                  5,103            6,047             118              283           (74)       327
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                      $355,738         $358,559           $  98             $688         $(911)     $(125)
------------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates
 Carrying Value                               $247,833         $247,833           $ 106             $159         $(413)     $(148)
Domestic Time Deposits                          35,933           35,746             260              308          (112)       456
Trading Liabilities                             38,502           38,502              --               --            --         --
Long-Term Debt-Related Instruments              18,375           18,438              68              430           (31)       467
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                 $340,643         $340,519           $ 434             $897         $(556)     $ 775
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997 (in millions)
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Assets for Which Fair Value Approximates
 Carrying Value                               $ 63,969         $ 63,969           $  54             $ 45         $ (17)     $  82
Trading Assets                                  72,393           72,393              --               --            --         --
Securities Available-for-Sale                   49,755           49,755             (51)              --            --        (51)
Securities Held-to-Maturity                      2,983            2,995              --               --            --         --
Loans, Net of Allowance for Loan Losses        164,830          167,122             183              130          (485)      (172)
Other Assets(d)                                  3,147            3,741             155              197           (66)       286
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                      $357,077         $359,975           $ 341             $372         $(568)     $ 145
------------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities:
Liabilities for Which Fair Value Approximates
 Carrying Value                               $250,433         $250,433           $  58             $ 97         $(381)     $(226)
Domestic Time Deposits                          24,503           23,569             242              150          (226)       166
Trading Liabilities                             52,438           52,438              --               --            --         --
Long-Term Debt-Related Instruments              15,127           15,260              45              200           (33)       212
------------------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                 $342,501         $341,700           $ 345             $447         $(640)     $ 152
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes the carrying value and estimated fair value of derivative contracts used for ALM activities.
(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in Securities Available-for-Sale on the balance sheet. Chase uses futures contracts in its ALM activities to modify the interest rate characteristics of balance sheet instruments such as available-for-sale securities, loans and deposits. Unrecognized net losses from daily margin settlements on open futures contracts were $8 million at December 31, 1998 and $3 million at December 31, 1997.
(c) The carrying value of derivatives used for ALM activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except for derivatives used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.
(d) At December 31, 1998, deferred gains and losses associated with anticipatory ALM transactions were insignificant.
(e) Derivative contracts used for ALM activities were valued using market prices or pricing models consistent with methods used by Chase in valuing similar instruments used for trading purposes.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
23 -- SEGMENT INFORMATION
--------------------------------------------------------------------------------

Effective December 31, 1998, Chase adopted SFAS 131 which defines the criteria by which management determines the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about these operating segments.

      Chase's businesses are organized into three major franchises (segments):
Global Bank, National Consumer Services ("NCS") and Chase Technology Solutions ("CTS"), which includes Global Services. These franchises are based on the nature of the products and services provided, the type or class of customer, and Chase's management organization.

      Chase uses SVA, Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 19 and the Glossary of Terms on page 76.

      The accounting policies of the segments are principally the same as those described in Note One. Operating revenues and expenses directly associated with each respective franchise are included in determining their operating earnings. Guidelines exist for assigning those remaining expenses that are not directly incurred by the franchises, such as overhead and taxes. In addition, management has developed a risk-adjusted capital methodology that quantifies different types of risk -- credit, market and operating -- within the various businesses and assigns capital

SEGMENT RESULTS AND RECONCILIATION (Table continued on next page)

                                                  Global                          National                     Global Services
Year Ended December 31,                            Bank                       Consumer Services                  (Within CTS)
                                     -------------------------------    ------------------------------    --------------------------
(in millions, except ratios)             1998        1997       1996        1998       1997       1996       1998     1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Net Interest Income        $  2,914    $  3,160   $  3,205    $  5,528    $ 5,266    $ 4,931    $ 1,135   $1,031   $  961
Operating Noninterest Revenue           6,456       5,285      4,977       2,654      2,062      1,730      1,458    1,247    1,131
Equity-Related Income(b)                    1          26          1          34         22         13         --        5        5
Intersegment Revenue(c)                   (73)          1       (195)        (13)        (9)       (11)        74       58       27
------------------------------------------------------------------------------------------------------------------------------------
Total Revenue                           9,298       8,472      7,988       8,203      7,341      6,663      2,667    2,341    2,124
------------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense                     4,242       3,787      3,624       3,859      3,604      3,507      1,830    1,628    1,585
Non-Cash Expense(d)                       208         215        251         318        242        234         85       58       50
------------------------------------------------------------------------------------------------------------------------------------
Total Expense                           4,450       4,002      3,875       4,177      3,846      3,741      1,915    1,686    1,635
------------------------------------------------------------------------------------------------------------------------------------
Operating Margin                        4,848       4,470      4,113       4,026      3,495      2,922        752      655      489
Credit Costs                              345         390        379       2,230      1,817      1,363          2        2        1
------------------------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)
 Before Taxes                           4,503       4,080      3,734       1,796      1,678      1,559        750      653      488
Income Taxes (Benefit)                  1,690       1,541      1,423         694        648        609        284      245      182
------------------------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)            $  2,813    $  2,539   $  2,311    $  1,102    $ 1,030    $   950    $   466   $  408   $  306
Restructuring Costs and
 Special Items                             --          --         --          --         --         --         --       --       --
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                 --          --         --          --         --         --         --       --       --
------------------------------------------------------------------------------------------------------------------------------------
Cash Operating Earnings (Loss)       $  2,855    $  2,572   $  2,347    $  1,265    $ 1,128    $ 1,044    $   496   $  423   $  319
------------------------------------------------------------------------------------------------------------------------------------
Average Common Equity                $ 13,924    $ 12,989   $ 12,674    $  6,381    $ 5,260    $ 4,973    $ 1,879   $1,687   $1,707
Average Managed Assets(e)            $267,227    $260,809   $236,903    $106,703    $95,264    $86,064    $10,386   $9,403   $7,564
Shareholder Value Added              $    985    $    770   $    560    $    409    $   400    $   344    $   243   $  188   $   78
Cash Return on Common Equity             20.1%       19.0%      17.4%       19.4%      20.6%      19.9%      26.0%    24.2%    17.6%
Cash Efficiency Ratio                      47%         47%        48%         49%        51%        55%        70%      71%      76%
------------------------------------------------------------------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes the non-global services portion of Chase Technology Solutions, Global Asset Management and Mutual Funds business, corporate staff areas and the net effect of management accounting policies.
(b) Equity-related income includes all equity income of investees accounted for by the equity method.
(c) Intersegment revenue includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d) Non-cash expense represents all depreciation and amortization expense included in Noninterest Expense.
(e) Excludes the impact of credit card securitizations. The impact of securitizations on total average assets was $18,011 million in 1998, $14,553 million in 1997 and $10,634 million in 1996.
NM -  Not Meaningful
accordingly. The provision for loan losses is allocated to the segments utilizing a credit risk methodology applied consistently across Chase and a risk grading system appropriate for a segment's portfolio.

      The Corporate/Reconciling Items column reflects revenues and expenses excluded from the determination of the franchises' operating earnings. This column includes the effects remaining at the Corporate level after the implementation of management accounting policies, including residual provision for loan losses and income tax expenses (the difference between the amounts allocated to business units and Chase's consolidated provision for loan losses and income tax expense). Also included are the results of certain operations, such as Chase's Global Asset Management and Mutual Funds business and the non-global services portion of Chase Technology Solutions. A summary of the segment results and reconciliation is shown in the following table.

      For a further discussion concerning Chase's business franchises (segments), including a description of products, services and method of distribution, see Lines of Business Results in the MD&A on page 19. Additionally, financial information relating to Chase's operations by geographic area is in the following note (Note Twenty-Four).

SEGMENT RESULTS AND RECONCILIATION (continuation of table)

Year Ended December 31,                  Corporate/Reconciling Items(a)                   Total
                                         ------------------------------   -------------------------------------
(in millions, except ratios)                1998       1997       1996         1998          1997          1996
---------------------------------------------------------------------------------------------------------------
Operating Net Interest Income            $  (453)   $  (564)   $  (392)   $   9,124     $   8,893     $   8,705
Operating Noninterest Revenue                 99        120       (149)      10,667         8,714         7,689
Equity-Related Income(b)                      (2)        39         38           33            92            57
Intersegment Revenue(c)                       12        (50)       179           --            --            --
---------------------------------------------------------------------------------------------------------------
Total Revenue                               (344)      (455)      (324)      19,824        17,699        16,451
---------------------------------------------------------------------------------------------------------------
Noninterest Expense                           23         --       (121)       9,954         9,019         8,595
Non-Cash Expense(d)                          247        221        199          858           736           734
---------------------------------------------------------------------------------------------------------------
Total Expense                                270        221         78       10,812         9,755         9,329
---------------------------------------------------------------------------------------------------------------
Operating Margin                            (614)      (676)      (402)       9,012         7,944         7,122
Credit Costs                                 130       (400)      (292)       2,707         1,809         1,451
---------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss) Before Taxes      (744)      (276)      (110)       6,305         6,135         5,671
Income Taxes (Benefit)                      (379)      (148)       (59)       2,289         2,286         2,155
---------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)                $  (365)   $  (128)   $   (51)   $   4,016     $   3,849     $   3,516
Restructuring Costs and Special Items         --         --         --         (234)         (141)       (1,055)
---------------------------------------------------------------------------------------------------------------
Net Income                                    --         --         --    $   3,782     $   3,708     $   2,461
---------------------------------------------------------------------------------------------------------------
Cash Operating Earnings (Loss)           $  (339)   $  (102)   $   (25)   $   4,277     $   4,021     $   3,685
---------------------------------------------------------------------------------------------------------------
Average Common Equity                    $  (856)   $(1,108)   $(1,389)   $  21,328     $  18,828     $  17,965
Average Managed Assets(e)                $ 6,906    $ 5,423    $ 1,343    $ 391,222     $ 370,899     $ 331,874
Shareholder Value Added                  $  (231)   $    35    $   149    $   1,406     $   1,393     $   1,131
Cash Return on Common Equity                  NM         NM         NM         19.6%         20.4%         19.3%
Cash Efficiency Ratio                         NM         NM         NM           53%           54%           56%
---------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

      The tables below present reconciliations of the combined segment information included in the preceding table to Chase's reported revenues and net income as included in the Consolidated Statement of Income.

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Segments' Operating Revenues                   $ 20,168    $ 18,154    $ 16,775
Corporate/Reconciling items                        (344)       (455)       (324)
--------------------------------------------------------------------------------
Consolidated Operating Revenues                  19,824      17,699      16,451
Impact of securitizations                        (1,148)       (993)       (570)
Provision for risk management
  instrument credit losses                         (211)         --          --
Special items                                       191         102          (6)
--------------------------------------------------------------------------------
Consolidated Revenue                           $ 18,656    $ 16,808    $ 15,875
--------------------------------------------------------------------------------

Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Segments' Cash Operating Earnings              $  4,616    $  4,123    $  3,710
Corporate/Reconciling items                        (339)       (102)        (25)
--------------------------------------------------------------------------------
Consolidated Cash Operating Earnings              4,277       4,021       3,685
Amortization of goodwill
  and certain intangibles                          (261)       (172)       (169)
--------------------------------------------------------------------------------
Consolidated Operating Earnings                   4,016       3,849       3,516
Special items and restructuring costs              (234)       (141)     (1,055)
--------------------------------------------------------------------------------
Consolidated Net Income                        $  3,782    $  3,708    $  2,461
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
24 -- INTERNATIONAL OPERATIONS
--------------------------------------------------------------------------------

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

      As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between domestic and international operations. The estimates and assumptions used to apportion revenue and expense are consistent with the allocations used for Chase's segment reporting in Note Twenty-Three. There are no individual foreign countries where Chase derives over 10% of its total consolidated revenue.

                                                                                                           Income
                                                    Average                                                Before               Net
For the Year Ended December 31, (in millions)        Assets           Revenue(a)        Expense(b)   Income Taxes            Income
-----------------------------------------------------------------------------------------------------------------------------------
1998
Europe/Middle East and Africa                      $ 69,953          $  1,984          $  1,298          $    686          $    489
Asia and Pacific                                     28,167             1,250               866               384               257
Latin America and the Caribbean                      12,500               706               317               389               252
Other(c)                                              1,340                31                14                17                 9
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                 111,960             3,971             2,495             1,476             1,007
Total Domestic                                      261,251            14,685            10,231             4,454             2,775
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                   373,211          $ 18,656          $ 12,726          $  5,930          $  3,782
-----------------------------------------------------------------------------------------------------------------------------------

1997
Europe/Middle East and Africa                      $ 67,011          $  2,146          $  1,137          $  1,009          $    668
Asia and Pacific                                     21,910             1,354               793               561               359
Latin America and the Caribbean                      14,552               442               344                98                66
Other(c)                                              1,214                31                17                14                 8
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                 104,687             3,973             2,291             1,682             1,101
Total Domestic                                      251,659            12,835             8,607             4,228             2,607
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                   356,346          $ 16,808          $ 10,898          $  5,910          $  3,708
-----------------------------------------------------------------------------------------------------------------------------------

1996
Europe/Middle East and Africa                      $ 74,993          $  2,245          $  1,310          $    935          $    605
Asia and Pacific                                     28,634             1,058               827               231               141
Latin America and the Caribbean                      17,222               515               359               156                92
Other(c)                                              1,308                30                14                16                10
-----------------------------------------------------------------------------------------------------------------------------------
Total International                                 122,157             3,848             2,510             1,338               848
Total Domestic                                      199,083            12,027             9,554             2,473             1,613
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                   321,240          $ 15,875          $ 12,064          $  3,811          $  2,461
-----------------------------------------------------------------------------------------------------------------------------------

(a) Revenue is comprised of Net Interest Income and Noninterest Revenue. Chase has no single customer that represents more than 10% of its revenues.
(b)   Expense is comprised of Noninterest Expense and Provision for Loan Losses.
(c)   No geographic region included in Other exceeds 10% of the total for Chase.

--------------------------------------------------------------------------------
25 -- PARENT COMPANY
--------------------------------------------------------------------------------

PARENT COMPANY - BALANCE SHEET

December 31, (in millions)                                     1998         1997
--------------------------------------------------------------------------------
Assets
Cash with Banks                                             $   628      $   323
Deposits with Banking Subsidiaries                            5,294        1,811
Securities Purchased Under Resale Agreements                  2,498        1,915
Short-Term Advances to Subsidiaries                           5,460        3,868
Long-Term Advances to Subsidiaries                            5,085        5,242
Investment (at Equity) in Subsidiaries                       28,513       25,774
Other Assets                                                    919          791
--------------------------------------------------------------------------------
Total Assets                                                $48,397      $39,724
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper            $ 7,904      $ 4,812
Other Liabilities                                               769          715
Long-Term Debt(a)                                            15,886       12,455
--------------------------------------------------------------------------------
Total Liabilities                                            24,559       17,982
Stockholders' Equity                                         23,838       21,742
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $48,397      $39,724
--------------------------------------------------------------------------------

(a) Includes long-term debt, net of discount, with subsidiaries of $2,395 million and $1,934 million at December 31, 1998 and 1997, respectively. At December 31, 1998, aggregate principal amount of all debt that matures in the years 1999 through 2003 were $2,023 million, $3,288 million, $1,330 million, $1,083 million and $1,057 million, respectively.

PARENT COMPANY - STATEMENT OF INCOME

Year Ended December 31, (in millions)                1998      1997      1996
--------------------------------------------------------------------------------
Income
Dividends from Subsidiaries                        $2,283    $2,401    $2,000(a)
Interest from Subsidiaries                            889       797       815
All Other Income                                        7        21        13
--------------------------------------------------------------------------------
Total Income                                        3,179     3,219     2,828
--------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                                  278       247       293
  Long-Term Debt                                      945       849       742
All Other Expense                                      45        49        97
--------------------------------------------------------------------------------
Total Expense                                       1,268     1,145     1,132
--------------------------------------------------------------------------------
Income Before Income Tax Benefit
  and Equity in Undistributed Net Income
  of Subsidiaries                                   1,911     2,074     1,696
Income Tax Benefit                                    131       120       117
Equity in Undistributed Net Income
  of Subsidiaries                                   1,740     1,514       648
--------------------------------------------------------------------------------
Net Income                                         $3,782    $3,708    $2,461
--------------------------------------------------------------------------------

(a)   Includes a noncash dividend of $657 million.

PARENT COMPANY - STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)                                  1998        1997        1996
---------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                          $ 3,782     $ 3,708     $ 2,461
Less--Net Income of Subsidiaries                                      4,023       3,915       2,648
                                                                    -------     -------     -------
Parent Company Net Loss                                                (241)       (207)       (187)
Add--Dividends from Subsidiaries                                      2,283       2,401       1,343
Other, Net                                                               29         (72)        140
---------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                             2,071       2,122       1,296
---------------------------------------------------------------------------------------------------
Investing Activities
Net Change In:
  Deposits with Banking Subsidiaries                                 (3,483)      2,325       2,084
  Advances to Subsidiaries                                           (1,435)     (1,944)        (31)
  Investment (at Equity) in Subsidiaries                               (723)        724           8
  Securities Purchased Under Resale Agreements                         (583)       (437)       (963)
Proceeds from the Maturity/Sale of Available-for-Sale Securities         --          35         150
Other, Net                                                               (3)        (92)        (34)
---------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                     (6,227)        611       1,214
---------------------------------------------------------------------------------------------------
Financing Activities
Net Change in Other Borrowed Funds                                    3,092          37      (1,630)
Net Proceeds from the Issuance of Long-Term Debt                      3,418       1,281         513
Proceeds from the Issuance of Stock                                   1,232         967       1,082
Redemption of Preferred Stock                                          (912)       (910)         --
Treasury Stock Purchased                                             (1,091)     (2,585)     (1,611)
Cash Dividends Paid                                                  (1,278)     (1,212)     (1,188)
---------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                      4,461      (2,422)     (2,834)
---------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash with Banks                              305         311        (324)
Cash with Banks at the Beginning of the Year                            323          12         336
---------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                              $   628     $   323     $    12
---------------------------------------------------------------------------------------------------
Cash Interest Paid                                                  $ 1,242     $ 1,118     $ 1,041
Taxes Paid                                                          $ 1,072     $   709     $ 1,297
---------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
26 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

At December 31, 1998, Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on Chase's ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with initial and remaining noncancelable lease terms in excess of one year as of December 31, 1998 were as follows:

Year Ended December 31, (in millions)
--------------------------------------------------------------------------------
1999                                                                    $   400
2000                                                                        335
2001                                                                        279
2002                                                                        230
2003                                                                        187
After                                                                       810
--------------------------------------------------------------------------------
Total Minimum Payments Required                                         $ 2,241
--------------------------------------------------------------------------------
Less: Sublease Rentals Under Noncancelable Subleases                    $  (184)
--------------------------------------------------------------------------------
Net Minimum Payment Required                                            $ 2,057
--------------------------------------------------------------------------------

      Total rental expense was as follows:

--------------------------------------------------------------------------------
Year Ended December 31, (in millions)              1998        1997        1996
--------------------------------------------------------------------------------
Gross Rentals                                     $ 511       $ 498       $ 526
Sublease Rentals                                   (164)       (170)       (177)
--------------------------------------------------------------------------------
Net Rent Expense                                  $ 347       $ 328       $ 349
--------------------------------------------------------------------------------

      At December 31, 1998, assets amounting to $46 billion were pledged to secure public deposits and for other purposes. The significant components of the pledged assets at December 31, 1998 were as follows: $27 billion were securities, $16 billion were loans, and the remaining $3 billion were primarily trading assets.

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

SUPPLEMENTARY DATA-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           1998                                        1997
                                         ---------------------------------------     ---------------------------------------
(in millions, except per share data)        4th        3rd        2nd        1st        4th        3rd        2nd        1st
----------------------------------------------------------------------------------------------------------------------------
As Reported Basis
Revenue                                  $5,060     $4,218     $4,755     $4,623     $4,090     $4,415     $4,153     $4,150
Noninterest Expense (excluding
  Restructuring Costs)                    2,873      2,647      2,714      2,620      2,476      2,596      2,413      2,417
Restructuring Costs                          --         --          8        521         20         71         71         30
Provision for Loan Losses                   411        272        328        332        205        190        189        220
Net Income                               $1,146     $  837     $1,074     $  725     $  874     $  982     $  925     $  927
Net Income Per Common Share:
  Basic                                  $ 1.34     $ 0.96     $ 1.24     $ 0.82     $ 1.00     $ 1.11     $ 1.03     $ 1.01
  Diluted                                  1.31       0.94       1.20       0.80       0.97       1.08       1.00       0.99
----------------------------------------------------------------------------------------------------------------------------
Operating Basis(a)
Operating Revenue                        $5,350     $4,508     $5,051     $4,915     $4,295     $4,664     $4,420     $4,320
Operating Noninterest Expense             2,870      2,614      2,712      2,616      2,473      2,505      2,413      2,364
Credit Costs(b)                             704        749        626        628        471        445        456        437
Operating Earnings                       $1,146     $  738     $1,079     $1,053     $  850     $1,081     $  969     $  949
Operating Earnings Per Common Share:
  Basic                                  $ 1.34     $ 0.84     $ 1.24     $ 1.21     $ 0.97     $ 1.23     $ 1.08     $ 1.04
  Diluted                                  1.31       0.82       1.21       1.17       0.94       1.19       1.06       1.01
----------------------------------------------------------------------------------------------------------------------------
Share Price: (c)
  High                                   $72.56     $77.56     $76.50     $69.56     $63.28     $60.25     $52.19     $55.25
  Low                                     35.56      40.06      64.19      49.28      51.25      46.81      42.31      42.81
  Close                                   71.00      43.13      75.50      67.44      54.75      59.00      48.53      46.94
----------------------------------------------------------------------------------------------------------------------------

(a) Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 76.
(b) Includes provision for loan losses, provision for risk management instrument credit losses, foreclosed property expense and credit costs related to the securitized credit card portfolio.
(c) Chase's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of Chase's common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data for all prior periods have been restated to reflect a two-for-one common stock split, effective as of close of business May 20, 1998.

Supplementary Data
SELECTED FINANCIAL DATA (UNAUDITED)

(in millions, except per share and ratio data)
-------------------------------------------------------------------------------------------------------------------------
As of or for the year ended December 31,                     1998          1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------
AS REPORTED BASIS

Revenue                                                  $ 18,656      $ 16,808      $ 15,875      $ 14,960      $ 15,013
Noninterest Expense (excluding Restructuring Costs)        10,854         9,902         9,353         9,375         9,537
Restructuring Costs                                           529           192         1,814            15           465
Provision for Loan Losses                                   1,343           804           897           758         1,050
Net Income(a)                                            $  3,782      $  3,708      $  2,461      $  2,959      $  2,486
-------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:(b)
  Basic                                                  $   4.35      $   4.15      $   2.57      $   3.16      $   2.53
  Diluted                                                    4.24          4.01          2.47          3.02          2.49
Cash Dividends Declared                                      1.44          1.24          1.12          0.97          0.82
Book Value at December 31,                                  26.90         23.76         21.29         20.90         18.69
Share Price at December 31,                                 71.00         54.75         44.69         29.38         17.94
-------------------------------------------------------------------------------------------------------------------------
Performance Ratios
Return on Average Assets                                     1.01%         1.04%          .77%          .96%          .87%
Return on Average Common Equity                             17.27         18.73         12.48         16.15         13.86
Common Dividend Payout Ratio                                   33            30            44            29            30
-------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Items
Loans                                                    $172,754      $168,454      $155,092      $150,207      $142,231
Total Assets                                              365,875       365,521       336,099       303,989       285,383
Deposits                                                  212,437       193,688       180,921       171,534       166,462
Long-Term Debt                                             16,187        13,387        12,714        12,825        13,061
Total Stockholders' Equity                                 23,838        21,742        20,994        20,836        18,873
-------------------------------------------------------------------------------------------------------------------------

OPERATING BASIS(c)

Operating Revenue                                        $ 19,824      $ 17,699      $ 16,451      $ 15,048      $ 14,943
Operating Noninterest Expense                              10,812         9,755         9,329         9,450         9,487
Credit Costs(d)                                             2,707         1,809         1,451           853         1,261
Operating Earnings                                       $  4,016      $  3,849      $  3,516      $  2,903      $  2,559
-------------------------------------------------------------------------------------------------------------------------
Operating Earnings Per Common Share:(b)
  Basic                                                  $   4.63      $   4.32      $   3.77      $   3.10      $   2.61
  Diluted                                                    4.51          4.17          3.64          2.96          2.57
-------------------------------------------------------------------------------------------------------------------------
Operating Performance Ratios
Return on Average Managed Assets                             1.03%         1.04%         1.06%          .93%          .88%
Return on Average Common Equity                             18.37         19.48         18.35         15.82         14.32
Common Dividend Payout Ratio                                   31            29            30            29            29
Efficiency Ratio(e)                                            54            55            57            63            63
Shareholder Value Added (SVA)                              $1,406        $1,393        $1,131        $  659        $  403
-------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Items
Managed Loans                                            $190,787      $185,306      $168,089      $156,758      $144,920
Total Managed Assets                                      383,908       382,373       349,096       310,540       288,072
-------------------------------------------------------------------------------------------------------------------------

(a) 1995 includes an accounting change related to the adoption of SFAS 106 for the accounting for other postretirement benefits relating to foreign plans. Excluding the accounting change, net income, basic and diluted net income per common share were $2,970 million, $3.18 and $3.04, respectively.
(b) Share-related data for all prior periods have been restated to reflect a two-for-one common stock split, effective as of close of business May 20, 1998.
(c) Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 76.
(d) Includes provision for loan losses, provision for risk management instrument credit losses, foreclosed property expense and credit costs related to the securitized credit card portfolio.
(e)   Excludes costs associated with the REIT.

Glossary of Terms

The page numbers included after each definition below represent the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

ACH: "Automated Clearing House," a firm set up and used by member financial institutions to combine, sort and distribute payment orders. (Page 23)

AICPA: "American Institute of Certified Public Accountants." (Page 51)

Asset/Liability Management ("ALM"): The management of the sensitivity of Chase's income to changes in market interest rates. (Pages 38 and 49)

CAGR: "Compound Annual Growth Rate." (Pages 18, 24 and 25)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain intangibles. (Page 19)

CHIPS: "Clearing House Interbank Payments System", a money transfer system that enables banks to make transfers through a central clearinghouse mechanism. (Page
23)

Credit Risk: The risk of loss due to the failure of a borrower or counterparty to fulfill its contractual obligations. (Page 29)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, provision for risk management instrument credit losses, special items and costs associated with the REIT). (Pages 18, 27 and 75)

FASB: Financial Accounting Standards Board. (Page 43)

Federal Deposit Insurance Corporation Improvement Act: Under the act, each Federal banking regulator was required to revise its risk-based capital standards to ensure that those standards took adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities. (Page 64)

FedWire: A computerized money transfer system linking Federal Reserve System banks, branches and member banks. (Page 23)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Pages 19 and 32)

Market Risk: The risk of loss resulting from an adverse change in the value of financial instruments caused by a change in market prices or rates. (Page 36)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 26)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 18, 19 and 24)

Operating Risk: Risk of loss due to fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. (Page 41)

REIT: "Real Estate Investment Trust." (Pages 27 and 75)

SFAS: Statement of Financial Accounting Standards.

SFAS 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions." (Page 75)

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 68)

SFAS 109: "Accounting for Income Taxes." (Page 60)

SFAS 114: "Accounting by Creditors for Impairment of a Loan." (Page 55)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Page 55)

SFAS 123: "Accounting for Stock-Based Compensation." (Page 63)

SFAS 125: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 50)

SFAS 127: "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." (Page 50)

SFAS 130: "Reporting Comprehensive Income." (Page 59)

SFAS 131: "Disclosure about Segments of an Enterprise and Related Information." (Page 70)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
43)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the impact of amortization of goodwill and certain intangibles (i.e., cash operating earnings), minus preferred dividends and an explicit charge for capital. (Pages 18 and 19)

SOP 98-1: Statement of Position for "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." (Page 51)

Special Items: In 1998, included interest income from prior years' tax refunds and costs incurred for accelerated vesting of stock-based incentive awards. In 1997, included gains on the sales of Chase's remaining interest in CIT and a partially-owned foreign investment, as well as costs incurred for accelerated vesting of stock-based incentive awards. 1996 included aggregate tax benefits and refunds, the loss on the sale of a building in Japan and costs incurred in combining Chase's foreign retirement plans. 1995 included the impact of an accounting change, gains on the sales of Chase's investment in Far East Bank and Trust Company, Chemical New Jersey Holdings, Inc. and the loss on the sale of half of Chase's 40% interest in CIT. 1994 included gains on sales of assets held for accelerated disposition and emerging markets past-due interest bonds. (Pages 19, 24 and 75)

Stress Testing: A risk management tool used to measure market risk in an extreme market environment. (Page 36)

Value at Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 36)

Year 2000: The problem of many existing computer programs not being able to recognize properly a year beginning with "20" instead of "19", as these programs only use the last two digits to refer to a year. (Page 41)

================================================================================
DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS'
EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

A summary of Chase's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1996 through 1998 is provided on pages 78 and 79. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable equivalent adjustment was approximately 42% in each of the years 1996 through 1998. A substantial portion of Chase's securities are taxable.

      Within the Consolidated Average Balance Sheet, Interest and Rates summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note One on page 49.

      A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1996 through 1998 is presented on pages 80 and 81. The segregation between domestic and foreign components is based on the location of the office recording the transaction. A portion of Chase's international operations are funded by domestic sources (intra-company funding). Generally, the source of such domestic funds is the Parent Company which, in order to optimize Chase's overall liquidity, deposits its excess short-term funds with Chase Bank's Nassau Branch to hold until such funds are needed. Intra-company funding is very short-term in nature and Chase believes such funds are not subject to cross-border risk.

      Domestic net interest income was $6,922 million in 1998, a decrease of $30 million from the prior year. The decrease in 1998 was primarily attributable to ongoing credit card securitizations (which removed higher yielding credit card loans from the balance sheet), and the impact of narrower spreads, partially offset by interest on prior years' tax refunds. For further discussion, see the section entitled "Net Interest Income" in the MD&A on page 25.

      Net interest income from foreign operations was $1,668 million for 1998, compared with $1,327 million in 1997. The increase reflected higher net yields on interest-earning assets.

      The table on page 82 presents an analysis of the effect on net interest income of volume and rate changes for the periods 1998 versus 1997 and 1997 versus 1996. In this analysis, the change due to the volume/rate variance has been allocated to volume.

Consolidated Average Balance Sheet, Interest and Rates

                                                                                                 1998
Year Ended December 31,                                                         -------------------------------------
(Taxable-Equivalent Interest and Rates; in millions, except rates)               Balance       Interest        Rate
---------------------------------------------------------------------------------------------------------------------
Assets

Deposits with Banks                                                             $   5,934      $   642        10.82%
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                                          32,955        2,211         6.71
Trading Assets-Debt and Equity Instruments                                         30,021        2,431         8.10
Securities:
  Available-for-Sale                                                               56,137        3,486         6.21(a)
  Held-to-Maturity                                                                  2,347          149         6.35
Loans                                                                             169,386       13,394(b)      7.91
---------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                                                     296,780       22,313         7.52%
---------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                                                          (3,544)
Cash and Due from Banks                                                            14,305
Trading Assets-Risk Management Instruments, Net of Allowance for Credit Losses     36,127
All Other Assets                                                                   29,543
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $ 373,211
---------------------------------------------------------------------------------------------------------------------

Liabilities
Interest-Bearing Deposits                                                      $ 153,545       6,840(c)     4.45%(c)
Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                                                     61,237        3,403         5.56
Commercial Paper                                                                   5,046          259         5.13
Other Borrowings(d)                                                               15,607        1,950        12.49
Long-Term Debt                                                                     16,478       1,271         7.71
---------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                                251,913      13,723         5.45
---------------------------------------------------------------------------------------------------------------------
Noninterest Bearing Deposits                                                       46,169
Trading Liabilities-Risk Management Instruments                                    37,200
All Other Liabilities, Including the Allowance for Credit Losses                   14,771
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 350,053
---------------------------------------------------------------------------------------------------------------------

Preferred Stock of Subsidiary                                                         550

Stockholders' Equity
Preferred Stock                                                                     1,280
Common Stockholders' Equity                                                        21,328
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         22,608(e)
---------------------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity       $ 373,211
---------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                                           2.07%
---------------------------------------------------------------------------------------------------------------------
Net Interest Income and Net Yield on
  Interest-Earning Assets                                                                      $ 8,590(c)      2.89%(c)
---------------------------------------------------------------------------------------------------------------------

(a) The annualized rate for available-for-sale securities based on amortized cost was 6.26% in 1998, 6.64% in 1997 and 6.48% in 1996.

(b) Fees and commissions on loans included in loan interest amounted to $141 million in 1998, $149 million in 1997 and $177 million in 1996.

(c) Includes $191 million of interest income resulting from the refund of prior years' taxes. Excluding this amount, the net yield on interest-earning assets would be 2.83%.

(d)   Includes securities sold but not yet purchased and structured notes.

(e) The ratio of average stockholders' equity to average assets was 6.1% for 1998, 5.9% for 1997, and 6.4% for 1996. The return on average stockholders' equity was 16.7% for 1998, 17.6% for 1997, and 11.9% for 1996.

                    1997                                          1996
   -------------------------------------          -------------------------------------
    Balance      Interest        Rate              Balance      Interest        Rate
---------------------------------------------------------------------------------------
   $  5,105      $   525        10.28%            $  6,479      $   537         8.29%

     39,836        2,607         6.54               31,165        2,135         6.85
     35,660        2,771         7.77               29,595        1,897         6.41

     42,610        2,817         6.61(a)            39,538        2,580         6.53(a)
      3,432          228         6.65                4,174          302         7.24
    159,932        12,929(b)     8.08              149,996       12,482(b)      8.32
---------------------------------------------------------------------------------------
    286,575       21,877         7.63%             260,947       19,933         7.64%
---------------------------------------------------------------------------------------
     (3,435)                                        (3,684)
     13,678                                         12,070
     34,426                                         26,684
     25,102                                         25,223
---------------------------------------------------------------------------------------
   $356,346                                       $321,240
---------------------------------------------------------------------------------------

   $137,095        6,561         4.79%            $130,022        6,038         4.64%
     66,789        3,643         5.45               54,655        2,883         5.28
      4,283          228         5.33                5,199          274         5.27
     20,663        2,032         9.83               16,695        1,473         8.82
     14,315        1,134         7.92               12,811          901         7.03
---------------------------------------------------------------------------------------
    243,145       13,598         5.59              219,382       11,569         5.27
---------------------------------------------------------------------------------------
     42,067                                         39,562
     35,309                                         27,421
     14,235                                         14,102
---------------------------------------------------------------------------------------
    334,756                                        300,467
---------------------------------------------------------------------------------------

        550                                            158

      2,212                                          2,650
     18,828                                         17,965
---------------------------------------------------------------------------------------
     21,040(e)                                      20,615(e)
   $356,346                                       $321,240
---------------------------------------------------------------------------------------
                                 2.04%                                          2.37%
---------------------------------------------------------------------------------------

                 $ 8,279         2.89%                           $ 8,364        3.21%
---------------------------------------------------------------------------------------

Interest Rates and Interest Differential Analysis of
Net Interest Income - Domestic and Foreign

                                                                                 1998
                                                                  ------------------------------------
Year Ended December 31,                                             Average                  Average
(Taxable-Equivalent Interest and Rates; in millions, except rates)  Balance    Interest        Rate
------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
  Deposits with Banks, primarily Foreign                           $  5,934     $   642       10.82%
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements:
    Domestic                                                         15,304         947        6.19
    Foreign                                                          17,651       1,264        7.16
  Securities and Trading Assets:
    Domestic                                                         67,516       4,513        6.68
    Foreign                                                          20,989       1,553        7.40
  Loans:
    Domestic                                                        129,098       9,944        7.70
    Foreign                                                          40,288       3,450        8.56
------------------------------------------------------------------------------------------------------
      Total Interest-Earning Assets                                 296,780      22,313        7.52
------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Deposits:
    Domestic                                                         77,189       2,835(a)     3.67(a)
    Foreign                                                          76,356       4,005        5.25
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements:
    Domestic                                                         46,679       2,525        5.41
    Foreign                                                          14,558         878        6.03
  Other Borrowed Funds:
    Domestic                                                         13,971       1,242        8.88
    Foreign                                                           6,682         967       14.48
  Long-Term Debt, primarily Domestic                                 16,478       1,271        7.71
  Intra-Company Funding:
    Domestic                                                         16,513         811          --
    Foreign                                                         (16,513)       (811)         --
                                                                   --------     -------
  Total Interest-Bearing Liabilities                                251,913      13,723        5.45
  Noninterest-Bearing Liabilities:
    Domestic                                                         41,563
    Foreign                                                           3,304
------------------------------------------------------------------------------------------------------
      Total Investable Funds                                       $296,780     $13,723        4.63%
------------------------------------------------------------------------------------------------------
  Net Interest Income and Net Yield                                             $ 8,590(a)     2.89%(a)
    Domestic                                                                      6,922(a)     3.27%(a)
    Foreign                                                                       1,668        1.97%
------------------------------------------------------------------------------------------------------
  Percentage of Total Assets and Liabilities Attributable
   to Foreign Operations:
    Assets                                                                                    35.0%
    Liabilities                                                                               34.4%
------------------------------------------------------------------------------------------------------

(a) See note (c) on page 78. Excluding the tax refund, the domestic net yield on interest-earning assets would be 3.18%.

                    1997                                          1996
   -------------------------------------          -------------------------------------
    Average                     Average            Average                     Average
    Balance      Interest        Rate              Balance      Interest        Rate
---------------------------------------------------------------------------------------
   $  5,105      $   525        10.28%            $  6,479      $   537          8.29%

     22,130        1,330         6.01               21,526        1,137          5.28
     17,706        1,277         7.21                9,639          998         10.35

     55,921        3,771         6.74               51,896        3,315          6.39
     25,781        2,045         7.93               21,411        1,464          6.84

    120,279       10,242         8.52              113,554        9,693          8.54
     39,653        2,687         6.78               36,442        2,789          7.65
---------------------------------------------------------------------------------------
    286,575       21,877         7.63              260,947       19,933          7.64
---------------------------------------------------------------------------------------

     68,383        2,894         4.23               64,153        2,486          3.88
     68,712        3,667         5.34               65,869        3,552          5.39

     50,981        2,782         5.46               45,607        2,209          4.84
     15,808          861         5.44                9,048          674          7.45

     15,372        1,294         8.43               15,209        1,118          7.35
      9,574          966        10.07                6,685          629          9.41
     14,315        1,134         7.92               12,811          901          7.03

      9,946          472           --               13,003          654            --
     (9,946)        (472)          --              (13,003)        (654)           --
   --------      -------                          --------      -------
    243,145       13,598         5.59              219,382       11,569          5.27

     39,985                                         36,867
      3,445                                          4,698
---------------------------------------------------------------------------------------
   $286,575      $13,598         4.74%            $260,947      $11,569          4.43%
---------------------------------------------------------------------------------------
                 $ 8,279         2.89%                          $ 8,364          3.21%
                   6,952         3.50%                            6,830          3.65%
                   1,327         1.51%                            1,534          2.08%
---------------------------------------------------------------------------------------
                                 34.3%                                           34.0%
                                 33.8%                                           33.7%
---------------------------------------------------------------------------------------

Change in Net Interest Income, Volume and Rate Analysis

                                                    1998 VERSUS 1997                                1997 VERSUS 1996
                                   --------------------------------------------    ---------------------------------------------
                                   Increase (decrease) due to change in:           Increase (decrease) due to change in:
(On a Taxable-Equivalent Basis;    -------------------------------------   Net     -------------------------------------   Net
 in millions)                            Volume            Rate          Change            Volume           Rate         Change
--------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets

Deposits with Banks, primarily Foreign  $   89          $   28           $  117           $ (141)          $  129        $  (12)
Federal Funds Sold and Securities
 Purchased Under Resale Agreements:
  Domestic                                (423)             40             (383)              36              157           193
  Foreign                                   (4)             (9)             (13)             582             (303)          279
Securities and Trading Assets:
  Domestic                                 776             (34)             742              274              182           456
  Foreign                                 (355)           (137)            (492)             348              233           581
Loans:
  Domestic                                 688            (986)            (298)             572              (23)          549
  Foreign                                   57             706              763              215             (317)         (102)
--------------------------------------------------------------------------------------------------------------------------------
Change in Interest Income                  828            (392)             436            1,886               58         1,944
--------------------------------------------------------------------------------------------------------------------------------
Interest-Bearing Liabilities
Interest-Bearing Deposits:
  Domestic                                 323            (382)             (59)             179              229           408
  Foreign                                  401             (63)             338              152              (37)          115
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements:
  Domestic                                (232)            (25)            (257)             290              283           573
  Foreign                                  (76)             93               17              369             (182)          187
Other Borrowed Funds:
  Domestic                                (121)             69              (52)              12              164           176
  Foreign                                 (421)            422                1              293               44           337
Long-Term Debt, primarily Domestic         167             (30)             137              119              114           233
Intra Company Funding:
  Domestic                                 323              16              339             (146)             (36)         (182)
  Foreign                                 (323)            (16)            (339)             146               36           182
--------------------------------------------------------------------------------------------------------------------------------
Change in Interest Expense                  41              84              125            1,414              615         2,029
--------------------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income           $  787          $ (476)          $  311           $  472           $ (557)       $  (85)
--------------------------------------------------------------------------------------------------------------------------------

================================================================================
SECURITIES PORTFOLIO

The amortized cost, estimated fair value and average yield (including the impact of related derivatives) of Chase's securities by contractual maturity range and type of security are presented in the table which follows:

Maturity Schedule of Available-for-Sale
Securities December 31, 1998                           Due in 1      Due After 1       Due After 5     Due After
(in millions, rates on a taxable-equivalent basis)   Year or less  Through 5 Years  Through 10 Years  10 Years(a)    Total
----------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation
 Obligations:
  Amortized Cost                                        $  620         $3,436            $4,802         $43,162     $52,020
  Fair Value                                               648          3,513             4,968          43,241      52,370
  Average Yield(b)                                        4.96%          5.13%             5.38%           6.28%       6.10%
----------------------------------------------------------------------------------------------------------------------------
Obligations of State and Political Subdivisions:
  Amortized Cost                                        $  191         $    8            $    5         $    22     $   226
  Fair Value                                               191              8                 5              23         227
  Average Yield(b)                                        4.08%          5.44%             5.54%           5.18%       4.27%
----------------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                                        $1,978         $6,151            $  665         $ 1,103     $ 9,897
  Fair Value                                             1,999          6,190               671           1,346      10,206
  Average Yield(b)                                        4.14%          6.69%             6.44%           3.64%       5.83%
----------------------------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities:(d)
  Amortized Cost                                        $2,789         $9,595            $5,472         $44,287     $62,143
  Fair Value                                             2,838          9,711             5,644          44,610      62,803
  Average Yield(b)                                        4.32%          6.13%             5.51%           6.21%       6.05%
----------------------------------------------------------------------------------------------------------------------------

Maturity Schedule of Held-to-Maturity
Securities December 31, 1998                           Due in 1      Due After 1       Due After 5     Due After
(in millions, rates on a taxable-equivalent basis)   Year or less  Through 5 Years  Through 10 Years  10 Years(a)    Total
----------------------------------------------------------------------------------------------------------------------------
U.S. Government and Federal Agency/Corporation
 Obligations:
  Amortized Cost                                        $   88         $  169            $  135         $ 1,291     $ 1,683
  Fair Value                                                88            171               135           1,305       1,699
  Average Yield(b)                                        5.67%          7.77%             6.70%           6.47%       6.57%
----------------------------------------------------------------------------------------------------------------------------
Other:(c)
  Amortized Cost                                        $   --         $   --            $   --         $     4     $     4
  Fair Value                                                --             --                --               4           4
  Average Yield(b)                                          --%            --%               --%           6.50%       6.50%
----------------------------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities:(d)
  Amortized Cost                                        $   88         $  169            $  135         $ 1,295     $ 1,687
  Fair Value                                                88            171               135           1,309       1,703
  Average Yield(b)                                        5.67%          7.77%             6.70%           6.47%       6.57%
----------------------------------------------------------------------------------------------------------------------------

(a) Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of Chase's mortgaged-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.

(b) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent yields are used, where applicable.

(c) Includes investments in debt securities issued by foreign governments, corporate debt securities, CMOs of private issuers, other debt and equity securities.

(d) For the amortized cost of the above categories of securities at December 31, 1997, see Note Three on page 54. At December 31, 1996, the amortized cost of U.S. Treasury and Federal Agencies, Obligations of State and Political Subdivisions, and Other available-for-sale securities was $35,504 million, $325 million, and $9,101 million, respectively. At December 31, 1996, the amortized cost of U.S. Treasury and Federal Agencies and Other held-to-maturity securities was $3,732 million and $123 million, respectively. For held-to-maturity securities, there were no Obligations of State and Political Subdivisions at December 31, 1996.

     Of the securities held in Chase's securities portfolios, securities issued by the Federal Republic of Germany exceeded 10% of Chase's total stockholders' equity at December 31, 1998, and had at that date a fair value of $3,037 million and an amortized cost of $2,986 million. The U.S. Government and certain of its agencies were the only other issuers whose securities exceeded 10% of Chase's total stockholders' equity at December 31, 1998.

      For a further discussion of Chase's securities portfolios, see Note Three on page 54.

================================================================================
LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type:

December 31, (in millions)                           1998      1997      1996      1995      1994
-------------------------------------------------------------------------------------------------
Domestic Loans:
  Commercial and Industrial                      $ 43,123  $ 37,931  $ 34,742  $ 32,276  $ 30,492
  Financial Institutions                            6,583     6,652     5,540     5,714     5,237
  Commercial Real Estate - Commercial Mortgage      3,029     4,084     5,040     5,512     6,123
  Commercial Real Estate - Construction               955       946       894     1,148     1,580
  Consumer                                         80,891    76,097    69,084    69,431    63,632
-------------------------------------------------------------------------------------------------
    Total Domestic Loans                          134,581   125,710   115,300   114,081   107,064
-------------------------------------------------------------------------------------------------
Foreign Loans:
  Commercial and Industrial                        25,031    28,341    23,909    21,650    19,153
  Foreign Governments and Official Institutions     4,798     3,438     6,140     6,043     7,794
  Financial Institutions                            4,537     6,989     6,457     5,398     5,555
  Consumer                                          3,807     3,976     3,286     3,035     2,665
-------------------------------------------------------------------------------------------------
    Total Foreign Loans                            38,173    42,744    39,792    36,126    35,167
-------------------------------------------------------------------------------------------------
Total Loans(a)                                   $172,754  $168,454  $155,092  $150,207  $142,231
-------------------------------------------------------------------------------------------------

(a) Loans are presented net of unearned income of $1,667 million, $1,612 million, $1,373 million, $1,073 million and $895 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

For a discussion of Chase's loan outstandings, see "Credit-Related Portfolio" on page 31.

Maturities and Sensitivity to Changes in Interest Rates

The following table shows commercial loan maturity and floating/fixed distribution based upon the stated terms of the loan agreements at December 31, 1998. The table below does not include the impact of derivative instruments.

                                             Within       1-5  After 5
December 31, 1998 (in millions)              1 Year(a)  Years     Years    Total
--------------------------------------------------------------------------------
Domestic:
  Commercial and Industrial                 $13,693   $24,053   $5,377   $43,123
  Financial Institutions                      5,344     1,173       66     6,583
  Commercial Real Estate                        772     2,740      472     3,984
Foreign(b)                                   29,419     2,957    1,990    34,366
--------------------------------------------------------------------------------
Total Commercial Loans                      $49,228   $30,923   $7,905   $88,056
--------------------------------------------------------------------------------
Loans at Fixed Interest Rates                         $ 1,644   $  900
Loans at Variable Interest Rates                       29,279    7,005
--------------------------------------------------------------------------------
Total Commercial Loans                                $30,923   $7,905
--------------------------------------------------------------------------------

(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

(b) Substantially all foreign loans that meet the accounting definition of a security pursuant to SFAS 115 mature in over 5 years.

Cross-Border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. The following table lists all countries in which Chase's cross-border outstandings exceed .75% of consolidated assets as of any of the dates specified. This includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies relate to the treatment of local country exposure and foreign exchange and derivatives.

      For a further discussion of Chase's cross-border exposure, see pages
33-34.

Cross-Border Outstandings Exceeding .75 Percent of Total Assets

                                                                   Net Local           Total                          Total
                                                                     Country    Cross-Border                   Cross-Border
(in millions) At December 31,      Public       Banks      Other      Assets    Outstandings(a)  Commitments(b)    Exposure
---------------------------------------------------------------------------------------------------------------------------
Germany                  1998      $4,913      $7,180     $1,084      $3,615         $16,792          $1,627       $ 18,419
                         1997       4,459       3,609        438       1,210           9,716           1,203         10,919
                         1996       3,777       2,857        561       1,116           8,311           2,040         10,351
---------------------------------------------------------------------------------------------------------------------------
Italy                    1998       5,933       1,403        316         377           8,029             608          8,637
                         1997       1,304       1,737        387          --           3,428             706          4,134
                         1996       3,582       7,080        215         536          11,413             963         12,376
---------------------------------------------------------------------------------------------------------------------------
United Kingdom           1998       1,401       1,414      2,849          --           5,664           1,855          7,519
                         1997       1,180       1,942      6,094       1,548          10,764           1,460         12,224
                         1996       1,095       3,007      5,872          --           9,974           2,767         12,741
---------------------------------------------------------------------------------------------------------------------------
Japan                    1998       3,298         997        542          74           4,911           1,993          6,904
                         1997         935       4,524      1,052          --           6,511           2,303          8,814
                         1996       1,312       5,771      2,494       1,402          10,979           2,502         13,481
---------------------------------------------------------------------------------------------------------------------------
Canada                   1998         872         988        737         534           3,131           1,550          4,681
                         1997       1,446       1,106        736         214           3,502             937          4,439
                         1996       1,501         691      1,040         163           3,395           1,328          4,723
---------------------------------------------------------------------------------------------------------------------------
France                   1998         830       2,101        428         179           3,538           1,166          4,704
                         1997         605       1,871        345          38           2,859           1,240          4,099
                         1996         284       2,314        564          21           3,183           1,839          5,022
---------------------------------------------------------------------------------------------------------------------------
Brazil                   1998         914         363      1,324         518           3,119              74          3,193
                         1997       1,766         408      1,536         862           4,572             195          4,767
                         1996       1,637         322      1,768       2,069           5,796             195          5,991
---------------------------------------------------------------------------------------------------------------------------
Korea                    1998          97         426        857         937           2,317              76          2,393
                         1997         478       1,787      1,653       1,189           5,107             184          5,291
                         1996          87       1,423      1,552         554           3,616             421          4,037
---------------------------------------------------------------------------------------------------------------------------

(a) Outstandings include loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, cross-border trading debt and equity instruments, foreign exchange and derivative contracts, and local country assets, net of local country liabilities.

(b) Commitments include outstanding letters of credit and undrawn commitments to extend credit.

      Chase's balances tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

Risk Elements

The following table sets forth the nonperforming assets and contractually past-due loans at the dates indicated:

December 31, (in millions)                                       1998     1997     1996     1995     1994
---------------------------------------------------------------------------------------------------------
Domestic Nonperforming Loans:
  Nonaccruing Loans                                            $  742   $  712   $  848   $1,115   $1,091
  Renegotiated Loans                                               --       --       38       35       37
                                                               ------   ------   ------   ------   ------
    Total Domestic Nonperforming Loans                            742      712      886    1,150    1,128
                                                               ------   ------   ------   ------   ------
Foreign Nonperforming Loans:
  Nonaccruing Loans                                               698      195      132      339      457
  Renegotiated Loans                                               --        1        3        4        4
                                                               ------   ------   ------   ------   ------
    Total Foreign Nonperforming Loans                             698      196      135      343      461
                                                               ------   ------   ------   ------   ------
Total Nonperforming Loans                                       1,440      908    1,021    1,493    1,589
                                                               ------   ------   ------   ------   ------
Derivative and Foreign Exchange Contracts                          50       --       --       --       --
Assets Acquired as Loan Satisfactions (primarily Real Estate)     116      110      130      171      537
---------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                     $1,606   $1,018   $1,151   $1,664   $2,126
---------------------------------------------------------------------------------------------------------
Contractually Past-Due Loans(a)
Domestic:
  Consumer                                                     $  422   $  420   $  395   $  528   $  485
  Commercial                                                       43       32       27       92       64
                                                               ------   ------   ------   ------   ------
    Total Domestic                                                465      452      422      620      549
Foreign                                                            41        7       12       44      181
---------------------------------------------------------------------------------------------------------
Total                                                          $  506   $  459   $  434   $  664   $  730
---------------------------------------------------------------------------------------------------------

(a) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

      For a discussion of nonaccrual loan and past due loan policies, see Note One on page 49. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. Interest on renegotiated loans is accrued at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is recognized in income only as collected.

Impact of Nonperforming Loans on Interest Income

The following table presents the amount of interest income recorded by Chase on its nonperforming loans and the amount of interest income on the carrying value of these loans that would have been recorded if these loans had been current in accordance with their original terms (i.e., interest at original rates). The increase in 1998, when compared with 1997, in total negative impact on interest income reflects a higher level of interest that was not recognized in income due to the increased level of foreign nonperforming loans.

Year Ended December 31, (in millions)                                          1998    1997    1996
---------------------------------------------------------------------------------------------------
Domestic:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate   $  66    $ 63    $ 81
Interest That Was Recognized in Income                                           (9)     (9)    (25)
                                                                              -----    ----    ----
Negative Impact-Domestic                                                         57      54      56
                                                                              -----    ----    ----
Foreign:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate      55      17      11
Interest That Was Recognized in Income                                           (4)     (2)     (7)
                                                                              -----    ----    ----
Negative Impact-Foreign                                                          51      15       4
---------------------------------------------------------------------------------------------------
Total Negative Impact on Interest Income                                      $ 108    $ 69    $ 60
---------------------------------------------------------------------------------------------------

================================================================================
SUMMARY OF LOAN LOSS EXPERIENCE

For a further discussion, see Note One on page 49 and Note Five on page 56.

Allowance for Loan Losses

The table below summarizes the changes in the allowance for loan losses during the periods indicated.

Year Ended December 31, (in millions)                                 1998      1997         1996         1995      1994
------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                       $ 3,624   $ 3,549      $ 3,784      $ 3,894   $ 4,445
Provision for Loan Losses                                            1,343       804          897          758     1,050
Charge-Offs
Domestic:
  Commercial and Industrial                                            (99)     (114)        (181)        (169)     (252)
  Financial Institutions                                                --        --           --           --       (19)
  Consumer                                                          (1,158)     (913)        (921)        (967)     (871)
  Commercial Real Estate                                                (6)       (5)         (47)         (84)     (386)
Foreign                                                               (528)      (64)         (38)         (58)     (442)(a)
------------------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                                                 (1,791)   (1,096)      (1,187)      (1,278)   (1,970)
------------------------------------------------------------------------------------------------------------------------
Recoveries
Domestic:
  Commercial and Industrial                                            165        91           95          173       165
  Financial Institutions                                                 2         1           --           12         7
  Consumer                                                             121       106           97          108       106
  Commercial Real Estate                                                20        42           33           53        96
Foreign                                                                 65        52           65           92       132
------------------------------------------------------------------------------------------------------------------------
  Total Recoveries                                                     373       292          290          438       506
------------------------------------------------------------------------------------------------------------------------
Net Charge-Offs                                                     (1,418)     (804)        (897)        (840)   (1,464)
Charge Related to Conforming Credit Card Charge-off Policies            --        --         (102)          --        --
Charge for Assets Transferred to Held-for-Accelerated Disposition       --        --           --           --      (148)
Transfer to Trading Assets-Risk Management Instruments                  --        --          (75)(b)       --        --
Transfer to Other Liabilities                                           --      (100)(c)      (70)(c)       --        --
Allowance Related to Purchased (Disposed) Portfolios
  and Subsidiaries (d)                                                   5       172           13          (31)        4
Foreign Exchange Translation Adjustment                                 (2)        3           (1)           3         7
------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                             $ 3,552   $ 3,624      $ 3,549      $ 3,784   $ 3,894
------------------------------------------------------------------------------------------------------------------------

(a) Includes $291 million related to management's final valuation of the emerging markets portfolio.

(b) Relates to the transfer to the allowance for credit losses on risk management instruments.

(c) Relates to the transfer to the allowance for credit losses on lending-related commitments.

(d) Includes approximately $160 million related to the purchase of a credit card portfolio in 1997 and $28 million related to the sale of banking operations in southern and central New Jersey in 1995.

Loan Loss Analysis

Year Ended December 31, (in millions, except ratios)      1998       1997       1996         1995       1994
------------------------------------------------------------------------------------------------------------
Balances
Loans-Average                                         $169,386   $159,932   $149,996     $146,528   $136,713
Loans-Year End                                         172,754    168,454    155,092      150,207    142,231
Net Charge-Offs                                          1,418        804        999(a)       840      1,612(b)
Allowance for Loan Losses:(c)
  Domestic                                               2,489      2,767      2,898        3,217      3,240
  Foreign                                                1,063        857        651          567        654
------------------------------------------------------------------------------------------------------------
  Total Allowance for Loan Losses                        3,552      3,624      3,549        3,784      3,894
------------------------------------------------------------------------------------------------------------
Nonperforming Loans                                      1,440        908      1,021        1,493      1,589
Ratios
Net Charge-Offs to:
  Loans-Average                                            .84%       .50%       .67%         .57%      1.18%
  Allowance for Loan Losses                              39.92      22.19      28.15        22.20      41.40
Allowance for Loan Losses to:
  Loans-Year End                                          2.06       2.15       2.29         2.52       2.74
  Nonperforming Loans                                   246.67     399.12     347.60       253.45     245.06
------------------------------------------------------------------------------------------------------------

(a) Includes a charge of $102 million related to conforming credit card charge-off policies.

(b) Includes a charge of $148 million for assets transferred to held-for-accelerated disposition.

(c) The allowance for loan losses is a general allowance. For purposes of this table, management has allocated the entire allowance for loan losses between the domestic and foreign portfolios. Prior years' balances have been revised to reflect the current presentation.

================================================================================
DEPOSITS

The following data provides a summary of Chase's average deposits and average interest rates for the years indicated:

                                                  Average Balances                 Average Interest Rates
(in millions, except interest rates)         1998       1997      1996            1998      1997     1996
---------------------------------------------------------------------------------------------------------
Domestic:
Noninterest-Bearing Demand               $ 25,041   $ 23,483  $ 27,284              --%       --%      --%
Interest-Bearing Demand                     3,300      3,563     3,375            1.51      1.78     2.05
Savings                                    53,960     50,198    43,986            2.56      2.75     2.89
Time                                       37,646     29,529    25,349            3.73      4.91     4.52
---------------------------------------------------------------------------------------------------------
  Total Domestic Deposits                 119,947    106,773    99,994            2.36      2.71     2.49
---------------------------------------------------------------------------------------------------------
Foreign:
Noninterest-Bearing Demand                  3,088      3,363     2,918              --        --       --
Interest-Bearing Demand                    31,350     25,480    19,551            4.93      4.44     4.50
Savings                                       839        824       862            3.76      3.60     3.39
Time                                       44,490     42,722    46,259            5.46      5.87     5.72
---------------------------------------------------------------------------------------------------------
  Total Foreign Deposits(a)                79,767     72,389    69,590            5.02      5.07     5.10
---------------------------------------------------------------------------------------------------------
Total Deposits                           $199,714   $179,162  $169,584            3.42%    3.66%     3.56%
---------------------------------------------------------------------------------------------------------

(a) The majority of foreign deposits were in denominations of $100,000 or more.

The following table presents the maturities for domestic time certificates of deposit in denominations of $100,000 or more at December 31, 1998:

                                                                       Domestic Time
                                                             Certificates of Deposit
By remaining maturity at December 31, 1998 (in millions)           ($100,000 or More)
-------------------------------------------------------------------------------------
Three Months or Less                                                        $ 12,414
Over Three Months but within Six Months                                        3,907
Over Six Months but within Twelve Months                                       1,744
Over Twelve Months                                                               275
-------------------------------------------------------------------------------------
  Total                                                                     $ 18,340
-------------------------------------------------------------------------------------

At December 31, 1998, other domestic time deposits in denominations of $100,000 or more totaled $18,927 million, substantially all of which mature in three months or less.

================================================================================
SHORT-TERM AND OTHER BORROWED FUNDS

The following data provides a summary of Chase's short-term and other borrowed funds and weighted-average rates on these funds:

(in millions, except rates)                          1998       1997       1996
--------------------------------------------------------------------------------
Federal funds purchased and securities
  sold under repurchase agreements:
Balance at year-end                               $41,632    $56,126    $53,868
Average daily balance during the year              61,237     66,789     54,655
Maximum month-end balance                          70,062     80,633     67,750
Weighted-average rate at December 31                 5.91%      5.90%      5.45%
Weighted-average rate during the year                5.56%      5.45%      5.28%
--------------------------------------------------------------------------------
Commercial paper:
Balance at year-end                               $ 7,788    $ 4,744    $ 4,500
Average daily balance during the year               5,046      4,283      5,199
Maximum month-end balance                           8,217      4,951      5,991
Weighted-average rate at December 31                 4.78%      5.64%      5.07%
Weighted-average rate during the year                5.13%      5.33%      5.27%
--------------------------------------------------------------------------------
Other Borrowed Funds-Other borrowings:(a)
Balance at year-end                               $ 7,239    $ 6,861    $ 9,231
Average daily balance during the year               6,148      7,566      8,535
Maximum month-end balance                           8,175      8,958     12,509
Weighted-average rate at December 31(b)             12.23%      9.38%      9.97%
Weighted-average rate during the year(b)            12.49%      9.83%      8.82%
--------------------------------------------------------------------------------

(a)   Excludes securities sold but not yet purchased and structured notes.

(b) The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies.

      Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowings consist of demand notes, term Federal funds purchased and various other borrowings that generally have maturities of one year or less.

      At December 31, 1998, Chase had unused lines of credit available for general corporate purposes, including the payment of commercial paper borrowings, amounting to $1.0 billion.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                       THE CHASE MANHATTAN CORPORATION
                                                (Registrant)


                                       By  /s/ WALTER V. SHIPLEY
                                           -------------------------------------
                                           (Walter V. Shipley,
                                           Chairman and Chief Executive Officer)

                                       Date: March 10, 1999

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

                                       Capacity                      Date
                                       --------                      ----


/s/ WALTER V. SHIPLEY        Director, Chairman and Chief
---------------------------  Executive Officer (Principal
(Walter V. Shipley)          Executive Officer)


/s/ THOMAS G. LABRECQUE      Director, President and Chief
---------------------------  Operating Officer
(Thomas G. Labrecque)


/s/ WILLIAM B. HARRISON JR.  Director and Vice Chairman
---------------------------  of the Board
(William B. Harrison Jr.)


/s/ HANS W. BECHERER         Director
---------------------------
(Hans W. Becherer)


/s/ FRANK A. BENNACK JR.     Director                             March 10, 1999
---------------------------
(Frank A. Bennack Jr.)


/s/ SUSAN V. BERRESFORD      Director
---------------------------
(Susan V. Berresford)


/s/ M. ANTHONY BURNS         Director
---------------------------
(M. Anthony Burns)


/s/ H. LAURANCE FULLER       Director
---------------------------
(H. Laurance Fuller)


/s/ MELVIN R. GOODES         Director
---------------------------
(Melvin R. Goodes)

                                       Capacity                      Date
                                       --------                      ----


/s/ WILLIAM H. GRAY, III     Director
---------------------------
(William H. Gray, III)


/s/ GEORGE V. GRUNE          Director
---------------------------
(George V. Grune)


/s/ HAROLD S. HOOK           Director
---------------------------
(Harold S. Hook)


/s/ HELENE L. KAPLAN         Director
---------------------------
(Helene L. Kaplan)


/s/ HENRY B. SCHACHT         Director
---------------------------
(Henry B. Schacht)
                                                                  March 10, 1999

/s/ ANDREW C. SIGLER         Director
---------------------------
(Andrew C. Sigler)


/s/ JOHN R. STAFFORD         Director
---------------------------
(John R. Stafford)


/s/ MARINA v.N. WHITMAN      Director
---------------------------
(Marina v.N. Whitman)


/s/ MARC J. SHAPIRO          Vice Chairman
---------------------------  Finance and Risk Management
(Marc J. Shapiro)            (Principal Financial Officer)


/s/ JOSEPH L. SCLAFANI       Executive Vice President and
---------------------------  Controller
(Joseph L. Sclafani)         (Principal Accounting Officer)

                                   APPENDIX 1

                NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL

Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition.

GRAPHIC NUMBER   PAGE                                    DESCRIPTION
--------------   ----                                    -----------
      1           18     Bar graph entitled "Chase's Common Share Price Through the 1990's" presenting the following information at December 31,

                                                        1990              1991             1992              1993              1994
                                                        ----              ----             ----              ----              ----
                         9-Year Compound Annual         $   5             $  11            $  19             $  20             $  18
                           Growth Rate ("CAGR")
                           =19%
                                                        1995              1996             1997              1998
                                                        ----              ----             ----              ----
                                                        $  29             $  45            $  55             $  71


      2           20     Pie Chart entitled "Operating Revenues by Business Franchise 1998" presenting the following information:

                         Global Bank                     46%
                         National Consumer Services      41%
                         Global Services                 13%

      3           21     Pie Chart entitled "Global Bank Operating Revenues by Key Businesses 1998" presenting the following information:

                         Global Markets                  36%
                         Global Investment Banking       12%
                         Corporate Lending               14%
                         Chase Capital Partners           8%
                         Global Private Bank              7%
                         Middle Markets                   8%
                         Chase Texas
                         (consolidated)                  15%

GRAPHIC NUMBER   PAGE                                    DESCRIPTION
--------------   ----                                    -----------
      4           22     Pie Chart entitled "National Consumer Services Operating Revenues by Key Businesses 1998"
                         presenting the following information:

                         Chase Cardmember Services      48%
                         Regional Consumer Banking      29%
                         Chase Home Finance             13%
                         Diversified Consumer Services  10%

      5           24     Line graph entitled "Market-Sensitive Revenue" in millions, presenting the following information:

                                                        1989             1990              1991             1992              1993
                                                        ----             ----              ----             ----              ----
                         Logarithmic Regression         $1,459           $1,668            $1,907           $2,181            $2,495
                             1989 - 1998
                             CAGR = 14%

                         Market-Sensitive Revenue       1,508            1,373             1,660            2,209             3,122

                                                        1994             1995              1996             1997              1998
                                                        ----             ----              ----             ----              ----
                         Logarithmic Regression         $2,853           $3,263            $3,731           $4,267            $4,879
                             1989 - 1998
                             CAGR = 14%

                         Market-Sensitive Revenue       2,574            2,996             3,691            4,215             5,238

      6           27     Line graph entitled "Operating Efficiency Ratio" presenting the following information:
                         Improvement since 1994 = 900 Basis Points

                                                        1994             1995              1996             1997              1998
                                                        ----             ----              ----             ----              ----
                         Operating -
                             Efficiency Ratio           63%              63%               57%              55%               54%

GRAPHIC NUMBER   PAGE                                    DESCRIPTION
--------------   ----                                    -----------
      7           30     Pie chart entitled "Diversification of Managed Credit-Related Portfolio at December 31, 1998"
                         presenting the following information:

                         CONSUMER
                         Domestic Residential Mortgages            19%
                         Domestic Managed Credit Cards             14%
                         Domestic Auto Financings                   7%
                         Domestic Other Consumer                    4%
                         Foreign Consumer                           2%

                         COMMERCIAL
                         Domestic Commercial and Industrial        19%
                         Derivative and FX Contracts               15%
                         Foreign Commercial and Industrial         11%
                         Domestic Financial Institutions            3%
                         Foreign Governments                        2%
                         Domestic Commercial Real Estate            2%
                         Foreign Financial Institutions             2%

      8           37     Bar graph entitled "Histogram of Daily Market Risk-Related Revenue for 1998 and 1997"
                         presenting the following information:

                         Millions of dollars            0 - 5      5 - 10    10 - 15   15 - 20   20 - 25    25 - 30   30 and Over
                                                        -----      ------    -------   -------   -------    -------   -----------
                                                                                     1998
                         Number of trading days                                      ----
                         market risk-related            35         46        52        40        20         12        17
                         revenue was within the                                      1997
                         above prescribed positive                                   ----
                         dollar range                   37         55        60        40        24         8         5

                         Millions of dollars            0-(5)    (5)-(10)  (10)-(15)   (15)-(20) (20)-(25) (25)-(30) (30) and Over
                                                        -----      ------    -------   -------   -------    -------   -----------
                                                                                     1998
                         Number of trading days                                      ----
                         market risk-related            15         9         4         3         1          3         2
                         revenue was within the                                      1997
                         above prescribed negative                                   ----
                         dollar range                   13         7         5         1         0          2         2

GRAPHIC NUMBER   PAGE                                    DESCRIPTION
--------------   ----                                    -----------
      9           40     Bar graph entitled "Risk-Based Capital Ratios at December 31, in billions, except ratios"
                         presenting the following information:

                                                         1994             1995              1996             1997              1998
                                                         ----             ----              ----             ----              ----
                         Total
                         Capital Ratio                   12.2%            12.3%             11.8%            11.6%             12.0%

                         Tier 1
                         Capital Ratio                   8.1%             8.2%              8.2%             7.9%              8.3%

                         Tier 1 Leverage Ratio           6.6%             6.7%              6.8%             6.0%              6.4%

                         Qualifying Capital            $26.3            $28.3             $29.4            $33.3             $34.8

                         During 1997, Chase adopted the Federal Reserve Board's guidelines for calculating market risk-adjusted capital. Prior period ratios have not been restated.

      10          41     Bar graph entitled "Market Capitalization at December 31, in billions" presenting the following information: 5 Year CAGR = 28%

                                                         1994             1995              1996             1997              1998
                                                         ----             ----              ----             ----              ----
                         Market Capitalization           $15.4            $25.6             $38.5            $46.1             $60.2

                                Exhibit Index
                                -------------

Item No.                         Description


3.1 Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-07941) of The Chase Manhattan Corporation).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 (File No. 333-56573) of The Chase Manhattan Corporation).

3.3 Certificate of Designations of Fixed/Adjustable Rate Noncumulative Preferred Stock of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-56573) of The Chase Manhattan Corporation).

3.4 By-laws, as amended as of March 17, 1998, of The Chase Manhattan Corporation (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.1 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.2(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, dated December 22, 1992, of Chemical Banking Corporation, File No. 1-5805).

4.2(b) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992 (incorporated by reference to Exhibit
       4.5 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.3(a) Indenture, dated as of June 1, 1985, between Manufacturers Hanover
       Corporation and IBJ Schroder Bank and Trust Company, as Trustee, relating to the 8 1/2% Subordinated Capital Notes Due February 15, 1999 (incorporated by reference to Exhibit 4(b) to the Current Report on Form 8-K, dated February 27, 1987, of Manufacturers Hanover Corporation, File No. 1-5923-1) .

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

                                Exhibit Index
                                -------------

Item No.                         Description

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

4.5(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

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

4.8 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

                                Exhibit Index
                                -------------

Item No.                         Description

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

10.9 Amendment to The Chase Manhattan 1987/82 Long-Term Incentive Plan (incorporated by reference to Exhibit 10T to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945)

10.10 Long Term Incentive Program of Manufacturers Hanover Corporation (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.11 Key Executive Performance Plan of Chemical Banking Corporation (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, dated December 31, 1994, of Chemical Banking Corporation, File No. 1-5805).

10.12 The Chase Manhattan Annual Incentive Arrangement for Certain Executive Officers (incorporated by reference to Exhibit 10W to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, of The Chase Manhattan Corporation, File No. 1-5945)

10.13 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.16  Permanent Life Insurance Options Plan (incorporated by reference to
       Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1 -5805).

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

                                Exhibit Index
                                -------------

Item No.                         Description

10.19 Supplemental Retirement Plan of The Chase Manhattan Bank, as amended (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 1-5945).

10.20 Further Amendment to the Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated by reference to Exhibit 10G of The Chase Manhattan Corporation's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-5945)

10.21 Amendment to Supplemental Retirement Plan of The Chase Manhattan Bank (incorporated herein by reference to Exhibit 10Z to The Chase Manhattan Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-5945).

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