Form 10-Q
period 1999-03-31
CHASE MANHATTAN CORP /DE/
filed 1999-05-17
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1999               Commission file number 1-5805
                      --------------                                      ------

                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-2624428
   -------------------------------                          -------------------
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                          Identification No.)

270 Park Avenue, New York, New York                                10017
-----------------------------------                             ------------
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

                                                                  Yes |X| No |_|

Common Stock, $1 Par Value                                           845,268,072
--------------------------------------------------------------------------------
Number of shares outstanding of each of the issuer's classes of common stock on April 30, 1999.

--------------------------------------------------------------------------------

                                 FORM 10-Q INDEX

Part I - Financial Information                                              Page
                                                                            ----

Item 1    Financial Statements - The Chase Manhattan Corporation:

            Consolidated Balance Sheet at March 31, 1999 and
            December 31, 1998.                                                 3

            Consolidated Statement of Income for three months
            ended March 31, 1999 and March 31,1998.                            4

            Consolidated Statement of Changes in Stockholders' Equity for the
            three months ended March 31, 1999 and March 31,1998.               5

            Consolidated Statement of Cash Flows for the three months
            ended March 31, 1999 and March 31,1998.                            6

            Notes to Consolidated Financial Statements.                     7-10

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       11-36

            Glossary of Terms.                                                37

Part II - Other Information

Item 1    Legal Proceedings.                                                  38

Item 2    Sales of Unregistered Common Stock.                                 38

Item 6    Exhibits and Reports on Form 8-K.                                   38

--------------------------------------------------------------------------------

Part I
Item 1.

                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (in millions, except share data)

                                                                           March 31,      December 31,
                                                                             1999            1998
                                                                           ---------       ---------
ASSETS
Cash and Due from Banks                                                    $  18,306       $  17,068
Deposits with Banks                                                            3,437           7,212
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                           24,867          18,487
Trading Assets:
  Debt and Equity Instruments                                                 27,572          24,844
  Risk Management Instruments (Net of Allowance for Credit
    Losses of $150 in 1999 and 1998)                                          28,362          32,848
Securities:
    Available-for-Sale                                                        55,297          62,803
    Held-to-Maturity (Market Value: $1,330 at March 31,1999 and
      $1,703 at December 31, 1998)                                             1,316           1,687
Loans (Net of Allowance for Loan Losses of $3,552 in 1999
      and 1998)                                                              169,297         169,202
Premises and Equipment                                                         4,114           4,055
Due from Customers on Acceptances                                                987           1,223
Accrued Interest Receivable                                                    2,243           2,316
Other Assets                                                                  25,460          24,130
                                                                           ---------       ---------
   TOTAL ASSETS                                                            $ 361,258       $ 365,875
                                                                           =========       =========
LIABILITIES
Deposits:
  Domestic:
    Noninterest-Bearing                                                    $  47,380       $  47,541
    Interest-Bearing                                                          81,885          85,886
  Foreign:
    Noninterest-Bearing                                                        4,221           4,082
    Interest-Bearing                                                          74,155          74,928
                                                                           ---------       ---------
    Total Deposits                                                           207,641         212,437
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                            51,116          41,632
Commercial Paper                                                               4,965           7,788
Other Borrowed Funds                                                           5,982           7,239
Acceptances Outstanding                                                          987           1,223
Trading Liabilities                                                           35,675          38,502
Accounts Payable, Accrued Expenses and Other Liabilities, Including
  the Allowance for Credit Losses of $170 in 1999 and 1998                    12,708          14,291
Long-Term Debt                                                                16,178          16,187
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                           2,188           2,188
                                                                           ---------       ---------
    TOTAL LIABILITIES                                                        337,440         341,487
                                                                           ---------       ---------
COMMITMENTS AND CONTINGENCIES (See Note 9)

PREFERRED STOCK OF SUBSIDIARY                                                    550             550
                                                                           ---------       ---------

STOCKHOLDERS' EQUITY
Preferred Stock                                                                1,028           1,028
Common Stock (Authorized 1,500,000,000 Shares, Issued 881,857,276
  Shares at March 31,1999 and 881,688,611 Shares at December 31,1998)            882             882
Capital Surplus                                                                9,542           9,836
Retained Earnings                                                             14,351          13,544
Accumulated Other Comprehensive Income                                           (99)            392
Treasury Stock, at Cost (36,810,934 Shares at March 31, 1999
  and 33,703,249 Shares at December 31, 1998)                                 (2,436)         (1,844)
                                                                           ---------       ---------
  TOTAL STOCKHOLDERS' EQUITY                                                  23,268          23,838
                                                                           ---------       ---------
  TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
    AND STOCKHOLDERS' EQUITY                                               $ 361,258       $ 365,875
                                                                           =========       =========

       The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                          Three Months Ended March 31,
                      (in millions, except per share data)

                                                           1999          1998
                                                          -------       -------
INTEREST INCOME
Loans                                                     $ 3,209       $ 3,405
Securities                                                    835           889
Trading Assets                                                418           676
Federal Funds Sold and Securities Purchased
  Under Resale Agreements                                     381           671
Deposits with Banks                                           184           152
                                                          -------       -------
   Total Interest Income                                    5,027         5,793
                                                          -------       -------

INTEREST EXPENSE
Deposits                                                    1,598         1,815
Short-Term and Other Borrowings                               914         1,509
Long-Term Debt                                                311           305
                                                          -------       -------
   Total Interest Expense                                   2,823         3,629
                                                          -------       -------

NET INTEREST INCOME                                         2,204         2,164
Provision for Loan Losses                                     381           332
                                                          -------       -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          1,823         1,832
                                                          -------       -------

NONINTEREST REVENUE
Investment Banking Fees                                       317           361
Trust, Custody and Investment Management Fees                 414           348
Credit Card Revenue                                           379           300
Fees for Other Financial Services                             553           510
Trading Revenue                                               618           480
Provision for Risk Management Instrument
  Credit Losses                                                --           (12)
Securities Gains                                              156            83
Private Equity Gains                                          325           293
Other Revenue                                                 178            96
                                                          -------       -------
   Total Noninterest Revenue                                2,940         2,459
                                                          -------       -------

NONINTEREST EXPENSE
Salaries                                                    1,384         1,254
Employee Benefits                                             255           224
Occupancy Expense                                             218           189
Equipment Expense                                             243           209
Restructuring Costs                                            --           521
Other Expense                                                 845           744
                                                          -------       -------
   Total Noninterest Expense                                2,945         3,141
                                                          -------       -------

INCOME BEFORE INCOME TAX EXPENSE                            1,818         1,150
Income Tax Expense                                            645           425
                                                          -------       -------
NET INCOME                                                $ 1,173       $   725
                                                          =======       =======
NET INCOME APPLICABLE TO COMMON STOCK                     $ 1,155       $   691
                                                          =======       =======

NET INCOME PER COMMON SHARE:
Basic                                                     $  1.37       $  0.82
                                                          =======       =======
Diluted                                                   $  1.32       $  0.80
                                                          =======       =======

      The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                          Three months Ended March 31,
                                  (in millions)

                                                          1999           1998
                                                        --------       --------
PREFERRED STOCK
Balance at Beginning of Year                            $  1,028       $  1,740
Redemption of Stock                                           --           (372)
                                                        --------       --------
Balance at End of Period                                   1,028          1,368
                                                        --------       --------

COMMON STOCK
Balance at Beginning and End of Period                       882 (a)        441
                                                        --------       --------

CAPITAL SURPLUS
Balance at Beginning of Year                               9,836         10,360
Shares Issued and Commitments to Issue
  Common Stock for Employee Stock-Based Awards
  and Related Tax Effects                                   (294)          (219)
                                                        --------       --------
Balance at End of Period                                   9,542         10,141
                                                        --------       --------

RETAINED EARNINGS
Balance at Beginning of Year                              13,544         11,086
Net Income                                                 1,173            725
Cash Dividends Declared:
  Preferred Stock                                            (18)           (34)
  Common Stock                                              (348)          (306)
                                                        --------       --------
Balance at End of Period                                  14,351         11,471
                                                        --------       --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at Beginning of Year                                 392            112
Other Comprehensive Income (Loss)                           (491)            22
                                                        --------       --------
Balance at End of Period                                     (99)           134
                                                        --------       --------

TREASURY STOCK, AT COST
Balance at Beginning of Year                              (1,844)        (1,997)
Purchase of Treasury Stock                                (1,661)           (73)
Reissuance of Treasury Stock                               1,069            556
                                                        --------       --------
Balance at End of Period                                  (2,436)        (1,514)
                                                        --------       --------

TOTAL STOCKHOLDERS' EQUITY                              $ 23,268       $ 22,041
                                                        ========       ========

COMPREHENSIVE INCOME
Net Income                                              $  1,173       $    725
Other Comprehensive Income (Loss)                           (491)            22
                                                        --------       --------
Comprehensive Income                                    $    682       $    747
                                                        ========       ========

(a) Increase reflects shares issued in connection with a two-for-one stock split, effective as of close of business on May 20, 1998.

       The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Three months Ended March 31,
                                  (in millions)

                                                          1999           1998
                                                        --------       --------
OPERATING ACTIVITIES
Net Income                                              $  1,173       $    725
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
  Provision for Loan Losses                                  381            332
  Provision for Risk Management Instrument Credit
    Losses                                                    --             12
  Restructuring Costs                                         --            521
  Depreciation and Amortization                              340            242
  Net Change In:
    Trading-Related Assets                                 3,841          1,379
    Accrued Interest Receivable                               73            486
    Other Assets                                          (1,984)        (3,301)
    Trading-Related Liabilities                           (2,743)        (4,300)
    Accrued Interest Payable                                (176)           (61)
    Other Liabilities                                     (1,742)           485
    Other, Net                                               128           (867)
                                                        --------       --------
Net Cash Used by Operating Activities                       (709)        (4,347)
                                                        --------       --------

INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                      3,775           (579)
  Federal Funds Sold and Securities Purchased
    Under Resale Agreements                               (9,101)         5,966
  Loans Due to Sales and Securitizations                  10,461          9,320
  Other Loans, Net                                       (12,102)        (9,175)
  Other, Net                                                 358            340
Proceeds from the Maturity of Held-to-Maturity
  Securities                                                 371            286
Purchases of Held-to-Maturity Securities                      --            (20)
Proceeds from the Maturity of Available-for-Sale
  Securities                                               3,092          6,396
Proceeds from the Sale of Available-for-Sale
  Securities                                              36,784         37,873
Purchases of Available-for-Sale Securities               (33,525)       (50,301)
Cash Used in Acquisitions                                    (49)          (254)
                                                        --------       --------
Net Cash Provided (Used) by Investing Activities              64           (148)
                                                        --------       --------

FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits              (161)        (1,512)
  Domestic Time and Savings Deposits                      (4,001)         5,797
  Foreign Deposits                                          (634)        (1,877)
  Federal Funds Purchased and Securities Sold
    Under Repurchase Agreements                           12,205            812
  Other Borrowed Funds                                    (4,080)            23
  Other, Net                                                 (39)          (147)
Proceeds from the Issuance of Long-Term Debt
  and Capital Securities                                   1,075          1,831
Maturity and Redemption of Long-Term Debt                 (1,077)          (662)
Proceeds from the Issuance of Stock                          571            158
Redemption of Preferred Stock                                 --           (372)
Treasury Stock Purchased                                  (1,661)           (73)
Cash Dividends Paid                                         (323)          (295)
                                                        --------       --------
Net Cash Provided by Financing Activities                  1,875          3,683
                                                        --------       --------
Effect of Exchange Rate Changes on Cash and
  Due from Banks                                               8             14
                                                        --------       --------
Net Increase (Decrease) in Cash and Due from Banks         1,238           (798)
Cash and Due from Banks at January 1,                     17,068         15,704
                                                        --------       --------
Cash and Due from Banks at March 31,                    $ 18,306       $ 14,906
                                                        ========       ========
Cash Interest Paid                                      $  2,999       $  3,690
                                                        --------       --------
Taxes Paid                                              $    134       $    159
                                                        --------       --------

      The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

--------------------------------------------------------------------------------

See Glossary of Terms on page 37 for definition of terms used throughout the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and financial reporting policies of The Chase Manhattan Corporation ("Chase") conform to generally accepted accounting principles ("GAAP") and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense and disclosure of contingent assets and liabilities. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note One of Chase's 1998 Annual Report.

Net gains from available-for-sale securities sold in the first quarters of 1999 and 1998 amounted to $156 million (gross gains of $211 million and gross losses of $55 million) and to $83 million (gross gains of $134 million and gross losses of $51 million), respectively. There were no sales of held-to-maturity securities in the periods presented.

The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

=====================================================================================================

                                                        March 31, 1999           December 31, 1998
                                                    ----------------------    -----------------------
(in millions)                                       Amortized      Fair       Amortized       Fair
Available-for-Sale Securities:                         Cost      Value (a)       Cost       Value (a)
                                                    ---------    ---------    ---------     ---------
U.S. Government and Federal
  Agency/Corporation Obligations:
    Mortgage-Backed Securities                       $32,486      $32,215      $42,916      $42,994
    Collateralized Mortgage Obligations                  188          189          260          260
    U.S. Treasuries                                   10,800       10,627        8,844        9,116
Obligations of State and Political Subdivisions          204          205          226          227
Debt Securities Issued by Foreign Governments         10,123       10,122        8,176        8,226
Corporate Debt Securities                                305          295          261          255
Equity Securities                                        811        1,028          832        1,058
Other, primarily Asset-Backed Securities (b)             580          616          628          667
                                                     -------      -------      -------      -------
     Total Available-for-Sale Securities (c)         $55,497      $55,297      $62,143      $62,803
                                                     =======      =======      =======      =======

Held-to-Maturity Securities:
U.S. Government and Federal
  Agency/Corporation Obligations:
    Mortgage-Backed Securities                       $   816      $   829      $   898      $   914
    Collateralized Mortgage Obligations                  431          432          720          720
    U.S. Treasuries                                       66           66           65           65
Other, primarily Asset-Backed Securities (b)               3            3            4            4
                                                     -------      -------      -------      -------
    Total Held-to-Maturity Securities                $ 1,316      $ 1,330      $ 1,687      $ 1,703
                                                     =======      =======      =======      =======

-----------------------------------------------------------------------------------------------------

(a) Gross unrealized gains and losses on available-for-sale securities were $409 million and $609 million, respectively, at March 31, 1999 and $771 million and $111 million, respectively, at December 31, 1998. Gross unrealized gains on held-to-maturity securities were $14 million (there were no gross unrealized losses), at March 31, 1999. Gross unrealized gains and losses were $17 million and $1 million, respectively, at December 31, 1998.

(b) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans were $403 million and $377 million, respectively, at March 31, 1999. This compares with $623 million and $569 million, respectively, at December 31, 1998.

================================================================================

Part I
Item 1. (continued)

NOTE 3 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

There have been no changes related to the statutory business trusts during the 1999 first quarter. For a discussion of these business trusts, see page 57 of Chase's 1998 Annual Report.

NOTE 4 - RESTRUCTURING COSTS

For a discussion of Chase's restructuring costs, refer to Note Twelve and page 28 of Chase's 1998 Annual Report.

During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million taken in connection with initiatives to streamline support functions and realign certain business activities. As of March 31, 1999, the reserve balance was $300 million, of which $183 million related to staff reductions, $102 million related to dispositions of certain premises and equipment and $15 million related to other expenses.
NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

=================================================================================================================================

Three months Ended March 31,
(in millions)

                                                   1999                                                 1998
                             ------------------------------------------------     -----------------------------------------------
                                             Net Unrealized     Accumulated                        Net Unrealized    Accumulated
                             Accumulated      Gain(Loss) on         Other         Accumulated      Gain(Loss) on        Other
                             Translation       Securities       Comprehensive     Translation        Securities     Comprehensive
                              Adjustment   Available-for-Sale      Income          Adjustment    Available-for-Sale     Income
                              ----------   ------------------      ------          ----------    ------------------     ------
Beginning Balance               $  17            $ 375               $ 392             $  17            $  95            $ 112
Change During Period               --             (491)               (491)               --               22               22
                                -----            -----               -----             -----            -----             -----
Ending Balance                  $  17            $(116) (a)          $ (99)            $  17            $ 117 (a)         $ 134
                                =====            =====               =====             =====            =====             =====

---------------------------------------------------------------------------------------------------------------------------------

(a) Represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio including securities classified as loans, which are subject to the provisions of SFAS 115. See Note Two.

================================================================================

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note Twenty-Two of the 1998 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

=============================================================================================================================

                                                    March 31, 1999                             December 31, 1998
                                    -------------------------------------------   -------------------------------------------
                                    Carrying       Estimated      Appreciation/   Carrying       Estimated      Appreciation/
(in millions)                        Value         Fair Value    (Depreciation)     Value        Fair Value    (Depreciation)
                                     -----         ----------    --------------     -----        ----------    --------------
Total Financial Assets              $350,781        $352,985        $  2,204      $355,738        $358,559        $  2,821
                                    ========        ========                      ========        ========
Total Financial Liabilities         $336,592        $336,435             157      $340,643        $340,519             124
                                    ========        ========        --------      ========        ========        --------
Estimated Fair Value in Excess
  of Carrying Value                                                 $  2,361                                      $  2,945
                                                                    ========                                      ========

=============================================================================================================================

Derivative contracts used in connection with Chase's ALM activities had an unrecognized net gain of $11 million and $110 million at March 31, 1999 and December 31, 1998, respectively, both of which are included in the above amounts.

Part I
Item 1. (continued)

NOTE 7 - CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note Eighteen of Chase's 1998 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At March 31,1999, Chase and each of its depository institutions, including those listed in the table below, were "well capitalized" as defined by banking regulators.

===================================================================================================================

March 31, 1999                                            The Chase                  Chase
(in millions, except ratios)       Chase (a)             Manhattan Bank              Texas                Chase USA
-------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (d)                  $ 23,980                $ 18,225                $  1,454               $  2,812
Total Capital                         34,943                  26,377                   2,110                  3,968
Risk-Weighted Assets (b)             287,073                 229,131                  19,698                 32,864
Adjusted Average Assets              364,637                 294,036                  22,943                 32,558

Tier 1 Capital Ratio (b)(d)            8.35%                   7.95%                   7.38%                  8.56%
Total Capital Ratio (b)(d)            12.17%                  11.51%                  10.71%                 12.07%
Tier 1 Leverage Ratio (c)(d)           6.58%                   6.20%                   6.34%                  8.64%

-------------------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

(b) Tier 1 capital or Total capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $92,719 million, $84,242 million, $4,029 million and $3,844 million.

(c) Tier 1 capital divided by adjusted average assets (net of allowance for credit losses, goodwill and certain intangible assets).

(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 capital and Tier 1 leverage ratios.

================================================================================

NOTE 8 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Chase utilizes various derivative and foreign exchange contracts for trading purposes and for purposes other than trading, such as asset/liability management ("ALM"). For a discussion of the various financial instruments used and the credit and market risks involved, see Note Nineteen of Chase's 1998 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

=========================================================================================================================

                                                             Notional Amounts (a)                Credit Exposure
                                                         March 31,       December 31,        March 31,       December 31,
(in billions)                                              1999              1998              1999             1998
-------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts                                  $8,751.6          $8,171.9          $   14.0         $   13.0
Foreign Exchange Contracts                                1,773.5           2,040.6              10.9             16.0
Debt, Equity, Commodity and Other Contracts                 152.9             140.5               4.0              4.3
                                                                                             --------         --------
Total Credit Exposure Recorded on the Balance Sheet                                          $   28.9         $   33.3
                                                                                             ========         ========

-------------------------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and debt, equity, commodity and other contracts were $981.9 billion, $1.5 billion and $9.0 billion, respectively, at March 31, 1999, compared with $699.3 billion, $3.3 billion and $3.9 billion, respectively, at December 31,1998. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.

================================================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1. (continued)

NOTE 10 - SEGMENT INFORMATION

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

Chase uses SVA, Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the Management's Discussion and Analysis ("MD&A") on page 19 and Note Twenty-three of the 1998 Annual Report. The following table provides Chase's segment results.

=====================================================================================================================

(in millions)                                        National              Global          Corporate/
                                   Global            Consumer             Services        Reconciling
                                    Bank             Services           (within CTS)       Items (a)          Total
First Quarter 1999
Operating Revenue (b)            $   2,587           $   2,161           $     728        $     (63)        $   5,413
Intersegment Revenue (b)               (25)                 (3)                 19                9                --
Operating Earnings                     834                 309                  99              (69)            1,173
Cash Operating Earnings (c)            844                 350                 114              (62)            1,246
Average Managed Assets             248,813             112,176              15,507            8,400           384,896
SVA                                    393                 134                  23              (49)              501

First Quarter 1998
Operating Revenue (b)            $   2,385           $   1,931           $     670        $     (71)        $   4,915
Intersegment Revenue (b)               (26)                 (1)                 19                8                --
Operating Earnings                     751                 247                 114              (59)            1,053
Cash Operating Earnings (c)            761                 287                 119              (53)            1,114
Average Managed Assets             271,779             105,095              12,771            5,214           394,859
SVA                                    318                  72                  52              (14)              428

---------------------------------------------------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes the non-global services portion of Chase Technology Solutions, Chase's Global Asset Management and Mutual Funds business, corporate staff areas and the net effect of management accounting policies.

(b) Operating Revenue includes Intersegment Revenue, which includes revenue and revenue sharing agreements between segments, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c) Cash Operating Earnings excludes the impact of credit card securitizations, restructuring costs, special items, and amortization of goodwill and certain intangibles.

================================================================================

The table below presents a reconciliation of the combined segment information to Chase's consolidated net income as included in the Consolidated Statement of Income. For a further discussion concerning Chase's business franchise (segments) results, see Lines of Business Results in the MD&A on pages 12-16.

--------------------------------------------------------------------------------
                                                               First Quarter
                                                          ---------------------
                                                           1999          1998
                                                          -------       -------
(in millions)
Segments' Cash Operating Earnings                         $ 1,308       $ 1,167
Corporate/Reconciling Items                                   (62)          (53)
                                                          -------       -------
Consolidated Cash Operating Earnings                        1,246         1,114
Amortization of Goodwill and Certain Intangibles              (73)          (61)
                                                          -------       -------
Consolidated Operating Earnings                             1,173         1,053
Special Items and Restructuring Costs                          --          (328)
                                                          -------       -------
Consolidated Net Income                                   $ 1,173       $   725
                                                          =======       =======

--------------------------------------------------------------------------------


================================================================================

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

                                      1999           1998
                                     -------        -------
(in millions, except per share        First          First         Over(Under)
 and ratio data)                     Quarter        Quarter          1Qtr98
                                     -------        -------          ------
Operating Basis (a)
Operating Revenue                    $5,413         $4,915             10%
Operating Earnings                    1,173          1,053             11%
Diluted Earnings Per Share             1.32           1.17             13%
Return on Average Common Equity        20.6%          20.3%            30 bp
Efficiency Ratio                         54             53            100 bp
Shareholder Value Added              $  501         $  428             17%

--------------------------------------------------------------------------------

Reported Basis
Net Income                           $1,173         $  725             62%
Diluted Net Income Per Share           1.32           0.80             65%
Return on Average Common Equity        20.6%          13.8%        680 bp

--------------------------------------------------------------------------------

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see page 19 of Chase's 1998 Annual Report.

bp -  Denotes basis points; 100 bp equals 1%.

================================================================================

Operating diluted earnings per share were $1.32 in the first quarter of 1999, compared to $1.17 per share in the first quarter of 1998. Reported diluted earnings per share were $1.32 in the 1999 first quarter and $.80 in the first quarter of 1998. Operating earnings and reported net income were each $1.17 billion in the first quarter of 1999, compared with $1.05 billion and $725 million, respectively, in the first quarter of 1998.

Operating highlights for first quarter of 1999 included:

      -     Operating revenue increased 10% to $5.4 billion.
      -     Operating EPS increased by 13% to $1.32.
      -     Shareholder Value Added ("SVA") increased 17% to $501 million.
      -     Return on common equity was 21%.
      - Chase repurchased approximately $885 million of common stock, on a net basis, in the quarter. Even so, the Tier 1 capital ratio rose to 8.4%.

Chase's first quarter results reflected double-digit growth in revenues, earnings per share and shareholder value. Driving these results were the strength and diversity of Chase's businesses and a disciplined approach to risk and capital management. Chase's management continues to reaffirm its belief in the strength and sustainability of earnings from Chase's diverse business mix. Each of Chase's major business franchises is at scale, and maintains leadership positions in its line of business. As a result, Chase's operating revenues increased 10% in the 1999 first quarter, despite lower investment banking fees and weaker results in Global Services. Trading-related revenue reached a record high of $837 million. Credit costs remained stable in the first quarter: credit card net charge-offs improved from the 1998 fourth quarter, and financial conditions in Asia and Latin America have stabilized since the 1998 year-end. At March 31, 1999, total assets on Chase's balance sheet declined by $4.6 billion from the 1998 year-end, and Tier 1 capital and Total capital ratios increased to 8.4% and 12.2%, respectively, reflecting Chase's continued focus on SVA and capital management.

This Management's Discussion and Analysis contains certain forward-looking statements, including without limitation, statements related to credit, market and operating risk. These forward-looking statements are subject to risks and uncertainties and Chase's actual results may differ materially from those included in these statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the 1998 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 37 for a definition of terms used throughout this Form 10-Q.

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

Management measures Chase's financial performance and that of its business units based on operating earnings, cash operating earnings, and SVA. For a description of these concepts and the basis of presentation that management uses to measure and evaluate business unit profitability, see page 19 of the 1998 Annual Report

Prior periods may be restated to reflect refinements in management reporting policies or changes to the management organization.

The table below provides summary financial information on an operating basis for Chase's three major business franchises. The discussion that follows the table focuses on business unit performance within these franchises. See Note Ten of this Form 10-Q for a further discussion of Chase's business segments.

=================================================================================================================

First Quarter                                   Global Bank                       National Consumer Services
                                  --------------------------------------    -------------------------------------
Ended March 31,                     1999        Over/(Under)       1998       1999        Over/(Under)     1998
-----------------------------------------------------------------------------------------------------------------
(in millions, except ratios)
Operating Revenue                 $  2,587       $    202              8%   $  2,161       $    230          12%
Operating Earnings                     834             83             11         309             62          25
Cash Operating Earnings (a)            844             83             11         350             63          22
Average Common Equity               13,736            537              4       6,577            158           2
Average Managed Assets             248,813        (22,966)            (8)    112,176          7,081           7
Shareholder Value Added                393             75             24         134             62          86
Cash Return on Common Equity          24.6%            --            180 bp     21.3%            --         370 bp
Cash Efficiency Ratio                   45             --           (100)         48             --        (100)

-----------------------------------------------------------------------------------------------------------------

First Quarter                                 Global Services                              Total (b)
                                  --------------------------------------    -------------------------------------
Ended March 31,                     1999        Over/(Under)       1998       1999        Over/(Under)     1998
-----------------------------------------------------------------------------------------------------------------
(in millions, except ratios)
Operating Revenue                 $    728       $     58              9%   $  5,413       $    498          10%
Operating Earnings                      99            (15)           (13)      1,173            120          11
Cash Operating Earnings (a)            114             (5)            (4)      1,246            132          12
Average Common Equity                2,794            795             40      22,692          2,343          12
Average Managed Assets              15,507          2,736             21     384,896         (9,963)         (3)
Shareholder Value Added                 23            (29)           (56)        501             73          17
Cash Return on Common Equity          16.3%            --           (730) bp    21.9%            --          40 bp
Cash Efficiency Ratio                   76             --            500          53             --         100

-----------------------------------------------------------------------------------------------------------------

(a) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

(b) Total column includes Corporate results. See description of Corporate results on page 16.

bp -  Denotes basis points; 100bp equals 1%.

================================================================================

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

Global Bank first quarter 1999 operating revenues rose $202 million, an increase of 8% from first quarter 1998, due to increases in trading-related revenue, securities gains and private equity gains. Cash operating earnings and SVA for the first quarter 1999 increased $83 million and $75 million, respectively, over the first quarter 1998.

The following table sets forth certain key financial performance measures of the businesses within Global Bank.

=====================================================================================================================

                                                     1999                              Over/(Under) 1998
                                  ------------------------------------------  -------------------------------------
First Quarter Ended                                  Cash            Cash                     Cash          Cash
March 31,                        Operating        Operating       Efficiency  Operating     Operating    Efficiency
(in millions, except ratios)      Revenues         Earnings          Ratio     Revenues      Earnings       Ratio
                                  --------         --------          -----     --------      --------       -----
Global Markets                    $ 1,278          $   490             40%         29%           46%         (800) bp
Global Investment Banking             220                5             98         (37)          (94)        4,000
Corporate Lending                     397              146             26           8            24          (400)
Chase Capital Partners                271              151             12          --             1           100
Global Private Bank                   215               43             66           4            --           100
Middle Markets                        247               55             57          (1)           (4)          300
Other Global Bank                     (41)             (46)            NM          NM            NM            NM
                                  -------          -------
Totals (a)                        $ 2,587          $   844             45%          8%           11%         (100) bp
                                  =======          =======

---------------------------------------------------------------------------------------------------------------------

(a) All product revenues and expenses for Chase Texas have been allocated to the appropriate business units.

NM -  Not meaningful

bp -  Denotes basis points; 100 bp equals 1%.

================================================================================

Global Markets

Global Markets' activities are diverse, by product and geography, and encompass the trading and sale of foreign exchange, derivatives, fixed income securities and commodities. Chase operates 24 hours a day covering the major international cross-border financial markets, as well as many local markets. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for managing Chase's interest rate risk exposures and investment securities activities. Treasury results are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items.

Trading-related revenue for the first quarter of 1999 was a record $837 million, an increase of 21% from the 1998 first quarter. Results reflect a strong performance in traditional products, including interest rate derivatives, and newer products, such as equity derivatives. Securities gains realized during the first quarter were $156 million, an 88% increase over first quarter 1998 results. The total return (pretax before expenses) from interest rate risk management activities amounted to $251 million for the first quarter of 1999, compared with $86 million in the first quarter of 1998.

Global Investment Banking

Global Investment Banking advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Chase's corporate finance client base is extensive and is managed through global client industry groups. Product offerings encompass syndicated finance, high yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase is the largest provider of U.S. corporate debt, with a major presence in both the public and private debt markets, and has built a strong presence in the advisory area by leveraging its debt market leadership.

Global Investment Banking operating revenues for the first three months of 1999 decreased by $130 million, or 37%, to $220 million when compared with the same quarter in 1998. The revenue decrease reflects lower investment banking fees due to an overall market decline in leveraged financings and lower trading results on high yield securities.

Corporate Lending

Corporate Lending provides credit and lending services to clients globally within a strategy that emphasizes origination for distribution. An active portfolio management effort is an integral part of corporate lending activities and is focused on managing concentrations by product, borrower, risk grade, industry and geography. The use of SVA for product and customer decisions resulted in higher spreads on retained assets and the disposition of less-SVA-attractive loans. Management expects to continue to manage commercial loans for shareholder value rather than revenue growth. Revenues and cash operating earnings increased 8% and 24%, respectively, for the 1999 first quarter when compared with the same 1998 period.

Chase Capital Partners

Chase Capital Partners ("CCP") is one of the largest global private equity organizations with approximately $7.1 billion under management, including $4.3 billion in direct equity and equity-related investments and $1.4 billion in fund investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and, to a lesser extent, abroad. For the first three months of 1999, CCP's direct investments totaled approximately $312 million in 15 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $371 million in 34 direct investments for the first quarter of 1998. Earnings reflected continued strength in the equity markets, a favorable environment for technology initial public offerings (IPOs) and the positive impact of maturing investments within the portfolio, partially offset by higher costs to support a higher level of investments.

Global Private Bank

The Global Private Bank serves a global client base of high net worth individuals and families, offering a full range of private banking services as well as access to the broad product capabilities of the Global Bank. Services include investment management, global capital market products and services, risk management, alternative investments such as private equity funds, trust and estate planning, global custody, mutual funds, credit and banking, and philanthropic advisory services. Revenues increased 4% from the 1998 first quarter reflecting double digit growth in the U.S., particularly in investment management and trust fees, offset by lower revenues in selected international markets.

Middle Markets

Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is the market leader in the New York metropolitan tri-state area. Cash operating earnings decreased slightly in the 1999 first quarter, reflecting lower spreads and an increase in expenses.

NATIONAL CONSUMER SERVICES

National Consumer Services ("NCS") serves more than 30 million customers nationwide offering a wide variety of financial products and services through a diverse array of channels. Characterized by significant scale, and operating under the strong Chase brand, NCS combines nationwide presence with a leading consumer and small business banking franchise in the New York metropolitan tri-state region and key Texas markets. NCS's strategy is driven by information technology, which provides insights into customer behavior, requirements and preferences, and enables the franchise to develop financial solutions that best meet customer needs.

Cash operating earnings for the first quarter of 1999 increased $63 million, or 22%, over the same period in 1998. Revenue growth of 12% contributed to the increase in cash operating earnings and reflects higher revenues and volumes across all of NCS's businesses. SVA increased $62 million, or 86%, in the first three months of 1999 from the same period in 1998.

The following table sets forth certain key financial performance measures of the businesses within NCS.

---------------------------------------------------------------------------------------------------------------------

                                                      1999                              Over/(Under) 1998
                                     ----------------------------------------   ------------------------------------
First Quarter Ended                                   Cash            Cash                    Cash           Cash
March 31,                            Operating      Operating      Efficiency   Operating   Operating     Efficiency
(in millions, except ratios)          Revenues       Earnings         Ratio      Revenues    Earnings       Ratio
                                      --------       --------         -----      --------    --------       -----
Chase Cardmember Services             $  1,001       $    117           34%          8%          3%        100 bp
Regional Consumer Banking                  577            101           70           7          25           (400)
Chase Home Finance                         272             64           58          13          (2)           900
Diversified Consumer Services              291             58           48          41         205         (1,000)
Other NCS                                   20             10           NM          NM          NM             NM
                                      --------       --------
Totals (a)                            $  2,161       $    350           48%         12%         22%          (100) bp
                                      ========       ========

---------------------------------------------------------------------------------------------------------------------

(a) All product revenues and expenses for Chase Texas have been allocated to the appropriate business units.

NM -  Not meaningful

bp -  Denotes basis points; 100 bp equals 1%.

================================================================================

Chase Cardmember Services

Chase Cardmember Services ("CCS") ranks as the fourth-largest bank card issuer in the United States. CCS also reflects the results of Chase's international consumer business, which includes Chase Manhattan Card Company Limited, the third largest credit card issuer in Hong Kong, as well as consumer banking activities in Hong Kong, Panama and the Eastern Caribbean. CCS's operating revenues for the three months ended March 31, 1999 were $1.0 billion, representing an 8% increase from the first quarter 1998, reflecting increased purchase volume and the positive impact of pricing initiatives starting in the 1998 second quarter. Cash operating earnings reflect a higher level of marketing expense.

Regional Consumer Banking

Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It is also a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through their choice of distribution channels, including the largest branch and proprietary ATM networks in the New York metropolitan region, plus state-of-the-art telephone, PC and Internet services. For the first quarter 1999, cash operating earnings increased 25% to $101 million, compared with the same period in 1998, benefiting from higher net interest income and increased fee income as a result of strong performance of the Chase debit banking card.

Chase Home Finance

Chase Home Finance serves more than 2 million customers nationwide and is the largest originator and third-largest servicer of residential mortgage loans in the U.S. It is also a leading provider of home-equity secured lending and manufactured housing financing. During the first three months of 1999, $28 billion in residential first-mortgage loans, home-equity and manufactured housing financing were originated, a 73% increase over the same period last year. Chase Home Finance's servicing portfolio increased 27% from first quarter 1998 and totaled $226 billion at March 31, 1999. Operating revenues rose 13% in the first quarter of 1999 compared with the first quarter of 1998 due to higher origination volume and servicing balances. Partially offsetting this increase in operating revenue was lower net interest income as a result of higher funding costs associated with the increase in servicing balances. Cash operating earnings decreased 2% in the first three months of 1999, reflecting higher expenses stemming from greater business volume and technology investments.

Diversified Consumer Services

Diversified Consumer Services ("DCS") is the largest bank originator of auto loans and leases in the United States and a leading provider of student loans and unsecured consumer lending. In addition to its financing activities, DCS offers brokerage services and investment products nationwide and is one of the most diversified bank insurance providers in the U.S. During the first quarter 1999, auto finance originations were strong, increasing 14% when compared to the same period in 1998. At March 31, 1999, Chase Auto Finance had $23 billion in managed loans and $18 billion in balance sheet receivables. Cash operating earnings for DCS in the first quarter of 1999, were driven by the strong growth in auto finance and by higher revenues in Chase's investment and insurance businesses. Also included in revenues was a gain on a sale of a student loan portfolio.

CHASE TECHNOLOGY SOLUTIONS

Chase Technology Solutions ("CTS") is composed of Chase's Global Services businesses, Information Technology and Operations, and Electronic Commerce initiatives. Global Services is a leading provider of information and transaction services globally and includes custody and other investor services, treasury and cash management, trade finance, debt, agency and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $5.0 trillion in assets and serviced over $3.0 trillion in outstanding debt at March 31, 1999. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume.

For the three months ended March 31, 1999, cash operating earnings and SVA for Global Services decreased $5 million and $29 million, respectively, when compared with the same period in 1998. Revenue growth increased 9% in the first quarter 1999, driven by acquisitions and growth in core custody products. Revenue growth was negatively affected by a decline in balance-related revenues, the revaluation and reallocation of investment portfolios from emerging to developed markets, and by a reduction in structured financings. Expenses in the quarter grew more than revenues, reflecting ongoing investment spending and costs related to Year 2000. Management anticipates that over the remainder of 1999, Global Services operating results should improve when compared to the current quarter, primarily as a result of expense discipline and increasing revenues from rebounding financial markets.

CORPORATE

Corporate includes Chase's Global Asset Management and Mutual Funds business, which provides investment management for institutional investors globally and manages the Chase Global Mutual Funds. Total assets under management amounted to $208 billion at March 31, 1999. Corporate also includes Chase Business Services, the shared services company created in 1998, and the effects remaining at the Corporate level after the implementation of management accounting policies such as credit provision and tax expense. For the three months ended March 31, 1999, Corporate had a cash operating loss (including the non-Global Services portion of CTS) of $62 million compared with a cash operating loss of $53 million in the first quarter of 1998.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following section provides a discussion of Chase's results of operations as reported under generally accepted accounting principles as well as on the operating basis that is used by management in measuring Chase's financial performance.

To further facilitate its analysis of Chase's financial results, management categorizes Chase's revenue components as market-sensitive revenues or as less-market-sensitive revenues. Market-sensitive revenues include trading revenues (including trading-related net interest income), investment banking fees, securities gains and private equity gains. The remaining revenue components of the income statement are categorized as less-market-sensitive revenue.

The following table provides a reconciliation between Chase's results as reported in its Consolidated Financial Statements and as presented on an operating basis.

========================================================================================================

                                                             First Quarter 1999
                                     -------------------------------------------------------------------
(in millions, except                 Reported        Credit         Credit       Special       Operating
per share data)                      Results          Costs          Card         Items          Basis
                                       (a)             (b)            (c)          (d)
                                      ------         ------         ------       ------         ------
Market-Sensitive Revenue              $1,635         $   --         $   --       $   --         $1,635
Less-Market-Sensitive Revenue          3,509             --            269           --          3,778
                                      ------         ------         ------       ------         ------
Total Revenue                          5,144                           269           --          5,413
Noninterest Expense                    2,945             (5)            --           --          2,940
                                      ------         ------         ------       ------         ------

Operating Margin                       2,199              5            269           --          2,473
Credit Costs                             381              5            269           --            655
                                      ------         ------         ------       ------         ------
Income Before
  Restructuring Costs                  1,818             --             --           --          1,818
Restructuring Costs                       --             --             --           --             --
                                      ------         ------         ------       ------         ------

Income Before Taxes                    1,818             --             --           --          1,818
Tax Expense                              645             --             --           --            645
                                      ------         ------         ------       ------         ------
Net Income                            $1,173         $   --         $   --       $   --         $1,173
                                      ======         ======         ======       ======         ======

NET INCOME PER COMMON SHARE
Basic                                 $ 1.37                                                    $ 1.37
Diluted                               $ 1.32                                                    $ 1.32

--------------------------------------------------------------------------------------------------------

                                                             First Quarter 1998
                                     -------------------------------------------------------------------
(in millions, except                 Reported        Credit         Credit       Special       Operating
per share data)                      Results          Costs          Card         Items          Basis
                                       (a)             (b)            (c)          (d)
                                      ------         ------         ------       ------         ------
Market-Sensitive Revenue              $1,417         $   12         $   --       $   --         $1,429
Less-Market-Sensitive Revenue          3,206             --            280           --          3,486
                                      ------         ------         ------       ------         ------
Total Revenue                          4,623             12            280           --          4,915
Noninterest Expense                    2,620             (4)            --           --          2,616
                                      ------         ------         ------       ------         ------

Operating Margin                       2,003             16            280           --          2,299
Credit Costs                             332             16            280           --            628
                                      ------         ------         ------       ------         ------
Income Before
  Restructuring Costs                  1,671             --             --           --          1,671
Restructuring Costs                      521             --             --         (521)            --
                                      ------         ------         ------       ------         ------

Income Before Taxes                    1,150             --             --          521          1,671
Tax Expense                              425             --             --          193            618
                                      ------         ------         ------       ------         ------

Net Income                            $  725         $   --         $   --       $  328         $1,053
                                      ======         ======         ======       ======         ======

NET INCOME PER COMMON SHARE
Basic                                 $ 0.82                                                    $ 1.21
Diluted                               $ 0.80                                                    $ 1.17

--------------------------------------------------------------------------------------------------------

(a) Represents results as reported in Chase's financial statements, except that revenues are categorized between market-sensitive revenues and less-market-sensitive revenues and restructuring costs have been separately displayed.

(b) For purposes of operating basis presentation, the provision for risk management instrument credit losses is reclassified from noninterest revenue to credit costs and foreclosed property expense is reclassified from noninterest expense to credit costs.

(c) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that would previously have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue (credit card revenue and other revenue).

(d) Includes restructuring costs and special items. For a description of special items, see Glossary of Terms on page 37.

================================================================================

MARKET-SENSITIVE REVENUE

Market-sensitive revenues are, in management's view, typically more sensitive to changes in general market conditions than those revenue components management considers as less-market-sensitive. While components of market-sensitive revenues experience volatility (particularly on a quarter-to-quarter basis), over the past ten years total market-sensitive revenue has increased at a compound annual growth rate ("CAGR") of 14% and has exhibited limited annual volatility around the regression trendline.

For the first quarter, market-sensitive revenues in 1999 increased 14% over 1998, reflecting increases in trading-related revenues and securities gains. A discussion of the components within market-sensitive revenue is presented below.

Investment Banking Fees

Investment banking fees were $317 million, 12 percent lower than in the same 1998 quarter, reflecting the overall market decline in leveraged financings, offset in part by stronger fees in mergers and acquisitions advisory activity and investment grade bond underwriting. Chase continues to be a leading provider of corporate debt, ranking first in global loan syndications, while improving its market share in public debt underwriting. Management anticipates that revenues from Investment Banking should rebound next quarter, as a result of increased leveraged financing activities.

Trading-Related Revenue

Trading revenues and related net interest income rose 21 percent to $837 million, a new record, benefiting from strong performance in traditional products, including interest rate derivatives, and newer products, such as equity derivatives.

================================================================================

                                                                 First Quarter
                                                                ----------------
(in millions)                                                   1999        1998
                                                                ----        ----
Trading Revenue - Reported                                      $618        $480
Net Interest Income Impact (a)                                   219         212
                                                                ----        ----
Total Trading-Related Revenue                                   $837        $692
                                                                ====        ====
Product Diversification:
   Interest Rate Contracts (b)                                  $322        $141
   Foreign Exchange Spot and Option Contracts (c)                199         286
   Debt Instruments, Equities and Commodities (d)                316         265
                                                                ----        ----
Total Trading-Related Revenue                                   $837        $692
                                                                ====        ====

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

================================================================================

Interest rate contract revenues increased as a result of Chase having successfully positioned itself for the commencement of the euro and from interest rate movements in the European markets in the 1999 first quarter. Foreign exchange spot and option revenue declined this quarter, due to reduced volume because of lower liquidity in the Asian markets.

The increase in debt instruments, equities and commodities revenue resulted from continued improvement in emerging markets activities and high-grade bonds as well as from increased revenues from Chase's equity derivative products as a result of favorable market conditions in the 1999 first quarter. Equities and commodities revenue was $115 million in the 1999 first quarter compared with $74 million in the prior year quarter.


Securities Gains

Securities gains realized for the 1999 first quarter were $156 million compared with $83 million in the prior year's first quarter. These gains were largely from sales of U.S. Government and agency securities. Unrealized net losses in Chase's available-for-sale securities portfolio were approximately $226 million, before taxes, at March 31, 1999, a decrease from a net unrealized gain of approximately $600 million, before taxes, at year-end 1998, reflecting a rise in interest rates during the current quarter.

Private Equity Gains

Private equity gains include income from a wide variety of investments in the United States and, to a lesser extent, abroad. Private equity gains in the 1999 first quarter were $325 million, 11 percent higher than in the first quarter of 1998, reflecting continued strength in the equity markets and a more favorable environment for technology IPOs, as well as the positive impact of maturing investments within the portfolio.

LESS-MARKET-SENSITIVE REVENUE

The less-market-sensitive revenue captions are generally subject to less market volatility than market-sensitive revenues. However, certain components within less-market-sensitive revenue are subject to market volatility, particularly assets that are held-for-sale and are accounted for on either a mark-to-market basis or lower-of-cost-or-market basis.

Less-market-sensitive revenues increased by 8% in the 1999 first quarter reflecting increases across all categories. A discussion of the components within less-market-sensitive revenue is presented below.

Net Interest Income

Reported net interest income for the 1999 first quarter was $2.20 billion, an increase of 2% from the 1998 first quarter. Reported results include trading-related net interest income of $219 million, an increase of 3% from the prior year. For purposes of internal analysis, management combines trading-related net interest income with trading revenue, as discussed under the Trading-Related Revenue caption in the Market-Sensitive Revenue section.

The following table provides a reconciliation between reported net interest income as presented on the Consolidated Statement of Income and operating net interest income, which excludes trading-related net interest income and the impact of credit card securitizations.

================================================================================================

                                                                First Quarter
Net Interest Income                              -------------------------------------------
(in millions)                                       1999             1998             Change
                                                 ---------        ---------           ------
  Reported Net Interest Income                   $   2,204        $   2,164                2%
  Less Trading-Related Net Interest Income            (219)            (212)
                                                 ---------        ---------
  Subtotal                                           1,985            1,952                2%
  Add Impact of Credit Card Securitizations            327              348
                                                 ---------        ---------
  Operating Net Interest Income                  $   2,312        $   2,300                1%
                                                 =========        =========

Average Interest-Earning Assets
(in billions)
  Reported                                       $   290.8        $   301.5               (4)%
  Add Credit Card Securitizations                     18.0             17.3
  Less Trading-Related Assets                        (49.0)           (69.6)
                                                 ---------        ---------
  Managed                                        $   259.8        $   249.2                4%
                                                 =========        =========

Net Yield on Interest-Earning Assets (a)
  Reported                                            3.08%            2.92%              16 bp
  Add Impact of Securitizations                       0.25             0.28               (3)
      Impact of Trading-Related NII                   0.29             0.55              (26)
                                                 ---------        ---------
  Managed                                             3.62%            3.75%             (13) bp
                                                 =========        =========

------------------------------------------------------------------------------------------------

(a)   Disclosed on a taxable equivalent basis.

bp -  Denotes basis points; 100 bp equals 1%.

================================================================================

Operating net interest income was $2.31 billion in the 1999 first quarter, an increase of 1% from 1998. The increase was primarily due to higher average managed interest earning assets, particularly securities, domestic consumer loans (auto financings and residential mortgages), and domestic commercial loans. This increase was partially offset by a decline in the foreign commercial loan portfolio, as Chase significantly reduced its exposure to emerging markets during 1998. The growth in managed interest-earning assets in 1999 was funded by interest-bearing deposits.

The net yield on a managed basis was 3.62%, a decrease of 13 basis points in comparison with 1998. As a result of decreases in both the volume and rate earned on interest-free funds, interest-free funds contributed 62 basis points to the net yield in the first quarter of 1999, compared to 85 basis points in the first quarter of 1998.

Trust, Custody and Investment Management Fees

Trust, custody and investment management fees continued their strong performance by increasing 19% to $414 million in the 1999 first quarter. These favorable results were largely attributable to portfolio acquisitions of custody and corporate trust businesses in late 1998 and growth in core custody products.

Credit Card Revenue

Credit card revenue on a reported basis rose $79 million, or 26%, in the 1999 first quarter as a result of increased purchase volume and the implementation of pricing initiatives starting in the 1998 second quarter.

The following table provides a reconciliation between reported credit card revenue as presented on the Consolidated Statement of Income and operating credit card revenue, which excludes the impact of credit card securitizations.

================================================================================

                                                               First Quarter
                                                            -------------------
(in millions)                                                1999          1998
                                                            -----         -----
Reported Credit Card Revenue                                $ 379         $ 300
Less Impact of Credit Card Securitizations                    (51)          (66)
                                                            -----         -----
Operating Credit Card Revenue                               $ 328         $ 234
                                                            =====         =====

================================================================================

Fees for Other Financial Services

--------------------------------------------------------------------------------
                                                                 First Quarter
                                                                ----------------
(in millions)                                                   1999        1998
                                                                ----        ----
  Service Charges on Deposit Accounts                           $ 89        $ 91
  Fees in Lieu of Compensating Balances                           87          80
  Commissions on Letters of Credit and Acceptances                69          74
  Mortgage Servicing Fees                                         65          57
  Brokerage and Investment Services                               43          32
  Insurance Fees (a)                                              39          31
  Loan Commitment Fees                                            31          38
  Other Fees                                                     130         107
                                                                ----        ----
    Total                                                       $553        $510
                                                                ====        ====

--------------------------------------------------------------------------------

(a) Insurance amount excludes certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.

================================================================================

The rise in fees in lieu of compensating balances reflects, in part, higher fees for services paid by customers, rather than the customer maintaining a higher level of compensating balances. Mortgage servicing fees increased in the 1999 first quarter largely due to a larger servicing balance. The servicing portfolio approximated $226 billion at March 31, 1999, a 27% increase from prior year levels. Brokerage and investment services rose $11 million due to a significant increase in transaction volume as a result of favorable market conditions, as well as a price reduction implemented late in the first quarter of 1998. Higher fees related to insurance products reflected increased volume. Other fees rose 21% for the first quarter 1999, when compared to the same period in 1998, mainly due to increased business volume, ATM fees for non-Chase customers and new cash management products.

Other Revenue

================================================================================
                                                                 First Quarter
                                                                ----------------
(in millions)                                                   1999        1998
                                                                ----        ----
Residential Mortgage Origination/Sales Activities               $ 92        $ 52
All Other Revenue                                                 79          42
                                                                ----        ----
  Operating Other Revenue                                        171          94
Other Revenue - Credit Card Securitizations                        7           2
                                                                ----        ----
  Reported Other Revenue                                        $178        $ 96
                                                                ====        ====
================================================================================

The 1999 first quarter operating and reported results included higher revenue from residential mortgage originations and sales activities, a reflection of the continued favorable interest-rate environment. All other operating revenue increased by $37 million in the 1999 first quarter as a result of a $25 million gain from the sale of a student loan portfolio. Also contributing to the increase was higher revenues from a portfolio of assets that had been previously transferred into a trust, the shares of which are being sold to institutional investors. This trust was established late in the 1998 first quarter.

NONINTEREST EXPENSE

Total reported noninterest expense was $2.95 billion in the 1999 first quarter, a decrease of 6% from the prior year's first quarter. Operating noninterest expense was $2.94 billion in the first quarter of 1999, 12% above the comparable 1998 quarter, reflecting technology-related costs, incentive costs tied to higher market-sensitive revenues and the impact of a change in the components of the long-term compensation program of the Global Bank. This change in the compensation program (replacing options with restricted stock) contributed 2% to the growth rate of salaries and employee benefits. Management of Chase expects moderating expense growth for the remainder of the year.

================================================================================
                                                              First Quarter
                                                        -----------------------
(in millions, except ratios)                             1999             1998
                                                        ------           ------
Salaries                                                $1,384           $1,254
Employee Benefits                                          255              224
Occupancy Expense                                          218              189
Equipment Expense                                          243              209
Other Expense                                              840              740
                                                        ------           ------
   Operating Noninterest Expense                         2,940            2,616
Restructuring Costs                                         --              521
Foreclosed Property Expense (a)                              5                4
                                                        ------           ------
   Reported Noninterest Expense                         $2,945           $3,141
                                                        ======           ======

Efficiency Ratio (b)                                        57%              56%
Operating Efficiency Ratio (b) (c)                          54               53
--------------------------------------------------------------------------------

(a) Included within Other Expense on the Consolidated Statement of Income. For purposes of reviewing the results on an operating basis, these expenses are reflected in Credit Costs.

(b) Excludes restructuring costs, foreclosed property expense, provision for risk management instrument credit losses, costs associated with the REIT and special items.

(c)   Excludes the impact of credit card securitizations.
================================================================================

The increase in salaries and employee benefits for the first quarter 1999 was due to higher incentive costs, mainly driven by higher market-sensitive revenues and the aforementioned change in the long-term compensation program of the Global Bank. Also contributing to the increase was the net addition of 3,063 full-time equivalent employees as a result of growth in select businesses and acquisitions (particularly in the mortgage, credit card, and custody and fiduciary services businesses).

================================================================================

Full-Time Equivalent Employees                        March 31,      March 31,
                                                           1999           1998
                                                      ---------      ---------
Domestic Offices                                         62,163         59,738
Foreign Offices                                          11,159         10,521
                                                         ------         ------
   Total Full-Time Equivalent Employees                  73,322         70,259
                                                         ======         ======

================================================================================

Occupancy and Equipment Expense

Occupancy expense increased $29 million in the 1999 first quarter, primarily due to increased amortization of leasehold improvements from renovations resulting from business expansions and acquisitions. The higher level of equipment expense during the 1999 first quarter was due to an increase in depreciation expense from the capitalization of costs relating to more advanced hardware systems across all business units. Also contributing to the increase was higher software expenses associated with Year 2000 efforts. For a further discussion of Year 2000 efforts, see Operating Risk Management Section on page 32.

Other Expense

================================================================================
                                                               First Quarter
                                                            --------------------
(in millions)                                               1999            1998
                                                            ----            ----
  Professional Services                                     $162            $142
  Marketing Expense                                          114              90
  Telecommunications                                          91              77
  Amortization of Intangibles                                 73              61
  Travel and Entertainment                                    50              52
  Minority Interest (a)                                       13              12
  Foreclosed Property Expense                                  5               4
  All Other                                                  337             306
                                                            ----            ----
    Total                                                   $845            $744
                                                            ====            ====

--------------------------------------------------------------------------------

(a)   Includes REIT minority interest expense of $11 million in each quarter.

================================================================================

Other expense for the 1999 first quarter increased $101 million when compared with the first quarter of 1998. Professional services costs for the first quarter of 1999 reflects a higher level of contract computer professionals associated with Year 2000 efforts. The $24 million increase in marketing expense in the first three months of 1999 is primarily due to higher marketing costs at Chase Cardmember Services. The $14 million rise in telecommunications costs in the 1999 first quarter covers both installation and usage and reflects the growth in business volume at all of Chase's major business franchises. The purchase of a global custody business during the fourth quarter 1998 contributed to the increase in amortization of intangibles expense. All other expenses increased $31 million, reflecting a growth in business volume at Chase Cardmember Services and the global custody acquisition.

Restructuring Costs

For a discussion of Chase's restructuring costs, see Note Four on page 8 of this Form 10-Q. It is anticipated that savings from the one-time charge of $510 million, taken in the first quarter of 1998 in connection with initiatives to streamline support functions and realign certain business functions, will amount to approximately $460 million annually. Depending on its view of revenue opportunities, Chase may or may not reinvest all or a portion of these savings into its revenue-generating activities.

CREDIT COSTS

Credit costs include provisions for loan losses and for risk management instrument credit losses, foreclosed property expense and credit costs associated with credit card securitizations.

The following table shows the components of credit costs.

================================================================================

                                                                  First Quarter
                                                                  --------------
(in millions)                                                     1999      1998
                                                                  ----      ----
Provision for Loan Losses                                         $381      $332
Provision for Risk Management Instrument Credit Losses (a)          --        12
                                                                  ----      ----
Total Provision for Credit Losses                                  381       344
Foreclosed Property Expense (b)                                      5         4
Credit Costs Associated with Credit Card Securitizations           269       280
                                                                  ----      ----
Operating Credit Costs                                            $655      $628
                                                                  ====      ====

--------------------------------------------------------------------------------

(a)   Included in Noninterest Revenue on the Consolidated Statement of Income.

(b)   Included in Other Expense on the Consolidated Statement of Income.

================================================================================

Credit costs in the 1999 first quarter were $655 million, an increase of $27 million from the 1998 level, primarily due to higher credit losses in the domestic commercial portfolio and the credit card portfolio. For a discussion of Chase's net charge-offs, see page 25.

INCOME TAXES

Chase recognized income tax expense of $645 million in the first quarter of 1999 compared with $425 million in the first quarter of 1998. The effective tax rates were 35.5% and 37.0%, respectively.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1998 and should be read in conjunction with pages 29-35 and 50-51 of Chase's 1998 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

====================================================================================================================

                                                                                             Past Due 90 Days & Over
                                           Credit-Related Assets       Nonperforming Assets    and Still Accruing
                                           March 31,      Dec 31,      March 31,    Dec 31,    March 31,  Dec 31,
(in millions)                                1999          1998          1999        1998        1999      1998
                                           --------      --------      --------    --------    --------  --------
Consumer:
Domestic Consumer:
  1-4 Family Residential Mortgages         $ 41,822      $ 41,831      $    314    $    313    $      2  $      3
  Credit Card - Reported                     13,013        14,229            --          --         253       302
  Credit Card Securitizations (a)            18,382        18,033            --          --         363       379
                                           --------      --------      --------    --------    --------  --------
  Credit Card - Managed                      31,395        32,262            --          --         616       681
  Auto Financings                            17,575        16,456            51          50          17        20
  Other Consumer                              7,911         8,375             8           6          50        97
                                           --------      --------      --------    --------    --------  --------
Total Domestic Consumer                      98,703        98,924           373         369         685       801
Foreign Consumer                              3,933         3,807            26          23          13        10
                                           --------      --------      --------    --------    --------  --------
Total Consumer                              102,636       102,731           399         392         698       811
                                           --------      --------      --------    --------    --------  --------
Commercial:
Domestic Commercial:
  Commercial and Industrial                  43,736        43,123           344         331          22        42
  Commercial Real Estate                      4,019         3,984            59          41          18         1
  Financial Institutions                      6,667         6,583            39           1          --        --
                                           --------      --------      --------    --------    --------  --------
Total Domestic Commercial                    54,422        53,690           442         373          40        43
Foreign Commercial:
  Commercial and Industrial                  24,331        24,664           601         603           3         7
  Commercial Real Estate                        353           367            --          --          --        --
  Financial Institutions                      5,015         4,537            31          22          20        24
  Foreign Governments                         4,474         4,798            44          50          --        --
                                           --------      --------      --------    --------    --------  --------
Total Foreign Commercial                     34,173        34,366           676         675          23        31
Derivative and FX Contracts                  28,850        33,255            32          50          --        --
                                           --------      --------      --------    --------    --------  --------
Total Commercial Credit-Related             117,445       121,311         1,150       1,098          63        74
                                           --------      --------      --------    --------    --------  --------
Total Managed Credit-Related               $220,081      $224,042      $  1,549    $  1,490    $    761  $    885
                                           ========      ========      --------    --------    ========  ========
Assets Acquired as Loan Satisfactions                                       125         116
                                                                       --------    --------
Total Nonperforming Assets                                             $  1,674    $  1,606
                                                                       ========    ========

=====================================================================================
                                                                   Average Annual
                                          Net Charge-offs        Net Charge-off Rate
                                        -------------------     ---------------------

                                           First Quarter           First Quarter
                                        -------------------     ---------------------
(in millions, except ratios)             1999        1998        1999          1998
                                        -------     -------     -------       -------
Consumer:
Domestic Consumer:
  1-4 Family Residential Mortgages      $     1     $    10         .01%          .10%
  Credit Card - Reported                    216         179        6.44          4.93
  Credit Card Securitizations (a)           269         280        5.99          6.49
                                        -------     -------
  Credit Card-Managed                       485         459        6.18          5.77
  Auto Financings                            19          23         .45           .69
  Other Consumer                             48          41        2.23          1.80
                                        -------     -------
Total Domestic Consumer                     553         533        2.24          2.23
Foreign Consumer                              9           3         .99           .30
                                        -------     -------
Total Consumer                              562         536        2.20          2.15
                                        -------     -------
Commercial:
Domestic Commercial:
  Commercial and Industrial                  20           9         .19           .09
  Commercial Real Estate                     (9)         (3)         NM            NM
  Financial Institutions                     25          --        1.46            --
                                        -------     -------
Total Domestic Commercial                    36           6         .27           .05
Foreign Commercial:
  Commercial and Industrial                  52          56         .84           .81
  Commercial Real Estate                     --          --          --            --
  Financial Institutions                     (1)         15          NM           .95
  Foreign Governments                        --          (1)         --            NM
                                        -------     -------
Total Foreign Commercial                     51          70         .58           .71
Derivative and FX Contracts                  --          12          --           .12
                                        -------     -------
Total Commercial Credit-Related              87          88         .29           .27
                                        -------     -------
Total Managed Credit-Related            $   649     $   624        1.17%         1.09%
                                        =======     =======

-------------------------------------------------------------------------------------

(a) Represents the portion of Chase's credit card receivables that have been securitized.

NM    - Not meaningful

================================================================================

Chase's managed credit-related assets totaled $220 billion at March 31, 1999, a decrease of $4 billion, or 2%, compared with year-end 1998. The decrease was primarily due to lower derivative and foreign exchange receivables, while loan balances remained relatively stable.

Chase's nonperforming assets at March 31, 1999 increased $68 million, or 4%, from the 1998 year-end level primarily due to an increase in the nonperforming domestic commercial loan portfolio. The foreign commercial loan portfolio remained stable during the 1999 first quarter.

Total net charge-offs on a retained basis increased by $36 million during the 1999 first quarter. Total net charge-offs on a managed basis were $649 million in the 1999 first quarter, compared with $624 million in the first quarter of 1998. The increases in net charge-offs on both a managed and retained basis are due to increased charge-off levels in the retained credit card portfolio and lower recoveries in the domestic commercial and industrial loan portfolio. These increases were partially offset by lower levels of securitized credit card and foreign commercial net charge-offs.

Management expects that credit costs in 1999, on a managed basis, will remain relatively stable over the remainder of 1999 and will be of a similar magnitude to total credit costs incurred in 1998. For the consumer portfolio, management expects net charge-off rates will be approximately the same as in 1998; however, reported net charge-offs will vary depending on the level of credit card securitizations completed during the year. The commercial charge-off rate varies more than the consumer charge-off rate, and over time Chase expects annual commercial net charge-offs to be in a range of 30-50 bp.

Consumer Loan Portfolio

Residential Mortgage Loans: Residential mortgage loans outstanding remained stable at March 31, 1999, when compared with year-end balances, as did the level of nonperforming domestic residential mortgage loans. The loss rate of .01% for the 1999 first quarter was unusually low due to exceptionally high recoveries. This portfolio's asset quality continues to be strong.

Credit Card Loans: Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Average managed credit card receivables for the three months ended March 31, 1999 decreased 1% when compared with the same period in 1998. The increase in the net charge-off percentage rate for the first quarter of 1999 was due to slower growth in credit card outstandings, driven by increased consumer liquidity. While credit costs increased from first quarter 1998, the charge-off rate declined from 1998 fourth quarter level, as a result of lower bankruptcy levels, higher recoveries and improvement in the credit quality of a portfolio acquired in 1998.

Managed Credit Card Portfolio (a)

================================================================================

                                                             As of or For the
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
(in millions, except ratios)                                 1999         1998
                                                           -------      -------
Average Credit Card Receivables                            $32,093      $32,430
Past Due 90 Days or More and Accruing                      $   627      $   656
   As a Percentage of Average Credit Card Receivables         1.95%        2.02%
Net Charge-offs                                            $   490      $   462
   As a Percentage of Average Credit Card Receivables         6.11%        5.70%

--------------------------------------------------------------------------------

(a)   Includes domestic and international credit card activity.

================================================================================

Auto Financings: Auto financings outstanding increased 7%, reflecting continued strong consumer demand due to favorable pricing programs. Total originations were $3.4 billion in the first three months of 1999, an increase of 14% when compared with the same 1998 period. The 1999 charge-off rate of .45% is indicative of the selective approach to asset origination.

Commercial Portfolio

The domestic commercial portfolio had net charge-offs of $36 million during the 1999 first quarter, compared with $6 million in the prior year period. While the net charge-off amount did increase during the 1999 first quarter, the net charge-off rate of .27% for the portfolio remained at a low level, indicative of the portfolio's diversification and strong credit quality.

The foreign commercial portfolio totaled $34.2 billion at March 31, 1999 and remained relatively stable when compared with the 1998 year-end. Nonperforming loan levels at March 31, 1999 also remained stable. Net charge-off levels for the 1999 first quarter decreased in comparison with the prior year by $19 million, or 27%, due to stabilizing financial conditions in Asia.

Country Exposure

The following table presents Chase's country exposure to Asia and Latin America. Country disclosure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. For a further discussion of Chase's country exposure, see pages 33-34 of Chase's 1998 Annual Report.

====================================================================================================================================

Selected Country Exposure (a)
                                                            At March 31, 1999                                  At Dec 31, 1998
                               --------------------------------------------------------------------------- -----------------------
                                                         Gross                       Net   Country Related               Country
                               Lending-     Trading-     Local        Less      Cross-Border    Resale         Net       Related
(in billions)                  Related      Related     Country       Local       Exposure    Agreements   Cross-Border   Resale
                                 (b)          (c)        Assets      Funding         (a)          (a)        Exposure   Agreements
                               -------      -------     -------       -----       --------    ----------   ------------ ----------
LATIN AMERICA
Brazil                          $1.4         $0.3         $1.2        $(0.7)         $2.2         $1.0         $2.3         $0.9
Argentina                        2.0          0.4          0.3         (0.2)          2.5          0.6          2.3          0.5
Mexico                           1.2          0.5          0.4         (0.2)          1.9          0.6          1.8          0.4
Chile                            0.9           --          0.2         (0.2)          0.9           --          0.9           --
Colombia                         0.8           --           --           --           0.8           --          0.8           --
Venezuela                        0.2          0.1           --           --           0.3           --          0.4           --
All Other Latin America (d)      0.1          0.2          0.7         (0.7)          0.3          0.1          1.0           --
                                ----         ----         ----        -----          ----         ----         ----         ----
  Total Latin America           $6.6         $1.5         $2.8        $(2.0)         $8.9         $2.3         $9.5         $1.8
                                ====         ====         ====        =====          ====         ====         ====         ====

ASIAN IMF COUNTRIES
South Korea                     $0.9         $0.3         $1.1        $(0.4)         $1.9         $0.1         $2.4         $ --
Indonesia                        1.0          0.1          0.1         (0.1)          1.1           --          1.2           --
Thailand                         0.1          0.1          0.9         (0.2)          0.9           --          0.9           --
                                ----         ----         ----        -----          ----         ----         ----         ----
  Subtotal                       2.0          0.5          2.1         (0.7)          3.9          0.1          4.5           --

OTHER EMERGING ASIA
Hong Kong                        0.5          0.2          5.0         (5.0)          0.7           --          0.8           --
Singapore                        0.7          0.1          0.4         (0.4)          0.8           --          0.8           --
Philippines                      0.2           --          0.3         (0.1)          0.4           --          0.6           --
Malaysia                         0.2           --          0.6         (0.1)          0.7           --          0.6           --
China                            0.5          0.1          0.3         (0.2)          0.7           --          0.6           --
All Other Asia                   0.4           --          0.3         (0.1)          0.6           --          0.5           --
                                ----         ----         ----        -----          ----         ----         ----         ----
  Total Asia excluding Japan,
    Australia and New Zealand   $4.5         $0.9         $9.0        $(6.6)         $7.8         $0.1         $8.4          $--
                                ====         ====         ====        =====          ====         ====         ====         ====

Japan                           $3.1         $2.4         $2.0        $(2.0)         $5.5         $0.5         $5.2         $1.7
Australia                        0.4          0.5          2.3         (1.6)          1.6           --          1.9           --
New Zealand                      0.6           --           --           --           0.6           --          0.6           --
                                ----         ----         ----        -----          ----         ----         ----         ----

  Total Japan, Australia
    and New Zealand             $4.1         $2.9         $4.3        $(3.6)         $7.7         $0.5         $7.7         $1.7
                                ====         ====         ====        =====          ====         ====         ====         ====

------------------------------------------------------------------------------------------------------------------------------------

(a) Country exposure is based on the FFIEC guidelines governing the determination of cross-border risk. Under FFIEC guidelines, resale agreements are reported by the country of the issuer of the underlying security. Chase, however, does not consider the cross border risk of resale agreements to depend upon the country of the issuer of the underlying security and as a result, has presented these amounts separately in the above table.

(b) Includes loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.

(c) Includes cross-border trading debt and equity instruments and the mark-to-market exposure of foreign exchange and derivative contracts. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(d)   Excludes Bermuda and Cayman Islands.

================================================================================

At March 31, 1999, Chase had approximately $97 million in lending and trading related exposure to Russia. Chase also had approximately $83 million in resale agreements with non-Russian counterparties collateralized by non-ruble denominated Russian debt.

Chase significantly reduced its exposure to emerging markets in Asia and Latin America from a year ago (by 35% and 20%, respectively) and further lowered its exposure to Asia from year-end (by 6%). Total nonperforming assets in Asia increased by $27 million from 1998 year-end to $528 million at March 31, 1999. Asian commercial net charge-offs for the 1999 first quarter were $59 million, compared with $92 million, including derivatives, in 1998. There were no charge-offs for Latin American commercial loans during the 1999 first quarter. Chase's management has recently completed a strategic review of its cross-border activities. As a result of that review, management believes that Chase's current levels of cross-border exposure reflect appropriate levels of business, market, credit and capital risk in light of Chase's cross-border business activities and, accordingly, management currently does not expect there will be significant changes in Chase's cross-border exposures over the balance of 1999.

Derivative and Foreign Exchange Contracts

For a discussion of the derivative and foreign exchange contracts utilized in connection with Chase's trading and ALM activities, see pages 34-35 and Notes One and Nineteen of Chase's 1998 Annual Report. Chase's counterparties in derivatives and foreign exchange are primarily investment grade financial institutions, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 1999 and December 31, 1998. The lengthening of the maturity profile since year-end is the result of the improved creditworthiness of Chase over the last several years (as evidenced by credit rating upgrades) and the maturation of the derivatives market where longer maturities are becoming more commonplace.

====================================================================================================================================

                                                   At March 31, 1999                             At December 31, 1998
                                  ----------------------------------------------      ----------------------------------------------
                                   Interest     Foreign      Equity,                  Interest       Foreign      Equity,
                                     Rate       Exchange  Commodity and                 Rate        Exchange   Commodity and
                                  Contracts    Contracts Other Contracts   Total      Contracts     Contracts Other Contracts  Total
                                  ---------    --------- ---------------   -----      ---------     --------- ---------------  -----
Less than 1 year                      15%          92%          27%          32%          15%          93%          38%          37%
1 to 5 years                          51            5           70           42           48            5           59           37
Over 5 years                          34            3            3           26           37            2            3           26
                                     ---          ---          ---          ---          ---          ---          ---          ---
Total                                100%         100%         100%         100%         100%         100%         100%         100%
                                     ===          ===          ===          ===          ===          ===          ===          ===

====================================================================================================================================

Chase had no net charge-offs arising from derivative and foreign exchange transactions in the 1999 first quarter compared with $12 million for the same 1998 period. At March 31, 1999, nonperforming derivative contracts were $32 million, compared with $50 million at December 31, 1998. The decreases in both net charge-offs and nonperforming derivative contracts were due to the stabilizing of financial conditions in Asia since the 1998 fourth quarter.

Allowance for Credit Losses

The following discussion of Chase's allowance for credit losses focuses primarily on developments since December 31, 1998 and should be read in conjunction with page 35 and Notes One and Five of Chase's 1998 Annual Report.


======================================================================================

                                                                  First Quarter
                                                             ------------------------
(in millions, except ratios)                                    1999           1998
                                                             ---------      ---------
  Allowance for Loan Losses at Beginning of Period             $ 3,552        $ 3,624
  Provision for Loan Losses                                        381            332
  Charge-Offs                                                     (452)          (407)
  Recoveries                                                        72             75
                                                               -------        -------
    Net Charge-Offs                                               (380)          (332)
  Other                                                             (1)            (2)
                                                               -------        -------
  Allowance for Loan Losses at End of Period                   $ 3,552        $ 3,622
                                                               =======        =======

--------------------------------------------------------------------------------------

                                                             March 31,      March 31,
Allowance for Credit Losses:                                      1999           1998
                                                             ---------      ---------
  Loans                                                        $ 3,552        $ 3,622
  Risk Management Instruments                                      150(a)          75
  Lending-Related Commitments                                      170            170
                                                               -------        -------
Aggregate Allowance                                            $ 3,872        $ 3,867
                                                               =======        =======

--------------------------------------------------------------------------------------

Allowance for Loan Losses to:
  Nonperforming Loans                                              234%           311%
  Loans at Period-End                                             2.05           2.16
  Average Loans                                                   2.05           2.12

--------------------------------------------------------------------------------------

Aggregate Allowance for Loan Losses and
  Risk Management Instrument Credit Losses to:
  Nonperforming Credit-Related Assets                              239%           307%
  Credit-Related Assets at Period-End                             1.84           1.82
  Average Credit-Related Assets                                   1.82           1.75

--------------------------------------------------------------------------------------

(a) During the third quarter of 1998, as part of the trading valuation process, the allowance for risk management instrument credit losses was increased by $75 million through the provision for credit losses, in response to the adverse market conditions in Asia and Russia.

================================================================================

Chase deems its allowance for credit losses at March 31, 1999 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowance for credit losses.

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1998 and should be read in conjunction with pages 36-39 and Notes One and Nineteen of Chase's 1998 Annual Report.

The total VAR for Chase's trading portfolio, market risk-related ALM portfolio, and aggregate portfolio as of and for the twelve-month period ended March 31, 1999 were as follows:

====================================================================================================================================

                                               Marked-to-Market Trading Portfolio            Market Risk-Related ALM Activities
                                           --------------------------------------        ------------------------------------------
                                                  Twelve-Month Period                        Twelve-Month Period
                                                 Ended March 31, 1999                        Ended March 31, 1999
                                           ------------------------------      At        -------------------------------     At
                                                                            March 31,                                     March 31,
                                           Average     Minimum    Maximum     1999       Average     Minimum     Maximum    1999
(in millions)                                VAR         VAR        VAR        VAR         VAR         VAR        VAR        VAR
                                            -----       -----      -----      -----       -----       -----      -----      -----
Interest Rate VAR                           $21.9       $10.7      $36.8      $15.5       $61.1       $37.3      $94.0      $74.3
Foreign Exchange VAR                          8.4         2.2       21.6        9.6          --          --         --         --
Commodities VAR                               3.4         1.9        5.0        3.8          --          --         --         --
Equities VAR                                  4.3         1.9       10.1        8.8          --          --         --         --
Less:
  Portfolio Diversification                 (13.2)         NM         NM      (18.9)         --          --         --         --
                                            -----       -----      -----      -----       -----       -----      -----      -----

    Total VAR                               $24.8       $12.3      $44.9      $18.8       $61.1       $37.3      $94.0      $74.3
                                            =====       =====      =====      =====       =====       =====      =====      =====

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Aggregate Portfolio
                                                        ----------------------------------------------------------------------
                                                                  Average VAR
                                                            Twelve-Month Period Ended                     VAR at
                                                        --------------------------------     ---------------------------------
                                                        March 31, 1999    March 31, 1998     March 31, 1999     March 31, 1998
                                                        --------------    --------------     --------------     --------------
Marked-to-Market Trading Portfolio                            $24.8             $23.1             $18.8             $20.5
Market Risk-Related ALM Activities                             61.1              50.6              74.3              46.2
Less:  Portfolio Diversification                              (21.9)            (17.4)            (16.6)            (18.1)
                                                              -----             -----             -----             -----
  Aggregate VAR                                               $64.0             $56.3             $76.5             $48.6
                                                              =====             =====             =====             =====

------------------------------------------------------------------------------------------------------------------------------------

NM: Because the minimum and maximum VARs may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

================================================================================

Chase's average aggregate VAR (VAR for both trading and ALM activities) for the twelve-month period ended March 31, 1999 was $64.0 million and at March 31, 1999 was $76.5 million. Chase's aggregate average and period-end VARs are less than the sum of the respective trading and ALM VARs shown in the above table (by $21.9 million and $16.6 million, respectively) due to risk offsets, resulting from portfolio diversification which occurs across the trading and ALM portfolios.

Chase conducts daily VAR backtesting for both regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and for internal evaluation of VAR against trading revenues. For mark-to-market activities, there were 2 days during the twelve months ended March 31, 1999 in which a daily trading loss exceeded that day's VAR. These losses occurred during the third quarter of 1998 and resulted from the adverse market conditions in effect at that time.

The following chart contains a histogram of Chase's daily market risk-related revenue, which is defined as the daily change in value of mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the twelve months ended March 31, 1999, Chase posted positive daily market risk-related revenue for 226 out of 259 business trading days, with 56 business days exceeding positive $20 million. Chase incurred six daily trading losses in excess of negative $20 million over the past twelve months. Five of the six daily trading losses occurred in the 1998 third quarter and resulted from the adverse global market conditions of that period.

   [Graphic of Daily Changes in Market Risk-Related Revenue - See Appendix I]

Asset/Liability Management

Measuring Interest Rate Sensitivity: As noted in the 1998 Annual Report, oversight of Chase's ALM interest rate risk and Market Risk Management functions was consolidated under the Market Risk Committee at the beginning of 1999. At that time, Chase began to extend the market risk procedures and measurements utilized for its trading and investment portfolios to its ALM activities.

Chase, as part of its ALM process, employs a variety of instruments, including securities and derivatives in managing its exposure to fluctuations in interest rates. In the past, Chase has presented its market risk exposure in the form of an aggregate net gap position. In net gap analysis, assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. For a more complete discussion of gap analysis, see page 38 of the 1998 Annual Report. Although gap analysis is a widely used representation of interest rate risk, it is limited in that it does not include the impact of factors such as basis risk. Basis risk results from the fact that assets may be repriced on a different interest rate index than liabilities (for instance, LIBOR vs. prime rate repricing). In addition, the position risk presented in gap analysis cannot reveal the impact of other factors, such as pricing strategies on consumer and business deposits or changes in balance sheet mix, on Chase's earnings or economic value.

In order to improve its management of interest rate exposure and as part of the convergence of the ALM and market risk management processes, Chase implemented during the first quarter of 1999 a new measure to estimate the potential change in value to Chase's ALM portfolio as a result of changes in interest rates. This new measure is used in conjunction with existing earnings simulation measures. The new measure, which is called "Basis Point Value" (BPV), quantifies the change in the value of Chase's non-trading on- and off- balance sheet positions that would result from a 1 basis point change in interest rates. This same measure is also used to quantify the economic value sensitivity of the non-trading on- and off- balance sheet positions to basis risk.

At March 31, 1999, Chase had a BPV value of $4.0 million (pre-tax), indicating that the economic value of Chase's non-trading on- and off- balance sheet positions would decline $4.0 million for every 1 basis point increase in interest rates, assuming all rates moved in parallel together. This compares with a BPV of $6.4 million at December 31, 1998. The BPV measure is generally "symmetrical"; that is, a 1 basis point decrease in interest rates at March 31, 1999 would result in a $4.0 million (pre-tax) increase in Chase's economic value. The BPV measure includes exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar interest rates in currency markets in which Chase does business. Since U.S. dollar interest rates and non-U.S. dollar interest rates may not move in tandem, the reported BPV value may not represent the actual change in economic value of Chases' ALM portfolio.

At March 31, 1999, based on Chase's simulation models and applying immediate increases to various market interest rates, earnings at risk over the next twelve months are estimated to be approximately 3% of projected 1999 net income. Chase's earnings at risk to an immediate rise in interest rates was on average less than 4% of projected net income for 1998. The hypothetical rate shocks are used to calculate risk that Chase believes to be reasonably possible of occurring in the near term, but these scenarios do not necessarily represent management's current view of future market interest rate developments.

Impact of ALM Derivative Activity:

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at March 31, 1999 and December 31, 1998.

================================================================================
                                        March 31,     December 31,
(in millions)                               1999             1998        Change
                                        --------      -----------        ------
ALM Derivative Contracts:
  Net Deferred Gains                      $431           $402             $ 29
  Net Unrecognized Gains (a)                11            110              (99)
                                          ----           ----             ----
    Net ALM Derivative Gains              $442           $512             $(70)
                                          ====           ====             ====
--------------------------------------------------------------------------------

(a) These net unrecognized gains/(losses) do not include the net unfavorable/(favorable) impact from the assets/liabilities being hedged by these derivative contracts.
================================================================================

--------------------------------------------------------------------------------
LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------
The following liquidity and capital discussion should be read in conjunction with the Liquidity Risk Management section on pages 40-41 and Note Eighteen of Chase's 1998 Annual Report.

Liquidity

During the first quarter of 1999, Chase issued $1.1 billion of long-term debt, offsetting $950 million of long-term debt that matured and $127 million that was redeemed.

Capital

Chase's capital levels at March 31, 1999 remained strong, with capital ratios well in excess of regulatory guidelines. At March 31, 1999, the Tier 1 and Total Capital ratios were 8.4% and 12.2%, respectively, and the Tier 1 leverage ratio was 6.6%.

Management believes a reasonable long-term growth rate for balance sheet assets is approximately 6% - 7%. However, management anticipates that growth in balance sheet assets in the near term will be below these levels as a result of continued focus on removing non-positive SVA assets from the balance sheet. In the 1999 first quarter, the Tier 1 capital ratio increased from year-end 1998, notwithstanding net equity purchases during the quarter of approximately $885 million. Management intends to continue Chase's disciplined approach to asset growth utilizing SVA. Management's current intention is to target a Tier 1 ratio in the range of 8% to 8.25% over the long term, recognizing that the Tier 1 ratio may be outside that range from time to time, as it was at the end of the first quarter of 1999. Capital generated in excess of this target ratio will be used to purchase Chase common stock or for future reinvestment and acquisition opportunities.

The following table shows the sources and uses of Chase's free cash flow.

--------------------------------------------------------------------------------
                                                               First Quarter
                                                             ------------------
(in billions)                                                1999          1998
                                                             ----          ----
Sources of Free Cash Flow
  Reported Earnings                                          $1.2          $0.7
  Less:  Dividends                                           (0.4)         (0.3)
  Capital for Internal Growth                                 0.2           0.4

                                                             ----          ----
Total Sources of Free Cash Flow                              $1.0          $0.8
                                                             ====          ====

Uses of Free Cash Flow
  Increases in Capital Ratios                                $0.1          $0.4
  Acquisitions                                                 --           0.3
  Net Repurchases (Issuances)                                 0.9          (0.3)
  Preferred Stock Redemption                                   --           0.4
                                                             ----          ----
Total Uses of Free Cash Flow                                 $1.0          $0.8
                                                             ====          ====
================================================================================

In the first quarter of 1999, Chase raised the cash dividend on its common stock to $.41 per share from $.36 per share. Chase has over the past several years been paying a common stock dividend that has generally been equal to approximately 25% to 35% of Chase's operating net income, less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors taking into consideration Chase's earnings and financial condition and applicable governmental regulation and policies.

Under a new repurchase program, effective January 4, 1999, Chase may repurchase up to $3 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts that may need to be purchased to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans. As of March 31, 1999, Chase repurchased net $885 million.

At March 31, 1999, the total capitalization of Chase (the sum of Tier 1 and Tier 2 capital) was $34.9 billion, an increase of $114 million from December 31, 1998. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period and new debt issuances qualifying as Tier 2 capital, partially offset by common stock repurchases.

--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1998.

Year 2000: Chase's Year 2000 efforts, including a description of each of the items listed in the table below, are discussed on pages 41-42 of Chase's 1998 Annual Report. The information below updates Chase's Year 2000 disclosures.

During the 1999 first quarter, Chase continued to make progress on its Year 2000 remediated and testing efforts. The following table sets forth Chase's progress in the first quarter, as compared with its forecast as reported in the 1998 Annual Report, and its forecast of progress for June 30, 1999.

---------------------------------------------------------------------------------------------------------

                                         %  Remediated at March 31, 1999
                                         -------------------------------
                                            Forecasted          Actual        Projected for June 30, 1999
                                            ----------          ------        ---------------------------
Type of System
Technical Infrastructure                       100%              100% (a)              100% (b)
Business Software Applications                  98%               99% (c)              100% (b)
Facility Systems                                92%               93%                  100% (b)
Desktop Systems                                 69%               80%                  100% (b)

---------------------------------------------------------------------------------------------------------

(a)   The actual percent remediated is 99.7%.

(b) While activities are scheduled to be completed by the dates indicated, efforts will continue around external testing and certification throughout the year.

(c) For Business Software Applications, of the 99% of the systems remediated, 95% have also been tested to be Year 2000 compliant. For the remaining types of systems listed in the table, the percent remediated also indicates the percent tested to be Year 2000 compliant.

================================================================================

As remediation of systems is completed, attention is being directed to ensuring that those software application systems that have been remediated, tested and certified as Year 2000-compliant remain compliant. This entails continued re-certification of systems throughout the remainder of the year. In addition, Chase is increasing its tracking and risk management of third party providers.

Another major focus of 1999 will be continued customer and "street" (i.e., industry-wide) testing. Chase expects to participate in industry tests as they are scheduled throughout 1999. As just one example, in the second weekend of June, the Federal Reserve Board, The New York Clearing House and the Society for Worldwide Interbank Financial Telecommunication will conduct a cross-border test of the major global payments systems. Testing with third parties is critical, since a failure of a major external interface could have a material adverse effect on Chase's operations.

 Chase's Year 2000 testing methods include a technique for future date simulation, testing in the isolated environments of time machines, and the selected use of independent validation and verification. Time machines are computer configurations created to allow systems to be tested in an environment where the system clock has been set to a date in the future. These environments allow the operation of all system components together to confirm they will interact and operate properly before, through, and after the century date change. Independent validation and verification is a means of uncovering potential Year 2000 errors in remediated code that may have been missed in testing. Independent systems analysts, utilizing sophisticated Year 2000 code analytic tools, have been contracted by Chase to identify remaining potential Year 2000 errors for a majority of Chase's internal mission-critical software applications. If any are found, the affected programs will be corrected immediately and retested.

Chase's Business Risk Council, established January 1, 1999, has also been active during the 1999 first quarter in identifying potential business risks and coordinating business planning and readiness efforts related to the Year 2000. The Council's focus this quarter has been on: business continuity and contingency planning; procedures for early identification of any operational, credit, liquidity, market or legal risks that may arise as a result of the Year 2000; and communication plans that will enable appropriate business units to coordinate their contingency efforts.

At March 31, 1999, Chase's cost estimate to remediate its Year 2000 issues remains at approximately $363 million. This includes costs incurred during 1997 and 1998 as well as costs expected to be incurred during 1999. Chase currently estimates that full year 1999 Year 2000 costs will be approximately $127 million. Chase's Year 2000 cost estimate includes remediation, testing, third party assessment, and contingency planning, but do not include approximately $33 million of depreciation costs for Year 2000-compliant equipment that will be expensed beyond December 31, 1999.

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1998 Annual Report.

Dividends

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.9 billion at March 31, 1999.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
--------------------------------------------------------------------------------

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

================================================================================

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (in millions, except per share data and ratios)

                                                     1999                                              1998
                                                    -------                   -----------------------------------------------------
                                                     First       Over(Under)  Fourth           Third         Second          First
                                                    Quarter         1Qtr98    Quarter         Quarter        Quarter        Quarter
                                                    -------         ------    -------         -------        -------        -------
AS REPORTED BASIS
Revenue                                            $  5,144             11%   $  5,060       $  4,218       $  4,755       $  4,623
Noninterest Expense
  (excluding Restructuring Costs)                     2,945             12       2,873          2,647          2,714          2,620
Restructuring Costs                                      --             NM          --             --              8            521
Provision for Loan Losses                               381             15         411            272            328            332
Net Income                                         $  1,173             62    $  1,146       $    837       $  1,074       $    725
Net Income Per Common Share:
  Basic                                            $   1.37             67    $   1.34       $   0.96       $   1.24       $   0.82
  Diluted                                              1.32             65        1.31           0.94           1.20           0.80
Cash Dividends Declared                                0.41             14        0.36           0.36           0.36           0.36
Book Value at Period End                              26.32              8       26.90          26.24          25.14          24.27
Share Price at Period End                             81.38             21       71.00          43.13          75.50          67.44

Performance Ratios:
Return on Average Common Equity (a)                    20.6%           680 bp     20.1%          14.9%          20.1%          13.8%
Return on Average Assets (a)                           1.30             52        1.20           0.92           1.15           0.78

------------------------------------------------------------------------------------------------------------------------------------

OPERATING BASIS (b)
Operating Revenue                                  $  5,413             10%   $  5,350       $  4,508       $  5,051       $  4,915
Operating Noninterest Expense                         2,940             12       2,870          2,614          2,712          2,616
Credit Costs (c)                                        655              4         704            749            626            628
Operating Earnings                                 $  1,173             11    $  1,146       $    738       $  1,079       $  1,053
Operating Earnings Per Common Share:
  Basic                                            $   1.37             13    $   1.34       $   0.84       $   1.24       $   1.21
  Diluted                                              1.32             13        1.31           0.82           1.21           1.17

Operating Performance Ratios:
Return on Average Common Equity (a)                    20.6%            30 bp     20.1%          13.1%          20.2%          20.3%
Return on Average Managed Assets (a)                   1.24             16        1.15           0.77           1.10           1.08
Common Dividend Payout Ratio                             30             --          27             42             29             30
Efficiency Ratio                                         54            100          52             58             53             53

Cash Operating Basis:
Cash Operating Earnings (d)                        $  1,246             12%   $  1,219       $    801       $  1,143       $  1,114
Diluted Net Income Per Common Share                    1.41             13        1.39           0.89           1.28           1.25
Shareholder Value Added (SVA)                           501             17         470             68            440            428
Cash Return on Average Common Equity (a)               21.9%         40 bp        21.4%          14.3%          21.4%          21.5%

Selected Balance Sheet Items: (e)
Managed Loans                                      $191,231              3%   $190,787       $185,544       $186,924       $186,067
Total Managed Assets                                379,640             (1)    383,908        375,422        385,214        383,838

------------------------------------------------------------------------------------------------------------------------------------

(a)   Based on annualized amounts.

(b) Excludes the impact of credit card securitizations, restructuring costs and special items. See Glossary of Terms on page 37.

(c) Includes provision for loan losses, provision for risk management instrument credit losses, foreclosed property expenses and credit costs related to the securitized credit card portfolio.

(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

(e)   Excludes the impact of credit card securitizations.

bp -  Denotes basis points; 100 bp equals 1%

NM -  Not meaningful

================================================================================

                         The Chase Manhattan Corporation
             Average Consolidated Balance Sheet, Interest and Rates
              (Taxable-Equivalent Interest and Rates; in millions)

                                                                 Three months Ended                      Three months Ended
                                                                   March 31, 1999                          March 31, 1998
                                                      --------------------------------------    -----------------------------------
                                                      Average                       Rate        Average                   Rate
                                                      Balance        Interest   (Annualized)    Balance      Interest  (Annualized)
                                                      -------        --------   ------------    -------      --------  ------------
ASSETS
Deposits with Banks                                  $   6,956        $  184        10.74%     $   4,180      $  152      14.78%
Federal Funds Sold and
  Securities Purchased Under
    Resale Agreements                                   27,096           381         5.70%        37,882         671       7.19%
Trading Assets-Debt and Equity
    Instruments                                         24,727           418         6.86%        33,310         676       8.24%
Securities:
  Available-for-Sale                                    57,645           816         5.74% (b)    52,750         848       6.52% (b)
  Held-to-Maturity                                       1,487            23         6.19%         2,837          46       6.63%
Loans                                                  172,918         3,209         7.53%       170,491       3,405       8.10%
                                                     ---------        ------                   ---------      ------
  Total Interest-Earning Assets                        290,829         5,031         7.02%       301,450       5,798       7.80%
Allowance for Loan Losses                               (3,489)                                   (3,558)
Cash and Due from Banks                                 15,929                                    14,173
Trading Assets Risk
    Management Instruments                              29,459                                    39,369
Other Assets                                            34,201                                    26,158
                                                     ---------                                 ---------
Total Assets                                         $ 366,929                                 $ 377,592
                                                     =========                                 =========

LIABILITIES
Domestic Retail Deposits                             $  61,220           510         3.38%     $  58,934         572       3.95%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                                    22,442           201         3.63%        15,441         187       4.89%
Deposits in Foreign Offices                             79,313           887         4.54%        76,935       1,056       5.56%
                                                     ---------        ------                   ---------      ------
  Total Time and Savings
    Deposits                                           162,975         1,598         3.98%       151,310       1,815       4.86%
                                                     ---------        ------                   ---------      ------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
    Securities Sold Under
      Repurchase Agreements                             50,945           569         4.53%        68,259         947       5.63%
  Commercial Paper                                       5,264            60         4.65%         4,134          54       5.30%
  Other Borrowings (c)                                  13,352           285         8.65%        17,482         508      11.79%
                                                     ---------        ------                   ---------      ------
    Total Short-Term and
      Other Borrowings                                  69,561           914         5.33%        89,875       1,509       6.81%
Long-Term Debt                                          18,686           311         6.75%        15,707         305       7.88%
                                                     ---------        ------                   ---------      ------
  Total Interest-Bearing Liabilities                   251,222         2,823         4.56%       256,892       3,629       5.73%
                                                     ---------        ------                   ---------      ------
Noninterest-Bearing Deposits                            47,980                                    44,566
Trading Liabilities Risk
  Management Instruments                                29,187                                    39,077
Other Liabilities                                       14,270                                    14,478
                                                     ---------                                 ---------
Total Liabilities                                      342,659                                   355,013
                                                     ---------                                 ---------
PREFERRED STOCK OF SUBSIDIARY                              550                                       550
                                                     ---------                                 ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                          1,028                                     1,680
Common Stockholders' Equity                             22,692                                    20,349
                                                     ---------                                 ---------
  Total Stockholders' Equity                            23,720                                    22,029
                                                     ---------                                 ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity            $ 366,929                                 $ 377,592
                                                     =========                                 =========
INTEREST RATE SPREAD                                                                 2.46%                                 2.07%
                                                                                    =====                                 =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                              $2,208 (a)     3.08%                    $2,169 (a)   2.92%
                                                                      ======        =====                     ======      =====

------------------------------------------------------------------------------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended March 31, 1999 and March 31, 1998, the annualized rate for available-for-sale securities based on historical cost was 5.76% and 6.55%, respectively.

(c)   Includes securities sold but not yet purchased and structured notes.

                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (in millions, except per share data)

                                             1999                                        1998
                                            -------            ----------------------------------------------------------
                                             First             Fourth           Third            Second            First
                                            Quarter            Quarter          Quarter          Quarter          Quarter
                                            -------            -------          -------          -------          -------
Interest Income
Loans                                       $ 3,209            $ 3,381          $ 3,287          $ 3,316          $ 3,405
Securities                                      835                964              874              889
                                                                                                                      889
Trading Assets                                  418                435              604              716              676
Federal Funds Sold and Securities
  Purchased Under Resale Agreements             381                469              517              554              671
Deposits with Banks                             184                192              150              148              152
                                            -------            -------          -------          -------          -------
    Total Interest Income                     5,027              5,441            5,432            5,623            5,793
                                            -------            -------          -------          -------          -------
Interest Expense
Deposits                                      1,598              1,717            1,524            1,784            1,815
Short-Term and Other Borrowings                 914              1,247            1,378            1,478            1,509
Long-Term Debt                                  311                317              324              325              305
                                            -------            -------          -------          -------          -------
    Total Interest Expense                    2,823              3,281            3,226            3,587            3,629
                                            -------            -------          -------          -------          -------
Net Interest Income                           2,204              2,160            2,206            2,036            2,164
Provision for Loan Losses                       381                411              272              328              332
                                            -------            -------          -------          -------          -------
Net Interest Income After
  Provision For Loan Losses                   1,823              1,749            1,934            1,708            1,832
                                            -------            -------          -------          -------          -------

Noninterest Revenue
Investment Banking Fees                         317                381              322              438              361
Trust, Custody and Investment
  Management Fees                               414                414              398              383              348
Credit Card Revenue                             379                428              381              365              300
Fees for Other Financial Services               553                552              522              509              510
Trading Revenue                                 618                522              114              333              480
Provision for Risk Management
  Instrument Credit Losses                       --                 (6)            (183)             (10)             (12)
Securities Gains                                156                167              261               98               83
Private Equity Gains                            325                244               60              370              293
Other Revenue                                   178                198              137              233               96
                                            -------            -------          -------          -------          -------
    Total Noninterest Revenue                 2,940              2,900            2,012            2,719            2,459
                                            -------            -------          -------          -------          -------

Noninterest Expense
Salaries                                      1,384              1,296            1,205            1,270            1,254
Employee Benefits                               255                194              221              215              224
Occupancy Expense                               218                220              198              191              189
Equipment Expense                               243                250              219              212              209
Restructuring Costs                              --                 --               --                8              521
Other Expense                                   845                913              804              826              744
                                            -------            -------          -------          -------          -------
    Total Noninterest Expense                 2,945              2,873            2,647            2,722            3,141
                                            -------            -------          -------          -------          -------

Income Before Income Tax Expense              1,818              1,776            1,299            1,705            1,150
Income Tax Expense                              645                630              462              631              425
                                            -------            -------          -------          -------          -------
Net Income                                  $ 1,173            $ 1,146          $   837          $ 1,074          $   725
                                            =======            =======          =======          =======          =======
Net Income Applicable To
  Common Stock                              $ 1,155            $ 1,128          $   815          $ 1,050          $   691
                                            =======            =======          =======          =======          =======

Net Income Per Common Share:
Basic                                       $  1.37            $  1.34          $  0.96          $  1.24          $  0.82
                                            =======            =======          =======          =======          =======
Diluted                                     $  1.32            $  1.31          $  0.94          $  1.20          $  0.80

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------

The page numbers included after each definition represent the pages in this Form 10-Q where the term is primarily used.

1998 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1998. (Pages 7-12, 18, 20, 24, 26-33, 38, 41)

Asset/Liability Management ("ALM"): The management of the sensitivity of Chase's income to changes in market interest rates. (Pages 8, 9, 29-31)

BPV: Basis Point Value. This measurement quantifies the change in the value of Chase's non-trading balance sheet positions (interest rate risk) that would result from a 1 basis point change in interest rates. (Page 30)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain intangibles. (Pages 10, 12-16, 34)

Chase Texas: Chase Bank of Texas, National Association. (Pages 9, 13, 15)

Chase USA: Chase Manhattan Bank USA, National Association. (Page 9)

Derivative and Foreign Exchange ("FX") Contracts: Interest rate swaps, forward rate agreements, futures, forwards, options, debt, equity, commodity and other contracts used for asset/liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 9, 24-25,
27)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, provision for risk management instrument credit losses, special items and costs associated with the REIT). (Pages 11-13, 15, 21,
34)

FASB: Financial Accounting Standards Board. (Page 33)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Page 19, 25, 34)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Pages 19, 35)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-12, 16-17, 21, 34)

REIT: A real estate investment trust subsidiary of Chase. (Pages 21, 22)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-9)

SFAS 131: "Disclosure about Segments of an Enterprise and Related Information." (Page 10)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
33)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10-16, 31,
34)

Special Items: There were no special items in the 1999 or 1998 first quarter. (Pages 10, 17, 21, 34)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 29)

Year 2000: The problem of many existing computer programs not being able to recognize properly a year beginning with "20" instead of "19", as these programs only use the last two digits to refer to a year. (Pages 16, 22, 32-33)

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

            For a discussion of Legal Proceedings, see Chase's 1998 Annual Report on page 6.

Item 2.     Sales of Unregistered Common Stock

            During the first quarter of 1999, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan as follows: January 4, 1999 - 1,136 shares; and January 6, 1999 - 7,109 shares. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: January 4, 1999 - 1,078 shares.

Item 6.     Exhibits and Reports on Form 8-K
            (A) Exhibits:

            11    -  Computation of earnings per common share.
            12(a) - Computation of ratio of earnings to fixed charges. 12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.
            27       Financial Data Schedule

            (B) Reports on Form 8-K:

            Chase filed three reports on Form 8-K during the quarter ended March 31, 1999, as follows:

            Form 8-K dated January 19, 1999: Chase announced the results of operations for the fourth quarter of 1998.

            Form 8-K dated March 16, 1999: Chase announced an increase in its quarterly common stock dividend.

            Form 8-K dated March 24, 1999: Chase announced that William B. Harrison Jr., had been elected President and CEO succeeding Walter
            V. Shipley, 63, who will continue in his capacity as Chairman of the Board, each effective June 1, 1999. Also effective June 1, 1999, Thomas G. Labrecque, 60, President and COO, will retire.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE CHASE MANHATTAN CORPORATION
                                      ------------------------------------------
                                                     (Registrant)


Date May 17, 1999                     By /s/ Joseph L. Sclafani
     ------------                        ---------------------------------------
                                         Joseph L. Sclafani

                                       Executive Vice President and Controller
                                           [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED

EXHIBIT NO.                   EXHIBITS                     PAGE AT WHICH LOCATED
-----------                   --------                     ---------------------

    11                 Computation of earnings                      41
                       per common share

    12(a)              Computation of ratio of                      42
                       earnings to fixed charges

    12(b)              Computation of ratio of                      43
                       earnings to fixed charges
                       and preferred stock dividend
                       requirements

    27                 Financial Data Schedule                      44

                                   APPENDIX I

                NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL

Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.

GRAPHIC
NUMBER      PAGE      DESCRIPTION
-------     ----      -----------
   1         30       Bar Graph entitled "Histogram of Daily Changes in Market Risk-Related Revenue for
                      the twelve months ended March 31, 1999" presenting the following information:

                      Millions of Dollars      0 - 5      5 - 10      10 - 15      15 - 20      20 - 25      25 - 30
                      -------------------      -----      ------      -------      -------      -------      -------
                      Number of trading
                      days revenue was
                      within the above
                      prescribed positive
                      range                      33         47           54           36           29            9

                                              30 - 35     Over 35
                                              -------     -------
                                                 8           10

                      Millions of Dollars      0 - (5)   (5 - 10)    (10 - 15)    (15 - 20)    (20 - 25)
                      -------------------      -------   --------    ---------    ---------    ---------
                      Number of trading
                      days revenue was
                      within the above
                      prescribed negative
                      range                      12          8            4            3            1

                                             (25 - 30)   Over (30)
                                             ---------   ---------
                                                 3            2