Form 10-K/A
period 1998-12-31
CHASE MANHATTAN CORP /DE/
filed 1999-06-29
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                             COMMISSION FILE
        DECEMBER 31, 1998                                  NUMBER 1-5805


                         THE CHASE MANHATTAN CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                 13-2624428
         (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

270 PARK AVENUE, NEW YORK, N.Y.                                 10017
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 270-6000

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as set forth in the pages attached hereto:

                  Exhibit 22.1-Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies for the fiscal year ended December 31, 1998.


                                                                    PAGE 1 OF 47
                                                        EXHIBIT INDEX ON PAGE 45

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 11-K
                                  ANNUAL REPORT
                        PURSUANT TO SECTION 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 |X| ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               -----------------------    ----------------

COMMISSION FILE NUMBER 1-5805

                   401(k) SAVINGS PLAN OF THE CHASE MANHATTAN
                        AND CERTAIN AFFILIATED COMPANIES
                   ------------------------------------------
                            (Full title of the plan)

                         THE CHASE MANHATTAN CORPORATION
               --------------------------------------------------
               (Name of issuer of securities pursuant to the plan)

                                 270 PARK AVENUE
                            NEW YORK, NEW YORK 10017
                     --------------------------------------
                     (Address of principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES


                           BY: /s/ Joseph L. Sclafani
                               ----------------------
                               JOSEPH L. SCLAFANI
                         THE CHASE MANHATTAN CORPORATION
                                   CONTROLLER
                         (PRINCIPAL ACCOUNTING OFFICER)

Date: June 25, 1999


================================================================================

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                        FINANCIAL STATEMENTS AND EXHIBITS



                                      INDEX

                                                                                                     Page
                                                                                                   Number(s)
                                                                                                   ---------
Financial Statements and Schedules:

   Independent Auditors' Report.........................................................               4
   Statement of Net Assets Available for Benefits, with Fund Information at
         December 31, 1998 and 1997.....................................................              5-6
   Statement of Changes in Net Assets Available for Benefits, with Fund Information
         for the Years Ended December 31, 1998 and 1997.................................              7-9
   Notes to Financial Statements........................................................             10-22
   Schedule of Assets Held for Investment Purposes at December 31, 1998.................             23-36
   Schedule of Assets Held for Investment Purposes That Were Both Acquired and
         Disposed of  Within the Plan Year for the Year Ended December 31, 1998.........             37-43
   Schedule of Five Percent Reportable Transactions for the Year Ended
         December 31, 1998..............................................................              44
   Exhibit Index........................................................................              45
   Signature of Principal Accounting Officer............................................              46
   Consent of Independent Auditors......................................................              47



Schedules not required under line 27 of IRS Form 5500 which are not applicable have not been included.

                          INDEPENDENT AUDITORS' REPORT



To the Participants and Plan Administrator of the 401(k) Savings Plan of The Chase Manhattan Bank and
Certain Affiliated Companies:


         We have audited the accompanying statements of net assets available for benefits of the 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies (the Plan) as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

         Our 1998 audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of assets held for investment purposes at December 31, 1998, assets held for investment purposes that were both acquired and disposed of within the plan year for the year ended December 31, 1998 and five percent reportable transactions for the year ended December 31, 1998 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). These supplemental schedules are the responsibility of the Plan's management. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        KPMG LLP





New York, New York
June 18, 1999

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1998

                                                                             FUND INFORMATION
                                                  ----------------------------------------------------------------------
                                                                   SHORT-TERM       STABLE    INTERMEDIATE      S & P
                                                       TOTAL      FIXED INCOME       VALUE        BOND        500 INDEX
                                                       -----      ------------      ------    ------------    ---------
Assets:
The Chase Manhattan Corporation Common Stock      $2,017,700,081  $       --    $       --    $       --    $       --
Registered Investment Companies                      865,388,507          --            --            --            --
Collective Trust Funds                               715,267,135          --            --            --     715,267,135
Guaranteed Investment Contracts                      645,347,257          --     626,362,763          --            --
United States Government and
      Government Agency Obligations                  143,420,418    33,689,222          --     109,731,196          --
Loans to Participants                                167,909,912          --            --            --            --
Certificate of Deposits                               28,496,519    28,496,519          --            --            --
Corporate Debt Instruments                           237,877,102   179,169,422          --      58,707,680          --
Foreign Common Stocks                                156,111,695          --            --            --            --
Interest Bearing & Money Market Funds                  7,543,890       692,645       285,686           635        78,934
Other Investments                                     73,896,907    22,901,581          --      51,778,929          --
                                                  --------------  ------------  ------------  ------------  ------------
        Total Investments at Value  (See Note 3)   5,058,959,423   264,949,389   626,648,449   220,218,440   715,346,069

Cash                                                   9,501,397         3,259          --            --           2,897
Dividends and Interest Receivable                      3,867,872     1,893,438          --       1,436,849          --
Receivable for Securities Sold                        13,303,798          --            --      12,816,369          --
Interfund Transfer Receivables (Payables), Net              --         938,483    27,189,201     1,662,375     1,931,295
                                                  --------------  ------------  ------------  ------------  ------------
        Total Assets                               5,085,632,490   267,784,569   653,837,650   236,134,033   717,280,261
                                                  --------------  ------------  ------------  ------------  ------------
Liabilities:
Payable for Securities Purchased                      65,167,828          --            --      65,167,828          --
Other                                                    483,938          --          41,777       129,149        23,845
                                                  --------------  ------------  ------------  ------------  ------------
         Total Liabilities                            65,651,766          --          41,777    65,296,977        23,845
                                                  --------------  ------------  ------------  ------------  ------------
Net Assets Available for Benefits                 $5,019,980,724  $267,784,569  $653,795,873  $170,837,056  $717,256,416
                                                  ==============  ============  ============  ============  ============


                                                                               FUND INFORMATION
                                                  --------------------------------------------------------------------------
                                                    GROWTH &       SMALL CAP    INTERNATIONAL      CHASE
                                                     INCOME          EQUITY         EQUITY      COMMON STOCK       LOAN
                                                    --------       ---------    -------------   ------------       ----
Assets:
The Chase Manhattan Corporation Common Stock      $       --     $       --     $       --     $2,017,700,081   $       --
Registered Investment Companies                    568,699,030    296,689,477           --               --             --
Collective Trust Funds                                    --             --             --               --             --
Guaranteed Investment Contracts                           --             --             --               --             --
United States Government and
      Government Agency Obligations                       --             --             --               --             --
Loans to Participants                                     --             --             --               --      167,909,912
Certificate of Deposits                                   --             --             --               --             --
Corporate Debt Instruments                                --             --             --               --             --
Foreign Common Stocks                                     --             --      156,111,695             --             --
Interest Bearing & Money Market Funds                  103,718         82,454           --               --        6,287,565
Other Investments                                         --             --         (783,603)            --             --
                                                  ------------   ------------   ------------   --------------   ------------
        Total Investments at Value  (See Note 3)   568,802,748    296,771,931    155,328,092    2,017,700,081    174,197,477

Cash                                                     4,955          2,841      9,487,212             --              195
Dividends and Interest Receivable                         --             --          537,585             --             --
Receivable for Securities Sold                            --             --          122,449          364,980           --
Interfund Transfer Receivables (Payables), Net      (1,726,829)      (289,866)      (170,744)      (7,391,438)    (5,225,772)
                                                  ------------   ------------   ------------   --------------   ------------
        Total Assets                               567,080,874    296,484,906    165,304,594    2,010,673,623    168,971,900
                                                  ------------   ------------   ------------   --------------   ------------
Liabilities:
Payable for Securities Purchased                          --             --             --               --             --
Other                                                     --             --           65,327          222,574           --
                                                  ------------   ------------   ------------   --------------   ------------
         Total Liabilities                                --             --           65,327          222,574           --
                                                  ------------   ------------   ------------   --------------   ------------
Net Assets Available for Benefits                 $567,080,874   $296,484,906   $165,239,267   $2,010,451,049   $168,971,900
                                                  ============   ============   ============   ==============   ============


                                                        FUND
                                                     INFORMATION
                                                    ------------
                                                       FROZEN
                                                    FIXED INCOME
                                                    ------------
Assets:
The Chase Manhattan Corporation Common Stock        $       --
Registered Investment Companies                             --
Collective Trust Funds                                      --
Guaranteed Investment Contracts                       18,984,494
United States Government and
      Government Agency Obligations                         --
Loans to Participants                                       --
Certificate of Deposits                                     --
Corporate Debt Instruments                                  --
Foreign Common Stocks                                       --
Interest Bearing & Money Market Funds                     12,253
Other Investments                                           --
                                                    ------------

        Total Investments at Value  (See Note 3)      18,996,747

Cash                                                          38
Dividends and Interest Receivable                           --
Receivable for Securities Sold                              --
Interfund Transfer Receivables (Payables), Net       (16,916,705)
                                                    ------------
        Total Assets                                   2,080,080
                                                    ------------
Liabilities:
Payable for Securities Purchased                            --
Other                                                      1.266
                                                    ------------
         Total Liabilities                                 1,266
                                                    ------------
Net Assets Available for Benefits                   $  2,078,814
                                                    ============


  THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND INFORMATION

                                DECEMBER 31, 1997

                                                                                 FUND INFORMATION
                                                 -------------------------------------------------------------------------------
                                                                   SHORT-TERM          STABLE      INTERMEDIATE        S & P
                                                      TOTAL       FIXED INCOME         VALUE           BOND          500 INDEX
                                                      -----       ------------         ------      ------------      ---------
Assets:
The Chase Manhattan Corporation Common Stock     $1,443,838,968  $         --     $         --    $         --    $         --
Registered Investment Companies                     834,978,719            --               --              --              --
Collective Trust Funds                              560,048,934            --               --              --       560,048,934
Guaranteed Investment Contracts                     630,567,518            --        585,812,361            --              --
United States Government Obligations                107,980,088      29,000,290             --        78,979,798            --
Loans to Participants                               152,583,764            --               --              --              --
Certificate of Deposits                              39,000,368      39,000,368             --              --              --
Corporate Debt Instruments                          241,760,038     185,824,640             --        55,935,398            --
Foreign Common Stocks                               144,018,333            --               --              --              --
Interest Bearing & Money Market Funds                32,875,533      26,878,150           42,425             162         142,694
Other Investments                                    49,436,269      21,000,000             --        28,436,268            --
                                                 --------------  --------------   --------------  --------------  --------------

        Total Investments at Value (See Note 3)   4,237,088,532     301,703,448      585,854,786     163,351,626     560,191,628

Cash                                                  5,472,246            --               --              --            10,526
Dividends and Interest Receivable                     3,751,173       1,760,221             --         1,487,270            --
Receivable for Securities Transactions               23,379,405          39,132             --         8,437,227            --
Interfund Transfer Receivables (Payables), Net             --          (400,785)       6,720,058       2,864,512       2,804,073
                                                 --------------  --------------   --------------  --------------  --------------

        Total Assets                              4,269,691,356     303,102,016      592,574,844     176,140,635     563,006,227
                                                 --------------  --------------   --------------  --------------  --------------

Liabilities:
Payable for Securities Transactions                  86,863,467      42,014,848          123,566      30,781,515          18,673

                                                 --------------  --------------   --------------  --------------  --------------

         Total Liabilities                           86,863,467      42,014,848          123,566      30,781,515          18,673
                                                 --------------  --------------   --------------  --------------  --------------

Net Assets Available for Benefits                $4,182,827,889  $  261,087,168   $  592,451,278  $  145,359,120  $  562,987,554
                                                 ==============  ==============   ==============  ==============  ==============


                                                                                   FUND INFORMATION
                                                 --------------------------------------------------------------------------------
                                                     GROWTH &      SMALL CAP      INTERNATIONAL        CHASE
                                                      INCOME        EQUITY            EQUITY        COMMON STOCK        LOAN
                                                     --------      ---------      -------------     ------------        ----
Assets:
The Chase Manhattan Corporation Common Stock     $         --    $         --     $         --     $1,443,838,968  $         --
Registered Investment Companies                     526,407,579     308,571,140             --               --              --
Collective Trust Funds                                     --              --               --               --              --
Guaranteed Investment Contracts                            --              --               --               --              --
United States Government Obligations                       --              --               --               --              --
Loans to Participants                                      --              --               --               --       152,583,764
Certificate of Deposits                                    --              --               --               --              --
Corporate Debt Instruments                                 --              --               --               --              --
Foreign Common Stocks                                      --              --        144,018,333             --              --
Interest Bearing & Money Market Funds                    44,156         102,439             --            106,771       5,548,527
Other Investments                                          --              --               --                  1            --
                                                 --------------  --------------   --------------   --------------  --------------

        Total Investments at Value (See Note 3)     526,451,735     308,673,579      144,018,333    1,443,945,740     158,132,291

Cash                                                    216,698               1        5,218,693              185          26,091
Dividends and Interest Receivable                          --              --            503,682             --              --
Receivable for Securities Transactions                     --              --         14,903,046             --              --
Interfund Transfer Receivables (Payables), Net          590,526      (2,454,931)      (1,548,744)       5,092,140      (5,446,789)
                                                 --------------  --------------   --------------   --------------  --------------

        Total Assets                                527,258,959     306,218,649      163,095,010    1,449,038,065     152,711,593
                                                 --------------  --------------   --------------   --------------  --------------

Liabilities:
Payable for Securities Transactions                        --              --         13,921,881             --              --

                                                 --------------  --------------   --------------   --------------  --------------

         Total Liabilities                                 --              --         13,921,881             --              --
                                                 --------------  --------------   --------------   --------------  --------------

Net Assets Available for Benefits                $  527,258,959  $  306,218,649   $  149,173,129   $1,449,038,065  $  152,711,593
                                                 ==============  ==============   ==============   ==============  ==============


                                                        FUND
                                                    INFORMATION
                                                   --------------
                                                      FROZEN
                                                   FIXED INCOME
                                                   ------------
Assets:
The Chase Manhattan Corporation Common Stock       $         --
Registered Investment Companies                              --
Collective Trust Funds                                       --
Guaranteed Investment Contracts                        44,755,157
United States Government Obligations                         --
Loans to Participants                                        --
Certificate of Deposits                                      --
Corporate Debt Instruments                                   --
Foreign Common Stocks                                        --
Interest Bearing & Money Market Funds                      10,209
Other Investments                                            --
                                                   --------------

        Total Investments at Value (See Note 3)        44,765,366

Cash                                                           52
Dividends and Interest Receivable                            --
Receivable for Securities Transactions                       --
Interfund Transfer Receivables (Payables), Net         (8,220,060)
                                                   --------------

        Total Assets                                   36,545,358
                                                   --------------

Liabilities:
Payable for Securities Transactions                         2,984

                                                   --------------

         Total Liabilities                                  2,984
                                                   --------------

Net Assets Available for Benefits                  $   36,542,374
                                                   ==============


  THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 401(K) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, WITH FUND
                                  INFORMATION

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                FUND INFORMATION
                                                  -------------------------------------------------------------------------
                                                                        SHORT-TERM          STABLE           INTERMEDIATE
                                                        TOTAL          FIXED INCOME         VALUE                BOND
                                                        -----          ------------         ------           ------------
Contributions:
      Contributing Employers'
        Contributions                             $    104,756,620   $      4,522,451   $      6,248,359   $      2,777,323
      Reallocation of Net Participants'
        Forfeitures (Note 7)                                  --               (5,735)           (48,146)            (8,305)
                                                  ----------------   ----------------   ----------------   ----------------
      Total Contributing Employers'
        Contributions                                  104,756,620          4,516,716          6,200,213          2,769,018
      Participants' Contributions                      173,634,567         10,240,443         14,680,237          7,671,298
                                                  ----------------   ----------------   ----------------   ----------------
                      Total Contributions              278,391,187         14,757,159         20,880,450         10,440,316
                                                  ----------------   ----------------   ----------------   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
        Corporation
           Common Stock                                 37,399,725               --                 --                 --
      Interest                                          85,006,379         14,829,837         38,222,412          9,715,349
      Other Dividends                                    3,839,273               --                 --                 --
                                                  ----------------   ----------------   ----------------   ----------------
                     Total Investment Income           126,245,377         14,829,837         38,222,412          9,715,349
                                                  ----------------   ----------------   ----------------   ----------------
Unrealized Net Appreciation (Depreciation)
  on Investments:
      Beginning of the Year                            456,872,183             34,302               --            3,187,053
      End of the Year                                1,069,446,731            (57,705)              --            1,011,095
                                                  ----------------   ----------------   ----------------   ----------------
      Change in Unrealized Appreciation
        (Depreciation)                                 612,574,548            (92,007)              --           (2,175,958)
                                                  ----------------   ----------------   ----------------   ----------------
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions           16,622,675,406      5,446,309,341        239,093,873      9,332,181,159
      Cost of Investments Sold and Redeemed         16,523,296,745      5,446,389,200        239,093,873      9,327,491,779
                                                  ----------------   ----------------   ----------------   ----------------
      Realized Net Gain (Loss) from Sales
        and Redemptions                                 99,378,661            (79,859)              --            4,689,380
                                                  ----------------   ----------------   ----------------   ----------------

Increase in Net Assets Available for
      Benefits Derived from Investment
      Activities                                       838,198,586         14,657,971         38,222,412         12,228,771
Participants' Withdrawals                             (278,342,087)       (23,579,002)       (47,815,336)       (10,372,316)
Expenses                                                (1,020,360)            79,297           (294,693)          (341,508)
Transfer To Other Plans, Net (Note 15)                     (74,491)              --                 (485)              --
                                                  ----------------   ----------------   ----------------   ----------------

Net Change During the Year Before Interfund
       Transfers                                       837,152,835          5,915,425         10,992,348         11,955,263

Interfund Transfers, Net                                      --              781,976         50,352,247         13,522,673
                                                  ----------------   ----------------   ----------------   ----------------
Increase (Decrease) in Net Assets Available
       for Benefits                                    837,152,835          6,697,401         61,344,595         25,477,936
Net Assets Available for Benefits at
       Beginning of Year                             4,182,827,889        261,087,168        592,451,278        145,359,120
                                                  ----------------   ----------------   ----------------   ----------------
Net Assets Available for Benefits at End of Year  $  5,019,980,724   $    267,784,569   $    653,795,873   $    170,837,056
                                                  ================   ================   ================   ================


                                                                                 FUND INFORMATION
                                                  --------------------------------------------------------------------------
                                                        S & P              GROWTH &          SMALL CAP        INTERNATIONAL
                                                      500 INDEX             INCOME             EQUITY             EQUITY
                                                      ---------            --------          ---------        -------------
Contributions:
      Contributing Employers'
        Contributions                              $     11,667,130   $     10,555,427   $      7,938,607   $      4,142,900
      Reallocation of Net Participants'
        Forfeitures (Note 7)                                (47,334)           (31,575)           (29,013)           (17,364)
                                                   ----------------   ----------------   ----------------   ----------------
      Total Contributing Employers'
        Contributions                                    11,619,796         10,523,852          7,909,594          4,125,536
      Participants' Contributions                        32,571,659         28,980,570         22,817,420         11,665,861
                                                   ----------------   ----------------   ----------------   ----------------
                      Total Contributions                44,191,455         39,504,422         30,727,014         15,791,397
                                                   ----------------   ----------------   ----------------   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
        Corporation
           Common Stock                                        --                 --                 --                 --
      Interest                                               74,097          5,670,622             41,820            362,925
      Other Dividends                                          --                 --                 --            3,839,273
                                                   ----------------   ----------------   ----------------   ----------------
                     Total Investment Income                 74,097          5,670,622             41,820          4,202,198
                                                   ----------------   ----------------   ----------------   ----------------
Unrealized Net Appreciation (Depreciation)
  on Investments:
      Beginning of the Year                             133,215,788         45,808,154         35,835,267        (12,302,012)
      End of the Year                                   281,574,901         66,848,039         39,887,718         (2,923,977)
                                                   ----------------   ----------------   ----------------   ----------------
      Change in Unrealized Appreciation
        (Depreciation)                                  148,359,113         21,039,885          4,052,451          9,378,035
                                                   ----------------   ----------------   ----------------   ----------------
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions               107,307,282        640,228,589         85,943,883        175,290,776
      Cost of Investments Sold and Redeemed              96,748,190        593,096,074         81,077,997        164,837,781
                                                   ----------------   ----------------   ----------------   ----------------
      Realized Net Gain (Loss) from Sales
        and Redemptions                                  10,559,092         47,132,515          4,865,886         10,452,995
                                                   ----------------   ----------------   ----------------   ----------------

Increase in Net Assets Available for
      Benefits Derived from Investment
      Activities                                        158,992,302         73,843,022          8,960,157         24,033,228
Participants' Withdrawals                               (33,751,184)       (28,774,630)       (16,608,573)       (10,327,854)
Expenses                                                    (85,791)           139,690             69,527           (802,702)
Transfer To Other Plans, Net (Note 15)                         (905)           (44,503)            (7,049)            (1,142)
                                                   ----------------   ----------------   ----------------   ----------------

Net Change During the Year Before Interfund
       Transfers                                        169,345,877         84,668,001         23,141,076         28,692,927

Interfund Transfers, Net                                (15,077,015)       (44,846,086)       (32,874,819)       (12,626,789)
                                                   ----------------   ----------------   ----------------   ----------------
Increase (Decrease) in Net Assets Available
       for Benefits                                     154,268,862         39,821,915         (9,733,743)        16,066,138
Net Assets Available for Benefits at
       Beginning of Year                                562,987,554        527,258,959        306,218,649        149,173,129
                                                   ----------------   ----------------   ----------------   ----------------
Net Assets Available for Benefits at End of Year   $    717,256,416   $    567,080,874   $    296,484,906   $    165,239,267
                                                   ================   ================   ================   ================


                                                                     FUND INFORMATION
                                                  ----------------------------------------------------
                                                        CHASE                                FROZEN
                                                     COMMON STOCK          LOAN           FIXED INCOME
                                                     ------------          ----           ------------
Contributions:
      Contributing Employers'
        Contributions                              $     56,904,423   $           --     $           --
      Reallocation of Net Participants'
        Forfeitures (Note 7)                                187,472               --                 --
                                                   ----------------   ----------------   ----------------
      Total Contributing Employers'
        Contributions                                    57,091,895               --                 --
      Participants' Contributions                        45,007,079               --                 --
                                                   ----------------   ----------------   ----------------
                      Total Contributions               102,098,974               --                 --
                                                   ----------------   ----------------   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
        Corporation
           Common Stock                                  37,399,725               --                 --
      Interest                                              234,841         12,871,974          2,982,502
      Other Dividends                                          --                 --                 --
                                                   ----------------   ----------------   ----------------
                     Total Investment Income             37,634,566         12,871,974          2,982,502
                                                   ----------------   ----------------   ----------------
Unrealized Net Appreciation (Depreciation)
  on Investments:
      Beginning of the Year                             251,093,631               --                 --
      End of the Year                                   683,106,660               --                 --
                                                   ----------------   ----------------   ----------------
      Change in Unrealized Appreciation
        (Depreciation)                                  432,013,029               --                 --
                                                   ----------------   ----------------   ----------------
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions               320,196,633        247,062,691         29,061,179
      Cost of Investments Sold and Redeemed             298,437,981        247,062,691         29,061,179
                                                   ----------------   ----------------   ----------------
      Realized Net Gain (Loss) from Sales
        and Redemptions                                  21,758,652               --                 --
                                                   ----------------   ----------------   ----------------

Increase in Net Assets Available for
      Benefits Derived from Investment
      Activities                                        491,406,247         12,871,974          2,982,502
Participants' Withdrawals                               (93,169,395)       (11,556,425)        (2,387,372)
Expenses                                                    443,383           (210,579)           (16,984)
Transfer To Other Plans, Net (Note 15)                       (9,947)           (10,460)              --
                                                   ----------------   ----------------   ----------------

Net Change During the Year Before Interfund
       Transfers                                        500,769,262          1,094,510            578,146

Interfund Transfers, Net                                 60,643,722         15,165,797        (35,041,706)
                                                   ----------------   ----------------   ----------------
Increase (Decrease) in Net Assets Available
       for Benefits                                     561,412,984         16,260,307        (34,463,560)
Net Assets Available for Benefits at
       Beginning of Year                              1,449,038,065        152,711,593         36,542,374
                                                   ----------------   ----------------   ----------------
Net Assets Available for Benefits at End of Year   $  2,010,451,049   $    168,971,900   $      2,078,814
                                                   ================   ================   ================


THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Statements of Changes in Net Assets Available for Benefits, with Fund
                                   Information

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                FUND INFORMATION
                                                  -------------------------------------------------------------------------
                                                                        SHORT-TERM            STABLE         INTERMEDIATE
                                                       TOTAL           FIXED INCOME           VALUE              BOND
                                                       -----           ------------           ------         ------------
Contributions:
      Contributing Employers' Contributions       $    101,590,145   $      4,932,408   $      6,498,575   $      2,651,032
      Reallocation of Net Participants'
           Forfeitures (Note 7)                               --                 (296)           (22,343)              (327)
                                                  ----------------   ----------------   ----------------   ----------------
      Total Contributing Employers'
           Contributions                               101,590,145          4,932,112          6,476,232          2,650,705
      Participants' Contributions                      168,113,127         11,315,318         14,810,963          6,909,663
                                                  ----------------   ----------------   ----------------   ----------------
                      Total Contributions              269,703,272         16,247,430         21,287,195          9,560,368
                                                  ----------------   ----------------   ----------------   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                     31,463,083               --                 --                 --
      Interest                                          41,736,108         15,007,430          2,200,142          8,253,787
      Other Dividends                                   58,962,346               --           36,084,734               --
                                                  ----------------   ----------------   ----------------   ----------------
                     Total Investment Income           132,161,537         15,007,430         38,284,876          8,253,787
                                                  ----------------   ----------------   ----------------   ----------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                            754,384,739               --                 --                 --
      End of the Year                                  456,872,183             34,302               --            3,187,053
                                                  ----------------   ----------------   ----------------   ----------------
      Change in Unrealized Appreciation
           (Depreciation)                             (297,512,556)            34,302               --            3,187,053
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions           16,586,352,919      4,624,844,735        370,607,466      5,491,111,251
      Cost of Investments Sold and Redeemed         15,739,547,835      4,625,145,398        370,607,466      5,488,292,636
                                                  ----------------   ----------------   ----------------   ----------------
      Realized Net Gain (Loss) from Sales and
           Redemptions                                 846,805,084           (300,663)              --            2,818,615

                                                  ----------------   ----------------   ----------------   ----------------
Increase in Net Assets Available for Benefits
           Derived
      from Investment Activities                       681,454,065         14,741,069         38,284,876         14,259,455
Participants' Withdrawals                             (270,798,978)       (21,746,892)       (48,832,625)        (7,303,377)
Expenses                                                (1,909,742)             1,447           (466,312)          (348,721)
Transfer To Other Plans, Net (Note 16)                  (1,484,657)          (608,267)           (54,897)           (25,186)
                                                  ----------------   ----------------   ----------------   ----------------

Net Change During the Year Before Interfund
           Transfers                                   676,963,960          8,634,787         10,218,237         16,142,539

Interfund Transfers, Net                                      --          252,452,381        582,233,041        129,216,581
                                                  ----------------   ----------------   ----------------   ----------------
Increase (Decrease) in Net Assets Available
           for Benefits                                676,963,960        261,087,168        592,451,278        145,359,120
Net Assets Available for Benefits at Beginning
           of Year                                   3,505,863,929               --                 --                 --
                                                  ----------------   ----------------   ----------------   ----------------
Net Assets Available for Benefits at End of Year  $  4,182,827,889   $    261,087,168   $    592,451,278   $    145,359,120
                                                  ================   ================   ================   ================


                                                                                FUND INFORMATION
                                                  -------------------------------------------------------------------------
                                                        S & P            GROWTH &          SMALL CAP         INTERNATIONAL
                                                      500 INDEX           INCOME            EQUITY               EQUITY
                                                      ---------          --------          ---------         -------------
Contributions:
      Contributing Employers' Contributions       $     11,036,807   $     10,411,226   $      8,152,248   $      4,449,851
      Reallocation of Net Participants'
           Forfeitures (Note 7)                             (3,313)            (3,470)              --                 (432)
                                                  ----------------   ----------------   ----------------   ----------------
      Total Contributing Employers'
           Contributions                                11,033,494         10,407,756          8,152,248          4,449,419
      Participants' Contributions                       29,965,837         28,166,987         22,934,967         12,731,760
                                                  ----------------   ----------------   ----------------   ----------------
                      Total Contributions               40,999,331         38,574,743         31,087,215         17,181,179
                                                  ----------------   ----------------   ----------------   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                           --                 --                 --                 --
      Interest                                             102,853            108,664            111,561            684,555
      Other Dividends                                       21,344         18,531,942               --            4,329,751
                                                  ----------------   ----------------   ----------------   ----------------
                     Total Investment Income               124,197         18,640,606            111,561          5,014,306
                                                  ----------------   ----------------   ----------------   ----------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                                   --                 --                 --                 --
      End of the Year                                  133,215,788         45,808,154         35,835,267        (12,302,012)
                                                  ----------------   ----------------   ----------------   ----------------
      Change in Unrealized Appreciation
           (Depreciation)                              133,215,788         45,808,154         35,835,267        (12,302,012)
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions              218,926,402        319,933,959        261,700,849        214,837,902
      Cost of Investments Sold and Redeemed            214,875,709        263,187,274        252,583,199        205,409,948
                                                  ----------------   ----------------   ----------------   ----------------
      Realized Net Gain (Loss) from Sales and
           Redemptions                                   4,050,693         56,746,685          9,117,650          9,427,954

                                                  ----------------   ----------------   ----------------   ----------------
Increase in Net Assets Available for Benefits
           Derived
      from Investment Activities                       137,390,678        121,195,445         45,064,478          2,140,248
Participants' Withdrawals                              (24,117,972)       (25,415,158)       (12,510,713)        (8,315,749)
Expenses                                                  (196,500)             2,328              1,424           (872,214)
Transfer To Other Plans, Net (Note 16)                    (133,700)           (97,822)           (83,464)           (49,068)
                                                  ----------------   ----------------   ----------------   ----------------

Net Change During the Year Before Interfund
           Transfers                                   153,941,837        134,259,536         63,558,940         10,084,396

Interfund Transfers, Net                               409,045,717        392,999,423        242,659,709        139,088,733
                                                  ----------------   ----------------   ----------------   ----------------
Increase (Decrease) in Net Assets Available
           for Benefits                                562,987,554        527,258,959        306,218,649        149,173,129
Net Assets Available for Benefits at Beginning
           of Year                                            --                 --                 --                 --
                                                  ----------------   ----------------   ----------------   ----------------
Net Assets Available for Benefits at End of Year  $    562,987,554   $    527,258,959   $    306,218,649   $    149,173,129
                                                  ================   ================   ================   ================


                                                          FUND
                                                      INFORMATION
                                                   ----------------
                                                         CHASE
                                                     COMMON STOCK
                                                     ------------
Contributions:
      Contributing Employers' Contributions        $     53,953,678
      Reallocation of Net Participants'
           Forfeitures (Note 7)                              30,181
                                                   ----------------
      Total Contributing Employers'
           Contributions                                 53,983,859
      Participants' Contributions                        40,697,577
                                                   ----------------
                      Total Contributions                94,681,436
                                                   ----------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                      31,463,083
      Interest                                              229,701
      Other Dividends                                          --
                                                   ----------------
                     Total Investment Income             31,692,784
                                                   ----------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                                    --
      End of the Year                                   251,093,631
                                                   ----------------
      Change in Unrealized Appreciation
           (Depreciation)                               251,093,631
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions             1,328,114,272
      Cost of Investments Sold and Redeemed           1,317,564,976
                                                   ----------------
      Realized Net Gain (Loss) from Sales and
           Redemptions                                   10,549,296

                                                   ----------------
Increase in Net Assets Available for Benefits
           Derived
      from Investment Activities                        293,335,711
Participants' Withdrawals                               (76,406,472)
Expenses                                                      6,656
Transfer To Other Plans, Net (Note 16)                     (419,598)
                                                   ----------------

Net Change During the Year Before Interfund
           Transfers                                    311,197,733

Interfund Transfers, Net                              1,137,840,332
                                                   ----------------
Increase (Decrease) in Net Assets Available
           for Benefits                               1,449,038,065
Net Assets Available for Benefits at Beginning
           of Year                                             --
                                                   ----------------
Net Assets Available for Benefits at End of Year   $  1,449,038,065
                                                   ================


                                                                                         FUND INFORMATION
                                                              ---------------------------------------------------------------------
                                                                                    FROZEN
                                                                   LOAN          FIXED INCOME          FUND A           FUND B
                                                                   ----          ------------          ------           ------
Contributions:
      Contributing Employers' Contributions                   $          --     $          --     $          --     $        (5,736)
      Reallocation of Net Participants' Forfeitures (Note 7)             --                --                --                --
                                                              ---------------   ---------------   ---------------   ---------------
      Total Contributing Employers'  Contributions                       --                --                --              (5,736)
      Participants' Contributions                                        --                --               1,335            36,658
                                                              ---------------   ---------------   ---------------   ---------------
                      Total Contributions                                --                --               1,335            30,922
                                                              ---------------   ---------------   ---------------   ---------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan Corporation
           Common Stock                                                  --                --                --                --
      Interest                                                     10,796,427         3,973,295             2,461           (40,371)
      Other Dividends                                                    --                --                --                --
                                                              ---------------   ---------------   ---------------   ---------------
                     Total Investment Income                       10,796,427         3,973,295             2,461           (40,371)
                                                              ---------------   ---------------   ---------------   ---------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                                              --                --             440,156              --
      End of the Year                                                    --                --                --                --
                                                              ---------------   ---------------   ---------------   ---------------
      Change in Unrealized Appreciation (Depreciation)                   --                --            (440,156)             --
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions                         259,703,772        36,875,467       102,101,125       384,628,903
      Cost of Investments Sold and Redeemed                       259,728,201        36,875,467       101,660,969       384,628,903
                                                              ---------------   ---------------   ---------------   ---------------
      Realized Net Gain (Loss) from Sales and Redemptions             (24,429)             --             440,156              --

                                                              ---------------   ---------------   ---------------   ---------------
Increase in Net Assets Available for Benefits Derived
      from Investment Activities                                   10,771,998         3,973,295             2,461           (40,371)
Participants' Withdrawals                                          (7,929,619)       (2,701,916)       (1,046,176)       (6,095,443)
Expenses                                                                 --             (37,850)             --                --
Transfer To Other Plans, Net (Note 16)                                   --                (128)             (380)             (380)
                                                              ---------------   ---------------   ---------------   ---------------

Net Change During the Year Before Interfund Transfers               2,842,379         1,233,401        (1,042,760)       (6,105,272)

Interfund Transfers, Net                                           22,416,212       (36,467,647)     (102,908,759)     (384,446,524)
                                                              ---------------   ---------------   ---------------   ---------------
Increase (Decrease) in Net Assets Available for Benefits           25,258,591       (35,234,246)     (103,951,519)     (390,551,796)
Net Assets Available for Benefits at Beginning of Year            127,453,002        71,776,620       103,951,519       390,551,796
                                                              ---------------   ---------------   ---------------   ---------------

Net Assets Available for Benefits at End of Year              $   152,711,593   $    36,542,374   $          --     $          --
                                                              ===============   ===============   ===============   ===============

                                                                        FUND INFORMATION
                                                                ---------------------------------

                                                                    FUND C            FUND D
                                                                    ------            ------
Contributions:
      Contributing Employers' Contributions                     $          --     $        (8,322)
      Reallocation of Net Participants' Forfeitures (Note 7)               --                --
                                                                ---------------   ---------------
      Total Contributing Employers'  Contributions                         --              (8,322)
      Participants' Contributions                                        39,516             9,991
                                                                ---------------   ---------------
                      Total Contributions                                39,516             1,669
                                                                ---------------   ---------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan Corporation
           Common Stock                                                    --                --
      Interest                                                           27,638            38,571
      Other Dividends                                                      --                --
                                                                ---------------   ---------------
                     Total Investment Income                             27,638            38,571
                                                                ---------------   ---------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                                          (2,373,778)      423,373,564
      End of the Year                                                      --                --
                                                                ---------------   ---------------
      Change in Unrealized Appreciation (Depreciation)                2,373,778      (423,373,564)
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions                           301,797,101     1,028,366,295
      Cost of Investments Sold and Redeemed                         304,188,281       604,816,228
                                                                ---------------   ---------------
      Realized Net Gain (Loss) from Sales and Redemptions            (2,391,180)      423,550,067

                                                                ---------------   ---------------
Increase in Net Assets Available for Benefits Derived
      from Investment Activities                                         10,236           215,074
Participants' Withdrawals                                            (2,892,580)      (10,163,998)
Expenses                                                                   --                --
Transfer To Other Plans, Net (Note 16)                                     (413)          (11,354)
                                                                ---------------   ---------------

Net Change During the Year Before Interfund Transfers                (2,843,241)       (9,958,609)

Interfund Transfers, Net                                           (298,196,496)     (856,745,407)
                                                                ---------------   ---------------
Increase (Decrease) in Net Assets Available for Benefits           (301,039,737)     (866,704,016)
Net Assets Available for Benefits at Beginning of Year              301,039,737       866,704,016
                                                                ---------------   ---------------
Net Assets Available for Benefits at End of Year                $          --     $          --
                                                                ===============   ===============


  THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                       AND CERTAIN AFFILIATED COMPANIES

     Statements of Changes in Net Assets Available for Benefits, with Fund
                                  Information

                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                               FUND INFORMATION
                                                  -----------------------------------------------------------------------------
                                                     FUND E          FUND F          FUND M          FUND N          FUND X
                                                     ------          ------          ------          ------          ------
Contributions:
      Contributing Employers' Contributions       $        --     $        --     $        --     $        --     $        --
      Reallocation of Net Participants'
           Forfeitures (Note 7)                            --              --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
      Total Contributing Employers'
           Contributions                                   --              --              --              --              --
      Participants' Contributions                        14,257            --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
                      Total Contributions                14,257            --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                        --              --              --              --              --
      Interest                                              285             230             945             223           1,630
      Other Dividends                                      --              --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
                     Total Investment Income                285             230             945             223           1,630
                                                  -------------   -------------   -------------   -------------   -------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                           8,232,961            --              --              --         1,655,014
      End of the Year                                      --              --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
      Change in Unrealized Appreciation
           (Depreciation)                            (8,232,961)           --              --              --        (1,655,014)
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions            55,380,081      25,773,314       4,363,830         101,326       6,124,317
      Cost of Investments Sold and Redeemed          47,147,120      25,773,314       4,367,678         101,326       4,469,303
                                                  -------------   -------------   -------------   -------------   -------------
      Realized Net Gain (Loss) from Sales
           and Redemptions                            8,232,961            --            (3,848)           --         1,655,014

                                                  -------------   -------------   -------------   -------------   -------------
Increase in Net Assets Available for
           Benefits Derived
      from Investment Activities                            285             230          (2,903)            223           1,630
Participants' Withdrawals                              (517,514)       (479,849)       (121,270)        (64,338)        (58,663)
Expenses                                                   --              --              --              --              --
Transfer To Other Plans, Net (Note 16)                     --              --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------

Net Change During the Year Before Interfund
           Transfers                                   (502,972)       (479,619)       (124,173)        (64,115)        (57,033)

Interfund Transfers, Net                            (56,984,410)    (25,258,314)     (4,003,916)     (1,166,912)     (6,740,747)
                                                  -------------   -------------   -------------   -------------   -------------
Increase (Decrease) in Net Assets Available
           for Benefits                             (57,487,382)    (25,737,933)     (4,128,089)     (1,231,027)     (6,797,780)
Net Assets Available for Benefits at Beginning
           of Year                                   57,487,382      25,737,933       4,128,089       1,231,027       6,797,780
                                                  -------------   -------------   -------------   -------------   -------------
Net Assets Available for Benefits at End of Year  $        --     $        --     $        --     $        --     $        --
                                                  =============   =============   =============   =============   =============


                                                                                 FUND INFORMATION
                                                  ------------------------------------------------------------------------------
                                                      FUND Y          FUND Z           FUND 10         FUND 20         FUND 30
                                                      ------          ------           -------         -------         -------
Contributions:
      Contributing Employers' Contributions        $        --     $        --     $     (97,645)  $     (28,123)  $     (52,303)
      Reallocation of Net Participants'
           Forfeitures (Note 7)                             --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
      Total Contributing Employers'
           Contributions                                    --              --           (97,645)        (28,123)        (52,303)
      Participants' Contributions                           --              --            33,803             873             904
                                                   -------------   -------------   -------------   -------------   -------------
                      Total Contributions                   --              --           (63,842)        (27,250)        (51,399)
                                                   -------------   -------------   -------------   -------------   -------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                         --              --              --              --              --
      Interest                                            41,843          10,961          80,886           5,813          32,058
      Other Dividends                                       --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
                     Total Investment Income              41,843          10,961          80,886           5,813          32,058
                                                   -------------   -------------   -------------   -------------   -------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                           96,778,666            --              --          (635,742)       (374,180)
      End of the Year                                       --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------
      Change in Unrealized Appreciation
           (Depreciation)                            (96,778,666)           --              --           635,742         374,180
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions            236,256,729      15,365,356     247,001,634      56,148,750      57,125,283
      Cost of Investments Sold and Redeemed          139,478,063      15,364,756     247,001,634      56,850,117      57,538,088
                                                   -------------   -------------   -------------   -------------   -------------
      Realized Net Gain (Loss) from Sales
           and Redemptions                            96,778,666             600            --          (701,367)       (412,805)

                                                   -------------   -------------   -------------   -------------   -------------
Increase in Net Assets Available for
           Benefits Derived
      from Investment Activities                          41,843          11,561          80,886         (59,812)         (6,567)
Participants' Withdrawals                             (2,110,761)       (235,511)     (3,486,711)       (858,317)     (1,316,360)
Expenses                                                    --              --              --              --              --
Transfer To Other Plans, Net (Note 16)                      --              --              --              --              --
                                                   -------------   -------------   -------------   -------------   -------------

Net Change During the Year Before Interfund
           Transfers                                  (2,068,918)       (223,950)     (3,469,667)       (945,379)     (1,374,326)

Interfund Transfers, Net                            (303,799,488)    (13,906,727)   (227,133,893)    (55,870,776)    (95,946,266)
                                                   -------------   -------------   -------------   -------------   -------------
Increase (Decrease) in Net Assets Available
           for Benefits                             (305,868,406)    (14,130,677)   (230,603,560)    (56,816,155)    (97,320,592)
Net Assets Available for Benefits at Beginning
           of Year                                   305,868,406      14,130,677     230,603,560      56,816,155      97,320,592
                                                   -------------   -------------   -------------   -------------   -------------
Net Assets Available for Benefits at End of Year   $        --     $        --     $        --     $        --     $        --
                                                   =============   =============   =============   =============   =============


                                                                          FUND INFORMATION
                                                    -------------------------------------------------------------
                                                        FUND 40        FUND 50         FUND 60         FUND 70
                                                        -------        -------         -------         -------
Contributions:
      Contributing Employers' Contributions         $     (38,940)  $    (124,470)  $     (52,696)  $     (87,445)
      Reallocation of Net Participants'
           Forfeitures (Note 7)                              --              --              --              --
                                                    -------------   -------------   -------------   -------------
      Total Contributing Employers'
           Contributions                                  (38,940)       (124,470)        (52,696)        (87,445)
      Participants' Contributions                          90,610          60,439          20,330         271,339
                                                    -------------   -------------   -------------   -------------
                      Total Contributions                  51,670         (64,031)        (32,366)        183,894
                                                    -------------   -------------   -------------   -------------
Investment Activities:
Investment Income:
      Dividends from The Chase Manhattan
           Corporation Common Stock                          --              --              --              --
      Interest                                              6,386           3,893          27,610          26,631
      Other Dividends                                        --              --            (5,425)           --
                                                    -------------   -------------   -------------   -------------
                     Total Investment Income                6,386           3,893          22,185          26,631
                                                    -------------   -------------   -------------   -------------
Unrealized Net Appreciation (Depreciation)
      on Investments:
      Beginning of the Year                                  --        37,796,126          10,929     189,481,023
      End of the Year                                        --              --              --              --
                                                    -------------   -------------   -------------   -------------
      Change in Unrealized Appreciation
           (Depreciation)                                    --       (37,796,126)        (10,929)   (189,481,023)
Realized Net Gain (Loss):
      Proceeds from Sales and Redemptions             145,077,535     243,775,993      82,728,011     467,581,261
      Cost of Investments Sold and Redeemed           145,077,535     205,979,867      82,734,141     278,100,238
                                                    -------------   -------------   -------------   -------------
      Realized Net Gain (Loss) from Sales
           and Redemptions                                   --        37,796,126          (6,130)    189,481,023

                                                    -------------   -------------   -------------   -------------
Increase in Net Assets Available for
           Benefits Derived
      from Investment Activities                            6,386           3,893           5,126          26,631
Participants' Withdrawals                              (1,141,887)     (2,267,882)       (733,739)     (1,927,486)
Expenses                                                     --              --              --              --
Transfer To Other Plans, Net (Note 16)                       --              --              --              --
                                                    -------------   -------------   -------------   -------------

Net Change During the Year Before Interfund
           Transfers                                   (1,083,831)     (2,328,020)       (760,979)     (1,716,961)

Interfund Transfers, Net                             (143,365,722)   (246,966,040)    (76,086,747)   (371,957,338)
                                                    -------------   -------------   -------------   -------------
Increase (Decrease) in Net Assets Available
           for Benefits                              (144,449,553)   (249,294,060)    (76,847,726)   (373,674,299)
Net Assets Available for Benefits at Beginning
           of Year                                    144,449,553     249,294,060      76,847,726     373,674,299
                                                    -------------   -------------   -------------   -------------
Net Assets Available for Benefits at End of Year    $        --     $        --     $        --     $        --
                                                    =============   =============   =============   =============


  THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.       DESCRIPTION OF THE PLAN

         The 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies (the "Plan") resulted from the merger of The Thrift-Incentive Plan of The Chase Manhattan Bank, N.A. (the "Old Chase Thrift Plan") into the Savings Incentive Plan of Chemical Bank and Certain Affiliated Companies (the "Chemical Plan"). The Chemical Plan was amended and renamed the 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies effective January 1, 1997. All of the participants of the Chemical Plan and the Old Chase Thrift Plan had to make elections to transfer their account balances into new investment funds effective January 1, 1997. The following is brief description of the salient features of the Plan. Participants should refer to the plan document for a more complete description.

         The Plan enables eligible employees of The Chase Manhattan Bank (the "Bank") and certain affiliated companies thereof to accumulate a fund, the value of which is to be applied for their benefit upon retirement or earlier separation from service. Under the Plan, a participant may elect to have his or her eligible salary reduced on a pre-and/or post-tax basis by a specified percentage; the amount of such reduction is thereupon contributed on his or her behalf by the participant's contributing employer ("Contributing Employer") and allocated to such participant's account under the Plan. The Contributing Employer will make a matching contribution of 100% of the participant's pre-tax election up to 5% of the participant's eligible salary. Amounts contributed to a participant's account under the Plan by the participant and by his or her Contributing Employer are held in a Trust Fund (the "Trust Fund").

         Generally, each employee of a Contributing Employer is eligible to become a participant ("Participant") in the Plan upon completing one year of service. Generally, any employee who is employed on an hourly, occasional, casual, temporary, seasonal or retainer basis, or an individual who is on a foreign currency payroll, or any individual who would be deemed to be an employee of a Contributing Employer under the employee leasing provisions of
Section 414(n) of the Internal Revenue Code of 1986, as amended (the "Code"), is not eligible to participate in the Plan.

         The Plan, a defined contribution plan, complies with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan is designed to comply with Section 404(c) of ERISA and the regulations issued thereunder. As a result, the Plan's fiduciaries may be relieved of liability for losses that result from the Participants' investment decisions.


2.       INVESTMENT PROGRAM

         The net assets available for benefits of the Plan at December 31, 1998 are held in a Trust Fund administered by the Bank, as trustee (the "Trustee"), to be invested and distributed in accordance with the Plan and the Trust Agreement under which the Trust Fund has been established. As of December 31, 1998, the Trust Fund is comprised of ten investment funds which represent the authorized investments of the Plan. The description of funds' investments is as follows:

Short-Term Fixed Income Fund - Primarily short-term United States Government and Federal agency securities, certificates of deposit, commercial paper, bankers acceptances, short-term corporate bonds, municipal securities, floating rate securities and repurchase agreements. No security may have a maturity date greater than thirteen months from date of purchase and the weighted average maturity of the portfolio will not be more than 90 days.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


2.       INVESTMENT PROGRAM (CONTINUED)

Stable Value Fund - Primarily benefits responsive contracts issued by insurance companies providing for the repayment of principal and the crediting of interest for a fixed period of time. Assets can also be invested in bonds, debentures, notes or other evidences of indebtedness, shares of preferred stock and any other property the rate of return of which is fixed by the instruments evidencing the investments, including futures and other derivatives and interests in trust funds consisting of fixed income securities.

Intermediate Bond Fund - Primarily bonds, debentures, notes, asset backed securities or other evidences of indebtedness, both foreign and domestic, shares of preferred stock, insurance and bank contracts, repurchase agreements and any other property the rate of return of which is fixed by the instruments evidencing the investments, including futures and other derivatives and interests in trust funds consisting of fixed-income securities.

S&P 500 Index Fund - Primarily a collective trust fund managed by Barclays Global Investors, N.A. which invests in stocks comprising the Standard & Poor's 500 Stock Index.

Growth and Income Fund - Primarily the Institutional Shares of the Vista Growth and Income Select Fund, a mutual fund managed by the Bank, which generally invests at least 80% of its assets in common stocks.

Small Cap Equity Fund - Primarily the institutional shares of the Vista Small Cap Equity Fund, a mutual fund managed by the Bank, which invests in the common stocks of smaller companies (generally, those with market capitalizations under $1 billion at the time of investment).

International Equity Fund - Primarily an equity fund managed by Investment Advisers, Inc., which invests in securities of companies with market capitalizations in excess of $500 million located in Europe, Australia and the Far East. The fund may also invest in foreign currency contracts.

Chase Common Stock Fund - Primarily common stock of The Chase Manhattan Corporation (the "Corporation"). Shares of the Corporation's Common Stock acquired for the Plan may be purchased directly from the Corporation from its authorized but unissued shares of common stock, its treasury stock, on the open market at prevailing prices or by the exercise of subscription, conversion or other rights. The Trustee, at its discretion, may invest in certain temporary investments pending the purchase of the Corporation's Common Stock.

Loan Fund - Under a loan program, loans are granted from the Plan to eligible Participants as of a valuation date. This fund was established to account for all loan disbursements and repayments.

Frozen Fixed Income Fund (former Fund G of the Chemical Plan) - Primarily benefits responsive group annuity contracts, managed by Dwight Asset Management. Investment in this fund is limited to those individuals who had balances in this fund as of December 31, 1992. As the annuity contracts mature the funds held are then transferred to the current Stable Value Fund of the Plan.

         In accordance with Plan provisions, Participants may elect to allocate their account balances and contributions (in one percent multiples) among the aforementioned investment funds once each month during the Plan year. The changes become effective as of the first day of the month for the Participants' elections received on or before the last day of the prior month.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed in the preparation of the Plan's financial statements conform with generally accepted accounting principles. The following is a summary of the significant policies:

         INVESTMENT VALUATION

         The Plan values the underlying investments of the Trust Fund as follows:

         United States Government and government agency obligations and corporate debt instruments are valued at the last reported bid (quoted market) price. Guaranteed annuity contracts or group annuity contracts with insurance companies, which are benefits responsive, are carried at contract value (cost plus accrued income). Investments in mutual, commingled and group trust funds are valued at the per unit amounts reported by such funds, which approximates fair value. The Corporation's common stock is valued at the closing price reported on the composite tape of the New York Stock Exchange. Foreign securities are valued at the closing price reported of the major market on which the security is traded. Certificates of deposits, interest bearing & money market funds and loans to Participants are valued at cost, which approximates fair value.

         The Plan enters into transactions whereby securities are sold under agreements to repurchase those securities at an agreed upon price. Such agreements are carried at the purchase price which approximates fair value in the normal course. The market value of securities to be repurchased is monitored on a regular basis.

         Forward foreign currency contracts are valued at market forward rates obtained from independent market quotations and unrealized appreciation or depreciation is recorded. The Plan will realize a gain or loss upon the closing or settlement of the forward transaction.

         Exchange traded futures and options contracts are valued at market daily based upon the last reported sales price on the principal exchange on which the contract is traded with the resulting changes in contract value being recorded as realized net gain/loss.

         SECURITIES TRANSACTIONS

         Securities transactions are accounted for on a trade-date basis. Realized gains and losses are computed based on the average cost of securities sold. Dividend income is recorded on the ex-dividend date. Interest income is accounted for on the accrual basis. Participants with investments in the Corporation's common stock may receive distributions of shares. The realized gain or loss resulting from distributions in kind is based on the difference between the average cost and the value of the stock distributed on the Valuation Date of the distribution. Securities, cash and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the prevailing market rates in effect on the valuation date. Income and expenses are translated at the exchange rates prevailing at the date of the transaction.

         PARTICIPANTS' WITHDRAWALS

         Participants' withdrawals are recorded when paid. Participants' withdrawals requested but not yet paid are not included in the financial statements.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, changes therein and the disclosure of contingent assets and liabilities at the date the financial statements are prepared. Actual results could differ from those estimates.

         DIFFERENCES BETWEEN FINANCIAL STATEMENTS AND FORM 5500

         The Plan calculates realized gains and losses and unrealized appreciation (depreciation) as the difference between current market value and cost. Internal Revenue Service ("IRS") Form 5500 calculates realized gains and losses and unrealized appreciation (depreciation) as the difference between current market value and market value at the prior period year-end.

         The Plan does not reflect as liabilities amounts allocated to accounts of Participants who have elected to withdraw from the Plan but have not yet been paid. The Department of Labor, however, requires that these amounts be reported as a liability on Form 5500.

         The following is a reconciliation of net assets available for benefits as disclosed in the financial statements to the Form 5500:

                                                                           DECEMBER 31,
                                                                           ------------
                                                                       1998              1997
                                                                  --------------    --------------
Net assets available for benefits per the financial statements    $5,019,980,724    $4,182,827,889
Amounts allocated to withdrawing Participants                         22,356,453        17,006,375
                                                                  --------------    --------------
Net assets available for benefits per the Form 5500               $4,997,624,271    $4,165,821,514
                                                                  ==============    ==============



         The following is a reconciliation of benefits paid to Participants as disclosed in the financial statements to the Form 5500:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                  1998            1997
                                                              ------------    ------------
Benefits paid to Participants per the financial statements    $278,342,087    $270,798,978
Add: Amounts allocated to withdrawing Participants at
  end of year                                                   22,356,453      17,006,375
Less: Amounts allocated to withdrawing Participants at
  beginning of year                                             17,006,375      36,482,143
                                                              ------------    ------------
Benefits paid to Participants per the Form 5500               $283,692,165    $251,323,210
                                                              ============    ============

         Amounts allocated to withdrawing Participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

4.       INVESTMENTS

         Investments by the same issuer that represent five percent or more of the Plan's net assets available for benefits at December 31, 1998 and 1997 are as follows:

                                                              PRINCIPAL
                                                                AMOUNT,
                                                               NUMBER OF
                      DESCRIPTION                           SHARES OR UNITS      COST               FAIR VALUE
                      -----------                           ---------------      ----               ----------
INVESTMENTS AT FAIR VALUE:

AT DECEMBER 31, 1998:
---------------------
The Chase Manhattan Corporation Common Stock                   28,415,311    $1,334,593,421       $2,017,700,081
Barclays Global Investors Equity Index Fund                    18,777,660       433,692,234          715,267,135
Vista Small Cap Equity Fund                                    12,534,410       256,801,759          296,689,477
Vista Growth and Income Select Fund                            11,909,927       501,850,991          568,699,030

AT DECEMBER 31, 1997:
---------------------
The Chase Manhattan Corporation Common Stock                   13,185,744    $1,192,745,338       $1,443,838,968
Barclays Global Investors Equity Index Fund                    18,908,383       426,833,146          560,048,934
Vista Small Cap Equity Fund                                    13,416,137       272,735,873          308,571,140
Vista Growth and Income Fund                                   12,533,514       480,599,425          526,407,579



5.       INVESTMENTS IN OPTIONS, FUTURES  AND FOREIGN EXCHANGE CONTRACTS

         The Plan held investments in options and futures in the Intermediate Bond Fund and in foreign exchange contracts in the International Equity Fund. These investments are recorded in the schedule of assets available for plan benefits.

         Certain risks result from investing in foreign securities in the International Equity Fund that are in addition to the usual risks inherent in domestic investments. Such risks include future political, economic and currency exchange developments including investment restrictions and changes in foreign laws.

         FOREIGN CURRENCY CONTRACTS

         A foreign currency contract obligates one party to purchase and the other party to sell a specific currency at a set price on a future date. In order to hedge against foreign currency exchange rate risks on foreign currency denominated transactions and holdings or for investment purposes, the Plan may buy or sell foreign forward currency contracts.

         The Plan's risks include giving up the opportunity for profit in a hedge transaction and unanticipated movements in the value of a foreign currency relative to the U.S. dollar in transactions entered into for investment purposes. The Plan is also subject to the credit risk that the other party will not complete the obligation of the contract.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

5.       INVESTMENTS IN OPTIONS, FUTURES AND FOREIGN EXCHANGE CONTRACTS
         (CONTINUED)

         FOREIGN CURRENCY CONTRACTS (CONTINUED)

         The following represents foreign currency contracts at December 31, 1998 and 1997:

                                                        NOTIONAL OR
                          DESCRIPTION                 CONTRACT VALUE       FAIR VALUE
                          -----------                 --------------       ----------
AT DECEMBER 31, 1998:
Japanese Yen Forward Currency Contract
      JPY 917,954,391, Ex 3/02/99, Net Payable               --             (623,094)
Singapore Dollar Forward Currency Contract
      SGD 5,022,771, Ex 3/19/99,  Net Payable                --             (160,509)

AT DECEMBER 31, 1997:
Australian Dollar Spot Currency Contract
     AUD 81,556, Ex 1/02/98,  Net Receivable                 --                  450
British Pound Forward Currency Contract
     GBP 3,201,635,  Ex 1/09/98,  Net Payable                --              (92,780)
British Pound Forward Currency Contract
     GBP 1,490,291,  Ex  1/09/98, Net Receivable             --               23,353
Hong Kong Dollar Spot Currency Contract
     HKD 475,476,  Ex 1/02/98, Net Payable                   --                   (6)
Hong Kong Dollar Forward Currency Contract
     HKD 6,536,000, Ex 10/07/98,  Net Payable                --               (3,115)
Hong Kong Dollar Forward Currency Contract
     HKD 38,416,000, Ex 10/07/98, Net Receivable             --              133,653
Net Foreign Exchange Variation in the Value of
     Unsettled  Foreign Security Transactions                --               (2,689)


OPTIONS AND FUTURES

         By writing options, the Plan receives a premium and becomes obligated during the term of the option to purchase or sell securities at a set price if the option is exercised. By purchasing options, the Plan pays a premium to buy or sell a security at a set price during a future fixed period.

         Futures contracts are contracts for delayed delivery of securities or money market instruments in which the seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Upon entering into an options or futures contract, the Plan is required to deposit either cash or securities in an amount (initial margin) equal to a certain percentage of the contract value. Subsequent payments (variation margin) are made or received by the Plan each day.

         The Plan has the risk that the price volatility of the options and futures contract may not correlate with the prices of the portfolio securities. The Plan's activities in these contracts are conducted through regulated exchanges which do not result in counterparty credit risks since the exchanges assume the risk that a counterparty will not settle and generally require margin deposits of cash or securities as collateral to minimize potential credit risk. Liquidity risk may arise if there is insufficient trading activity on the options and futures exchange.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

INVESTMENTS IN OPTIONS, FUTURES AND FOREIGN EXCHANGE CONTRACTS  (CONTINUED)

OPTIONS AND FUTURES (CONTINUED)

         A further risk in buying an option is that the Plan pays a premium whether or not the option is exercised. The risk in writing a call option is that the Plan gives up the opportunity for profit if the market price of the security increases and the option is exercised. The risk in writing a put option is that the Plan may incur a loss if the market price of the security decreases and the option is exercised. Risks arise from the possible inability of counterparties to meet the term of the contracts and from movement in securities values and interest rates. The Plan also has the risk of not being able to enter into a closing transaction if a liquid secondary market does not exist.

The following represents the contracts held by the Plan as of December 31, 1998 and 1997:

                                                                     NOTIONAL OR
                          DESCRIPTION                              CONTRACT VALUE        FAIR VALUE
                          -----------                              --------------        ----------
AT DECEMBER 31, 1998:
Purchase Call Options Jan 99 Eurodollar Ex 1/15/99                       38,865            14,350
Purchase Call Options Mar 99 Eurodollar Ex 3/15/99                       78,074           130,625
Written Call Option US Treasury Bonds Ex 2/20/99                        (51,674)          (19,688)
Written Call Option US Treasury Bonds Ex 2/20/99                        (18,994)           (4,688)
Written Put Option US Treasury Bonds Ex 2/20/99                         (50,012)          (40,359)
Written Put Option US Treasury Bonds Ex 2/20/99                         (16,933)          (22,687)
Written Call Option Treasury Notes Ex 2/20/99                           (17,302)           (7,594)
US Treasury Bond  Futures Contracts Long Ex 3/99                        287,294                --
US Treasury Bond  Futures Contracts Short Ex 3/99                       (43,657)               --
10 year US Treasury Note Futures Contracts Short Ex 3/99               (107,813)               --
5 year US Treasury Note Futures Contracts Long Ex 3/99                  127,973                --
5 year US Treasury Note Futures Contracts Short Ex 3/99                  (3,533)               --

AT DECEMBER 31, 1997:
Purchase Call Options Eurodollar Ex 3/16/98                               5,445             6,738
Purchase Call Options Eurodollar Ex 6/15/98                              19,015            25,125
Written Put Option US Treasury Bonds Ex 2/20/98                         (19,004)          (12,187)
Written Put Option US Treasury Bonds Ex 2/20/98                         (20,445)           (7,500)
US Treasury Bond  Futures Long Ex 3/98                                   59,860                --
US Treasury Bond  Futures Short Ex 3/98                                 122,080                --
10 year US Treasury Note  Futures Short Ex 3/98                           2,170                --
5 year US Treasury Note  Futures Long  Ex 3/98                              142                --
5 year US Treasury Note  Futures Short Ex 3/98                           27,341                --

6.       CONTRIBUTIONS

         DEFERRED CONTRIBUTIONS AND VOLUNTARY CONTRIBUTIONS

         A Participant may elect to defer from 1% to 8% of such individual's Eligible Salary (as defined below) each pay period (in whole percentages) on a pre-tax basis and to have that amount contributed to the Plan by the Contributing Employer ("Deferred Contributions"). The maximum amount deferred for 1998 and 1997 Plan Years may not exceed the applicable statutory limit for calendar years 1998 and 1997. A Participant may contribute from 1% to 4% of Eligible Salary after applicable taxes ("Voluntary Contributions"), through payroll deductions. Amounts earned through the

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

6.       CONTRIBUTIONS  (CONTINUED)

         DEFERRED CONTRIBUTIONS AND VOLUNTARY CONTRIBUTIONS (CONTINUED)

investment of Deferred and Voluntary Contributions will not be taxed until they are distributed. Eligible Salary, in general, means basic compensation from a Contributing Employer for services rendered, including, to the extent applicable, amounts attributable to shift differentials and, for employees of certain affiliated companies, all or a portion of the amounts attributable to draw or commissions and overrides.

         COMPANY CONTRIBUTIONS


         Each Contributing Employer will, on behalf of each Participant in the Plan, make a matching contribution in an amount equal to 100% of the Participant's Deferred Contributions for each pay period up to 5% of the Participant's Eligible Salary ("Matching Contributions"). Of such amounts 50% will be invested in the Chase Common Stock Fund of the Plan, which will generally consist of common stock of the Corporation. The remaining Matching Contributions will be invested in the same manner as such Participants' Deferred Contributions and Voluntary Contributions. Upon attaining age 45 with 5 or more years of service, a Participant may direct 100% of the Matching Contributions made on his or her behalf by a Contributing Employer to be invested in the same manner as such Participant's Deferred Contributions.


7.       VESTING

         In general, Participants vest in Matching Contributions after three years of service. However, in connection with the merger of the Chemical Plan and the Old Chase Thrift Plan, eligible employees who had one year of service as of December 31, 1996 and who were employed by a Contributing Employer on January 1, 1997 became 100% vested in the value of Matching Contributions at January 1, 1997.

         Forfeited amounts reduce the future contributions with respect to the Matching Contributions of the Contributing Employer that originally made the contributions that were forfeited. Forfeitures that arise from contributions of a Contributing Employer that is no longer a Contributing Employer will reduce future contributions of the Bank.


8.       DISTRIBUTIONS

         WITHDRAWAL OF CONTRIBUTIONS

         Under the Plan, a Participant may withdraw in cash all or any portion of such Participant's vested account balance attributable to Voluntary Contributions or contributions rolled over, or transferred to the Plan from another qualified plan or an individual retirement account. In general an individual who was a participant in the Old Chase Thrift Plan may also withdraw all or any part of his or her nonforfeitable company contributions account balance under such plan as of December 31, 1996, subject to certain restrictions.

         If a Participant has withdrawn all amounts permissible under the preceding paragraph, the Participant may request to withdraw up to the remaining amount of such individual's vested account balance only upon attaining age 59 1/2 or for reasons of financial hardship; provided, however, that earnings realized after December 31, 1988 on Deferred Contributions and certain other deferred contributions under the Chemical Plan are not available for hardship withdrawal.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

8.       DISTRIBUTIONS (CONTINUED)

         PAYMENT OF VESTED BENEFITS

         When a Participant terminates employment with a Contributing Employer and is not then employed by a non-contributing affiliate of the Bank, the Participant will receive the vested benefits under the Plan. In the event of the death of the Participant, these fully vested benefits will be distributed to the Participant's spouse or, with the spouse's consent, to either a beneficiary, if the Participant has named one, or to such other beneficiary as may be specified in the Plan. If a valid beneficiary designation is not on record or if the named beneficiary predeceases the Participant or dies before distribution is made, such amounts will be distributed to the Estate. A Participant whose account balances under the Plan total more than $5,000 may elect to be paid in a lump-sum, or may defer distribution up to the time the Participant attains age 70 -1/2, or elects to be paid in quarterly or annual installments of at least $500 over a period not exceeding life expectancy. If no election is made by the time such individual has attained age 65, a distribution of benefits will be made in a lump sum distribution in cash as soon as administratively practicable after attaining age 65. If the Participant's vested account balance does not exceed $5,000, payment will be made in a lump-sum distribution as soon as practicable following termination of service, with or without the Participant's consent. Distributions not deferred will be made to the Participant, Participant's spouse or beneficiary following the first Valuation Date occurring on or after the termination or death, in each case, as soon as administratively practicable. Deferred distributions will be made following the first Valuation Date occurring on or after the deferred date elected, or as soon as administratively practicable.


9.       LOANS TO PARTICIPANTS (LOAN FUND)

         A Participant may borrow a portion of his/her account balance according to the terms of the Plan. The maximum aggregate amount of all loans to any Participant under the Plan is the lesser of $50,000 (reduced by the highest loan balance outstanding during the 12 month period preceding the date of the new loan) or 50% of the vested value of the Participant's account balance under the Plan (excluding the amount of any Voluntary Contributions). A Participant is limited to one loan per month with no more than six loans outstanding at any given time.



10.      NUMBERS OF PARTICIPANTS AND UNIT VALUES

         There were 54,483 Participants or former Participants in the Plan at December 31, 1998 and 51,879 Participants or former Participants in the Plan at December 31, 1997. Participants may elect more than one investment fund option for their Deferred Contributions and Voluntary Contributions and also, in certain circumstances, with respect to Matching Contributions. At December 31, 1998 and 1997, the number of Participants or former Participants in each Fund and Unit

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


10.      NUMBERS OF PARTICIPANTS AND UNIT VALUES (CONTINUED)

Values are as follows:

                                NUMBER OF PARTICIPANTS            UNIT VALUES
                                ----------------------            -----------
INVESTMENT FUND                  1998            1997          1998         1997
---------------                  ----            ----          ----         ----
Short-Term Fixed Income         11,370          14,857       $ 5.5983     $ 5.2902
Stable Value                    14,015          22,154         5.6944       5.3381
Intermediate Bond               10,551          13,137         5.9994       5.5646
S&P 500 Index                   26,119          31,341         8.5934       6.4781
Growth & Income                 25,535          32,054         7.5178       6.5372
Small Cap Equity                21,659          27,885         6.1494       5.9226
International Equity            14,415          19,406         5.8806       5.0471
Chase Common Stock              30,574          47,712        18.1254      13.6999
Frozen Fixed Income              1,827           2,048         7.0311       6.4538
Loan Fund                       16,772          16,843         1.0000       1.0000


11.      PLAN EXPENSES

         Unless paid by the Contributing Employers, the Trustee will pay the expenses of the Plan. The following expenses could be paid by the Plan: (a) taxes upon or with respect to the assets in the Trust Fund or income therefrom,
(b) brokerage costs, (c) other expenses in connection with the purchase and sale of property by the Trustee, (d) fees paid for asset management or record keeping and (e) certain overhead expenses directly attributable to the administration of the Plan.


12.      TAX STATUS AND FEDERAL INCOME TAXES

         The IRS has determined and informed the Bank, by a letter dated December 28, 1998, that the Plan is qualified and the Trust established under the Plan, as designed, is in compliance with the applicable requirements of the Code. Therefore, no provision for income taxes has been included in the Plan's financial statements. The Plan's administrator is not aware of any course of action or series of events which have occurred that might adversely affect the Plan's qualifying status.

         Participants are not taxed currently on Contributing Employer contributions or income earned by the Trust. When a Participant, or his or her beneficiary or estate, receives a distribution under the Plan such distribution may be taxable. The tax treatment of the value of such distribution depends on the event giving rise to the distribution and the method of distribution selected and the use of the proceeds.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


13.      TRUST FUNDS TRANSACTIONS WITH AFFILIATED PARTIES

         The following is a summary of transactions with parties affiliated with the Plan for the years ended December 31, 1998 and 1997:

                                                                                                  AGGREGATE PROCEEDS FROM
                                                                                                   SALES, REDEMPTIONS AND
                                                                             AGGREGATE COST          DISTRIBUTIONS TO
       FOR THE YEAR ENDED DECEMBER 31, 1998                                   OF PURCHASES              PARTICIPANTS
       ------------------------------------                                   ------------              ------------
       The Chase Manhattan Bank Domestic Liquidity Fund                       $757,184,549               $756,122,023

       The Chase Manhattan Corporation Common Stock                            207,299,493                 54,879,874

       The Chase Manhattan Bank Enhanced Cash Investment Fund                    1,350,634                  1,546,663

       Vista U.S. Government Money Market Fund                                 241,185,141                267,370,646

       Vista Growth and Income Select Fund                                     553,126,632                 52,600,000

       Vista Growth and Income Fund                                                     --                526,407,579

       Vista Small Cap Equity Fund                                              21,005,922                 41,805,922


       FOR THE YEAR ENDED DECEMBER 31, 1997
       ------------------------------------

       The Chase Manhattan Bank Domestic Liquidity Fund                     $1,481,146,390             $1,478,081,680

       The Chase Manhattan Corporation Common Stock                            685,638,594              1,491,615,043

       The Chase Manhattan Bank Enhanced Cash Investment Fund                   31,865,941                 73,547,230

       Vista U.S. Government Money Market Fund                                 267,783,073                240,904,923

       Vista Growth and Income Fund                                            487,020,234                304,832,971

       Vista Small Cap Equity Fund                                             228,471,626                 18,861,387


14.      INVESTMENTS IN GROUP ANNUITY CONTRACTS ISSUED BY INSURANCE COMPANIES

         Group Annuity Contracts with insurance companies held in the Stable Value Fund and Frozen Fixed Income are reported at the December 31, 1998 and 1997 contract value of $645,347,257 and $630,567,518 respectively. The projected fair value at December 31, 1998 and 1997 is $667,195,548 and $635,810,577
respectively, which is equal to the sum of the discounted values of all contracts. Each contract payment is projected based on the December 31, 1998 and 1997 contract value using the contractually guaranteed rate as well as the duration of each payment. The projected payments are then discounted using the December 31, 1998 and 1997 duration-matched swap rate, which approximates the appropriate discount rate, for each payment.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

14. INVESTMENTS IN GROUP ANNUITY CONTRACTS ISSUED BY INSURANCE COMPANIES (CONTINUED)

         Information with respect to Group Annuity Contracts with insurance companies is as follows:

                                                              STABLE            FROZEN FIXED
AT DECEMBER 31, 1998                     TOTAL              VALUE FUND           INCOME FUND
--------------------                     -----              ----------          ------------
Contract Value                        $645,347,257         $626,362,763          $18,984,494
                                      ============         ============          ===========
Projected Fair Value                  $667,195,548         $647,535,236          $19,660,312
                                      ============         ============          ===========
Crediting interest rate                                            6.65%                8.56%
Average yield for the year ended
    December 31, 1998                                              6.68%                8.86%

                                                           STABLE VALUE         FROZEN FIXED
AT DECEMBER 31, 1997                     TOTAL                 FUND              INCOME FUND
--------------------                     -----                 ----             ------------
Contract Value                        $630,567,518         $585,812,361          $44,755,157
                                      ============         ============          ===========
Projected Fair Value                  $635,810,577         $589,553,294          $46,257,283
                                      ============         ============          ===========
Crediting interest rate                                            6.75%                8.66%
Average yield for the year ended
    December 31, 1997                                              6.76%                8.68%

         The Stable Value Fund of the Plan had an investment of $7,638,978 and $6,956,166 at December 31, 1998 and 1997, respectively, in an insurance contract issued by Mutual Benefit Life. Due to the financial difficulties experienced by Mutual Benefit Life in July 1991, New Jersey State regulators assumed control of Mutual Benefit Life. The New Jersey courts approved a rehabilitation plan for Mutual Benefit Life and the Plan's management accepted a restructured contract which was assumed and reinsured by MBL Life Assurance Corporation on April 29, 1994. The contract was separated into two components; 80% was placed in a "wrapped" contract issued by a consortium of various insurance carriers, and 20% was placed in a "covered" contract guaranteed by New York State. Principal and interest will be paid out under the terms and conditions of the restructured contracts. The wrapped contract was repaid in June 1999 and the covered contract will be repaid in one installment on December 31, 1999. During 1998 and 1997, interest amounts of $682,812 and $485,397 respectively, were credited to the contracts. The amounts credited during 1998 were at an annual rate of 10.90% and 5.10% for the wrapped and covered contracts, respectively. The corresponding amounts credited in 1997 for the two contracts were at an annual rate of 9.75% and 5.10% respectively.



15.            ASSETS TRANSFERRED FROM THE PLAN TO OTHER PLANS DURING 1998

         During 1998, the Bank sold certain operations and, accordingly, assets with a total fair value of $74,491 were transferred from the Plan to the Mechanics Savings Bank 401(k) Plan.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


16.      ASSETS TRANSFERRED FROM THE PLAN TO OTHER PLANS DURING 1997

         During 1997, the Bank sold certain operations, accordingly, assets with a total fair value of $1,484,657 were transferred from the Plan to the Education First Marketing 401(k) Plan ($1,208,449), CIT Group Savings Plan ($156,424), Army National Bank Savings Plan ($107,256) and the First Data Corporation Savings Plan ($12,528).



17.      PLAN TERMINATION

         While there is no intent to do so, the Bank has the right to amend or terminate the Plan at any time. In the event of termination, the value of Participants' accounts will be paid in accordance with the provisions of the Plan and the provisions of ERISA.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                               PRINCIPAL AMOUNT OR
                                                                                  NUMBER OF UNITS          COST           FAIR VALUE
                                                                               ------------------          ----           ----------

SHORT-TERM FIXED INCOME FUND
----------------------------

CERTIFICATES OF DEPOSIT:
Deutsche Bank  AG  New York
   5.70%, due 04/06/99                                                                   1,500,000      $ 1,499,815      $ 1,499,815

First National Bank Chicago Ill
   5.75%, due 05/10/99                                                                   5,000,000        4,999,157        4,999,157
PNC Bank NA
   Floating, due 10/14/99                                                               10,000,000       10,000,000       10,000,000
Rabobank Nederland Institutional Certificate
   5.63%, due 03/24/99                                                                  10,000,000        9,997,814        9,997,814
Swiss Bank Corporation NY BRH Institutional Certificate
   5.75%, due 05/07/99                                                                   1,000,000          999,810          999,810
Swiss Bank Corporation
   5.64%, due 02/26/99                                                                   1,000,000          999,923          999,923
                                                                                                        -----------      -----------
       Total Certificates of Deposit                                                                    $28,496,519      $28,496,519
                                                                                                        -----------      -----------

UNITED STATES GOVERNMENT AND GOVERNMENT AGENCY OBLIGATIONS:

Federal Farm Credit Bank Consolidated Systemwide Discounted Note
    0.00%, due 3/12/99                                                                  11,000,000      $10,880,222      $10,880,222

Federal Home Loan Mortgage Corporation  Discounted Note
    0.00%, due 1/14/99                                                                  11,900,000       11,878,041       11,878,041
Federal National Mortgage Association Discounted Note
    0.00%, due 02/16/99                                                                 11,000,000       10,930,959       10,930,959
                                                                                                        -----------      -----------
       Total United States Government and Government Agency Obligations                                 $33,689,222      $33,689,222
                                                                                                        -----------      -----------
CORPORATE DEBT INSTRUMENTS:
American Express Centurion Bank
    Floating, due 05/11/99                                                              11,000,000      $11,000,000      $11,001,100

Archer Daniels Midland Company Discounted Note
    0.00%, due 3/05/99                                                                   5,000,000        4,955,813        4,955,813

Associates First Capital Corporation Puttable
    Floating, due 04/05/09                                                              11,000,000       11,000,000       10,997,140

Banco Nacional De Comerce Discounted Note
    0.00%, due 4/12/99                                                                  10,000,000        9,861,125        9,861,125

Cargill Inc. Discounted Note
    0.00%, due 03/05/99                                                                 10,000,000        9,911,975        9,911,975

Caterpillar Financial Services Corporation Bond
    Quarterly Floating, due 11/02/99                                                    10,000,000       10,000,000        9,991,400

Daimler Benz North America Corporation Discounted Note
    0.00%, due 2/25/99                                                                   3,000,000        2,975,153        2,975,153

Daimler Benz North America Corporation Discounted Note
    0.00%, due 4/27/99                                                                   3,000,000        2,954,277        2,954,277

Daimler Benz North America Corporation Discounted Note
    0.00%, due 5/03/99                                                                   3,000,000        2,949,472        2,949,472




                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                        PRINCIPAL AMOUNT OR
                                                                            NUMBER OF UNITS             COST             FAIR VALUE
                                                                         ------------------             ----             ----------
SHORT-TERM FIXED INCOME FUND (CONTINUED):
-----------------------------------------

CORPORATE DEBT INSTRUMENTS  (CONTINUED):
Deere John Capital Corporation Shelf 11
    6.00%, due 02/01/99                                                       $  5,000,000         $  5,006,000         $  5,002,500

Den Danske Corporation Discounted Note
    0.00%, due 04/01/99                                                          8,000,000            7,893,583            7,893,583

E.I. Du Pont Nemours & Company, Inc. Discounted Note
    0.00%, due 01/12/99                                                         10,000,000            9,983,867            9,983,867

General Electric Capital Corporation Discounted Note
    0.00%, due 5/03/99                                                           5,000,000            4,917,650            4,917,650

Goldman Sachs Group LP Medium Term Note
    Floating, due 1/12/00                                                       11,000,000           11,000,000           10,997,800

IBM Credit Corporation Medium Term Notes B Entry
    5.69%, due 03/09/99                                                          2,000,000            1,999,814            2,001,840

Merrill Lynch & Company Inc. Bond
    Floating, due 5/25/99                                                        5,000,000            5,011,700            4,997,200

Merrill Lynch & Company, Inc. Bond
    5.565%, due 2/16/99                                                          6,500,000            6,499,919            6,499,350
National Rural Utilities Coop. Financial Bond
    Floating, due 11/23/99                                                       5,000,000            5,000,000            5,001,500
Nationwide Building Society Discounted Note
    0.00%, due 3/15/99                                                           5,000,000            4,948,794            4,948,794
Norwest Corporation Medium Term Senior Note
    Floating, due 10/28/99                                                       3,000,000            3,000,000            2,997,660
Silver Tower US Funding LLC Discounted Note
    0.00%, due 2/16/99                                                           6,000,000            5,958,063            5,958,063
Toyota Motor Corporation Discounted Note
    0.00%, due 3/12/99                                                          11,500,000           11,392,666           11,392,666
Travelers Property CAS Corporation Series Notes
    Semi-Annual, 6.25%, due 10/01/99                                             5,000,000            5,048,050            5,024,100
Triple-A- One  Funding Corporation Discounted Note
    0.00%, due 2/18/99                                                           8,087,000            8,030,283            8,030,283

USAA Capital Corporation Discounted Note
    0.00%, due 1/22/99                                                           7,000,000            6,978,562            6,978,562

Walt Disney Company Discounted Note
    0.00%, due 02/19/99                                                          8,000,000            7,945,229            7,945,229

Walt Disney Company  Note
    5.50%, due 2/26/99                                                           3,000,000            3,002,370            3,001,320
                                                                                                    -----------          -----------
         Total Corporate Debt Instruments:                                                         $179,224,365         $179,169,422
                                                                                                    -----------          -----------
INTEREST BEARING & MONEY MARKET FUNDS:
Vista U.S. Government Money Market Fund ***                                        692,645             $692,645             $692,645
                                                                                                    -----------          -----------

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED

                           (IRS FORM 5500 - LINE 27a)

                                                                        PRINCIPAL AMOUNT OR
                                                                            NUMBER OF UNITS             COST             FAIR VALUE
                                                                         ------------------             ----             ----------
SHORT-TERM FIXED INCOME FUND (CONTINUED):
-----------------------------------------
OTHER INVESTMENTS:

Connecticut State Taxable Ref Series B Municipal Bond
    5.650%, due 8/02/99                                                                  5,000,000     $  4,998,665     $  5,025,360

New York City Prerefunded  Series C Municipal Bond
    9.750%, due 8/15/12                                                                  1,800,000        1,905,678        1,876,221
Repurchase Agreement With Greenwich Capital Securities
    5.20%, due 1/05/99                                                                  16,000,000       16,000,000       16,000,000
                                                                                                        -----------      -----------
        Total Other Investments:                                                                       $ 22,904,343     $ 22,901,581
                                                                                                       ------------     ------------
        Total Short-Term Fixed Income Fund                                                             $265,007,094     $264,949,389
                                                                                                       ============     ============

STABLE VALUE FUND
-----------------
GUARANTEED INVESTMENT CONTRACTS:
Allstate Life Insurance Company Group Annuity Contract
        #GA-5990, 6.81%, due in one installment on 12/16/02                             22,866,226     $ 22,866,226     $ 22,866,226

Allstate Life Insurance Company Group Annuity Contract
        #GA-6132, 5.58%, due on 3/31/03                                                 12,055,468       12,055,468       12,055,468

American International Life Insurance Company Group Annuity Contract #18232,
        7.09%, due in one installment on 9/20/01,
with annual interest payments beginning 9/20/95                                         26,497,872       26,497,872       26,497,872

American International Life Insurance Company Group Annuity
        Contract #18281,  6.81 %, due 12/16/02
        with annual interest payments beginning 12/15/98                                25,072,303       25,072,303       25,072,303

American International Life Insurance Company Group Annuity Contract #18252,
        5.81%, due in one installment on 6/15/02
        with annual interest payments beginning 6/15/97                                 10,312,693       10,312,693       10,312,693

Canada Life Insurance Company Group Annuity
        Contract #P45963, 6.90%, due 6/15/02                                            28,522,061       28,522,061       28,522,061

Canada Life Insurance Company Group Annuity
        Contract #P45964, 6.87%, due in two installments
        on 12/15/02 and 6/15/03                                                         22,742,816       22,742,816       22,742,816

Commonwealth Life Insurance Company Group Annuity
        Contract #ADA00814FR, 7.00% due 9/30/03                                         11,334,776       11,334,776       11,334,776

Commonwealth Life Insurance Company Group Annuity
        Contract #ADA00823FR, 6.48% due 9/30/03                                         11,114,421       11,114,421       11,114,421

Hartford Life Insurance Company Group Annuity Contract
        #9512-AA,6.68%, due in three installments
        on 1/1/99, 1/1/00 and 1/01/01                                                   18,819,794       18,819,794       18,819,794

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                                 PRINCIPAL AMOUNT OR                  FAIR VALUE OR
                                                                                     NUMBER OF UNITS      COST        CONTRACT VALUE
                                                                                 -------------------    -----------   --------------
STABLE VALUE FUND (CONTINUED):
------------------------------
GUARANTEED INVESTMENT CONTRACTS (CONTINUED):

Hartford Life Insurance Company Group Annuity Contract
        #30030, 7.75%, due 1/01/00                                                         10,812,871    $10,812,871    $10,812,871

John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7017-10001, 6.60%, due on 9/20/01                                         9,970,870      9,970,870      9,970,870

John Hancock Mutual Life Insurance Company Group Annuity
       Contract #7202-10000, 5.53%, due 6/15/01                                            23,771,626     23,771,626     23,771,626

John Hancock Mutual Life Insurance Company Group Annuity Contract
        #7202-10001, 5.53%, due in two installments, 50% of balance on 12/15/99
        and the remainder on 12/15/01                                                      15,448,129     15,448,129     15,448,129

John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7355-10000, 6.05%, due in two installments,
        50% of balance on 12/15/99
         and the remainder on 12/15/00                                                      9,789,577      9,789,577      9,789,577

John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7817-10000, 7.30%, due  on 6/15/00                                       12,845,558     12,845,558     12,845,558

John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7017-10000, 6.60%, due on 12/15/00                                       21,871,758     21,871,758     21,871,758

Metropolitan Life Insurance Company Group Annuity Contract
       #13523-069, 6.05%, due in two installments, 50% on
        12/15/99 and the remainder on 12/15/01                                             15,272,249     15,272,249     15,272,249

Metropolitan Life Insurance Company Group Annuity Contract
        #13428-069, 7.09%, due in one installment on 7/15/99                               12,086,625     12,086,625     12,086,625

Metropolitan Life Insurance Company Group Annuity Contract
       #13236-169, 7.35%, due on 1/1/99                                                    21,930,142     21,930,142     21,930,142

Metropolitan Life Insurance Company Group Annuity Contract
        #13887-069, 7.84%, due in one installment on 6/15/99                               16,194,741     16,194,741     16,194,741

Mutual Benefit Life Group Annuity Contract GA-64963
      "Wrapped"  Contract
       9.75%, due in one installments in June 1999                                          6,267,735      6,267,735      6,267,735

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                              PRINCIPAL AMOUNT OR                      FAIR VALUE OR
                                                                                  NUMBER OF UNITS        COST         CONTRACT VALUE
                                                                              -------------------    -----------      --------------
STABLE VALUE FUND (CONTINUED):
------------------------------

GUARANTEED INVESTMENT CONTRACTS (CONTINUED):

Mutual Benefit Life Group Annuity Contract GA-94963
      "Covered"  Contract
      5.10%, due in one  installments on 12/31/99                                      1,371,243      $  1,371,243      $  1,371,243

New York  Life Insurance Company Group Annuity Contract
        #30660-002, 6.72%, due on 12/15/00 & 6/15/03                                  40,117,830        40,117,830        40,117,830

New York  Life Insurance Company Group Annuity Contract
        #30660, 6.79%, due on 12/17/01                                                30,089,293        30,089,293        30,089,293

Principal  Life Insurance Company Group Annuity
        Contract #4-34795, 6.01%, due 12/15/03                                        41,739,601        41,739,601        41,739,601

Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-01, 5.83%, due in two installments, 50%
        of balance on 12/15/99 and the remainder on 12/15/01                          39,484,970        39,484,970        39,484,970

Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-03, 6.00%, due on 12/15/99 & 12/15/00                        9,896,391         9,896,391         9,896,391

Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-04, 8.21%, due on 6/15/00                                    5,482,035         5,482,035         5,482,035

Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-05, 6.40%, due on 6/15/00                                   18,714,726        18,714,726        18,714,726

Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-07, 6.30%, due on 6/15/02                                   20,710,601        20,710,601        20,710,601

Prudential Asset Management Company Group Annuity
        Contract #6687-212, 9.77%, due 1/1/00                                          5,281,774         5,281,774         5,281,774

TransAmerica Life Insurance Company Group Annuity
        Contract #51495, 6.40%, due 6/30/03                                           26,824,863        26,824,863        26,824,863

TransAmerica Life Insurance Company Group Annuity
        Contract #51495-01, 6.07%, due 12/15/03                                       21,049,125        21,049,125        21,049,125
                                                                                                      ------------      ------------
        Total Guaranteed Investments Contracts                                                        $626,362,763      $626,362,763
                                                                                                      ------------      ------------

INTEREST BEARING & MONEY MARKET FUNDS:
The Chase Manhattan Bank Domestic Liquidity Fund ***                                     285,686      $    285,686      $    285,686
                                                                                                      ------------      ------------
        Total  Stable Value Fund                                                                      $626,648,449      $626,648,449
                                                                                                      ============      ============




        Note: All interest rates are net of administrative service fees.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                           PRINCIPAL AMOUNT OR                        FAIR VALUE OR
                                                                               NUMBER OF UNITS        COST            CONTRACT VALUE
                                                                           -------------------       -----------      --------------
INTERMEDIATE BOND FUND
----------------------
UNITED STATES GOVERNMENT AND GOVERNMENT AGENCY OBLIGATIONS:

Federal Home Loan Mortgage Corporation
    PC Group #D09084,  8.00%, due 5/01/17                                            348,144         $   358,806         $   360,862

Federal Home Loan Mortgage Corporation TBA
    Gold SF 15 years Jan, 5.50%, due 1/15/49                                       7,560,000           7,453,977           7,465,500

Federal Home Loan Mortgage Corporation TBA
    Gold SF 30 years Jan, 7.50%, due 1/15/49                                       1,600,000           1,641,500           1,643,248

Federal National Mortgage Assn. Discounted Notes
     0.00%, due 2/17/99                                                              900,000             893,962             893,962

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #303323,  9.00%, due 11/01/21                                                    322,801             344,490             343,377

Federal National Mortgage Assn. Guaranteed Mortgage
    #403305,  7.00%, due 12/01/27                                                  1,533,854           1,537,629           1,564,531

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #250430,  6.00%, due 9/01/25                                                     564,198             535,957             557,321

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #303641,  6.00%, due 11/01/25                                                    439,745             417,723             434,798

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #305210,  6.00%, due 11/01/25                                                     40,036              38,030              39,573

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #319233,  6.00%, due 11/01/25                                                    720,301             684,229             711,520

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #320079,  6.00%, due 8/01/25                                                      69,520              66,039              68,672

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #320543,  6.00%, due 12/01/25                                                    383,742             364,522             379,064

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #324668,  6.00%, due 10/01/25                                                    732,297             695,629             723,370

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #326130,  6.00%, due 9/01/25                                                     244,571             232,326             241,590

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #326864,  6.00%, due 10/01/25                                                    313,193             297,511             309,375

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #328607,  6.00%, due 11/01/25                                                    694,440             659,664             685,975

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #329948,  6.00%, due 11/01/25                                                     71,523              67,942              70,651

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #330005,  6.00%, due 11/01/25                                                    104,921              99,667             103,642

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #332173,  6.00%, due 12/01/25                                                    841,457             799,313             831,200

Federal National Mortgage Assn. Pass Thru Certificate Pool
    #332911,  6.00%, due 12/01/25                                                    364,596             346,336             360,152

Federal National Mortgage Assn. TBA SF 30 years Jan
     6.00%, due 1/15/49                                                           10,800,000          10,654,526          10,659,924

Federal National Mortgage Assn. TBA SF 30 years Jan
     6.50%, due 1/15/49                                                            6,100,000           6,154,481           6,140,992

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                           PRINCIPAL AMOUNT OR                        FAIR VALUE OR
                                                                               NUMBER OF UNITS         COST           CONTRACT VALUE
                                                                           -------------------      -----------       --------------
INTERMEDIATE BOND FUND (CONTINUED):
-----------------------------------

UNITED STATES GOVERNMENT AND GOVERNMENT AGENCY OBLIGATIONS (CONTINUED):
Federal National Mortgage Assn. TBA SF 30 years Jan
     7.50%, due 1/15/49                                                            2,500,000          $2,570,313          $2,567,975

Government National Mortgage Assn. II Jumbo
     Floating,  due 7/20/22                                                        1,167,623           1,195,537           1,186,597

Government National Mortgage Assn. II Jumbo
     Floating,  due 10/20/22                                                         823,743             843,307             835,967

Government National Mortgage Assn. Pool # 446720
      6.50%, due 9/15/28                                                             992,145             990,912           1,002,067

Government National Mortgage Assn. Pool # 464834
      6.50%, due 9/15/28                                                             988,527             987,297             998,412

Government National Mortgage Assn. Pool # 780601
      7.00%, due 7/15/27                                                           3,641,881           3,701,061           3,727,210

Government National Mortgage Assn. Pool # 08076
     Floating,  due 11/20/22                                                       1,277,483           1,307,823           1,296,249

Government National Mortgage Assn. Pool # 416004
      7.00%, due 10/15/25                                                            781,348             797,708             799,655

Government National Mortgage Assn. Pool # 458848
      7.00%, due 2/15/28                                                             337,720             343,102             345,528

Government National Mortgage Assn. Pool # 484438
      6.50%, due 9/15/28                                                             595,121             594,381             601,072

Government National Mortgage Assn. Pool # 416805
      7.00%, due 12/15/25                                                            939,296             958,963             961,304

Government National Mortgage Assn. Pool # 484308
      6.50%, due 9/15/28                                                             987,457             986,234             997,332

Government National Mortgage Assn. I SF 30 years Jan
     6.00%, due 1/15/49                                                            7,300,000           7,248,594           7,236,125

Government National Mortgage Assn. I SF 30 years Jan
     6.50%, due 1/15/49                                                            6,600,000           6,668,031           6,667,056

Government National Mortgage Assn. I SF 30 years Jan
     7.00%, due 1/15/28                                                            6,400,000           6,539,938           6,548,032

Government National Mortgage Assn. I SF 30 years Jan
     7.50%, due 1/15/49                                                            3,300,000           3,403,125           3,402,102

United States Treasury Bond Stripped Principal
     0.00%, due 2/15/23                                                            1,640,000             463,303             440,110

United States Treasury Bond
     10.00%, due 5/15/10                                                             660,000             852,225             842,431

United States Treasury Bond
     Floating, due 4/15/28                                                         9,120,000           9,089,814           8,976,500

United States Treasury Bond
     5.50%, due 8/15/28                                                            2,200,000           2,291,823           2,302,784

United States Treasury Bond
     6.125%, due 11/15/27                                                            120,000             135,206             134,324

United States Treasury Bond
     6.375%, due 8/15/27                                                           5,276,000           5,977,353           6,064,076


                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                                 PRINCIPAL AMOUNT OR                  FAIR VALUE OR
                                                                                     NUMBER OF UNITS    COST          CONTRACT VALUE
                                                                                 -------------------  -----------     --------------
INTERMEDIATE BOND FUND (CONTINUED):
-----------------------------------

UNITED STATES GOVERNMENT AND GOVERNMENT AGENCY OBLIGATIONS (CONTINUED):

United States Treasury Note
    Floating, due 1/15/07                                                             10,260,000      $ 10,169,001      $ 10,271,058

United States Treasury Note
    Floating, due 1/15/08                                                              4,050,000         4,021,641         4,035,197

United States Treasury Note
    5.625%, due 12/31/02                                                               1,600,000         1,656,044         1,653,248

United States Treasury Note
    5.75%, due 10/31/02                                                                  100,000            99,656           103,594

United States Treasury Note
    6.50%, due 5/31/01                                                                 1,100,000         1,131,453         1,145,892
                                                                                                      ------------      ------------
       Total United States Government and Government Agency Obligations                               $109,368,104      $109,731,196
                                                                                                      ------------      ------------


CORPORATE DEBT INSTRUMENTS:
Advanta Mortgage Loan Trust 1998-1 Class A-1
    Floating, due 5/25/12                                                              1,669,096      $  1,669,096      $  1,667,677

Asset Securitization Corporation
    6.92%, due 2/14/29                                                                 1,376,458         1,380,544         1,443,821

Asset Securitization Corporation Commercial Mortgage
    7.40%, due 10/13/26                                                                  280,000           294,131           304,525

Boeing Company Debenture
    6.6250%, due 2/15/38                                                                 430,000           428,979           435,973

Brazos Student Financial Corporation Student Loan
    Floating, due 6/01/23                                                              1,300,000         1,300,000         1,264,859

British Aerospace Financial Inc. Guaranteed Bond
    7.50%, due 7/01/27                                                                 1,750,000         1,737,577         1,905,173

Comtel Brasileira Ltd. Secondary Note
    10.75%, due 9/26/04                                                                  400,000           372,422           314,000

Connecticut Light & Power Company
    7.875%, due 10/01/24                                                               1,000,000         1,022,070         1,037,400

Contimortage Home Equity Loan 1997-5
    Floating, due 10/15/12                                                             1,479,463         1,479,463         1,475,232

Continental Cablevision Inc. Senior Subordinate
    9.00%, due 9/01/28                                                                   900,000         1,014,210         1,064,502

Ford Motor Company Del Debenture
    6.625%, due 10/01/28                                                                  40,000            39,557            41,077

Ford Motor Company Del Debenture
    7.40%, due 11/01/46                                                                2,500,000         2,415,582         2,789,125

General Motors Bond
    6.75%, due 5/01/28                                                                   760,000           751,902           786,091

Green Tree Financial Corporation Series 1994-A
    Class A, 6.90%, due 2/15/04                                                        1,854,528         1,863,425         1,840,230

Keystone Owner Trust 1998-PI Asset
    Floating, due A45311/25/08                                                           612,472           612,453           611,706

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK

                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED

                           (IRS FORM 5500 - LINE 27a)

                                                                         PRINCIPAL AMOUNT OR                          FAIR VALUE OR
                                                                              NUMBER OF UNITS           COST          CONTRACT VALUE
                                                                           -------------------        -----------     --------------
INTERMEDIATE BOND FUND (CONTINUED):
-----------------------------------

CORPORATE DEBT INSTRUMENTS (CONTINUED):

Korea Electric Power Corporation Note
    6.375%, due 12/01/03                                                               460,000         $  405,592         $  392,049

Lehman Brothers Holdings Inc.
    6.50%, due 9/25/03                                                               2,000,000          1,987,323          2,018,580

Loews Corporation Senior Note
    7.625%, due 6/01/23                                                              2,200,000          2,115,167          2,219,976

Macerich Scg Funding Corporation Commercial Mortgage
    7.081%, due 3/15/06                                                              2,500,000          2,512,012          2,669,531

Master Financial Asset Securitization 1998-2
    Floating, due 9/20/09                                                            2,445,784          2,445,784          2,443,491

Master Financial Asset Securitization Trust
    6.50%, due 3/20/16                                                               1,900,000          1,899,907          1,922,610

Merrill Lynch Mortgage Investments Inc. Mortgage
    6.96%, due 11/21/28                                                              1,400,000          1,418,928          1,488,046

Nationscredit Home Equity Loan 1997-1
    6.50%, due 10/15/28                                                                642,135            641,910            645,145

News Amer, Inc., Senior Note
    6.75%, due 1/09/38                                                                 300,000            297,158            307,023

Niagara Mohawk Power Corporation Senior Note Series D
    7.25%, due 10/01/02                                                                700,000            696,502            707,868

Niagara Mohawk Power Corporation Senior Note Series G
    7.75%, due 10/01/08                                                                580,000            578,604            633,818

Nomura Asset Securities Corporation Commercial  Mortgage
    Pass Thru, 7.12%, due 4/13/36                                                    1,900,000          1,904,156          2,049,986

PDVSA Finance Ltd. Note
    7.50%, due 11/25/28                                                              1,500,000          1,420,891          1,272,135

Petroleos Mexicanos Global Guaranteed Note
    8.85%, due 9/15/07                                                               1,600,000          1,600,100          1,408,000

Petroliam Nasional Berhad Bond
    7.125%, due 10/18/06                                                               260,000            241,600            210,720

Petroliam Nasional Berhad Note
    7.125%, due 8/15/05                                                                310,000            256,556            241,940

Petroliam Nasional Berhad Note
    7.625%, due 10/15/26                                                               810,000            737,745            554,283

RJR Nabisco Inc. Note
    8.75%, due 8/15/05                                                               2,100,000          2,108,316          2,173,500

Salmon Brothers Mortgage Securities VII,  Inc., Mortgage
    Floating, due 3/30/28                                                            2,523,286          2,523,286          2,503,074

Seagram Joseph E. & Sons, Inc., Bond
    6.80%, due 12/15/08                                                                500,000            497,728            498,205

Seagram Joseph E. & Sons, Inc., Senior Note
    7.50%, due 12/15/18                                                              1,420,000          1,417,536          1,428,392

Seagram Joseph E. & Sons, Inc., Senior Note
    6.40%, due 12/15/03                                                                710,000            707,340            701,622

SLM Student Loan Trust Loan Backed Note Series
    Floating, due 4/25/06                                                            2,643,418          2,643,418          2,609,962

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                          PRINCIPAL AMOUNT OR                          FAIR VALUE OR
                                                                              NUMBER OF UNITS           COST          CONTRACT VALUE
                                                                           -------------------        -----------     --------------
INTERMEDIATE BOND FUND (CONTINUED):
-----------------------------------

CORPORATE DEBT INSTRUMENTS (CONTINUED):

SLM  Student Loan Trust Loan  Backed Note Series
    Floating, due 10/25/11                                                        700,000         $    700,219         $    676,375

Sprint Capital Corporation Bond
    6.125%, due 11/15/08                                                          500,000              499,635              510,915

TCI Communication Financial III Bond
    9.65%, due 3/31/27                                                          2,260,000            2,260,000            2,790,739

TCI Communication, Inc., Senior Note
    8.75%, due 8/01/15                                                            100,000              116,524              124,229

Time Warner Inc. Debenture
    9.15%, due 2/01/23                                                          3,000,000            3,296,160            3,963,390

Tokai Bond
    9.98%, due 12/29/49                                                         1,040,000              973,444              884,000

Zurich Cap Trust
    8.376%, due 6/01/37                                                         1,500,000            1,502,691            1,676,685
                                                                                                  ------------         -------------
         Total Corporate Debt Instruments                                                         $ 56,787,643         $ 58,707,680
                                                                                                  ------------         ------------
INTEREST BEARING & MONEY MARKET FUNDS:
The Chase Manhattan Bank Domestic Liquidity Fund ***                                  635         $        635         $        635
                                                                                                  ------------         ------------
OTHER INVESTMENTS:

Argentina  (Republic of) Government Bond
    Floating, due 3/31/05                                                       2,796,500         $  2,331,876         $  2,373,529

Federal Republic of Brazil Government Bond
    Floating, due 4/15/06                                                       1,334,400            1,128,982              871,964

Federal Republic of Brazil Government Bond
    8.00%, due 4/15/14                                                          1,954,849            1,662,286            1,168,022

Federal Republic of Brazil Government Bond
    8.00%, due 4/15/14                                                            423,943              270,374              251,822

Manitoba Province of Canada Bond Series EE
    9.50%, due 9/15/18                                                            820,000            1,129,107            1,140,620

Mexico (United Mexican States) Government Bond
    11.50%, due 5/15/26                                                         1,340,000            1,551,158            1,443,013

Russian Federation Bond
    12.75%, due 6/24/28                                                           400,000              394,892              120,000

Repurchase Agreement with Greenwich Capital Securities
    5.10%, due 1/04/99                                                         44,360,000           44,360,000           44,360,000

Purchase Call Option  Jan 99 Eurodollar Ex 1/15/99                                     82               38,865               14,350

Purchase Call Option Mar 99  Eurodollar Ex 3/15/99                                     95               78,074              130,625

Written Call Option US Treasury Bonds Ex 2/20/99                                      (63)             (51,674)             (19,688)

Written Call Option US Treasury Bonds Ex 2/20/99                                      (30)             (18,994)              (4,688)

Written Put Option US Treasury Bonds Ex 2/20/99                                       (63)             (50,012)             (40,359)

Written Put Option US Treasury Bonds Ex 2/20/99                                       (11)             (16,933)             (22,687)


                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                             PRINCIPAL AMOUNT OR                      FAIR VALUE OR
                                                                               NUMBER OF UNITS         COST           CONTRACT VALUE
                                                                                   OR SHARES
                                                                             -------------------   -----------        --------------

INTERMEDIATE BOND FUND (CONTINUED):
-----------------------------------
OTHER INVESTMENTS (CONTINUED):
Written Call Option US Treasury Notes Ex 2/20/99                                      (18)            ($17,302)             ($7,594)
US Treasury Bond Futures Contracts Long Ex 3/99                                       183              287,294                    0
US Treasury Bond Futures Contracts Short Ex 3/99                                      (29)             (43,657)                   0
10 year US Treasury Note Futures Contracts Short Ex 3/99                             (102)            (107,813)                   0
5 year US Treasury Note Futures Contracts Long Ex 3/99                                145              127,973                    0
5 year US Treasury Note Futures Contracts Short Ex 3/99                                (4)              (3,533)                   0
                                                                                                   -----------           ----------
         Total Other Investments                                                                   $53,050,963          $51,778,929
                                                                                                   -----------          -----------
          Total Intermediate Bond Fund                                                            $219,207,345         $220,218,440
                                                                                                  ============         ============





S&P 500 INDEX FUND
------------------
COLLECTIVE TRUST FUNDS:

Barclays Global Investors Equity  Index Fund                                    18,777,660         $433,692,234        $715,267,135


INTEREST BEARING & MONEY MARKET FUNDS:

The Chase Manhattan Bank Domestic Liquidity Fund ***                                78,924               78,924              78,924

Barclays Domiciled Money Market Fund                                                    10                   10                  10
                                                                                                   ------------        ------------
      Total Interest Bearing & Money Market Funds                                                  $     78,934        $     78,934
                                                                                                   ------------        ------------
      Total S & P 500 Index Fund                                                                   $433,771,168        $715,346,069
                                                                                                   ============        ============


GROWTH AND INCOME FUND
----------------------

REGISTERED INVESTMENT COMPANIES:

Vista  Growth and  Income Select Fund ***                                       11,909,927         $501,850,991        $568,699,030


INTEREST BEARING & MONEY MARKET FUNDS:

 The Chase Manhattan Bank Domestic Liquidity Fund ***                              103,718              103,718             103,718
                                                                                                   ------------        ------------

        Total Growth and Income Fund                                                               $501,954,709        $568,802,748
                                                                                                   ============        ============

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                             PRINCIPAL AMOUNT OR
                                                                                 NUMBER OF UNITS                      FAIR VALUE OR
                                                                                       OR SHARES      COST            CONTRACT VALUE
                                                                             -------------------   -----------        --------------
SMALL CAP EQUITY FUND
---------------------

REGISTERED INVESTMENT COMPANIES:
Vista Small Cap Equity Fund ***                                                 12,534,410         $256,801,759         $296,689,477

INTEREST BEARING & MONEY MARKET FUNDS:
The Chase Manhattan Bank Domestic Liquidity Fund ***                                82,454               82,454               82,454
                                                                                                   ------------         ------------
        Total Small Cap Equity Fund                                                                $256,884,213         $296,771,931
                                                                                                   ============         ============


INTERNATIONAL EQUITY FUND
-------------------------
FOREIGN COMMON STOCK:
     Australia:
          Boral                                                                  1,006,444         $  2,514,519         $  1,432,165
          Broken Hill Proprietary Company                                          548,156            5,502,443            4,040,991
          Commonwealth Bank of Australia                                           245,143            2,386,141            3,482,809
          M.I.M.  Holding, Ltd.                                                  4,261,014            5,944,738            1,881,746
     Belgium:
          C. M. B                                                                   15,600            1,123,532              697,044
     Finland:
         Fortum  Oyj                                                                99,080              644,360              606,603
         Orion-Yhtyma  Oyj                                                          65,450            1,638,539            1,582,150
         UPM-Kymmene Oyj                                                           174,740            4,535,296            4,900,465
      France:
         CNP Assurances                                                            102,312            2,989,191            3,109,930
         Danone                                                                     18,923            3,559,465            5,419,964
         Dexia France                                                               34,707            3,230,436            5,349,419
         Eridania Beghin-Say                                                        34,633            6,244,257            5,995,190
         Suez Lyonnaise Des Eaux                                                    29,321            2,668,485            6,025,694
     Germany:
         BASF AG                                                                    38,770            1,766,925            1,480,415
         Bayer AG                                                                   87,353            3,498,500            3,647,586
         BHF Bank                                                                   53,240            1,567,775            2,141,625
         Deutsche Bank AG                                                           16,130            1,303,595              949,538
         Deutsche Telekom AG                                                       132,390            3,305,248            4,355,784
         Veba AG                                                                    50,670            2,820,291            3,033,030
     Hong Kong:
         National Mutual Asia                                                      756,000              531,769              565,998
     Italy:
         Telecom Italia Spa                                                      1,067,438            5,949,835            6,732,431
     Japan:
         EISAI Company                                                             337,000            5,854,863            6,572,892
         Hitachi, Ltd.                                                             848,000            7,634,178            5,262,570
         Mazda Motor Corporation                                                   869,000            3,043,201            3,389,818
         Namco Limited                                                             125,600            4,153,916            2,527,665
         Nippon Telegraph & Telephone Corporation                                  872,000            4,838,776            4,878,090
         Nippon Yusen KK                                                         1,406,000            6,003,584            4,449,974
         Sekisui Chemical Company                                                  894,140            5,207,414            6,024,528

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31,
1998-CONTINUED

                           (IRS FORM 5500 - LINE 27a)

                                                                        PRINCIPAL AMOUNT OR
                                                                          NUMBER OF UNITS                            FAIR VALUE OR
                                                                            OR SHARES                COST            CONTRACT VALUE
                                                                        -------------------       -----------        --------------
INTERNATIONAL EQUITY FUND (CONTINUED):
--------------------------------------
FOREIGN COMMON STOCK (CONTINUED):
Netherlands:
    K.L.M. (Koninklijke Luchtvaart Mij)                                               85,960      $   2,534,233       $   2,601,670
New Zealand:
    Carter Holt Harvey Limited                                                     1,772,520          3,842,411           1,591,792
Portugal:
    Banco Pinto & Sottomayor SA                                                      166,626          2,150,083           3,159,162
    Brisa (Auto-Estradas De Portugal)                                                 82,004          3,850,354           4,827,113
Singapore:
    Singapore Airlines Limited                                                       584,240          3,757,279           4,284,536
    United Overseas Bank                                                             282,553          1,130,816           1,815,235
Spain:
    Fuerzas Electric De Cataluna SA                                                  194,414          1,832,877           2,243,315
    Iberdrola SA                                                                     269,432          3,451,605           5,048,458
Switzerland:
    Swatch Group                                                                       9,020          5,733,396           5,582,163
    Swisscom AG                                                                        5,761          1,467,492           2,411,808
United Kingdom:
     Blue Circle Industries                                                          568,310          3,356,536           2,931,217
     Britannic                                                                        77,990          1,635,396           1,697,257
     BTR                                                                           1,781,230          4,220,443           3,674,876
     Enterprise Oil                                                                  291,080          2,618,071           1,428,681
     Greenalls Group                                                                 485,392          3,152,109           2,576,228
     Rolls Royce                                                                     978,162          4,195,410           4,052,389
     Tomkins                                                                         640,347          2,947,437           3,020,434
     United Biscuits (Holdings)                                                      109,196            432,059             429,674
United States:
    Jardine Strategic Holdings                                                     1,516,947          5,482,790           2,199,573
                                                                                                  -------------       -------------
                Total Foreign Common Stock                                                        $ 158,252,069       $ 156,111,695
                                                                                                  -------------       -------------


OTHER INVESTMENTS:

     Japanese Yen Forward Currency Contracts Payable
           JPY 917,954,391 on 11/27/98 @ 121.1725 Ex 3/02/99                                       $           0          ($623,094)

     Singapore Dollar Forward Currency Contracts Payable
           SGD5,022,771 on 9/22/98 @1.7302 Ex 3/19/99                                                          0           (160,509)
                                                                                                   -------------      -------------
                    Total Other Investments (Net cost)                                             $           0          ($783,603)
                                                                                                   -------------      -------------
                     Total International Equity Fund                                               $ 158,252,069      $ 155,328,092
                                                                                                   =============      =============


                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT DECEMBER 31, 1998-CONTINUED
                           (IRS FORM 5500 - LINE 27a)

                                                                      PRINCIPAL AMOUNT OR
                                                                          NUMBER OF UNITS                             FAIR VALUE OR
                                                                             OR SHARES              COST              CONTRACT VALUE
                                                                       -------------------       -----------          --------------
CHASE COMMON STOCK FUND
-----------------------
The Chase Manhattan Corporation Common Stock ***                               28,415,311        $1,334,593,421       $2,017,700,081
                                                                                                 --------------       --------------
                     Total Chase Common Stock Fund                                               $1,334,593,421       $2,017,700,081
                                                                                                 ==============       ==============



LOAN FUND
---------
LOANS TO PLAN PARTICIPANTS:

Loans to Participants                                                              16,772*         $167,909,912         $167,909,912

INTEREST BEARING & MONEY MARKET FUNDS:

The Chase Manhattan Bank Domestic Liquidity Fund ***                            6,287,565             6,287,565            6,287,565
                                                                                                   ------------         ------------

                    Total Loan Fund                                                                $174,197,477         $174,197,477
                                                                                                   ============         ============



FROZEN FIXED INCOME FUND
------------------------
GUARANTEED INVESTMENT CONTRACTS:

Hartford Life Insurance Company Group Annuity Contract
          #9284, 7.75%**, due in two installments,

         40% on 1/1/99 and the remainder on 1/1/00                              8,875,312            $8,875,312           $8,875,312

Prudential Asset Management Company Group Annuity

        Contract #6687, 9.77%, due 1/1/00                                      10,109,182            10,109,182           10,109,182
                                                                                                   ------------          -----------
      Total Guaranteed Investment Contracts:                                                        $18,984,494          $18,984,494

INTEREST BEARING & MONEY MARKET FUNDS:

The Chase Manhattan Bank Domestic Liquidity Fund ***                               12,253               12,253                12,253
                                                                                                --------------        --------------
      Total Frozen Fixed Income Fund                                                               $18,996,747           $18,996,747
                                                                                                ==============        ==============


                     TOTAL INVESTMENTS                                                          $3,989,512,692        $5,058,959,423
                                                                                                ==============        ==============

         * Represents number of Participants with Loans outstanding.

        ** Interest rate is net of administrative service fees.

       *** Party-in-interest investments.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------
SHORT-TERM INVESTMENTS
Banque Nationale De Paris N.Y.                                          5.46%, 9/24/98, $11,000,000
Ford Credit Europe                                                      0.00%, 6/05/98, $10,000,000
Ford Motor Credit Company Discounted Note                               0.00%, 2/05/99, $11,000,000
General Motors Acceptance Corporation Discounted note                   0.00%, 7/10/98/ $8,000,000
International Lease Finance Corporation Discounted Note                 0.00%, 2/05/99, $11,900,000
Metlife Funding Inc. Discounted Note                                    0.00%, 1/28/99, $11,900,000
Tri Party Repo W/Greenwich Capital  Securities                          4.70%, 12/03/98, $32,500,000
Tri Party Repo W/Greenwich Capital  Securities                          4.53%, 11/25/98, $38,000,000
Tri Party Repo W/Greenwich Capital Securities                           4.65%, 12/04/99, $38,000,000
Tri Party Repo W/Greenwich Capital Securities                           4.72%, 12/04/99, $12,000,000
Triple-A-One Fund Discounted Note                                       0.00%, 10/20/98, $11,000,000

CORPORATE DEBT INSTRUMENTS
Boeing Company Debentures                                               6.625%, 2/15/38, $810,000
Goldman Sachs Group L.P. Medium Notes                                   11/12/99, $11,000,000
Goldman Sachs Group L.P.                                                5/11/99, $11,000,000
IBM Corporation                                                         6.5%, 1/15/28, $1,220,000
Sprint Capital Corporation                                              6.875%, 11/15/28, $ 1,650,000
US West Capital Funding Inc. Debenture                                  6.5%, 1/15/18, $580.000
Aesop Funding. II LLC 98-1 Rent Car                                     6.14%, 5/20/06, $2,000,000
Argentina Republic Bond                                                 11.375%, 1/30/17, $590,000
Goldman Sachs Group L.P. Medium Notes                                   8/13/99, $11,000,000
Goldman Sachs Group L.P. Medium Notes                                   12/14/99, $11,000,000
Goldman Sachs Group L.P. Medium Notes                                   9/14/99, $11,000,000
GS Mortgage Securities Corporation II Commercial Mortg Pass             6.562%, 4/13/31, $2,800,000
Korea Development Bank Bond                                             7.25%, 5/15/06, $ 470,000

                                                                        COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party                 Acquisitions            Dispositions
----------------------------------------------------                 ------------            ------------
SHORT-TERM INVESTMENTS
Banque Nationale De Paris N.Y.                                       $11,000,000             $11,000,000
Ford Credit Europe                                                     9,858,175               9,956,989
Ford Motor Credit Company Discounted Note                             10,813,290              10,915,789
General Motors Acceptance Corporation Discounted note                  7,963,333               7,986,889
International Lease Finance Corporation Discounted Note               11,800,536              11,802,400
Metlife Funding Inc. Discounted Note                                  11,812,337              11,814,965
Tri Party Repo W/Greenwich Capital  Securities                        32,500,000              32,500,000
Tri Party Repo W/Greenwich Capital  Securities                        38,000,000              38,000,000
Tri Party Repo W/Greenwich Capital Securities                         38,000,000              38,000,000
Tri Party Repo W/Greenwich Capital Securities                         12,000,000              12,006,293
Triple-A-One Fund Discounted Note                                     10,952,431              10,991,597

CORPORATE DEBT INSTRUMENTS
Boeing Company Debentures                                                808,056                 808,056
Goldman Sachs Group L.P. Medium Notes                                 11,000,000              11,000,000
Goldman Sachs Group L.P.                                              11,000,000              11,000,000
IBM Corporation                                                        1,210,777               1,185,200
Sprint Capital Corporation                                             1,647,294               1,702,998
US West Capital Funding Inc. Debenture                                   576,671                 592,801
Aesop Funding. II LLC 98-1 Rent Car                                    1,999,125               1,995,234
Argentina Republic Bond                                                  572,300                 579,749
Goldman Sachs Group L.P. Medium Notes                                 11,000,000              11,000,000
Goldman Sachs Group L.P. Medium Notes                                 11,000,000              11,000,000
Goldman Sachs Group L.P. Medium Notes                                 11,000,000              11,000,000
GS Mortgage Securities Corporation II Commercial Mortg Pass            2,828,000               2,877,438
Korea Development Bank Bond                                              386,382                 419,503

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------
CORPORATE DEBT INSTRUMENTS  (CONTINUED)
News America Inc. Note 144A                                             6.75%, 1/09/38, $300,000
Niagara Mohawk Power Corporation SR Note Ser B                          7.00%, 10/01/20, $650,000
SLM Student Loan Trust Loan Backed Note Ser 97-1                        01/25/10, $2,600,000
Vnesheconombank                                                         12/15/15,  $560,000

CORPORATE STOCK - COMMON
AEM                                                                     Italy, 19612
Banca Popolare Di Milano                                                Italy, 23557
Cable and Wireless Optus                                                Australia, 267120
Cookson Group                                                           United Kingdom, 375831
Michelin (Cie Gle Des Etabl.)                                           France, 86946
Paribas (Ex Banque Paribas)                                             France, 26010
Rhodia                                                                  France13604
Sears                                                                   United Kingdom, 254270
Sedgwick Group                                                          United Kingdom, 718330
Selfridges                                                              United Kingdom, 254270
Swire Pacific                                                           Hong Kong, 842000
Valmet Corporation                                                      Finland, 67779

GUARANTEED INVESTMENT CONTRACTS
John Hancock Mutual Life Insurance Company                              GIC - 5872-10001,  8,777,424

OTHER INVESTMENTS
-----------------
 STATE & MUNICIPAL SECURITIES:
Long Island Power Authority NY Electricity System                       5.125%, 12/01/22,  400,000

                                                                         COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party                  Acquisitions            Dispositions
----------------------------------------------------                  ------------            ------------
CORPORATE DEBT INSTRUMENTS  (CONTINUED)
News America Inc. Note 144A                                              297,120                 297,120
Niagara Mohawk Power Corporation SR Note Ser B                           648,837                 649,851
SLM Student Loan Trust Loan Backed Note Ser 97-1                       2,592,688               2,575,723
Vnesheconombank                                                          397,152                 347,755

CORPORATE STOCK - COMMON
AEM                                                                       18,580                  22,594
Banca Popolare Di Milano                                                 160,571                 184,961
Cable and Wireless Optus                                                 367,707                 454,826
Cookson Group                                                          1,225,666                 994,719
Michelin (Cie Gle Des Etabl.)                                          5,361,735               3,451,185
Paribas (Ex Banque Paribas)                                            1,813,521               1,625,100
Rhodia                                                                   316,344                 376,224
Sears                                                                  1,883,186                 832,771
Sedgwick Group                                                         1,834,034               2,440,972
Selfridges                                                             1,380,494                 865,352
Swire Pacific                                                          5,827,958               2,591,083
Valmet Corporation                                                       930,801               1,166,003

GUARANTEED INVESTMENT CONTRACTS
John Hancock Mutual Life Insurance Company                             8,777,424               8,777,424

OTHER INVESTMENTS
-----------------
 STATE & MUNICIPAL SECURITIES:
Long Island Power Authority NY Electricity System                        390,452                 395,692

;                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------

OTHER INVESTMENTS  (CONTINUED)
------------------------------
FOREIGN GOVERNMENT AND AGENCY SECURITIES ETC.:
Argentina Republic Bond                                                 5.75%, 3/31/23,  500,000
Argentina Republic Bond                                                 9.75%,  9/19/27,  1,000,000
Brazil (Federative Republic Of)                                         1/01/01,   2,616,700
Brazil (Federative Republic Of)                                         10.125%,   5/15/27,   460,000
Korea Republic of                                                       8.875%,   4/15/08,   2,130,000

Rights, Warrants etc.:
Banco Pinto & Sottomayor SA                                             Sub Rights 7/7/98, 163,904
Lafarge                                                                 New FRF, Sub Rights 8/4/98,  53,566.000
BCO Com Portugal                                                        Rights Ex:  4/27/98

PURCHASE OPTIONS:
Purchase Call December 98 Eurodollar Future                             Ex 12/14/98,    77.000
Purchase Call December 98 Eurodollar Future                             Ex 12/14/1998,   38.000
Purchase Call December 98 Eurodollar Future                             Ex 12/14/1998,   59.000
Purchase Call December 98 USA Treasury Notes                            Ex 11/21/1998,  32.000
Purchase Call December 98 USA Treasury Notes                            Ex 11/21/1998,  4.000
Purchase Call June 98 Eurodollar Future                                 Ex 6/15/1998, 29.000
Purchase Call June 98 USA Treasury Bonds                                Ex 6/18/1998, 28.000
Purchase Call June 98 USA Treasury Bonds                                Ex 5/16/1998, 23.000
Purchase Call Mar 98 Eurodollar                                         Ex 3/16/1998,28.000
Purchase Call Sep 98 USA Treasury Bonds                                 Ex 8/22/1998, 19.000
Purchase Call Sep 98 USA Treasury Bonds                                 Ex 8/22/1998, 63.000
Purchase Call Sep 98 USA Treasury Bonds                                 Ex 8/26/1998, 70.000
Purchase Call Sep 98 Eurodollar                                         Ex 7/10/1998, 49.000
Purchase Call Sep 98 Eurodollar                                         Ex 9/14/1998, 125.000
Purchase Call Sep 98 Eurodollar                                         Ex 9/14/1998,   9.000

                                                                   COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party            Acquisitions            Dispositions
----------------------------------------------------            ------------            ------------

OTHER INVESTMENTS  (CONTINUED)
------------------------------
FOREIGN GOVERNMENT AND AGENCY SECURITIES ETC.:
Argentina Republic Bond                                            373,438                 376,250
Argentina Republic Bond                                            936,100                 696,523
Brazil (Federative Republic Of)                                  2,404,092               2,499,754
Brazil (Federative Republic Of)                                    452,410                 451,030
Korea Republic of                                                2,043,694               1,993,148

Rights, Warrants etc.:
Banco Pinto & Sottomayor SA                                              -                       1
Lafarge                                                                  -                  50,528
BCO Com Portugal                                                         -                 190,523

PURCHASE OPTIONS:
Purchase Call December 98 Eurodollar Future                         28,140                       -
Purchase Call December 98 Eurodollar Future                         20,235                       -
Purchase Call December 98 Eurodollar Future                         25,955                       -
Purchase Call December 98 USA Treasury Notes                        18,740                 131,370
Purchase Call December 98 USA Treasury Notes                           905                   9,095
Purchase Call June 98 Eurodollar Future                              7,468                  16,095
Purchase Call June 98 USA Treasury Bonds                            10,132                     408
Purchase Call June 98 USA Treasury Bonds                            14,548                  16,718
Purchase Call Mar 98 Eurodollar                                      1,960                       -
Purchase Call Sep 98 USA Treasury Bonds                              6,080                       -
Purchase Call Sep 98 USA Treasury Bonds                             60,988                  54,028
Purchase Call Sep 98 USA Treasury Bonds                             22,838                       -
Purchase Call Sep 98 Eurodollar                                     52,430                       -
Purchase Call Sep 98 Eurodollar                                     33,800                  23,490
Purchase Call Sep 98 Eurodollar                                        405                       -

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
PURCHASE OPTIONS (CONTINUED):
Purchase Call Sep 98 Eurodollar                                         Ex 9/14/1998, 44.000
Purchase Put June 98 USA Treasury Bonds                                 Ex 6/20/1998, 21.000
Purchase Put Sep 98 USA Treasury Bonds                                  Ex 8/22/1998, 3.000
Purchase Put Sep 98 USA Treasury Bonds                                  Ex 7/25/1998, 19.000
Purchase Put Sep 98 USA Treasury Notes                                  Ex 8/20/1998, 13.000

FUTURES CONTRACTS:
Eurodollar-CME Futures  Long                                            Ex 12/31/1998, 371.000
Eurodollar-CME Futures  Short                                           Ex 12/31/1998, 68.000
Treasury Bonds-CBT Futures Long                                         Ex 12/31/1998, 88.000
Treasury Bonds-CBT Futures  Short                                       Ex 12/31/1998, 108.000
10 Year US Treasury Notes-CBT Futures  Short                            Ex 12/31/1998, 143.000
5 Year US Treasury Notes-CBT Futures Long                               Ex 12/31/1998, 349.000
5 Year US Treasury Notes-CBT Futures Short                              Ex 12/31/1998, 14.000
Eurodollar-CME Futures  Long                                            Ex 6/30/1998, 67.000
Muni Bond Index-CBT Futures Contracts Long                              Ex 6/30/1998, 21.000
Treasury Bonds-CBT Futures Long                                         Ex 6/30/1998, 35.000
Treasury Bonds-CBT Futures Short                                        Ex 6/30/1998, 23.000
10 Year US Treasury Notes-CBT Futures  Short                            Ex 6/30/1998, 62.000
5 Year US Treasury Notes-CBT Futures Long                               Ex 6/30/1998, 251.000
5 Year US Treasury Notes-CBT Futures Short                              Ex 6/30/1998, 99.000
Eurodollar-CME Futures  Long                                            Ex 3/31/1998, 11.000
10 Year US Treasury Notes-CBT Futures Long                              Ex 3/31/1998, 12.000
Eurodollar Futures  Short                                               Ex 9/30/1998, 85.000
Eurodollar-CME Futures  Long                                            Ex 9/30/1998, 158.00.
Treasury Bonds-CBT Futures  Short                                       Ex 9/30/1998, 44.000
10 Year US Treasury Notes-CBT Futures  Short                            Ex 9/30/1998, 121.000


                                                               COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party        Acquisitions            Dispositions
----------------------------------------------------        ------------            ------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
PURCHASE OPTIONS (CONTINUED):
Purchase Call Sep 98 Eurodollar                                 12,430                       -
Purchase Put June 98 USA Treasury Bonds                         20,220                       -
Purchase Put Sep 98 USA Treasury Bonds                             773                       -
Purchase Put Sep 98 USA Treasury Bonds                           6,674                  14,358
Purchase Put Sep 98 USA Treasury Notes                           2,941                       -

FUTURES CONTRACTS:
Eurodollar-CME Futures  Long                                         -                  82,057
Eurodollar-CME Futures  Short                                        -                  42,044
Treasury Bonds-CBT Futures Long                                      -                 (12,851)
Treasury Bonds-CBT Futures  Short                                    -                 (77,386)
10 Year US Treasury Notes-CBT Futures  Short                         -                (276,989)
5 Year US Treasury Notes-CBT Futures Long                            -                 394,930
5 Year US Treasury Notes-CBT Futures Short                           -                 (28,835)
Eurodollar-CME Futures  Long                                         -                   9,966
Muni Bond Index-CBT Futures Contracts Long                           -                  63,718
Treasury Bonds-CBT Futures Long                                      -                 (49,088)
Treasury Bonds-CBT Futures Short                                     -                 (37,345)
10 Year US Treasury Notes-CBT Futures  Short                         -                 (90,024)
5 Year US Treasury Notes-CBT Futures Long                            -                  68,063
5 Year US Treasury Notes-CBT Futures Short                           -                 (47,118)
Eurodollar-CME Futures  Long                                         -                   8,619
10 Year US Treasury Notes-CBT Futures Long                           -                  19,883
Eurodollar Futures  Short                                            -                   7,331
Eurodollar-CME Futures  Long                                         -                  76,088
Treasury Bonds-CGT Futures  Short                                    -                (102,316)
10 Year US Treasury Notes-CBT Futures  Short                         -                (416,409)

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
FUTURES CONTRACTS (CONTINUED):
5 Year US Treasury Notes-CBT Futures Long                               Ex 9/30/1998, 333.000
5 Year US Treasury Notes-CBT Futures Short                              Ex 9/30/1998, 45.000

WRITTEN OPTIONS:
Argentina FRB Call Options                                              Ex 10/16/98,   500.000
Brazil c Bond Call Options                                              Ex 10/08/98,  720.000
Brazil c Bond Call Options                                              Ex 10/08/98,   940.000
Written Call Eurodollar Futures Options                                 Ex 12/14/1998, 38.000
Written Call USA Treasury Bonds Options                                 Ex 9/19/1998, 22.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 27.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 24.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 19.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 22.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 25.000
Written Call USA Treasury Bonds Options                                 Ex 11/21/1998, 24.000
Written Call USA Treasury Notes Options                                 Ex 11/21/1998, 20.000
Written Call USA Treasury Notes Options                                 Ex 11/21/1998, 24.000
Written Call Eurodollar Futures Options                                 Ex 6/15/1998, 55.000
Written Call USA Treasury Bonds Options                                 Ex 5/16/1998, 34.000
Written Call USA Treasury Bonds Options                                 Ex 3/21/1998, 23.000
Written Call USA Treasury Bonds Options                                 Ex 4/18/1998, 44.000
Written Call USA Treasury Bonds Options                                 Ex 5/16/1998, 100.000
Written Call USA Treasury Bonds Options                                 Ex 5/16/1998, 30.000
Written Call USA Treasury Bonds Options                                 Ex 5/16/1998, 1.000
Written Call USA Treasury Bonds Options                                 Ex 5/16/1998, 83.000
Written Call USA Treasury Bonds Options                                 Ex 2/21/1998, 56.000
Written Call USA Treasury Bonds Options                                 Ex 2/21/1998, 53.000

                                                                   COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party            Acquisitions            Dispositions
----------------------------------------------------            ------------            ------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
FUTURES CONTRACTS (CONTINUED):
5 Year US Treasury Notes-CBT Futures Long                                -                 512,122
5 Year US Treasury Notes-CBT Futures Short                               -                 (39,128)

WRITTEN OPTIONS:
Argentina FRB Call Options                                         (10,735)                      -
Brazil c Bond Call Options                                         (19,700)                      -
Brazil c Bond Call Options                                         (27,705)                      -
Written Call Eurodollar Futures Options                            (14,915)                      -
Written Call USA Treasury Bonds Options                             (8,429)                      -
Written Call USA Treasury Bonds Options                            (11,610)                      -
Written Call USA Treasury Bonds Options                            (12,195)                (75,727)
Written Call USA Treasury Bonds Options                            (18,920)                (41,408)
Written Call USA Treasury Bonds Options                            (16,679)                (32,415)
Written Call USA Treasury Bonds Options                            (12,313)                 (8,391)
Written Call USA Treasury Bonds Options                            (14,445)                 (5,055)
Written Call USA Treasury Notes Options                            (13,288)                 (5,775)
Written Call USA Treasury Notes Options                             (6,945)                      -
Written Call Eurodollar Futures Options                            (16,338)                 (1,788)
Written Call USA Treasury Bonds Options                            (33,386)                (18,490)
Written Call USA Treasury Bonds Options                            (18,374)                 (8,438)
Written Call USA Treasury Bonds Options                            (21,670)                 (9,955)
Written Call USA Treasury Bonds Options                            (35,188)                 (5,275)
Written Call USA Treasury Bonds Options                            (15,713)                 (1,147)
Written Call USA Treasury Bonds Options                               (336)                    (20)
Written Call USA Treasury Bonds Options                            (61,440)                 (5,513)
Written Call USA Treasury Bonds Options                            (34,674)                (18,826)
Written Call USA Treasury Bonds Options                            (32,150)                (12,520)

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------

OTHER INVESTMENTS  (CONTINUED)
------------------------------
WRITTEN OPTIONS (CONTINUED):
Written Call USA Treasury Bonds Options                                 Ex 2/21/1998, 23.000
Written Call USA Treasury Bonds Options                                 Ex 2/21/1998, 16.000
Written Call Eurodollar Futures Options                                 Ex 3/15/1999, 39.000
Written Call USA Treasury Bonds Options                                 Ex 3/25/1999, 44.000
Written Call USA Treasury Bonds Options                                 Ex 2/20/1999, 20.000
Written Call USA Treasury Bonds Options                                 Ex 2/20/1999, 24.000
Written Call USA Treasury Bonds Options                                 Ex 8/22/1998, 59.000
Written Call USA Treasury Bonds Options                                 Ex 8/22/1998, 16.000
Written Call USA Treasury Bonds Options                                 Ex 8/22/1998, 40.000
Written Call USA Treasury Bonds Options                                 Ex 7/25/1998, 13.000
Written Call USA Treasury Bonds Options                                 Ex 8/22/1998, 42.000
Written Call USA Treasury Bonds Options                                 Ex 9/19/1998, 22.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 19.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 39.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 208.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 66.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 50.000
Written Put USA Treasury Bonds Options                                  Ex 11/21/1998, 69.000
Written Put USA Treasury Bonds Options                                  Ex 5/16/1998, 24.000
Written Put USA Treasury Bonds Options                                  Ex 4/18/1998, 5.000
Written Put USA Treasury Bonds Options                                  Ex 5/16/1998, 1.000
Written Put USA Treasury Bonds Options                                  Ex 2/21/1998, 25.000
Written Put USA Treasury Bonds Options                                  Ex 1/24/1998, 11.000
Written Put USA Treasury Bonds Options                                  Ex 3/21/1998, 54.000
Written Put USA Treasury Bonds Options                                  Ex 2/20/1999, 88.000
Written Put USA Treasury Bonds Options                                  Ex 3/15/1999, 52.000
Written Put USA Treasury Bonds Options                                  Ex 10/24/1998, 8.000


                                                                  COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party           Acquisitions            Dispositions
----------------------------------------------------           ------------            ------------

OTHER INVESTMENTS  (CONTINUED)
------------------------------
WRITTEN OPTIONS (CONTINUED):
Written Call USA Treasury Bonds Options                           (15,999)                 (1,969)
Written Call USA Treasury Bonds Options                            (9,880)                   (870)
Written Call Eurodollar Futures Options                           (13,695)                 (3,705)
Written Call USA Treasury Bonds Options                           (25,170)                (32,449)
Written Call USA Treasury Bonds Options                           (20,475)                (13,900)
Written Call USA Treasury Bonds Options                           (21,945)                 (8,055)
Written Call USA Treasury Bonds Options                           (50,714)                (41,115)
Written Call USA Treasury Bonds Options                           (16,989)                      -
Written Call USA Treasury Bonds Options                           (19,075)                (20,925)
Written Call USA Treasury Bonds Options                            (3,965)                   (910)
Written Call USA Treasury Bonds Options                           (32,498)                 (6,221)
Written Call USA Treasury Bonds Options                           (11,179)                 (1,884)
Written Put USA Treasury Bonds Options                            (14,701)                 (2,518)
Written Put USA Treasury Bonds Options                            (38,911)                (21,058)
Written Put USA Treasury Bonds Options                           (148,351)                (64,716)
Written Put USA Treasury Bonds Options                            (32,771)                (11,620)
Written Put USA Treasury Bonds Options                            (19,157)                      -
Written Put USA Treasury Bonds Options                            (44,764)                      -
Written Put USA Treasury Bonds Options                             (3,945)                 (5,430)
Written Put USA Treasury Bonds Options                             (2,072)                 (3,163)
Written Put USA Treasury Bonds Options                               (274)                   (226)
Written Put USA Treasury Bonds Options                            (12,453)                      -
Written Put USA Treasury Bonds Options                             (5,589)                      -
Written Put USA Treasury Bonds Options                            (35,455)                (16,305)
Written Put USA Treasury Bonds Options                            (55,372)                 (2,018)
Written Put USA Treasury Bonds Options                            (58,110)                (17,453)
Written Put USA Treasury Bonds Options                             (3,190)                       -

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

            SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES THAT WERE
               BOTH ACQUIRED AND DISPOSED OF WITHIN THE PLAN YEAR
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27a)

                                                                DESCRIPTION OF INVESTMENT, INCLUDING MATURITY DATE,
Identity of Issue, Borrower, Lessor or Similar Party            Rate of Interest, Collateral, Par or Maturity Value
----------------------------------------------------            ---------------------------------------------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
WRITTEN OPTIONS (CONTINUED):
Written Put USA Treasury Notes Options                                  Ex 10/24/1998, 20.000
Written Put USA Treasury Bonds Options                                  Ex 9/19/1998, 22.000
Written Put USA Treasury Bonds Options                                  Ex 8/20/1998, 13.000
Written Put USA Treasury Bonds Options                                  Ex 7/25/1998, 16.000
Written Put USA Treasury Bonds Options                                  Ex 7/25/1998, 13.000
Written Put USA Treasury Bonds Options                                  Ex 8/22/1998, 19.000
Written Put USA Treasury Bonds Options                                  Ex 7/25/1998, 21.000
Written Put USA Treasury Bonds Options                                  Ex 5/25/1998, 24.000

SECURITIES SOLD SHORT:
Federal National Mortgage Association Pass Thru
     Certificate Pool                                                   7.00%, 10/01/29, 200,000.000
Government National Mortgage Association TBA
     Single Family 30 years                                             7.00%, 2/15/28, 4,100,000.000

                                                                 COST OF               PROCEEDS OF
Identity of Issue, Borrower, Lessor or Similar Party          Acquisitions            Dispositions
----------------------------------------------------          ------------            ------------
OTHER INVESTMENTS  (CONTINUED)
------------------------------
WRITTEN OPTIONS (CONTINUED):
Written Put USA Treasury Notes Options                            (4,850)                      -
Written Put USA Treasury Bonds Options                            (8,429)                      -
Written Put USA Treasury Bonds Options                            (2,543)                      -
Written Put USA Treasury Bonds Options                            (8,130)                 (1,979)
Written Put USA Treasury Bonds Options                            (4,168)                      -
Written Put USA Treasury Bonds Options                            (6,389)                 (4,893)
Written Put USA Treasury Bonds Options                           (10,343)                (11,314)
Written Put USA Treasury Bonds Options                           (11,070)                (12,180)

SECURITIES SOLD SHORT:
Federal National Mortgage Association Pass Thru
     Certificate Pool                                           (203,859)               (203,859)
Government National Mortgage Association TBA
     Single Family 30 years                                   (4,169,828)             (4,170,789)

                 401(K) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                SCHEDULE OF FIVE PERCENT REPORTABLE TRANSACTIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           (IRS FORM 5500 - LINE 27D)

                                                                ACQUISITIONS                        DISPOSITIONS
                                                           ---------------------  -------------------------------------------------
                         DESCRIPTION OF ASSETS             NUMBER       COST      NUMBER    PROCEEDS        COST      REALIZED GAIN
                         ---------------------             ------       ----      ------    --------        ----      -------------
SINGLE TRANSACTIONS UNDER SECTION 2520, 103-6 (c)(1)(i)
-------------------------------------------------------
Vista Growth and Income Fund                                                          1   $526,407,579  $480,599,425   $45,808,154
Vista Growth and Income Select Fund                            1    $526,407,579

SERIES TRANSACTIONS UNDER SECTION 2520, 103-6 (c)(1)(ii)
--------------------------------------------------------
The Chase Manhattan Corporation Common Stock                  49     207,299,493     12     54,879,874    42,016,330    12,863,544
The Chase Bank Domestic Liquidity  Fund                      723     757,184,549    550    756,122,023   756,122,023            --
Vista Growth and Income Select Fund                           22     553,126,632     11     52,600,000    51,275,641     1,324,359
Vista Growth and Income Fund                                                          1    526,407,579   480,599,425    45,808,154
Vista U. S.  Government Money Market Fund                    151     241,185,141     90    267,370,646   267,370,646            --


Note the threshold for reporting transactions under Department of Labor provisions is five percent of the fair value of the Plan's assets at the beginning of the year of $4,182,827,889. This amount for the year ended December 31, 1998 is $209,141,395.

                                                EXHIBIT INDEX

EXHIBIT NO.                 EXHIBIT                                     PAGE
-----------                 -------                                     ----

    23                      Consent of Independent Auditors              47

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.






                                     THE CHASE MANHATTAN CORPORATION


                                      By:        /S/  Joseph L. Sclafani
                                             -------------------------------
                                                    Joseph L. Sclafani
                                             The Chase Manhattan Corporation
                                                        Controller
                                              (Principal Accounting Officer)

Date: June 25, 1999