Form 10-Q
period 1999-06-30
CHASE MANHATTAN CORP /DE/
filed 1999-08-16
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1999              COMMISSION FILE NUMBER 1-5805


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



                                                               YES.X..    NO....


COMMON STOCK, $1 PAR VALUE                                          832,389,214


     NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
                            STOCK ON JULY 31, 1999.

                                 FORM 10-Q INDEX






PART I - FINANCIAL INFORMATION                                                                                    Page
Item 1           Financial Statements - The Chase Manhattan Corporation:

                    Consolidated Balance Sheet at June 30, 1999 and
                    December 31, 1998.                                                                              3

                    Consolidated Statement of Income for three and six months
                    ended June 30, 1999 and June 30, 1998.                                                          4

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    six months ended June 30, 1999 and June 30, 1998.                                               5

                    Consolidated Statement of Cash Flows for the six months
                    ended June 30, 1999 and June 30, 1998.                                                          6

                 Notes to Consolidated Financial Statements.                                                     7-11


Item 2        Management's Discussion and Analysis of Financial Condition and Results of
              Operations.                                                                                       12-39

                 Glossary of Terms.                                                                                40

PART II - OTHER INFORMATION

Item 1           Legal Proceedings.                                                                                41

Item 2           Sales of Unregistered Common Stock.                                                               41

Item 4           Submission of Matters to a Vote of Security Holders                                               42

Item 6           Exhibits and Reports on Form 8-K.                                                                 43

Part I
Item 1.

                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                JUNE 30,        December 31,
                                                                                  1999              1998
                                                                                  ----              ----
ASSETS
Cash and Due from Banks                                                        $  16,037         $  17,068
Deposits with Banks                                                                5,851             7,212
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                                               28,052            18,487
Trading Assets:
  Debt and Equity Instruments                                                     26,232            24,844
  Risk Management Instruments                                                     25,115            32,848
Securities:
     Available-for-Sale                                                           48,098            62,803
     Held-to-Maturity (Market Value: $1,093 at June 30, 1999 and
        $1,703 at December 31, 1998)                                               1,092             1,687
Loans (Net of Allowance for Loan Losses of $3,554 in 1999
         and $3,552 in 1998)                                                     171,487           169,202
Premises and Equipment                                                             4,185             4,055
Due from Customers on Acceptances                                                    914             1,223
Accrued Interest Receivable                                                        2,103             2,316
Other Assets                                                                      27,702            24,130
                                                                               ---------         ---------
    TOTAL ASSETS                                                               $ 356,868         $ 365,875
                                                                               =========         =========
LIABILITIES
Deposits:
 Domestic:
    Noninterest-Bearing                                                        $  49,874         $  47,541
    Interest-Bearing                                                              81,068            85,886
 Foreign:
    Noninterest-Bearing                                                            4,645             4,082
    Interest-Bearing                                                              73,915            74,928
                                                                               ---------         ---------
    Total Deposits                                                               209,502           212,437
Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements                                                40,899            41,632
Commercial Paper                                                                   5,047             7,788
Other Borrowed Funds                                                               6,613             7,239
Acceptances Outstanding                                                              914             1,223
Trading Liabilities                                                               36,835            38,502
Accounts Payable, Accrued Expenses and Other Liabilities, Including
    the Allowance for Credit Losses of $170 in 1999 and 1998                      14,231            14,291
Long-Term Debt                                                                    17,031            16,187
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                               2,538             2,188
                                                                               ---------         ---------
    TOTAL LIABILITIES                                                            333,610           341,487
                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

PREFERRED STOCK OF SUBSIDIARY                                                        550               550
                                                                               ---------         ---------

STOCKHOLDERS' EQUITY
Preferred Stock                                                                    1,028             1,028
Common Stock (Authorized 1,500,000,000 Shares, Issued 881,860,876
   Shares at June 30, 1999 and 881,688,611 Shares at December 31, 1998)              882               882
Capital Surplus                                                                    9,628             9,836
Retained Earnings                                                                 15,381            13,544
Accumulated Other Comprehensive Income (Loss)                                       (722)              392
Treasury Stock, at Cost (49,397,932 Shares at June 30, 1999
     and 33,703,249 Shares at December 31, 1998)                                  (3,489)           (1,844)
                                                                               ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                                    22,708            23,838
                                                                               ---------         ---------
    TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
       AND STOCKHOLDERS' EQUITY                                                $ 356,868         $ 365,875
                                                                               =========         =========

         The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                         SECOND QUARTER                   SIX MONTHS
                                                      --------------------           -------------------
                                                      1999            1998           1999           1998
                                                      ----            ----           ----           ----
INTEREST INCOME
Loans                                                $ 3,165        $ 3,316        $ 6,374        $ 6,721
Securities                                               747            889          1,582          1,778
Trading Assets                                           411            716            829          1,392
Federal Funds Sold and Securities Purchased
    Under Resale Agreements                              389            554            770          1,225
Deposits with Banks                                      161            148            345            300
                                                     -------        -------        -------        -------
    Total Interest Income                              4,873          5,623          9,900         11,416
                                                     -------        -------        -------        -------

INTEREST EXPENSE
Deposits                                               1,558          1,784          3,156          3,599
Short-Term and Other Borrowings                          851          1,478          1,765          2,987
Long-Term Debt                                           319            325            630            630
                                                     -------        -------        -------        -------
    Total Interest Expense                             2,728          3,587          5,551          7,216
                                                     -------        -------        -------        -------

NET INTEREST INCOME                                    2,145          2,036          4,349          4,200
Provision for Loan Losses                                388            328            769            660
                                                     -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                    1,757          1,708          3,580          3,540
                                                     -------        -------        -------        -------

NONINTEREST REVENUE
Investment Banking Fees                                  585            438            902            799
Trust, Custody and Investment Management Fees            461            383            875            731
Credit Card Revenue                                      438            365            817            665
Fees for Other Financial Services                        587            509          1,140          1,019
Trading Revenue                                          526            323          1,144            791
Securities Gains                                           5             98            161            181
Private Equity Gains                                     513            370            838            663
Other Revenue                                            356            233            534            329
                                                     -------        -------        -------        -------
    Total Noninterest Revenue                          3,471          2,719          6,411          5,178
                                                     -------        -------        -------        -------

NONINTEREST EXPENSE
Salaries                                               1,416          1,270          2,800          2,524
Employee Benefits                                        238            215            493            439
Occupancy Expense                                        206            191            424            380
Equipment Expense                                        239            212            482            421
Restructuring Costs                                       --              8             --            529
Other Expense                                            969            826          1,814          1,570
                                                     -------        -------        -------        -------
    Total Noninterest Expense                          3,068          2,722          6,013          5,863
                                                     -------        -------        -------        -------

INCOME BEFORE INCOME TAX EXPENSE                       2,160          1,705          3,978          2,855
Income Tax Expense                                       767            631          1,412          1,056
                                                     -------        -------        -------        -------
NET INCOME                                           $ 1,393        $ 1,074        $ 2,566        $ 1,799
                                                     =======        =======        =======        =======
NET INCOME APPLICABLE TO COMMON STOCK                $ 1,375        $ 1,050        $ 2,530        $ 1,741
                                                     =======        =======        =======        =======

NET INCOME PER COMMON SHARE:
Basic                                                $  1.65        $  1.24        $  3.02        $  2.06
                                                     =======        =======        =======        =======

Diluted                                              $  1.60        $  1.20        $  2.92        $  2.00
                                                     =======        =======        =======        =======

              The Notes to Consolidated Financial Statements are an
                       integral part of these Statements.

Part I
Item 1. (continued)


                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)


                                                                 1999             1998
                                                                 ----             ----
PREFERRED STOCK
Balance at Beginning of Year                                   $  1,028         $  1,740
Issuance of Stock                                                    --              200
Redemption of Stock                                                  --             (772)
                                                               --------         --------
Balance at End of Period                                       $  1,028         $  1,168
                                                               --------         --------

COMMON STOCK
Balance at Beginning of Year                                   $    882         $    441
Issuance of Common Stock for a Two-for-One Stock Split               --              441
                                                               --------         --------
Balance at End of Period                                       $    882         $    882
                                                               --------         --------

CAPITAL SURPLUS
Balance at Beginning of Year                                   $  9,836         $ 10,360
Issuance of Common Stock for a Two-for-One Split                     --             (441)
Shares Issued and Commitments to Issue Common Stock for
   Employee Stock-Based Awards and Related Tax Effects             (208)            (181)
                                                               --------         --------
Balance at End of Period                                       $  9,628         $  9,738
                                                               --------         --------

RETAINED EARNINGS
Balance at Beginning of Year                                   $ 13,544         $ 11,086
Net Income                                                        2,566            1,799
Cash Dividends Declared:
   Preferred Stock                                                  (36)             (58)
   Common Stock                                                    (693)            (616)
                                                               --------         --------
Balance at End of Period                                       $ 15,381         $ 12,211
                                                               --------         --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                   $    392         $    112
Other Comprehensive Income (Loss)                                (1,114)               1
                                                               --------         --------
Balance at End of Period                                       $   (722)        $    113
                                                               --------         --------

COMMON STOCK IN TREASURY, AT COST
Balance at Beginning of Year                                   $ (1,844)        $ (1,997)
Purchase of Treasury Stock                                       (3,057)            (268)
Reissuance of Treasury Stock                                      1,412              763
                                                               --------         --------
Balance at End of Period                                       $ (3,489)        $ (1,502)
                                                               --------         --------

TOTAL STOCKHOLDERS' EQUITY                                     $ 22,708         $ 22,610
                                                               ========         ========


COMPREHENSIVE INCOME
Net Income                                                     $  2,566         $  1,799
Other Comprehensive Income (Loss)                                (1,114)               1
                                                               --------         --------
Comprehensive Income                                           $  1,452         $  1,800
                                                               ========         ========

       The Notes to Consolidated Financial Statements are an integral part of these Statements.

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                  (IN MILLIONS)


                                                                                       1999             1998
                                                                                       ----             ----
OPERATING ACTIVITIES
Net Income                                                                           $  2,566         $  1,799
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
      Provision for Loan Losses                                                           769              660
      Restructuring Costs                                                                  --              529
      Depreciation and Amortization                                                       692              558
      Net Change In:
         Trading-Related Assets                                                         6,592              756
         Accrued Interest Receivable                                                      213              492
         Other Assets                                                                  (3,559)          (2,854)
         Trading-Related Liabilities                                                   (1,340)          (6,202)
         Accrued Interest Payable                                                        (285)              16
         Other Liabilities                                                                774            1,568
         Other, Net                                                                       (63)            (897)
                                                                                     --------         --------
Net Cash Provided (Used) by Operating
Activities                                                                              6,359           (3,575)
                                                                                     --------         --------

INVESTING ACTIVITIES
Net Change In:
      Deposits with Banks                                                               1,361           (3,084)
      Federal Funds Sold and Securities Purchased Under Resale Agreements             (15,066)             894
      Loans Due to Sales and Securitizations                                           23,528           21,787
      Other Loans, Net                                                                (27,250)         (22,735)
      Other, Net                                                                          (46)             208
Proceeds from the Maturity of Held-to-Maturity Securities                                 595              706
Purchases of Held-to-Maturity Securities                                                   --              (54)
Proceeds from the Maturity of Available-for-Sale Securities                             4,937           12,727
Proceeds from the Sale of Available-for-Sale Securities                                59,120           78,887
Purchases of Available-for-Sale Securities                                            (51,517)         (94,334)
Proceeds from Sales of Nonstrategic Assets                                                182               --
Cash Used in Acquisitions                                                                 (52)            (254)
                                                                                     --------         --------
Net Cash (Used) by Investing Activities                                                (4,208)          (5,252)
                                                                                     --------         --------

FINANCING ACTIVITIES
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                      2,333            1,363
      Domestic Time and Savings Deposits                                               (4,818)           3,842
      Foreign Deposits                                                                   (450)           8,198
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements           4,768           (5,548)
      Other Borrowed Funds                                                             (3,367)           1,048
      Other, Net                                                                         (340)            (461)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                     3,260            2,257
Maturity and Redemption of Long-Term Debt                                              (2,035)            (994)
Proceeds from the Issuance of Stock                                                     1,204              782
Redemption of Preferred Stock                                                              --             (772)
Treasury Stock Purchased                                                               (3,057)            (268)
Cash Dividends Paid                                                                      (688)            (625)
                                                                                     --------         --------
Net Cash Provided (Used) by Financing Activities                                       (3,190)           8,822
                                                                                     --------         --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                  8               (8)
                                                                                     --------         --------
Net (Decrease) in Cash and Due from Banks                                              (1,031)             (13)
Cash and Due from Banks at January 1,                                                  17,068           15,704
                                                                                     --------         --------
Cash and Due from Banks at June 30,                                                  $ 16,037         $ 15,691
                                                                                     ========         ========
Cash Interest Paid                                                                   $  5,836         $  7,200
                                                                                     --------         --------
Taxes Paid                                                                           $    290         $    822
                                                                                     --------         --------

         The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1. (continued)

See Glossary of Terms on page 40 for definition of terms used throughout the Notes to Consolidated Financial Statements.


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

The provision for risk management instrument credit losses, previously included in credit costs, is now netted against trading revenue. All prior periods have been restated.

NOTE 2 - SECURITIES
For a discussion of the accounting policies relating to securities, see Note One of Chase's 1998 Annual Report. Net gains from Available-for-Sale ("AFS") securities sold in the second quarter of 1999 amounted to $5 million (gross gains of $73 million and gross losses of $68 million) and for the first six months of 1999 amounted to $161 million (gross gains of $284 million and gross losses of $123 million). Net gains on sales of these types of securities for the same periods in 1998 amounted to $98 million (gross gains of $144 million and gross losses of $46 million), and $181 million (gross gains of $278 million and gross losses of $97 million), respectively. There were no sales of held-to-maturity securities in the periods presented. The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:


                                                                  JUNE 30, 1999                         December 31, 1998
                                                         -----------------------------            ------------------------------
(in millions)                                            AMORTIZED              FAIR               Amortized             Fair
AVAILABLE-FOR-SALE SECURITIES:                             COST               VALUE (a)               Cost              Value (a)
                                                           ----               ---------               ----              ---------
U.S. Government and Federal
 Agency/Corporation Obligations:
  Mortgage-Backed Securities                              $27,451              $26,541              $42,916              $42,994
  CMOs & U.S. Treasuries                                   11,302               10,794                9,104                9,376
Debt Securities Issued by Foreign Governments               8,898                8,795                8,176                8,226
Corporate Debt and Equity Securities                          989                1,210                1,093                1,313
Other, primarily Asset-Backed Securities (b)                  727                  758                  854                  894
                                                          -------              -------              -------              -------
        Total Available-for-Sale Securities (c)           $49,367              $48,098              $62,143              $62,803
                                                          =======              =======              =======              =======

HELD-TO-MATURITY SECURITIES (d)                           $ 1,092              $ 1,093              $ 1,687              $ 1,703
                                                          =======              =======              =======              =======


(a) Gross unrealized gains and losses on available-for-sale securities were $829 million and $2,098 million, respectively, at June 30, 1999 and $771 million and $111 million, respectively, at December 31, 1998. Gross unrealized gains and losses on held-to-maturity securities were $4 million and $3 million, respectively, at June 30, 1999 and $17 million and $1 million, respectively, at December 31, 1998.

(b) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations and obligations of State and Political Subdivisions.

(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans were $306 million and $276 million, respectively, at June 30, 1999. This compares with $623 million and $569 million, respectively, at December 31, 1998.

(d)  Primarily U.S. Government and Federal Agency/Corporation Obligations.

Part I
Item 1. (continued)

NOTE 3 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
For a discussion of Chase's wholly owned business trusts, see page 57 of Chase's 1998 Annual Report.

At June 30, 1999, seven separate wholly-owned Delaware statutory business trusts established by Chase had issued an aggregate $2,538 million in capital securities, net of discount. During the 1999 second quarter, Chase Capital VII Trust issued $350 million of capital securities having a stated maturity of May 15, 2029 and bearing an interest rate of 7.00%, payable quarterly commencing on July 31, 1999. There were no issuances or redemptions of capital securities in the first quarter of 1999.

NOTE 4 - RESTRUCTURING COSTS
For a discussion of Chase's restructuring costs, refer to Note Twelve and page 28 of Chase's 1998 Annual Report.

During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million taken in connection with initiatives to streamline support functions and realign certain business activities. As of June 30, 1999, the reserve balance was $261 million, of which $154 million related to staff reductions, $95 million related to dispositions of certain premises and equipment and $12 million related to other expenses. Chase expects that the remaining reserve related to staff reductions will be largely used during the next six to nine months.

NOTE 5 - COMPREHENSIVE INCOME
Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.


For Six Months Ended June 30,
(in millions)

                                                  1999                                                    1998
                          --------------------------------------------------     --------------------------------------------------
                                           NET UNREALIZED        ACCUMULATED                      Net Unrealized        Accumulated
                          ACCUMULATED       GAIN(LOSS) ON          OTHER          Accumulated      Gain(Loss) on          Other
                          TRANSLATION         SECURITIES        COMPREHENSIVE     Translation        Securities        Comprehensive
                          ADJUSTMENT      AVAILABLE-FOR-SALE      INCOME          Adjustment     Available-for-Sale       Income
                          ----------      ------------------      ------          ----------     ------------------       ------
Beginning Balance          $      17           $   375            $    392         $      17        $      95            $   112
Change During Period              --            (1,114)(a)         (1,114)                --                1                  1
                           ---------           -------            --------         ---------        ---------            -------
Ending Balance             $      17           $  (739)(b)        $  (722)         $      17        $      96(b)         $   113
                           =========           =======            ========         =========        =========            =======

(a) The increase in net unrealized loss on securities available-for-sale is due to the rise in interest rates during the 1999 first half.
(b) Represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio including securities classified as loans, which are subject to the provisions of SFAS 115. See Note Two.


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of Chase's fair value methodologies, see Note Twenty-Two of the 1998 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


                                                  JUNE 30, 1999                                      December 31, 1998
                                    ------------------------------------------        ------------------------------------------
                                    CARRYING      ESTIMATED      APPRECIATION/        Carrying      Estimated      Appreciation/
(in millions)                        VALUE        FAIR VALUE    (DEPRECIATION)         Value        Fair Value    (Depreciation)
                                     -----        ----------    --------------         -----        ----------    --------------
Total Financial Assets             $  342,296     $   345,605     $   3,309          $   355,738    $   358,559     $   2,821
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  332,748     $   332,555           193          $   340,643    $   340,519           124
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   3,502                                         $   2,945
                                                                  =========                                         ---------

Derivative contracts used in connection with Chase's ALM activities had an unrecognized net loss of $492 million at June 30, 1999 and an unrecognized net gain of $110 million at December 31, 1998, both of which are included in the above amounts.

Part I
Item 1. (continued)

NOTE 7 - CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note Eighteen of Chase's 1998 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At June 30, 1999, Chase and each of its depository institutions were "well capitalized" as defined by banking regulators.

JUNE 30, 1999                                                  The Chase             Chase
(in millions, except ratios)            Chase (a)            Manhattan Bank          Texas         Chase USA
                                        ---------            --------------          -----         ---------
Tier 1 Capital(d)                        $ 24,395               $ 18,496            $ 1,572         $ 2,707
Total Capital                              35,006                 26,484              2,231           3,876
Risk-Weighted Assets (b)                  291,700                232,834             18,880          33,805
Adjusted Average Assets                   359,195                284,170             21,993          34,813

Tier 1 Capital Ratio (b)(d)                  8.36%                  7.94%              8.33%           8.01%
Total Capital Ratio (b)(d)                  12.00%                 11.37%             11.82%          11.47%
Tier 1 Leverage Ratio (c)(d)                 6.79%                  6.51%              7.15%           7.78%


(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.
(b) Tier 1 capital or Total capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $92,419 million, $84,763 million, $3,959 million and $2,254 million.
(c) Tier 1 capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).
(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 capital and Tier 1 leverage ratios.



NOTE 8 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
Chase utilizes various derivative and foreign exchange contracts for trading purposes and for purposes other than trading, such as ALM. For a discussion of the various financial instruments used and the credit and market risks involved, see Note Nineteen of Chase's 1998 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).


                                                                  NOTIONAL AMOUNTS (a)                CREDIT EXPOSURE
                                                             ------------------------------       ------------------------
                                                             JUNE 30,          December 31,       JUNE 30,        December 31,
(in billions)                                                  1999                1998             1999              1998
                                                               ----                ----             ----              ----
Interest Rate Contracts                                    $    9,371.6       $    8,171.9       $     10.8        $    13.0
Foreign Exchange Contracts                                      1,697.9            2,040.6             10.1             16.0
Debt, Equity, Commodity and Other Contracts                       158.1              140.5              4.7              4.3
                                                                                                 ----------        ---------
Total Credit Exposure Recorded on the Balance Sheet                                              $     25.6        $    33.3
                                                                                                 ==========        =========

(a) Includes notional amount relating to ALM activities totaling $263.0 billion at June 30, 1999, of which $248.8 billion relates to interest rate contracts and $14.2 billion relates to foreign exchange contracts. These amounts compare with $310.7 billion, $252.5 billion and $58.2 billion, respectively, at December 31, 1998.


NOTE 9 - COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1. (continued)

NOTE 10 - SEGMENT INFORMATION
Effective December 31, 1998, Chase adopted SFAS 131, which defines the criteria by which management determines the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about these operating segments.

Chase's businesses are organized into three major franchises (segments): Global Bank, National Consumer Services ("NCS") and Global Services. These franchises are based on the nature of the products and services provided, the type or class of customer, and Chase's management organization. For recent organizational changes to Chase's franchises, see page 18.

Chase uses SVA, Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the Management's Discussion and Analysis ("MD&A") on page 19 and Note Twenty-three of the 1998 Annual Report. The following table provides Chase's segment results on an operating basis.


(in millions)                                         NATIONAL                           CORPORATE/
                                     GLOBAL           CONSUMER           GLOBAL         RECONCILING
                                     ------           --------           ------         -----------
                                      BANK            SERVICES          SERVICES         ITEMS (a)         TOTAL
FOR THREE MONTHS ENDED
JUNE 30, 1999
Operating Revenue (b)              $   2,722         $   2,209         $     777        $     (12)        $   5,696
Intersegment Revenue (b)                 (27)               (6)               19               14                --
Operating Earnings                       929               319               124              (21)            1,351
Cash Operating Earnings (c)              940               361               140              (14)            1,427
Average Managed Assets               240,536           114,989            15,437            7,774           378,736
SVA                                      491               144                47               14               696

For Three Months Ended
June 30, 1998
Operating Revenue (b)              $   2,409         $   1,998         $     684        $     (50)        $   5,041
Intersegment Revenue (b)                 (11)               (1)               13               (1)               --
Operating Earnings                       770               243               110              (44)            1,079
Cash Operating Earnings (c)              780               287               115              (39)            1,143
Average Managed Assets               265,840           106,471            12,764            7,199           392,274
SVA                                      341                68                49              (18)              440



(in millions)                                         NATIONAL                           CORPORATE/
                                     GLOBAL           CONSUMER           GLOBAL         RECONCILING
                                      BANK            SERVICES          SERVICES         ITEMS (a)         TOTAL
                                      ----            --------          --------         ---------         -----
FOR SIX MONTHS ENDED
JUNE 30, 1999
Operating Revenue (b)              $   5,296         $   4,366         $   1,505        $     (58)        $  11,109
Intersegment Revenue (b)                 (53)               (9)               38               24                --
Operating Earnings                     1,765               624               221              (86)            2,524
Cash Operating Earnings (c)            1,787               707               252              (73)            2,673
Average Managed Assets               244,057           113,542            15,670            8,534           381,803
SVA                                      889               276                65              (33)            1,197

For Six Months Ended
June 30, 1998
Operating Revenue (b)              $   4,768         $   3,924         $   1,351        $     (99)        $   9,944
Intersegment Revenue (b)                 (37)               (2)               32                7                --
Operating Earnings                     1,527               486               221             (102)            2,132
Cash Operating Earnings (c)            1,548               571               231              (93)            2,257
Average Managed Assets               268,710           105,759            12,771            6,320           393,560
SVA                                      668               136                97              (33)              868

(a) Corporate/Reconciling Items includes Chase's Global Asset Management and Mutual Funds business and the effects remaining at the Corporate level after the implementation of management accounting policies.
(b) Operating Revenue includes Intersegment Revenue, which includes revenue and revenue sharing agreements between segments, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(c) Cash Operating Earnings excludes the impact of credit card securitizations, restructuring costs, special items, and amortization of goodwill and certain intangibles.

Part I
Item 1. (continued)

The table below presents a reconciliation of the combined segment information to Chase's consolidated net income as included in the Consolidated Statement of Income. For a further discussion concerning the results of Chase's business franchises (segments), see Lines of Business Results in the MD&A on pages 13-18.


                                                                  SECOND QUARTER                    SIX MONTHS
                                                               -------------------             --------------------
                                                               1999            1998            1999            1998
                                                               ----            ----            ----            ----
(in millions)

SEGMENTS' CASH OPERATING EARNINGS                             $ 1,441         $ 1,182         $ 2,746         $ 2,350
Corporate/Reconciling Items                                       (14)            (39)            (73)            (93)
                                                              -------         -------         -------         -------
CONSOLIDATED CASH OPERATING EARNINGS                            1,427           1,143           2,673           2,257
Amortization of Goodwill and Certain Intangibles                  (76)            (64)           (149)           (125)
                                                              -------         -------         -------         -------
CONSOLIDATED OPERATING EARNINGS                                 1,351           1,079           2,524           2,132
Special Items and Restructuring Costs                              42              (5)             42            (333)
                                                              -------         -------         -------         -------
CONSOLIDATED NET INCOME                                       $ 1,393         $ 1,074         $ 2,566         $ 1,799
                                                              =======         =======         =======         =======

Part I
Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


                                                   Second Quarter                     For Six Months Ended June 30,
                                            ---------------------------------      -----------------------------------
(in millions, except per share                                     Over(Under)                             Over(Under)
  and ratio data)                           1999        1998          1998         1999         1998          1998
                                            ----        ----          ----         ----         ----          ----
OPERATING BASIS (a)
Operating Revenue                          $5,696      $5,041          13%       $11,109       $9,944          12%
Operating Earnings                          1,351       1,079          25%         2,524        2,132          18%
Diluted Earnings Per Share                   1.55        1.21          28%          2.87         2.38          21%
Shareholder Value Added                       696         440          58%         1,197          868          38%
Cash Operating Earnings                     1,427       1,143          25%         2,673        2,257          18%
Return on Average Common Equity              24.3%       20.2%         410bp        22.5%        20.3%        220bp
Efficiency Ratio                               52          54         (200)bp         53           53          --


REPORTED BASIS
Net Income                                 $1,393      $1,074           30%      $ 2,566       $1,799          43%
Diluted Earnings Per Share                   1.60        1.20           33%         2.92         2.00          46%
Return on Average Common Equity              25.1%       20.1%         500bp        22.8%        17.0%        580bp


(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see Glossary of Terms on page 40.
bp - Denotes basis points; 100 bp equals 1%.


Chase's 1999 second quarter operating earnings of $1.35 billion, operating diluted earnings per share of $1.55 and return on equity of 24% were record results for Chase. Operating earnings and diluted earnings per share increased 25% and 28%, respectively, from the second quarter of 1998. For the first six months of 1999, operating earnings and diluted earnings per share rose 18% and 21%, respectively, from the first six months of 1998.

Reported diluted earnings per share were $1.60 in the 1999 second quarter, up 33% from the same period in 1998. For the first half of 1999, reported diluted earnings per share were $2.92, up 46% from the same prior year period. Reported net income in the 1999 second quarter increased 30% and for the first six months of 1999 increased 43% from the same 1998 periods.

Operating highlights for the second quarter of 1999 included:

                    - Operating revenues increased by 13%.
                    - Operating earnings per share rose 28%.
                    - Return on common stockholders' equity was 24% with
                      Shareholder Value Added (SVA) up 58%.
                    - Common stock repurchases were $968 million, on a net
                      basis, while the Tier 1 capital ratio of 8.4% remained above Chase's target.

The strong 1999 second quarter results were driven by Chase's growing business franchises and continued financial discipline and demonstrated Chase's continued strategic focus.

Business Franchises: Each of Chase's three business franchises, Global Banking, National Consumer Services and Global Services, posted double-digit revenue growth and more than 20% growth in cash operating earnings during the quarter. Chase's businesses continued to gain market share and improve its rankings in league tables. For the first half of 1999 in the U.S., Chase ranked #1 in loan syndications, #3 in both high yield and investment grade corporate debt securities, and #8 in merger and acquisition advisory. Market-sensitive revenues for the second quarter were exceptional, increasing 30% over the prior year. Chase anticipates that the financial markets in the 1999 fourth quarter may slow down, as corporations and customers prepare for the Year 2000 implementation.

Financial Discipline: Expense, credit and capital discipline also contributed to the results. Total operating noninterest expense for the second quarter was almost flat when compared to the 1999 first quarter, credit costs remained stable, and the capital discipline imposed by the Shareholder Value Added methodology ("SVA") enabled Chase to purchase $968 million of common stock on a net basis while maintaining the Tier 1 capital ratio at 8.4%.

Strategic Focus: Finally, the quarter demonstrated Chase's strategic focus: its commitment to use its resources to strengthen its competitive positions where it has leadership positions and, at the same time, exit businesses where this is not the case. During the 1999 second quarter, Chase established Chase.com to enable Chase to initiate and respond to opportunities on the internet; at the same time, Chase has completed or announced sales of non-strategic businesses in Beaumont, Texas, the Virgin Islands and selected upstate-New York retail markets.

Chase has targeted its financial performance goals over time as: average return on common equity of 18% or higher, growth in operating revenues accelerating to 10% per year and double-digit growth in operating earnings per share. These goals were achieved in the 1999 second quarter.

This Management's Discussion and Analysis contains certain forward-looking statements, including without limitation, statements related to credit, market, liquidity and operating risk. These forward-looking statements are subject to risks and uncertainties and Chase's actual results may differ materially from those included in these statements. Reference is made to Chase's reports filed with the Securities and Exchange Commission, in particular the 1998 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 40 for a definition of terms used throughout this Form 10-Q.



LINES OF BUSINESS RESULTS


For a description of the basis of presentation that management uses to measure and evaluate business unit profitability, see page 19 of the 1998 Annual Report.

The table below provides summary financial information on an operating basis for Chase's three major business franchises. The discussion that follows the table focuses on business unit performance within these franchises. See Note Ten of this Form 10-Q for a further discussion of Chase's business segments.


For Three Months                                       GLOBAL BANK                            NATIONAL CONSUMER SERVICES
                                          ----------------------------------------    ------------------------------------------
Ended June 30,                                1999        Over/ (Under) 1998                 1999            Over/(Under) 1998
(in millions, except ratios)
Operating Revenue                        $    2,722       $       313         13%      $     2,209        $     211         11%
Operating Earnings                              929               159         21               319               76         31
Cash Operating Earnings (a)                     940               160         21               361               74         26
Average Common Equity                        13,543               427          3             6,542              (14)        --
Average Managed Assets                      240,536           (25,304)       (10)          114,989            8,518          8
Shareholder Value Added                         491               150         44               144               76        112
Cash Return on Common Equity                   27.5%               --        410 bp           21.8%              --        470 bp
Cash Efficiency Ratio                            43                --       (200)               49               --       (100)


For Three Months                                     GLOBAL SERVICES                                  TOTAL (b)
                                          ----------------------------------------    ------------------------------------------
Ended June 30,                                1999        Over/ (Under) 1998                 1999            Over/(Under) 1998
(in millions, except ratios)
Operating Revenue                        $      777       $        93         14%      $     5,696        $     655         13%
Operating Earnings                              124                14         13             1,351              272         25
Cash Operating Earnings (a)                     140                25         22             1,427              284         25
Average Common Equity                         2,782               807         41            21,986            1,032          5
Average Managed Assets                       15,437             2,673         21           378,736          (13,538)        (3)
Shareholder Value Added                          47                (2)        (4)              696              256         58
Cash Return on Common Equity                   19.8%               --       (310) bp          25.7%              --        430 bp
Cash Efficiency Ratio                            72                --       (100)               51               --       (100)


(a) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.
(b) Total column includes Corporate results. See description of Corporate results on page 18.

bp - Denotes basis points; 100bp equals 1%.

For Six Months                                           GLOBAL BANK                            NATIONAL CONSUMER SERVICES
                                         --------------------------------------------    ---------------------------------------
Ended June 30,                                1999        Over/ (Under) 1998                 1999            Over/(Under) 1998
(in millions, except ratios)
Operating Revenue                        $   5,296      $     528          11%          $     4,366      $       442        11%
Operating Earnings                           1,765            238          16                   624              138        28
Cash Operating Earnings (a)                  1,787            239          15                   707              136        24
Average Common Equity                       13,604            475           4                 6,525               37         1
Average Managed Assets                     244,057        (24,653)         (9)              113,542            7,783         7
Shareholder Value Added                        889            221          33                   276              140       103
Cash Return on Common Equity                  26.2%            --         290 bp               21.5%              --       430 bp
Cash Efficiency Ratio                           44             --        (100)                   49               --      (100)



For Six Months                                       GLOBAL SERVICES                                  TOTAL (b)
                                          ----------------------------------------    ------------------------------------------
Ended June 30,                                1999        Over/ (Under) 1998                 1999            Over/(Under) 1998
(in millions, except ratios)
Operating Revenue                        $    1,505       $       154         11%      $    11,109        $   1,165         12%
Operating Earnings                              221                --         --             2,524              392         18
Cash Operating Earnings (a)                     252                21          9             2,673              416         18
Average Common Equity                         2,823               832         42            22,337            1,685          8
Average Managed Assets                       15,670             2,899         23           381,803          (11,757)        (3)
Shareholder Value Added                          65               (32)       (33)            1,197              329         38
Cash Return on Common Equity                   17.7%               --       (520) bp          23.8%              --        230 bp
Cash Efficiency Ratio                            74                --        200                52               --         --


(a) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.
(b) Total column includes Corporate results. See description of Corporate results on page 18.

bp - Denotes basis points; 100bp equals 1%.


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

Global Bank operating revenues rose $313 million (or 13%) and $528 million (or 11%) for the 1999 second quarter and six months, respectively. SVA increased by 44% to $491 million in the 1999 second quarter and by 33% to $889 million for the first six months of 1999. These favorable results were driven by strong trading-related revenue, investment banking fees and private equity gains, partially offset by lower securities gains.

The following table sets forth certain key financial performance measures of the businesses within Global Bank for the periods indicated.

                                                           1999                                     Over(Under) 1998
                                        -----------------------------------------        -----------------------------------------
THREE MONTHS ENDED                                        CASH            CASH                            Cash             Cash
JUNE 30,                                OPERATING        OPERATING     EFFICIENCY        Operating       Operating      Efficiency
(in millions, except ratios)            REVENUES         EARNINGS         RATIO          Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----
Global Markets                         $      993       $    333           48%               19%            37%           (500) bp
Global Investment Banking                     467            128           57                18             22             200
Corporate Lending                             375            123           33                (2)             -             300
Chase Capital Partners                        454            267            8                32             33            (100)
Global Private Banking                        221             42           68                --            (19)            800
Middle Markets                                247             59           55                 4              9             100
Other Global Bank                             (35)           (12)          NM                NM             NM              NM
                                       -----------      --------
    Total                              $    2,722       $    940           43                13%            21%           (200) bp
                                       ==========       ========

SIX MONTHS ENDED
JUNE 30,
(in millions, except ratios)

Global Markets                         $    2,262       $    816           44%               25%            43%           (600) bp
Global Investment Banking                     689            137           69                (8)           (28)          1,200
Corporate Lending                             763            263           30                 2             10              --
Chase Capital Partners                        733            423            9                20             21            (100)
Global Private Banking                        433             85           67                 2            (10)            500
Middle Markets                                481            111           56                 1              2             200
Other Global Bank                             (65)           (48)          NM                NM             NM              NM
                                       -----------      --------
    Total                              $    5,296       $  1,787           44%               11%            15%           (100) bp
                                       ==========       ========


NM - Not meaningful
bp - Denotes basis points; 100 bp equals 1%.



GLOBAL MARKETS
Global Markets' activities are diverse, by product and geography, and encompass the trading and sale of foreign exchange, derivatives, fixed income securities and commodities. Chase trades 24 hours a day covering the major international cross-border financial markets, as well as many local markets. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for managing Chase's interest rate risk exposures and investment securities activities. Treasury results are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items.

Chase's trading-related revenues for the second quarter and first half of 1999 were $733 million (a 45% increase) and $1,570 million (a 32% increase), respectively. The results reflect strong performance in traditional products, including interest rate derivatives, and in newer products such as equity derivatives. The total return (pretax before expenses) from interest rate risk management activities amounted to $(11) million and $240 million for the second quarter and first half of 1999, respectively. The total return of $(11) million in the second quarter of 1999 was due to a rise in interest rates domestically and in Europe. The total return for the second quarter and first six months of 1998 was $92 million and $178 million, respectively.

GLOBAL INVESTMENT BANKING
Global Investment Banking advises corporations, financial institutions, financial sponsors and governments by providing integrated one-stop financial solutions and industry expertise to clients globally. Chase's corporate finance client base is extensive and is managed through global client industry groups. Product offerings encompass syndicated finance, high yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase is the largest arranger of U.S. corporate debt, with a major presence in both the public and private debt markets, and has built a strong presence in the advisory area by leveraging its debt market leadership.

Cash operating earnings for Global Investment Banking rose 22% in the second quarter of 1999 to $128 million, when compared with the same quarter in 1998, reflecting continued growth in market share in mergers and acquisitions advisory, corporate bond underwriting, and loan syndications. For the first six months of 1999, cash operating earnings decreased by 28%, reflecting lower trading results on high yield securities throughout the first quarter of 1999.

CORPORATE LENDING
Corporate Lending provides credit and lending services to clients globally within a strategy that emphasizes origination for distribution. An active portfolio management effort is an integral part of corporate lending activities and is focused on managing concentrations by product, borrower, risk grade, industry and geography. The use of SVA for product and customer decisions resulted in higher spreads on retained assets and the disposition of less-SVA-attractive loans. Management expects to continue to manage the commercial loan portfolio for shareholder value rather than revenue growth. Revenues and cash operating earnings in the second quarter of 1999 remained flat when compared with the 1998 second quarter. For the first six months of 1999, revenues increased 2%, while cash operating earnings increased 10%, reflecting lower credit costs.

CHASE CAPITAL PARTNERS
Chase Capital Partners ("CCP") is one of the largest global private equity organizations with approximately $7.9 billion under management, including $5.2 billion in direct equity and equity-related investments and $1.5 billion in fund investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and, to a lesser extent, abroad. During the first half of 1999, CCP's direct investments totaled approximately $900 million in 59 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $870 million in 62 direct investments for the first half of 1998. Earnings reflected continued strength in the equity markets, a favorable environment for technology and internet initial public offerings (IPOs) (particularly in the second quarter of 1999), and the positive impact of maturing investments within the portfolio, partially offset by higher costs to support a higher level of investments.

GLOBAL PRIVATE BANK The Global Private Bank serves a global client base of high net worth individuals and families, offering a full range of private banking services as well as access to the broad product capabilities of the Global Bank. Services include investment management, global capital market products and services, risk management, alternative investments such as private equity funds, trust and estate planning, global custody, mutual funds, credit and banking, and philanthropic advisory services. Revenues for the second quarter and the first half of 1999 remained flat, when compared with the same 1998 periods. Double-digit revenue growth in the U.S. was offset by lower revenues in Europe and Asia as a result of a strategic change in the product mix offered by Chase in Europe and Asia. Revenues from managed investment products, including discretionary portfolio management, grew at double-digit rates for the 1999 first half. Cash operating earnings decreased 19% and 10% for the second quarter and first six months of 1999, respectively, from comparable 1998 periods, reflecting an increase in expenses due primarily to on-going technology and productivity initiatives.

MIDDLE MARKETS
Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is the market leader in the New York metropolitan tri-state area. Cash operating earnings increased slightly in the second quarter and first six months of 1999, compared with the respective 1998 periods reflecting lower credit costs.

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

For the second quarter and first six months of 1999, NCS's cash operating earnings increased $74 million and $136 million, respectively, over the same 1998 periods. These increases in cash operating earnings are attributable to growth in origination and servicing volume of residential mortgages and auto loans, higher deposit and managed funds levels and higher fees and increased level of customer activity through Brown & Company, Chase's discount brokerage firm.

Management expects the rate of growth in NCS revenues for the second half of 1999 (in comparison to revenues in the second half of 1998) to be somewhat lower than the corresponding growth rate for the first half of 1999. This anticipated moderation in growth rate would be due, in part, to pricing initiatives in the latter part of 1998.

The following table sets forth certain key financial performance measures of the businesses within NCS for the periods indicated.


THREE MONTHS ENDED
JUNE 30,                                                   1999                                     Over(Under) 1998
                                        -----------------------------------------        -----------------------------------------
(in millions, except ratios)                              CASH           CASH                             Cash             Cash
                                        OPERATING        OPERATING     EFFICIENCY        Operating       Operating      Efficiency
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings        Ratio
                                        --------         --------        -----           --------        --------        -----
Chase Cardmember Services              $    1,016       $    132           35%                5%            15%             --
Regional Consumer Banking                     593            101           70                 9             19            (300) bp
Chase Home Finance                            291             70           55                19             21            (100)
Diversified Consumer Services                 292             54           50                35            145            (800)
Other NCS                                      17              4           NM                NM             NM              NM
                                       ----------       --------
    Total                              $    2,209       $    361           49%               11%            26%           (100) bp
                                       ==========       ========


SIX MONTHS ENDED
JUNE 30,
(in millions, except ratios)

Chase Cardmember Services              $    2,017       $    250           35%                6%            10%            100bp
Regional Consumer Banking                   1,167            200           70                 8             22            (400)
Chase Home Finance                            563            132           57                16             13             200
Diversified Consumer Services                 582            112           49                36            143            (700)
Other NCS                                      37             13           NM                NM             NM              NM
                                       ----------       --------
    Total                              $    4,366       $    707           49%               11%            24%           (100) bp
                                       ==========       ========


NM - Not meaningful
bp - Denotes basis points; 100 bp equals 1%.


CHASE CARDMEMBER SERVICES
Chase Cardmember Services ("CCS") ranks as the fourth-largest bank card issuer in the United States. CCS also reflects the results of Chase's international consumer business, which includes Chase Manhattan Card Company Limited, the third largest credit card issuer in Hong Kong, as well as consumer banking activities primarily in Hong Kong. At June 30, 1999, CCS had a $33 billion managed world-wide credit card portfolio. CCS's cash operating earnings for the second quarter of 1999 were $132 million, a 15% increase over 1998. Cash operating earnings for the first six months of 1999 rose 10% to $250 million. The increases in cash operating earnings reflect higher card usage, pricing initiatives started in the 1998 second quarter, and improved credit quality. These favorable results were partially offset by higher marketing costs.

REGIONAL CONSUMER BANKING
Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area. It also has a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through their choice of distribution channels, including the largest branch and proprietary ATM networks in the New York metropolitan region, plus telephone, PC and Internet services. For the second quarter and first six months of 1999, cash operating earnings increased 19% to $101 million and 22% to $200 million, respectively, compared with the same periods in 1998, benefiting from higher deposit and managed funds balances coupled with growth in consumer banking fees and strong expense discipline.

CHASE HOME FINANCE
Chase Home Finance serves more than 2 million customers nationwide and is the largest originator and third-largest servicer of residential mortgage loans in the U.S. It is also a leading provider of home-equity secured lending and manufactured housing financing. During the first six months of 1999, $56 billion in residential first-mortgage loans, home-equity and manufactured housing financing were originated, a 56% increase over the same period last year. Chase Home Finance's servicing portfolio increased 33% over the past twelve months and totaled $245 billion at June 30, 1999. Cash operating earnings increased 21% to $70 million and 13% to $132 million for the second quarter and first half of 1999, respectively. The increases were fueled by growth in originations and servicing, partially offset by lower net interest income as a result of higher funding costs associated with the increase in servicing balances and higher expenses stemming from greater business volume and technology investments.

DIVERSIFIED CONSUMER SERVICES
Diversified Consumer Services ("DCS") is the largest bank originator of auto loans and leases in the United States and a leading provider of student loans and unsecured consumer lending. In addition to its financing activities, DCS offers brokerage services and investment products nationwide and is one of the most diversified bank insurance providers in the U.S. During the first half of 1999, auto finance originations were strong, increasing 14% when compared to the same period in 1998. At June 30, 1999, Chase Auto Finance had $24 billion in managed receivables and $20 billion in balance sheet receivables. Increases in cash operating earnings of 145% and 143% for DCS in the second quarter and first half of 1999, respectively, were driven by the strong growth in auto finance and by higher revenues in Chase's investment and insurance businesses. Also included in revenues for the first half of 1999 were $49 million of gains on sales of student loans, which reflects a shift to a loan origination and sale strategy.

GLOBAL SERVICES
Global Services is a leading provider of information and transaction services globally and includes custody and other investor services, treasury and cash management, trade finance, debt, agency and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $5.0 trillion in assets and serviced over $3.0 trillion in outstanding debt at June 30, 1999. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume.

For the second quarter and six months ended June 30, 1999, cash operating earnings for Global Services increased $25 million and $21 million, respectively, when compared with the same periods in 1998. Revenue growth was 14% in the second quarter and 11% for the first six months of 1999, driven by acquisitions completed in 1998 and internally generated growth in investor services and structured finance activities. These increases were offset partially by a decline in excess deposit balances in cash management services. Expenses for the first six months of 1999 were higher than the same period in 1998, reflecting ongoing investment spending and costs related to Year 2000 initiatives.

Management anticipates that results for Global Services for the 1999 third quarter will be generally consistent with that of the 1999 second quarter; however, the 1999 fourth quarter revenue growth rate (in comparison to the fourth quarter of 1998) might be lower than the corresponding revenue growth rate in the current quarter, as business transaction volume is expected to slow in light of customer concerns involving the Year 2000.

CORPORATE
Corporate includes Chase's Global Asset Management and Mutual Funds business, which provides investment management for institutional investors globally and manages the Chase Global Mutual Funds. Total assets under management amounted to $213 billion at June 30, 1999. Corporate also includes the effects remaining at the Corporate level after the implementation of management accounting policies. For the second quarter and six months ended June 30, 1999, Corporate had a cash operating loss of $14 million and $73 million, respectively, compared with a cash operating loss of $39 million and $93 million for the same periods in 1998. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization.

ORGANIZATIONAL CHANGES
In the 1999 second quarter, Chase announced a reorganization within each of its three major franchises. For example, the Middle Markets business will report into the National Consumer Services franchise. These changes will be reflected in the lines of business results for the 1999 third quarter.

In June 1999, Chase created a new organization called Chase.com. This organization will have direct management responsibility for new internet related ventures and for working with Chase's lines of businesses to capitalize on internet opportunities. The Chase.com organization has recently created an alliance with Shopnow.com, which will provide customers a convenient way to make internet purchases across the United States. Also, Chase.com has formed a joint venture with Wells Fargo & Company and First Union Corporation called "Spectrum EBP, LLC", which will permit the payment of bills electronically.


RESULTS OF OPERATIONS

The following section provides a discussion of Chase's results of operations as reported under generally accepted accounting principles as well as on the operating basis that is used by management in measuring Chase's financial performance. To further facilitate its analysis of Chase's financial results, management categorizes revenue components as market-sensitive or as less-market-sensitive revenues. Market-sensitive revenues include trading revenues (including trading-related net interest income), investment banking fees, securities gains and private equity gains. The remaining revenue components are categorized as less-market-sensitive revenue.

The following table provides a reconciliation between Chase's results as reported in its Consolidated Financial Statements and as presented on an operating basis. Charge-offs for risk management instruments, previously included in credit costs, are now netted against trading revenue. All prior periods have been restated.

(in millions, except per share data)

                                            SECOND QUARTER 1999                                  Second Quarter 1998
                            ------------------------------------------------     -------------------------------------------------

                            REPORTED        CREDIT       SPECIAL   OPERATING      Reported       Credit        Special   Operating
                             RESULTS         CARD         ITEMS      BASIS         Results        Card          Items      Basis
Revenue:                       (a)            (b)          (c)                       (a)           (b)            (c)
                               ---            ---          ---                       ---           ---            ---
Market-Sensitive           $   1,836      $     --      $    --    $  1,836        $ 1,413      $    --       $    --    $  1,413
Less-Market-Sensitive          3,780           246         (166)      3,860          3,342          286            --       3,628
                           ---------      --------      --------   --------        -------      -------       -------    --------
Total Revenue                  5,616           246         (166)      5,696          4,755          286            --       5,041
Noninterest Expense            3,065            --         (100)      2,965          2,712           --            --       2,712
                           ---------      --------      --------   --------        -------      -------       -------    --------

Operating Margin               2,551           246          (66)      2,731          2,043          286            --       2,329
Credit Costs                     391           246           --         637            330          286            --         616
                           ---------      --------      -------    --------        -------      -------       -------    --------
Income Before
  Restructuring Costs          2,160            --          (66)      2,094          1,713           --            --       1,713
Restructuring Costs               --            --           --          --              8           --            (8)         --
                           ---------      --------      -------    --------        -------      -------       --------   --------

Income Before Taxes            2,160            --          (66)      2,094          1,705           --             8       1,713
Tax Expense                      767            --          (24)        743            631           --             3         634
                           ---------      --------      --------   --------        -------      -------       -------    --------

Net Income                 $   1,393      $     --      $   (42)   $  1,351        $ 1,074      $    --       $     5    $  1,079
                           =========      ========      ========   ========        =======      =======       =======    ========

NET INCOME PER COMMON SHARE
Basic                       $  1.65                                $   1.60        $  1.24                               $   1.24
Diluted                     $  1.60                                $   1.55        $  1.20                               $   1.21



                                              SIX MONTHS 1999                                      Six Months 1998
                                              ---------------                                      ---------------
Revenue:
Market-Sensitive           $    3,471     $     --      $    --     $    3,471     $ 2,830      $    --       $    --    $   2,830
Less-Market-Sensitive           7,289          515         (166)         7,638       6,548          566            --        7,114
                           ----------     --------      --------    ----------     -------      -------       -------    ---------
Total Revenue                  10,760          515         (166)        11,109       9,378          566            --        9,944
                                                               -
Noninterest Expense             6,005           --         (100)         5,905       5,328           --            --        5,328
                           ----------     --------      --------    ----------     -------      -------       -------    ---------

Operating Margin                4,755          515          (66)         5,204       4,050          566            --        4,616
Credit Costs                      777          515           --          1,292         666          566            --        1,232
                           ----------     --------      -------     ----------     -------      -------       -------    ---------
Income Before
  Restructuring Costs           3,978           --          (66)         3,912       3,384           --            --        3,384
Restructuring Costs                --           --           --             --         529           --          (529)          --
                           ----------     --------      -------     ----------     -------      -------       --------   ---------

Income Before Taxes             3,978           --          (66)         3,912       2,855           --           529        3,384
Tax Expense                     1,412           --          (24)         1,388       1,056           --           196        1,252
                           ----------     --------      --------    ----------     -------      -------       -------    ---------

Net Income                 $    2,566     $     --      $   (42)    $    2,524     $ 1,799      $    --       $   333    $   2,132
                           ==========     ========      ========    ==========     =======      =======       =======    =========


NET INCOME PER COMMON SHARE
Basic                       $  3.02                                 $   2.97       $  2.06                               $   2.45
Diluted                     $  2.92                                 $   2.87       $  2.00                               $   2.38


(a) Represents results as reported in Chase's financial statements, except that revenues are categorized between market-sensitive and less-market-sensitive revenues, foreclosed property expense is reclassified from noninterest expense to credit costs, and restructuring costs have been separately displayed.
(b) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that would previously have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue (credit card revenue and other revenue).
(c) Includes restructuring costs and special items. For a description of special items, see Glossary of Terms on page 40.

MARKET-SENSITIVE REVENUE
Market-sensitive revenues are, in management's view, typically more sensitive to changes in general market conditions than those revenue components management considers as less-market-sensitive. While components of market-sensitive revenues experience volatility (particularly on a quarter-to-quarter basis), over the past ten years total market-sensitive revenues have increased at a compound annual growth rate ("CAGR") of approximately 14% and have exhibited limited annual volatility around the regression trendline.

For the second quarter and first six months, market-sensitive revenues in 1999 increased 30% and 23%, respectively, over the same 1998 periods, reflecting increases in trading-related revenues, investment banking fees and private equity gains. A discussion of the components within market-sensitive revenue is presented below.

INVESTMENT BANKING FEES
Investment banking fees of $585 million in the 1999 second quarter were up 34% from Chase's previous record of $438 million in the second quarter of 1998; fees of $902 million for the first six months of 1999 were 13% higher than the first half of 1998. These strong results reflect continued growth in market share in mergers and acquisitions advisory, corporate bond underwriting, and loan syndications, as Chase leverages its broad customer base and leadership positions in attractive markets.

TRADING-RELATED REVENUE
Trading revenues and related net interest income rose 45% to $733 million for the 1999 second quarter and 32% to $1,570 million for the first half of 1999. The results reflect strong performance across the full range of trading products.

                                                                         SECOND QUARTER                    SIX MONTHS
                                                                      -------------------              -------------------
(in millions)                                                         1999           1998              1999           1998
-------------                                                         ----           ----              ----           ----
Trading Related Revenue by Type
Trading Revenue (a)                                                $     526        $    323       $    1,144       $     791
Trading Related NII (b)                                                  207             184              426             396
                                                                   ---------        --------       ----------       ---------
     Total                                                         $     733        $    507       $    1,570       $   1,187
                                                                   =========        ========       ==========       =========


Product Diversification
Interest Rate Contracts (c)                                        $     260        $     95       $      582       $     226
Foreign Exchange Spot and Option Contracts                               218             260              417             546
Equities and Commodities (d)                                              91              53              174             105
Debt Instruments and Other (e)                                           164              99              397             310
                                                                   ---------        --------       ----------       ---------
     Total                                                         $     733        $    507       $    1,570       $   1,187
                                                                   =========        ========       ==========       =========


(a) Charge-offs for risk management instruments are included in trading revenue. All prior periods have been restated.
(b) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.
(c) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures and options, forward rate agreements and related hedges.
(d) Includes equity securities, equity derivatives, commodities and commodity derivatives.
(e) Includes U.S. and foreign government agency securities, corporate debt instruments, emerging markets debt instruments, debt-related derivatives and credit derivatives.


Interest rate contract revenue increased in the second quarter and first half of 1999 as a result of interest rate movements in the European markets. Foreign exchange spot and option contract revenue declined in the second quarter and for the first half of 1999, due to reduced volume because of a return to normal volatility in the Asian markets. Equities and commodities revenue increased for both 1999 periods as a result of favorable market conditions for equity derivative products throughout the first half of 1999. The increase in debt instruments and other resulted from continued improvement in emerging markets activities and high-grade bonds.

SECURITIES GAINS
Securities gains realized for the 1999 second quarter were $5 million, compared with $98 million in the prior year's second quarter. Total securities gains for the first half of 1999 were $161 million, an 11% decrease over the same period in 1998. The decline in securities gains was due to a lower level of sales in the current quarter as a result of higher market interest rates, which reduced the market value of these securities. Unrealized net losses in Chase's available-for-sale securities portfolio were approximately $1.3 billion, before taxes, at June 30, 1999, a decrease from a net unrealized gain of approximately $600 million, before taxes, at year-end 1998, reflecting a rise in interest rates during the 1999 first half. The market valuation does not include the favorable impact of changes in interest rates on related funding.

PRIVATE EQUITY GAINS
Private equity gains include income from a wide variety of investments in the United States and, to a lesser extent, abroad. Private equity gains in the second quarter and first half of 1999 were $143 million higher (an increase of 39%) and $175 million higher (an increase of 26%) than the same periods in the prior year. These results reflect gains on investments in several technology and internet companies which completed initial public offerings during the 1999 second quarter, as well as the positive impact of maturing investments within the portfolio.

LESS-MARKET-SENSITIVE REVENUE
The less-market-sensitive revenue captions are generally subject to less market volatility than market-sensitive revenues. However, certain components within less-market-sensitive revenue are subject to market volatility, particularly assets that are held-for-sale and are accounted for on either a mark-to-market basis or lower-of-cost-or-market basis.

Less-market-sensitive revenues increased by 6% in the 1999 second quarter and by 7% for the first half of 1999 reflecting increases across all categories for both periods, with the exception of operating other revenue which declined in the 1999 second quarter. A discussion of less-market-sensitive revenue components is presented below.

NET INTEREST INCOME
Reported net interest income was $2.15 billion for the 1999 second quarter and $4.35 billion for the 1999 first six months, increasing 5% and 4%, respectively, from the comparable 1998 periods. Reported results include trading-related net interest income of $207 million for the 1999 second quarter and $426 million for the first half of 1999, increases of 13% and 8%, respectively, from the same 1998 periods. For purposes of internal analysis, management combines trading-related net interest income with trading revenue, as discussed under the trading-related revenue caption in the Market-Sensitive Revenue section.

The following table provides a reconciliation between reported net interest income as presented on the Consolidated Statement of Income and operating net interest income.

                                                               SECOND QUARTER                            SIX MONTHS
                                                        --------------------------------            ----------------------------
NET INTEREST INCOME
(in millions)                                           1999          1998        Change            1999        1998      Change
                                                        ----          ----        ------            ----        ----      ------
   Reported Net Interest Income                     $    2,145      $    2,036       5%         $    4,349    $  4,200       4%
   Less Trading-Related Net Interest Income               (207)           (184)                       (426)       (396)
                                                    -----------     -----------                 -----------   ---------
   Subtotal                                              1,938           1,852       5%              3,923       3,804       3%
   Add Impact of Credit Card Securitizations               341             371                         668         719
                                                    ----------      ----------                  ----------    --------
   Operating Net Interest Income                    $    2,279      $    2,223       3%         $    4,591    $  4,523       2%
                                                    ==========      ==========                  ==========    ========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Reported                                         $    289.0      $    299.3      (3)%        $    289.9    $  300.4      (3)%
   Add Credit Card Securitizations                        17.7            18.2                        17.8        17.7
   Less Trading-Related Assets                           (51.5)          (68.2)                      (50.2)      (68.8)
                                                    -----------     -----------                 -----------   --------
   Managed                                          $    255.2      $    249.3       2%         $    257.5    $  249.3       3%
                                                    ==========      ==========                  ==========    ========

NET YIELD ON INTEREST-EARNING ASSETS (a)
   Reported                                               2.98%           2.74%     24 bp             3.03%       2.83%     20 bp
   Add Impact of Securitizations                           .28             .31      (3)                .26         .30      (4)
   Impact of Trading-Related NII                           .33             .54     (21)                .31         .54     (23)
                                                    ----------      ----------                  ----------    --------
   Managed                                                3.59%           3.59%     -- bp             3.60%       3.67%     (7) bp
                                                    ==========      ==========                  ==========    ========

(a)  Disclosed on a taxable equivalent basis.
bp - Denotes basis points; 100 bp equals 1%.


Operating net interest income was $2.28 billion in the 1999 second quarter, an increase of 3% from the 1998 second quarter, and $4.59 billion for the 1999 first six months, an increase of 2% from the 1998 first six months. The increases were primarily due to higher average managed interest-earning assets, particularly domestic consumer loans (notably auto financings), and domestic commercial loans. These increases were partially offset by a decline in the foreign commercial loan portfolio, as Chase significantly reduced its exposure to emerging markets during the latter part of 1998. The growth in managed interest-earning assets in 1999 was funded by interest-bearing deposits.

The net yield on a managed basis was 3.59% for the 1999 second quarter, stable with the 1998 second quarter. The net yield on a managed basis for the first six months of 1999 was 3.60%, a seven basis point decline from the net yield for the first six months of 1998. A slight improvement in commercial loan spreads was offset by a decline in excess free balances. As a result of decreases in both the volume and rate earned on interest-free funds, interest-free funds contributed 60 basis points to the net yield in the 1999 second quarter, compared to 81 basis points in the 1998 second quarter, and contributed 61 basis points to the net yield in the first six months of 1999, compared to 83 basis points in the first six months of 1998.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES
Trust, custody and investment management fees continued their strong performance in the 1999 second quarter and first half by increasing 20% over the same periods in 1998. These favorable results were largely attributable to portfolio acquisitions of custody and corporate trust businesses in late 1998 and internally generated growth in investor services and structured finance activities.

CREDIT CARD REVENUE
Credit card revenue on a reported basis rose $73 million, or 20%, in the 1999 second quarter and for the 1999 first six months, credit card revenue increased $152 million, or 23%. These increases were the result of increased credit card customer purchase volume and higher late charges.

The following table provides a reconciliation between reported credit card revenue as presented on the Consolidated Statement of Income and operating credit card revenue, which excludes the impact of credit card securitizations.

                                                                       SECOND QUARTER                          SIX MONTHS
                                                                    ---------------------               ----------------------
(in millions)                                                       1999             1998               1999              1998
                                                                    ----             ----               ----              ----
Reported Credit Card Revenue                                      $     438        $   365           $     817         $   665
Less Impact of Credit Card Securitizations                              (90)           (87)               (141)           (153)
                                                                  ---------        -------           ---------         -------
Operating Credit Card Revenue                                     $     348        $   278           $     676         $   512
                                                                  =========        =======           =========         =======


FEES FOR OTHER FINANCIAL SERVICES

                                                                          SECOND QUARTER                       SIX MONTHS
                                                                      --------------------               ----------------------
(in millions)                                                         1999            1998               1999              1998
                                                                      ----            ----               ----              ----
   Service Charges on Deposit Accounts                            $      96        $    92           $     185         $     183
   Fees in Lieu of Compensating Balances                                 94             91                 181               171
   Mortgage Servicing Fees                                               77             49                 142               106
   Commissions on Letters of Credit and Acceptances                      69             72                 138               146
   Brokerage and Investment Services                                     50             35                  93                67
   Insurance Fees (a)                                                    41             32                  80                63
   Loan Commitment Fees                                                  36             32                  67                70
   Other Fees                                                           124            106                 254               213
                                                                  ---------        -------           ---------         ---------
     Total                                                        $     587        $   509           $   1,140         $   1,019
                                                                  =========        =======           =========         =========


(a) Insurance amounts exclude certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.


Mortgage servicing fees increased by 57% and 34% for the second quarter and first half of 1999, respectively, due to a larger servicing balance. The servicing portfolio increased 33% from prior year levels due to higher origination volume. Brokerage and investment services rose $15 million in the second quarter and $26 million in the first half, due to a significant increase in customer activity through Brown & Company, Chase's discount brokerage firm. In the past year, Brown & Company has tripled its average trades per day to approximately 35,000, two-thirds of which are now on-line. Higher insurance fees in both the 1999 second quarter and first half reflected increased business volume. Other fees rose in both the second quarter and for the first half of 1999 due to ATM fees charged to non-Chase customers, new cash management products and higher business volume across a number of products.

OTHER REVENUE

                                                                             SECOND QUARTER                    SIX MONTHS
                                                                          --------------------             ------------------
(in millions)                                                             1999            1998             1999          1998
                                                                          ----            ----             ----          ----
Residential Mortgage Origination/Sales Activities                      $      88       $     84         $   180       $    136
All Other Revenue                                                             97            151             176            193
                                                                       ---------       --------         -------       --------
    Operating Other Revenue                                                  185            235             356            329
Gains on Sales of a Non-strategic Building and Branches                      166             --             166             --
Other Revenue - Credit Card Securitizations                                    5             (2)             12             --
                                                                       ---------       ---------        -------       --------
    Reported Other Revenue                                             $     356       $    233         $   534       $    329
                                                                       =========       ========         =======       ========

Other revenue on a reported basis increased for both 1999 periods, when compared with the same 1998 periods. The 1999 second quarter results included $166 million in gains from sales of nonstrategic assets, of which $95 million was from the sale of One New York Plaza and $71 million was from the sale of branches in Beaumont, Texas.

Other revenue on an operating basis decreased $50 million in the 1999 second quarter and increased $27 million for the first six months, compared with the same 1998 periods. The 1999 second quarter results included gains from the sale of student loans, while the 1998 second quarter results included gains from the sale of a variety of assets. Contributing to the 1999 six month increase was higher revenue from residential mortgage originations and sales activities, a reflection of the favorable interest-rate environment in early 1999, as well as higher revenues from the Octagon Credit Investment Fund, which was established late in the 1998 first quarter.

NONINTEREST EXPENSE
Total reported noninterest expense was $3.07 billion in the 1999 second quarter and $6.01 billion in the first half of 1999. The second quarter of 1999 included a special contribution to The Chase Manhattan Foundation totaling $100 million. Operating noninterest expense increased 9% and 11% for the second quarter and first half of 1999, respectively, reflecting technology-related costs, incentive costs tied to higher market-sensitive revenues and a change in the long-term compensation program of the Global Bank. Chase continues to manage its operating noninterest expense to support its revenue growth.

(in millions)                                                             SECOND QUARTER                       SIX MONTHS
                                                                      --------------------               ----------------------
                                                                      1999            1998               1999              1998
                                                                      ----            ----               ----              ----
Salaries                                                          $   1,416        $   1,270         $    2,800        $   2,524
Employee Benefits                                                       238              215                493              439
Occupancy Expense                                                       206              191                424              380
Equipment Expense                                                       239              212                482              421
Other Expense                                                           866              824              1,706            1,564
                                                                  ---------        ---------         ----------        ---------
   Operating Noninterest Expense                                      2,965            2,712              5,905            5,328
Special Contribution to the Foundation (a)                              100               --                100               --
Restructuring Costs                                                      --                8                 --              529
Foreclosed Property Expense (b)                                           3                2                  8                6
                                                                  ---------        ---------         ----------        ---------
   Reported Noninterest Expense                                   $   3,068        $   2,722         $    6,013        $   5,863
                                                                  =========        =========         ==========        =========

Efficiency Ratio (c)                                                     54%              57%                56%              57%
Operating Efficiency Ratio (c) (d)                                       52%              54%                53%              53%


(a) Represents a $100 million special contribution to The Chase Manhattan Foundation.
(b) Included within Other Expense on the Consolidated Statement of Income. For purposes of reviewing the results on an operating basis, these expenses are reflected in Credit Costs.
(c) Excludes restructuring costs, foreclosed property expense, costs associated with the REIT and special items.
(d)      Excludes the impact of credit card securitizations.


The increase in salaries and employee benefits for the 1999 second quarter and first half was due to higher incentive costs, mainly driven by higher market-sensitive revenues and a change in the long-term compensation program of the Global Bank. Also contributing to the increase was the net addition of 2,712 full-time equivalent employees as a result of acquisitions (in the mortgage, credit card, and custody and fiduciary services businesses) and growth in certain businesses.

FULL-TIME EQUIVALENT EMPLOYEES                          JUNE 30,        June 30,
                                                          1999            1998
                                                          ----            ----
Domestic Offices                                         62,300          60,074
Foreign Offices                                          11,105          10,619
                                                         ------          ------
     Total Full-Time Equivalent Employees                73,405          70,693
                                                         ======          ======


OCCUPANCY AND EQUIPMENT EXPENSE
Occupancy expense increased $15 million in the 1999 second quarter and $44 million during the first six months of 1999 when compared with the second quarter and first six months of 1998. The increases were primarily due to higher rental costs resulting from business expansions and acquisitions occurring during the latter half of 1998. The higher level of equipment expense during the 1999 second quarter and first six months was the result of an increase in depreciation expense from the capitalization of costs related to more advanced hardware systems across all businesses. The increase was also related to higher rental costs for Year 2000 compliant computer equipment. For a further discussion of Year 2000 efforts, see Operating Risk Management section on page 33.

OTHER EXPENSE

(in millions)                                                             SECOND QUARTER                       SIX MONTHS
                                                                      --------------------               ----------------------
                                                                      1999            1998               1999              1998
                                                                      ----            ----               ----              ----
     Professional Services                                        $     178        $     161         $      340        $     303
     Marketing Expense                                                  114              108                228              198
     Telecommunications                                                  97               91                188              168
     Amortization of Intangibles                                         76               64                149              125
     Travel and Entertainment                                            59               67                109              119
     Minority Interest (a)                                               12               12                 25               24
     Foreclosed Property Expense                                          3                2                  8                6
     Special Contribution to the Foundation (b)                         100               --                100               --
     All Other                                                          330              321                667              627
                                                                  ---------        ---------         ----------        ---------
       Total                                                      $     969        $     826         $    1,814        $   1,570
                                                                  =========        =========         ==========        =========


(a) Includes REIT minority interest expense of $11 million in each quarter.
(b) Represents a $100 million special contribution to The Chase Manhattan Foundation.


Other expenses for the 1999 second quarter and first six months increased $143 million and $244 million, respectively, when compared with the second quarter and first six months of 1998. Professional services costs for both 1999 periods reflected a higher level of contract computer professionals associated with the Year 2000 efforts. The increase in marketing expenses was due to higher costs at Chase Cardmember Services and for the Chase brand campaign. The rise in telecommunications costs primarily reflects both installation and usage stemming from the growth in business volume at all of Chase's major franchises. The purchase of a global custody business during the fourth quarter 1998 contributed to the increase in the amortization of intangibles. All other expenses for the 1999 first six months increased $40 million when compared to the same period of 1998, reflecting a growth in business volume at Chase Cardmember Services and the global custody acquisition. In the second quarter of 1999, a $100 million special contribution was made to The Chase Manhattan Foundation in order to increase the endowment of the foundation. This contribution is treated as a special item.

RESTRUCTURING COSTS
For a discussion of Chase's restructuring costs, see Note Four on page 8 of this Form 10-Q.

CREDIT COSTS
Credit costs include provisions for loan losses, foreclosed property expense and credit costs associated with credit card securitizations. The following table shows the components of credit costs.


                                                                          SECOND QUARTER                       SIX MONTHS
                                                                       --------------------              ----------------------
(in millions)                                                          1999            1998              1999              1998
-------------                                                          ----            ----              ----              ----
Provision for Loan Losses                                            $    388       $     328        $      769        $     660
Credit Costs Associated with Credit Card Securitizations                  246             286               515              566
Foreclosed Property Expense (a)                                             3               2                 8                6
                                                                     --------       ---------        ----------        ---------
Operating Credit Costs (b)                                           $    637       $     616        $    1,292        $   1,232
                                                                     ========       =========        ==========        =========


(a)   Included in Other Expense on the Consolidated Statement of Income.
(b) Excludes provision for risk management instrument credit losses of $10 million in the second quarter of 1998 and $22 million for the first six months of 1998, which are netted against trading revenue. Prior periods have been restated.


Credit costs in 1999 increased from the respective 1998 levels, primarily due to higher credit losses and lower recoveries in the domestic commercial portfolio. For a discussion of Chase's net charge-offs, see page 26.

INCOME TAXES
Chase recognized income tax expense of $767 million in the second quarter of 1999 compared with $631 million in the second quarter of 1998. For the first six months, Chase recorded income tax expense of $1.41 billion in 1999, compared with $1.06 billion in 1998. The effective tax rates were 35.5% for both 1999 periods and 37.0% for both 1998 periods.

CREDIT RISK MANAGEMENT

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1998 and should be read in conjunction with pages 29-35 and 50-51 of Chase's 1998 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

                                                                                                         PAST DUE 90 DAYS & OVER
                                            CREDIT-RELATED ASSETS          NONPERFORMING ASSETS            AND STILL ACCRUING
                                             ----------------------        ------------------------       ----------------------
                                             JUNE 30,       Dec 31,        JUNE 30,         Dec 31,        JUNE 30,      Dec 31,
(in millions)                                 1999          1998            1999            1998             1999         1998
                                              ----          ----            ----            ----             ----         ----
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages        $     42,003    $    41,831      $     303      $    313         $      1     $      3
  Credit Card - Reported                        15,270         14,229             --            --              270          302
  Credit Card Securitizations (a)               16,944         18,033             --            --              301          379
                                          ------------    -----------      ---------      --------         --------     --------
  Credit Card - Managed                         32,214         32,262             --            --              571          681
  Auto Financings                               18,301         16,456             59            50               14           20
  Other Consumer                                 6,299          8,375              5             6               52           97
                                          ------------    -----------      ---------      --------         --------     --------
Total Domestic Consumer                         98,817         98,924            367           369              638          801
Foreign Consumer                                 2,860          2,939             27            23               11           10
                                          ------------    -----------      ---------      --------         --------     --------
TOTAL CONSUMER                                 101,677        101,863            394           392              649          811
                                          ------------    -----------      ---------      --------         --------     --------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                     45,942         43,123            381           331               15           42
  Commercial Real Estate                         3,733          3,984             52            41                7            1
  Financial Institutions                         6,095          6,583             24             1                2           --
                                          ------------    -----------      ---------      --------         --------     --------
Total Domestic Commercial                       55,770         53,690            457           373               24           43
Foreign Commercial:
  Commercial and Industrial                     25,894         25,532            556           603               13            7
  Commercial Real Estate                           293            367             --            --               --           --
  Financial Institutions                         4,263          4,537             31            22               20           24
  Foreign Governments                            4,088          4,798             54            50               --           --
                                          ------------    -----------      ---------      --------         --------     --------
Total Foreign Commercial                        34,538         35,234            641           675               33           31
Derivative and FX Contracts                     25,558         33,255             36            50               --           --
                                          ------------    -----------      ---------      --------         --------     --------
TOTAL COMMERCIAL CREDIT-RELATED                115,866        122,179          1,134         1,098               57           74
                                          ------------    -----------      ---------      --------         --------     --------
Total Managed Credit-Related              $    217,543    $   224,042          1,528         1,490         $    706     $    885
                                          ============    ===========      ---------      --------         ========     ========
Assets Acquired as Loan Satisfactions                                            105           116
                                                                           ---------      --------
TOTAL NONPERFORMING ASSETS                                                 $   1,633      $  1,606
                                                                           =========      ========



                                                                                 NET CHARGE-OFFS
                                                        -------------------------------------------------------------------
                                                            Second Quarter                               Six Months
                                                        -----------------------               -----------------------------
(in millions)                                           1999               1998               1999                     1998
                                                        ----               ----               ----                     ----
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages                    $       9          $       6           $     10               $      16
  Credit Card - Reported                                    218                184                434                     363
  Credit Card Securitizations (a)                           246                286                515                     566
                                                      ---------          ---------           --------               ---------
  Credit Card-Managed                                       464                470                949                     929
  Auto Financings                                            19                 18                 38                      41
  Other Consumer                                             47                 43                 95                      84
                                                      ---------          ---------           --------               ---------
Total Domestic Consumer                                     539                537              1,092                   1,070
Foreign Consumer                                              9                  5                 18                       8
                                                      ---------          ---------           --------               ---------
TOTAL CONSUMER                                              548                542              1,110                   1,078
                                                      ---------          ---------           --------               ---------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                                  29                (26)                49                     (17)
  Commercial Real Estate                                     (2)                (3)               (11)                     (6)
  Financial Institutions                                      3                 (1)                28                      (1)
                                                      ---------          ---------           --------               ---------
Total Domestic Commercial                                    30                (30)                66                     (24)
Foreign Commercial:
  Commercial and Industrial                                  58                108                110                     164
  Commercial Real Estate                                     --                 --                 --                      --
  Financial Institutions                                     (1)                (5)                (2)                     10
  Foreign Governments                                        (1)                (1)                (1)                     (2)
                                                      ---------          ---------           --------               ---------
Total Foreign Commercial                                     56                102                107                     172
                                                      ---------          ---------           --------               ---------
TOTAL COMMERCIAL                                             86                 72                173                     148
                                                      ---------          ---------           --------               ---------
TOTAL MANAGED LOANS (b)                               $     634          $     614           $  1,283               $   1,226
                                                      =========          =========           ========               =========


(a) Represents the portion of Chase's credit card receivables that have been securitized.
(b) Excludes charge-offs for risk management instruments of $10 million in the second quarter of 1998 and $22 million for the first six months of 1998, which are netted against trading revenues.

Chase's managed credit-related assets totaled $218 billion at June 30, 1999, a decrease of $6 billion, or 3%, during the first six months of 1999. The decrease was primarily due to lower derivative and foreign exchange receivables, as loan balances remained relatively stable.

Chase's nonperforming assets at June 30, 1999 increased $27 million, or 2%, from the 1998 year-end level. This increase occurred primarily in the domestic commercial loan portfolio and was partially offset by a decrease in the foreign commercial loan portfolio.

Total net charge-offs on a retained basis increased by $60 million during the 1999 second quarter and by $108 million for the first six months of 1999, when compared to the same periods in 1998. Managed net charge-offs increased in both 1999 periods by $20 million and $57 million, respectively. The increase in net charge-offs on both a managed and retained basis is primarily due to increased charge-off levels in the retained credit card portfolio and lower recoveries in the domestic commercial and industrial loan portfolio. These increases were partially offset by lower levels of net charge-offs in the securitized credit card and foreign commercial loan portfolios.

Management expects that credit costs, on a managed basis, will remain relatively stable over the remainder of 1999 and for full year 1999 will be of a similar magnitude to total credit costs incurred in 1998. For the consumer portfolio, management expects net charge-off rates will be approximately the same as in 1998; however, reported net charge-offs will vary depending on the level of credit card securitizations completed during the year.

AVERAGE ANNUAL NET CHARGE-OFF RATES

                                                         SECOND QUARTER                    SIX MONTHS
                                                      --------------------             ------------------
                                                      1999            1998             1999          1998
                                                      ----            ----             ----          ----
Consumer Loans:
    1-4 Family Residential Mortgages                   .08%            .06%             .05%          .08%
    Credit Card-Managed (a)                           5.80            5.94             5.95          5.82
    Auto Financings                                    .42             .53              .43           .60
    Other Consumer (b)                                2.01            1.47             1.95          1.41
Total Consumer Loans                                  2.13            2.18             2.16          2.17
Total Commercial Loans (b)                             .39             .33              .39           .34
Total Managed Loans                                   1.33            1.32             1.34          1.31

(a)      Includes domestic and foreign credit card activity.
(b)      Includes foreign loans.


CONSUMER LOAN PORTFOLIO
Residential Mortgage Loans: Residential mortgage loans outstanding remained stable at June 30, 1999, when compared with year-end balances, while the level of nonperforming domestic residential mortgage loans decreased by 3%. The loss rate of .08% for the 1999 second quarter was up slightly from the previous year. However, for the first six months of 1999, net charge-offs decreased by $6 million when compared to the same period in 1998. This portfolio's asset quality continues to be strong.

Credit Card Loans: Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Average managed credit card receivables increased slightly for the three and six month periods ended June 30, 1999, compared with the same periods last year. The decrease in the net charge-off percentage rate for the second quarter of 1999 was a result of lower customer bankruptcy levels.

MANAGED CREDIT CARD PORTFOLIO (a)

                                                                         As of or for the                 As of or for the
                                                                        Three Months Ended                Six months Ended
                                                                              June 30,                          June 30,
                                                                       -----------------------             --------------------
(in millions, except ratios)                                           1999               1998             1999            1998
                                                                       ----               ----             ----            ----
Average Credit Card Receivables                                   $     32,553       $    31,906       $    32,323      $  32,155
Past Due 90 Days or More and Accruing                             $        587       $       658       $       587      $     658
  As a Percentage of Average Credit Card Receivables                      1.80%             2.06%             1.82%          2.05%
Net Charge-offs                                                   $        472       $       474       $       962      $     936
  As a Percentage of Average Credit Card Receivables                      5.80%             5.94%             5.95%          5.82%

(a) Includes domestic and foreign credit card activity.

Auto Financings: Auto financings outstanding increased 11%, reflecting continued strong consumer demand due to favorable pricing programs. Total originations were $6.7 billion in the first six months of 1999, an increase of 14% when compared with the same 1998 period. The charge-off rates of .42% for the second quarter and .43% for the first six months of 1999 are indicative of the selective approach to asset origination.

Other Consumer: Other consumer loans decreased 25% from the year-end level due to the sale of student loans during the first six months of 1999.

COMMERCIAL PORTFOLIO
The domestic commercial portfolio at June 30, 1999 increased $2.1 billion from the year-end level. Net charge-offs were $30 million during the 1999 second quarter and $66 million for the first half of 1999, compared with net recoveries in the same prior year periods. The net charge-offs for the portfolio remained at a low level, indicative of the portfolio's diversification and strong credit quality.

The foreign commercial portfolio totaled $34.5 billion at June 30, 1999 and outstandings and nonperforming loan levels both declined slightly from 1998 year-end levels. Net charge-off levels for the 1999 second quarter and first half decreased in comparison with the prior year by $46 million, or 45%, and $65 million, or 38%, respectively, due to stabilizing financial conditions in Asia.

COUNTRY EXPOSURE
The following table presents Chase's country exposure to Asia and Latin America. Country exposure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. For a further discussion of Chase's country exposure, see pages 33-34 of Chase's 1998 Annual Report.


SELECTED COUNTRY EXPOSURE (a)

                                                               AT JUNE 30, 1999                                 At Dec 31, 1998
                                  -------------------------------------------------------------------     ------------------------
                                                                                             COUNTRY
                                                          GROSS                  NET         RELATED                      Country
                                  LENDING-   TRADING-     LOCAL     LESS     CROSS-BORDER     RESALE         Net          Related
(in billions)                     RELATED    RELATED     COUNTRY    LOCAL     EXPOSURE      AGREEMENTS    Cross-Border     Resale
                                    (b)        (c)        ASSETS   FUNDING       (a)           (a)         Exposure      Agreements
                                    ---        ---        ------   -------       ---           ---         --------      ----------
LATIN AMERICA
Brazil                            $  1.5     $  0.3      $  0.8    $ (0.7)     $   1.9        $  1.0        $   2.3       $   0.9
Argentina                            1.8        0.3         0.3      (0.3)         2.1           0.7            2.3           0.5
Mexico                               1.1        0.6         0.3      (0.3)         1.7           0.4            1.8           0.4
Chile                                1.0         --         0.2      (0.2)         1.0            --            0.9            --
Colombia                             0.7         --          --        --          0.7            --            0.8            --
Venezuela                            0.2        0.1          --        --          0.3           0.2            0.4            --
All Other Latin America (d)          0.4        0.3         0.8      (0.8)         0.7           0.1            1.0            --
                                  ------     ------      ------    -------     -------        ------        -------       -------
  Total Latin America             $  6.7     $  1.6      $  2.4    $ (2.3)     $   8.4        $  2.4        $   9.5       $   1.8
                                  ======     ======      ======    =======     =======        ======        =======       =======

ASIAN IMF COUNTRIES
South Korea                       $  0.9     $  0.2      $  0.9    $ (0.5)     $   1.5        $  0.1        $   2.4       $    --
Indonesia                            1.0        0.1         0.1      (0.1)         1.1            --            1.2            --
Thailand                             0.2        0.1         0.8      (0.1)         1.0            --            0.9            --
                                  ------     ------      ------    -------     -------        ------        -------       -------
  Subtotal                           2.1        0.4         1.8      (0.7)         3.6           0.1            4.5            --

OTHER EMERGING ASIA
Hong Kong                            0.6        0.1         4.7      (4.7)         0.7            --            0.8            --
Singapore                            0.6        0.1         0.3      (0.3)         0.7            --            0.8            --
Philippines                          0.2        0.1         0.2      (0.2)         0.3            --            0.6            --
Malaysia                             0.2         --         0.6      (0.1)         0.7            --            0.6            --
China                                0.3        0.4         0.2      (0.1)         0.8            --            0.6            --
All Other Asia                       0.4        0.1         0.3      (0.3)         0.5            --            0.5            --
                                  ------     ------      ------    -------     -------        ------        -------       -------
  Total Asia excluding Japan,
   Australia and New Zealand      $  4.4     $  1.2      $  8.1    $ (6.4)     $   7.3        $  0.1        $   8.4       $    --
                                  ======     ======      ======    =======     =======        ======        =======       =======

Japan                             $  2.8     $  2.3      $  1.8    $ (1.8)     $   5.1        $  1.3        $   5.2       $   1.7
Australia                            0.4        0.4         2.5      (2.1)         1.2            --            1.9            --
New Zealand                          0.1        0.2          --         --         0.3            --            0.6            --
                                  ------     ------      ------    -------     -------        ------        -------       -------

  Total Japan, Australia
   and New Zealand                $  3.3     $  2.9      $  4.3    $ (3.9)     $   6.6        $  1.3        $   7.7       $   1.7
                                  ======     ======      ======    =======     =======        ======        =======       =======


(a) Country exposure is based on FFIEC guidelines governing the determination of cross-border risk. Under FFIEC guidelines, resale agreements are reported by the country of the issuer of the underlying security. Chase, however, does not consider the cross-border risk of resale agreements to depend upon the country of the issuer of the underlying security and, as a result, has presented these amounts separately in the above table.
(b) Includes loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(c) Includes cross-border trading debt and equity instruments and the mark-to-market exposure of foreign exchange and derivative contracts. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(d)  Excludes Bermuda and Cayman Islands.

At June 30, 1999, Chase had approximately $64 million in lending and trading related exposure to Russia, a decrease of $32 million from December 31, 1998. Chase also had at June 30, 1999 approximately $30 million in resale agreements with non-Russian counterparties collateralized by non-ruble denominated Russian debt, a decrease of $57 million from the 1998 year-end.

Chase significantly reduced its exposure to emerging markets in Asia and Latin America from a year ago (by 30% and 19%, respectively) and further lowered its exposure to Asia from year-end (by 12%). Total nonperforming assets in Asia increased by $21 million from 1998 year-end to $522 million at June 30, 1999. Asian commercial loan net charge-offs for the 1999 second quarter and first six months were $71 million and $130 million, respectively, compared with $112 million and $192 million, respectively, in the same 1998 periods. There were no charge-offs for Latin American commercial loans during the first six months of 1999.

Management completed a strategic review of its cross-border activities during the first quarter of 1999. As a result of that review, management believes that Chase's current levels of cross-border exposure reflect appropriate levels of business, market, credit and capital risk in light of Chase's cross-border business activities and, accordingly, management currently does not expect there will be significant changes in Chase's cross-border exposures over the balance of 1999.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
For a discussion of the derivative and foreign exchange contracts utilized in connection with Chase's trading and ALM activities, see pages 34-35 and Notes One and Nineteen of Chase's 1998 Annual Report. Chase's counterparties in derivatives and foreign exchange are primarily investment grade financial institutions, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 1999 and December 31, 1998.

                                    AT JUNE 30, 1999                                            At December 31, 1998
                      INTEREST      FOREIGN          EQUITY,                   Interest      Foreign        Equity,
                        RATE       EXCHANGE       COMMODITY AND                  Rate       Exchange     Commodity and
                      CONTRACTS    CONTRACTS     OTHER CONTRACTS    TOTAL      Contracts    Contracts   Other Contracts     Total
                      ---------    ---------     ---------------    -----      ---------    ---------   ---------------     -----
Less than 1 year           16%         92%            30%             33%          15%          93%           38%            37%
1 to 5 years               51           6             67              42           48            5            59             37
Over 5 years               33           2              3              25           37            2             3             26
                         ----        ----            ---             ---          ---          ---           ---            ---
Total                     100%        100%           100%            100%         100%         100%          100%           100%
                         ====        ====            ===             ===          ===          ===           ===            ===

At June 30, 1999, nonperforming derivative contracts were $36 million, compared with $50 million at December 31, 1998. The decrease in nonperforming derivative contracts was due to stabilizing financial conditions in Asia since the 1998 fourth quarter.

ALLOWANCES FOR CREDIT LOSSES
The following discussion of Chase's allowances for credit losses focuses primarily on developments since December 31, 1998 and should be read in conjunction with page 35 and Notes One and Five of Chase's 1998 Annual Report.


(in millions, except ratios)

                                                                          JUNE 30,         June 30,
Allowances for Credit Losses: (a)                                           1999             1998
                                                                            ----             ----
    Loans                                                               $    3,554        $    3,629
    Lending-Related Commitments                                                170               170


                                                                              SECOND QUARTER                     SIX MONTHS
                                                                           ---------------------             ------------------
                                                                           1999             1998             1999          1998
                                                                           ----             ----             ----          ----
    Allowance for Loan Losses at Beginning of Period                    $    3,552       $   3,622        $   3,552    $   3,624
    Provision for Loan Losses                                                  388             328              769          660
    Charge-Offs                                                               (449)           (427)            (901)        (834)
    Recoveries                                                                  61              99              133          174
                                                                        ----------       ---------        ---------    ---------
      Net Charge-Offs                                                         (388)           (328)            (768)        (660)
    Other                                                                        2               7                1            5
                                                                        ----------       ---------        ---------    ---------
    Allowance for Loan Losses at End of Period                          $    3,554       $   3,629        $   3,554    $   3,629
                                                                        ==========       =========        =========    =========


Allowance for Loan Losses to:
    Nonperforming Loans                             238%               297%
    Loans at Period-End                             2.03               2.15
    Average Loans (Six Months)                      2.05               2.15


(a) During the second quarter of 1999, Chase reclassified the Allowance for Credit Losses on Risk Management Instruments to be included as part of the valuation of its Trading Assets: Risk Management Instruments.


Chase deems its allowances for credit losses at June 30, 1999 to be adequate (i.e., sufficient to absorb losses that may currently exist for all credit activities, but are not yet identifiable). Estimating losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowances for credit losses.

MARKET RISK MANAGEMENT

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1998 and should be read in conjunction with pages 36-39 and Notes One and Nineteen of Chase's 1998 Annual Report.

The total VAR for Chase's trading portfolio, market risk-related ALM portfolio, and aggregate portfolio as of and for the twelve-month period ended June 30, 1999 were as follows:

                                 Mark-to-Market Trading Portfolio                    Market Risk-Related ALM Activities
                            ---------------------------------------------        ----------------------------------------------
                                   Twelve-Month Period                                    Twelve-Month Period
                                    Ended June 30, 1999               At                   Ended June 30, 1999             At
                            ----------------------------------     June 30,      ----------------------------------     June 30,
                            Average      Minimum       Maximum       1999        Average      Minimum       Maximum       1999
(in millions)                 VAR          VAR           VAR          VAR          VAR          VAR           VAR          VAR
                              ---          ---           ---          ---          ---          ---           ---          ---
Interest Rate             $   20.7    $     10.7    $   36.8      $  20.7       $   69.5     $   41.5     $   94.0      $ 79.6
Foreign Exchange               8.5           2.2        21.6         11.0             ---         ---          ---         ---
Commodities                    3.2           1.9         5.0          2.6             ---         ---          ---         ---
Equities                       5.3           1.9        10.1          4.9             ---         ---          ---         ---
Fund Investments (a)           4.2           4.1         4.4          4.4            15.0        14.6         15.4        14.6
Less:
  Portfolio
    Diversification          (18.0)         (8.5)      (33.0)       (19.8)         (14.9)       (14.6)       (15.4)      (13.3)
                          --------    ----------    --------      -------       --------     --------     --------      ------
    Total VAR             $   23.9    $     12.3    $   44.9      $  23.8       $   69.6     $   41.5     $   94.0      $ 80.9
                          ========    ==========    ========      =======       ========     ========     ========      ======


                                                                               Aggregate Portfolio
                                                              Average VAR
                                                     Twelve-Month Period Ended                              VAR at
                                               --------------------------------------         ----------------------------------
                                               June 30, 1999            June 30, 1998         June 30, 1999        June 30, 1998
                                               -------------            -------------         -------------        -------------
Marked-to-Market Trading Portfolio              $       23.9             $     24.4            $      23.8           $     28.9
Market Risk-Related ALM Activities                      69.6                   47.6                   80.9                 45.0
Less:  Portfolio Diversification                       (21.7)                 (18.2)                 (20.7)               (22.6)
                                                ------------             ----------            -----------           ----------
         Aggregate VAR                          $       71.8             $     53.8            $      84.0           $     51.3
                                                ============             ==========            ===========           ==========


(a) Fund Investments represent Chase's exposure to hedge fund activities.


Chase's average aggregate VAR (VAR for both trading and ALM activities) for the twelve-month period ended June 30, 1999 was $71.8 million and at June 30, 1999 was $84.0 million. Chase's aggregate average and period-end VARs are less than the sum of the respective trading and ALM VARs shown in the above table (by $21.7 million and $20.7 million, respectively) due to risk offsets, resulting from portfolio diversification which occurs across the trading and ALM portfolios. The increases in the aggregate VAR levels for 1999 were primarily the result of the adverse market conditions that existed in the 1998 third quarter.

Chase conducts daily VAR backtesting for both regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and internal evaluation of VAR against trading revenues. For mark-to-market activities, there were 2 days during the twelve months ended June 30, 1999 in which a daily trading loss exceeded that day's VAR. This compares to an expected number of approximately 3 days under Chase's VAR model. These losses occurred during the third quarter of 1998 and resulted from the adverse market conditions in effect at that time.

The following chart contains a histogram of Chase's daily market risk-related revenue, which is defined as the daily change in value of mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Chase posted positive daily market risk-related revenue for 231 out of 259 business trading days, with 60 business days exceeding positive $20 million. Chase incurred five daily trading losses in excess of negative $20 million over the past twelve months. All five daily trading losses occurred in the 1998 third quarter and resulted from the adverse global market conditions of that period.

   [Graphic of Daily Market Risk-Related Revenue - See Appendix I]











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

Chase, as part of its ALM process, employs a variety of instruments including securities and derivatives in managing its exposure to fluctuations in interest rates. At year end, Chase presented its market risk exposure in the form of an aggregate net gap position. In net gap analysis, assets, liabilities and derivative instruments are placed in gap intervals based on their repricing dates. For a more complete discussion of gap analysis, see page 38 of the 1998 Annual Report. Although gap analysis is a widely used representation of interest rate risk, it is limited in that it does not include the impact of factors such as basis risk. Basis risk results from the fact that assets may be repriced on a different interest rate index than liabilities (for instance, LIBOR vs. prime rate repricing). In addition, the position risk presented in gap analysis cannot reveal the impact of other factors, such as pricing strategies on consumer and business deposits or changes in balance sheet mix, on Chase's earnings or economic value.

In order to improve its management of interest rate exposure and as part of the convergence of the ALM and market risk management processes, Chase implemented during the first quarter of 1999 a new measure to estimate the potential change in value to Chase's ALM portfolio as a result of changes in interest rates. This new measure is used in conjunction with existing earnings simulation measures. The new measure, which is called "Basis Point Value" (BPV), quantifies the change in the economic value of Chase's ALM portfolio (non-trading on- and off-balance sheet positions) that would result from a 1 basis point change in interest rates. This same measure is also used to quantify the economic value sensitivity of the ALM positions to basis risk.

At June 30, 1999, Chase had a BPV value of $5.0 million (pre-tax), indicating that the economic value of Chase's ALM positions would decline $5.0 million for every 1 basis point increase in interest rates, assuming all rates moved in parallel together. This compares with a BPV of $6.4 million at December 31, 1998. The BPV measure is generally "symmetrical"; that is, a 1 basis point decrease in interest rates at June 30, 1999 would result in a $5.0 million (pre-tax) increase in economic value. The BPV measure includes exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar interest rates in currency markets in which Chase does business. Since U.S. dollar interest rates and non-U.S. dollar interest rates may not move in tandem, the reported BPV value may not represent the actual change in economic value of Chases' ALM portfolio.

At June 30, 1999, based on Chase's simulation models and applying immediate increases to various market interest rates (100 bp increase for US dollar - denominated positions and a range from 100 bp to 1500 bp increases for non-US dollar - denominated positions), earnings at risk over the next twelve months are estimated to be approximately 3% of projected 1999 net income. During 1998, Chase's earnings at risk to an immediate rise in interest rates averaged less than 4% of net income for 1998. The hypothetical rate shocks are used to calculate risk that Chase believes to be reasonably possible of occurring in the near term, but these scenarios do not necessarily represent management's current view of future market interest rate developments.

Impact of ALM Derivative Activity:
The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities at June 30, 1999 and December 31, 1998.

                                                                            JUNE 30,             December 31,
(in millions)                                                                 1999                   1998            Change
                                                                              ----                   ----            ------
ALM Derivative Contracts:
  Net Deferred Gains                                                       $     486              $      402        $    84
  Net Unrecognized Gains (Losses) (a)                                           (492)                    110           (602)
                                                                           ----------             ----------        --------
      Net ALM Derivative Gains (Losses)                                    $      (6)             $      512        $  (518)
                                                                           ==========             ==========        ========

(a) These net unrecognized gains/(losses) do not include the net unfavorable/(favorable) impact from the assets/liabilities being hedged by these derivative contracts.



LIQUIDITY RISK MANAGEMENT

The following liquidity and capital discussion should be read in conjunction with the Liquidity Risk Management section on pages 40-41 and Note Eighteen of Chase's 1998 Annual Report.

LIQUIDITY
During the first six months of 1999, Chase issued $3.3 billion of long-term debt and capital securities of subsidiaries, more than offsetting $1.8 billion of long-term debt that matured and $277 million that was redeemed.

For a discussion of liquidity risk related to Year 2000, see the Operating Risk Management section of this Form 10-Q on pages 33 and 34, and pages 41-42 of Chase's 1998 Annual Report.

CAPITAL
Chase's capital levels at June 30, 1999 remained strong, with capital ratios well in excess of regulatory guidelines. At June 30, 1999, the Tier 1 and Total Capital ratios were 8.4% and 12.0%, respectively, and the Tier 1 leverage ratio was 6.8%.

Management believes a reasonable long-term growth rate for balance sheet assets is approximately 6% - 7%. However, during the first half of 1999, Chase's balance sheet assets decreased by 2%, primarily as a result of continued focus on removing non-positive SVA assets from the balance sheet. The following table shows the impact this disciplined approach has had on the growth in Chase's risk-weighted assets.

                                    JUNE 30,           Increase During          Dec 31,         Increase During      June 30,
                                      1999             18 Month Period           1997           18 Month Period        1996
                                      ----             ---------------           ----           ---------------        ----
($ in billions)
Risk-Weighted Assets                $   292                  2%                 $ 286                 20%            $   238


At June 30, 1999, the Tier 1 capital ratio was the same as at March 31, 1999, and had increased from year-end 1998, notwithstanding net equity purchases during the second quarter of approximately $968 million and for the first six months of approximately $1.8 billion. These results were due to strong income growth, with minimal growth in risk-weighted assets, during the first six months of 1999.

Management's current intention is to target a Tier 1 ratio in the range of 8% to 8.25% over the long term, recognizing that the Tier 1 ratio may be outside that range from time to time, as it was at the end of both quarters of 1999. Capital generated in excess of this target ratio will be used to purchase Chase common stock or for future reinvestment and acquisition opportunities.

The following table shows the sources and uses of Chase's free cash flow for the periods indicated.



                                                                                                        FULL YEAR
                                                                        SIX MONTHS                ---------------------
(in billions)                                                               1999                  1998              1997
                                                                            ----                  ----              ----
SOURCES OF FREE CASH FLOW
   Operating Earnings Less Dividends                                     $      1.8            $    2.7         $     2.5
   Plus:  Preferred Stock and Equivalents / Special Items                       0.4                (0.4)              1.0
   Less:  Capital for Internal Growth                                          (0.2)               (0.3)             (2.5)
                                                                         ----------            ---------        ----------
Total Sources of Free Cash Flow                                          $      2.0            $    2.0         $     1.0
                                                                         ==========            ========         =========

USES OF FREE CASH FLOW
   Increases (Decreases) in Capital Ratios                               $      0.2            $    1.3         $    (0.6)
   Acquisitions                                                                --                   0.8               0.4
   Net Repurchases (Issuances)                                                  1.8                (0.1)              1.2
                                                                         ----------            --------         ---------
Total Uses of Free Cash Flow                                             $      2.0            $    2.0         $     1.0
                                                                         ==========            ========         =========


During the first six months of 1999, $2.0 billion of free cash flow was generated, the same amount as for full year 1998 and twice that for full year 1997, as less capital was needed for internal growth (as was the case in 1997), or to bolster capital ratios (as was the case in 1998). The excess cash in 1999 was primarily used for equity repurchases.

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

Under its equity repurchase program, which became effective January 4, 1999, Chase may repurchase up to $3 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts that may need to be purchased to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans. As of June 30, 1999, Chase repurchased approximately net $1.8 billion.

At June 30, 1999, the total capitalization of Chase (the sum of Tier 1 and Tier 2 capital) was $35.0 billion, an increase of $177 million from December 31, 1998. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period and new issuance of capital securities of subsidiaries qualifying as Tier 1 capital, partially offset by common stock repurchases and a net decline in debt issuances qualifying as Tier 2 capital.


OPERATING RISK MANAGEMENT

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1998.

Year 2000: Chase's Year 2000 efforts, including a description of each of the items listed in the table below, are discussed on pages 41-42 of Chase's 1998 Annual Report and on pages 32-33 of Chase's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("First Quarter 10-Q"). The information below updates Chase's Year 2000 disclosures.

Chase achieved near-perfect compliance with the June 30, 1999 milestones for "mission-critical" systems applications established by the federal bank regulatory authorities. The status of Chase's Year 2000 remediation and testing efforts, for both "mission-critical" and "non-mission-critical" systems at June 30, 1999 is set forth below.

                                                               %  REMEDIATED AT JUNE 30, 1999 (a)
                                                               ----------------------------------
                                                           Forecasted                          Actual
                                                           ----------                          ------
TYPE OF SYSTEM
Technical Infrastructure                                     100%                              100% (b)
Business Software Applications                               100%                              100% (c)
Facility Systems                                             100%                              100% (b)
Desktop Systems                                              100%                              100% (b)


(a) While testing and implementation have been completed, efforts will continue around external testing and certification throughout the year.
(b) Actual percentage remediated is over 99.5%. For each of these types of systems, actual percentage remediated also indicates the percentage tested to be Year 2000 compliant and implemented.
(c) For Business Software Applications, actual percentage remediated is 100%, of which 99.66% have also been tested to be Year 2000 compliant and implemented.


With remediation and testing of systems essentially completed, Chase's information technology teams will continue to manage system changes to ensure that applications remain Year 2000 compliant. In addition, Chase's Independent Validation and Verification (IVV) efforts have proven very successful in confirming the quality of code remediation and testing. IVV is a means of uncovering potential Year 2000 errors in remediated code that may have been missed in testing. Independent systems analysts, utilizing sophisticated Year 2000 code examination tools, were contracted by Chase to identify remaining potential Year 2000 errors. Over 80% of Chase's internal mission critical software, representing more than 130 million lines of code, have been processed through IVV. A small number of errors were identified using IVV and were repaired by Chase.

The major focus of the balance of this year is business risk management, contingency planning and event preparation. Under the auspices of Chase's Year 2000 Business Risk Council, contingency plans have been refined and are in the process of being tested. Approximately 250 different risk scenarios have been identified across all geographies and Chase businesses, resulting in the development of approximately 1,400 individual Year 2000 contingency plans. These plans include identification of possible alternative methods by which to provide service, alternative locations for operations, increased staff support to service customers, as well as ways for Chase to maintain critical services in the event of environmental infrastructure outages. In addition, Chase has performed a Year 2000 credit assessment of its loan portfolios. Chase has also developed Year 2000 stress scenarios in order to stress test its market-sensitive portfolios. These scenarios will continue to be updated throughout the year as more information about world-wide Year 2000 readiness evolves. Chase has performed stress testing, and will continue to perform stress testing, on at least a monthly basis through 1999, for its market-sensitive portfolios utilizing these scenarios. Chase is also in the process of making preparations to have appropriate liquidity funding available at year-end, including increased cash reserves for ATM machines.

Event preparation activities also continue. Year 2000 command centers are being created; problem tracking and reporting tools designed; key operational and service performance measures identified for tracking; "wellness checks" of facilities, services, and systems planned; and training of "rapid response teams" scheduled. Dress rehearsals have been scheduled for three weekends during the fourth quarter of 1999 and command centers will become operational in late December.

Chase currently estimates that full year 1999 Year 2000 costs will increase to approximately $158 million (versus the $127 million reported in the First Quarter 10-Q). The largest portion of the $31 million increase is directly related to the cost of IVV. The balance is due to increased levels of testing and additional costs associated with event preparation and contingency planning.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1998 Annual Report.

DIVIDENDS
Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.4 billion at June 30, 1999.


ACCOUNTING DEVELOPMENTS

DERIVATIVES
In June 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. During the second quarter of 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, with early adoption permitted. Chase will, therefore, not be required to adopt SFAS 133 until calendar year 2001. For a further discussion of the requirements of SFAS 133, see the Accounting and Reporting Developments section on page 43 of the 1998 Annual Report.


OTHER EVENTS

On August 2, 1999, Chase announced that Neal S. Garonzik had joined Chase as Vice Chairman, with responsibilities for asset management and strategic initiatives in equities and other areas.

On August 4, 1999, Chase reached an agreement to acquire the residential mortgage business of Mellon Bank, N.A. The proposed acquisition would make Chase the largest U.S. mortgage servicer, with more than 3.1 million customers and a combined servicing portfolio of $292 billion.

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                          SECOND QUARTER                                SIX MONTHS
                                              -----------------------------------    --------------------------------------------
                                                                      Over(Under)                                     Over(Under)
                                              1999        1998           2Qtr98       1999            1998              1998
                                              ----        ----           ------       ----            ----              ----
AS REPORTED BASIS
Revenue                                      $5,616      $4,755            18%      $ 10,760        $  9,378             15%
Noninterest Expense
   (excluding Restructuring Costs)            3,068       2,714            13          6,013           5,334             13
Restructuring Costs                              --           8            NM             --             529             NM
Provision for Loan Losses                       388         328            18            769             660             17
Net Income                                    1,393       1,074            30          2,566           1,799             43
Net Income Per Common Share:
   Basic                                       1.65        1.24            33           3.02            2.06             47
   Diluted                                     1.60        1.20            33           2.92            2.00             46
Cash Dividends Declared                        0.41        0.36            14           0.82            0.72             14
Book Value at Period End                      26.04       25.14             4          26.04           25.14              4
Share Price at Period End                     86.50       75.50            15          86.50           75.50             15

Performance Ratios:
Return on Average Common Equity (a)            25.1%       20.1%          500bp         22.8%           17.0%           580bp
Return on Average Assets (a)                   1.55        1.15            40           1.42            0.97             45


OPERATING BASIS (b)
Operating Revenue                            $5,696      $5,041            13%      $ 11,109        $  9,944             12%
Operating Noninterest Expense                 2,965       2,712             9          5,905           5,328             11
Credit Costs (c)                                637         616             3          1,292           1,232              5
Operating Earnings                            1,351       1,079            25          2,524           2,132             18
Operating Earnings Per Common Share:
   Basic                                       1.60        1.24            29           2.97            2.45             21
   Diluted                                     1.55        1.21            28           2.87            2.38             21

Operating Performance Ratios:
Return on Average Common Equity (a)            24.3%       20.2%          410bp         22.5%           20.3%           220bp
Return on Average Managed Assets (a)           1.43        1.10            33           1.33            1.09             24
Common Dividend Payout Ratio                     26          29          (300)            28              30           (200)
Efficiency Ratio                                 52          54          (200)            53              53             --

Cash Operating Basis:
Cash Operating Earnings (d)                  $1,427      $1,143            25%      $  2,673        $  2,257             18%
Diluted Net Income Per Common Share            1.64        1.28            28           3.04            2.52             21
Shareholder Value Added (SVA)                   696         440            58          1,197             868             38
Cash Return on Average Common Equity (a)       25.7%       21.4%          430bp         23.8%           21.5%           230bp

Selected Balance Sheet Items at Period
  End:(e)
Managed Loans                                                                       $191,985        $186,924              3%
Total Managed Assets                                                                 373,812         385,214             (3)


(a)  Based on annualized amounts.
(b) Excludes the impact of credit card securitizations, restructuring costs and special items. See Glossary of Terms on page 40.
(c) Includes provision for loan losses, foreclosed property expenses and credit costs related to the securitized credit card portfolio.
(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.
(e)  Excludes the impact of credit card securitizations.
bp - Denotes basis points; 100 bp equals 1%
NM - Not meaningful

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                     THREE MONTHS ENDED                             Three months Ended
                                                        JUNE 30, 1999                                  June 30, 1998
                                           ---------------------------------------       -----------------------------------------
                                           AVERAGE                        RATE           Average                         Rate
                                           BALANCE        INTEREST    (ANNUALIZED)       Balance         Interest     (Annualized)
                                           -------        --------    ------------       -------         --------     ------------
ASSETS
Deposits with Banks                      $     6,103      $   161        10.55%        $     4,611       $    148        12.88%
Federal Funds Sold and
 Securities Purchased Under
  Resale Agreements                           32,145          389         4.87%             35,409            554         6.27%
Trading Assets-Debt and Equity
  Instruments                                 24,920          411         6.61%             34,442            716         8.34%
Securities:
 Available-for-Sale                           51,571          731         5.69%(b)          54,515            855         6.29%(b)
 Held-to-Maturity                              1,196           18         6.30%              2,518             40         6.37%
Loans                                        173,067        3,168         7.34%            167,807          3,319         7.93%
                                         -----------      -------                      -----------       --------
 Total Interest-Earning Assets               289,002        4,878         6.77%            299,302          5,632         7.55%
Allowance for Loan Losses                     (3,493)                                       (3,548)
Cash and Due from Banks                       14,293                                        14,907
Trading Assets - Risk
   Management Instruments                     27,043                                        33,288
Other Assets                                  34,212                                        30,102
                                         -----------                                   -----------
Total Assets                             $   361,057                                   $   374,051
                                         ===========                                   ===========

LIABILITIES
Domestic Retail Deposits                 $    61,732          530         3.44%        $    59,554            596         4.01%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                          19,278          169         3.52%             16,780            179         4.30%
Deposits in Foreign Offices                   77,646          859         4.44%             75,294          1,009         5.37%
                                         -----------      -------                      -----------       --------
  Total Time and Savings
     Deposits                                158,656        1,558         3.94%            151,628          1,784         4.72%
                                         -----------      -------                      -----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                    50,564          548         4.35%             66,835            886         5.32%
  Commercial Paper                             4,980           57         4.58%              4,568             60         5.25%
  Other Borrowings (c)                        15,189          246         6.49%             16,610            532        12.84%
                                         -----------      -------                      -----------       --------
   Total Short-Term and
    Other Borrowings                          70,733          851         4.82%             88,013          1,478         6.74%
Long-Term Debt                                19,783          319         6.46%             16,492            325         7.89%
                                         -----------      -------                      -----------       --------
  Total Interest-Bearing Liabilities         249,172        2,728         4.39%            256,133          3,587         5.62%
                                         -----------      -------                      -----------       --------
Noninterest-Bearing Deposits                  47,652                                        45,757
Trading Liabilities - Risk
  Management Instruments                      26,791                                        35,032
Other Liabilities                             13,878                                        14,370
                                         -----------                                   -----------
Total Liabilities                            337,493                                       351,292
                                         -----------                                   -----------
PREFERRED STOCK OF SUBSIDIARY                    550                                           550
                                         -----------                                   -----------
STOCKHOLDERS' EQUITY
Preferred Stock                                1,028                                         1,255
Common Stockholders' Equity                   21,986                                        20,954
                                         -----------                                   -----------
  Total Stockholders' Equity                  23,014                                        22,209
                                         -----------                                   -----------
    Total Liabilities, Preferred
      Stock of Subsidiary and
      Stockholders' Equity               $   361,057                                   $   374,051
                                         ===========                                   ===========
INTEREST RATE SPREAD                                                      2.38%                                           1.93%
                                                                          ====                                            ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $ 2,150(a)      2.98%                          $  2,045(a)      2.74%
                                                          =======         ====                           ========         ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended June 30, 1999 and June 30, 1998, the annualized rate for available-for-sale securities based on historical cost was 5.61% and 6.31%, respectively.
(c)   Includes securities sold but not yet purchased and structured notes.

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                    SIX MONTHS ENDED                               Six months Ended
                                                      JUNE 30, 1999                                  June 30, 1998
                                           --------------------------------------         -----------------------------------------
                                           AVERAGE                        RATE            Average                         Rate
                                           BALANCE        INTEREST    (ANNUALIZED)        Balance        Interest      (Annualized)
                                           -------        --------    ------------        -------        --------      ------------
ASSETS
Deposits with Banks                      $     6,527      $   345        10.65%        $     4,397       $    300        13.78%
Federal Funds Sold and
 Securities Purchased Under
  Resale Agreements                           29,635          770         5.24%             36,639          1,225         6.74%
Trading Assets-Debt and Equity
  Instruments                                 24,824          829         6.74%             33,879          1,392         8.29%
Securities:
 Available-for-Sale                           54,592        1,547         5.72%(b)          53,637          1,703         6.40%(b)
 Held-to-Maturity                              1,339           41         6.24%              2,676             86         6.47%
Loans                                        172,993        6,377         7.43%            169,142          6,724         8.02%
                                         -----------      -------                      -----------       --------
 Total Interest-Earning Assets               289,910        9,909         6.89%            300,370         11,430         7.67%
Allowance for Loan Losses                     (3,491)                                       (3,553)
Cash and Due from Banks                       15,106                                        14,542
Trading Assets - Risk
   Management Instruments                     28,244                                        36,312
Other Assets                                  34,208                                        28,141
                                         -----------                                   -----------
Total Assets                             $   363,977                                   $   375,812
                                         ===========                                   ===========

LIABILITIES
Domestic Retail Deposits                 $    61,478        1,040         3.41%        $    59,244          1,168         3.98%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                          20,851          370         3.58%             16,115            366         4.58%
Deposits in Foreign Offices                   78,475        1,746         4.49%             76,110          2,065         5.47%
                                         -----------      -------                      -----------       --------
  Total Time and Savings
     Deposits                                160,804        3,156         3.96%            151,469          3,599         4.79%
                                         -----------      -------                      -----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                    50,753        1,117         4.44%             67,543          1,833         5.47%
  Commercial Paper                             5,121          117         4.62%              4,352            114         5.27%
  Other Borrowings (c)                        14,276          531         7.49%             17,044          1,040        12.30%
                                         -----------      -------                      -----------       --------
   Total Short-Term and
    Other Borrowings                          70,150        1,765         5.07%             88,939          2,987         6.77%
Long-Term Debt                                19,237          630         6.60%             16,102            630         7.89%
                                         -----------      -------                      -----------       --------
  Total Interest-Bearing Liabilities         250,191        5,551         4.47%            256,510          7,216         5.67%
                                         -----------      -------                      -----------       --------
Noninterest-Bearing Deposits                  47,815                                        45,165
Trading Liabilities - Risk
  Management Instruments                      27,982                                        37,043
Other Liabilities                             14,074                                        14,425
                                         -----------                                   -----------
Total Liabilities                            340,062                                       353,143
                                         -----------                                   -----------
PREFERRED STOCK OF SUBSIDIARY                    550                                           550
                                         -----------
STOCKHOLDERS' EQUITY
Preferred Stock                                1,028                                         1,467
Common Stockholders' Equity                   22,337                                        20,652
                                         -----------                                   -----------
  Total Stockholders' Equity                  23,365                                        22,119
                                         -----------                                   -----------
    Total Liabilities, Preferred
      Stock of Subsidiary and
      Stockholders' Equity               $   363,977                                   $   375,812
                                         ===========                                   ===========
INTEREST RATE SPREAD                                                      2.42%                                           2.00%
                                                                          ====                                            ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                  $ 4,358(a)      3.03%                          $  4,214(a)      2.83%
                                                          =======         ====                           ========         ====

(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the six months ended June 30, 1999 and June 30, 1998, the annualized rate for available-for-sale securities based on historical cost was 5.69% and 6.43%, respectively.
(c)      Includes securities sold but not yet purchased and structured notes.

                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                     1999                               1998
                                             ------------------      --------------------------------------------
                                              SECOND      FIRST      Fourth       Third       Second       First
                                             QUARTER     QUARTER     Quarter     Quarter      Quarter     Quarter
                                             -------     -------     -------     -------      -------     -------
INTEREST INCOME
Loans                                        $ 3,165     $ 3,209     $ 3,381     $ 3,287      $ 3,316     $ 3,405
Securities                                       747         835         964         874          889         889
Trading Assets                                   411         418         435         604          716         676
Federal Funds Sold and Securities
  Purchased Under Resale Agreements              389         381         469         517          554         671
Deposits with Banks                              161         184         192         150          148         152
                                             -------     -------     -------     -------      -------     -------
          Total Interest Income                4,873       5,027       5,441       5,432        5,623       5,793
                                             -------     -------     -------     -------      -------     -------
INTEREST EXPENSE
Deposits                                       1,558       1,598       1,717       1,524        1,784       1,815
Short-Term and Other Borrowings                  851         914       1,247       1,378        1,478       1,509
Long-Term Debt                                   319         311         317         324          325         305
                                             -------     -------     -------     -------      -------     -------
          Total Interest Expense               2,728       2,823       3,281       3,226        3,587       3,629
                                             -------     -------     -------     -------      -------     -------
NET INTEREST INCOME                            2,145       2,204       2,160       2,206        2,036       2,164
Provision for Loan Losses                        388         381         411         272          328         332
                                             -------     -------     -------     -------      -------     -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    1,757       1,823       1,749       1,934        1,708       1,832
                                             -------     -------     -------     -------      -------     -------

NONINTEREST REVENUE
Investment Banking Fees                          585         317         381         322          438         361
Trust, Custody and Investment
  Management Fees                                461         414         414         398          383         348
Credit Card Revenue                              438         379         428         381          365         300
Fees for Other Financial Services                587         553         552         522          509         510
Trading Revenue                                  526         618         516         (69)         323         468
Securities Gains                                   5         156         167         261           98          83
Private Equity Gains                             513         325         244          60          370         293
Other Revenue                                    356         178         198         137          233          96
                                             -------     -------     -------     -------      -------     -------
          Total Noninterest Revenue            3,471       2,940       2,900       2,012        2,719       2,459
                                             -------     -------     -------     -------      -------     -------

NONINTEREST EXPENSE
Salaries                                       1,416       1,384       1,296       1,205        1,270       1,254
Employee Benefits                                238         255         194         221          215         224
Occupancy Expense                                206         218         220         198          191         189
Equipment Expense                                239         243         250         219          212         209
Restructuring Costs                               --          --          --          --            8         521
Other Expense                                    969         845         913         804          826         744
                                             -------     -------     -------     -------      -------     -------
          Total Noninterest Expense            3,068       2,945       2,873       2,647        2,722       3,141
                                             -------     -------     -------     -------      -------     -------

INCOME BEFORE INCOME TAX EXPENSE               2,160       1,818       1,776       1,299        1,705       1,150
Income Tax Expense                               767         645         630         462          631         425
                                             -------     -------     -------     -------      -------     -------
NET INCOME                                   $ 1,393     $ 1,173     $ 1,146     $   837      $ 1,074     $   725
NET INCOME APPLICABLE TO
  COMMON STOCK                               $ 1,375     $ 1,155     $ 1,128     $   815      $ 1,050     $   691
                                             =======     =======     =======     =======      =======     =======
NET INCOME PER COMMON SHARE:
Basic                                        $  1.65     $  1.37     $  1.34     $  0.96      $  1.24     $  0.82
                                             -------     =======     =======     =======      =======     =======
Diluted                                      $  1.60     $  1.32     $  1.31     $  0.94      $  1.20     $  0.80
                                             =======     =======     =======     =======      =======     =======

                                GLOSSARY OF TERMS


The page numbers included after each definition represent the pages in this Form 10-Q where the term is primarily used.

1998 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1998. (Pages 7-10, 13, 25, 27-33, 35, 41, 46)

Asset/Liability Management ("ALM"): The management of the sensitivity of Chase's income to changes in market interest rates. (Pages 8, 9, 28, 30-32)

BPV: Basis Point Value. This measurement quantifies the change in the value of Chase's non-trading balance sheet positions (interest rate risk) that would result from a 1 basis point change in interest rates. (Page 31)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain intangibles. (Pages 10-18, 36)

Chase Texas:  Chase Bank of Texas, National Association.  (Page 9)

Chase USA:  Chase Manhattan Bank USA, National Association.  (Page 9)

Derivative and Foreign Exchange ("FX") Contracts: Interest rate swaps, forward rate agreements, futures, forwards, options, debt, equity, commodity and other contracts used for asset/liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 9, 25-26,
28)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with the REIT). (Pages 12-15, 17, 23, 36)

FASB:  Financial Accounting Standards Board.  (Page 35)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Pages 25-26, 36)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Pages 21, 37-38)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-14, 18-19, 23, 36)

REIT:  A real estate investment trust subsidiary of Chase.  (Pages 23-24)

SFAS:  Statement of Financial Accounting Standards.

SFAS 107:  "Disclosures about Fair Value of Financial Instruments."  (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-9)

SFAS 131: "Disclosure about Segments of an Enterprise and Related Information." (Page 10)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
35)

SFAS 137: "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." (Page 35)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10, 12-14, 16, 32, 36)

Special Items: The 1999 second quarter included a gain on the sale of One New York Plaza and on the sale of branches in Beaumont, Texas as well as a special contribution to The Chase Manhattan Foundation. There were no special items in the 1999 first quarter or for the first six months of 1998. (Pages 10, 12, 19, 23, 36)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 30)

Year 2000: The problem of many existing computer programs not being able to recognize properly a year beginning with "20" instead of "19", as these programs only use the last two digits to refer to a year.
(Pages 18, 23-24, 33-34)

PART II - OTHER INFORMATION


Item 1.       Legal Proceedings
              -----------------

              The following discussion of certain legal proceedings focuses primarily on developments since December 31, 1998 and updates the discussion entitled "Legal Proceedings" appearing on page 6 of Chase's 1998 Annual Report.

              As previously reported in the 1998 Annual Report, in 50-Off Stores, Inc. v. Banque Paribas (Suisse) S.A., a lawsuit in the United States District Court for the Western District of Texas alleging conversion of shares of common stock held in a custody account of The Chase Manhattan Bank, judgment was entered against the Bank for $148.6 million in punitive and compensatory damages. On appeal by Chase, the United States Court of Appeals for the Fifth Circuit reversed the punitive damage award of $138 million, resulting in a remaining award of $10.6 million in compensatory damages, plus post-judgment interest. Both the plaintiff and Chase filed petitions for rehearing with the Fifth Circuit, which petitions were denied. Chase does not expect the final outcome of the lawsuit to have a material adverse effect on its consolidated financial position.

              In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, the Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that the Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages. Chase believes this action is without merit and intends to contest it vigorously.


Item 2.       Sales of Unregistered Common Stock
              ----------------------------------

              During the second quarter of 1999, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. On April 1, 1999, 317 shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation held on May 18, 1999. A total of 729,565,319 shares, or 86.1% of the 847,163,749 shares entitled to vote at the Annual Meeting, were represented at the meeting.

              (A)  Election of Directors
                   ---------------------

              The following sixteen (16) directors were elected to hold office until the 2000 Annual Meeting or until their successors are elected and have qualified.

                                                             Votes Received             Votes Withheld
                                                             --------------             --------------
                           Hans W. Becherer                   727,145,073                   2,420,246
                           Frank A. Bennack Jr.               727,022,404                   2,542,915
                           Susan V. Berresford                727,085,088                   2,480,231
                           M. Anthony Burns                   727,171,024                   2,394,295
                           H. Laurance Fuller                 727,139,015                   2,426,304
                           Melvin R. Goodes                   727,108,380                   2,456,939
                           William H. Gray III                726,630,552                   2,934,767
                           William B. Harrison Jr.            727,113,254                   2,452,065
                           Harold S. Hook                     726,992,674                   2,572,645
                           Helene L. Kaplan                   726,829,476                   2,735,843
                           Thomas G. Labrecque                726,889,833                   2,675,486
                           Henry B. Schacht                   726,830,925                   2,734,394
                           Walter V. Shipley                  726,928,162                   2,637,157
                           Andrew C. Sigler                   726,908,635                   2,656,684
                           John R. Stafford                   727,015,601                   2,549,718
                           Marina v. N. Whitman               726,874,385                   2,690,934

              (B)  (1) Ratifying Independent Accountants
                       ---------------------------------

              A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 99.84% of the votes cast. There were 727,236,531 votes in favor of the proposal, and 1,192,146 votes opposed. The number of votes abstaining was 1,136,642. There were no broker non-votes.

PART II - OTHER INFORMATION  continued


                    (2)  Reapproving the Key Executive Performance Plan
                         ----------------------------------------------

                    A proposal to reapprove the Key Executive Performance Plan was approved by 97.03% of the votes cast. There were 704,513,394 votes in favor of the proposal and 21,577,175 votes opposed. The number of votes abstaining was 3,461,973. There were 12,777 broker non-votes.

                    (3) Stockholder Proposal Re: Annual Reports of Political Contributions
                         ----------------------------------------------------

                    A proposal by Evelyn Y. Davis requiring that management publish annual reports of political contributions made by Chase was rejected by 96.58% of the votes cast. There were 20,414,715 votes in favor of the proposal and 577,131,849 votes opposed. The number of votes abstaining was 35,436,203 and there were 96,582,552 broker non-votes.

                    (4)  Stockholder Proposal Re:  Lesser Developed Countries
                         ----------------------------------------------------

                    A proposal by the Sisters of Charity of St. Elizabeth and other church groups that the Board of Directors develop a policy for Chase's lending and services to, and operations in, lesser-developed countries was rejected by 97.29% of the votes cast. There were 16,192,028 votes in favor of the proposal and 580,678,138 votes opposed. The number of votes abstaining was 36,119,807 and there were 96,575,346 broker non-votes.


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

                    (B) Reports on Form 8-K:

                    Chase filed three reports on Form 8-K during the quarter ended June 30, 1999, as follows:

                    Form 8-K dated April 20, 1999: Chase announced the results of operations for the first quarter of 1999.


                    Form 8-K dated May 21, 1999: Chase reported the issuance and sale of 7.00% Capital Securities, Series G, by Chase Capital VII.


                    Form 8-K dated June 3, 1999: Management of Chase Capital Partners ("CCP"), Chase's equity-investment business, discussed certain investments held in CCP's portfolio, including StarMedia Network, Inc., and stated that, as a result of this and other investments, CCP's private equity gains could be substantially higher in the 1999 second quarter than the 1999 first quarter.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    THE CHASE MANHATTAN CORPORATION
                                              (Registrant)







 Date August 16, 1999            By             /s/ Joseph L. Sclafani
      ---------------                    --------------------------------------
                                                    Joseph L. Sclafani


                                      Executive Vice President and Controller
                                          [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED








EXHIBIT NO.                            EXHIBITS                                         PAGE AT WHICH LOCATED
-----------                            --------                                         ---------------------
      11                         Computation of earnings                                            46
                                 per common share

      12(a)                      Computation of ratio of                                            47
                                 earnings to fixed charges

      12(b)                      Computation of ratio of                                            48
                                 earnings to fixed charges
                                 and preferred stock dividend
                                 requirements

      27                         Financial Data Schedule                                            49

                                   APPENDIX 1


                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL




Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.


GRAPHIC
NUMBER     PAGE       DESCRIPTION
------     ----       -----------
      1      31       Bar Graph entitled "Histogram of Daily Market
                      Risk-Related Revenue for the twelve months ended June 30, 1999" presenting the following information:

                      Millions of Dollars                  0 - 5     5 - 10       10 - 15      15 - 20      20 - 25     25 - 30
                      -------------------                  -----     ------       -------      -------      -------     -------
                      Number of trading
                      days revenue was
                      within the above
                      prescribed positive
                      range                                 34           49         47           41           28          13


                                                           30 - 35                Over 35
                                                           -------                -------

                                                             8                       11


                       Millions of Dollars                  0 - (5)       (5) - (10)     (10) - (15)     (15) - (20)    (20) - (25)
                       -------------------                  -------       ---------      ----------      ----------     ----------
                       Number of trading
                       days revenue was
                       within the above
                       prescribed negative
                       range                                   9               8              3               3              0

                                                            (25) - (30)                   Over (30)
                                                            -----------                   ---------

                                                                 3                            2