Form 10-Q
period 1999-09-30
CHASE MANHATTAN CORP /DE/
filed 1999-11-08
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED SEPTEMBER 30, 1999                                 COMMISSION FILE NUMBER 1-5805
                             ------------------                                                        ------



                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                                                   13-2624428
       ---------------------------                                                      -----------------
      (STATE OR OTHER JURISDICTION OF                                                   (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                                                    IDENTIFICATION NO.)


       270 PARK AVENUE, NEW YORK, NEW YORK                                                     10017
      ------------------------------------------                                        ---------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                            (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 270-6000
                                                            -------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                                                                  YES.X.. NO....


      COMMON STOCK, $1 PAR VALUE                                     824,776,623
      --------------------------------------------------------------------------

      NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON OCTOBER 31, 1999.

================================================================================

                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION                                                                                    Page
------------------------------                                                                                    ----
Item 1           Financial Statements - The Chase Manhattan Corporation:

                    Consolidated Balance Sheet at September 30, 1999 and
                    December 31, 1998.                                                                              3

                    Consolidated Statement of Income for three and nine months
                    ended September 30, 1999 and September 30, 1998.                                                4

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    nine months ended September 30, 1999 and September 30, 1998.                                    5

                    Consolidated Statement of Cash Flows for the nine months
                    ended September 30, 1999 and September 30, 1998.                                                6

                 Notes to Consolidated Financial Statements.                                                     7-11

Item 2           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                                    12-40

                 Glossary of Terms.                                                                                41

PART II - OTHER INFORMATION
---------------------------

Item 1           Legal Proceedings.                                                                                42

Item 2           Sales of Unregistered Common Stock.                                                               43

Item 6           Exhibits and Reports on Form 8-K.                                                                 43


================================================================================

Item 1.


                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,          December 31,
                                                                                               1999                  1998
                                                                                       ------------          ------------
   ASSETS
   Cash and Due from Banks                                                             $     16,490          $    17,068
   Deposits with Banks                                                                        5,856                7,212
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                                       28,368               18,487
   Trading Assets:
     Debt and Equity Instruments                                                             26,069               24,844
     Risk Management Instruments                                                             31,123               32,848
   Securities:
        Available-for-Sale                                                                   54,138               62,803
        Held-to-Maturity (Market Value: $970 at September 30, 1999 and
           $1,703 at December 31, 1998)                                                         975                1,687
   Loans (Net of Allowance for Loan Losses of $3,555 in 1999
            and $3,552 in 1998)                                                             169,903              169,202
   Premises and Equipment                                                                     4,306                4,055
   Due from Customers on Acceptances                                                            728                1,223
   Accrued Interest Receivable                                                                2,267                2,316
   Other Assets                                                                              30,821               24,130
                                                                                       ------------          -----------
       TOTAL ASSETS                                                                    $    371,044          $   365,875
                                                                                       ============          ===========
   LIABILITIES
   Deposits:
    Domestic:
       Noninterest-Bearing                                                             $     49,722          $    47,541
       Interest-Bearing                                                                      78,993               85,886
    Foreign:
       Noninterest-Bearing                                                                    6,363                4,082
       Interest-Bearing                                                                      84,545               74,928
                                                                                       ------------          -----------
       Total Deposits                                                                       219,623              212,437
   Federal Funds Purchased and Securities
     Sold Under Repurchase Agreements                                                        43,879               41,632
   Commercial Paper                                                                           5,996                7,788
   Other Borrowed Funds                                                                       7,046                7,239
   Acceptances Outstanding                                                                      728                1,223
   Trading Liabilities                                                                       37,084               38,502
   Accounts Payable, Accrued Expenses and Other Liabilities, Including
       the Allowance for Credit Losses of $170 in 1999 and 1998                              14,615               14,291
   Long-Term Debt                                                                            16,644               16,187
   Guaranteed Preferred Beneficial Interests in Corporation's
     Junior Subordinated Deferrable Interest Debentures                                       2,538                2,188
                                                                                       ------------          -----------
       TOTAL LIABILITIES                                                                    348,153              341,487
                                                                                       ------------          -----------

   COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

   PREFERRED STOCK OF SUBSIDIARY                                                                550                  550
                                                                                       ------------          -----------

   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                              928                1,028
   Common Stock (Authorized 1,500,000,000 Shares, Issued 881,862,887
      Shares at September 30, 1999 and 881,688,611 Shares at December 31, 1998)                 882                  882
   Capital Surplus                                                                            9,635                9,836
   Retained Earnings                                                                         16,210               13,544
   Accumulated Other Comprehensive Income (Loss)                                             (1,038)                 392
   Treasury Stock, at Cost (58,646,535 Shares at September 30, 1999
        and 33,703,249 Shares at December 31, 1998)                                          (4,276)              (1,844)
                                                                                       -------------         ------------
       TOTAL STOCKHOLDERS' EQUITY                                                            22,341               23,838
                                                                                       ------------          -----------
       TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
          AND STOCKHOLDERS' EQUITY                                                     $    371,044          $   365,875
                                                                                       ============          ===========

  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                THIRD QUARTER                  NINE MONTHS
                                                                        --------------------------      ------------------------
                                                                           1999            1998            1999          1998
                                                                        -----------    -----------      -----------   ----------
     INTEREST INCOME
     Loans                                                              $    3,288     $    3,287       $    9,662    $  10,008
     Securities                                                                762            874            2,344        2,652
     Trading Assets                                                            399            604            1,228        1,996
     Federal Funds Sold and Securities Purchased
         Under Resale Agreements                                               352            517            1,122        1,742
     Deposits with Banks                                                       195            150              540          450
                                                                        ----------     ----------       ----------    ---------
         Total Interest Income                                               4,996          5,432           14,896       16,848
                                                                        ----------     ----------       ----------    ---------

     INTEREST EXPENSE
     Deposits                                                                1,650          1,524            4,806        5,123
     Short-Term and Other Borrowings                                           870          1,378            2,635        4,365
     Long-Term Debt                                                            306            324              936          954
                                                                        ----------     ----------       ----------    ---------
         Total Interest Expense                                              2,826          3,226            8,377       10,442
                                                                        ----------     ----------       ----------    ---------

     NET INTEREST INCOME                                                     2,170          2,206            6,519        6,406
     Provision for Loan Losses                                                 398            272            1,167          932
                                                                        ----------     ----------       ----------    ---------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                                                     1,772          1,934            5,352        5,474
                                                                        ----------     ----------       ----------    ---------

     NONINTEREST REVENUE
     Investment Banking Fees                                                   486            322            1,388        1,121
     Trust, Custody and Investment Management Fees                             457            398            1,332        1,129
     Credit Card Revenue                                                       441            381            1,258        1,046
     Fees for Other Financial Services                                         637            522            1,777        1,541
     Trading Revenue                                                           462            (69)           1,606          722
     Securities Gains                                                           (1)           261              160          442
     Private Equity Gains                                                      377             60            1,215          723
     Other Revenue                                                             162            137              696          466
                                                                        ----------     ----------       ----------    ---------
         Total Noninterest Revenue                                           3,021          2,012            9,432        7,190
                                                                        ----------     ----------       ----------    ---------

     NONINTEREST EXPENSE
     Salaries                                                                1,417          1,205            4,217        3,729
     Employee Benefits                                                         238            221              731          660
     Occupancy Expense                                                         218            198              642          578
     Equipment Expense                                                         255            219              737          640
     Restructuring Costs                                                        --             --               --          529
     Other Expense                                                             853            804            2,667        2,374
                                                                        ----------     ----------       ----------    ---------
         Total Noninterest Expense                                           2,981          2,647            8,994        8,510
                                                                        ----------     ----------       ----------    ---------

     INCOME BEFORE INCOME TAX EXPENSE                                        1,812          1,299            5,790        4,154
     Income Tax Expense                                                        625            462            2,037        1,518
                                                                        ----------     ----------       ----------    ---------
     NET INCOME                                                         $    1,187     $      837       $    3,753    $   2,636
                                                                        ==========     ==========       ==========    =========
     NET INCOME APPLICABLE TO COMMON STOCK                              $    1,168     $      815       $    3,698    $   2,556
                                                                        ==========     ==========       ==========    =========

     NET INCOME PER COMMON SHARE:
     Basic                                                              $     1.42     $     0.96       $     4.44    $    3.02
                                                                        ==========     ==========       ==========    =========
     Diluted                                                            $     1.37     $     0.94       $     4.30    $    2.93
                                                                        ==========     ==========       ==========    =========


  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)


                                                                                            1999                1998
                                                                                        -----------         -----------
PREFERRED STOCK
Balance at Beginning of Year                                                            $     1,028         $     1,740
Issuance of Stock                                                                                --                 200
Redemption of Stock                                                                            (100)               (912)
                                                                                        -----------         -----------
Balance at End of Period                                                                $       928         $     1,028
                                                                                        -----------         -----------

COMMON STOCK
Balance at Beginning of Year                                                            $       882         $       441
Issuance of Common Stock for a Two-for-One Stock Split                                           --                 441
                                                                                        -----------         -----------
Balance at End of Period                                                                $       882         $       882
                                                                                        -----------         -----------

CAPITAL SURPLUS
Balance at Beginning of Year                                                            $     9,836         $    10,360
Issuance of Common Stock for a Two-for-One Split                                                 --                (441)
Shares Issued and Commitments to Issue Common Stock for
   Employee Stock-Based Awards and Related Tax Effects                                         (201)                (67)
                                                                                        -----------         -----------
Balance at End of Period                                                                $     9,635         $     9,852
                                                                                        -----------         -----------

RETAINED EARNINGS
Balance at Beginning of Year                                                            $    13,544         $    11,086
Net Income                                                                                    3,753               2,636
Cash Dividends Declared:
   Preferred Stock                                                                              (55)                (80)
   Common Stock                                                                              (1,032)               (920)
                                                                                        -----------         -----------
Balance at End of Period                                                                $    16,210         $    12,722
                                                                                        -----------         -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                            $       392         $       112
Other Comprehensive Income (Loss)                                                            (1,430)                589
                                                                                        -----------         -----------
Balance at End of Period                                                                $    (1,038)        $       701
                                                                                        -----------         -----------

TREASURY STOCK, AT COST
Balance at Beginning of Year                                                            $    (1,844)        $    (1,997)
Purchase of Treasury Stock                                                                   (4,172)             (1,038)
Reissuance of Treasury Stock                                                                  1,740               1,068
                                                                                        -----------         -----------
Balance at End of Period                                                                $    (4,276)        $    (1,967)
                                                                                        -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                              $    22,341         $    23,218
                                                                                        ===========         ===========


COMPREHENSIVE INCOME
Net Income                                                                              $     3,753         $     2,636
Other Comprehensive Income (Loss)                                                            (1,430)                589
                                                                                        -----------         -----------
Comprehensive Income                                                                    $     2,323         $     3,225
                                                                                        ===========         ===========




  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)


                                                                                                 1999             1998
                                                                                              -----------       ---------
OPERATING ACTIVITIES
--------------------
Net Income                                                                                    $     3,753       $   2,636
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
      Provision for Loan Losses                                                                     1,167             932
      Restructuring Costs                                                                              --             529
      Depreciation and Amortization                                                                 1,028             836
      Net Change In:
         Trading-Related Assets                                                                     1,519          10,498
         Accrued Interest Receivable                                                                   49             786
         Other Assets                                                                              (4,870)         (6,181)
         Trading-Related Liabilities                                                               (1,338)         (7,947)
         Accrued Interest Payable                                                                  (1,848)           (384)
         Other Liabilities                                                                          1,139           1,296
         Other, Net                                                                                   (50)           (617)
                                                                                              -----------       ---------
Net Cash Provided by Operating Activities                                                             549           2,384
                                                                                              -----------       ---------

INVESTING ACTIVITIES
--------------------
Net Change In:
      Deposits with Banks                                                                           1,356            (991)
      Federal Funds Sold and Securities Purchased Under Resale Agreements                         (11,233)          1,582
      Loans Due to Sales and Securitizations                                                       35,621          30,935
      Other Loans, Net                                                                            (37,638)        (30,226)
      Other, Net                                                                                     (592)            136
Proceeds from the Maturity of Held-to-Maturity Securities                                             712           1,020
Purchases of Held-to-Maturity Securities                                                               --             (67)
Proceeds from the Maturity of Available-for-Sale Securities                                         7,119          19,703
Proceeds from the Sale of Available-for-Sale Securities                                            74,575         129,014
Purchases of Available-for-Sale Securities                                                        (75,313)      ( 153,000)
Proceeds from Sales of Nonstrategic Assets                                                            182              --
Cash Used in Acquisitions                                                                          (1,252)           (254)
                                                                                              -----------       ---------
Net Cash (Used) by Investing Activities                                                            (6,463)         (2,148)
                                                                                              -----------       ---------

FINANCING ACTIVITIES
--------------------
Net Change In:
      Noninterest-Bearing Domestic Demand Deposits                                                  2,181            (372)
      Domestic Time and Savings Deposits                                                           (6,893)          4,539
      Foreign Deposits                                                                             11,898           2,464
      Federal Funds Purchased and Securities Sold Under Repurchase Agreements                       3,599          (7,215)
      Other Borrowed Funds                                                                         (1,985)             47
      Other, Net                                                                                     (478)           (384)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                                 3,430           2,580
Maturity and Redemption of Long-Term Debt                                                          (2,640)         (1,307)
Proceeds from the Issuance of Stock                                                                 1,539           1,201
Redemption of Preferred Stock                                                                        (100)           (912)
Treasury Stock Purchased                                                                           (4,172)         (1,038)
Cash Dividends Paid                                                                                (1,048)           (956)
                                                                                              -----------       ---------
Net Cash Provided (Used) by Financing Activities                                                    5,331          (1,353)
                                                                                              -----------       ---------
Effect of Exchange Rate Changes on Cash and Due from Banks                                              5              (2)
                                                                                              -----------       ---------
Net (Decrease) in Cash and Due from Banks                                                            (578)         (1,119)
Cash and Due from Banks at January 1,                                                              17,068          15,704
                                                                                              -----------       ---------
Cash and Due from Banks at September 30,                                                      $    16,490       $  14,585
                                                                                              ===========       =========
Cash Interest Paid                                                                            $    10,225       $  10,828
                                                                                              -----------       ---------
Taxes Paid                                                                                    $       459       $   1,025
                                                                                              -----------       ---------


  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

--------------------------------------------------------------------------------

See Glossary of Terms on page 41 for definition of terms used throughout the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

NOTE 2 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note One of Chase's 1998 Annual Report. Net losses from Available-for-Sale ("AFS") securities sold in the third quarter of 1999 amounted to $1 million (gross gains of $88 million and gross losses of $89 million) and for the nine months of 1999 net gains amounted to $160 million (gross gains of $372 million and gross losses of $212 million). Net gains on sales of these types of securities for the same periods in 1998 amounted to $261 million (gross gains of $354 million and gross losses of $93 million), and $442 million (gross gains of $632 million and gross losses of $190 million), respectively. There were no sales of held-to-maturity securities in the periods presented. The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows:


================================================================================

                                                                   SEPTEMBER 30, 1999                       December 31, 1998
                                                            --------------------------------        -------------------------
(in millions)                                                AMORTIZED             FAIR              Amortized           Fair
AVAILABLE-FOR-SALE SECURITIES:                                 COST               VALUE (a)            Cost             Value (a)
                                                            -----------         ----------          ----------        ----------
U.S. Government and Federal
 Agency/Corporation Obligations:
  Mortgage-Backed Securities                                $    28,383         $   27,103          $   42,916        $   42,994
  CMOs & U.S. Treasuries                                         16,762             16,194               9,104             9,376
Debt Securities Issued by Foreign Governments                     9,271              9,137               8,176             8,226
Corporate Debt and Equity Securities                                924              1,043               1,093             1,313
Other, primarily Asset-Backed Securities (b)                        623                661                 854               894
                                                            -----------         ----------          ----------        ----------
        Total Available-for-Sale Securities (c)             $    55,963         $   54,138          $   62,143        $   62,803
                                                            ===========         ==========          ==========        ==========

HELD-TO-MATURITY SECURITIES (d)                             $       975         $      970          $    1,687        $    1,703
                                                            ===========         ==========          ==========        ==========


--------------------------------------------------------------------------------

(a) Gross unrealized gains and losses on available-for-sale securities were $679 million and $2,504 million, respectively, at September 30, 1999 and $771 million and $111 million, respectively, at December 31, 1998. Gross unrealized losses on held-to-maturity securities were $5 million at September 30, 1999. Gross unrealized gains and losses on held-to-maturity securities were $17 million and $1 million, respectively, at December 31, 1998.

(b) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal Agency/Corporation Obligations and obligations of State and Political Subdivisions.

(c) Excludes securities classified as loans, which are subject to the provisions of SFAS 115. The amortized cost and fair value of these loans were $195 million and $175 million, respectively, at September 30, 1999. This compares with $623 million and $569 million, respectively, at December 31, 1998.

(d)  Primarily U.S. Government and Federal Agency/Corporation Obligations.

================================================================================

NOTE 3 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

For a discussion of Chase's wholly owned business trusts, see page 57 of Chase's 1998 Annual Report.

At September 30, 1999, seven separate wholly-owned Delaware statutory business trusts established by Chase had issued an aggregate $2,538 million in capital securities, net of discount. During the 1999 second quarter, Chase Capital VII Trust issued $350 million of capital securities having a stated maturity of May 15, 2029 and bearing an interest rate of 7.00%, payable quarterly commencing on July 31, 1999. There were no other issuances or redemptions of capital securities during 1999.

NOTE 4 - RESTRUCTURING COSTS

For a discussion of Chase's restructuring costs, refer to Note Twelve and page 28 of Chase's 1998 Annual Report.

During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million taken in connection with initiatives to streamline support functions and realign certain business activities. As of September 30, 1999, the reserve balance was $198 million, of which $100 million related to staff reductions, $91 million related to dispositions of certain premises and equipment and $7 million related to other expenses. Chase expects that the remaining reserve related to staff reductions will be largely used during the next three to six months.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

================================================================================

For Nine Months Ended September 30,
(in millions)

                                                  1999                                                    1998
                         -----------------------------------------------------    ------------------------------------------------
                                           NET UNREALIZED      ACCUMULATED                         Net Unrealized    Accumulated
                          ACCUMULATED       GAIN(LOSS) ON         OTHER            Accumulated      Gain(Loss) on       Other
                          TRANSLATION        SECURITIES       COMPREHENSIVE        Translation       Securities     Comprehensive
                          ADJUSTMENT     AVAILABLE-FOR-SALE       INCOME           Adjustment    Available-for-Sale     Income
                          ----------     ------------------       ------           ----------    ------------------     ------
Beginning Balance            $      17      $   375             $       392        $      17        $     95             $     112
Change During Period                --       (1,430) (a)             (1,430)              --             589                   589
                             ---------      -------             -----------        ---------        --------             ---------
Ending Balance               $      17      $(1,055) (b)        $    (1,038)       $      17        $    684 (b)         $     701
                             =========      =======             ===========        =========        ========             =========

--------------------------------------------------------------------------------

(a) The increase in net unrealized loss on AFS securities is due to the rise in interest rates during 1999.

(b) Represents the after-tax difference between the fair value and amortized cost of the AFS securities portfolio including securities classified as loans, which are subject to the provisions of SFAS 115. See Note Two.

================================================================================

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note Twenty-Two of the 1998 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


================================================================================

                                               SEPTEMBER 30, 1999                                    December 31, 1998
                                  ---------------------------------------------      ------------------------------------------
                                   CARRYING      ESTIMATED       APPRECIATION/        Carrying     Estimated      Appreciation/
  (in millions)                      VALUE       FAIR VALUE      (DEPRECIATION)         Value      Fair Value     (Depreciation)
----------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets             $  358,978     $   361,668     $   2,690          $   355,738    $   358,559     $    2,821
                                   ==========     ===========                        ===========    ===========
Total Financial Liabilities        $  347,297     $   346,848           449          $   340,643    $   340,519            124
                                   ==========     ===========     ---------          ===========    ===========     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   3,139                                         $    2,945
                                                                  =========                                         ==========

================================================================================

Derivative contracts used in connection with Chase's ALM activities had an unrecognized net loss of $827 million at September 30, 1999 and an unrecognized net gain of $110 million at December 31, 1998, both of which are included in the above amounts.

NOTE 7 - CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note Eighteen of Chase's 1998 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At September 30, 1999, Chase and each of its depository institutions were "well capitalized" as defined by banking regulators.

================================================================================

SEPTEMBER 30, 1999                                                       The Chase               Chase
(in millions, except ratios)                     Chase (a)            Manhattan Bank             Texas              Chase USA
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (d)                        $     24,451               $    18,532            $     1,642           $     2,404
Total Capital                                   35,063                    26,342                  2,306                 3,555
Risk-Weighted Assets                           297,624                   238,569                 18,912                32,293
Adjusted Average Assets                        363,704                   286,260                 22,197                34,842

Tier 1 Capital Ratio (b)(d)                       8.22%                     7.77%                  8.68%                 7.44%
Total Capital Ratio (b)(d)                       11.78%                    11.04%                 12.19%                11.01%
Tier 1 Leverage Ratio (c)(d)                      6.72%                     6.47%                  7.40%                 6.90%

--------------------------------------------------------------------------------------------------------------------------------

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

The following table summarizes the aggregate notional amounts of derivative, foreign exchange and other contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).


================================================================================


                                                              NOTIONAL AMOUNTS (a)                    CREDIT EXPOSURE
                                                        SEPTEMBER 30,      December 31,        SEPTEMBER 30,     December 31,
(in billions)                                                   1999              1998                  1999           1998

-------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts                                   $  11,022.0         $  8,171.9          $   11.9          $   13.0
Foreign Exchange Contracts                                    1,931.4            2,040.6              13.8              16.0
Debt, Equity, Commodity and Other Contracts                     163.7              140.5               5.7               4.3
                                                                                                  --------          --------
Total Credit Exposure Recorded on the Balance Sheet                                               $   31.4          $   33.3
                                                                                                  ========          ========
-------------------------------------------------------------------------------------------------------------------------------


(a) Includes notional amount relating to ALM activities totaling $290.5 billion at September 30, 1999, of which $278.0 billion relates to interest rate contracts and $12.5 billion relates to foreign exchange contracts. These amounts compare with $310.7 billion, $252.5 billion and $58.2 billion, respectively, at December 31, 1998.
================================================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 10 - SEGMENT INFORMATION

Chase's businesses are organized into three major franchises (segments): Global Bank, National Consumer Services ("NCS") and Global Services. These franchises are based on the nature of the products and services provided, the type or class of customer, and Chase's management organization. Segment results are subject to restatement as appropriate whenever there are refinements in management reporting policies or changes to the management organization. During the third quarter of 1999, organizational changes occurred that are reflected in the lines of business results. The Middle Markets business, which previously reported into the Global Bank franchise, now reports into the National Consumer franchise. The Global Asset Management and Mutual Fund business, which previously was in Corporate, now reports into the Global Bank franchise. All prior periods have been restated to reflect these organizational changes.

Chase uses SVA, Operating Earnings and Cash Operating Earnings as measures of franchise profitability. For a definition of these measurements, see Glossary of Terms on page 41. The following table provides Chase's segment results on an operating basis.


================================================================================


(in millions)                                                NATIONAL                          CORPORATE/
                                            GLOBAL           CONSUMER         GLOBAL           RECONCILING
                                             BANK            SERVICES        SERVICES           ITEMS (a)              TOTAL
                                             ----            --------        --------           ---------              -----
THIRD QUARTER 1999
Operating Revenue (b)                    $    2,234          $    2,498      $     801          $    (104)           $    5,429
Intersegment Revenue (b)                        (11)                 --             30                (19)                   --
Operating Earnings                              663                 399            134                 (9)                1,187
Cash Operating Earnings (c)                     674                 435            150                 (2)                1,257
Average Managed Assets                      231,811             129,561         15,462              5,260               382,094
SVA                                             247                 173             55                 64                   539

Third Quarter 1998
Operating Revenue (b)                    $    1,390          $    2,295      $     710          $     (70)           $    4,325
Intersegment Revenue (b)                        (42)                 --             18                 24                    --
Operating Earnings                              291                 307            115                 25                   738
Cash Operating Earnings (c)                     301                 348            120                 32                   801
Average Managed Assets                      244,707             118,772         11,481              6,332               381,292
SVA                                            (104)                 86             53                 33                   68

--------------------------------------------------------------------------------

(in millions)                                                NATIONAL                          CORPORATE/
                                            GLOBAL           CONSUMER         GLOBAL           RECONCILING
                                             BANK            SERVICES        SERVICES           ITEMS (a)              TOTAL
                                             ----            --------        --------           ---------              -----
NINE MONTHS 1999
Operating Revenue (b)                    $    7,179          $    7,343      $   2,308          $    (292)           $   16,538
Intersegment Revenue (b)                        (42)                  1             69                (28)                   --
Operating Earnings                            2,338               1,131            351               (109)                3,711
Cash Operating Earnings (c)                   2,371               1,251            397                (89)                3,930
Average Managed Assets                      232,104             127,119         15,576              7,105               381,904
SVA                                           1,117                 481            116                 22                 1,736

Nine Months 1998
Operating Revenue (b)                    $    5,764          $    6,685      $   2,059          $    (239)           $   14,269
Intersegment Revenue (b)                        (84)                  3             50                 31                    --
Operating Earnings                            1,699                 899            334                (62)                2,870
Cash Operating Earnings (c)                   1,730               1,024            349                (45)                3,058
Average Managed Assets                      253,090             117,989         12,370              5,975               389,424
SVA                                             522                 246            150                 18                   936

--------------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes Chase.com and the effects remaining at the Corporate level after the implementation of management accounting policies.

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

================================================================================


                                                                    THIRD QUARTER                         NINE MONTHS
                                                           -----------------------------         ---------------------------
                                                               1999              1998                1999             1998
                                                           -------------     ----------          -----------       -------
(in millions)
SEGMENTS' CASH OPERATING EARNINGS                            $    1,259      $     769           $     4,019       $  3,103
Corporate/Reconciling Items                                          (2)            32                   (89)           (45)
                                                             ----------      ---------           -----------       --------
CONSOLIDATED CASH OPERATING EARNINGS                              1,257            801                 3,930          3,058
Amortization of Goodwill and Certain Intangibles                    (70)           (63)                 (219)           (188)
                                                             ----------      ---------           -----------       --------
CONSOLIDATED OPERATING EARNINGS                                   1,187            738                 3,711          2,870
Special Items and Restructuring Costs                                --             99                    42           (234)
                                                             ----------      ---------           -----------       --------
CONSOLIDATED NET INCOME                                      $    1,187      $     837           $     3,753       $  2,636
                                                             ==========      =========           ===========       ========

================================================================================

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------

(in millions, except per share                            THIRD QUARTER                                NINE MONTHS
and ratio data)                            -------------------------------------------     -------------------------------------
                                              1999             Over(Under) 1998                1999          Over(Under) 1998
                                              ----        --------------------------           ----       ---------------------
OPERATING BASIS (a)
Operating Revenue                         $   5,429     $   1,104             26%           $   16,538    $ 2,269       16%
Operating Earnings                            1,187           449             61                 3,711        841       29
Diluted Earnings Per Share                     1.37           .55             67                  4.25       1.05       33
Shareholder Value Added                         539           471            693                 1,736        800       85
Cash Operating Earnings                       1,257           456             57                 3,930        872       29
Return on Average Common Equity                21.7%                         860 bp               22.2%                440 bp
Efficiency Ratio                                 55                         (500)                   53                (200)

REPORTED BASIS
Net Income                                $   1,187     $     350            42%            $    3,753    $ 1,117       42%
Diluted Earnings Per Share                     1.37           .43             46                  4.30       1.37       47
Return on Average Common Equity                21.7%                         680 bp               22.5%                620 bp


--------------------------------------------------------------------------------

(a) OPERATING BASIS excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see Glossary of Terms on page 41.

bp - Denotes basis points; 100 bp equals 1%.

================================================================================

Chase's 1999 third quarter operating earnings were $1.19 billion, diluted earnings per share on an operating basis were $1.37, and return on average common equity was 22%. Operating earnings and diluted earnings per share increased 61% and 67%, respectively, from the third quarter of 1998. For the nine months of 1999, operating earnings and diluted earnings per share rose 29% and 33%, respectively, from the nine months of 1998.

Reported diluted earnings per share were $1.37 in the 1999 third quarter, an increase of 46% from the same period in 1998. For the nine months of 1999, reported diluted earnings per share were $4.30, 47% higher than the same prior year period. Reported net income in the 1999 third quarter and for the first nine months of 1999 increased 42% from the same 1998 periods. For a reconciliation of Chase's results as reported in its consolidated financial statements and as presented on an operating basis, see page 19.

Operating highlights for the third quarter of 1999 included:

                    - Operating revenues of $5.4 billion, an increase of 26%.
                    - Operating earnings per share of $1.37, an increase of 67%.
                    - Return on average common stockholders' equity ("ROCE") of
                      22%, with Shareholder Value Added (SVA) of $539 million.
                    - Common stock repurchases of $780 million, on a net basis, with a Tier 1 capital ratio of 8.2%.

The strong 1999 third quarter results continued to demonstrate Chase's disciplined approach to managing capital and making investments that propel future growth.

     BUSINESS FRANCHISES: Each of Chase's three business franchises, Global Banking, National Consumer Services and Global Services, produced third quarter cash operating earnings growth of 25% or more and a return on equity in excess of 20%. In Global Banking, the efficiency ratio was better than 50%, with a cash ROCE of 21%, for the 1999 third quarter. Chase's investment banking businesses continued to gain market share and improve its rankings in league tables. For the nine months of 1999 in the U.S., Chase ranked #1 in loan syndications, #3 in both high yield and investment grade corporate debt securities, and #8 in merger and acquisition advisory. In Global Services, revenue and cash operating earnings growth for the 1999 third quarter were 13% and 25%, respectively. National Consumer Services had revenue growth of 9%, and when combined with improvements in asset quality and expense management, resulted in income growth of 25%.

 FINANCIAL DISCIPLINE: Expense, credit and capital discipline also contributed to the results. Total operating noninterest expense for the third quarter was almost flat when compared to the 1999 second quarter. Chase continues to manage its operating noninterest expense to support its revenue growth. Credit costs remained stable with second quarter 1999. Although nonperforming assets increased from the second quarter due to a single foreign customer, nonperforming assets as a percentage of total assets remained low at .54%. Finally, the capital discipline imposed by Chase's Shareholder Value Added ("SVA") methodology enabled Chase to repurchase $780 million of its common stock on a net basis during the 1999 third quarter, while maintaining a Tier 1 capital ratio at 8.2%.

STRATEGIC PRIORITIES: Actions during the third quarter continue to demonstrate Chase's strategic priorities: a commitment to use resources to strengthen its competitive positions where it has leadership positions. Recent investments by Chase include an acquisition of a major mortgage business, a private-label credit card acquisition and the pending acquisition of Hambrecht & Quist. Progress also continued on Chase.com initiatives, including an initial public offering by Shopnow.com, an internet company in which Chase has both an equity investment and a credit card alliance; and an equity investment in Intellisys, an e-commerce procurement company.

Chase has targeted its financial performance goals over time as:

                      -average ROCE of 18% or higher
                      -growth in operating revenues accelerating to 10% per year -double-digit growth in operating earnings per share


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


================================================================================

                                                       GLOBAL BANK                            NATIONAL CONSUMER SERVICES
                                         ------------------------------------------    -----------------------------------------
Third Quarter                                 1999           Over/(Under) 1998                 1999            Over/(Under) 1998
---------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $    2,234       $       844        61%       $     2,498          $   203          9%
Operating Earnings                              663               372        128               399               92         30
Cash Operating Earnings (a)                     674               373        124               435               87         25
Average Common Equity                        12,707               719          6             7,802               51          1
Average Managed Assets                      231,811           (12,896)        (5)          129,561           10,789          9
Shareholder Value Added                         247               351         NM               173               87        101
Cash Return on Common Equity                   20.7%                       1,110 bp           21.8%                        440 bp
Cash Efficiency Ratio                            49                       (1,700)               50                        (100)

--------------------------------------------------------------------------------

                                                     GLOBAL SERVICES                                  TOTAL (b)
                                         ------------------------------------------    -----------------------------------------
Third Quarter                                 1999         Over/(Under) 1998                 1999            Over/(Under) 1998
---------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $      801       $        91        13%       $     5,429          $ 1,104        26%
Operating Earnings                              134                19         17             1,187              449         61
Cash Operating Earnings (a)                     150                30         25             1,257              456         57
Average Common Equity                         2,827               860         44            21,328             (353)        (2)
Average Managed Assets                       15,462             3,981         35           382,094              802         --
Shareholder Value Added                          55                 2          4               539              471        693
Cash Return on Common Equity                   20.7%                        (310) bp          23.0%                        870 bp
Cash Efficiency Ratio                            71                         (100)               53                        (600)

--------------------------------------------------------------------------------

(a) CASH OPERATING EARNINGS represent operating earnings excluding the amortization of goodwill and certain intangibles.

(b) Total column includes Corporate results. See description of Corporate results on page 18.

bp - Denotes basis points; 100bp equals 1%.

Note: The Middle Market business, which previously reported into the Global Bank franchise, now reports into the National Consumer Services franchise. The Global Assets Management and Mutual Funds business, which previously was in Corporate, now reports into the Global Bank franchise. Prior periods have been restated.

================================================================================
                                      -13-

================================================================================

                                                         GLOBAL BANK                            NATIONAL CONSUMER SERVICES
For Nine Months                          --------------------------------------------    --------------------------------------
Ended September 30,                           1999        Over/ (Under) 1998                 1999             Over/(Under) 1998
---------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $    7,179     $   1,415          25%           $    7,343           $  658        10%
Operating Earnings                            2,338           639          38                 1,131              232        26
Cash Operating Earnings (a)                   2,371           641          37                 1,251              227        22
Average Common Equity                        12,588           598           5                 7,726               (1)       --
Average Managed Assets                      232,104       (20,986)         (8)              127,119            9,130         8
Shareholder Value Added                       1,117           595         114                   481              235        96
Cash Return on Common Equity                   24.9%                      610 bp               21.3%                       400 bp
Cash Efficiency Ratio                            45                      (500)                   50                         --

--------------------------------------------------------------------------------

                                                     GLOBAL SERVICES                                  TOTAL (b)
For Nine Months                           ----------------------------------------    ----------------------------------------
Ended September 30,                           1999        Over/ (Under) 1998                 1999            Over/(Under) 1998
--------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $    2,308       $       249        12%       $     16,538       $   2,269         16%
Operating Earnings                              351                17          5              3,711             841         29
Cash Operating Earnings (a)                     397                48         14              3,930             872         29
Average Common Equity                         2,821               840         42             21,997             998          5
Average Managed Assets                       15,576             3,206         26            381,904          (7,520)        (2)
Shareholder Value Added                         116               (34)       (23)             1,736             800         85
Cash Return on Common Equity                   18.5%                        (460) bp           23.6%                       460 bp
Cash Efficiency Ratio                            73                          100                 52                       (200)

--------------------------------------------------------------------------------

(a) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

(b) Total column includes Corporate results. See description of Corporate results on page 18.

bp - Denotes basis points; 100bp equals 1%.

Note: The Middle Market business, which previously reported into the Global Bank franchise, now reports into the National Consumer Services franchise. The Global Assets Management and Mutual Funds business, which previously was in Corporate, now reports into the Global Bank franchise. Prior periods have been restated.

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

Cash operating earnings in the 1999 third quarter were more than double the amount in the same quarter of the prior year, but less than the record breaking second quarter 1999, when Chase benefited from unusually high market-sensitive revenues. For the Global Bank, the 1999 third quarter results were significantly higher than the prior year quarter, as the 1998 third quarter results reflected the adverse market conditions in effect at that time. The 1999 third quarter results continued to reflect Chase's strong competitive position. The efficiency ratio was better than 50%, with a cash ROCE of 21%, for the 1999 third quarter. For the nine months of 1999, operating revenues and cash operating earnings increased 25% and 37%, respectively, over the same period in 1998. These favorable results were driven by strong trading-related revenue, investment banking fees and private equity gains, partially offset by lower securities gains. Chase anticipates that the financial markets may slow down later in the 1999 fourth quarter, as corporations and customers prepare for the Year 2000 implementation.

================================================================================

                                                           1999                                     Over(Under) 1998
                                     ---------------------------------------------   ----------------------------------------------
THREE MONTHS ENDED                                        CASH            CASH                            Cash             Cash
SEPTEMBER 30,                           OPERATING        OPERATING     EFFICIENCY        Operating       Operating      Efficiency
(in millions, except ratios)            REVENUES         EARNINGS         RATIO          Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----
Global Markets                         $      922       $    280           54%               64%           359%          (2,600) bp
Global Investment Banking                     402             94           61               100            571           (3,100)
Corporate Lending                             398            144           27                (1)             2             (100)
Chase Capital Partners                        294            165           13                NM             NM               NM
Global Private Banking                        229             49           63                 8              7               --
Other Global Bank (a)                         (11)           (58)          NM                NM             NM               NM
                                       ----------       --------
    Total                              $    2,234       $    674           49%               61%           124%          (1,700) bp
                                       ==========       ========

NINE MONTHS ENDED
SEPTEMBER 30,
(in millions, except ratios)

Global Markets                         $    3,192       $  1,097           47%               34%            73%          (1,100) bp
Global Investment Banking                   1,096            232           66                15             13              200
Corporate Lending                           1,164            418           27                 1              7             (100)
Chase Capital Partners                      1,058            608           10                82             95             (600)
Global Private Banking                        661            133           65                 4             (5)             300
Other Global Bank (a)                           8           (117)          NM                NM             NM               NM
                                       ----------       --------
    Total                              $    7,179       $  2,371           45%               25%            37%            (500) bp
                                       ==========       ========

--------------------------------------------------------------------------------

(a) Other Global Bank includes Chase's Global Asset Management and Mutual Funds business and discontinued operations. Total assets under management amounted to $211 billion at September 30, 1999.

NM - Not meaningful

bp - Denotes basis points; 100 bp equals 1%.
================================================================================
GLOBAL MARKETS

Global Markets' activities are diverse, by product and geography, and encompass the trading and sale of foreign exchange, derivatives, fixed income securities and commodities. Chase trades 24 hours a day covering the major cross-border financial markets, as well as many local markets. Also included within Global Markets are Chase's domestic and international treasury units, which have the primary responsibility for managing Chase's interest rate risk exposures and investment securities activities. Treasury results are managed on a total return basis with one of the primary objectives being the creation of economic value over time. Total return combines reported revenues (net interest income and securities gains/losses) and the change in the net unrealized appreciation/depreciation of all financial instruments and underlying balance sheet items.

Chase's trading-related revenues for the third quarter and nine months of 1999 were $679 million and $2,249 million, respectively. The results reflect strong performance in traditional products, including interest rate derivatives, and in other products such as equity derivatives. The total return (pretax before expenses) from interest rate risk management activities amounted to $(14) million and $226 million for the third quarter and nine months of 1999, compared with $351 million and $529 million for the third quarter and nine months of 1998, respectively. The decline in total return is due to the significant rise in interest rates during 1999.

GLOBAL INVESTMENT BANKING

Global Investment Banking advises corporations, financial institutions, financial sponsors and governments by providing integrated financial solutions and industry expertise to clients globally. Chase's corporate finance client base is extensive and is managed through global client industry groups. Product offerings encompass syndicated finance, high yield securities, mergers and acquisitions advisory, project finance, real estate advisory and placement, restructuring and private placements. Chase is the largest arranger of U.S. corporate debt, with a major presence in both the public and private debt markets, and has built a strong presence in the advisory area by leveraging its debt market leadership.

Cash operating earnings for Global Investment Banking rose 571% in the third quarter of 1999 to $94 million, when compared with the same quarter in 1998, reflecting continued growth in market share in mergers and acquisitions advisory, high-yield bond underwriting, and loan syndications. For the nine months of 1999, cash operating earnings increased 13%, reflecting the strong growth over the past two quarters partially offset by the impact of lower trading results on high-yield securities during the first quarter of 1999.

CORPORATE LENDING

Corporate Lending provides credit and lending services to clients globally within a strategy that emphasizes origination for distribution. An active portfolio management effort is an integral part of corporate lending activities and is focused on managing concentrations by product, borrower, risk grade, industry and geography. The use of SVA for product and customer decisions resulted in higher spreads on retained assets and the disposition of less-SVA-attractive loans. Management expects to continue to manage the commercial loan portfolio for shareholder value rather than revenue growth. In addition, as the largest structurer and syndicator of commercial loans, Chase originates loans for distribution to other financial institutions. In this process, Chase targets retaining, for its own account, approximately 9% of the principal amount of the loan. Revenues and cash operating earnings in the third quarter of 1999 remained flat when compared with the 1998 third quarter. For the nine months of 1999, revenues increased 1%, while cash operating earnings increased 7%, reflecting lower credit costs.

CHASE CAPITAL PARTNERS

Chase Capital Partners ("CCP") is one of the largest global private equity organizations with approximately $8.5 billion under management, including $5.7 billion in direct equity and equity-related investments and $1.6 billion in fund investments. CCP provides equity and mezzanine financing for a wide variety of investment opportunities in the United States and, to a lesser extent, abroad. During the nine months of 1999, CCP's direct investments totaled approximately $1.5 billion in 102 venture capital, management buyout, recapitalization, growth equity and mezzanine transactions, compared with approximately $1.2 billion in 84 direct investments for the nine months of 1998. Earnings reflected continued strength in the equity markets, a favorable environment for technology and internet initial public offerings (IPOs) (particularly in the second and third quarters of 1999), and the positive impact of maturing investments within the portfolio, partially offset by higher costs to support a higher level of investments.

GLOBAL PRIVATE BANK

The Global Private Bank serves a global client base of high net worth individuals and families, offering a full range of private banking services as well as access to the broad product capabilities of the Global Bank. Services include investment management, global capital market products and services, risk management, alternative investments such as private equity funds, trust and estate planning, global custody, mutual funds, credit and banking, and philanthropic advisory services. Revenues for the third quarter and the nine months of 1999 grew 8% and 4%, when compared with the same 1998 periods. The revenue growth in the business continues to reflect strong growth rates in the U.S. Cash operating earnings increased 7% and decreased 5% for the third quarter and nine months of 1999, respectively, from comparable 1998 periods, reflecting an increase in expenses due primarily to on-going technology and productivity initiatives.

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

For the third quarter and nine months of 1999, NCS's cash operating earnings increased $87 million and $227 million, respectively, over the same 1998 periods. These increases in cash operating earnings are attributable to growth in origination and servicing volume of residential mortgages and auto loans, higher deposit levels and higher fees including increased level of customer activity through Brown & Company, Chase's discount brokerage firm.

Management expects that the rate of growth in NCS revenues for the fourth quarter of 1999 (in comparison to the same quarter of 1998) to be somewhat lower than the 10% year-to-date growth rate. This anticipated moderation in growth rate will be due, in part, to pricing initiatives in the latter part of 1998.

================================================================================

THREE MONTHS ENDED                                         1999                                     Over(Under) 1998
SEPTEMBER 30,                          -------------------------------------------   ----------------------------------------------
(in millions, except ratios)                              CASH           CASH                             Cash             Cash
                                        OPERATING        OPERATING     EFFICIENCY        Operating       Operating      Efficiency
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings        Ratio
                                        --------         --------        -----           --------        --------        -----
Chase Cardmember Services              $    1,003       $    133           35%                3%            36%           (100) bp
Regional Consumer Banking                     611            103           70                 9             11            (100)
Chase Home Finance                            307             73           55                17             18            (100)
Diversified Consumer Services                 262             36           57                13             --             400
Middle Markets                                252             63           53                 4             15            (200)
Other NCS                                      63             27           NM                NM             NM              NM
                                       ----------       --------
    Total                              $    2,498       $    435           50%                9%            25%           (100) bp
                                       ==========       ========

NINE MONTHS ENDED
SEPTEMBER 30,
(in millions, except ratios)

Chase Cardmember Services              $    3,020       $    383           35%                5%            17%             -- bp
Regional Consumer Banking                   1,779            304           70                 9             18            (300)
Chase Home Finance                            870            205           56                16             15             100
Diversified Consumer Services                 845            148           52                29             80            (300)
Middle Markets                                729            172           55                 2              6              --
Other NCS                                     100             39           NM                NM             NM              NM
                                       ----------       --------
    Total                              $    7,343       $  1,251           50%               10%            22%             -- bp
                                       ==========       ========

--------------------------------------------------------------------------------

NM - Not meaningful

bp - Denotes basis points; 100 bp equals 1%.

================================================================================

CHASE CARDMEMBER SERVICES

Chase Cardmember Services ("CCS") ranks as the fifth-largest card issuer in the United States. CCS also reflects the results of Chase's international consumer business, which includes Chase Manhattan Card Company Limited, the third largest credit card issuer in Hong Kong, as well as consumer banking activities primarily in Hong Kong. At September 30, 1999, CCS had a $33 billion world-wide managed credit card portfolio. CCS's cash operating earnings for the third quarter of 1999 were $133 million, a 36% increase over 1998. Cash operating earnings for the nine months of 1999 rose 17% to $383 million. The increases in cash operating earnings reflect higher card usage, pricing initiatives started in late 1998 and improved credit quality. These favorable results were partially offset by higher marketing costs.

REGIONAL CONSUMER BANKING

Regional Consumer Banking has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area and is a leading retail institution in key Texas markets. Regional Consumer Banking offers customers convenient access to financial services through their choice of distribution channels, including the largest branch and proprietary ATM networks in the New York metropolitan region, plus telephone, PC and Internet services. For the third quarter and nine months of 1999, cash operating earnings increased 11% to $103 million and 18% to $304 million, respectively, compared with the same periods in 1998, benefiting from higher deposit levels coupled with growth in consumer banking fees and strong expense discipline.

CHASE HOME FINANCE

Chase Home Finance serves more than 3.2 million customers nationwide and is the largest originator and servicer of residential mortgage loans (after the acquisition of the Mellon Mortgage business on September 30, 1999) in the U.S. It is also a leading provider of home-equity secured lending and manufactured housing financing. During the nine months of 1999, $79 billion in residential first-mortgage loans, home-equity and manufactured housing financing were originated, a 40% increase over the same period last year. Management anticipates a decline in origination volume for the fourth quarter of 1999 compared with the same period in the prior year, as a result of increasing interest rates. Chase Home Finance's servicing portfolio increased 58% over the past twelve months and totaled $301 billion at September 30, 1999. Cash operating earnings increased 18% to $73 million and 15% to $205 million for the third quarter and nine months of 1999, respectively. The increases were fueled by growth in originations and servicing revenue, partially offset by lower net interest income as a result of higher funding costs associated with the increase in servicing balances and higher expenses stemming from greater business volume and technology investments.

DIVERSIFIED CONSUMER SERVICES

Diversified Consumer Services ("DCS") is one of the largest bank originator of auto loans and leases in the United States and a leading provider of student loans and unsecured consumer lending. In addition to its financing activities, DCS offers brokerage services and investment products nationwide and is one of the most diversified bank insurance providers in the U.S. At September 30, 1999, Chase Auto Finance had $24 billion in managed receivables including $21 billion in balance sheet receivables. Cash operating earnings increased 80% in the first nine months of 1999 and was driven by the strong growth in auto finance and by higher revenues in Chase's investment and insurance businesses, offset partially by higher expenses due to increased business volumes. Also included in revenues for the nine months of 1999 were $49 million of gains on sales of student loans, which occurred in the first half of 1999 and reflected a shift to a loan origination and sale strategy.

MIDDLE MARKETS

Chase is the premier provider of financial services to middle-market companies (companies with sales ranging from $10 million to $500 million) regionally, with a national focus in selected industries. It is the market leader in the New York metropolitan tri-state area. Cash operating earnings increased in the third quarter and nine months of 1999, compared with the respective 1998 periods, reflecting growth in loan volume along with improved credit quality and disciplined expense management.

GLOBAL SERVICES

Global Services is a leading provider of information and transaction services globally and includes custody, cash management, trust and other fiduciary services. As the world's largest provider of global custody and a leader in trust and agency services, Global Services was custodian for over $5 trillion in assets and serviced over $3 trillion in outstanding debt at September 30, 1999. Global Services also operates the largest U.S. dollar funds transfer business in the world and is a market leader in FedWire, ACH and CHIPS volume.

For the third quarter and nine months ended September 30, 1999, cash operating earnings for Global Services increased $30 million and $48 million, respectively, when compared with the same periods in 1998. Revenue growth was 13% in the third quarter and 12% for the nine months of 1999, driven in part by acquisitions completed in 1998. These increases were offset partially by a decline in excess deposit balances in cash management services. Expenses for the nine months of 1999 were higher than the same period in 1998, reflecting ongoing investment spending and costs related to Year 2000 initiatives.

Management expects that the rate of growth in Global Services revenue for the fourth quarter of 1999 (in comparison to the same quarter of 1998) may be lower than the 12% year-to-date growth rate. This anticipated moderation in the growth rate is due to the inclusion of revenues from an acquisition in the 1998 fourth quarter and the possibility of lower business transaction volume as a result of customer concerns involving the Year 2000.

CORPORATE

Corporate includes Chase.com and the effects remaining at the Corporate level after the implementation of management accounting policies. Chase.com has a direct management responsibility for new internet related ventures and for working with Chase's lines of businesses to capitalize on internet opportunities.

For the third quarter and nine months ended September 30, 1999, Corporate had a cash operating loss of $2 million and $89 million, respectively, compared with cash operating earnings of $32 million and a cash operating loss of $45 million for the same periods in 1998. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization.

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

The following table provides a reconciliation between Chase's results as reported in its Consolidated Financial Statements and as presented on an operating basis. Charge-offs and provisions for risk management instruments, included in credit costs prior to 1999, are now netted against trading revenue. All prior periods have been restated.

================================================================================

(in millions, except per share data)
                                            THIRD QUARTER 1999                                   Third Quarter 1998
                           ------------------------------------------------     ---------------------------------------------------
                            REPORTED        CREDIT       SPECIAL   OPERATING      Reported       Credit        Special   Operating
                             RESULTS         CARD         ITEMS      BASIS         Results        Card          Items      Basis
Revenue:                       (a)            (b)          (c)                       (a)           (b)            (c)
                           ----------     ---------     -------   ---------        -------      ---------     -------    --------
Market-Sensitive           $   1,541      $     --      $    --   $   1,541        $   719      $    --       $    --    $    719
Less-Market-Sensitive          3,650           238           --       3,888          3,499          298          (191)      3,606
                           ---------      --------      -------    --------        -------      -------       -------    --------
Total Revenue                  5,191           238           --       5,429          4,218          298          (191)      4,325
Noninterest Expense            2,975            --           --       2,975          2,651           --           (37)      2,614
                           ---------      --------      -------    --------        -------      -------       -------    --------
Operating Margin               2,216           238           --       2,454          1,567          298          (154)      1,711
Credit Costs                     404           238           --         642            268          298            --         566
                           ---------      --------      -------    --------        -------      -------       -------    --------
Income Before Taxes            1,812            --           --       1,812          1,299           --          (154)      1,145
Tax Expense                      625            --           --         625            462           --           (55)        407
                           ---------      --------      -------    --------        -------      -------       -------    --------
Net Income                 $   1,187      $     --      $    --   $   1,187        $   837      $    --       $   (99)   $    738
                           =========      ========      =======   =========        =======      =======       =======    ========

NET INCOME PER COMMON SHARE
---------------------------
Basic                      $    1.42                              $    1.42        $  0.96                               $   0.84
Diluted                    $    1.37                              $    1.37        $  0.94                               $   0.82

--------------------------------------------------------------------------------


                                             NINE MONTHS 1999                                     Nine Months 1998
                            ------------------------------------------------     ---------------------------------------------------
Revenue:
Market-Sensitive           $    5,012     $     --      $    --   $    5,012      $  3,549      $    --       $    --    $   3,549
Less-Market-Sensitive          10,939          753         (166)      11,526        10,047          864          (191)      10,720
                           ----------     --------      -------   ----------      --------      -------       -------    ---------
Total Revenue                  15,951          753         (166)      16,538        13,596          864          (191)      14,269
Noninterest Expense             8,980           --         (100)       8,880         7,979           --           (37)       7,942
                           ----------     --------      -------   ----------      --------      -------       -------    ---------

Operating Margin                6,971          753          (66)       7,658         5,617          864          (154)       6,327
Credit Costs                    1,181          753           --        1,934           934          864            --        1,798
                           ----------     --------      -------   ----------      --------      -------       -------    ---------
Income Before
  Restructuring Costs           5,790           --          (66)       5,724         4,683           --          (154)       4,529
Restructuring Costs                --           --           --           --           529           --          (529)          --
                           ----------     --------      -------   ----------      --------      -------       -------    ---------
Income Before Taxes             5,790           --          (66)       5,724         4,154           --           375        4,529
Tax Expense                     2,037           --          (24)       2,013         1,518           --           141        1,659
                           ----------     --------      -------   ----------      --------      -------       -------    ---------
Net Income                 $    3,753     $     --      $   (42)  $    3,711      $  2,636      $    --       $   234    $   2,870
                           ==========     ========      =======   ==========      ========      =======       =======    =========

NET INCOME PER COMMON SHARE
---------------------------
Basic                      $     4.44                             $     4.39      $   3.02                               $    3.29
Diluted                    $     4.30                             $     4.25      $   2.93                               $    3.20


--------------------------------------------------------------------------------

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

(c) Includes restructuring costs and special items. For a description of special items, see Glossary of Terms on page 41.

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

For the third quarter and nine months, market-sensitive revenues in 1999 increased 114% and 41%, respectively, over the same 1998 periods, reflecting increases in trading-related revenues, investment banking fees and private equity gains. Chase anticipates that the financial markets in the latter part of the 1999 fourth quarter may slow down, as corporations and customers prepare for the Year 2000 implementation.

INVESTMENT BANKING FEES

Investment banking fees of $486 million in the 1999 third quarter were up 51% from the prior-year quarter and represent the second highest quarter for Chase, immediately following the record 1999 second quarter results. Fees of $1,388 million for the nine months of 1999 were 24% higher than the nine months of 1998. These strong results reflect market share gains in loan syndications, mergers and acquisitions advisory, and corporate bond underwriting, as Chase leverages its broad customer base and leadership positions in attractive markets.

TRADING-RELATED REVENUE

Trading revenues and related net interest income increased to $679 million for the 1999 third quarter and to $2,249 million for the first nine months of 1999. The results reflect strong performance across a wide variety of trading products.


================================================================================

                                                                          THIRD QUARTER                    NINE MONTHS
                                                                 -----------------------------   -----------------------------
(in millions)                                                         1999           1998              1999           1998
                                                                  -----------     ----------      ------------     ----------
Trading Related Revenue by Type
-------------------------------
Trading Revenue (a)                                                $     462        $    (69)      $    1,606       $     722
Trading Related NII (b)                                                  217             145              643             541
                                                                   ---------        --------       ----------       ---------
     Total                                                         $     679        $     76       $    2,249       $   1,263
                                                                   =========        ========       ==========       =========

Product Diversification
-----------------------
Interest Rate Contracts (c)                                        $     223        $     66       $      805       $     292
Foreign Exchange Spot and Option Contracts                               199             250              616             796
Equities and Commodities (d)                                             129              19              303             124
Debt Instruments and Other (e)                                           128            (259)             525              51
                                                                   ---------        ---------      ----------       ---------
     Total                                                         $     679        $     76       $    2,249       $   1,263
                                                                   =========        ========       ==========       =========

--------------------------------------------------------------------------------

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

================================================================================

Interest rate contract revenue increased in the third quarter and nine months of 1999 as a result of interest rate movements in the European markets. Foreign exchange spot and option contract revenue declined in the third quarter and for the nine months of 1999, due to reduced volume because of a return to normal volatility in the Asian markets. Equities and commodities revenue increased for both 1999 periods as a result of favorable market conditions for equity derivative products throughout the nine months of 1999. The increase in debt instruments and other resulted from continued improvement in emerging markets activities and high-grade bonds due to the unsettled markets in the 1998 third quarter.

Chase disclosed on November 1, 1999 that trading revenues in the fourth quarter would be reduced by approximately $60 million before tax ($40 million after tax) as a result of a correction of trading revenues from previous periods.

SECURITIES GAINS

Securities losses realized for the 1999 third quarter were $1 million, compared with securities gains of $261 million in the prior year's third quarter. The 1998 third quarter gains were largely from sales of U.S. Government and agency securities. Due to adverse market conditions during the 1998 third quarter, many investors chose safer investments, such as U.S. Treasuries. Total securities gains for the nine months of 1999 were $160 million, a 64% decrease over the same period in 1998. The decline in securities gains was due to a lower level of sales as a result of higher market interest rates, which reduced the market value of these securities. Unrealized net losses in Chase's available-for-sale securities portfolio were approximately $1.8 billion, before taxes, at September 30, 1999, a decrease from a net unrealized gain of approximately $.6 billion, before taxes, at year-end 1998, reflecting a rise in interest rates during 1999. The market valuation does not include the favorable impact of changes in interest rates on related funding.

PRIVATE EQUITY GAINS

Private equity gains include income from a wide variety of investments in the United States and, to a lesser extent, abroad. Private equity gains in the third quarter and nine months of 1999 were $317 million higher and $492 million higher (an increase of 68%) than the same periods in the prior year. These results reflect gains on investments in companies that had initial public offerings in 1999 and on sales of companies in the telecommunications and internet marketplace. The 1999 third quarter results, while less than the 1999 second quarter, continued to be strong, despite a decline in the market value of a large investment.

LESS-MARKET-SENSITIVE REVENUE

The less-market-sensitive revenue captions are generally subject to less market volatility than market-sensitive revenues. However, certain components within less-market-sensitive revenue are subject to market volatility, particularly assets that are held-for-sale and are accounted for on either a mark-to-market basis or lower-of-cost-or-market basis.

Less-market-sensitive revenues increased by 8% in both the 1999 third quarter and first nine months reflecting across the board increases in all categories for both periods.

NET INTEREST INCOME

Reported net interest income ("NII") was $2.17 billion for the 1999 third quarter and $6.52 billion for the 1999 nine months. Excluding the impact of $191 million of interest income resulting from prior years' tax refunds which was recognized in the 1998 third quarter, NII increased 8% for the quarter and 5% for the first nine months when compared with the 1998 periods. For purposes of internal analysis, management combines trading-related NII with trading revenue. Therefore, trading-related NII is excluded from the following analysis.

The following table provides a reconciliation between reported NII as presented on the Consolidated Statement of Income and operating NII.

================================================================================

                                                                      THIRD QUARTER                            NINE MONTHS
                                                        --------------------------------------      --------------------------------

NET INTEREST INCOME                                         1999          1998        Change            1999        1998      Change
(in millions)                                           -----------     ----------    ------        ----------    --------    ------
   Reported NII                                         $    2,170      $    2,206      (2)%        $    6,519    $  6,406     2%
   Less Interest on Tax Refunds                                 --            (191)                         --        (191)
                                                        ----------      ----------                  ----------    --------
   Subtotal                                                  2,170           2,015       8%              6,519       6,215     5%
   Add Impact of Credit Card Securitizations                   332             374                       1,000       1,093
   Less Trading-Related NII                                   (217)           (145)                       (643)       (541)
                                                        ----------      ----------                  ----------    --------
   Operating NII                                        $    2,285      $    2,244       2%         $    6,876    $  6,767     2%
                                                        ==========      ==========                  ==========    ========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Reported                                             $    290.2      $    286.9       1%         $    290.0    $  295.8    (2)%
   Add Impact of Credit Card Securitizations                  17.2            18.4                        17.6        18.0
   Less Trading-Related Assets                               (53.4)          (56.9)                      (51.3)      (64.8)
                                                        ----------      ----------                  ----------    --------
   Managed                                              $    254.0        $  248.4       2%         $    256.3    $  249.0     3%
                                                        ==========      ==========                  ==========    ========

NET YIELD ON INTEREST-EARNING ASSETS (a)
   Reported                                                   2.97%           3.06%     (9) bp            3.01%       2.90%   11 bp
   Add Impact of Credit Card Securitizations                   .27             .30      (3)                .26         .30    (4)
   Impact of Trading-Related NII                               .34             .48     (14)                .32         .52   (20)
   Less Impact of Tax Refunds                                   --           (.25)%     25                  --        (.08)    8
                                                        ----------      ----------                  ----------    --------
   Managed                                                    3.58%           3.59%     (1) bp            3.59%       3.64%   (5) bp
                                                        ==========      ==========                  ==========    ========

--------------------------------------------------------------------------------

(a)  Disclosed on a taxable equivalent basis.

bp - Denotes basis points; 100 bp equals 1%.

================================================================================

Operating NII of $2.29 billion in the 1999 third quarter and $6.88 billion in the 1999 nine months increased 2% from both the 1998 comparable periods. The increases were primarily due to higher average managed interest-earning assets, particularly domestic consumer loans (notably auto financings), and domestic commercial loans. These increases were partially offset by a decline in the average foreign commercial loan portfolio, as Chase reduced its exposure to emerging markets over the past twelve months.

The net yield on a managed basis was 3.58% for the 1999 third quarter, stable with the 1998 third quarter. For the nine months of 1999, it was 3.59%, a five basis point decline from the net yield for the nine months of 1998. A slight improvement in commercial loan spreads was offset by a decline in interest- free balances. As a result of decreases in both the volume and rate earned on interest-free funds, interest-free funds contributed 59 basis points to the net yield in the 1999 third quarter, compared to 83 basis points in the 1998 third quarter, and contributed 61 basis points to the net yield in the nine months of 1999, compared to 83 basis points in the nine months of 1998.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES

Trust, custody and investment management fees continued their strong performance in the 1999 third quarter and nine months by increasing 15% and 18% over the same periods in 1998. These favorable results were largely attributable to portfolio acquisitions of custody and corporate trust businesses in late 1998 and internally generated growth in investor services and structured finance activities.

CREDIT CARD REVENUE

The following table provides a reconciliation between reported and operating credit card revenue. Operating credit card revenue excludes the impact of credit card securitizations.

--------------------------------------------------------------------------------

                                                                           THIRD QUARTER                       NINE MONTHS
                                                                  -----------------------------      ------------------------------
                                                                      1999            1998               1999              1998
(in millions)                                                     -----------      ----------        ----------        ----------
Reported Credit Card Revenue                                      $     441        $   381           $    1,258        $   1,046
Less Impact of Credit Card Securitizations                              (86)           (69)                (227)            (222)
                                                                  ---------        -------           ----------        ---------
Operating Credit Card Revenue                                     $     355        $   312           $    1,031        $     824
                                                                  =========        =======           ==========        =========

================================================================================

Reported credit card revenue rose $60 million, or 16%, in the 1999 third quarter and for the 1999 nine months, revenue increased $212 million, or 20%. These increases were the result of higher late charges and increased credit card customer purchase volume.

FEES FOR OTHER FINANCIAL SERVICES

--------------------------------------------------------------------------------

                                                                           THIRD QUARTER                       NINE MONTHS
                                                                  ---------------------------        -----------------------------
                                                                      1999            1998              1999              1998
(in millions)                                                     -----------      ----------        ----------        ----------
   Service Charges on Deposit Accounts                            $     104        $    92           $      289        $     275
   Fees in Lieu of Compensating Balances                                106             85                  287              256
   Mortgage Servicing Fees                                               96             43                  238              149
   Commissions on Letters of Credit and Acceptances                      69             72                  207              218
   Brokerage and Investment Services                                     43             35                  136              102
   Insurance Fees (a)                                                    44             40                  124              103
   Loan Commitment Fees                                                  44             31                  111              101
   Other Fees                                                           131            124                  385              337
                                                                  ---------        -------           ----------        ---------
     Total                                                        $     637        $   522           $    1,777        $   1,541
                                                                  =========        =======           ==========        =========

--------------------------------------------------------------------------------

(a) Insurance amounts exclude certain insurance fees related to credit cards and mortgage products, which are included in those revenue captions.

================================================================================

SERVICE CHARGES ON DEPOSITS increased 13% for the third quarter 1999, due to higher fees charged on overdrafts. FEES IN LIEU OF COMPENSATING BALANCES increased 25% for the third quarter 1999, due to an increase in the fee structure and customer volume. MORTGAGE SERVICING FEES increased by 123% and 60% for the third quarter and nine months of 1999, respectively, due to a larger servicing balance. The servicing portfolio increased 58% from prior year levels due to higher origination volume and an acquisition of mortgage servicing rights. BROKERAGE AND INVESTMENT SERVICES rose $8 million in the third quarter and $34 million in the nine months, due to a significant increase in customer activity through Brown & Company, Chase's discount brokerage firm. In the past year, Brown & Company has tripled its average trades per day to approximately 35,000, two-thirds of which are now on-line. HIGHER INSURANCE FEES in both the 1999 third quarter and nine months reflected increased business volume, a direct result of increased marketing. LOAN COMMITMENT FEES increased 42% for the third quarter of 1999, due to increased volume in investment banking activity. OTHER FEES rose in both the third quarter and for the nine months of 1999 due to ATM fees charged to non-Chase customers, new cash management products and higher business volume across a number of products.

OTHER REVENUE

================================================================================

                                                                              THIRD QUARTER                    NINE MONTHS
                                                                       --------------------------       ----------------------
                                                                          1999            1998             1999          1998
(in millions)                                                          -----------    -----------       ----------    ---------
Residential Mortgage Origination/Sales Activities                      $      95       $    105         $   275       $    241
All Other Revenue                                                             59             25             235            218
                                                                       ---------       --------         -------       --------
    Operating Other Revenue                                                  154            130             510            459
Gains on Sales of Non-strategic Assets                                        --             --             166             --
Other Revenue - Credit Card Securitizations                                    8              7              20              7
                                                                       ---------       --------         -------       --------
    Reported Other Revenue                                             $     162       $    137         $   696       $    466
                                                                       =========       ========         =======       ========

================================================================================

Operating other revenue increased 18% for the third quarter of 1999 (over the same period in 1998), due to improved results from the Octagon Credit Investment Fund and a gain on the sale of upstate New York branches. Partially offsetting these increases were lower revenue from residential mortgage activities (which includes origination and sale of loans and selective disposition of mortgage servicing rights) as a result of higher interest rates during the quarter and a gain in the 1998 third quarter from the sale of a foreign operation.

The 1999 nine months included gains from the sales of student loans, higher revenue from residential mortgage activities, a reflection of the favorable interest-rate environment in early 1999, as well as improved results from the Octagon Credit Investment Fund, which was established late in the 1998 first quarter.

The 1999 nine month reported results included two special gains: $95 million from the sale of One New York Plaza and $71 million from the sale of branches in Beaumont, Texas.

NONINTEREST EXPENSE

Operating noninterest expense increased 14% and 12% for the third quarter and first nine months of 1999. Both increases were driven primarily by incentive costs tied to higher market sensitive revenues and ongoing technology-related investments. Chase continues to manage its operating noninterest expense to support its revenue growth.

================================================================================

(in millions)                                                              THIRD QUARTER                       NINE MONTHS
                                                                  -----------------------------      ----------------------------
                                                                      1999            1998               1999              1998
                                                                  -----------      ----------        ----------        --------
Salaries                                                          $    1,417       $   1,168         $    4,217        $   3,692
Employee Benefits                                                        238             221                731              660
Occupancy Expense                                                        218             198                642              578
Equipment Expense                                                        255             219                737              640
Other Expense                                                            847             808              2,553            2,372
                                                                  ----------       ---------         ----------        ---------
   Operating Noninterest Expense                                       2,975           2,614              8,880            7,942
Special Contribution to the Foundation (a)                                --              --                100               --
Restructuring Costs                                                       --              --                 --              529
Accelerated Vesting of Stock-Based Incentive Awards                       --              37                 --               37
Foreclosed Property Expense (b)                                            6              (4)                14                2
                                                                  ----------       ---------         ----------        ---------
   Reported Noninterest Expense                                   $    2,981       $   2,647         $    8,994        $   8,510
                                                                  ==========       =========         ==========        =========

Efficiency Ratio (c)                                                      57%             65%                56%              59%
Operating Efficiency Ratio (c) (d)                                        55%             60%                53%              55%

--------------------------------------------------------------------------------

(a) Represents a $100 million special contribution to The Chase Manhattan Foundation in the 1999 second quarter.

(b) Included within Other Expense on the Consolidated Statement of Income. On an operating basis, these expenses are reflected in Credit Costs.

(c) Excludes restructuring costs, foreclosed property expense, costs associated with the REIT and special items.

(d)   Excludes the impact of credit card securitizations.

================================================================================

The increase in salaries and employee benefits for the 1999 third quarter and nine months was due to higher incentive costs, mainly driven by higher market-sensitive revenue. Also contributing to the increase was the net addition of almost 1,700 full-time equivalent employees as a result of acquisitions (in the mortgage, credit card, and custody and fiduciary services businesses) and growth in certain businesses.

================================================================================

FULL-TIME EQUIVALENT EMPLOYEES                                                             SEPTEMBER 30,         September 30,
                                                                                                    1999                  1998
                                                                                           -------------         -------------
Domestic Offices                                                                              61,665                 60,538
Foreign Offices                                                                               11,353                 10,806
                                                                                            --------                -------
     Total Full-Time Equivalent Employees                                                     73,018                 71,344
                                                                                            ========                =======

================================================================================

OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense increased $20 million in the 1999 third quarter and $64 million during the first nine months of 1999 when compared with same periods in 1998. The increases were primarily due to higher rental costs resulting from business expansions and acquisitions occurring in late 1998 and during 1999. The higher level of equipment expense during the 1999 third quarter and nine months was due to the increase in depreciation expense from the capitalization of costs related to more advanced hardware systems across all businesses. The increase was also related to higher rental costs for Year 2000 compliant computer equipment. For a further discussion of Year 2000 efforts, see Operating Risk Management section on page 34.

OTHER EXPENSE

================================================================================

(in millions)                                                              THIRD QUARTER                       NINE MONTHS
                                                                  -----------------------------      ----------------------------
                                                                      1999            1998               1999             1998
                                                                  -----------      ----------        ----------        ---------
     Professional Services                                        $     170        $     180         $      510        $     483
     Marketing Expense                                                  128              108                356              306
     Telecommunications                                                  96               90                284              258
     Amortization of Intangibles                                         70               63                219              188
     Travel and Entertainment                                            54               58                163              177
     Minority Interest (a)                                               12               12                 37               36
     All Other                                                          317              297                984              924
                                                                  ---------        ---------         ----------        ---------
       Total Operating Other Noninterest Expense                        847              808              2,553            2,372
     Foreclosed Property Expense                                          6               (4)                14                2
     Special Contribution to the Foundation (b)                          --               --                100               --
                                                                  ---------        ---------         ----------        ---------
       Total Reported Other Noninterest Expense                   $     853        $     804         $    2,667        $   2,374
                                                                  =========        =========         ==========        =========

--------------------------------------------------------------------------------

(a)   Includes REIT minority interest expense of $11 million in each quarter.

(b) Represents a $100 million special contribution to The Chase Manhattan Foundation.

================================================================================

OPERATING OTHER EXPENSE for the 1999 third quarter and nine months increased $39 million and $181 million, respectively, when compared with the third quarter and nine months of 1998. PROFESSIONAL SERVICES COSTS for the first nine months reflect a higher level of contract computer professionals associated with the Year 2000 efforts. The increase in MARKETING EXPENSE was due to higher costs at Chase Cardmember Services. Additionally, costs incurred for the Chase brand campaign and sponsorship of various events also increased marketing expenses. The rise in TELECOMMUNICATIONS COSTS primarily reflects both installation and usage stemming from the growth in business volume at all of Chase's major franchises. The purchase of a global custody business during the fourth quarter 1998 contributed to the increase in the AMORTIZATION OF INTANGIBLES. For the 1999 third quarter and first nine months, ALL OTHER EXPENSE increased $20 million and $60 million, respectively, when compared to the same periods of 1998, reflecting growth in business volume at Chase Cardmember Services and the global custody acquisition.

RESTRUCTURING COSTS

For a discussion of Chase's restructuring costs, see Note Four on page 8 of this Form 10-Q.

CREDIT COSTS

Credit costs include provision for loan losses, credit costs associated with credit card securitizations and foreclosed property expense.

================================================================================

                                                                           THIRD QUARTER                       NINE MONTHS
                                                                  -----------------------------    ------------------------------
(in millions)                                                          1999            1998              1999            1998
                                                                   -----------      ----------       ----------        ----------
Provision for Loan Losses                                            $    398       $     272        $    1,167        $     932
Credit Costs Associated with Credit Card Securitizations                  238             298               753              864
Foreclosed Property Expense (a)                                             6              (4)               14                2
                                                                     --------       ----------       ----------        ---------
Operating Credit Costs (b)                                           $    642       $     566        $    1,934        $   1,798
                                                                     ========       =========        ==========        =========

--------------------------------------------------------------------------------

(a)   Included in Other Expense on the Consolidated Statement of Income.

(b) Excludes provision for risk management instrument credit losses of $183 million in the third quarter of 1998 and $205 million for the nine months of 1998, which are netted against trading revenue. Prior periods have been restated.

================================================================================

Credit costs in 1999 increased from the respective 1998 levels, primarily due to higher credit losses and lower recoveries in the domestic commercial loan portfolio.

INCOME TAXES

Chase recognized income tax expense of $625 million in the third quarter of 1999 compared with $462 million in the third quarter of 1998. The effective tax rate for each period was 34.5% and 35.6%, respectively. For the nine months, Chase recorded income tax expense of $2.04 billion in 1999, compared with $1.52 billion in 1998, at an effective tax rate of 35.2% and 36.5%, respectively.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT

--------------------------------------------------------------------------------
The following discussion of Chase's credit risk management focuses primarily on developments in 1999 and should be read in conjunction with pages 29-35 and 50-51 of Chase's 1998 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

================================================================================

                                                                                                       PAST DUE 90 DAYS & OVER
                                           CREDIT-RELATED ASSETS           NONPERFORMING ASSETS           AND STILL ACCRUING
                                           ---------------------           --------------------    ---------------------------
                                        SEPTEMBER 30,        Dec 31,  SEPTEMBER 30,       Dec 31,  SEPTEMBER 30,        Dec 31,
(in millions)                                   1999           1998           1999           1998           1999           1998
                                            --------       --------       --------       --------       --------       --------
CONSUMER:
Domestic Consumer:
  1-4 Family Residential Mortgages      $     42,134   $     41,831       $    308       $    313       $      2       $      3
  Credit Card - Reported                      14,246         14,229             --             --            252            302
  Credit Card Securitizations (a)             18,028         18,033             --             --            324            379
                                            --------       --------       --------       --------       --------       --------
  Credit Card - Managed                       32,274         32,262             --             --            576            681
  Auto Financings                             18,429         16,456             73             50              3             20
  Other Consumer                               6,536          8,375              5              6             57             97
                                            --------       --------       --------       --------       --------       --------
Total Domestic Consumer                       99,373         98,924            386            369            638            801
Foreign Consumer                               2,822          2,939             30             23             11             10
                                            --------       --------       --------       --------       --------       --------
TOTAL CONSUMER                               102,195        101,863            416            392            649            811
                                            --------       --------       --------       --------       --------       --------
COMMERCIAL:
Domestic Commercial:
  Commercial and Industrial                   47,151         43,123            435            331             29             42
  Commercial Real Estate                       3,363          3,984             50             41              5              1
  Financial Institutions                       4,843          6,583             23              1             --             --
                                            --------       --------       --------       --------       --------       --------
Total Domestic Commercial                     55,357         53,690            508            373             34             43
Foreign Commercial:
  Commercial and Industrial                   25,565         25,532            884            603             12              7
  Commercial Real Estate                         203            367             --             --             --             --
  Financial Institutions                       4,352          4,537             23             22             20             24
  Foreign Governments                          3,814          4,798             43             50             --             --
                                            --------       --------       --------       --------       --------       --------
Total Foreign Commercial                      33,934         35,234            950            675             32             31
Derivative and FX Contracts                   31,408         33,255             36             50             --             --
                                            --------       --------       --------       --------       --------       --------
TOTAL COMMERCIAL CREDIT-RELATED              120,699        122,179          1,494          1,098             66             74
                                            --------       --------       --------       --------       --------       --------
Total Managed Credit-Related            $    222,894   $    224,042          1,910          1,490       $    715       $    885
                                            ========       ========       --------       --------       ========       ========
Assets Acquired as Loan Satisfactions                                          105            116
                                                                          --------       --------
TOTAL NONPERFORMING ASSETS                                                $  2,015       $  1,606
                                                                          ========       ========

================================================================================

                                                            NET CHARGE-OFFS
                                          ----------------------------------------------------
                                               Third Quarter                 Nine Months
                                          ----------------------        ----------------------
(in millions)                               1999           1998           1999           1998
                                          -------        -------        -------        -------
CONSUMER:
 Domestic Consumer:
   1-4 Family Residential Mortgages       $     9        $     6        $    19        $    22
   Credit Card - Reported                     207            187            641            550
   Credit Card Securitizations (a)            238            298            753            864
                                          -------        -------        -------        -------
   Credit Card-Managed                        445            485          1,394          1,414
   Auto Financings                             19             17             57             58
   Other Consumer                              49             39            144            123
                                          -------        -------        -------        -------
 Total Domestic Consumer                      522            547          1,614          1,617
 Foreign Consumer                               9              6             27             14
                                          -------        -------        -------        -------
 TOTAL CONSUMER                               531            553          1,641          1,631
                                          -------        -------        -------        -------
 COMMERCIAL:
 Domestic Commercial:
   Commercial and Industrial                   57            (58)           106            (75)
   Commercial Real Estate                      (2)            (3)           (13)            (9)
   Financial Institutions                      11             (1)            39             (2)
                                          -------        -------        -------        -------
 Total Domestic Commercial                     66            (62)           132            (86)
 Foreign Commercial:
   Commercial and Industrial                   29            140            139            304
   Commercial Real Estate                      --             --             --             --
   Financial Institutions                       7             14              5             24
   Foreign Governments                         --             --             (1)            (2)
                                          -------        -------        -------        -------
 Total Foreign Commercial                      36            154            143            326
                                          -------        -------        -------        -------
 TOTAL COMMERCIAL                             102             92            275            240
                                          -------        -------        -------        -------
 TOTAL MANAGED LOANS (b)                  $   633        $   645        $ 1,916        $ 1,871
                                          =======        =======        =======        =======

--------------------------------------------------------------------------------
(a) Represents the portion of Chase's credit card receivables that have been securitized. (b) Excludes charge-offs for risk management instruments, which are netted against trading revenues.

Chase's managed credit related assets totaled $223 billion at September 30, 1999, a slight decrease of $1 billion or 1% during the nine months of 1999 reflecting lower derivatives and foreign exchange receivables and foreign commercial loans. Chase's nonperforming assets at September 30, 1999 increased $409 million, or 25%, from the 1998 year-end level. This increase occurred primarily in the foreign commercial loan portfolio, due to one customer.

RETAINED NET CHARGE-OFFS increased $48 million during the 1999 third quarter and $156 million for the nine months of 1999, when compared to the same periods in 1998. MANAGED NET CHARGE-OFFS decreased in the 1999 third quarter by $12 million and increased by $45 million for the first nine months of 1999, as compared to 1998. The increase in retained net charge-offs was due primarily to higher charge-off levels in the retained credit card portfolio and lower recoveries on the domestic commercial portfolio. On a managed basis, these increases were offset by lower charge-offs on securitized credit cards.

Management expects that credit costs, on a managed basis, will remain relatively stable over the remainder of 1999 and for the full year 1999 will be of a similar magnitude to credit costs incurred in 1998. For the consumer portfolio, management expects net charge-off rates will be slightly lower than in 1998. The commercial charge-off rate varies more than the consumer charge-off rate and, over time, Chase expects annual commercial net charge-offs to be in the range of 40-60 basis points.

AVERAGE ANNUAL NET CHARGE-OFF RATES

================================================================================

                                                            THIRD QUARTER                                NINE MONTHS
                                                ------------------------------------         -----------------------------
                                                      1999                 1998                    1999               1998
                                                ---------------      ---------------         --------------      ---------
CONSUMER LOANS:
     1-4 Family Residential Mortgages                .08%                 .06%                    0.6%               .07%
     Credit Card-Managed (a)                        5.53                 6.19                    5.81               5.94
     Auto Financings                                 .41                  .49                     .42                .56
     Other Consumer (b)                             2.25                 1.43                    2.05               1.62
         Total Consumer Loans                       2.07                 2.23                    2.13               2.23

COMMERCIAL LOANS:
         Total Commercial Loans                      .46                  .43                     .42                .36

Total Managed Loans                                 1.33                 1.40                    1.34               1.34

--------------------------------------------------------------------------------
(a)    Includes domestic and foreign credit card activity.
(b)    Includes foreign loans.
================================================================================
CONSUMER LOAN PORTFOLIO

Residential Mortgage Loans: Residential mortgage loans outstanding remained stable at September 30, 1999, when compared with year-end balances, while the level of nonperforming domestic residential mortgage loans decreased by 2%. The loss rate of .08% for the 1999 third quarter was up slightly from the previous year. However, for the nine months of 1999, net charge-offs decreased by $3 million when compared to the same period in 1998. This portfolio's asset quality continues to be strong.

Credit Card Loans: Chase analyzes its credit card portfolio on a managed basis, which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Average managed credit card receivables increased slightly for the three and nine month periods ended September 30, 1999, compared with the same periods last year. The decrease in the net charge-off rate for the third quarter of 1999 and the first nine months was a result of lower customer bankruptcy levels. Management has been targeting net charge-offs, as a percentage of average credit card receivables, to range from 5 1/2 - 6% for the 1999 full year and anticipates continuing improvement in credit quality in the credit card portfolio into next year.

MANAGED CREDIT CARD PORTFOLIO (a)
================================================================================

                                                               As of or for the               As of or for the
                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                           ----------------------        ----------------------
(in millions, except ratios)                                  1999           1998           1999           1998
                                                           -------        -------        -------        -------
Average Credit Card Receivables                            $32,869        $31,607        $32,510        $31,991
Past Due 90 Days or More and Accruing                      $   591        $   675        $   591        $   675
  As a Percentage of Average Credit Card Receivables          1.80%          2.14%          1.82%          2.11%
Net Charge-offs                                            $   454        $   489        $ 1,416        $ 1,425
  As a Percentage of Average Credit Card Receivables          5.53%          6.19%          5.81%          5.94%

--------------------------------------------------------------------------------
(a) Includes domestic and foreign credit card activity.
================================================================================

Auto Financings: Auto financings increased 12%, reflecting continued strong customer demand due to favorable pricing programs. The charge-off rates of .41% for the third quarter and .42% for the nine months of 1999 are indicative of the selective approach to asset origination.

Other Consumer: Other domestic consumer loans decreased 22% from the year-end level due to the sale of student loans during the first half of 1999. The increase in the net charge-off rates in 1999 reflects the sale of government-guaranteed student loans and higher losses in certain new and existing product lines.

COMMERCIAL PORTFOLIO

The DOMESTIC COMMERCIAL portfolio increased $1.7 billion from the 1998 year-end. Net charge-offs were $66 million during the 1999 third quarter and $132 million for the nine months of 1999, compared with net recoveries in the same prior year periods. Net charge-offs for the portfolio remain at a low level, indicative of the portfolio's diversification and strong credit quality.

The FOREIGN COMMERCIAL portfolio totaled $33.9 billion at September 30, 1999 and outstandings declined slightly from 1998 year-end levels as Chase continued to reduce its exposure to emerging markets. Nonperforming assets increased $275 million due primarily to a single foreign credit. Net charge-off levels for the 1999 third quarter and nine months decreased in comparison with the prior year by $118 million, or 77%, and $183 million, or 56%, respectively, due to the adverse market conditions in the third quarter of 1998.

COUNTRY EXPOSURE

The following table presents Chase's country exposure to Asia and Latin America. Country exposure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. For a further discussion of Chase's country exposure, see pages 33-34 of Chase's 1998 Annual Report.

SELECTED COUNTRY EXPOSURE (a)

                                                                       AT SEPTEMBER 30, 1999               At Dec 31, 1998
                              ----------------------------------------------------------------------------------------------------
                                                        GROSS                     NET       COUNTRY RELATED                 Country
                              LENDING-     TRADING-     LOCAL        LESS     CROSS-BORDER       RESALE         Net         Related
(in billions)                 RELATED      RELATED     COUNTRY       LOCAL      EXPOSURE       AGREEMENTS   Cross-Border     Resale
                                 (b)         (c)        ASSETS      FUNDING        (a)              (a)       Exposure    Agreements
                              ----------  ----------    ------      -------    -----------    -----------     --------    ----------
LATIN AMERICA
-------------
Brazil                         $    1.1    $    0.3     $   1.0   $   (0.6)    $     1.8       $     1.2     $     2.3     $     0.9
Argentina                           1.9         0.2         0.3       (0.3)          2.1             0.7           2.3           0.5
Mexico                              1.0         0.7         0.4       (0.4)          1.7             0.4           1.8           0.4
Chile                               0.8          --         0.1       (0.1)          0.8              --           0.9            --
Colombia                            0.7          --          --          --          0.7              --           0.8            --
Venezuela                           0.3          --          --          --          0.3             0.2           0.4            --
All Other Latin America (d)         0.4         0.5         0.7       (0.7)          0.9              --           1.0            --
                               --------    --------     -------   ---------    ---------       ---------     ---------     ---------
  Total Latin America          $    6.2    $    1.7     $   2.5   $   (2.1)    $     8.3       $     2.5     $     9.5     $     1.8
                               ========    ========     =======   =========    =========       =========     =========     =========

ASIAN IMF COUNTRIES
--------------------
South Korea                    $    0.6    $    0.3     $   0.9   $   (0.4)    $     1.4       $      --     $     2.4     $      --
Indonesia                           0.9         0.1         0.1       (0.1)          1.0              --           1.2            --
Thailand                            0.2         0.1         0.8       (0.4)          0.7              --           0.9            --
                               --------    --------     -------   --------     ---------       ---------     ---------     ---------
  Subtotal                          1.7         0.5         1.8       (0.9)          3.1              --           4.5            --

OTHER EMERGING ASIA
--------------------
Hong Kong                           0.6         0.1         4.9       (4.9)          0.7              --           0.8            --
Singapore                           0.7         0.1         0.1       (0.1)          0.8              --           0.8            --
Philippines                         0.2         0.1         0.2       (0.1)          0.4             0.1           0.6            --
Malaysia                            0.2         0.1         0.5       (0.1)          0.7              --           0.6            --
China                               0.3         0.1         0.2       (0.1)          0.5              --           0.6            --
All Other Asia                      0.3         0.1         0.2       (0.2)          0.4              --           0.5            --
                               --------    --------     -------   --------     ---------       ---------     ---------     ---------
  Total Asia excluding Japan,

   Australia and New Zealand   $    4.0    $    1.1     $   7.9   $   (6.4)    $     6.6       $     0.1     $     8.4     $      --
                               ========    ========     =======   ========     =========       =========     =========     =========

Japan                          $    3.0    $    1.8     $   2.1   $   (2.1)    $     4.8       $     1.0     $     5.2     $     1.7
Australia                           0.6         0.7         2.7       (2.0)          2.0              --           1.9            --
New Zealand                         0.1         0.3          --          --          0.4             0.1           0.6            --
                               --------    --------     -------   ---------    ---------       ---------     ---------     ---------

  Total Japan, Australia

   and New Zealand             $    3.7    $    2.8     $   4.8   $   (4.1)    $     7.2       $     1.1     $     7.7     $     1.7
                               ========    ========     =======   ========     =========       =========     =========     =========

--------------------------------------------------------------------------------
(a) Country exposure is based on FFIEC guidelines governing the determination of cross-border risk. Under FFIEC guidelines, resale agreements are reported by the country of the issuer of the underlying security. Chase, however, does not consider the cross-border risk of resale agreements to depend upon the country of the issuer of the underlying security and, as a result, has presented these amounts separately in the above table.
(b) Includes loans and accrued interest, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(c) Includes cross-border trading debt and equity instruments and the mark-to-market exposure of foreign exchange and derivative contracts. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(d)   Excludes Bermuda and Cayman Islands.

At September 30, 1999, Chase had approximately $44 million in lending and trading related exposure to Russia, a decrease of $52 million from December 31, 1998. Chase also had at September 30, 1999 approximately $33 million in resale agreements with non-Russian counterparties collateralized by non-ruble denominated Russian debt, a decrease of $54 million during 1999.

Chase reduced its exposure to emerging markets in Asia and Latin America from year-end (by 20% and 4%, respectively). Total nonperforming assets in Asia increased by $292 million from 1998 year-end to $793 million at September 30, 1999. Asian commercial loan net charge-offs for the 1999 third quarter and nine months were $22 million and $152 million, respectively, compared with $29 million and $221 million, respectively, in the same 1998 periods. There were net recoveries of $1 million and $3 million for Latin American commercial loans during the third quarter and first nine months of 1999, respectively.

Management believes that Chase's current levels of cross-border exposure reflect appropriate levels of business, market, credit and capital risk in light of Chase's cross-border business activities and, accordingly, management currently does not expect there will be significant changes in Chase's cross-border exposures over the balance of 1999 and into early next year.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

For a discussion of the derivative and foreign exchange contracts utilized in connection with trading and ALM activities, see pages 34-35 and Notes One and Nineteen of Chase's 1998 Annual Report. Counterparties in derivatives and foreign exchange are primarily investment grade financial institutions, most of which are dealers in these products. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 1999 and December 31, 1998.

================================================================================

                             AT SEPTEMBER 30, 1999                                At December 31, 1998
                  ------------------------------------------------     ----------------------------------------------------
                  INTEREST      FOREIGN        EQUITY,                 Interest      Foreign        Equity,
                    RATE       EXCHANGE     COMMODITY AND                Rate        Exchange    Commodity and
                  CONTRACTS    CONTRACTS   OTHER CONTRACTS   TOTAL     Contracts     Contracts   Other Contracts     Total
                  ---------    ---------   ---------------   -----     ---------     ---------   ---------------     -----
Less than 1 year     16%           92%          32%            35%         15%          93%            38%            37%
1 to 5 years         47             6           65             38          48            5             59             37
Over 5 years         37             2            3             27          37            2              3             26
                    ---           ---          ---            ---         ---          ---            ---            ---
Total               100%          100%         100%           100%        100%         100%           100%           100%
                    ===           ===          ===            ===         ===          ===            ===            ===

================================================================================
At September 30, 1999, nonperforming derivative contracts were $36 million, compared with $50 million at December 31, 1998.

ALLOWANCES FOR CREDIT LOSSES

The following discussion should be read in conjunction with page 35 and Notes One and Five of Chase's 1998 Annual Report.

================================================================================

(in millions, except ratios)

                                                            SEPTEMBER 30,     September 30,
Allowances for Credit Losses: (a)                                    1999              1998
                                                                  -------           -------
     Loans                                                        $ 3,555           $ 3,554
     Lending-Related Commitments                                      170               170
----------------------------------------------------------------------------------------------------------------
                                                                     THIRD QUARTER              NINE MONTHS
                                                                 ----------------------   ----------------------
                                                                     1999         1998        1999        1998
                                                                  -------      -------      -------     -------
     Allowance for Loan Losses at Beginning of Period             $ 3,554      $ 3,629      $ 3,552     $ 3,624
     Provision for Loan Losses                                        398          272        1,167         932
     Charge-Offs                                                     (452)        (466)      (1,353)     (1,300)
     Recoveries                                                        57          119          190         293
                                                                  -------      -------      -------     -------
       Net Charge-Offs                                               (395)        (347)      (1,163)     (1,007)
     Other                                                             (2)          --           (1)          5
                                                                  -------      -------      -------     -------
     Allowance for Loan Losses at End of Period                   $ 3,555      $ 3,554      $ 3,555     $ 3,554
                                                                  =======      =======      =======     =======

----------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses to:
     Nonperforming Loans                                              190%         257%
     Loans at Period-End                                             2.05         2.13
     Average Loans (Nine months)                                     2.05         2.11

--------------------------------------------------------------------------------
(a) During the second quarter of 1999, Chase reclassified the Allowance for Credit Losses on Risk Management Instruments to be included as part of the valuation of its Trading Assets: Risk Management Instruments.
================================================================================
Chase deems its allowances for credit losses at September 30, 1999 to be adequate. Estimating losses is inherently uncertain and depends on many factors, including general macroeconomic and political conditions, rating migration, structural changes within industries which alter competitive positions, event risk, unexpected correlations within the portfolio, and other external factors such as legal and regulatory requirements. Chase periodically reviews such factors and reassesses the adequacy of the allowances for credit losses.

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT

--------------------------------------------------------------------------------

The following discussion focuses primarily on developments during 1999 and should be read in conjunction with pages 36-39 and Notes One and Nineteen of Chase's 1998 Annual Report.

The table that follows provides information on Chase's value-at-risk on its trading and asset/liability management ("ALM") portfolios.
================================================================================

                                       Trading Portfolio                               Market Risk-Related ALM Activities
                               ---------------------------------------------   --------------------------------------------
                                      Twelve-Month Period                                      Twelve-Month Period
                                    Ended September 30, 1999             At                  Ended September 30, 1999          At
                               -----------------------------------                    -------------------------------------
                                                                       Sept 30,                                             Sept 30,
                                  Average     Minimum     Maximum        1999         Average        Minimum     Maximum       1999
(in millions)                       VAR         VAR         VAR           VAR           VAR            VAR         VAR          VAR
                                    ---         ---         ---           ---           ---            ---         ---          ---
Interest Rate                  $  20.5      $   10.7     $  36.5       $  21.3        $  77.4      $  59.9     $  94.0      $  87.6
Foreign Exchange                   7.5           2.2        21.3           5.9             --           --          --           --
Commodities                        3.2           1.9         7.6           7.6             --           --          --           --
Equities                           5.8           2.1        10.1           5.2             --           --          --           --
Hedge Fund Investments             4.4           4.1         4.6           4.6           12.7          9.9        15.4         10.2
Less:

  Portfolio Diversification      (17.5)           NM          NM         (18.0)         (12.3)          NM          NM        (11.4)
                               -------      -----------  ---------     -------        -------      ---------   ----------   -------

     Total VAR                 $  23.9      $   12.3     $  41.8       $  26.6        $  77.8      $  59.9     $  94.0      $  86.4
                               =======      ========     =======       =======        =======      =======     =======      =======

--------------------------------------------------------------------------------

                                                                 Aggregate Portfolio
                                    ---------------------------------------------------------------------------------
                                                Average VAR
                                         Twelve-Month Period Ended                              VAR at
                                    -------------------------------------        ------------------------------------
                                     Sept 30, 1999         Sept 30, 1998         Sept 30, 1999         Sept 30, 1998
                                     -------------         -------------         -------------         -------------

Trading Portfolio                    $        23.9          $      27.3           $       26.6           $      24.7
Market Risk-Related ALM Activities            77.8                 48.6                   86.4                  59.1
Less:  Portfolio Diversification             (20.2)               (21.9)                 (22.5)                (33.3)
                                     -------------          -----------           ------------           -----------
            Aggregate VAR            $        81.5          $      54.0           $       90.5           $      50.5
                                     =============          ===========           ============           ===========

--------------------------------------------------------------------------------
NM: Because the minimum and maximum VARs may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.


Average aggregate VAR (VAR for both trading and ALM activities) for the twelve-month period ended September 30, 1999 was $81.5 million and at September 30, 1999 was $90.5 million. Chase's aggregate average and period-end VARs are less than the sum of the respective trading and ALM VARs shown in the above table (by $20.2 million and $22.5 million, respectively) due to risk offsets, resulting from portfolio diversification which occurs across the trading and ALM portfolios. The increase in the aggregate VAR levels through September 30, 1999 were primarily due to the increase in interest rate volatility over the past twelve months, and the increase in net risk resulting from the Mellon Mortgage Servicing Portfolio acquisition.

Chase conducts daily VAR backtesting for both regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and internal evaluation of VAR against trading revenues. For trading activities, there were no days during the twelve months ended September 30, 1999 in which a daily trading loss exceeded that day's VAR. This compares to an expected number of approximately 3 days under Chase's VAR model.

The following chart contains a histogram of daily market risk-related revenue, which is defined as the daily change in value of mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Chase posted positive daily market risk-related revenue for 244 out of 259 business trading days, with 61 business days exceeding positive $20 million. Chase incurred no daily trading losses in excess of $20 million over the past twelve months.

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

At September 30, 1999, Chase had a BPV value of $4.1 million (pre-tax), indicating that the economic value of Chase's ALM positions would decline $4.1 million for every 1 basis point increase in interest rates, assuming all rates moved in parallel together. This compares with a BPV of $6.4 million at December 31, 1998. The BPV measure is generally "symmetrical"; that is, a 1 basis point decrease in interest rates at September 30, 1999 would result in a $4.1 million (pre-tax) increase in economic value. The BPV measure includes exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar interest rates in currency markets in which Chase does business. Since U.S. dollar interest rates and non-U.S. dollar interest rates may not move in tandem, the reported BPV value may not represent the actual change in economic value of Chases' ALM portfolio.

At September 30, 1999, based on Chase's simulation models and applying immediate increases to various market interest rates (100 bp increase for US dollar-denominated positions and a range from 100 bp to 1500 bp increases for non-US dollar-denominated positions), earnings at risk over the next twelve months are estimated to be approximately 3% of projected 1999 net income. During 1998, Chase's earnings at risk to an immediate rise in interest rates averaged less than 4% of net income for 1998. The hypothetical rate shocks are used to calculate risk that Chase believes to be reasonably possible of occurring in the near term, but these scenarios do not necessarily represent management's current view of future market interest rate developments.

Impact of ALM Derivative Activity:

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's ALM activities.
================================================================================

                                               SEPTEMBER 30,                   December 31,
(in millions)                                          1999                             1998               Change
                                               ------------                    -------------          ------------
ALM Derivative Contracts:
  Net Deferred Gains                           $        403                    $         402           $        1
  Net Unrecognized Gains (Losses) (a)                  (827)                             110                 (937)
                                               -------------                   -------------           -----------
      Net ALM Derivative Gains (Losses)        $       (424)                   $         512           $     (936)
                                               =============                   =============           ===========


(a) These net unrecognized gains/(losses) do not include the net unfavorable/(favorable) impact from the assets/liabilities being hedged by these derivative contracts.
================================================================================
LIQUIDITY RISK MANAGEMENT

--------------------------------------------------------------------------------

The following liquidity and capital discussion should be read in conjunction with the Liquidity Risk Management section on pages 40-41 and Note Eighteen of Chase's 1998 Annual Report.

LIQUIDITY

During the nine months of 1999, Chase issued $3.4 billion of long-term debt and capital securities of subsidiaries, more than offsetting $2.1 billion of long-term debt that matured and $0.5 billion that was redeemed.

For a discussion of liquidity risk related to Year 2000, see the Operating Risk Management section of this Form 10-Q on pages 35 and 36.

CAPITAL

Chase's capital levels at September 30, 1999 remained strong, with capital ratios well in excess of regulatory guidelines. At September 30, 1999, the Tier 1 and Total Capital ratios were 8.2% and 11.8%, respectively, and the Tier 1 leverage ratio was 6.7%.

During the nine months of 1999, Chase's balance sheet assets increased by only 1% as a result of continued focus on SVA. Management believes a reasonable long-term growth rate for balance sheet assets is approximately 6% - 7%.

The following table shows the impact Chase's disciplined approach to balance sheet management has had on the growth in risk-weighted assets.

                             SEPTEMBER 30,                               December 31,
                                                       ---------------------------------------------------
                                      1999               1998                 1997                  1996
                        ------------------               ----                 ----                  ----
($ in billions)
Risk-Weighted Assets         $  298                    $  289                 $  286              $  249
Growth Rate                                   3%                     1%                    15%

================================================================================
At September 30, 1999, the Tier 1 capital ratio was within management's intended long-term target range of 8% to 8.25%, notwithstanding net equity purchases during the third quarter of approximately $780 million and for the nine months of approximately $2.6 billion, and a slight increase in risk-weighted assets. Capital generated in excess of this target ratio will be used to purchase Chase common stock or for future reinvestment and acquisition opportunities. As a result of the pending Hambrecht & Quist acquisition, management anticipates that it will be reducing the pace of its stock repurchases for the remainder of the year.

The following table shows the sources and uses of Chase's free cash flow for the periods indicated.
================================================================================

                                                                   NINE MONTHS                   FULL YEAR
                                                               -----------------------------------------------------
(in billions)                                                        1999                1998                1997
                                                               ------------------     ----------          ---------
SOURCES OF FREE CASH FLOW
   Operating Earnings Less Dividends                           $       2.6            $     2.7           $     2.5
   Plus:  Preferred Stock and Equivalents/Special Items                0.3                 (0.5)                1.0
   Less:  Capital for Internal Growth                                 (0.6)                (0.3)               (2.6)
                                                               ------------           ----------          ----------
Total Sources of Free Cash Flow                               $       2.3            $     1.9           $     0.9
                                                               ===========            =========           =========

USES OF FREE CASH FLOW
   Increases (Decreases) in Capital Ratios                     $      (0.3)           $     1.2           $    (0.7)
   Acquisitions                                                         --                  0.8                 0.4
   Net Repurchases (Issuances)                                         2.6                 (0.1)                1.2
                                                               -----------            ---------           ---------
Total Uses of Free Cash Flow                                   $       2.3            $     1.9           $     0.9
                                                               ===========            =========           =========

================================================================================

During the nine months of 1999, $2.3 billion of free cash flow was generated, more than that generated during the full year 1998 and more than double for the full year 1997. During 1999, less capital was needed for internal growth (as was the case in 1997), or to bolster capital ratios (as was the case in 1998). The excess cash in 1999 was primarily used for stock repurchases.

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

Under its equity repurchase program, which became effective January 4, 1999, Chase may repurchase up to $3 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts that may need to be purchased to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans. As of September 30, 1999, Chase had repurchased approximately net $2.6 billion. Management anticipates that it will be reducing the pace of its stock repurchases for the remainder of the year to offset the capital impact of the acquisition of Hambrecht & Quist.

At September 30, 1999, the total capitalization of Chase (the sum of Tier 1 and Tier 2 capital) was $35.1 billion, an increase of $234 million from December 31, 1998. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period and new issuance of capital securities of subsidiaries qualifying as Tier 1 capital, partially offset by common stock repurchases, the redemption of $100 million of preferred stock and a net decline in debt issuances qualifying as Tier 2 capital.

--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT

--------------------------------------------------------------------------------

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1998.

Chase, like all large financial institutions, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. Chase maintains systems of controls that it believes are reasonably designed to provide senior management and the Board of Directors with timely and accurate information about the operations of Chase. These systems have been designed to keep operating risk at appropriate levels in view of Chase's financial strength, the characteristics of its businesses and the markets in which it operates, and the competitive and regulatory environment to which it is subject. However, Chase has suffered losses from operating risk from time to time as discussed below, and there can be no assurance that Chase will not suffer such losses in the future.

Chase has identified some deficiencies in the computerized bond recordkeeping system in the bond paying agency function within Chase's Capital Markets Fiduciary Services group. These deficiencies include an overstatement by the computer system of the amount of outstanding bonds and matured unpresented bonds and other items. Because of these deficiencies, Chase is currently unable to confirm through a complete reconciliation of the relevant accounts that the value of bonds that could potentially be presented for payment does not exceed the amount of cash on hand for payment of such bonds. Chase has underway a project to correct the system's deficiencies and to reconcile the affected accounts. In the third quarter of 1999, in the course of this project, certain past operating errors in bond administration were discovered, which required a write-off of an immaterial amount. While management considers it likely that other write-offs will be taken in the remaining course of the project, it does not expect them to be material. The staff of the Securities and Exchange Commission has initiated an inquiry relating to the question of whether, in connection with this matter, there have been violations of its transfer agency recordkeeping or reporting regulations.

YEAR 2000: Chase's Year 2000 efforts are discussed on pages 41-42 of Chase's 1998 Annual Report, on pages 32-33 of Chase's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 ("First Quarter 10-Q") and on pages 33-34 of Chase's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("Second Quarter 10-Q"). The information below updates Chase's Year 2000 disclosures.

As of September 30, 1999, Chase's computer systems applications currently in operation have been remediated and tested for Year 2000 compliance. Chase's information technology teams are now managing systems changes to ensure that Chase's computer systems applications remain Year 2000 compliant. Chase has also imposed a "freeze" on technology changes from October 1, 1999 through the end of January 2000. The freeze is intended to ensure that Chase's technology environment will be highly stable at year-end.

Due diligence efforts of external Year 2000 risks are continuing. This includes due diligence on settlement counterparties, business partners (such as correspondents, sub custodians, and investment advisors), and customers. In addition, stress testing, on at least a monthly basis, of Chase's market-sensitive portfolios is being performed. The stress test scenarios continue to be updated as more information about worldwide Year 2000 readiness becomes available. Chase continues to evaluate potential Year 2000 impacts upon its funding capability and has taken actions to incorporate such risks into its capital and liquidity planning in order to meet anticipated funding needs at year end.

The results of Chase's due diligence and other assessment efforts are utilized by Chase to help it manage its Year 2000 business risks. Under the auspices of Chase's Year 2000 Business Risk Council, contingency plans have been developed, refined and tested. Approximately 250 different risk scenarios have been identified across all geographies and Chase businesses, resulting in the development of approximately 1,400 individual Year 2000 contingency plans. These plans include identification of possible alternative methods by which to provide service, alternative locations for operations, increased staff support to service customers, as well as ways for Chase to maintain critical services in the event of environmental infrastructure outages.

Chase's Year 2000 program is now focused almost entirely on final preparations for the event. Year 2000 command centers have been created; problem tracking and reporting tools designed; key operational and service performance measures identified for tracking; "wellness checks" of facilities, services, and systems have been planned; and training of "rapid response teams" is in process. Three dress rehearsals have been scheduled during the fourth quarter of 1999. The first dress rehearsal, scheduled for October 15, 1999, tested command center connectivity and processes. The second dress rehearsal, scheduled for October 29 and 30, 1999, tested Chase's Year 2000 tracking, monitoring and communications processes. These dress rehearsals were successful in identifying areas for improved communication and more efficient decision making at the event. The third dress rehearsal, scheduled for early December 1999, is intended to refine business status reporting and test back-up command center infrastructure and processes. The Year 2000 command center structure will become operational in late December and will continue in place until a stable operating environment is achieved.

Chase continues to estimate that full year 1999 Year 2000 costs will be approximately $158 million.

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION

--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1998 Annual Report.

DIVIDENDS

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.5 billion at September 30, 1999.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS

--------------------------------------------------------------------------------

DERIVATIVES

In September 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. During the second quarter of 1999, the FASB issued SFAS 137, which delayed the effective date of SFAS 133 for one year, with early adoption permitted. Chase will, therefore, not be required to adopt SFAS 133 until calendar year 2001. For a further discussion of the requirements of SFAS 133, see the Accounting and Reporting Developments section on page 43 of the 1998 Annual Report.

--------------------------------------------------------------------------------
OTHER EVENTS

--------------------------------------------------------------------------------

On September 28, 1999, Chase and Hambrecht & Quist Group announced an agreement under which Chase would acquire Hambrecht & Quist for $50 per share in cash or a total consideration of $1.35 billion. The boards of directors of both companies have approved the agreement and Chase expects the acquisition to be completed by the end of the year. Revenues and expenses associated with the acquisition of Hambrecht & Quist will be integrated into Chase's Global Bank line of business.

                         THE CHASE MANHATTAN CORPORATION
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                                 THIRD QUARTER                                   NINE MONTHS
                                                     -------------------------------------      ------------------------------------
                                                                                Over(Under)                              Over(Under)
                                                      1999          1998           3Qtr98       1999           1998            1998
                                                      ----          ----           ------       ----           ----            ----
AS REPORTED BASIS
 Revenue                                            $  5,191     $  4,218           23%      $  15,951       $ 13,596           17%
 Noninterest Expense

    (excluding Restructuring Costs)                    2,981        2,647           13           8,994          7,981           13
 Restructuring Costs                                      --           --           --              --            529           NM
 Provision for Loan Losses                               398          272           46           1,167            932           25
 Net Income                                            1,187          837           42           3,753          2,636           42
 Net Income Per Common Share:

    Basic                                               1.42          .96           48            4.44           3.02           47
    Diluted                                             1.37          .94           46            4.30           2.93           47
 Cash Dividends Declared                                 .41          .36           14            1.23           1.08           14
 Book Value at Period End                              26.01        26.24           (1)          26.01          26.24           (1)
 Share Price at Period End                             75.38        43.13           75           75.38          43.13           75

 Performance Ratios:

 Return on Average Common Equity (a)                    21.7%        14.9%      680 bp           22.5%          16.3%        620 bp
 Return on Average Assets (a)                           1.29          .92           37            1.38            .95         43

----------------------------------------------------------------------------------------------------------------------------------
 OPERATING BASIS (b)

 Operating Revenue                                  $  5,429     $  4,325           26%      $  16,538       $ 14,269         16%
 Operating Noninterest Expense                         2,975        2,614           14           8,880          7,942         12
 Credit Costs (c)                                        642          566           13           1,934          1,798          8
 Operating Earnings                                    1,187          738           61           3,711          2,870         29
 Operating Earnings Per Common Share:

    Basic                                               1.42          .84           69            4.39           3.29         33
    Diluted                                             1.37          .82           67            4.25           3.20         33

 Operating Performance Ratios:

 Return on Average Common Equity (a)                    21.7%        13.1%      860 bp            22.2%          17.8%       440 bp
 Return on Average Managed Assets (a)                   1.23          .77           46            1.30            .99         31
 Common Dividend Payout Ratio                             29           42       (1,300)             28             33       (500)
 Efficiency Ratio                                         55           60         (500)             53             55       (200)

 Cash Operating Basis:

 Cash Operating Earnings (d)                        $  1,257     $    801           57%      $   3,930       $  3,058         29%
 Diluted Net Income Per Common Share                    1.46          .89           64            4.50           3.42         32
 Shareholder Value Added (SVA)                           539           68          693           1,736            936         85
 Cash Return on Average Common Equity (a)               23.0%        14.3%         870 bp         23.6%          19.0%       460 bp

 Selected Balance Sheet Items at Period End: (e)

 Managed Loans                                                                               $ 191,486       $185,544          3%
 Total Managed Assets                                                                          389,072        375,422          4

--------------------------------------------------------------------------------
(a)   Based on annualized amounts.

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

NM - Not meaningful

================================================================================

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)



                                                        THREE MONTHS ENDED                        Three months Ended
                                                        SEPTEMBER 30, 1999                         September 30, 1998
                                            ----------------------------------------       -----------------------------------
                                               AVERAGE                       RATE          Average                      Rate
                                               BALANCE       INTEREST    (ANNUALIZED)      Balance       Interest   (Annualized)
                                             ----------    ----------    ------------      --------      --------    ----------
ASSETS
Deposits with Banks                         $    5,134     $    195       15.09%          $    5,312       $   150      11.15%
Federal Funds Sold and
 Securities Purchased Under

  Resale Agreements                             32,281          352        4.32%              30,270           517       6.77%
Trading Assets-Debt and Equity

  Instruments                                   26,568          399        5.95%              28,271           604       8.47%
Securities:
 Available-for-Sale                             51,977          750        5.72% (b)          54,721           845       6.12% (b)
 Held-to-Maturity                                1,039           17        6.39%               2,176            34       6.26%
Loans                                          173,246        3,289        7.53%             166,134         3,288       7.86%
                                            ----------     --------                       ----------       -------
 Total Interest-Earning Assets                 290,245        5,002        6.84%             286,884         5,438       7.52%
Allowance for Loan Losses                       (3,484)                                       (3,573)
Cash and Due from Banks                         13,799                                        13,743
Trading Assets - Risk
   Management Instruments                       28,938                                        36,295
Other Assets                                    35,347                                        29,516
                                            ----------                                    ----------
Total Assets                                $  364,845                                    $  362,865
                                            ==========                                    ==========

LIABILITIES

Domestic Retail Deposits                    $   61,438          573        3.70%          $   59,671           586       3.89%
Domestic Negotiable
  Certificates of Deposit

  and Other Deposits                            17,032          156        3.62%              15,986           (52)(d)  (1.27)%
Deposits in Foreign Offices                     82,350          921        4.43%              75,130           990       5.23%
                                            ----------     --------                       ----------       -------
  Total Time and Savings

     Deposits                                  160,820        1,650        4.07%             150,787         1,524       4.01%
                                            ----------     --------                       ----------       -------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under

     Repurchase Agreements                      49,290          543        4.37%              55,819           818       5.81%
  Commercial Paper                               5,032           61        4.84%               4,286            56       5.24%
  Other Borrowings (c)                          16,786          266        6.28%              14,509           504      13.78%
                                            ----------     --------                       ----------       -------
   Total Short-Term and

    Other Borrowings                            71,108          870        4.85%              74,614         1,378       7.33%
Long-Term Debt                                  19,291          306        6.30%              16,362           324       7.87%
                                            ----------     --------                       ----------       -------
  Total Interest-Bearing Liabilities           251,219        2,826        4.46%             241,763         3,226       5.29%
                                            ----------     --------                       ----------       -------
Noninterest-Bearing Deposits                    48,636                                        45,684
Trading Liabilities - Risk
  Management Instruments                        27,640                                        37,797
Other Liabilities                               14,446                                        14,224
                                            ----------                                    ----------
Total Liabilities                              341,941                                       339,468
                                            ----------                                    ----------
PREFERRED STOCK OF SUBSIDIARY                      550                                           550
                                            ----------                                    ----------
STOCKHOLDERS' EQUITY

Preferred Stock                                  1,026                                         1,166
Common Stockholders' Equity                     21,328                                        21,681
                                            ----------                                    ----------
  Total Stockholders' Equity                    22,354                                        22,847
                                            ----------                                    ----------
    Total Liabilities, Preferred Stock of

      Subsidiary and Stockholders' Equity   $  364,845                                    $  362,865
                                            ==========                                    ==========
INTEREST RATE SPREAD                                                       2.38%                                         2.23%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING

  ASSETS                                                     $  2,176 (a)    2.97%                        $ 2,212 (a)   3.06% (d)
                                                            =========        ====                         =======       ====

--------------------------------------------------------------------------------
(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended September 30, 1999 and September 30, 1998, the annualized rate for available-for-sale securities based on historical cost was 5.53% and 6.19%, respectively.

(c)  Includes securities sold but not yet purchased and structured notes.

(d) Includes $191 million pre-tax interest income for prior years' refunds. Excluding this amount, the net yield on interest-earning assets would be 2.81% for the 1998 third quarter.

================================================================================

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                             NINE MONTHS ENDED                        Nine months Ended
                                                            SEPTEMBER 30, 1999                       September 30, 1998
                                            --------------------------------------------    -----------------------------------
                                                  AVERAGE                      RATE           Average                      Rate
                                                  BALANCE        INTEREST   (ANNUALIZED)      Balance    Interest      (Annualized)
                                                -----------     ----------  ------------     ---------   --------      ------------
ASSETS
Deposits with Banks                              $   6,058      $     540      11.92%       $   4,705    $     450       12.78%
Federal Funds Sold and
 Securities Purchased Under
  Resale Agreements                                 30,527          1,122       4.91%          34,493        1,742        6.75%
Trading Assets-Debt and Equity
  Instruments                                       25,412          1,228       6.46%          31,989        1,996        8.34%
Securities:
 Available-for-Sale                                 53,710          2,297       5.72% (b)      54,003        2,548        6.31% (b)
 Held-to-Maturity                                    1,238             58       6.28%           2,508          120        6.40%
Loans                                              173,078          9,666       7.47%         168,128       10,012        7.96%
                                                 ---------         ------                   ---------    ---------
 Total Interest-Earning Assets                     290,023         14,911       6.87%         295,826       16,868        7.62%
Allowance for Loan Losses                           (3,489)                                    (3,560)
Cash and Due from Banks                             14,666                                     14,273
Trading Assets - Risk
   Management Instruments                           28,478                                     36,264
Other Assets                                        34,591                                     28,646
                                                 ---------                                  ---------
Total Assets                                     $ 364,269                                  $ 371,449
                                                 =========                                  =========
LIABILITIES

Domestic Retail Deposits                         $  61,463          1,614       3.51%       $  59,389        1,754        3.95%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                                19,564            525       3.59%          16,071      314 (d)        2.62%
Deposits in Foreign Offices                         79,782          2,667       4.47%          75,780        3,055        5.39%
                                                 ---------          -----                    ---------    ---------
  Total Time and Savings
     Deposits                                      160,809          4,806       4.00%         151,240        5,123        4.53%
                                                 ---------          -----                   ---------    ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                          50,260          1,660      4.42%           63,592        2,651        5.57%
  Commercial Paper                                   5,091            179      4.69%            4,330          170        5.26%
  Other Borrowings (c)                              15,123            796      7.04%           16,188        1,544       12.75%
                                                 ---------          -----                   ---------    ---------
   Total Short-Term and
    Other Borrowings                                70,474          2,635       5.00%          84,110        4,365        6.94%
Long-Term Debt                                      19,255            936       6.50%          16,190          954        7.88%
                                                 ---------          -----                   ---------    ---------
  Total Interest-Bearing Liabilities               250,538          8,377       4.47%         251,540       10,442        5.55%
                                                 ---------          -----                   ---------    ---------
Noninterest-Bearing Deposits                        48,091                                     45,340
Trading Liabilities - Risk
  Management Instruments                            27,867                                     37,297
Other Liabilities                                   14,199                                     14,358
                                                 ---------                                  ---------
Total Liabilities                                  340,695                                    348,535
                                                 ---------                                  ---------
PREFERRED STOCK OF SUBSIDIARY                          550                                        550
                                                 ---------                                  ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                      1,027                                      1,365
Common Stockholders' Equity                         21,997                                     20,999
                                                 ---------                                  ---------
  Total Stockholders' Equity                        23,024                                     22,364
                                                 ---------                                  ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity        $ 364,269                                  $ 371,449
                                                 =========                                  =========
INTEREST RATE SPREAD                                                            2.40%                                      2.07%
                                                                                ====                                      =====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                         $  6,534 (a)   3.01%                    $   6,426 (a)     2.90% (d)
                                                                 ========      ======                    =========        =====

--------------------------------------------------------------------------------
(a) Reflects a pro forma adjustment to the net interest income amount included in the Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the nine months ended September 30, 1999 and September 30, 1998, the annualized rate for available-for-sale securities based on historical cost was 5.63% and 6.35%, respectively.

(c)  Includes securities sold but not yet purchased and structured notes.

(d) Includes $191 million pre-tax interest income for prior years' refunds. Excluding this amount, the net yield on interest-earning assets would be 2.82% for the 1998 first nine months.
================================================================================

                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    1999                                   1998
                                                        ------------------------------    ------------------------------------------
                                                        THIRD      Second      First      Fourth     Third      Second       First
                                                        QUARTER    Quarter     Quarter    Quarter    Quarter    Quarter      Quarter
                                                        -------    -------     -------    -------    -------    ---------    -------
INTEREST INCOME
Loans                                                   $ 3,288    $  3,165   $  3,209    $ 3,381    $ 3,287     $ 3,316    $ 3,405
Securities                                                  762         747        835        964        874         889        889
Trading Assets                                              399         411        418        435        604         716        676
Federal Funds Sold and Securities
  Purchased Under Resale Agreements                         352         389        381        469        517         554        671
Deposits with Banks                                         195         161        184        192        150         148        152
                                                        -------     -------    -------    -------    -------     -------    -------
         Total Interest Income                            4,996       4,873      5,027      5,441      5,432       5,623      5,793
                                                        -------     -------    -------    -------    -------     -------    -------
INTEREST EXPENSE
Deposits                                                  1,650       1,558      1,598      1,717      1,524       1,784      1,815
Short-Term and Other Borrowings                             870         851        914      1,247      1,378       1,478      1,509
Long-Term Debt                                              306         319        311        317        324         325        305
                                                        -------     -------    -------    -------    -------    ---------    -------
         Total Interest Expense                           2,826       2,728      2,823      3,281      3,226       3,587      3,629
                                                        -------     -------    -------    -------    -------    ---------    -------
NET INTEREST INCOME                                       2,170       2,145      2,204      2,160      2,206       2,036      2,164
Provision for Loan Losses                                   398         388        381        411        272         328        332
                                                        -------     -------    -------    -------    -------    ---------    -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               1,772       1,757      1,823      1,749      1,934       1,708      1,832
                                                        -------     -------    -------    -------    -------    ---------    -------

NONINTEREST REVENUE
Investment Banking Fees                                     486         585        317        381        322         438        361
Trust, Custody and Investment
  Management Fees                                           457         461        414        414        398         383        348
Credit Card Revenue                                         441         438        379        428        381         365        300
Fees for Other Financial Services                           637         587        553        552        522         509        510
Trading Revenue                                             462         526        618        516        (69)        323        468
Securities Gains                                             (1)          5        156        167        261          98         83
Private Equity Gains                                        377         513        325        244         60         370        293
Other Revenue                                               162         356         178        198        137        233          96
                                                        -------     -------    -------    -------    -------    ---------    -------
         Total Noninterest Revenue                        3,021       3,471      2,940      2,900      2,012       2,719      2,459
                                                        -------     -------    -------    -------    -------    ---------    -------

NONINTEREST EXPENSE
Salaries                                                  1,417       1,416      1,384      1,296      1,205       1,270      1,254
Employee Benefits                                           238         238        255        194        221         215        224
Occupancy Expense                                           218         206        218        220        198         191        189
Equipment Expense                                           255         239        243        250        219         212        209
Restructuring Costs                                          --          --         --         --         --           8        521
Other Expense                                               853         969         845        913        804        826         744
                                                        -------     -------    -------    -------    -------    ---------    -------
         Total Noninterest Expense                        2,981       3,068      2,945      2,873      2,647       2,722      3,141
                                                        -------     -------    -------    -------    -------    ---------    -------

INCOME BEFORE INCOME TAX EXPENSE                          1,812       2,160      1,818      1,776      1,299       1,705      1,150
Income Tax Expense                                          625         767        645        630        462         631        425
                                                        -------     -------    -------    -------    -------    ---------    -------
NET INCOME                                              $ 1,187    $  1,393    $ 1,173    $ 1,146    $   837    $  1,074    $    725
                                                        =======    ========    =======    =======    =======    =========    =======
NET INCOME APPLICABLE TO
  COMMON STOCK                                          $ 1,168    $ 1,375     $ 1,155    $ 1,128    $   815     $ 1,050    $   691
                                                        =======    =======     =======    =======    =======    =========    =======

NET INCOME PER COMMON SHARE:
Basic                                                   $  1.42    $  1.65     $  1.37    $  1.34    $  0.96    $    1.24    $  0.82
                                                        =======    =======     =======    =======    =======    =========    =======
Diluted                                                 $  1.37    $  1.60     $  1.32    $  1.31    $  0.94    $    1.20    $  0.80
                                                        =======    =======     =======    =======    =======    =========    =======

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------

The page numbers included after each definition represent the pages in this Form 10-Q where the term is primarily used.

1998 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1998. (Pages 7-9, 13, 26, 28-33, 35-36, 42, 46)

Asset/Liability Management ("ALM"): The management of the sensitivity of Chase's income to changes in market interest rates. (Pages 8, 9, 29, 31-33)

BPV: Basis Point Value. This measurement quantifies the change in the value of Chase's non-trading balance sheet positions (interest rate risk) that would result from a 1 basis point change in interest rates. (Page 32)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain intangibles. (Pages 10-18, 37)

Chase Texas:  Chase Bank of Texas, National Association.  (Page 9)

Chase USA:  Chase Manhattan Bank USA, National Association.  (Page 9)

Derivative and Foreign Exchange ("FX") Contracts: Interest rate swaps, forward rate agreements, futures, forwards, options, debt, equity, commodity and other contracts used for asset/liability management or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates, or on terms predetermined by the contract. (Pages 9, 26-27,
29)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, foreclosed property expense, special items and costs associated with the REIT). (Pages 12-15, 17, 24, 37)

FASB:  Financial Accounting Standards Board.  (Page 36)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Pages 26-27)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Pages 22, 38-39)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-19, 24, 34, 37)

REIT:  A real estate investment trust subsidiary of Chase.  (Pages 24-25)

SFAS:  Statement of Financial Accounting Standards.

SFAS 107:  "Disclosures about Fair Value of Financial Instruments."  (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7-9)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
36)

SFAS 137: "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." (Page 36)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10, 12-14, 16, 33, 37)

Special Items: The 1999 second quarter included a gain on the sale of One New York Plaza and on the sale of branches in Beaumont, Texas as well as a special contribution to The Chase Manhattan Foundation. There were no special items in the first and third quarters of 1999. The 1998 third quarter and nine months included interest income from prior years' tax refunds and costs incurred for accelerated vesting of stock-based incentive awards. (Pages 10, 12, 19, 24, 37)

Value-at-Risk ("VAR"): The potential overnight loss from adverse market movements. (Page 31)

Year 2000: The problem of many existing computer programs not being able to recognize properly a year beginning with "20" instead of "19", as these programs only use the last two digits to refer to a year. (Pages 18, 24-25, 34-36)

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The following discussion of certain legal proceedings focuses primarily on developments since December 31, 1998 and updates the discussion entitled "Legal Proceedings" appearing on page 6 of Chase's 1998 Annual Report.

          As previously reported in the 1998 Annual Report, in 50-Off Stores, Inc. v. Banque Paribas (Suisse) S.A., a lawsuit in the United States District Court for the Western District of Texas alleging conversion of shares of common stock held in a custody account of The Chase Manhattan Bank, judgment was entered against the Bank for $148.6 million in punitive and compensatory damages, plus post-judgment interest. On appeal by Chase, the United States Court of Appeals for the Fifth Circuit reversed the punitive damage award of $138 million, resulting in a remaining award of $10.6 million in compensatory damages. Both the plaintiff and Chase filed petitions for rehearing with the Fifth Circuit which petitions were denied. Plaintiff has filed a petition for a writ of certiorari with the U.S. Supreme Court.

          In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, the Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that the Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Practices Act ("RICO") and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages.

          Chase Securities Inc. ("CSI") has been named as a defendant in three of seven actions that were filed in the United States District Court for the Northern District of Oklahoma in October 1999 arising out of the failure of Commercial Financial Service, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, plaintiffs seek approximately $500 million in damages allegedly suffered as a result of defendants' misrepresentations and omissions. A date for CSI to answer or move with respect to the complaints has not yet been set.

          In addition to the matters described above, Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, Chase cannot state what the eventual outcome of pending matters will be. Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of Chase, but may be material to Chase's operating results for any particular period, depending on the level of Chase's income for such period.

Item 2.   Sales of Unregistered Common Stock

          During the third quarter of 1999, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. On July 1, 1999, 319 shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to The Deferred Compensation Plan for Non-Employee Directors.

Item 6.   Exhibits and Reports on Form 8-K
          (A) Exhibits:

          11    -   Computation of earnings per common share.

          12(a) -   Computation of ratio of earnings to fixed charges.

          12(b) - Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

          (B) Reports on Form 8-K:

          Chase filed two reports on Form 8-K during the quarter ended September 30, 1999, as follows:

          Form 8-K dated July 21, 1999: Chase announced the results of operations for the second quarter of 1999.

          Form 8-K dated September 28, 1999: Chase announced an agreement to acquire Hambrecht & Quist Group for $50 per share in cash or a total consideration of $1.35 billion.

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

      Date November 8, 1999        By         /s/ Joseph L. Sclafani
           ----------------            -----------------------------
                                              Joseph L. Sclafani

                                       Executive Vice President and Controller
                                           [Principal Accounting Officer]

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED

EXHIBIT NO.                        EXHIBITS                        PAGE AT WHICH LOCATED
-----------                --------------------------              --------------------
        11                 Computation of earnings                           46
                           per common share

        12(a)              Computation of ratio of                           47
                           earnings to fixed charges

        12(b)              Computation of ratio of                           48
                           earnings to fixed charges
                           and preferred stock dividend
                           requirements

        27                 Financial Data Schedule                           49


                                   APPENDIX 1

                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL

Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations.

GRAPHIC
NUMBER         PAGE           DESCRIPTION
-------        ----           -----------
        1         32          Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue for the
                              twelve months ended September 30, 1999" presenting the following information:


                              Millions of Dollars        0 - 5     5 - 10    10 - 15      15 - 20      20 - 25        25 - 30
                              -------------------        -----     ------    -------      -------      -------        -------

                              Number of trading
                              days revenue was
                              within the above
                              prescribed positive
                              range                       33         53         46             51           31           14


                                                        30 - 35               Over 35
                                                        -------               -------

                                                             8                   8


                               Millions of Dollars      0 - (5)         (5) - (10)      (10) - (15)   (15) - (20)     (20) - (25)
                               -------------------     -------          ---------       ----------    ----------      ----------

                               Number of trading
                               days revenue was
                               within the above
                               prescribed negative
                               range                      7                   7               1            0               0

                                                       (25) - (30)                          Over (30)
                                                       -----------                          ---------

                                                            0                                   0
