Form 10-K
period 1999-12-31
CHASE MANHATTAN CORP /DE/
filed 2000-03-13
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

       For the fiscal year ended                               Commission file
            December 31, 1999                                   number 1-5805

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

                               Title of Each Class

Common Stock
10.84% Cumulative Preferred Stock (Stated Value--$25)
10.96% Cumulative Preferred Stock (Stated Value--$25)
Adjustable Rate Cumulative Preferred Stock, Series L (Stated Value--$100) Adjustable Rate Cumulative Preferred Stock, Series N (Stated Value--$25) 7.50% Subordinated Notes Due 2003
Floating Rate Subordinated Notes Due 2003
Floating Rate Subordinated Notes Due August 1, 2003
6.50% Subordinated Notes Due 2005
6.25% Subordinated Notes Due 2006
6 1/8% Subordinated Notes Due 2008
6.75% Subordinated Notes Due 2008
6.50% Subordinated Notes Due 2009
Guarantee of 7.34% Capital Securities, Series D, of Chase Capital IV Guarantee of 7.03% Capital Securities, Series E, of Chase Capital V Guarantee of 7.00% Capital Securities, Series G, of Chase Capital VII

         All such securities are listed on the New York Stock Exchange.

        Securities registered pursuant to Section 12(g) of the Act: None

 Number of Shares of Common Stock outstanding on February 29, 2000: 817,792,605

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of The Chase Manhattan Corporation Common Stock held by non-affiliates of The Chase Manhattan Corporation on February 29, 2000 was $65,062,000,000.

     Document incorporated by reference                   Part of Form 10-K into
              in this Form 10-K                             which incorporated
     ----------------------------------                   ----------------------

Proxy statement for the annual meeting of                        Part III
   stockholders to be held May 16, 2000
   (other than information included in the
   proxy statement pursuant to Rule 402 (i),
   (k) and (l) of Regulation S-K)

FORM 10-K INDEX

PART I                                                                     PAGE

Item 1    Business ........................................................   1
          Overview ........................................................   1
          Lines of Business ...............................................   1
          Competition .....................................................   1
          Supervision and Regulation ......................................   1
          Important Factors That May Affect Future Results ................   6
          Foreign Operations ..............................................   7
          Distribution of Assets, Liabilities and
            Stockholders' Equity; Interest Rates and
            Interest Differentials .......................................89-93
          Securities Portfolio ............................................  94
          Loan Portfolio ......................................38-43, 67, 95-97
          Summary of Loan Loss Experience ...........................44, 67, 98
          Deposits ........................................................  99
          Return on Equity and Assets ...................................87, 90
          Short-Term and Other Borrowed Funds .............................  99
Item 2    Properties ......................................................   8
Item 3    Legal Proceedings ...............................................   8
Item 4    Submission of Matters to a Vote of Security Holders .............   8
          Executive Officers of the Registrant ............................   9

PART II

Item 5    Market for Registrant's Common Equity and Related
              Stockholder Matters .........................................  10
Item 6    Selected Financial Data .........................................  10
Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................  10
Item 7A   Quantitative and Qualitative Disclosures about
              Market Risk .................................................  10
Item 8    Financial Statements and Supplementary Data .....................  10
Item 9    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .........................  10

PART III

Item 10   Directors and Executive Officers of Chase .......................  10
Item 11   Executive Compensation ..........................................  10
Item 12   Security Ownership of Certain Beneficial Owners
              and Management ..............................................  10
Item 13   Certain Relationships and Related Transactions ..................  10

PART IV

Item 14   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K .........................................  11

PART I
--------------------------------------------------------------------------------

ITEM 1: BUSINESS

OVERVIEW

The Chase Manhattan Corporation ("Chase") is a bank holding company organized under the laws of the State of Delaware in 1968 and registered under the Bank Holding Company Act (the "BHCA") of 1956.

      Chase conducts its domestic and international financial services businesses through various bank and nonbank subsidiaries. The principal bank subsidiaries of Chase are: The Chase Manhattan Bank ("Chase Bank"), a New York banking corporation headquartered in New York City, Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Wilmington, Delaware and Chase Bank of Texas, National Association ("Chase Texas"). The principal nonbank subsidiary of Chase is Chase Securities Inc. ("CSI"), which is engaged in securities underwriting and dealing activities.

      The bank and nonbank subsidiaries of Chase operate nationally as well as through overseas branches, representative offices and affiliated banks.

LINES OF BUSINESS

Chase's activities are internally organized, for management reporting purposes, into three major business franchises (Global Bank, National Consumer Services and Global Services). A description of Chase's business franchises and the products and services they provide to their respective client bases are discussed in the "Lines of Business Results" section of Management's Discussion and Analysis ("MD&A") beginning on page 29 and Note Twenty-Three on page 82.

COMPETITION

Chase and its subsidiaries and affiliates operate in a highly competitive environment. Chase's bank subsidiaries compete with other domestic and foreign banks, thrift institutions, credit unions, and mutual funds for deposits and other sources of funds. In addition, Chase and its bank and nonbank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include finance companies, brokerage firms, investment banking companies, merchant banks, insurance companies, credit card companies, mortgage banking companies, leasing companies, e-commerce and other internet-based companies, and a variety of other financial services and advisory companies. It is possible that competition will become even more intense as a result of the recent enactment of the financial modernization legislation discussed in more detail below.

SUPERVISION AND REGULATION

Financial Modernization Legislation: In November 1999, long-awaited financial modernization legislation, entitled the Gramm Leach Bliley Act ("GLBA"), was enacted that eliminated certain legal barriers separating the conduct of various types of financial services businesses, such as commercial banking, investment banking and insurance. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions such as Chase operate. While certain provisions of GLBA became effective upon enactment, many major provisions do not become effective until March 11, 2000 or May 2001 and most of the regulations implementing the law have not yet been issued. As a result, while certain of the provisions of GLBA expected to affect Chase's operations are summarized below, the overall impact of GLBA on Chase cannot be predicted at this time.

Permissible Business Activities; Conversion to Financial Holding Company: Prior to enactment of GLBA, a registered bank holding company such as Chase could engage only in the business of managing and controlling banks and furnishing specified services to subsidiaries and could not acquire any nonbanking company unless the company's business was so closely related to banking as to be a proper incident thereto. Upon effectiveness of GLBA, bank holding companies meeting certain eligibility criteria may elect to become "financial holding companies", which may engage in any activities that are "financial in nature", as well as in additional activities that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") determines are incidental or complementary to financial activities. Under GLBA, "financial activities" specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities.

      Chase anticipates that it will become a financial holding company as of March 13, 2000, or as soon thereafter as practicable. As such, Chase will be permitted to conduct, or to acquire companies engaged in, permissible financial or other activities without prior approval by the Federal Reserve Board (but subject to certain new conditions imposed by GLBA). Federal Reserve Board approval will continue to be required for acquisitions of banks or savings associations. In particular, upon effectiveness of Chase's election to become a financial holding company:

o Various restrictions imposed by the Glass-Steagall Act will be eliminated, including restrictions on: (i) affiliations between Chase's bank subsidiaries and certain securities firms, (ii) Chase's ability to control and distribute mutual funds and (iii) the portion of Chase's revenues that may be derived from securities underwriting and dealing activities;

o BHCA restrictions on Chase's ability to acquire substantial equity ownership or control of nonfinancial companies will be eliminated in the merchant banking context, thereby permitting certain nonbank subsidiaries of Chase to make merchant banking investments in unlimited amounts, subject to conditions imposed by GLBA; and

o     Limitations on Chase's insurance activities will be eliminated.

PART I

      Under interim regulations implemented by the Federal Reserve Board, if any depository institution controlled by a financial holding company ceases to be well-capitalized or well-managed, the Federal Reserve Board may impose corrective capital or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company's depository institutions if the deficiencies persist. The interim regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act ("CRA"), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Chase believes that its subsidiaries currently meet the capital, management and CRArequirements necessary to permit them to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue be the case in the future.

Primary Regulation of Chase; Functional Regulation Under GLBA: As a bank holding company, Chase's primary Federal regulator is currently the Federal Reserve Board. Upon effectiveness of Chase's election to become a financial holding company under GLBA, the current regulatory system will be modified by a system of "functional regulation", in which the Federal Reserve Board will act as an "umbrella regulator" and certain of Chase's subsidiaries will be regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries (e.g., securities and investment advisory activities will be regulated by the Securities and Exchange Commission (the "SEC") and insurance activities will be regulated by state insurance commissioners). Under the new system, Chase must continue to file reports and other information with, and submit to examination by, the Federal Reserve Board as umbrella regulator. However, under GLBA, with respect to matters affecting functionally regulated subsidiaries, the Federal Reserve Board will be required to defer to the applicable functional regulators unless the Federal Reserve Board concludes that the activities at issue pose a risk to a depository institution or breach a specific law the Federal Reserve Board has authority to enforce.

      While GLBA provides generally for the system of functional regulation described above, detailed regulations implementing that system have not yet been adopted by the various regulators. Accordingly, Chase is unable to determine at this time the extent to which the new system will affect the particular regulatory obligations of Chase and its subsidiaries or their relationships with their respective regulators.

Impact of GLBA on Activities of Bank Subsidiaries: Under GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks will be permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that were previously impermissible. In order to insulate the parent bank from the risk of these new financial activities, GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, GLBA imposes new restrictions on transactions between the bank and its financial subsidiaries similar to restrictions currently applicable to transactions between banks and nonbank affiliates. See "FDICIA" and "Other Supervision and Regulation" below.

Effect of GLBA on Bank Broker-Dealer and Investment Advisory Activities: To promote the system of functional regulation described above, GLBA provides for the amendment of certain Federal securities laws to eliminate various exemptions previously available to banks. For example, following May 2001, banks will no longer be exempt from the broker-dealer provisions of the Securities Exchange Act of 1934. As a result, as of that date, Chase's bank subsidiaries must either register with the SEC as broker-dealers or cease conducting activities deemed broker-dealer activities. GLBA does retain a more limited exemption from broker-dealer registration for certain "banking" products and activities, including, among others, municipal and exempted securities transactions; brokerage, safe keeping and custody arrangements; and trust, securitization and derivatives products and activities. Effective May 2001, the Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

Dividend Restrictions: Federal law imposes limitations on the payment of dividends by the subsidiaries of Chase that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Nonbank subsidiaries of Chase are not subject to those limitations. The amount of dividends that may be paid by a state member bank, such as Chase Bank, or by a national bank, such as Chase USA or Chase Texas, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate Federal banking regulator (which, in the case of a state member bank, is the Federal

Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under the undivided profits test, a dividend may not be paid in excess of a bank's "undivided profits." See Note Seventeen on page 76 for the amount of dividends that Chase's principal bank subsidiaries could pay, during 2000, to their respective bank holding companies without the approval of their relevant banking regulators.

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

Capital Requirements: The Federal banking regulators have adopted risk-based capital and leverage guidelines that require that Chase's capital-to-assets ratios meet certain minimum standards.

      The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 Capital and Tier 2 Capital. For a further discussion of Tier 1 Capital and Tier 2 Capital, see Note Eighteen on page 76. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

      Banking organizations are required to maintain a Total Capital ratio (Total Capital to risk-weighted assets) of 8% and a Tier 1 Capital ratio of 4%.

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

      In March 2000, the Federal banking agencies published for comment regulations to amend the risk-based capital requirements with respect to recourse arrangements and securitization transactions. In general, the proposal would amend the risk-based capital standards in order to treat recourse obligations and direct credit substitutes (such as letters of credit and spread accounts) more consistently for risk-based capital purposes. The proposed amendments also set forth a multi-level approach to assessing capital requirements in certain asset securitizations.

      The Federal banking regulators have also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for credit losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for strong bank holding companies (i.e., those rated composite 1 under the Bank subsidiaries, Other subsidiaries, Parent company, Earnings and Capital adequacy ("BOPEC") rating system) and for bank holding companies that have implemented the Federal Reserve Board's risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels depending upon their particular condition, risk profile and growth plans.

Tier 1 Components: Capital surplus and common stock remain the most important forms of capital at Chase. Because common equity has no maturity date and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. Noncumulative perpetual preferred stock is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. Chase's noncumulative preferred stock is a type commonly referenced as a "FRAP": a fixed-rate/adjustable preferred stock. However, because the interest rate on FRAPs may increase (up to a pre-determined ceiling), the Federal Reserve treats Chase's noncumulative FRAPs in a manner similar to cumulative perpetual preferred and trust preferred securities. The Federal Reserve permits cumulative perpetual preferred stock and trust preferred securities to be included in Tier 1 Capital, but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. Cumulative perpetual preferred stock does not have a maturity date, similar to other forms of Tier 1 Capital. However, any dividends not declared on cumulative preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. Trust preferred securities are a type of security generally issued by a special purpose trust established and owned by Chase. Proceeds from the issuance to the public of the trust preferred security are lent to Chase for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding Chase preferred or common stock nor on the outstanding trust preferred securities issued to the public.

PART I

Tier 2 Components: Long term subordinated debt (generally having an initial maturity of 10 - 12 years) is the primary form of Chase's Tier 2 Capital. Subordinated debt is deemed a form of regulatory capital because payments on the debt are subordinated to other creditors of Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

      Under GLBA, all financial holding companies would also be considered bank holding companies for purposes of the capital requirements described above. However, GLBA specifically prohibits the Federal Reserve Board from imposing capital adequacy rules on certain functionally regulated subsidiaries (such as broker-dealers and insurance companies) that are in compliance with the applicable capital requirements of their functional regulators. Because the Federal Reserve Board has not yet proposed amendments to its capital requirements in response to these provisions, Chase cannot predict the impact of any such amended guidelines on its capital ratios.

      The risk-based minimum capital requirements adopted by the Federal banking agencies follow the Capital Accord of the Basle Committee on Banking Supervision. The Basle Committee, which consists of banking supervisors from the principal nations whose banking organizations are active internationally, issued its Capital Accord to achieve convergence in the capital regulations applicable to internationally active banking organizations. In June 1999, the Basle Committee issued a Consultative Paper that sought comment on a proposed replacement for the Capital Accord. The replacement would consist of a "three-pillar" framework that would entail more differentiated minimum capital requirements based on perceived creditworthiness; closer regulatory supervision; and greater market discipline to be achieved through enhanced public disclosure.

FDICIA: The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") revised certain provisions of the Federal Deposit Insurance Act, as well as certain other Federal banking statutes. In general, FDICIA provides for expanded regulation of depository institutions and their affiliates, including parent holding companies, by their Federal banking regulators and requires the relevant Federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards.

      Pursuant to FDICIA, the Federal Reserve Board, the FDIC and the Comptroller of the Currency adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the depository institutions they supervise. Under the regulations (commonly referred to as the "prompt corrective action" rules), an institution would be placed in one of the following five capital categories when these ratios fall within the prescribed ranges:

                                                      Ratios
                                   ---------------------------------------------
                                    Total             Tier 1           Tier 1
                                   Capital            Capital         Leverage
--------------------------------------------------------------------------------
                                                     At Least
                                   ---------------------------------------------
Well Capitalized                     10%                6%               5%
Adequately Capitalized                8%                4%               4%(a)
--------------------------------------------------------------------------------
                                                     Less Than
                                   ---------------------------------------------
Undercapitalized                      8%                4%               4%(a)
Significantly Undercapitalized        6%                3%               3%
--------------------------------------------------------------------------------
Critically Undercapitalized        Tangible equity to total assets of 2% or less
--------------------------------------------------------------------------------

(a) May be 3% in some cases.

An institution may be treated as being in a capital category lower than that indicated based on other supervisory criteria.

      Supervisory actions by the appropriate Federal banking regulator generally will depend upon an institution's classification within the five capital categories. The regulations apply only to banks and not to bank holding companies such as Chase; however, subject to limitations that may be imposed pursuant to GLBA, as described below, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on that guarantee.

      Under FDICIA only a "well capitalized" depository institution may, without prior regulatory approval, accept brokered deposits (e.g. deposits solicited by a bank's affiliates on its behalf), offer interest rates on deposits significantly higher than the prevailing rate in its market or "pass through" deposit insurance coverage to the participants of certain employee benefit plans.

      As of December 31, 1999, each of Chase's banking subsidiaries was "well capitalized".

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

      If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (i) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (ii) to enforce the terms of the depository institution's contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of those of Chase's subsidiaries that are insured depository institutions, such as Chase Bank, Chase USA and Chase Texas, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as "public noteholders") in the public markets.

      Under Federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of Chase that is an insured depository institution, such as Chase Bank, Chase USA or Chase Texas, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

Other Supervision and Regulation: Under current Federal Reserve Board policy, Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support the bank subsidiaries in circumstances where it might not do so absent such policy. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

      Subject to the restrictions under GLBA described in the preceding paragraph, any loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

      Chase's bank and nonbank subsidiaries are subject to direct supervision and regulation by various other Federal and state authorities (many of which will be considered "functional regulators" under GLBA). Chase Bank, as a New York State-chartered bank and state member bank, is subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. Chase's national bank subsidiaries, such as Chase USA and Chase Texas, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. Chase also conducts securities underwriting, dealing and brokerage activities through CSI and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. As of February 1, 2000, CSI became a member of the New York Stock Exchange. The operations of The Chase Vista Funds, the mutual funds advised by Chase, are also subject to regulation by the SEC. The types of activities in which the foreign branches of Chase Bank and the international subsidiaries of Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and banking authorities of the countries in which they operate.

PART I

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

      In addition, under new requirements imposed by GLBA, Chase and its subsidiaries will be required periodically to disclose to its retail customers Chase's policies and practices with respect to (i) the sharing of nonpublic customer information with Chase affiliates and others and (ii) the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to opt out of information sharing arrangements with non-affiliates, subject to certain exceptions set forth in GLBA.

      As part of its commitment to protecting customer privacy, Chase, in January 2000, agreed with the New York State Attorney General that it will not disclose any customer information to third-party marketing firms, other than the customer's name, address and phone number. In addition, if the customer does not want to receive any offers or information from any third-party marketing firms, the customer may "opt-out" of such solicitations, in which case, no private information about the customer will be shared with third-party marketing firms.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, Chase has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give Chase's current expectations or forecasts of future events, circumstances or results. Chase's disclosure in this report, including in the MD&A section, contains forward-looking statements. Chase may also make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, Chase's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

      Any forward-looking statements made by or on behalf of Chase speak only as of the date they are made. Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature Chase may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

      All forward-looking statements, by their nature, are subject to risks and uncertainties. Chase's actual future results may differ materially from those set forth in Chase's forward-looking statements. Factors that might cause Chase's future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that Chase believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in Chase's reports to the SEC could also adversely affect Chase's results and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Business Conditions and General Economy. Chase is a leading provider of services in the global banking, global services and national consumer services businesses. The profitability of these businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad, including a downturn in domestic or foreign securities and trading market conditions. Such factors could adversely affect the value or credit quality of Chase's on-balance sheet and off-balance sheet assets and the revenues based on the mark-to-market values in certain of its businesses, including Chase Capital Partners. An economic downturn or significantly higher interest rates could increase the risk that a greater number of Chase's customers would become delinquent on their loans or other obligations to Chase, or would refrain from obtaining additional debt. Further, a higher rate of delinquencies by customers or counterparties would result in a higher level of charge-offs and a higher level of provision for Chase, which could adversely affect Chase's income. See also "Factors Affecting Allowance for Credit Losses" on the following page. In addition, a higher level of domestic or foreign interest rates or a downturn in trading markets could affect the amount of assets under management by Chase (for example, by affecting the flows of moneys to or from the mutual funds managed by Chase) and impact the willingness of financial investors to participate in loan syndications and underwritings managed by Chase.

Competition. Chase operates in a highly competitive environment and expects various factors to cause competitive conditions to continue to intensify. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally banking products and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. In addition, investment banks and insurance companies are increasingly competing in traditional banking businesses, such as syndicated lending and consumer banking, and banking institutions are continuing to diversify their financial products and services into non-traditional areas. Chase expects this cross-industry competition to continue to intensify, particularly as continued merger activity produces larger, better-capitalized companies that are capable of offering a wider array of products and services. In addition, the enactment of financial modernization legislation, discussed above, may further accelerate competitive trends by eliminating various regulatory barriers to cross-industry activities and acquisitions.

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

Operating Risk. Chase, like all large corporations, is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or errors resulting from faulty computer or telecommunications systems. Given the high volume of transactions at Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, Chase's necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Although Chase maintains a system of controls designed to keep operating risk at appropriate levels, Chase has suffered losses from operating risk and there can be no assurance that Chase will not suffer losses from operating risks in the future.

Government Monetary Policies and Economic Controls. Chase's businesses and earnings are affected by general economic conditions, both domestic and international. Chase's businesses and earnings are also affected by the fiscal or other policies that are adopted by various regulatory authorities of the U.S., foreign governments, and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by Chase. These actions of the Federal Reserve Board also determine to a significant degree the cost to Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond Chase's control. In addition, these policies and conditions can impact Chase's customers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to Chase.

Factors Affecting Revenues. Chase's management categorizes the revenue components of Chase's operating earnings as either market-sensitive revenues or less market-sensitive revenues. Market-sensitive revenues are affected by many factors, including Chase's credit standing and its success in proprietary positioning, volatility in interest rates and in equity and debt markets, and the economic, political and business factors described above. Chase anticipates that its market-sensitive revenues will experience volatility from time to time as a result of these factors. Management also expects that less market-sensitive revenues will experience fluctuations from time-to-time and, accordingly, the annual growth rate of its less market-sensitive revenues may not continue to accelerate each and every year at the pace achieved during the past four years.

Factors Affecting Allowance for Credit Losses. Chase's allowances for credit losses are intended to cover probable credit losses inherent in the credit extension process for loans and lending-related commitments. Each of the components of the allowances for credit losses is based upon management's estimates of probable loss from various segments of the portfolio. Estimating losses is inherently uncertain. The estimation process assumes that past experience is a valid indicator for estimating prospective losses, which may not always be the case. The accuracy of estimates reflected in the allowance may be affected by a number of factors, ranging from external macroeconomic factors to limitations inherent in the estimation methodology itself. These factors include, among others: general economic and political developments; structural changes that may affect particular industries; currency devaluations that may affect cross-border exposures; changes in underwriting standards; legal and regulatory requirements affecting reserving practices; the volatility of default probabilities, rating migrations and loss severity; and the quality of available data.

FOREIGN OPERATIONS

For geographic distributions of average assets, total revenue, total expense, income before income tax expense and net income, see Note Twenty-Four on page
84. For a discussion of foreign loans, see Note Four on page 67 and see the sections entitled "Commercial Loans" and "Cross-Border Exposure" in the MD&A, on pages 42 and 43, and "Cross-Border Outstandings," on page 96.

PART I

ITEM 2: PROPERTIES

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

      Chase also owns and occupies a 22-story building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space.

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

      Chase occupies, in the aggregate, approximately 945,000 square feet of space in the United Kingdom. The most significant components of leased space in London are 350,000 square feet at 125 London Wall and 170,000 square feet at Thomas More Square. Chase also owns and occupies a 300,000 square foot operations center in Bournemouth.

      In addition, Chase and its subsidiaries occupy branch offices and other administrative and operational facilities throughout the U.S. and in foreign countries under various types of ownership and leasehold agreements.

      The majority of the properties occupied by Chase are used across all of Chase's business segments and for corporate activities.

ITEM 3: LEGAL PROCEEDINGS

As previously reported, 50-Off Stores, Inc. v. Banque Paribas (Suisse) S.A., a lawsuit in the United States District Court for the Western District of Texas alleging conversion of shares of common stock held in a custody account of The Chase Manhattan Bank, judgment was entered against the Bank for $148.6 million in punitive and compensatory damages, plus post-judgment interest. On appeal by Chase, the United States Court of Appeals for the Fifth Circuit reversed the punitive damage award of $138 million, resulting in a remaining award of $10.6 million in compensatory damages. Both the plaintiff and Chase filed petitions for rehearing with the Fifth Circuit, which petitions were denied. Plaintiff filed a petition for a writ of certiorari with the U.S. Supreme Court, which petition was also denied. The $10.6 million judgment of the Fifth Circuit is now final.

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

      CSI has been named as a defendant in five of eleven actions that were filed in the United States District Court for the Northern District of Oklahoma beginning in October 1999 arising out of the failure of Commercial Financial Service, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, plaintiffs seek approximately $930 million in damages allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages. CSI has not yet answered or moved with respect to the complaints.

      In addition to the matters described above, Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, Chase cannot state what the eventual outcome of pending matters will be. Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of Chase, but may be material to Chase's operating results for any particular period, depending on the level of Chase's income for such period.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age              Positions and offices held with Chase
                      (at December 31, 1999)

William B. Harrison, Jr.        56              Chairman and Chief Executive Officer of Chase and Chase Bank. From June through
                                                December 1999, Mr. Harrison had been President and Chief Executive Officer of Chase and Chase Bank, prior to which he had been Vice Chairman of the Board.

Walter V. Shipley               64              Chairman and Chief Executive Officer of Chase and Chase Bank 1983-1992 and 1994 to
                                                June 1999. Chairman of Chase and Chase Bank, June 1999 through December 1999, retiring effective January 1, 2000.

Donald L. Boudreau              59              Vice Chairman of Chase and Chase Bank, responsible for National Consumer Services.
                                                Until 1997, Mr. Boudreau had been responsible for Chase's consumer credit businesses and, prior to the merger, a Vice Chairman and a Director of heritage
                                                Chase.

Neal S. Garonzik                52              Vice Chairman of Chase and Chase Bank, responsible for asset management business and strategic initiatives in equities and, since January 2000, private banking and
                                                Chase.com. Mr. Garonzik joined Chase in 1999. Until 1997, he was with Morgan
                                                Stanley Dean Witter & Co., most recently as a member of the firm's management committee and head of its equity division, and from 1997 until joining Chase he was a private investor.

Donald H. Layton                49              Vice Chairman of Chase and Chase Bank. He is responsible for Global Markets and the international infrastructure and, since 1999, Global Services.

James B. Lee Jr.                47              Vice Chairman of Chase and Chase Bank. He is responsible for Global Client
                                                Management and Investment Banking.

Denis J. O'Leary                43              Executive Vice President of Chase and Chase Bank, responsible since January 2000 for Chase.com and prior to that Deputy Manager of Chase's National Consumer
                                                Services business. From 1993 through 1997, he was Chase's chief information officer.

Marc J. Shapiro                 52              Vice Chairman of Chase and Chase Bank, responsible for Finance, Risk Management and
                                                Administration, and since January 2000 for Chase Technology Solutions. Until 1997,
                                                he was Chairman and Chief Executive Officer of Chase Bank of Texas (formerly Texas
                                                Commerce Bank).

Joseph G. Sponholz              55              Vice Chairman of Chase and Chase Bank, responsible until January 2000 for Chase.com and Chase Technology Solutions. Until 1997, he had been Executive Vice President and Chief Administrative Officer.

Jeffrey C. Walker               44              Managing Partner of Chase and of Chase Capital Partners, Chase's global private equity fund.

Dina Dublon                     46              Chief Financial Officer of Chase and Chase Bank. Until 1998, she was Executive Vice
                                                President, Corporate Planning, and prior to the merger she was Corporate Treasurer.

John J. Farrell                 47              Director of Human Resources of Chase and Chase Bank. Prior to the merger, he held the same position at heritage Chase.

Frederick W. Hill               49              Director of Corporate Marketing and Communications of Chase and Chase Bank since
                                                1997. Before joining Chase, he had been Senior Vice President, communications and community relations, for McDonnell Douglas Corporation since 1995.

William H. McDavid              53              General Counsel of Chase and Chase Bank.

Joseph L. Sclafani              50              Executive Vice President and Controller of Chase and Chase Bank.

Robert S. Strong                50              Executive Vice President and Chief Credit Officer of Chase and Chase Bank. Prior to
                                                the merger, he was responsible for the global portfolio management unit at heritage
                                                Chase.

Unless otherwise noted, during the five fiscal years ended December 31, 1999, all of Chase's above-named executive officers have continuously held senior-level positions with Chase or its predecessor institutions, Chemical Banking Corporation and The Chase Manhattan Corporation (heritage Chase), which merged on March 31, 1996. There are no family relationships among the foregoing executive officers.

PART II, III & IV

PART II
--------------------------------------------------------------------------------

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of Chase's common stock are listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. For the quarterly high and low prices of Chase's common stock on the New York Stock Exchange for the last two years, see the section entitled "Supplementary Information - Selected Quarterly Financial Data (Unaudited)" on page 86. Chase declared quarterly cash dividends on its common stock in the amount of $.41 per share for each quarter of 1999 and $.36 per share for each quarter of 1998. At February 29, 2000, there were 97,725 holders of record of Chase's common stock.

      During the fourth quarter of 1999, shares of common stock of Chase were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933. Such shares of common stock of Chase were issued to retired directors who had deferred receipt of common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors and to active directors who elected to receive, rather than defer, an annual stock grant. These issuances amounted to 320 shares on October 1, 1999, and 3,230 shares on December 1, 1999.

ITEM 6: SELECTED FINANCIAL DATA

For five-year selected financial data, see "Selected Financial Data (Unaudited)" on page 87.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations, entitled "Management's Discussion and Analysis", appears on pages 18 through 55.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information related to market risk, see the "Market Risk Management" section on pages 45 through 50, Note One on page 61 and Note Nineteen on page 77.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated January 18, 2000 thereon, appear on pages 56 through 86. Supplementary financial data for each full quarter within the two years ended December 31, 1999 is included on page 86 in the table entitled "Supplementary Information - Selected Quarterly Financial Data (Unaudited)". Also included is a "Glossary of Terms" on page 88.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
--------------------------------------------------------------------------------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF CHASE

See Item 13 below.

ITEM 11: EXECUTIVE COMPENSATION

See Item 13 below.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13 below.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Chase's Executive Officers is included on page 9. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) are incorporated by reference to Chase's definitive proxy statement for the annual meeting of stockholders, to be held May 16, 2000, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of Chase's 1999 fiscal year.

PART IV
--------------------------------------------------------------------------------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

       The consolidated financial statements, the notes thereto and the report thereon listed in Item 8 are set forth commencing on page 56.

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

3.4 By-laws, as amended as of June 1, 1999, of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-92217) of The Chase Manhattan Corporation.

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

4.3(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
       Corporation and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

4.3(b) First Supplemental Indenture, dated as of November 1, 1990, between The
       Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

4.3(c) Second Supplemental Indenture, dated as of May 1, 1991, between The Chase
       Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

4.3(d) Third Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

PART IV

4.4(a) Amended and Restated Indenture, dated as of September 1, 1993, between
       The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

4.4(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.4(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
       Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

4.5(b) Supplemental Indenture, dated as of July 22, 1994, to the Indenture, dated as of May 15, 1993, among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee, dated as of July 22, 1994, by Chemical Banking Corporation (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

4.6 Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.7 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.8 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Schedule 14A, filed on April 17, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.11 Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of the The Chase Manhattan Corporation, File No. 1-5805).

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

PART IV

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

23.1   Consent of Independent Accountants.

27.1   Financial Data Schedule.

       The Chase Manhattan Corporation hereby agrees to furnish to the Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of The Chase Manhattan Corporation and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of The Chase Manhattan Corporation and its subsidiaries on a consolidated basis. In addition, The Chase Manhattan Corporation hereby agrees to file with the Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8 and 4.9 to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Footnote Six of the Notes to Consolidated Financial Statements on page 69.

(B)    REPORTS ON FORM 8-K

       o A Current Report on Form 8-K dated October 20, 1999 was filed on October 21, 1999 setting forth The Chase Manhattan Corporation's financial results for the third quarter of 1999.

       o A Current Report on Form 8-K dated November 1, 1999 was filed on November 2, 1999 announcing that fourth quarter trading revenues would be reduced by approximately $60 million as a result of the correction of prior period trading profits.

                              Pages 15-16 Not Used

                            CHASE 1999 ANNUAL REPORT

This section of the Annual Report provides Management's Discussion and Analysis of financial condition and results of operations for The Chase Manhattan Corporation ("Chase"). See Glossary of Terms on page 88 for a definition of terms used throughout this Annual Report.

Certain Forward-Looking Statements

The Management's Discussion and Analysis contains certain forward-looking statements. Those forward-looking statements are subject to risks and uncertainties and Chase's actual results may differ from those statements. See Chase's reports filed with the Securities and Exchange Commission for a discussion of factors that may cause any differences to occur.

FINANCIAL TABLE OF CONTENTS

Management's Discussion and Analysis:

18    Overview

20    Management Performance Measurements

21    Results of Operations

29    Lines of Business Results

36    Risk Management

37    Credit Risk Management

45    Market Risk Management

51    Capital and Liquidity Risk Management

54    Operating Risk Management

54    Other Events

55    Accounting and Reporting Developments

55    Comparison Between 1998 and 1997

Audited Financial Statements:

56    Management's Report on Responsibility for Financial Reporting

56    Report of Independent Accountants

57    Consolidated Financial Statements

61    Notes to Consolidated Financial Statements

Supplementary Information:

86    Selected Quarterly Financial Data

87    Selected Financial Data

88    Glossary of Terms

=> MANAGEMENT'S DISCUSSION AND ANALYSIS
   THE CHASE MANHATTAN CORPORATION

OVERVIEW

                                                    -------       -------      -------------
Year ended December 31,                                                        Over/(Under)
(In millions, except per share and ratio data)         1999          1998          1998
--------------------------------------------------------------------------------------------
OPERATING BASIS(A)
Revenue                                             $22,982       $19,613            17%
Earnings                                              5,394         4,016            34
Diluted Earnings Per Share                             6.21          4.51            38
Diluted Cash Earnings Per Share                        6.56          4.81            36
Shareholder Value Added                               2,763         1,406            97
Return on Average Common Equity                        24.2%         18.4%          580 bp
Efficiency Ratio                                         52            55          (300)bp
Cash Efficiency Ratio                                    51            54          (300)bp
--------------------------------------------------------------------------------------------

REPORTED BASIS
Net Income                                          $ 5,446       $ 3,782            44%
Diluted Net Income Per Share                           6.27          4.24            48
Return on Average Common Equity                        24.5%         17.3%          720 bp
Tier 1 Capital Ratio                                    8.4           8.3           100 bp
--------------------------------------------------------------------------------------------

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. Cash basis is operating basis excluding the impact of the amortization of goodwill and certain other intangibles. See page 20 for further discussion.
bp-   Denotes basis points; 100 bp equals 1%.

Chase's 1999 financial results added another solid year to its track record since the 1996 merger of Chase and Chemical, demonstrating the power of Chase's leadership positions and its effective management of capital, risk and expenses. For 1999, operating earnings increased 34% to $5.4 billion, and diluted operating earnings per share rose 38% to $6.21. Since the merger, Chase has produced a compound annual growth rate in operating revenues of 11%, a compound annual growth rate in earnings per share of 20% and a return on common equity in excess of 18%.

Diverse Franchise

During 1999, Global Bank had cash operating earnings growth of 49% and revenue growth of 30%, reflecting its increasing market share in investment banking and capital markets activities and its significant private equity business.
National Consumer Services posted a 16% increase in cash operating earnings, reflecting improved credit quality and business volume increases, and produced an 8% growth in revenues. Global Services had cash operating earnings growth of 8% and revenue growth of 10%, reflecting the benefit of its leadership positions in a consolidating industry, despite a decline in the level of excess balances maintained by customers.


                           [Graph 1--See Appendix 1]


OPERATING HIGHLIGHTS FOR 1999:

=>    Revenue growth of 17%
=>    Earnings per share growth of 38%
=>    Shareholder Value Added of $2.76 billion, up 97%
=>    Return on Common Equity of 24%
=>    Repurchase of $2.3 billion of equity and dividend increase of 14%
=>    Acquisition of Hambrecht & Quist Group in December 1999
--------------------------------------------------------------------------------

Financial Disciplines

Chase's market-leading businesses are managed with strict financial discipline, with attention to risk, capital and expense management so that they can continue to deliver value for shareholders.

o Risk management focuses on credit, market and operating risks. Risk management processes include diversification, management of concentrations and stress testing. The allocation of risk-adjusted capital is used to measure the performance of its business units. For example, the capital required to support the commercial loan portfolio declined during the year as credit quality improved.


                           [Graph 2--See Appendix 1]

      Despite an increase in syndicated loans arranged by Chase, the overall commercial loan portfolio on the balance sheet declined slightly as a result of Chase's disciplined loan distribution process. Market risk discipline, including the use of stress testing, extends across all of Chase's businesses. Stress test exposure to potential loss in difficult markets is subject to a system of advisory limits and drives market risk capital allocations.

o Capital management is driven by the measurement of Shareholder Value Added ("SVA") and a commitment by Chase to strong capitalization. During 1999, risk-weighted assets grew 4%, the Tier 1 Capital ratio exceeded management's target range of 8 - 8.25% and free cash flow from operations permitted significant stock repurchases and important strategic investments.

o Expense management has resulted in a 51% cash efficiency ratio for 1999. Each year, Chase looks to balance the annual growth rate in operating noninterest expense and the growth rate in revenues. Long-term initiatives, such as the formation of Chase Business Services in 1998 and the planned relocation of major processing operations to lower-cost geographic sites, create longer-term efficiencies and expense savings to support Chase's investment in its growth businesses.


                           [Graph 3--See Appendix 1]


Investing for Growth

Investing for growth is one of Chase's strategic priorities: a commitment to use its resources to strengthen its competitiveness where it has leadership positions. Recent investments by Chase include the acquisition of the investment banking firm of Hambrecht & Quist Group ("H&Q"), an acquisition of a major mortgage business and a credit card portfolio. Progress also continued on Chase.com initiatives, including an initial public offering by ShopNow.com, an internet company in which Chase has both an equity investment and a credit card alliance; and a venture in Intelisys, an e-commerce business-to-business procurement company.

Chase is a strong believer in e-commerce to propel ongoing growth. Chase.com is intended to be Chase's incubator for developing new internet businesses and for entering into internet-related alliances and joint ventures in order to create significant value for the future. Chase also is web-enabling its existing businesses to enhance distribution and gain new efficiencies. Also, a growing part of Chase's internet business practice is supporting the evolution and growth in the New Economy and, accordingly, approximately 63% of Chase's Private Equity direct investments are in the New Economy.

--------------------------------------------------------------------------------

      1999 INITIATIVES

=>    Acquisitions

      o     Hambrecht & Quist Group
      o     Mellon Bank Corporation's mortgage business
      o     Huntington National Bank's credit card portfolio

=>    E-Commerce

      o     Chase.com creation
      o     ShopNow.com joint venture (internet shopping mall)
      o     Intelisys joint venture (procurement company)
      o     Spectrum joint venture (electronic bill payment)

=>    Efficiency

      o Announced planned move of significant processing operations to Houston, Dallas and Tampa
      o     Selling nonstrategic real estate and branches
      o     Consolidation of asset management business

--------------------------------------------------------------------------------

Financial Performance Goals

Chase has targeted its financial performance goals over time as:

o     average ROCE of 18% or higher
o     annual growth in operating revenue exceeding 10%
o     double-digit growth in operating earnings per share

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

                      MANAGEMENT PERFORMANCE MEASUREMENTS

--------------------------------------------------------------------------------

=>    Performance is measured on an operating basis

=> Shareholder Value Added is Chase's primary performance measure of its businesses

--------------------------------------------------------------------------------

Operating Basis

Results on an operating basis exclude the impact of restructuring costs, credit card securitizations, and nonrecurring gains and losses (special items). Special items are viewed by management as those revenue and expense transactions that are not part of Chase's normal day-to-day business operations or are unusual in nature, thereby impacting management's analysis of trends. For example, special items include gains or losses on sales of significant nonstrategic assets; interest income from the refund of prior years' taxes; or infrequent charges such as the accelerated vesting of employee stock-based incentive awards. In 1999, management generally defined special items as nonrecurring revenues or expenses in excess of $50 million.

Periodically, Chase securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. The receivables underlying the securities that were sold to investors are not included in Chase's consolidated results. Securitization changes Chase's status from that of a lender to that of a servicer. When credit card receivables are securitized, Chase ceases to accrue interest on the receivables and instead receives fees for continuing to service those receivables. As a result, securitization does not significantly affect Chase's reported and operating net income; however, it does affect the classification of items in the Consolidated Statement of Income.

Cash Operating Earnings

Cash operating earnings are defined as operating earnings excluding the impact of amortization of goodwill and certain other intangibles. Cash operating earnings provide management with an indicator of each of its businesses' free cash flow.

Shareholder Value Added

Introduced in 1998, SVA is defined as cash operating earnings minus preferred dividends and a charge for allocated equity capital. The capital charge is calculated by multiplying 13% (management's proxy for the after-tax return required by shareholders for the use of their capital) by the amount of risk-adjusted capital assigned to each business unit.

SVA measures the incremental return generated by each business unit above that required by Chase's shareholders. For example, if new capital can be employed over time at a return in excess of 13% or if activities or assets that do not return 13% on capital can be eliminated, SVA will increase. SVA measures the dollar benefit (or cost) of employing capital to the business units versus returning capital to shareholders. Management measures each business unit on its contribution to long-term growth in SVA.

The following table provides a reconciliation between Chase's reported financial statements and as presented on an operating basis.

                                                              1999
                                        --------------------------------------------------
Year Ended December 31,                  Reported      Credit       Special      Operating
(in millions, except per share data)    Results(a)     Card(b)      Items(c)         Basis
------------------------------------------------------------------------------------------
INCOME STATEMENT

Market-Sensitive Revenue                  $ 7,392      $    --      $    --       $ 7,392
Less Market-Sensitive Revenue              14,825          993         (228)       15,590
------------------------------------------------------------------------------------------
Total Revenue                              22,217          993         (228)       22,982
Noninterest Expense                        12,173           --         (100)       12,073
------------------------------------------------------------------------------------------
Operating Margin                           10,044          993         (128)       10,909
Credit Costs                                1,621          993           --         2,614
------------------------------------------------------------------------------------------
Income Before Restructuring Costs           8,423           --         (128)        8,295
Restructuring Costs                            48           --          (48)           --
------------------------------------------------------------------------------------------
Income Before Income Tax Expense            8,375           --          (80)        8,295
Tax Expense                                 2,929           --          (28)        2,901
------------------------------------------------------------------------------------------
Net Income                                $ 5,446      $    --      $   (52)      $ 5,394
------------------------------------------------------------------------------------------
Net Income Per Common Share:
  Basic                                   $  6.49                                 $  6.42
  Diluted                                    6.27                                    6.21
------------------------------------------------------------------------------------------

                                                             1998
                                        --------------------------------------------------
Year Ended December 31,                  Reported      Credit       Special     Operating
(in millions, except per share data)    Results(a)     Card(b)      Items(c)        Basis
------------------------------------------------------------------------------------------
INCOME STATEMENT

Market-Sensitive Revenue                 $  5,027     $     --     $     --      $  5,027
Less Market-Sensitive Revenue              13,629        1,148         (191)       14,586
------------------------------------------------------------------------------------------
Total Revenue                              18,656        1,148         (191)       19,613
Noninterest Expense                        10,854           --          (37)       10,817
------------------------------------------------------------------------------------------
Operating Margin                            7,802        1,148         (154)        8,796
Credit Costs                                1,343        1,148           --         2,491
------------------------------------------------------------------------------------------
Income Before Restructuring Costs           6,459           --         (154)        6,305
Restructuring Costs                           529           --         (529)           --
------------------------------------------------------------------------------------------
Income Before Income Tax Expense            5,930           --          375         6,305
Tax Expense                                 2,148           --          141         2,289
------------------------------------------------------------------------------------------
Net Income                               $  3,782     $     --     $    234      $  4,016
------------------------------------------------------------------------------------------
Net Income Per Common Share:
  Basic                                  $   4.35                                $   4.63
  Diluted                                    4.24                                    4.51
------------------------------------------------------------------------------------------

(a) Represents the amounts that are reported in Chase's financial statements. The only exception is that revenues are categorized between market-sensitive and less market-sensitive revenues, and restructuring costs have been separately displayed.
(b) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that previously would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.
(c) Includes restructuring costs and special items. The 1999 special items include $62 million of interest income from prior years' tax refunds, $166 million in gains from sales of nonstrategic assets ($95 million was from the sale of One New York Plaza and $71 million was from the sale of branches in Beaumont, Texas) and a $100 million special contribution to The Chase Manhattan Foundation. In 1998, the results included $191 million of interest income from prior years' tax refunds and $37 million of costs incurred for accelerated vesting of stock-based incentive awards.

RESULTS OF OPERATIONS

The following section provides a discussion of Chase's results of operations as reported in its financial statements as well as on an operating basis. Management categorizes its revenue components as either market-sensitive or less market-sensitive.

MARKET-SENSITIVE REVENUE

--------------------------------------------------------------------------------

=>    Market-sensitive revenues in 1999 increased 47% over 1998

=> Market-sensitive revenues have increased at a compound annual growth rate of approximately 15% since 1988

--------------------------------------------------------------------------------

Market-sensitive revenues are derived from Chase's extensive Global Bank franchise. These revenues typically are more sensitive to global market factors than those produced by other Chase businesses.

Market-sensitive revenues include investment banking fees, trading revenues (including trading-related net interest income), securities gains and private equity gains. In 1999, total market-sensitive revenues rose by 47% and were approximately $1,441 million above Chase's current trendline.


                           [Graph 4--See Appendix 1]


                                                          ------          ------
Year Ended December 31, (in millions)                      1999            1998
--------------------------------------------------------------------------------
Investment Banking Fees                                   $1,887          $1,502
Trading-Related Revenue                                    2,882           1,949
Securities Gains                                             101             609
Private Equity Gains                                       2,522             967
--------------------------------------------------------------------------------
Total Market-Sensitive Revenue                            $7,392          $5,027
--------------------------------------------------------------------------------

INVESTMENT BANKING FEES
--------------------------------------------------------------------------------

Chase's investment banking franchise provides integrated financial solutions to corporations, financial institutions, governments, financial sponsors and entrepreneurs worldwide. Investment banking fees include fees from loan syndications, debt and equity securities underwriting, and merger and acquisition advisory activities.

Investment banking fees rose 26% to $1.89 billion in 1999. These strong results were due to significant market share growth in loan syndications, merger and acquisitions advisory, and corporate bond underwriting, plus focused initiatives in Europe and the New Economy. They also reflect Chase's ability to leverage its broad customer base, strong distribution network and leadership positions in an attractive financial market environment. Over the past five years, Chase's investment banking fees have increased at a compound annual growth rate of 26%.

Loan Syndications

Chase has been the world's leading arranger of syndicated loan financing for eight consecutive years. The syndicated loan market is the world's largest new-issue corporate capital market. During 1999, Chase was book manager on 34% of U.S. syndicated credit facilities, up significantly from 26% in 1998. This represented $357 billion in 1999, a volume increase of 31% over the prior year. Chase has led numerous benchmark syndicated loan transactions in 1999, including those for New Economy companies, non-U.S. borrowers and acquisition-related financings.

                                                  -----------        -----------
                                                      1999               1998
Year Ended                                        U.S. Market        U.S. Market
December 31,                                      Rank  Share        Rank  Share
--------------------------------------------------------------------------------
Loan Syndications(a)                                1    34%          1     26%
High-Yield(b)                                       4    11%          6      6%
Investment Grade(a)                                 3    12%          5      8%
Mergers and Acquisitions(a)                         6    14%          9     10%
--------------------------------------------------------------------------------

(a)   Source is Thomson Financial Securities Data ("TFSD").
(b)   Source is McCarthy, Crisanti & Maffei, Inc ("MCM").

Debt and Equity Securities Underwriting

Chase underwrites a wide variety of debt securities globally and, as a result of the acquisition of H&Q, now provides equity underwriting to the fastest growing sectors of the New Economy in the U.S. Before being acquired by Chase, H&Q

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

ranked as the 3rd leading equity underwriter to the technology sector. Over the past three years, Chase has become a "bulge bracket" underwriter in investment grade and high-yield corporate U.S. debt securities as well as Asian bonds, in addition to its long-standing strong Latin American capabilities.

Merger and Acquisition Advisory

High levels of merger and acquisition advisory activities continued throughout 1999 as a result of consolidation and globalization among various industries. Chase advised on merger and acquisition transactions totaling $295 billion in worldwide announced transaction volume, a 68% increase from the prior year. Chase has improved in market rank and share, rising to 6th in the U.S. and 14% in the U.S., respectively.


                           [Graph 5--See Appendix 1]


TRADING-RELATED REVENUE
--------------------------------------------------------------------------------

Chase's extensive trading organization serves institutional investors and corporations from a network of 30 trading rooms around the world. Chase is the world's largest foreign exchange and derivatives dealer (with more than $12 trillion in notional volume outstanding). Chase makes markets in more than 60 currencies and is the leading market maker in U.S. dollar interest rate products. Products include spot and forward foreign exchange contracts, as well as a broad array of derivative financial instruments that are used by clients to manage exposures to changes in interest rates, currencies, and equities and commodities prices.

Chase also is a market maker in the major debt markets, with particular emphasis on the U.S., the new Euro and cross-border markets.

Trading-related revenue, which includes trading-related net interest income, increased 48% from 1998 to $2.88 billion, primarily as a result of strong performance across traditional products, particularly debt instruments and interest rate products, and in other products, such as equity and commodity derivatives.

During the fourth quarter of 1999, trading-related revenues were reduced by approximately $60 million as a result of a correction of trading revenues from previous periods.

Interest Rate Contracts

Revenue from interest rate contracts increased in 1999 as a result of interest rate movements in the European markets. Additionally, the 1998 results were negatively impacted by the economic crisis in Asia.

Foreign Exchange

During 1999, foreign exchange revenues, although strong, declined due to a return to relatively normal volatility in the Asian markets.

Equities and Commodities

Equities and commodities revenue increased for 1999, reflecting favorable market conditions for equity derivative products throughout 1999 and a focus on structured deals.

Debt Instruments and Other

The increase in debt instruments and other resulted from continued improvement in emerging markets activities and in the high-grade bond market, when compared with the unsettled markets of 1998. The 1999 results reflected buoyant primary and secondary debt markets in the U.S. investment grade and Latin American sectors and generally increased market penetration globally.

                                                          ------          ------
Year Ended December 31, (in millions)                      1999            1998
--------------------------------------------------------------------------------
Trading Revenue - Reported(a)                             $2,137          $1,238
Net Interest Income Impact(b)                                745             711
--------------------------------------------------------------------------------
Total Trading-Related Revenue                             $2,882          $1,949
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(b)                              $  989          $  607
  Foreign Exchange Revenue(b)                                807             936
  Equities and Commodities(b)                                355             156
  Debt Instruments and Other(b)                              731             250
--------------------------------------------------------------------------------
Total Trading-Related Revenue                             $2,882          $1,949
--------------------------------------------------------------------------------

(a) Impact of charge-offs for risk management instruments are included in trading revenue. All prior periods have been restated.
(b) For descriptions of net interest income impact and the classes of financial instruments comprising these categories, see Note Two.

SECURITIES GAINS
--------------------------------------------------------------------------------

Securities investments primarily include liquid securities held in connection with Chase's treasury activities. Chase's domestic and international treasury units manage Chase's asset and liability interest rate risk.

Securities gains realized in 1999 were $101 million, compared with $609 million in the prior year. The decline in 1999 was due to higher market interest rates during the year. Additionally, due to adverse market conditions that existed during 1998, many investors chose safer investments, such as U.S. Treasuries, which increased the value of these securities. The 1998 results include significant gains from the sale of these securities.

PRIVATE EQUITY GAINS
--------------------------------------------------------------------------------

Private equity gains largely result from the business of Chase Capital Partners ("CCP"), one of the world's largest and most diversified private equity investors, with investments in more than 25 countries. The table to the right shows CCP's direct and fund investment portfolio, totaling $8.7 billion at December 31, 1999. In addition, CCP manages $6.3 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to $15 billion.

CCP invests throughout the entire life cycle of the business development process and was an early investor in the New Economy. Approximately 63% of CCP's direct investments are in technology, information services, media, telecommunications and life science companies. As a result, Chase is one of the largest participants in this field.

The level of CCP investments has approximately doubled every two years since 1995, reflecting a compound annual growth rate of 43%. The time period for investments to mature also has shortened significantly. These two factors, and a stock market receptive to technology and telecommunications stocks, have contributed to the strong 1999 results.

CCP INVESTMENT PORTFOLIO

                                                     --------------       ------
December 31, 1999 (in millions)                      Carrying Value         Cost
--------------------------------------------------------------------------------
Public Securities (68 Companies)                             $2,611       $  707
Non-Public Direct Securities (503 Companies)                  4,214        4,332
Non-Public Fund Investments (282 Funds)                       1,844        1,867
--------------------------------------------------------------------------------
Total Investment Portfolio                                   $8,669       $6,906
--------------------------------------------------------------------------------

Private equity gains for 1999 totaled $2.52 billion, an increase of $1.56 billion (or 161%) over the prior year. These results reflect CCP's increased investment pace, early focus on New Economy areas and a strong equity market. Fueling revenues were initial public offerings of portfolio positions such as Triton PCS, Telecorp PCS, StarMedia and iXL Enterprises; appreciation of other positons; and realized gains from sales of both public and private investments.

PRIVATE EQUITY GAINS

                                                         ------           ------
Year Ended December 31,
(in millions)                                              1999             1998
--------------------------------------------------------------------------------
Realized Gains                                           $1,257           $  916
Mark-to-Market Gains                                      1,265               51
--------------------------------------------------------------------------------
Total Private Equity Gains                               $2,522           $  967
--------------------------------------------------------------------------------

The table above breaks out the private equity gains between realized gains from investment sales and those gains recognized through mark-to-market appreciation. For 1999, approximately half of CCP's private equity revenue was from realized gains.

Since its inception in 1984, CCP has made more than 950 direct equity and mezzanine investments. Since 1984, aggregate liquidated investments have generated internal rates of return in excess of 40%. The pie graph below reflects the diversification of CCP's portfolio by industry sector. CCP also has diverse revenue streams with each industry sector generating internal rates of return of at least 20%.

Chase believes that equity-related investments will continue to make substantial contributions to its earnings, although the timing of the recognition of gains is unpredictable and revenues could vary significantly from period to period.

For a further discussion of CCP's business, visit the CCP web site at: www.chasecapital.com.


                           [Graph 6--See Appendix 1]


                           [Graph 7--See Appendix 1]

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

LESS MARKET-SENSITIVE REVENUE

--------------------------------------------------------------------------------

=> Less market-sensitive revenues on an operating basis increased 7% in 1999 over 1998

=> Less market-sensitive revenues comprise approximately 68% of Chase's total revenues

--------------------------------------------------------------------------------

Since 1988, less market-sensitive revenues have increased at a CAGR of 3%; however, Chase has experienced an acceleration of this growth rate, as evidenced by annual growth in less market-sensitive revenues of 6 - 8% per year in each of the last four years.

Less market-sensitive revenue on an operating basis includes the components in the table to the right.

Less market-sensitive revenues derive largely from Chase's extensive domestic consumer banking activities, global services and global private banking franchises and from credit products provided to large corporate and middle market clients. These revenues generally experience less market volatility than those global banking revenues which are characterized as market-sensitive.

                                                            -------    -------   ---------
Year Ended December 31, (in millions)                          1999       1998   % Change
------------------------------------------------------------------------------------------
Net Interest Income (excluding Trading-Related NII)         $ 9,272    $ 9,124          2%
Less Market-Sensitive Fee Revenue:
  Trust, Custody and Investment Management Fees               1,801      1,543
  Credit Card Revenue                                         1,380      1,175
  Fees for Other Financial Services                           2,496      2,093
------------------------------------------------------------------------------------------
Total Less Market-Sensitive Fee Revenue                       5,677      4,811         18
Other Revenue                                                   641        651         (2)
------------------------------------------------------------------------------------------
Total Less Market-Sensitive Revenue                         $15,590    $14,586          7%
------------------------------------------------------------------------------------------

NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income ("NII") is derived from all three of Chase's business franchises. Less market-sensitive operating NII adjusts reported NII for special items, the impact of credit card securitizations and the trading- related NII that is considered part of market-sensitive revenue. The following table reconciles reported NII and less market-sensitive operating NII.

                                                   ---------        ---------         -----------
Year Ended December 31,                                 1999             1998         % Change
-------------------------------------------------------------------------------------------------
Net Interest Income (in millions)
  Reported NII                                     $   8,744        $   8,566                2%
  Add Impact of Credit Card Securitizations            1,335            1,460
  Less Trading-Related NII                              (745)            (711)
  Less Interest on Tax Refunds(a)                        (62)            (191)
-------------------------------------------------------------------------------------------------
  Operating NII (Less Market-Sensitive)            $   9,272        $   9,124                2%
-------------------------------------------------------------------------------------------------
Average Interest-Earning Assets (in billions)
  Reported                                         $   294.2        $   296.8               (1)%
  Add Impact of Credit Card Securitizations             17.7             18.0
  Less Trading-Related Assets                          (52.2)           (61.4)
-------------------------------------------------------------------------------------------------
  Managed (Less Market-Sensitive)                  $   259.7        $   253.4                2%
-------------------------------------------------------------------------------------------------
Net Yield on Interest-Earning Assets(b)
  Reported                                              2.98%            2.89%               9 bp
  Add Impact of Credit Card Securitizations             0.26             0.30               (4)
      Impact of Trading-Related NII                     0.36             0.48              (12)
  Less Impact of Tax Refunds(a)                        (0.02)           (0.06)               4
-------------------------------------------------------------------------------------------------
  Managed (Less Market-Sensitive)                       3.58%            3.61%              (3)bp
-------------------------------------------------------------------------------------------------

(a) In management's view, these tax refunds are special items and are excluded from operating results.
(b)   Disclosed on a taxable equivalent basis
bp-   Denotes basis points; 100 bp equals 1%.

Reported NII was $8.74 billion in 1999, an increase of 2% from 1998, and operating NII also increased 2% to $9.27 billion in 1999. The increase in operating NII was primarily due to higher average managed interest-earning assets, particularly domestic consumer loans. These increases were partially offset by a decline in the average foreign commercial loan portfolio, as Chase continued to reduce its exposure to emerging markets during 1999.

The net yield on a managed basis was 3.58% for 1999, down slightly from 1998. A slight improvement in commercial loan spreads was offset by a decline in interest-free balances (noninterest-bearing funds which support interest-earning assets). As a result of decreases in both the volume and rate earned on interest-free funds, interest-free funds contributed 58 basis points to the net yield in 1999, down from 82 basis points in 1998.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES
--------------------------------------------------------------------------------

Trust, Custody and Investment Management Fees, which are generated by each of the three major franchises, rose 17% to $1.80 billion in 1999. These favorable results were largely attributable to portfolio acquisitions in the institutional trust business in late 1998 and internally generated growth in the personal and mutual funds businesses.

Institutional

Chase's institutional trust business provides custody and other investor services to mutual funds, investment managers, pension funds, insurance companies and financial institutions throughout the world. Also provided are securities processing services, including trustee and agency services for corporations, municipalities and other issuers. Revenues increased 19% primarily due to the Morgan Stanley Dean Witter & Co. ("Morgan Stanley") global custody acquisition and the PNC Bank Corp. ("PNC") corporate trust portfolio acquisition (both in late 1998), coupled with increased business activity.

Personal

Chase's personal trust fees reflect the business done with retail-based customers and high net worth individuals. Revenues for 1999 grew 11%, when compared with 1998, reflecting strong growth in the U.S.

                                                            ------        ------
Year Ended December 31, (in millions)                         1999          1998
--------------------------------------------------------------------------------
Trust, Custody and Investment Management Fees:
  Institutional(a)                                          $1,076        $  905
  Personal(b)                                                  518           466
  Mutual Funds(c)                                              174           136
  Other Trust Fees                                              33            36
--------------------------------------------------------------------------------
Total                                                       $1,801        $1,543
--------------------------------------------------------------------------------

(a) Represents fees for trustee, agency, registrar, securities-lending and broker-clearing, custody and maintenance of securities.
(b) Represents fees for trustee, estate, custody, advisory and investment management services.
(c) Represents investment management, administrative, custody and other fees in connection with Chase's proprietary global mutual funds.

Mutual Funds

Revenues from Chase's global mutual funds for 1999 increased 28% as the market value of fund assets under management continued to increase during 1999.

The following table shows the growth in Chase's assets under custody and under management. The increase in institutional assets under custody was primarily due to the previously-mentioned portfolio acquisitions.

                                                            ------        ------
December 31, (in billions)                                    1999          1998
--------------------------------------------------------------------------------
Assets Under Administration/Custody:
  Institutional                                             $5,415        $4,646
  Personal                                                     110            99
  Mutual Funds                                                  51            42
--------------------------------------------------------------------------------
Total                                                       $5,576        $4,787
--------------------------------------------------------------------------------
Assets Under Management:
  Institutional                                             $  116        $   92
  Personal                                                      56            52
  Mutual Funds                                                  54            46
--------------------------------------------------------------------------------
Total                                                       $  226        $  190
--------------------------------------------------------------------------------

CREDIT CARD REVENUE
--------------------------------------------------------------------------------

Chase is the 4th largest bank card issuer in the U.S. At year-end 1999, worldwide managed credit card outstandings stood at $34 billion, reflecting a 4% increase over the 1998 level.

Credit card revenues include interchange income (which is a transaction-processing fee), late fees, cash advance, annual and overlimit fees as well as servicing fees associated with securitization activities.

Credit card revenue on a reported basis increased 15% for 1999. The higher revenues were due to increased customer usage, higher late fees and lower charge-offs on the securitized portfolio (which increased the servicing fees Chase received from this portfolio).

The following table reconciles Chase's reported credit card revenue and operating credit card revenue, which excludes the impact of credit card securitizations.

Year Ended December 31,                                    ------        -------
(in millions)                                                1999          1998
--------------------------------------------------------------------------------
Reported Credit Card
  Revenue                                                  $1,698        $1,474
Less Impact of Credit Card
  Securitizations                                            (318)         (299)
--------------------------------------------------------------------------------
Operating Credit Card Revenue                              $1,380        $1,175
--------------------------------------------------------------------------------

For a further discussion of the credit card portfolio, see page 41.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

FEES FOR OTHER FINANCIAL SERVICES
--------------------------------------------------------------------------------

                                                            ------        ------
Year Ended December 31, (in millions)                         1999          1998
--------------------------------------------------------------------------------
Fees for Other Financial Services:
  Mortgage Servicing Fees                                   $  405        $  192
  Service Charges on Deposit Accounts                          393           368
  Fees in Lieu of Compensating Balances                        378           344
  Commissions on Letters of Credit and Acceptances             285           301
  Brokerage and Investment Services                            198           142
  Insurance Fees                                               171           145
  Loan Commitment Fees                                         139           136
  Other Fees                                                   527           465
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                     $2,496        $2,093
--------------------------------------------------------------------------------

Fees for other financial services increased to $2.50 billion in 1999. The table above provides the significant components of fees for other financial services.

o Mortgage servicing fees increased by 111% in 1999 due to a larger servicing portfolio and a lower amortization rate on the mortgage servicing rights. The servicing portfolio increased 46% from prior year levels due to lower prepayments, higher origination volume and the acquisition of the mortgage business from Mellon Bank Corporation ("Mellon") in the third quarter of 1999. During 1999, mortgage interest rates increased, which resulted in lower prepayments of mortgage loans and, as a result, lowered the amortization rate of the mortgage servicing rights.

o Service charges on deposits increased 7% during 1999, reflecting growth in customer deposits and higher fees charged on deposit-related products.

o Fees in lieu of compensating balances increased 10% as a result of greater utilization of products by customers and a decrease in the deposit levels of customers paying with compensating balances.

o Brokerage and investment services rose $56 million for the year due to a significant increase in customer activity at Brown & Company, Chase's discount brokerage firm within National Consumer Services. In the past year, Brown & Company has tripled its average trades per day to approximately 35,000, two-thirds of which are now online.

o Insurance fees include fees from credit-related products (such as insuring the payment of credit card and auto loans in the event of loss of life, disability and other catastrophic events), as well as from non-credit-related products (such as life, health and property insurance, and annuities). In 1999, insurance fees rose 18% primarily due to higher annuity sales and new business relating to insuring the payment of credit card debts.

o Other fees rose 13% during 1999 due to higher interchange income related to debit card transactions, cash management fees pertaining to EZ Pass and higher business volume across a number of products.

OTHER REVENUE
--------------------------------------------------------------------------------

Year Ended December 31,                                     ------        ------
(in millions)                                                 1999          1998
--------------------------------------------------------------------------------
Other Revenue:
  Residential Mortgage
    Origination/Sales Activities                            $  323        $  356
  All Other Revenue                                            318           295
--------------------------------------------------------------------------------
Operating Other Revenue                                        641           651
--------------------------------------------------------------------------------
Gains on Sales of
  Nonstrategic Assets(a)                                       166            --
Credit Card Securitizations                                     24            13
--------------------------------------------------------------------------------
Reported Other Revenue                                      $  831        $  664
--------------------------------------------------------------------------------

(a) In management's view, these gains are special items and are excluded from operating results.

Reported other revenue includes gains from the sale of nonstrategic assets and the impact of credit card securitizations. The 1999 reported results included two special gains: $95 million from the sale of One New York Plaza and $71 million from the sale of branches in Beaumont, Texas.

Operating other revenue decreased 2% during 1999 and reflects:

o Lower revenue from residential mortgage activities (which includes origination and sales of loans and selective dispositions of mortgage servicing rights) as a result of higher interest rates and more competitive pricing during 1999, resulting in lower margins on loan sales;

o An increase in operating all other revenue, which includes gains in 1999 from sales of student loans, a gain on the sale of upstate New York branches and improved results from the Octagon Credit Investment Fund (which was established in early 1998, and substantially sold to investors in late 1999), partially offset by the effect of a gain in 1998 from the sale of a foreign operation.

NONINTEREST EXPENSE

--------------------------------------------------------------------------------

=>    Chase manages operating noninterest expense to support revenue growth

=>    Cash operating efficiency ratio of 51% for 1999

--------------------------------------------------------------------------------

                                                           ------        ------
Year Ended December 31, (in millions, except ratios)         1999          1998
--------------------------------------------------------------------------------
Operating:
  Salaries                                                 $5,678        $4,988
  Employee Benefits                                           964           854
  Occupancy Expense                                           866           798
  Equipment Expense                                         1,015           890
  Other Expense                                             3,550         3,287
--------------------------------------------------------------------------------
Operating Noninterest Expense                              12,073        10,817
--------------------------------------------------------------------------------
Special Contribution to the Foundation(a)                     100            --
Restructuring Costs                                            48           529
Accelerated Vesting of Stock-Based Incentive Awards
  (included in Salaries)(d)                                    --            37
--------------------------------------------------------------------------------
Reported Noninterest Expense                              $12,221       $11,383
--------------------------------------------------------------------------------
Operating Efficiency Ratio(b)                                52.3%         54.9%
Cash Operating Efficiency Ratio(b)(c)                        51.0%         53.6%
--------------------------------------------------------------------------------

(a) Represents a $100 million special contribution to The Chase Manhattan Foundation included in Other Expense. In management's view, this contribution is a special item and is excluded from operating results.
(b) Excludes restructuring costs, costs associated with a real estate investment trust ("REIT") subsidiary, nonrecurring revenue and expense items (special items), and the impact of credit card securitizations.
(c) Excludes the impact of amortization of goodwill and certain other intangibles.
(d) In management's view, this cost is a special item and is excluded from operating results.


                           [Graph 8--See Appendix 1]


Total reported noninterest expenses were $12.22 billion in 1999, an increase from $11.38 billion last year. Excluding the impact of restructuring costs and special items, operating noninterest expenses were $12.07 billion in 1999, an increase of 12% from the prior year. The growth in expenses included processing costs and goodwill expense associated with portfolio acquisitions, investment spending on new product offerings, technology spending on Year 2000 and Chase.com, and higher incentive costs.

SALARIES AND EMPLOYEE BENEFITS
--------------------------------------------------------------------------------

The increase in salaries and employee benefits on an operating basis for 1999 was due to higher incentive costs, primarily driven by the growth in market-sensitive revenues. Also contributing to the increase was the net addition of 2,118 full-time equivalent employees. The increased head count reflects the H&Q acquisition, an acquisition in the mortgage business and the impact of internal growth in selected businesses. These increases were partially offset by staff reductions related to initiatives to streamline support functions and realign certain business activities.

The 1998 reported results include $37 million of costs incurred for the accelerated vesting of stock-based incentive awards.

The following table presents Chase's full-time equivalent employees for the dates indicated.

                                                            ------        ------
December 31,                                                  1999          1998
--------------------------------------------------------------------------------
Domestic                                                    63,259        61,472
Foreign                                                     11,542        11,211
--------------------------------------------------------------------------------
Total Full-Time
 Equivalent Employees                                       74,801        72,683
--------------------------------------------------------------------------------

OCCUPANCY AND EQUIPMENT EXPENSE
--------------------------------------------------------------------------------

Occupancy expense increased by $68 million during 1999, compared with 1998. The increase was primarily due to higher occupancy costs resulting from business expansions and acquisitions occurring in late 1998 and 1999.

The higher equipment expense for 1999 reflects depreciation expense from the capitalization of costs related to more advanced hardware systems across all businesses. The increase also was related to higher rental costs for Year 2000 compliant computer equipment. For a discussion of Year 2000 implementation, see the Operating Risk Management Section on page 54.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

OTHER EXPENSE
--------------------------------------------------------------------------------

Reported other expense for 1999 included a $100 million special contribution to The Chase Manhattan Foundation. Operating other expense increased by $263 million in 1999 from 1998 due to the following:

o Professional services costs increased $51 million, reflecting higher consultant utilization to work on Year 2000 and Chase.com efforts and a higher level of legal expenses connected with the greater volume of investment banking deals and private equity investments.

o Marketing expense increased due to aggressive direct mailing programs for Chase's credit cards and to a more visible promotion of the Chase brand.

o Telecommunications costs rose reflecting increased installation and usage stemming from growth in business volume at all of Chase's major franchises.

o Selected portfolio acquisitions during late 1998 and 1999 contributed to the increase in the amortization of intangibles.

o All other expenses increased as a result of greater outside processing volume at Chase Cardmember Services, due in part to higher customer usage, and a global custody acquisition in late 1998.

                                                            ------        ------
Year Ended December 31, (in millions)                         1999          1998
--------------------------------------------------------------------------------
Other Expense:
  Professional Services                                     $  719        $  668
  Marketing Expense                                            459           419
  Telecommunications                                           383           349
  Amortization of Intangibles                                  297           261
  Travel and Entertainment                                     226           243
  Minority Interest(a)                                          49            50
  Foreclosed Property Expense                                   15             5
  All Other                                                  1,402         1,292
--------------------------------------------------------------------------------
Operating Other Expense                                      3,550         3,287
Foundation Contribution(b)                                     100            --
--------------------------------------------------------------------------------
Total Reported Other Expense                                $3,650        $3,287
--------------------------------------------------------------------------------
(a) Includes REIT minority interest expense of $44 million in both 1999 and 1998.
(b)   Represents special contribution to The Chase Manhattan Foundation.

RESTRUCTURING COSTS
--------------------------------------------------------------------------------

Chase's expense management includes long-term strategic restructuring initiatives, such as the relocation of operations for Global Services businesses and consumer call centers, and other business initiatives, such as the consolidation of operations.

In connection with these new initiatives, in the fourth quarter of 1999, Chase incurred a charge of $100 million associated with planned consolidation actions in certain businesses and a charge of $75 million in connection with planned staff reductions and disposition of premises and equipment resulting from the announced relocation of several businesses to Florida, Texas, and Massachusetts. The $175 mil lion restructuring charge in the fourth quarter of 1999 includes severance costs associated with the relocation of 2,300 positions and the projected elimination of 800 positions ($125 million). The remaining restructuring costs encompass the planned disposition of certain premises and equipment ($50 million).

Chase anticipates realizing approximately $80 million annually in savings from its business consolidation initiatives, commencing in 2001. In addition, Chase anticipates that the total cost of its relocation initiatives will amount to approximately $360 million (including the aforementioned $75 million charge taken in 1999, an additional $200 million of expenses expected to be incurred in 2000, and expenses of approximately $85 million expected to be incurred in
2001). Annual savings from the relocation initiatives are expected to be approximately $50 million in 2001, eventually increasing to approximately $90 million in 2003.

During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. In December 1999, $127 million of costs were reversed primarily related to occupancy not fully utilized under the $510 million charge taken in 1998.

CREDIT COSTS

Credit costs include credit losses related to Chase's securitized credit card loans. The following table shows the components of credit costs.

                                                            ------        ------
Year Ended December 31, (in millions)                         1999          1998
--------------------------------------------------------------------------------
Provision for Loan Losses                                   $1,621        $1,343
Credit Costs Associated with Credit Card Securitizations       993         1,148
--------------------------------------------------------------------------------
Operating Credit Costs                                      $2,614        $2,491
--------------------------------------------------------------------------------

Credit costs in 1999 increased from 1998 levels primarily due to the impact of higher charge-offs and lower recoveries in the commercial loan portfolio. For a discussion of Chase's net charge-offs, see page 39.

INCOME TAXES

Chase recognized income tax expense of $2.93 billion in 1999, compared with $2.15 billion in 1998. Chase's effective tax rate was 35.0% for 1999, compared with 36.2% for 1998. The improvement in the effective tax rate was the result of the positive impact of tax planning initiatives.

LINES OF BUSINESS RESULTS

--------------------------------------------------------------------------------

    CHASE IS ORGANIZED INTO THREE MAJOR BUSINESSES:

=>  Global Bank

=>  National Consumer Services

=>  Global Services

--------------------------------------------------------------------------------


                            [Graph 9--See Appendix 1]


Chase is organized into three major businesses: Global Bank, National Consumer Services ("NCS") and Global Services. These businesses are segmented based on the products and services provided or the type of customer serviced and reflect the manner in which financial information is evaluated by management. Presenting lines of business information allows for a more informed judgment about Chase as a whole.

Chase allocates equity to its businesses primarily utilizing an economic risk-adjusted capital methodology. This methodology quantifies credit, market and operating risks within each business unit and assigns capital accordingly. The underlying approach to credit, market and operating risk measurement is further described on page 36.

Capital also is assessed against Chase business units for certain non-risk adjusted factors. A "leverage capital tax" is assessed against managed assets and some off-balance sheet instruments. This capital assessment recognizes that Chase must maintain certain minimum regulatory ratios. Businesses also are assessed capital equal to one hundred percent of any goodwill and certain other intangibles generated through acquisitions to create accountability for the use of capital in acquisitions.

These two non-risk adjusted assessments complement the economic risk-adjusted capital allocation and provide the businesses with the financial framework to evaluate the trade-off in the use of capital by the business versus its return to shareholders. Taken all together, these capital elements provide Chase with the attributed capital used to measure SVA for each line of business.

Lines of business results are subject to restatement as appropriate whenever there are refinements to Chase's risk measurement methodology or in management reporting policies or changes to the management organization. For example, organizational changes in 1999 affected the Middle Markets business, which previously reported into the Global Bank and which now reports into National Consumer Services; and the Global Asset Management and Mutual Funds business, which previously was included in Corporate and which now reports into the Global Bank. Prior periods have been restated to reflect these changes.

FINANCIAL RESULTS
--------------------------------------------------------------------------------

The table below provides summary financial information on an operating basis for the three major franchises. The discussion that follows the table focuses on business unit performance within these franchises. See Note Twenty-Three for further disclosure of Chase's business segments.

LINES OF BUSINESS RESULTS

                                        Global Bank               National Consumer Services
Year Ended December 31,        ----------------------------      ----------------------------
(in millions, except ratios)      1999  Over/(Under)   1998          1999  Over/(Under)  1998
---------------------------------------------------------------------------------------------
Operating Revenue              $10,379      $2,424       30%       $9,847      $ 698       8%
Cash Operating Earnings          3,564       1,177       49         1,677        232      16
Average Common Equity           12,616         640        5         7,823        180       2
Average Managed Assets         235,197     (16,166)      (6)      129,314     10,268       9
Shareholder Value Added          1,885       1,109      143           636        218      52
Cash Return on Common Equity      27.9%         --      850bp        21.1%        --     260bp
Cash Efficiency Ratio               43          --     (600)           50         --      --
---------------------------------------------------------------------------------------------

                                      Global Services                       Total(a)
Year Ended December 31,        ----------------------------       ----------------------------
(in millions, except ratios)       1999  Over/(Under)  1998           1999  Over/(Under)  1998
----------------------------------------------------------------------------------------------
Operating Revenue               $ 3,120     $ 294        10%      $ 22,982    $  3,369     17%
Cash Operating Earnings             525        39         8          5,691       1,414     33
Average Common Equity             2,855       672        31         21,977         649      3
Average Managed Assets           16,540     2,204        15        387,858      (3,364)    (1)
Shareholder Value Added             145       (48)      (25)         2,763       1,357     97
Cash Return on Common Equity       18.1%       --      (370)bp        25.6%         --    600bp
Cash Efficiency Ratio                74        --       200             51          --   (300)
----------------------------------------------------------------------------------------------

(a) Total column includes Support Units and Corporate results, see discussion on page 35.
bp-   Denotes basis points; 100 bp equals 1%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

GLOBAL BANK

--------------------------------------------------------------------------------

=>   Global Markets

=>   Chase Capital Partners

=>   Global Investment Banking

=>   Corporate Lending and
     Portfolio Management

=>   Global Private Bank

--------------------------------------------------------------------------------


                          [Graph 10 - See Appendix 1]


Global Bank combines the strengths of a leading commercial bank and a leading investment bank to meet the needs of corporations, institutional investors, financial institutions, governments, entrepreneurs and private clients around the world.

BUSINESS PROFILE
--------------------------------------------------------------------------------

The Global Bank integrates a broad range of leading product capabilities, industry knowledge and geographic reach to produce superior customer solutions. Through its presence in approximately 50 countries, the Global Bank serves an extensive array of clients, from large corporations with longstanding global relationships to a growing franchise of clients in the fastest growing sectors of the New Economy. The Hambrecht & Quist acquisition, completed on December 9, 1999, strengthened the Global Bank franchise, which now provides equity underwriting, advisory services and research capabilities for the New Economy sector, further serving Chase's clients' needs.

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

Global Bank's 1999 results reflect Chase's stronger competitive position. Cash operating earnings in 1999 rose $1.2 billion, or 49%, due to strong private equity gains, trading-related revenue and investment banking fees, partially offset by higher incentives as a result of strong growth in revenues and also lower securities gains. The cash efficiency ratio was 43%, with a 1999 cash return on equity of 28%.

For a further discussion of Global Bank's integrated products, see the Revenue discussion beginning on page 21.

                          [Graph 11 - See Appendix 1]

--------------------------------------------------------------------------------

    1999 HIGHLIGHTS

=>  Cash operating earnings increased by $1.2 billion

=>  Cash Return on Common Equity was 28%

=>  Cash Efficiency ratio improved to 43%

=>  Acquisition of H&Q

--------------------------------------------------------------------------------

                                              1999                               Over/(Under) 1998
                              ------------------------------------    --------------------------------------
                                               Cash         Cash                        Cash         Cash
Year Ended December 31,       Operating   Operating   Efficiency       Operating   Operating   Efficiency
(in millions, except ratios)   Revenues    Earnings        Ratio        Revenues    Earnings        Ratio
------------------------------------------------------------------------------------------------------------
Global Markets                   $4,090      $1,369           48%             20%         35%        (400)bp
Chase Capital Partners            2,330       1,383            7             178         210         (800)
Global Investment Banking         1,576         335           66              25          15          400
Corporate Lending and Portfolio
 Management                       1,546         548           29              (2)         (2)         100
Global Private Bank                 887         169           67               4          (6)         300
Other Global Bank (a)               (50)       (240)          NM              NM          NM           NM
------------------------------------------------------------------------------------------------------------
Total                           $10,379      $3,564           43%             30%         49%        (600)bp
------------------------------------------------------------------------------------------------------------

(a) Other Global Bank includes Chase's Global Asset Management and Mutual Funds business and discontinued operations. Total assets under management amounted to $226 billion at December 31, 1999.
bp-   Denotes basis points; 100 bp equals 1%.
NM-   Not meaningful

Global Markets

Global Markets is a $4 billion sales and trading organization that serves institutional investors and corporations from a network of 30 trading rooms around the world. Activities include sales, trading, origination, underwriting and research covering the global foreign exchange, derivatives and fixed income capital markets. Through its treasury operations, Global Markets also manages Chase's interest rate exposures and fixed income portfolios.

Global Markets 1999 cash operating earnings were $1.4 billion, an increase of 35% from 1998. Cash return on common equity was 43% in 1999. The cash efficiency ratio was 48% in 1999. Operating revenues increased 20% to $4.1 billion in 1999, as a result of a strong performance across a wide variety of trading products.

The treasury businesses are managed through a "total return" discipline, which measures economic value-added by capturing both realized income (securities gains and net interest income) and unrealized gains or losses on assets and liabilities.

Net interest income and securities gains/losses on Chase's treasury activities complement and offer strategic balance to Chase's principal mark-to-market trading activities.

The total return (pre-tax before expenses) from interest rate risk management activities of the treasury units amounted to $278 million for 1999, compared with $523 million for 1998. The decline in total return was related to the higher global interest rate environment during 1999.

Chase Capital Partners

Chase Capital Partners is one of the world's largest and most diversified private equity investors with approximately $8.7 billion in investments (including $1.8 billion in fund investments), representing investments in more than 25 countries. CCP invests throughout the entire life cycle of the business development process. CCP has seven offices with over 100 investment professionals and maintains over 30 strategic relationships which are integrated into the CCP deal flow network. CCP currently manages a $15 billion portfolio which includes over 570 direct equity investments, leveraged loan / high-yield funds and investments in other equity and asset funds.

Gains of $2.52 billion recognized during 1999 reflected continued strength in the equity markets for technology and internet initial public offerings ("IPOs") and the positive impact of maturing investments within the portfolio. Cash operating earnings increased to $1.4 billion in 1999, as a result of the strength in the equity markets.

Global Investment Banking

Global Investment Banking ("GIB") advises and provides integrated financial solutions to corporations, financial institutions, governments, financial sponsors and entrepreneurs worldwide. Product offerings include syndicated financing, mergers and acquisitions advisory, high-yield securities underwriting, real estate advisory, restructuring advisory services, project finance, and private placements. As a result of the acquisition of H&Q, Chase, through its Chase H&Q division, now provides equity underwriting, advisory services and research to the fastest growing sectors of the New Economy.

Revenues and cash operating earnings for GIB rose 25% and 15%, respectively, in 1999, when compared with 1998, reflecting continued growth in market share in mergers and acquisitions advisory, high-yield bond underwriting, and loan syndications. Expenses increased due to investment spending during 1999, as a result of a competitive recruiting environment for specialized skills in this growth business.

Corporate Lending and Portfolio Management

Corporate Lending and Portfolio Management (formerly Corporate Lending) provides credit and lending services to clients globally utilizing a strategy that emphasizes loan origination for distribution. An active portfolio management effort is an integral part of corporate lending activities and is focused on managing concentrations by product, borrower, risk grade, industry and geography.

During 1999, both revenues and cash operating earnings decreased 2%, while SVA improved over 1998. The use of SVA in pricing and portfolio analysis has resulted in higher spreads on retained assets and the disposition of less-SVA-attractive loans. During 1999, the loan portfolio's average balance decreased by over $3 billion and internal risk capital usage decreased by over $500 million, which contributed to SVA growth with improvements across all geographies.

Global Private Bank

The Global Private Bank serves a client base of high net worth individuals and families. As one of the leading private banks globally, with more than $150 billion in client assets, Chase focuses on bringing its clients integrated wealth management solutions that leverage all of Chase's capabilities.

Cash operating earnings decreased 6% during 1999 from 1998, reflecting an increase in expenses due primarily to on-going investments in technology and a restructuring of international activities. Revenues for 1999 grew 4% when compared with 1998, with a double-digit increase in the U.S., reflecting strong investment-oriented fee growth, partially offset by lower fees in non-core international activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

NATIONAL CONSUMER SERVICES

--------------------------------------------------------------------------------

=>   Chase Cardmember Services

=>   Regional Consumer Banking

=>   Chase Home Finance

=>   Diversified Consumer Services

=>   Middle Markets

--------------------------------------------------------------------------------

National Consumer Services serves 32 million customers nationwide offering a wide variety of financial products and services through a diverse array of distribution channels.


                           [Graph 12--See Appendix 1]



                           [Graph 13--See Appendix 1]


BUSINESS PROFILE
--------------------------------------------------------------------------------

NCS is focused on delivering financial solutions to consumers, as well as middle market and small businesses, across the U.S. Financial solutions are delivered to consumers through distribution channels that include:

  o Branch and ATM networks
  o Internet banking
  o Telephone
  o Direct mail

NCS combines a nationwide consumer presence with a leading small business and Middle Market franchise in the New York tri-state region and in key Texas markets. NCS's strategy is driven by information technology, which provides insights into customer behavior, requirements and preferences, enabling development of financial solutions that meet customer needs.

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

Cash operating earnings and SVA increased by 16% and 52%, respectively, over 1998. The increase in cash operating earnings was attributable to the growth in servicing of residential mortgages and auto loans, higher deposit levels and higher fees, including an increased level of customer activity through Brown & Company, Chase's discount brokerage firm. Also contributing to the growth in cash operating earnings was the significant improvement in credit quality, particularly in Chase's Cardmember Services business, partially offset by significant investments in internet and technology activities. The increased SVA reflects the improvement in earnings and a disciplined use of capital.

Results for National Consumer Services in 2000 are expected to reflect the anticipated benefits of expense management, continuation of good credit quality and moderate revenue growth. However, increases in interest rates during the year would reduce NCS's anticipated growth in cash operating earnings.

--------------------------------------------------------------------------------

    1999 HIGHLIGHTS

=>  Cash operating earnings increased by 16%

=>  Growth in SVA of 52%

=>  Cash efficiency ratio was 50%

--------------------------------------------------------------------------------

                                             1999                           Over/(Under) 1998
                              ---------------------------------   -----------------------------------
                                              Cash        Cash                    Cash        Cash
Year Ended December 31,       Operating  Operating  Efficiency    Operating  Operating  Efficiency
(in millions, except ratios)   Revenues   Earnings       Ratio     Revenues   Earnings       Ratio
-----------------------------------------------------------------------------------------------------
Chase Cardmember Services        $4,004       $523          35%           2%        16%         -- bp
Regional Consumer Banking         2,410        420          69            9         17        (200)
Chase Home Finance                1,212        284          58           18         13         200
Diversified Consumer Services     1,125        187          53           20         33          --
Middle Markets                      980        233          55            2          4          --
Other NCS                           116         30          NM           NM         NM          NM
-----------------------------------------------------------------------------------------------------
Total                            $9,847     $1,677          50%           8%        16%         -- bp
-----------------------------------------------------------------------------------------------------

bp-   Denotes basis points; 100 bp equals 1%.
NM-   Not meaningful

Chase Cardmember Services

Chase Cardmember Services ("CCS") is the 4th largest bank card issuer in the U.S. CCS also includes Chase's international consumer business, including the 3rd largest credit card issuer in Hong Kong, and other international consumer banking activities, primarily in Hong Kong. CCS is the largest issuer of co-branded gasoline purchase cards (with Shell Oil) and has co-brand relationships with significant partners such as Wal-Mart, Toys "R" Us, Bell Atlantic, Continental Airlines and ShopNow.com, an internet shopping mall. CCS also is the largest merchant processor in the U.S. through a joint venture with First Data Corporation.

CCS earned $523 million in cash operating earnings in 1999, a 16% increase over 1998. This improvement was driven by higher credit card usage, the impact of competitive pricing initiatives in late 1998 and a significant improvement in credit quality due to lower consumer bankruptcies and enhanced collections performance. Partially offsetting these favorable factors were higher marketing, technology and investment spending. At year-end 1999, worldwide managed credit card outstandings stood at $34 billion, reflecting a 4% increase over the 1998 level.

Regional Consumer Banking

Regional Consumer Banking ("RCB") has a leading share of primary bank relationships among consumers and small businesses in the New York metropolitan tri-state area and is a leading retail institution in key Texas markets. RCB offers customers convenient access to financial services through the largest branch and proprietary ATM networks in the New York metropolitan region, as well as internet and telephone banking. RCB is also a leader in the development of electronic bill presentment and payment.

RCB generated $420 million in cash operating earnings in 1999, a 17% improvement over 1998 performance. Revenue increased by 9% reflecting strong deposit growth, higher small business lending volume and increased banking fees. Expenses grew only by 4%, despite significant increases in technology and internet spending. RCB continued to rationalize its physical distribution network in 1999 by selling nonstrategic branches in upstate New York and Texas.

Chase Home Finance

Chase Home Finance ("CHF") serves more than 3.2 million customers nationwide as the largest originator and servicer of residential mortgage loans and is a leading provider of home equity and manufactured housing financing. On September 30, 1999, Chase acquired Mellon's mortgage business, which consisted primarily of a mortgage servicing portfolio. As part of its efforts to broaden distribution channels, CHF has established strategic alliances with home builders and realtors.

In 1999, CHF had cash operating earnings of $284 million, which was 13% better than its 1998 results. For most of 1999, the housing market was strong and CHF originated $93.4 billion in mortgage, home equity and manufactured housing loans. This represented a 9% growth over the record levels experienced in 1998. CHF's servicing portfolio also increased significantly (46%), aided by the acquisition of the Mellon mortgage business. Expenses increased as a result of the higher business volumes and technology spending. Management anticipates a decline in origination volume in 2000, when compared with 1999 levels, as a result of a rising interest rate environment.

Diversified Consumer Services

Diversified Consumer Services ("DCS") is one of the largest bank originators of auto loans and leases in the U.S. and a leading provider of student loans through its joint venture with Sallie Mae. DCS also offers brokerage services (principally through Brown & Company) and investment products, including financial planning and investment and retirement services, and insurance.

DCS's cash operating earnings reached $187 million in 1999, an increase of 33% over 1998. Revenues increased 20%, primarily as a result of net interest income and fee increases due to higher auto outstandings. Additionally, higher volumes in the investment and insurance businesses contributed to the increase. In late 1998, DCS shifted to an originate-and-sell strategy for student loans and, as a result, 1999 included $49 million of gains on portfolio loan sales, compared with $25 million in 1998.

Middle Markets

Middle Markets is the leading provider in the New York tri-state area and in key Texas markets of financial services to middle market companies (companies with annual sales ranging from $3 million to $500 million).

Middle Markets generated cash operating earnings of $233 million, a 4% increase over 1998 performance. These results were favorably affected by higher loan volume, improved credit quality and disciplined expense management.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

GLOBAL SERVICES

--------------------------------------------------------------------------------

=>  Global Investor Services

=>  Chase Treasury Solutions

=>  Capital Markets Fiduciary Services

--------------------------------------------------------------------------------

Global Services is a recognized leader in information and transaction processing services, moving trillions of dollars daily in securities and cash for its wholesale customers.

                          [Graph 14 - See Appendix 1]
BUSINESS PROFILE
--------------------------------------------------------------------------------

o Global Investor Services ("GIS") provides custody and other investor services to mutual funds, investment managers, pension funds, insurance companies and banks throughout the world. As one of the world's largest custodians, Chase holds in trust and custody $5.6 trillion in assets. Core products include custody, account administration, trade execution, off-shore fund servicing, investment and risk management, and securities lending.

o Chase Treasury Solutions ("CTS") is a leader in providing treasury, cash management, multicurrency payment, trade finance, cross-border liquidity information and web-enabled solutions to corporations, financial institutions, middle market companies, governments and agencies around the world. CTS is the market leader in FedWire, ACH and CHIPS volume.

o Capital Markets Fiduciary Services ("CMFS") provides securities processing services, including trustee and agency services for corporations, municipalities and other issuers, as well as support services for a range of capital markets instruments. Product offerings include collateral agency, compliance testing and analytics for collateralized loan and bond obligations. CMFS provides trust services for over $3 trillion in debt principal.

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

For 1999, Global Services' cash operating earnings increased by $39 million, when compared with 1998, and revenue was up 10% for the year. Of Global Services' three major business lines, two had strong revenue growth in 1999. Revenues increased 20% at GIS, primarily resulting from the acquisition of a global custody business from Morgan Stanley in late 1998. Revenues increased 16% at CMFS due to the PNC corporate trust portfolio acquisition in late 1998, coupled with increased business activity. Revenues at CTS, Chase's cash management business, were consistent with last year's level primarily due to a decline in the level of excess balances maintained by customers and by a moderation in the growth of processing services.

Expenses increased due to investment spending and costs related to Year 2000 initiatives coupled with costs incurred to address recordkeeping functions related to bond administration (see the Operating Risk Management section on page 54).

Chase expects to effect certain efficiency improvements in its Global Services business during 2000.

                          [Graph 15 - See Appendix 1]

--------------------------------------------------------------------------------

    1999 HIGHLIGHTS

=>  Cash operating earnings increased by 8%

=>  Cash return on common equity was 18%

=>  Operating revenue increased by 10%

--------------------------------------------------------------------------------

                                            1999                            Over/(Under) 1998
                              ---------------------------------    ------------------------------------
                                              Cash        Cash                      Cash        Cash
Year Ended December 31,       Operating  Operating  Efficiency      Operating  Operating  Efficiency
(in millions, except ratios)   Revenues   Earnings       Ratio       Revenues   Earnings       Ratio
-------------------------------------------------------------------------------------------------------
Global Services                  $3,120       $525          74%            10%         8%        200 bp
-------------------------------------------------------------------------------------------------------

bp-   Denotes basis points; 100 bp equals 1%.

SUPPORT UNITS AND CORPORATE

Chase.com

The Chase.com organization was created in June 1999 and is intended to be Chase's incubator for developing new internet businesses and for entering into internet-related alliances and joint ventures in order to create significant value for the future. Chase also is web-enabling each of its existing businesses to enhance distribution and gain new efficiencies. Also, a growing part of Chase's internet business practice is supporting the evolution and growth in the New Economy.

During the 1999 third quarter, Chase invested in and created a credit card alliance with ShopNow.com, an internet company which provides customers with a convenient way to make purchases through the internet. Other examples of Chase.com initiatives include a joint venture Chase formed with Wells Fargo & Company and First Union Corporation called Spectrum, which will permit the payment of bills electronically. Chase.com is also involved with Chase's venture in Intelisys, an e-commerce business-to-business procurement company.

Chase Business Services

Chase Business Services ("CBS") was established in 1998 to manage Chase's support services such as real estate management, human resource operations, procurement and financial services. CBS's mission is to provide these services to Chase businesses in a manner which is competitive with comparable providers in terms of price and service quality. CBS is leveraging technology and gaining cost-efficiencies to provide services that are better, faster, easier and cheaper. Since its inception, CBS has contributed significant savings, which are being invested into selective growth opportunities within Chase. Savings are achieved through improved business practices such as consolidation of services, improved vendor management, use of technology, reduction in demand for services and outsourcing.

Technology Solutions

Technology Solutions is a multifaceted technology company within Chase. Technology Solutions processes more than $4 trillion in transactions daily and manages over 300 business application systems. Technology Solutions provides support for line of business driven e-commerce infrastructure needs, including Chase.com and ChaseWeb, and positions Chase as an industry leader in business-driven technology deployment. Specific products and services include data processing and network services, system development and maintenance, website and groupware development as well as website hosting to Chase businesses worldwide.

Corporate

Corporate includes the effects remaining at the corporate level after the implementation of management accounting policies.

For 1999, Corporate and the other support units had a cash operating loss of $75 million, compared with a cash operat ing loss of $41 million in 1998. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization.

Chase utilizes an internal expense allocation process that aligns the cost of each of its operational and staff support services, such as those listed above, with the respective revenue generating businesses. This allows Chase to evaluate the performance of each of its businesses on a fully allocated basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

RISK MANAGEMENT

--------------------------------------------------------------------------------

=>   Credit Risk Management

=>   Market Risk Management

=>   Capital and Liquidity Risk Management

=>   Operating Risk Management

--------------------------------------------------------------------------------

Chase is in the business of managing risk to create shareholder value. The major risks to which Chase is exposed are credit, market and operating risk.

Chase's risk management is guided by several principles, including:

o     Formal definition of risk management governance;

o     Risk oversight independent of business units;

o     Continual evaluation of risk appetite, communicated through risk limits;

o     Diversification;

o Disciplined risk assessment and measurement, including Value-at-Risk analysis and portfolio stress testing; and

o Performance measurement (SVA) that allocates risk-adjusted capital to business units.

Risk management and oversight begins with the Risk Policy Committee of the Board of Directors, which approves the governance of these activities, delegating the formulation of policy and day-to-day risk oversight and management to Chase's Executive Committee and to the three corporate risk committees:

o     Credit Risk Committee

o     Market Risk Committee

o     Capital Committee

The Executive Committee provides guidance regarding strategies and risk appetite and is responsible for an integrated view of Chase's risk exposures, including the interdependencies among its various risk categories. The corporate risk committees have decision-making authority for their respective areas of responsibility, with major policy decisions and risk exposures subject to review by the Executive Committee.

Chase's adoption of SVA, which incorporates a risk-adjusted capital methodology as its primary performance measure has strengthened its risk management discipline by highlighting to the business units the cost of capital that will be charged to them based on the particular credit, market and operational risks of their activities. The result of this discipline has been controlled growth in, and a lower risk profile for, the assets on Chase's balance sheet.

                            -------------------------
                              Risk Policy Committee
                              of Board of Directors
                            -------------------------
                           o Oversees Risk Management
                            -------------------------

                            -------------------------
                               Executive Committee
                            -------------------------
                              o Strategic Guidance
                              o Integrated View
                            -------------------------

------------------------    -------------------------    -----------------------
 Credit Risk Committee        Market Risk Committee         Capital Committee
------------------------    -------------------------    -----------------------
o Establishes policies      o Establishes policies       o Establishes capital
  for credit risk             for market risk              and liquidity
  management, including       management, including        policies.
  limits for country,         market risk limits
  product, industry and       for all trading,           o Responsible for
  single obligor              investment securities        methodology used to
  exposures.                  and balance sheet            measure and allocate
                              activities.                  operating risk.
o Responsible for the
  methodology, models       o Responsible for the        o Approves policies and
  and assumptions used        methodology, models          methodologies for
  to measure credit           and assumptions used         funds transfer
  risk.                       to measure market and        pricing, internal
                              interest rate risk.          capital allocation
o Oversees Chase's                                         and SVA.
  credit portfolio          o Monitors and reviews
  optimization                current positions for      o Monitors and reviews
  strategies, risk            compliance with              capital policy
  profile trends,             established limits.          execution and
  critical problem                                         strategies.
  portfolio and
  allowances for credit
  losses.
------------------------    -------------------------    -----------------------

CREDIT RISK MANAGEMENT

--------------------------------------------------------------------------------

=> Disciplined processes are in place that are intended to ensure that credit risks are accurately assessed and properly approved and monitored

=> An independent credit risk management function exists within each major business unit

--------------------------------------------------------------------------------

Credit risk is the risk of loss due to borrower or counterparty default. Credit risk is managed at both the transaction and portfolio levels. Risk management processes are disciplined and designed both to preserve the independence and integrity of risk assessment and to integrate effectively with business management.

CREDIT RISK MANAGEMENT PROCESS
--------------------------------------------------------------------------------

Risk Measurement

Chase's credit risk management discipline begins with an assessment of the risk of loss resulting from the default by an obligor or counterparty. All credit exposures are assessed, whether on- or off- balance sheet. These exposures include loans, receivables under derivative and foreign exchange contracts, and lending-related commitments (e.g., letters of credit and undrawn commitments to extend credit).

Using statistical techniques, estimates are made, for each segment of the portfolio, of expected losses (on average, over a cycle) and unexpected losses. The latter represents the potential volatility of actual losses relative to the expected level of loss. These estimates drive the credit cost allocations to business units, which are incorporated into the business unit SVA measurement. Consequently, a unit's credit risk profile is an important factor in assessing its performance.

Credit losses are not the most significant indicator of risk. If losses were entirely predictable, the expected loss rate could be factored into product prices and covered as a normal and recurring cost of doing business. It is the volatility or uncertainty of loss rates around expected levels that creates risk and is the primary concern of credit risk management.

The risks of the consumer and commercial portfolios are markedly different. Broadly speaking, losses on consumer exposures are more predictable, less volatile and less cyclical than losses on commercial exposures. For the latter, the loss volatility can be much greater over the course of an economic cycle.

The Cost of Credit Risk - Loss Provisions and Capital Allocation

Chase uses its estimates of expected loss and loss volatility, respectively, to set risk-adjusted loss provisions and allocate credit risk capital by portfolio segment. Within the consumer businesses, allocations are differentiated by product and product segment. In the commercial portfolio, allocations are differentiated by risk rating, maturity and industry. Off-balance sheet exposures are converted to loan equivalent amounts, based on their probability of being drawn, before applying the expected loss and capital factors.

Risk Management Processes

Chase's credit risk management process is guided by policies and procedures established by the Chief Credit Officer. At both the business unit and corporate level, disciplined processes are in place that are intended to ensure that risks are accurately assessed and properly approved and monitored.

In addition to establishing corporate-wide policies and procedures, the Chief Credit Officer has the primary responsibility for the credit risk measurement framework, allocating the cost of credit, assessing concentration risks, setting limits to provide for adequate portfolio diversification, delegating approval authorities and managing problem assets.

Within each major business unit, there is an independent credit risk management function that reports jointly to the business executive and the Chief Credit Officer. These units are responsible for the tactical credit decision making. They approve significant new transactions and product offerings, have the final authority over credit risk assessment and monitor the credit risk profile of the business unit's portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

Credit Risk Management for Consumer Assets

Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision support tools to project credit risks and establish underwriting standards. Risk parameters are established in the early stages of product development, and the cost of credit risk is an integral part of the pricing and evaluation of a product's profit dynamics. Consumer portfolios are monitored to identify deviations from expected performance and shifts in consumers' patterns of behavior.

Credit Risk Management for Commercial Assets

Within the commercial sector, credit risk management begins with the client selection process. Chase's global industry approach helps Chase to be aware of an industry's developing risk so that exposures can be reduced where risk is increasing. Overseas, client selection is especially important. Chase's international strategy, especially in emerging markets, is to focus on the largest, leading firms with cross-border financing needs.

Concentration management is critical to managing commercial credit risk. Chase manages concentrations by obligor, risk grade, industry, product and geographic location. Concentration management is also facilitated by Chase's strategy of origination for distribution.

CREDIT-RELATED PORTFOLIO
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     1999 HIGHLIGHTS

=> Overall credit quality of both commercial and consumer portfolios improved in 1999

=>   3% reduction in Chase's loan loss allowance

=>   Charge-offs in the managed portfolio were up modestly

--------------------------------------------------------------------------------


                           [Graph 16--See Appendix 1]


Chase's managed credit-related assets totaled $228 billion at December 31, 1999, an increase of $4 billion or 2% from year-end 1998, reflecting increased consumer borrowing, partially offset by lower foreign commercial loans. Chase's portfolio is balanced between commercial and consumer assets, with consumer assets comprising 47% of Chase's managed credit-related portfolio at December 31, 1999. Over the past decade, the consumer portfolio has been increasing as a percentage of total credit-related assets, and management expects this trend to continue. Net charge-offs in the managed portfolio increased modestly in 1999, as a result of higher charge-offs in the commercial portfolio, partially offset by lower consumer charge-offs.

Commercial
Chase Originates for Distribution

Chase's business strategy is to originate for distribution: over 90% of Chase's wholesale loan originations were distributed into the marketplace, permitting high revenue growth with minimal loan portfolio growth. Loan outstandings for Chase's commercial portfolio declined slightly over the last two years, while loan originations continued to grow. In addition, Chase's SVA discipline discourages holding assets that do not generate a positive return above the cost of risk-adjusted capital. This provides a useful screen in selecting loan assets to add to the balance sheet.

                           [Graph 17--See Appendix 1]


Improving Credit Quality

The segment of the commercial portfolio with internal ratings equivalent to investment grade ratings has grown approximately $5 billion in 1999. The "below investment grade" component has been reduced largely as a result of diligent efforts to reduce Chase's cross-border exposures. Commercial nonperforming assets increased $158 million during 1999 but remained a fairly modest 1% of the total commercial credit-related portfolio. The overall result: at December 31, 1999, 54% of Chase's commercial credit-related assets were investment grade, while 46% were below investment grade, including 1% nonperforming.

Diversification

Chase is focused on diversifying its commercial credit-related assets. The graph below displays credit-related assets of Chase's 10 largest industry groups.

o Commercial banking, Chase's largest industry group, results from its market-leading positions in derivatives and in providing credit to other financial institutions. It is a high-quality portfolio, as evidenced by its large share of investment grade exposures.

o The second largest industry group consists of clients of Chase's private banking, investment management and discount brokerage operations. That group's diversification is a result of the large numbers of individual clients comprising it.

o The 3rd largest industry group is the holding and investment companies component. The underlying exposures are not highly correlated with each other, providing a diversified, high-quality portfolio.

o The remaining industry groups are each less than 5% of Chase's total commercial outstandings, providing a diversified base of industry exposure.

Net Charge-Offs

In 1999, Chase's commercial net charge-offs increased by $206 million from 1998. The increase was predominantly caused by the deteriorating creditworthiness of one large customer in Asia and significantly lower recoveries in 1999. Chase continued to reduce exposures in emerging market countries throughout the year and took a substantial charge-off for the one large Asian customer during the 1999 fourth quarter. Chase's net charge-off rate on average commercial loans was 0.63% for 1999 and 0.40% for 1998. Chase expects that the annual commercial loan net charge-off rate, over time, will be in the range of 40 - 60 basis points.


                           [Graph 18--See Appendix 1]

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

Consumer

Chase's consumer portfolio is diversified by many different products, including mortgages, credit cards and auto loans. This portfolio is primarily domestic and is geographically well-diversified.

Chase's managed consumer portfolio totaled $106 billion at December 31, 1999, an increase of $4 billion or 4% during 1999. The following pie graph provides a summary of Chase's consumer portfolio by loan type and the related charge-off rates. Chase's largest component, residential mortgage loans, comprises 43% of the total consumer portfolio and is primarily secured by first mortgages. The credit card portfolio, which accounted for approximately one-third of Chase's consumer outstandings, showed a significant improvement in its charge-off rate in 1999. Auto finance, which accounted for approximately 17% of the consumer portfolio, operated at modest charge-off rates during 1999.


                           [Graph 19--See Appendix 1]


CONSUMER LOANS BY GEOGRAPHIC REGION

                                        Residential          Managed Credit                Auto
                                      Mortgage Loans           Card Loans               Financings
                                   ------------------     ------------------      -------------------
December 31, (in millions)            1999       1998        1999       1998         1999        1998
-----------------------------------------------------------------------------------------------------
New York City                       $5,962     $5,889      $2,058     $2,096       $1,577      $1,421
New York (Excluding New York City)   2,109      1,955       2,166      2,204          827         805
Remaining Northeast                  6,209      6,072       6,183      5,969        4,070       3,705
-----------------------------------------------------------------------------------------------------
Total Northeast                     14,280     13,916      10,407     10,269        6,474       5,931
Southeast                            5,690      5,208       6,238      5,807        2,991       2,571
Midwest                              3,223      3,434       6,260      5,918        1,823       1,648
Texas                                3,575      3,311       2,721      2,588        3,668       2,961
Southwest (Excluding Texas)          1,205      1,174       1,578      1,484          853         827
California                          12,519     11,029       4,286      4,297        2,135       2,081
West (Excluding California)          3,770      3,759       2,082      1,899          498         437
Foreign                              1,520      1,467         761        718           48           1
-----------------------------------------------------------------------------------------------------
Total                              $45,782    $43,298     $34,333    $32,980      $18,490     $16,457
-----------------------------------------------------------------------------------------------------

CREDIT-RELATED PORTFOLIO -- YEAR-TO-YEAR ANALYSIS
--------------------------------------------------------------------------------

The following table presents credit-related information for the dates indicated.

                                           Credit-Related         Nonperforming                        Past Due 90 Days and
                                                Assets               Assets          Net Charge-offs     Over and Accruing
As of or for the year ended December 31, -----------------    -----------------    -----------------    -----------------
(in millions, except ratios)                1999      1998       1999      1998       1999      1998       1999      1998
---------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
Domestic Consumer:
  1-4 Family Residential Mortgages      $ 44,262  $ 41,831     $  286    $  313     $   29    $   31     $   --     $   3
  Credit Card - Reported                  15,633    14,229         40(c)     --        828       762        280       302
  Credit Card Securitizations(a)          17,939    18,033         --        --        993     1,148        348       379
---------------------------------------------------------------------------------------------------------------------------
  Credit Card - Managed                   33,572    32,262         40        --      1,821     1,910        628       681
  Auto Financings                         18,442    16,456         83        50         81        77          2        20
  Other Consumer(b)                        6,902     8,375          7         6        196       167         65        97
---------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                  103,178    98,924        416       369      2,127     2,185        695       801
Foreign Consumer                           2,800     2,939         22        23         37        25         15        10
---------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                     105,978   101,863        438       392      2,164     2,210        710       811
---------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
Domestic Commercial:
  Commercial and Industrial               48,097    43,123        380       331        207       (66)        23        42
  Commercial Real Estate                   3,636     3,984         51        41        (14)      (14)         5         1
  Financial Institutions                   4,211     6,583         12         1         45        (2)        --        --
---------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial Loans           55,944    53,690        443       373        238       (82)        28        43
Foreign Commercial:
  Commercial and Industrial               25,179    25,532        642       603        322       408          4         7
  Commercial Real Estate                     125       367         --        --         --        --         --        --
  Financial Institutions                   3,598     4,537         96        22          4        24         20        24
  Foreign Governments                      3,274     4,798         41        50         (2)        6         --        --
---------------------------------------------------------------------------------------------------------------------------
Total Foreign Commercial Loans            32,176    35,234        779       675        324       438         24        31
---------------------------------------------------------------------------------------------------------------------------
DERIVATIVE AND FX CONTRACTS
  Commercial and Industrial               12,512    12,488         --        13         NA        NA          1        --
  Financial Institutions                  19,749    19,414         34        37         NA        NA         --        --
  Foreign Governments                      1,350     1,353         --        --         NA        NA         --        --
---------------------------------------------------------------------------------------------------------------------------
Total Derivative and FX Contracts         33,611    33,255         34        50         NA        NA          1        --
---------------------------------------------------------------------------------------------------------------------------
Total Commercial Credit-Related          121,731   122,179      1,256     1,098        562       356         53        74
---------------------------------------------------------------------------------------------------------------------------
Total Managed Credit-Related            $227,709  $224,042     $1,694    $1,490     $2,726    $2,566     $  763      $885
---------------------------------------------------------------------------------------------------------------------------
Assets Acquired as Loan Satisfactions                             102       116
---------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                     $1,796    $1,606
---------------------------------------------------------------------------------------------------------------------------

                                              Average Annual
                                           Net Charge-off Rate
As of or for the year ended December 31,   -------------------
(in millions, except ratios)                  1999      1998
--------------------------------------------------------------
CONSUMER LOANS
Domestic Consumer:
  1-4 Family Residential Mortgages             .07%      .08%
  Credit Card - Reported                      5.82      5.74
  Credit Card Securitizations(a)              5.60      6.36
--------------------------------------------------------------
  Credit Card - Managed                       5.70      6.10
  Auto Financings                              .45       .54
  Other Consumer(b)                           2.80      1.90
--------------------------------------------------------------
Total Domestic Consumer                       2.13      2.29
Foreign Consumer                              1.11       .65
--------------------------------------------------------------
Total Consumer Loans                          2.10      2.22
--------------------------------------------------------------
COMMERCIAL LOANS
Domestic Commercial:
  Commercial and Industrial                    .45        NM
  Commercial Real Estate                        NM        NM
  Financial Institutions                      1.07        NM
--------------------------------------------------------------
Total Domestic Commercial Loans                .44        NM
Foreign Commercial:
  Commercial and Industrial                   1.21      1.60
  Commercial Real Estate                        NM        NM
  Financial Institutions                       .11       .43
  Foreign Governments                           NM       .13
--------------------------------------------------------------
Total Foreign Commercial Loans                 .95      1.20
--------------------------------------------------------------
DERIVATIVE AND FX CONTRACTS
  Commercial and Industrial                     NA        NA
  Financial Institutions                        NA        NA
  Foreign Governments                           NA        NA
--------------------------------------------------------------
Total Derivative and FX Contracts               NA        NA
--------------------------------------------------------------
Total Commercial Credit-Related                .48       .29
--------------------------------------------------------------
Total Managed Credit-Related                  1.23%     1.14%
--------------------------------------------------------------
Assets Acquired as Loan Satisfactions
--------------------------------------------------------------
Total Nonperforming Assets
--------------------------------------------------------------

(a) Represents the portion of Chase's credit card receivables that have been securitized. For further discussion of credit card securitizations, see page 20.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit. There are essentially no credit losses in the student loan portfolio due to the existence of Federal and State government agency guarantees. At December 31, 1999 and 1998, student loans that were past due 90 days and over and still accruing were approximately $2 million and $40 million, respectively.
(c) Includes currently performing loans placed on a cash basis because of concerns as to collectibility.
NA- Not applicable-Risk management instruments are marked to market and are included as part of the valuation of Chase's Trading Assets-Risk Management Instruments.
NM-   Not meaningful

Consumer Loans
Residential Mortgage Loans:

1-4 family residential mortgage loans increased 6% at December 31, 1999, when compared with the 1998 year-end. Charge-offs for 1999 decreased $2 million, when compared with the previous year, despite the 6% growth in the portfolio in 1999. The 1999 net charge-off rate decreased to .07%, reflecting the continued strong credit quality of the portfolio.

Credit Card Loans: Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet, as well as credit card receivables that have been securitized.

Managed credit card receivables increased 4% in 1999 compared with 1998. The decrease in the net charge-off rate was a result of lower customer bankruptcy levels. Management anticipates that the managed credit card net charge-off ratio for full-year 2000 will be lower than for the full-year 1999.

Auto Financings: Auto financings increased 12% from 1998, reflecting strong consumer demand during the first half of 1999 due to favorable pricing programs. The 1999 charge-off rate of .45% is indicative of this portfolio's selective approach to asset origination.

Other Consumer Loans: Other domestic consumer loans decreased 18% from 1998 due to the sale of student loans during the first half of 1999. The increase in the net charge-off rate in 1999 reflects the sale of government-guaranteed student loans and higher losses in an expanding new product line.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

Commercial Loans

Commercial and Industrial: The commercial and industrial portfolio consists primarily of loans made to large corporate and middle-market customers. The domestic commercial portfolio increased $5.0 billion from 1998 year-end. Net charge-offs were $207 million, or .45% of the portfolio, in 1999, compared with net recoveries in 1998. Net charge-offs for the portfolio remained at a low level, indicative of the portfolio's diversification and strong credit quality.

The foreign commercial and industrial portfolio totaled $25.2 billion at December 31, 1999 and outstandings were relatively unchanged from 1998 year-end levels. Nonperforming foreign commercial and industrial loans increased $39 million, primarily due to a single Asian credit. Net charge-off levels for 1999 decreased in comparison with the prior year by $86 million, or 21%. The decline reflects an improvement from the particularly adverse market conditions in the third quarter of 1998.

Commercial Real Estate: The commercial real estate portfolio represents loans secured primarily by real property (other than loans secured by mortgages on 1-4 family residential properties, which are included in the consumer loan portfolio). Chase carefully monitors its exposure to commercial real estate. Commercial real estate loans decreased $0.6 billion from 1998, principally as a result of securitizations, sales and repayments.

Financial Institutions: The financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance. Loans to financial institutions decreased $3.3 billion in 1999 from 1998 levels, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans increased by $85 million in 1999, primarily in the foreign portfolio. The total portfolio experienced net charge-offs of $49 million in 1999, compared with $22 million in 1998.

Foreign Governments: This portfolio consists of loans to governments of foreign countries and their ministries, departments and agencies. Foreign government loans were $3.3 billion at December 31, 1999, a $1.5 billion decrease from year-end 1998. Net recoveries for the portfolio were $2 million in 1999, compared with net charge-offs of $6 million in 1998.

Derivative and Foreign Exchange Contracts

In the normal course of its business, Chase utilizes derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities, and to manage its exposure to fluctuations in interest and currency rates.

Chase uses the same credit procedures when entering into derivative and foreign exchange transactions as it does for traditional lending products.

Chase's primary counterparties in derivatives and foreign exchange are investment grade financial institutions, most of which are dealers in these products.

Many of Chase's derivative and foreign exchange contracts are short-term, which also mitigates credit risk as transactions settle quickly. The table at the bottom of the page provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 1999 and 1998. The lengthening of the maturity profile during 1999 is the result of the improved creditworthiness of Chase over the last several years (as evidenced by credit rating upgrades) and the maturation of the derivatives market where longer maturities are becoming more commonplace.

Chase does not deal, to any significant extent, in derivatives which dealers of derivatives (such as other banks and financial institutions) consider to be leveraged. As a result, the mark-to-market exposure of such derivatives was not material at December 31, 1999.

At December 31, 1999, nonperforming derivative contracts were $34 million, compared with $50 million at December 31, 1998.

MATURITY PROFILE                       1999                                             1998
                   --------------------------------------------     --------------------------------------------
                   Interest    Foreign       Equity,                Interest   Foreign        Equity,
                     Rate     Exchange    Commodity and               Rate     Exchange    Commodity and
December 31,       Contracts  Contracts  Other Contracts  Total     Contracts  Contracts  Other Contracts  Total
----------------------------------------------------------------------------------------------------------------
Less than 1 year      15%        90%           27%         34%         15%        93%           38%          37%
1 to 5 years          46          8            69          38          48          5            59           37
Over 5 years          39          2             4          28          37          2             3           26
----------------------------------------------------------------------------------------------------------------
Total                100%       100%          100%        100%        100%       100%          100%         100%
----------------------------------------------------------------------------------------------------------------

Percentages are based upon remaining contract life of mark-to-market exposure amounts.

CROSS-BORDER EXPOSURE
--------------------------------------------------------------------------------

Chase has an extensive country risk process to aid in managing its cross- border exposures. As part of this process, Chase includes both its credit-related lending and trading exposures in assessing its cross-border risk. At December 31, 1999, total cross-border assets were 17.8% of Chase's total managed assets. At that date, Chase's combined exposures in emerging markets in Latin America and Asia totaled 2.7% of total managed assets. Chase has reduced Latin American exposure by 4% and Asian exposure by 11% during 1999. These reductions were made because Chase implemented a strategy to lower its exposure as a result of the increased risk profile of these markets. Management believes Chase's current level of cross-border exposure reflects appropriate levels of business, market, credit and capital risk given its business mix. At these levels of risk, Chase remains committed to these markets.


                           [Graph 20--See Appendix 1]




The following table presents Chase's cross-border exposure to emerging Latin American and Asian countries. Cross- border disclosure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk.

SELECTED COUNTRY EXPOSURE(a)

                                                                      1999                                           1998
                                  ----------------------------------------------------------------------- --------------------------
                                                        Gross Local                Net    Country-Related    Net         Country-
                                  Lending-   Trading-     Country  Less Local Cross-Border     Resale    Cross-Border Related Resale
December 31, (in billions)        Related(b) Related (c)   Assets    Funding   Exposure(a)  Agreements(a)  Exposure     Agreements
------------------------------------------------------------------------------------------------------------------------------------
LATIN AMERICA

Brazil                              $  0.9     $  0.2     $  1.3     $ (1.0)     $  1.4        $  0.9      $  2.3        $  0.9
Argentina                              2.1        0.2        0.4       (0.3)        2.4           0.6         2.3           0.5
Mexico                                 1.6        0.8        0.4       (0.4)        2.4           0.5         1.8           0.4
Chile                                  0.9         --        0.1       (0.1)        0.9            --         0.9            --
Colombia                               0.6         --         --         --         0.6            --         0.8            --
Venezuela                              0.3         --         --         --         0.3           0.1         0.4            --
All Other Latin America(d)             0.7        0.1        0.8       (0.8)        0.8            --         1.0            --
------------------------------------------------------------------------------------------------------------------------------------
  Total Latin America               $  7.1     $  1.3     $  3.0     $ (2.6)     $  8.8        $  2.1      $  9.5        $  1.8
------------------------------------------------------------------------------------------------------------------------------------

EMERGING ASIA

International Monetary Fund
  ("IMF") Countries:
South Korea                         $  0.6     $  0.2     $  0.9     $ (0.3)     $  1.4        $   --      $  2.4        $   --
Indonesia                              0.8        0.1        0.1       (0.1)        0.9            --         1.2            --
Thailand                               0.1        0.1        0.7       (0.2)        0.7            --         0.9            --
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal                             1.5        0.4        1.7       (0.6)        3.0            --         4.5            --

Other Emerging Asia:
Hong Kong                              0.4        0.1        4.5       (4.5)        0.5            --         0.8            --
Singapore                              0.8        0.1        0.1       (0.1)        0.9            --         0.8            --
Philippines                            0.1        0.1        0.3       (0.1)        0.4            --         0.6            --
Malaysia                               0.1        0.1        0.6       (0.1)        0.7            --         0.6            --
China                                  0.2        0.2        0.1       (0.1)        0.4            --         0.6            --
All Other Asia                         0.3         --        0.5       (0.3)        0.5            --         0.5            --
------------------------------------------------------------------------------------------------------------------------------------
  Total Emerging Asia(e)            $  3.4     $  1.0     $  7.8     $ (5.8)     $  6.4        $   --      $  8.4        $   --
------------------------------------------------------------------------------------------------------------------------------------

(a) Cross-border disclosure is based on FFIEC guidelines governing the determination of cross-border risk. Under FFIEC guidelines, resale agreements are reported by the country of the issuer of the underlying security. Chase, however, does not consider the cross-border risk of resale agreements to depend upon the country of the issuer of the underlying security and, as a result, has presented these amounts separately in the above table.
(b) Includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.
(c) Includes cross-border trading debt and equity instruments and the mark-to-market exposure of foreign exchange and derivative contracts. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(d)   Excludes Bermuda and Cayman Islands.
(e) Excludes Japan, Australia and New Zealand. The net cross-border exposure for Japan, Australia and New Zealand at December 31, 1999 was $4.9 billion, $2.0 billion and $0.3 billion, respectively, compared with $5.2 billion, $1.9 billion and $0.6 billion, respectively, at December 31, 1998. Japan also had country-related resale agreements of $3.3 billion at December 31, 1999, compared with $1.7 billion at December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

ALLOWANCE FOR CREDIT LOSSES
--------------------------------------------------------------------------------

Loans

Chase's Allowance for Loan Losses is intended to cover probable credit losses as of December 31, 1999 for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components as well as a residual component.

The specific loss component covers those commercial loans deemed by Chase to be criticized. Chase internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

All nonperforming loans are characterized as either doubtful or substandard. Nonperforming commercial loans are considered by Chase to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For the purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using Chase's historical loss experience for this class of assets. The criticized but still performing loans are also evaluated as a pool using historical loss rates.

The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in Chase's credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans and by product for consumer loans.

The expected loss estimates for each consumer loan portfolio are based primarily on Chase's recent historical loss experience for the applicable portfolio.

In addition, a portfolio segment component may be established for a particular geographic or industry segment of the portfolio, if, in management's judgment, it is probable that expected losses for that component will be higher than indicated by the base level expected loss factors from the credit risk capital model.

Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. The residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific losses and expected losses in both the commercial and consumer portfolio. It is expected that the residual component of the allowance will range between 10% and 20% of the total Allowance for Loan Losses.

Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties could also relate to current macroeconomic and political conditions, the impact of currency devaluations on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio, or other factors.

Chase's Credit Risk Committee reviews, at least quarterly, the Allowance for Loan Losses relative to the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

During 1999, there was an improvement in Chase's credit risk profile and, accordingly, Chase reduced its Allowance for Loan Losses by $95 million in the fourth quarter. In 1998, the Allowance for Loan Losses was reduced by $75 million as a result of the redesignation of $75 million of the allowance to Trading Assets: Risk Management Instruments. As of December 31, 1999, Chase deems its allowance to be adequate (i.e. sufficient to absorb losses that may currently exist but are not yet identifiable).

Lending-Related Commitments

To provide for risks of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio. At December 31, 1999 and 1998, the Allowance for Credit Losses on Lending-Related Commitments was $170 million, which amount is reported in Other Liabilities.


ALLOWANCE FOR CREDIT LOSSES

December 31, (in millions, except ratios)                       1999       1998
--------------------------------------------------------------------------------
Allowance for Loan Losses                                     $3,457     $3,552
--------------------------------------------------------------------------------
Allowance for Loan Losses to:
  Nonperforming Loans                                            208%       247%
  Loans at Period-End                                           1.96       2.06
  Average Loans                                                 1.99       2.10
--------------------------------------------------------------------------------
Allowance for Credit Losses on Lending-Related Commitments    $  170     $  170
--------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

--------------------------------------------------------------------------------

=> Stress Testing and Value-at-Risk are equally important in managing revenue volatility

=> Market risk disciplines extend across trading, asset / liability and investment activities

=>  Internal capital is allocated on the basis of the higher of Stress
    Test or VAR

--------------------------------------------------------------------------------

Market risk is the exposure to adverse changes in the values of financial instruments caused by changes in market prices or rates, including changes in interest rates, foreign exchange rates, and equity and commodity prices.

OVERVIEW
--------------------------------------------------------------------------------

Chase has developed comprehensive market risk management practices that incorporate and, in many instances, set the standard for best practices in risk management techniques and risk management execution.

Chase's Market Risk Management Group consists of approximately 60 professionals located in New York, London, Hong Kong, Tokyo and Brazil and functions independently from Chase's business units.

Chase is exposed to market risk in its trading portfolios because the values of its trading positions are sensitive to changes in market prices and rates. Market risks generally are categorized as interest rate, foreign exchange, equity and commodity risks.

Chase also is exposed to market risk in its investment portfolio and commercial banking activities (Asset/Liability ("A/L") activities) because the revenues Chase derives from these activities, such as net interest income and securities gains and losses, are sensitive to changes in interest rates. Interest rate risk arises from a variety of factors, including differences in timing between the maturity or repricing of assets, liabilities and derivatives. For example, the repricing characteristics of loans and other interest-earning assets do not necessarily match those of deposits, borrowings or other liabilities.

In trading, investment and A/L activities, Chase also is exposed to basis risk, which is the difference in the pricing characteristics of two instruments. Basis risk occurs when the market rates or pricing indices for different financial instruments change at different times or by different amounts. For example, when Chase's Prime-priced commercial loans are funded with LIBOR-indexed liabilities, Chase is exposed to the difference between changes in Prime and LIBOR rates.

In 1999, Chase extended the market risk measurement and control disciplines used in its trading and investment portfolios to its A/L activities. The result of this effort has been an enhanced management of the market risk in its A/L activities and an improved picture of market risk across Chase as a whole.

RISK MEASUREMENT
--------------------------------------------------------------------------------

Because no single risk statistic can reflect all aspects of market risk, Chase utilizes several risk measures. These measures are Value-at-Risk ("VAR"), stress testing and other nonstatistical risk measures. Their use in combination is key to enhancing the stability of revenues from market risk activities because, taken together, these risk measures provide a more comprehensive view of market risk exposure than any of them taken individually.

Value-at-Risk

VAR is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. The VAR looks forward one trading day and is the loss expected to be exceeded with a 1 in 100 chance.

The VAR methodology used at Chase is historical simulation, which assumes that actual observed historical changes in market indices, such as interest rates, foreign exchange rates, and equity and commodity prices, reflect future possible changes. In its daily VAR calculations, Chase uses the most recent one-year historical changes in market prices and rates. Chase's historical simulation is applied to end-of-day positions, and it is shown by individual position and by aggregated positions by business, geography, currency and type of risk.

Statistical models of risk measurement, such as VAR, provide an objective, independent assessment of how much risk is being taken. Chase's historical simulation methodology permits consistent and comparable measurement of risk across instruments and portfolios. Historical simulation also makes it easy to examine the VAR for any desired segment of the total portfolio and to examine that segment's contribution to total risk. The VAR calculations are performed for all material trading and investment portfolios and for all material market risk-related A/L activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

All statistical models have a degree of uncertainty associated with the assumptions employed. Chase believes its use of historical simulation for its VAR calculations is not as dependent on assumptions about the distribution of portfolio losses as are other VAR methodologies that are parameter-based. The Chase VAR methodology assumes that the relationships among market rates and prices that have been observed over the last year are valid for estimating risk over the next trading day. In addition, Chase's VAR estimate, as with all VAR methodologies, is dependent on the quality of available market data. Recognizing these shortcomings, Chase uses diagnostic information to evaluate continually the reasonableness of its VAR model. This information includes the calculation of statistical confidence intervals around the daily VAR estimate and daily "back testing" of VAR against actual financial results.

Stress Testing

Whereas VAR captures Chase's exposure to unlikely events in normal markets, stress testing discloses the risk under plausible events in abnormal markets. Portfolio stress testing is integral to the market risk management process and is co-equal with, and complementary to, VAR as a risk measurement and control tool. Giving equal weight to each produces a risk profile that is diverse, disciplined and flexible enough to capture revenue-generating opportunities during times of normal market moves but that also is prepared for periods of market turmoil.

Chase's corporate stress tests are built around changes in market rates and prices that result from pre-specified economic scenarios, including both historical and hypothetical market events. Using economic events (actual and hypothetical) as a basis for stress testing allows easier interpretation of stress results than scenarios based on arbitrarily specified shocks to market rates, volatilities or correlations. As with VAR, stress test calculations are performed for all material trading, investment and A/L portfolios. Stress test scenarios are chosen so they test "conventional wisdom" and focus on risks relevant to the positions taken in Chase's portfolios.

Chase's stress test methodology assumes no actions are taken during a stress event to change the risk profile of its portfolios. This captures the decreased liquidity that frequently accompanies abnormal markets and results in a conservative stress loss estimate.

Stress scenarios are built using a very detailed view of markets. For each corporate stress scenario, more than 11,000 individual shocks to market rates and prices are specified. These include, for example, highly detailed yield curve and credit spread shocks involving more than 60 countries, maturity-specific shocks to market volatilities and shocks to individual foreign exchange cross-rates. By minimizing the use of approximations and proxies in the construction of stress scenarios, the stress results are enhanced at the aggregate level and can be disaggregated to examine meaningfully the exposures arising from smaller portfolios or individual positions.

A key to the success of stress testing at Chase is continuous review and updating of stress scenarios. This is a dynamic process that is responsive to changes in positions and economic events and looks to prior stress tests to identify areas where scenario refinements can be made. During 1999, Chase implemented or substantially modified six corporate stress test scenarios.

Corporate stress tests are performed approximately monthly on randomly selected dates. As of December 31, 1999, Chase's corporate stress tests consisted of six historical and five hypothetical scenarios. The historical scenarios included the 1994 bond market sell-off, the 1994 Mexican peso crisis and the 1998 Russian crisis. The hypothetical scenarios included examinations of potential market crises originating in the United States, Japan and the Euro bloc. For example, in Chase's hypothetical "flight to quality" scenario, political instability in certain emerging markets causes a general sell-off in emerging markets assets and an investment "flight" to U.S. and selected other "safe haven" countries.

Stress testing also is utilized at the trading desk level, thereby permitting traders and their management to explore in detail the impact of those economic scenarios that most stress the factors unique to the individual business activity. Desk-level stress tests are performed weekly.

Chase also performs NII stress tests that highlight exposures from factors such as administered rates (e.g., prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix and the effect of various options embedded in the balance sheet. NII stress tests take into account forecasted balance sheet changes (such as asset sales and securitizations, as well as prepayment and reinvestment behavior).

At year-end 1999, Chase's corporate NII stress tests consisted of one historical and four hypothetical scenarios.

Nonstatistical Risk Measures

Nonstatistical risk measures include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These risk measures provide additional information on an exposure's "size" and "direction." For example, a basis point value for a portfolio shows whether a one one-hundredth percentage point (or one "basis point") increase in a market rate will give rise to a profit or loss and of what magnitude.

During the first quarter of 1999, Chase extended the use of basis point value ("BPV"), previously used only for its trading portfolios, to supplement other measures of interest rate and basis risk in Chase's A/L activities.

RISK MANAGEMENT
--------------------------------------------------------------------------------

Chase has evolved a multi-tiered, many faceted approach to market risk control, combining several quantitative risk measurement tools.

Included among the controls instituted at Chase are Board of Directors-approved VAR limits and stress-loss advisory limits and the incorporation of stress test exposures into Chase's internal capital allocation methodology. When a Board-approved VAR or stress-loss advisory is exceeded, a review of the portfolio is automatically triggered.

Primary control of risk is established through limits. Chase's limit structure extends to desk-level activities and includes a listing of authorized instruments, maximum tenors, statistical and nonstatistical limits and loss advisories. The limit structure promotes the alignment of corporate risk appetite with trading, investment and A/L risk-taking activities.

VAR limits on market risk activities exist at the aggregate and business unit levels. In addition, Chase maintains nonstatistical risk limits to control risk in those instances where statistical assumptions break down. Criteria for risk limits include, among other factors, relevant market analysis, market liquidity, prior track record, business strategy, and management experience and depth. Risk limits are reviewed regularly to maintain consistency with trading strategies and material developments in market conditions, and are updated at least twice a year. Chase also uses stop-loss advisories to inform line management when losses are sustained from a trading activity. Chase believes the use of nonstatistical measures and stop-loss advisories in tandem with VAR limits reduces the likelihood that potential trading losses will reach the daily VAR limit under normal market conditions.

Trading Activities

Chase is exposed to interest rate, foreign exchange, equity and commodity market risk in its trading portfolios. No single risk statistic can reflect all aspects of market risk; in addition, market risk exposures change continuously through daily trading activities. Nonetheless, the tables that follow provide a meaningful overview of Chase's market risk exposure arising from its trading activities.

Value-at-Risk

The table that follows represents Chase's average and period-end VARs for its total trading portfolio and for each of the major components constituting that portfolio.

                                                Marked-to-Market Trading Portfolio
                                 -------------------------------------------------------------------
                                  Year Ended December 31, 1999
                                 -------------------------------    At December 31,  At December 31,
                                  Average     Minimum    Maximum        1999              1998
(in millions)                       VAR         VAR        VAR           VAR               VAR
----------------------------------------------------------------------------------------------------
Interest Rate                     $20.2       $10.7      $36.5         $20.0             $20.1
Foreign Exchange                    7.0         2.3       21.3           3.0               2.3
Equities                            6.3         3.4       10.1           7.2               4.6
Commodities                         3.5         1.9        9.0           3.4               2.6
Hedge Fund Investments              4.1         3.1        4.6           3.3                NA
Less: Portfolio Diversification   (17.0)         NM         NM         (13.7)             (8.9)
----------------------------------------------------------------------------------------------------
Total VAR                         $24.1       $12.3      $41.8         $23.2             $20.7
----------------------------------------------------------------------------------------------------

NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.
NA - Not available. Chase started reporting in 1999 its market risk exposure to hedge fund investments as a separate VAR category.


                           [Graph 21--See Appendix 1]

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

This is the first year in which Chase is reporting its market risk exposure to hedge fund investments as a separate VAR category.

The preceding chart contains a histogram of Chase's daily market risk-related revenue for 1999 and 1998. Market risk-related revenue is defined as the daily change in value in mark-to-market trading portfolios plus any trading-related NII or other revenue. Trading-related NII includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions.

In 1999, Chase posted positive daily market risk-related revenue for 250 out of 260 days, with 62 days exceeding positive $20 million. In 1998, Chase posted positive daily market risk-related revenue for 222 out of 259 days, with 49 days exceeding positive $20 million. The increase in the number of days in which trading revenues exceeded $20 million in 1999 versus 1998 underscores Chase's success in its continued efforts to build key trading activities. Chase incurred no daily trading losses in excess of $20 million in 1999, compared with six days in 1998.

Stress Testing

The following table represents the potential stress test loss (pre-tax) in Chase's trading portfolio predicted by Chase's stress test scenarios. This is the first year that Chase is providing this stress testing information. Chase's average potential trading-related stress test loss was predicted to be approximately $186 million pre-tax in 1999. Chase's largest potential stress test loss of $302 million was observed under a replay of the historical 1998 Russian crisis scenario. At the date of this stress test, Chase had a larger-than- usual exposure to interest rates in Latin America and Asia. In addition to the 1998 Russian crisis scenario, the historical 1994 bond market sell-off scenario frequently is a scenario that produces potential large stress test losses in Chase's trading portfolio.

                             -------------------------------------------------------------------
                                           Marked-to-Market Trading Activities
                                          Largest Monthly Stress Test - Pre-Tax
------------------------------------------------------------------------------------------------
                                Year Ended December 31, 1999
                             ---------------------------------    At December      At December
(in millions)                Average     Minimum       Maximum           1999             1998
------------------------------------------------------------------------------------------------
Stress Test Loss - Pre-Tax   $(186)       $(112)        $(302)         $(231)           $(150)
------------------------------------------------------------------------------------------------

Investment Portfolio and Asset/Liability Activities

The tables that follow are intended to provide a meaningful representation of market risk exposure in Chase's investment portfolio and A/L activities at the dates indicated. However, these exposures change constantly as a result of changes in the portfolios. In addition, these risk measurements do not take into account all factors that have an effect on Chase's investment portfolios and A/L activities, such as changes in credit quality.

Net Interest Income: Stress Testing

Chase previously has reported its NII sensitivity as its estimate of accounting income sensitivity to an immediate 100 basis point shock in interest rates. NII sensitivity takes into account forecasts of balance sheet changes (such as securitizations or prepayment and reinvestment) and forecasts of changes in interest rate spreads.

At December 31, 1999, Chase's NII sensitivity over the next 12 months to an immediate 100 basis point shock in interest rates was estimated to be approximately 3% of projected net income for full-year 2000. At December 31, 1998, Chase's exposure under the same scenario was approximately 3% of projected 1999 net income.

As a result of the convergence between trading and investment portfolios and A/L activities, in 1999 Chase implemented Net Interest Income stress testing. NII stress testing differs from NII sensitivity in that it allows for changes in the level and shape of the yield curve as well as changes in interest rate spreads over a one-year period. As a result, Chase views NII stress testing as producing more realistic results than NII sensitivity. NII stress testing also results in more conservative estimates of NII sensitivity because yield curve levels in one year frequently change more than 100 basis points. In addition, NII stress tests assume no management response to unfavorable market conditions for an entire year.

Chase has implemented NII stress testing using historical and hypothetical scenarios. The historical scenario is a replay of the rate and spread changes that occurred in 1994. The various hypothetical scenarios examine the impact of alternative patterns in the U.S. dollar yield curve and in U.S. dollar spreads. At year-end 1999, Chase's largest potential NII stress test loss was estimated to be approximately 8% of projected net income for full-year 2000.

Value-at-Risk

At December 31, 1999, Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities, and for each of the major components constituting those portfolios, were as follows:

                                                 Market Risk-Related A/L Activities
                                 -------------------------------------------------------------------
                                   Year Ended December 31, 1999
                                 --------------------------------   At December 31,  At December 31,
                                 Average      Minimum     Maximum         1999            1998
(in millions)                      VAR          VAR         VAR            VAR             VAR
----------------------------------------------------------------------------------------------------
Interest Rate                     $77.2       $ 63.3       $99.3           $66.7           $79.7
Hedge Fund Investments (a)          9.6          0.6        15.4             0.6              NA
Less: Portfolio Diversification    (9.2)          NM          NM            (0.6)             --
----------------------------------------------------------------------------------------------------
Total VAR                         $77.6       $ 63.4       $99.8           $66.7           $79.7
----------------------------------------------------------------------------------------------------

(a) Represents Chase's investment in Long-Term Capital Management, which was largely disposed of by year-end.
NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.
NA - Not available. Chase started reporting in 1999 its market risk exposure to hedge fund investments as a separate VAR category.

Average aggregate VAR increased from 1998, due to an acquisition of a large mortgage servicing portfolio in September 1999. VARs tend to be larger during periods in which Chase takes a particular view on interest rates in its investment portfolios. Investment portfolio positions are generally taken in liquid instruments such as government securities and mortgage-backed securities.

Nonstatistical Risk Measures

Chase disclosed previously its exposure to interest rate risk using a "funding gap" measure. Funding gaps represent net notional exposure at various maturities. In 1999, Chase replaced funding gaps with a BPV measure. As described above, BPV measures the change in market value of Chase's investment portfolio and A/L activities to a one basis point increase in interest rates (directional risk) or one basis point widening of spreads (basis risk).

BPV measures the potential change in the market value of Chase's investment portfolio and A/L activities, while the NII stress test measures the potential change in Chase's earnings. In addition, the BPV measure incorporates all future cash flows discounted to the present while the NII stress test looks forward one year only. As a result, BPV exposures will generally be much greater than the NII stress test for the same position.

The table that follows shows that Chase had an average directional BPV value of ($4.9) million (pre-tax), indicating that the market value of Chase's A/L positions would decline approximately $5 million for every one basis point increase in interest rates along the interest rate yield curve. This compares with a directional BPV of ($6.4) million at December 31, 1998.

The following table also shows that the economic value of Chase's investment portfolio and A/L activities would decline by $10.7 million (pre-tax) for every one basis point widening of interest rate spreads. This compares with a BPV of ($15.4) million at December 31, 1998.

The BPV measures in the following table include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar interest rates. Exposure to non-U.S. dollar interest rates is less than 10% of Chase's total directional interest rate exposure. Exposure to non-U.S. dollar basis risk is immaterial.

Foreign currency exposures arising from A/L activities conducted in Chase's overseas units and net investments in overseas entities are managed through the use of foreign exchange forward contracts. Foreign currency exposures are matched to hedge the impact of foreign exchange rate changes. At December 31, 1999, Chase's earnings sensitivity to changes in foreign currency rates was immaterial.

                                               Market Risk-Related A/L Activities
                              -----------------------------------------------------------------------
                                  Year Ended December 31, 1999
                              -----------------------------------    At December 31,  At December 31,
(in millions)                 Average       Minimum       Maximum           1999              1998
-----------------------------------------------------------------------------------------------------
Directional Risk              $  (4.9)       $(4.0)       $ (6.8)         $ (4.7)           $ (6.4)
Basis Risk                    $ (10.7)       $(7.3)       $(13.2)         $(13.2)           $(15.4)
-----------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

Economic Value Stress Testing

As part of the extension of its market risk measurement and control discipline to its investment portfolio and A/L activities, in 1999 Chase implemented economic value stress testing for its investment portfolios and A/L activities. Economic value stress testing represents the anticipated change in value of Chase's assets and liabilities under certain stress test scenarios. This contrasts with the more conventional NII stress testing analysis, discussed previously, that shows the potential change in Chase's accounting earnings over the next year.

Although Chase performs several historical and hypothetical stress test scenarios, one historical scenario - the 1994 bond sell-off - throughout 1999 has consistently produced the largest potential loss. This scenario hypothesizes significant increases in interest rates and significant increases in spreads. As of December 31, 1999, the potential impact of the 1994 bond sell-off scenario on the economic value of Chase's investment portfolio and A/L activities would be equivalent to less than 1% of Chase's market capitalization.

Aggregate Exposure

The table that follows represents Chase's average and period-end VARs for its trading and investment portfolios and A/L activities.

Chase's average and period-end VARs are less than the sum of the respective trading and A/L VARs shown in the above tables (by $19.3 million and $15.9 million, respectively) due to risk offsets, resulting from portfolio diversification that occurs across the trading and A/L portfolios. The increase in the average VAR between 1998 and 1999 levels is the result of the VAR increase in the A/L portfolio, as discussed above.

Chase conducts daily VAR "backtesting" for both regulatory compliance with the Basle Committee on Banking Supervision market risk capital rules and for internal evaluation of VAR against trading revenues. During 1999, no daily trading loss exceeded that day's trading VAR. This compares with an expected number of approximately 3 days.

                                                        Aggregate Portfolio
                                 --------------------------------------------------------------------
                                   Year Ended December 31, 1999
                                 -------------------------------     At December 31,  At December 31,
                                  Average    Minimum     Maximum          1999             1998
(in millions)                       VAR        VAR         VAR             VAR              VAR
-----------------------------------------------------------------------------------------------------
Trading Portfolio                $ 24.1      $ 12.3     $ 41.8           $23.2            $20.7
Market Risk-Related
  A/L Activities                   77.6        63.4       99.8            66.7             79.7
Less: Portfolio Diversification   (19.3)         NM         NM           (15.9)           (17.9)
-----------------------------------------------------------------------------------------------------
Aggregate VAR                    $ 82.4      $ 67.4     $106.3           $74.0            $82.5
-----------------------------------------------------------------------------------------------------

NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Impact of A/L Derivative Activity

The following table reflects the deferred gains and losses on closed derivative contracts and unrecognized gains and losses on open derivative contracts utilized in Chase's A/L activities.

                                -----   ----    ------
December 31, (in millions)       1999   1998    Change
------------------------------------------------------
A/L Derivative Contracts:
 Net Deferred Gains             $ 205   $402   $  (197)
 Net Unrecognized
  Gains (Losses)                 (877)   110      (987)
------------------------------------------------------
Net A/L Derivative
 Gains (Losses)                 $(672)  $512   $(1,184)
------------------------------------------------------

Net deferred gains and losses on closed contracts relate to futures, forwards and swaps used in connection with available-for-sale securities, loans, deposits and debt. The net unrecognized gains and losses relating to A/L activities are largely the result of interest rate swaps, options, forward and futures contracts primarily used in connection with loans, deposits and debt. For a further discussion of unrecognized gains/losses on open derivative contracts, see Note Twenty-Two.

Deferred gains and losses are expected to be amortized as yield adjustments in NII or recognized in noninterest revenue over the periods reflected in the following table. Premiums relating to open A/L option contracts are included on the balance sheet and are amortized as a reduction to NII or noninterest revenue over the periods reflected in the following table.

                              ------------       ------
Year Ended December 31,       Net Deferred       Option
(in millions)               Gains/(Losses)     Premiums
-------------------------------------------------------
2000                                 $ 16          $101
2001                                   (1)           28
2002                                   15            12
2003                                   16             9
2004 and After                        159             1
-------------------------------------------------------
Total                                $205          $151
-------------------------------------------------------

CAPITAL AND LIQUIDITY RISK MANAGEMENT

=> Chase maintains capital and liquidity levels to support operations, even under stress conditions

=> Chase is committed to maintaining strong capitalization, to the reinvestment of capital in new businesses and to the return of excess capital to shareholders

CAPITAL
--------------------------------------------------------------------------------

Chase's capital levels are determined taking into consideration several factors, including internal credit risk models, market risk models, operational risk concerns, Federal Reserve guidelines, competitor levels and rating agency guidelines.

Chase sets a variety of internal capital targets. Currently, Chase's most important capital target is to maintain a Tier 1 Capital ratio in the range of 8% to 8.25%. Capital generated in excess of this target will be used for purchases of Chase common stock or for future investment and acquisition opportunities. The Capital Committee reviews Chase's capital targets and policies regularly in light of changing economic conditions and business needs.

                                                                --------------------------------
                                                                 ----        ----        ----
Year Ended December 31, (in billions)                            1999        1998        1997
------------------------------------------------------------------------------------------------
SOURCES OF FREE CASH FLOW
  Cash Operating Earnings Less Dividends                        $ 4.3       $ 2.9       $ 2.7
  Plus: Preferred Stock and Equivalents/Special Items             0.2        (0.7)        0.8
  Less: Capital for Internal Asset Growth                        (1.0)       (0.3)       (2.6)
------------------------------------------------------------------------------------------------
Total Sources of Free Cash Flow                                 $ 3.5       $ 1.9       $ 0.9
------------------------------------------------------------------------------------------------
USES OF FREE CASH FLOW
  Increases (Decreases) in Capital Ratios                       $ 0.1       $ 1.2       $(0.7)
  Acquisitions                                                    1.1         0.8         0.4
  Repurchases Net of Stock Issuances for Employee Plans           2.3        (0.1)        1.2
------------------------------------------------------------------------------------------------
Total Uses of Free Cash Flow                                    $ 3.5       $ 1.9       $ 0.9
------------------------------------------------------------------------------------------------


                           [Graph 22--See Appendix 1]


Capital targets may not always be maintained on a quarter-to-quarter basis. A large acquisition may cause the capital levels to drop below target temporarily. The acquisition of H&Q caused Chase to significantly reduce common stock repurchases during the fourth quarter of 1999.

The chart above, sources/uses of free cash flow shows how Chase viewed its capital generation and use during the past three years. The "sources of free cash flow" shows that the primary source of Chase's free capital is cash operating earnings (less dividend requirements) generated in the ordinary course by Chase's businesses. As assets grow in

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

the normal course of Chase's businesses, Chase is required to retain additional capital in order to maintain its capital ratios within targeted levels. Therefore, the sources of free cash flow equals the retained earnings generated, less the additional capital needed to support new assets in order to maintain targeted capital ratios. This total amount is Chase's "free cash" or capital in excess of target ratios.

The "uses of free cash flow" shows the uses to which Chase's "excess capital" has been put during the past three years. Excess capital has been used to support goodwill and other assets acquired through acquisition and for share purchases. The line "Increases (Decreases) in Capital Ratios" represents the amount of capital retained by Chase, causing Chase's capital ratios to rise (or fall) from targeted levels.

During 1999, $3.5 billion of free cash flow was generated, 84% more than that generated during 1998 and more than three times that generated in 1997. During 1999, less capital was needed for internal growth (the primary use of capital in 1997) or to bolster capital ratios (the primary use of capital in 1998). The excess cash flow in 1999 was primarily used for stock repurchases and to support the H&Q acquisition.

Dividends: In the first quarter of 1999, Chase raised the quarterly cash dividend on its common stock to $.41 per share from $.36 per share. Chase's dividend policy is to pay common stock dividends equal to approximately 25% to 35% of Chase's operating earnings, less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors taking into consideration Chase's earnings and financial condition and applicable governmental regulations and policies.

Buybacks: During 1999, Chase purchased its common stock under an authorization announced in November 1998. As of December 31, 1999, Chase had purchased approximately net $2.3 billion under this program.

On January 19, 2000, Chase authorized the commencement of a new repurchase program. Under the new authorization, Chase may purchase up to $5 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts necessary to provide for issuances under Chase's dividend reinvestment plan and its various stock-based director and employee benefit plans.

Regulatory Capital: The Federal Reserve requires Chase to maintain certain minimum capital-to-assets ratios. These risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk. Capital is divided into two tiers: Tier 1 Capital and Tier 2 Capital. In addition to retained earnings, the Federal Reserve permits Chase to raise Tier 1 and Tier 2 Capital by issuing different types of financial instruments to the public. These financial instruments are then classified as either Tier 1 or Tier 2, depending upon their terms and the types of conditions or covenants they place upon the issuer.

Tier 1 Capital includes securities with no fixed maturity date, such as common stock, nonredeemable perpetual preferred stock and the minority interest of nonconsolidated affiliates (which may include securities commonly referred to as "trust preferreds").

At December 31, 1999, Chase had $728 million principal amount of cumulative perpetual preferred stock outstanding and $2,538 million principal amount of trust preferred securities outstanding. Additionally, at December 31, 1999, Chase had $200 million of noncumulative


                           [Graph 23--See Appendix 1]


                                               ----                         ----
December 31, (In millions)                     1999                         1998
--------------------------------------------------------------------------------
Tier 1 Capital
Common Stockholders' Equity                 $24,160                      $22,435
Nonredeemable Preferred Stock                   928                        1,028
Minority Interest(a)                          3,301                        2,806
Less: Goodwill                                2,856                        2,030
     Nonqualifying Intangible Assets             80                          123
--------------------------------------------------------------------------------
Tier 1 Capital                              $25,453                      $24,116
--------------------------------------------------------------------------------
Tier 2 Capital
Long-Term Debt and Other Instruments
  Qualifying as Tier 2                        7,405                        7,093
Qualifying Allowance for Credit Losses        3,627                        3,620
--------------------------------------------------------------------------------
Tier 2 Capital                               11,032                       10,713
--------------------------------------------------------------------------------
Total Qualifying Capital                    $36,485                      $34,829
--------------------------------------------------------------------------------

(a) Minority interest includes trust preferred stocks of certain business trust subsidiaries and the preferred stock of a REIT subsidiary of Chase. For a further discussion, see Notes Six and Seven.

perpetual preferred stock outstanding (commonly referred to as a "FRAP"). Federal Reserve guidelines currently provide that cumulative preferred, trust preferred and noncumulative FRAP securities may not constitute more than 25% of an issuer's Tier 1 capital. At December 31, 1999, these forms of securities constituted approximately 14% of Chase's Tier 1 Capital.

Tier 2 Capital includes subordinated long-term debt and similar instruments and "qualified loan loss reserves," such as the allowance for loan losses. The amount of subordinated long-term debt that may be included in Tier 2 Capital may not exceed more than 50% of the issuer's Tier 1 Capital. In addition, the capital treatment accorded long-term subordinated debt is reduced as it approaches maturity. Qualified loan loss reserves may be included in Tier 2 Capital up to 1.25% of risk-weighted assets. Total Tier 2 Capital is limited to 100% of Tier 1 Capital.

Capital Ratios: Chase's level of capital at December 31, 1999 remained strong, with capital ratios in excess of regulatory guidelines. Management estimates that risk-weighted assets at December 31, 1999 increased approximately $5 billion as a result of Year 2000-related balance sheet management actions of Chase and cash management activities of clients. Chase's Tier 1 capital ratio was 8.4% at December 31, 1999, despite the temporary growth in the year-end risk-weighted assets and net repurchases of $2.3 billion during the year. Chase's Total Capital ratio was 12.1% and the Tier 1 Leverage ratio (defined as Tier 1 Capital divided by average total assets, net of allowance for loan losses, goodwill and other intangible assets) was 6.6% at December 31, 1999. Regulatory minimum capital ratios are 4%, 8% and 3%, respectively.


                           [Graph 24--See Appendix 1]


LIQUIDITY
--------------------------------------------------------------------------------

While capital is held to absorb losses over time, liquidity is managed to meet Chase's known and unanticipated cash funding needs. Chase must maintain sufficient liquidity for operations and to meet payment demands on borrowings and to make new loans and investments as opportunities arise.

Maintaining too much liquidity is costly. Chase manages its liquidity on a daily basis, both at the parent company and subsidiary levels. In managing liquidity, Chase takes into account the various legal limitations on the extent to which its subsidiary banks may pay dividends to their parent companies or finance their affiliates.

The parent company routinely accesses liquidity in the public markets through the issuance of medium term notes and commercial paper. Contingency plans exist (such as lines of credit) that could be implemented on a timely basis to minimize the liquidity risks that might arise upon the occurrence of a dramatic change in market conditions.

Liquidity management provides for the appropriate mix of "core" and "non-core" deposits and capital to raise funds. A major source of liquidity for Chase's bank subsidiaries derives from their ability to generate core deposits. Core deposits include all deposits, except noninterest bearing time deposits and certificates of deposit of $100,000 or more. Chase also generates substantial non-core deposits from its Global Services business and from low-cost wholesale deposits (including foreign deposits and purchases of Federal funds).

Chase holds marketable securities and other short-term investments that can be readily converted to cash. In addition, as part of Chase's ongoing capital management process, loan syndication networks and securitization programs are utilized to facilitate the disposition of assets when deemed desirable.

MANAGEMENT'S DISCUSSION AND ANALYSIS
THE CHASE MANHATTAN CORPORATION

OPERATING RISK MANAGEMENT & OTHER EVENTS

=> Management maintains a comprehensive system of internal controls intended to provide for proper authorization of transactions, the safeguarding of assets and the reliability of financial records

=>    Successful completion of Year 2000 initiatives

Chase is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems.

OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

Chase maintains systems of controls that it believes are reasonably designed to provide management and the Board of Directors with timely and accurate information about the operations of Chase. These systems have been designed to keep operating risk at appropriate levels in view of Chase's financial strength, the characteristics of its businesses and the markets in which it operates, and the competitive and regulatory environment to which it is subject. However, Chase has suffered losses from operating risk from time to time as discussed below and there can be no assurance that Chase will not suffer such losses in the future.

Chase has identified some deficiencies in the computerized bond recordkeeping system in the bond paying agency function within Chase's Capital Markets Fiduciary Services group. These deficiencies include an overstatement by the computer system of the amount of outstanding bonds and matured unpresented bonds and other items.

Because of these deficiencies, Chase is currently unable to totally confirm through a complete reconciliation of the relevant accounts that the value of bonds that could potentially be presented for payment does not exceed the amount of cash on hand for payment of such bonds. Chase has under way a project to correct the system's deficiencies and to reconcile the affected accounts. Chase incurred some immaterial costs in the second half of 1999 in connection with this project. While management considers it likely that additional costs will be incurred during the remaining course of the project, it does not, based upon its experience to date, expect them to be material. The Securities and Exchange Commission has commenced an investigation relating to the question of whether, in connection with this matter, there have been violations of its transfer agency recordkeeping or reporting regulations and whether Chase's disclosure regarding these issues have been adequate and timely.

In early 2000, Chase established two additional risk committees that are under the responsibility of Chase's Executive Committee. The Operating Risk Committee will review the design of the control function within Chase and the Fiduciary Risk Committee will be responsible for approving Chase's policies for fiduciary risk.

A Look Back at Y2K: As a result of the extensive efforts undertaken by Chase's Year 2000 ("Y2K") Program over the last four and a half years, Chase successfully managed the millennium date change. The fourth quarter of 1999 was focused almost entirely on final preparations for the event.

Chase's Year 2000 Program Office established 79 command centers worldwide, which were staffed during the transition weekend of December 30, 1999 - January 4, 2000, monitoring "wellness checks" of facilities and systems. These efforts enabled Chase, as businesses opened worldwide in 2000, to operate normally across all product lines and geographies, without it experiencing any material interruptions or causing any material disruptions to its customers. Ongoing problem tracking and reporting will continue throughout 2000 in order to manage any latent Y2K issues that may arise. Full-year 1999 costs for Chase's Y2K efforts remained at approximately $158 million.

OTHER EVENTS
--------------------------------------------------------------------------------

Acquisition of Hambrecht & Quist

Chase acquired the H&Q Group for $1.46 billion on December 9, 1999. The acquisition was accounted for under the purchase method. Revenues and expenses of H&Q were included in Chase's Global Investment Banking results for the period subsequent to December 8, 1999.

For the fiscal year ended September 30, 1999, H&Q had gross revenues of $653 million, net income of $119 million and earnings per share of $4.45. H&Q's total assets at September 30, 1999 were $1.0 billion. These results are not included in Chase's 1999 financial results.

ACCOUNTING AND REPORTING DEVELOPMENTS, & COMPARISON BETWEEN 1998 AND 1997

ACCOUNTING AND REPORTING DEVELOPMENTS
--------------------------------------------------------------------------------

Derivatives

In 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings.

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

Allowance for Loan Losses

In 1999, the Accounting Standard Executive Committee of the AICPA formed the Allowance for Loan Losses Task Force ("Task Force") to research current accounting guidance and practices as they relate to loan losses. The initial expectations are that the Task Force will develop a statement of position that will provide additional accounting and reporting guidance and clarification on the factors to consider in determining the allowance for loan losses. The Task Force is in its early stages of deliberation and its impact on the financial industry is yet to be determined.

COMPARISON BETWEEN 1998 AND 1997
--------------------------------------------------------------------------------

Results of Operations

Chase's operating earnings were $4.02 billion in 1998, an increase of 4% from 1997. Diluted operating earnings per share increased 8%, when compared with the prior year.

Reported net income was $3.78 billion in 1998, compared with $3.71 billion in 1997. Diluted net income per share was $4.24 in 1998, compared with $4.01 in 1997.

Operating revenues in 1998 rose 11% to $19.61 billion, reflecting a 19% increase in market-sensitive revenues and an 8% increase in less market-sensitive revenues. Market-sensitive revenue growth in 1998 included double-digit increases in investment banking fees, securities gains and private equity gains. Trading-related revenue increased slightly, despite difficult market conditions in the 1998 third quarter.

The increase in less market-sensitive revenues from 1997 reflected higher trust, custody and investment management fees and credit card revenue. Operating net interest income was $9.12 billion in 1998, a 3% increase from the previous year. The increase was primarily due to higher volumes of consumer-related loans (particularly residential mortgages) and domestic commercial loans, partially offset by the impact of generally narrower spreads on loans.

Operating expenses were $10.82 billion in 1998, an increase of 11% from the prior year. The growth in expenses included costs associated with portfolio acquisitions, investment spending on new product offerings, Y2K, European Monetary Union ("EMU") and other technology spending, and higher incentive costs, partially offset by the impact of the capitalization of certain software costs.

Credit costs during 1998 were $2.49 billion, an increase of $694 million from the 1997 level, primarily due to higher credit losses in the commercial portfolio, particularly for exposures related to Asia and Russia, and in the credit card portfolio. The provision for loan losses increased by $539 million, or 67%, from the 1997 level due to increased foreign commercial charge-offs, primarily as a result of conditions in Asia and Russia, and the generally lower credit quality of an acquired credit card portfolio.

Income tax expense in 1998 was $2.15 billion, compared with $2.20 billion in 1997. The effective tax rate was 36.2% for 1998, compared with 37.3% for 1997.

Lines of Business Results

Global Bank operating revenues in 1998 rose $742 million, or 10%, due to higher investment banking fees, strong growth in most global markets activities and private equity gains, despite unusually high volatility in the financial markets during the second half of 1998. Operating expenses increased 15% over 1997, while credit costs rose by $252 million. Cash operating earnings and SVA for 1998 decreased $44 million and $132 million, respectively.

National Consumer Services cash operating earnings for 1998 increased $109 million, or 8%, over 1997. Revenue growth of 10% contributed to the increase in cash operating earnings and reflected higher revenues and volumes across all of NCS's businesses. SVA was relatively flat compared with 1997 due to an increased capital allocation to NCS as a result of acquired portfolios.

Global Services cash operating earnings in 1998 increased $55 million, or 13%, from 1997. SVA increased $50 million in 1998. Revenue growth was strong across all three businesses within Global Services, rising 10% overall due, in part, to higher operating volumes from portfolio acquisitions. Earnings also benefited from continued productivity gains, tempered by technology investments related to preparations for Y2K and EMU initiatives.

=> MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING AND REPORT OF INDEPENDENT ACCOUNTANTS
      THE CHASE MANHATTAN CORPORATION

To Our Stockholders:

The management of Chase has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Chase maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends any possible improvements. Management believes that as of December 31, 1999, Chase maintains an effective system of internal control.

      The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee, which is comprised of directors who are independent from Chase, meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

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


                  /s/ William B. Harrison Jr.

                  William B. Harrison, Jr.
                  Chairman and Chief Executive Officer


                  /s/ Marc J. Shapiro

                  Marc J. Shapiro
                  Vice Chairman
                  Finance, Risk Management and Administration


                  /s/ Dina Dublon

                  Dina Dublon
                  Executive Vice President
                  and Chief Financial Officer

                  January 18, 2000

PricewaterhouseCoopers [LOGO]

PricewaterhouseCoopers LLP o 1177 Avenue of the Americas o New York, NY 10036

To the Board of Directors and Stockholders of The Chase Manhattan Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of The Chase Manhattan Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

January 18, 2000

=>    CONSOLIDATED BALANCE SHEET
      THE CHASE MANHATTAN CORPORATION

                                                                                    ---------    ---------
December 31, (in millions, except share data)                                            1999         1998
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                             $  16,229    $  17,068
Deposits with Banks                                                                    28,076        7,212
Federal Funds Sold and Securities Purchased Under Resale Agreements                    23,823       18,487
Trading Assets:
  Debt and Equity Instruments                                                          30,191       24,844
  Risk Management Instruments                                                          33,078       32,848
Securities:
  Available-for-Sale                                                                   60,625       62,803
  Held-to-Maturity (Market Value: $876 in 1999 and $1,703 in 1998)                        888        1,687
Loans (Net of Allowance for Loan Losses of $3,457 in 1999 and $3,552 in 1998)         172,702      169,202
Premises and Equipment                                                                  4,439        4,055
Due from Customers on Acceptances                                                         622        1,223
Accrued Interest Receivable                                                             2,505        2,316
Other Assets                                                                           32,927       24,130
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                        $ 406,105    $ 365,875
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Domestic:
    Noninterest-Bearing                                                             $  49,468    $  47,541
    Interest-Bearing                                                                   80,132       85,886
  Foreign:
    Noninterest-Bearing                                                                 6,061        4,082
    Interest-Bearing                                                                  106,084       74,928
                                                                                    ---------    ---------
    Total Deposits                                                                    241,745      212,437
Federal Funds Purchased and Securities Sold Under Repurchase Agreements                50,148       41,632
Commercial Paper                                                                        8,509        7,788
Other Borrowed Funds                                                                    5,145        7,239
Acceptances Outstanding                                                                   622        1,223
Trading Liabilities                                                                    38,573       38,502
Accounts Payable, Accrued Expenses and Other Liabilities, Including the
  Allowance for Credit Losses of $170 in 1999 and 1998                                 17,056       14,291
Long-Term Debt                                                                         17,602       16,187
Guaranteed Preferred Beneficial Interests in Corporation's Junior
  Subordinated Deferrable Interest Debentures                                           2,538        2,188
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     381,938      341,487
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note Twenty-Six)
PREFERRED STOCK OF SUBSIDIARY                                                             550          550
STOCKHOLDERS' EQUITY
Preferred Stock                                                                           928        1,028
Common Stock (Authorized 1,500,000,000 Shares,
  Issued 881,874,621 Shares in 1999 and 881,688,611 Shares in 1998)                       882          882
Capital Surplus                                                                         9,714        9,836
Retained Earnings                                                                      17,547       13,544
Accumulated Other Comprehensive Income (Loss)                                          (1,454)         392
Treasury Stock, at Cost (54,703,888 Shares in 1999 and 33,703,249 Shares in 1998)      (4,000)      (1,844)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                             23,617       23,838
-----------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity           $ 406,105    $ 365,875
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

=>    CONSOLIDATED STATEMENT OF INCOME
      THE CHASE MANHATTAN CORPORATION

                                                                      -------   -------   -------
Year Ended December 31, (in millions, except per share data)             1999      1998      1997
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                                 $13,113   $13,389   $12,921
Securities                                                              3,216     3,616     3,028
Trading Assets                                                          1,705     2,431     2,770
Federal Funds Sold and Securities Purchased Under Resale Agreements     1,451     2,211     2,607
Deposits with Banks                                                       752       642       525
--------------------------------------------------------------------------------------------------
Total Interest Income                                                  20,237    22,289    21,851
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                                6,592     6,840     6,561
Short-Term and Other Borrowings                                         3,653     5,612     5,903
Long-Term Debt                                                          1,248     1,271     1,134
--------------------------------------------------------------------------------------------------
Total Interest Expense                                                 11,493    13,723    13,598
--------------------------------------------------------------------------------------------------
Net Interest Income                                                     8,744     8,566     8,253
Provision for Loan Losses                                               1,621     1,343       804
--------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                     7,123     7,223     7,449
--------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
Investment Banking Fees                                                 1,887     1,502     1,136
Trust, Custody and Investment Management Fees                           1,801     1,543     1,307
Credit Card Revenue                                                     1,698     1,474     1,088
Fees for Other Financial Services                                       2,496     2,093     1,983
Trading Revenue                                                         2,137     1,238     1,323
Securities Gains                                                          101       609       312
Private Equity Gains                                                    2,522       967       831
Other Revenue                                                             831       664       575
--------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                              13,473    10,090     8,555
--------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries                                                                5,678     5,025     4,598
Employee Benefits                                                         964       854       839
Occupancy Expense                                                         866       798       767
Equipment Expense                                                       1,015       890       792
Restructuring Costs                                                        48       529       192
Other Expense                                                           3,650     3,287     2,906
--------------------------------------------------------------------------------------------------
Total Noninterest Expense                                              12,221    11,383    10,094
--------------------------------------------------------------------------------------------------
Income Before Income Tax Expense                                        8,375     5,930     5,910
Income Tax Expense                                                      2,929     2,148     2,202
--------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 5,446   $ 3,782   $ 3,708
--------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                                 $ 5,375   $ 3,684   $ 3,526
--------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
Basic                                                                 $  6.49   $  4.35   $  4.15
Diluted                                                                  6.27      4.24      4.01
--------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

=>    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      THE CHASE MANHATTAN CORPORATION

                                                                                --------    --------    --------
Year Ended December 31, (in millions)                                               1999        1998        1997
-----------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                                    $  1,028    $  1,740    $  2,650
Issuance of Stock                                                                     --         200          --
Redemption of Stock                                                                 (100)       (912)       (910)
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                               928       1,028       1,740
-----------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at Beginning of Year                                                         882         441         441
Issuance of Common Stock for a Two-for-One Stock Split                                --         441          --
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                               882         882         441
-----------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance at Beginning of Year                                                       9,836      10,360      10,459
Issuance of Common Stock for a Two-for-One Stock Split                                --        (441)         --
Issuance of Common Stock and Options for the
    (Purchase Accounting) Acquisition of H&Q                                         215          --          --
Shares Issued and Commitments to Issue Common Stock for
    Employee Stock-Based Awards and Related Tax Effects                             (337)        (83)        (99)
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                             9,714       9,836      10,360
-----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at Beginning of Year                                                      13,544      11,086       8,610
Net Income                                                                         5,446       3,782       3,708
Cash Dividends Declared:
    Preferred Stock                                                                  (71)        (98)       (182)
    Common Stock                                                                  (1,372)     (1,226)     (1,050)
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                            17,547      13,544      11,086
-----------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                         392         112        (271)
Other Comprehensive Income (Loss)                                                 (1,846)        280         383
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                            (1,454)        392         112
-----------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at Beginning of Year                                                      (1,844)     (1,997)       (895)
Purchase of Treasury Stock                                                        (4,349)     (1,091)     (2,169)
Reissuance of Treasury Stock                                                       1,981       1,244       1,067
Reissuance of Treasury Stock for the (Purchase Accounting) Acquisition of H&Q        212          --          --
-----------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                            (4,000)     (1,844)     (1,997)
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                      $ 23,617    $ 23,838    $ 21,742
-----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME
Net Income                                                                      $  5,446    $  3,782    $  3,708
Other Comprehensive Income (Loss)                                                 (1,846)        280         383
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                            $  3,600    $  4,062    $  4,091
-----------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

=>    CONSOLIDATED STATEMENT OF CASH FLOWS
      THE CHASE MANHATTAN CORPORATION


                                                                            ---------    ---------    ---------
Year Ended December 31, (in millions)                                            1999         1998         1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                  $   5,446    $   3,782    $   3,708
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
  Provision for Loan Losses                                                     1,621        1,343          804
  Restructuring Costs                                                              48          529          192
  Depreciation and Amortization                                                 1,403        1,170          951
  Net Change In:
    Trading-Related Assets                                                     (4,865)      14,996      (11,437)
    Accrued Interest Receivable                                                  (189)       1,043         (339)
    Other Assets                                                               (6,752)      (5,030)      (2,264)
    Trading-Related Liabilities                                                   172      (14,445)      14,708
    Accrued Interest Payable                                                      732         (714)         123
    Other Liabilities                                                            (812)       1,591         (627)
    Other, Net                                                                   (180)        (673)        (358)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                               (3,376)       3,592        5,461
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change In:
  Deposits with Banks                                                         (20,864)      (4,326)       5,458
  Federal Funds Sold and Securities Purchased Under Resale Agreements          (5,229)       8,626       (5,673)
  Loans Due to Sales and Securitizations                                       40,913       45,400       26,967
  Other Loans, Net                                                            (42,381)     (52,052)     (37,445)
  Other, Net                                                                     (387)        (801)          64
Proceeds from the Maturity of Held-to-Maturity Securities                         799        1,382          959
Purchases of Held-to-Maturity Securities                                          (21)         (91)        (130)
Proceeds from the Maturity of Available-for-Sale Securities                     8,834       27,035       10,250
Proceeds from the Sale of Available-for-Sale Securities                        85,479      162,870       95,045
Purchases of Available-for-Sale Securities                                    (95,432)    (201,622)    (109,849)
Cash Used in Acquisitions                                                      (3,142)        (981)      (5,153)
Proceeds from Divestitures of Nonstrategic Businesses and Assets                  235           --          847
----------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (31,196)     (14,560)     (18,660)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change In:
  Noninterest-Bearing Domestic Demand Deposits                                  1,927          938        3,914
  Domestic Time and Savings Deposits                                           (5,754)      14,310        4,509
  Foreign Deposits                                                             33,135        3,501        4,500
  Federal Funds Purchased and Securities Sold Under Repurchase Agreements       8,409      (10,679)       5,969
  Other Borrowed Funds                                                         (1,373)       3,422       (2,126)
  Other, Net                                                                     (352)        (352)        (556)
Proceeds from the Issuance of Long-Term Debt and Capital Securities             4,710        5,182        3,945
Repayments of Long-Term Debt                                                   (2,965)      (1,949)      (2,134)
Proceeds from the Issuance of Stock                                             1,842        1,232          967
Redemption of Preferred Stock                                                    (100)        (912)        (910)
Treasury Stock Purchased                                                       (4,349)      (1,091)      (2,585)
Cash Dividends Paid                                                            (1,402)      (1,278)      (1,212)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      33,728       12,324       14,281
----------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                          5            8           17
Net Increase (Decrease) in Cash and Due from Banks                               (839)       1,364        1,099
Cash and Due from Banks at the Beginning of the Year                           17,068       15,704       14,605
----------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                              $  16,229    $  17,068    $  15,704
Cash Interest Paid                                                          $  10,761    $  13,009    $  13,475
Taxes Paid                                                                  $     785    $   1,405    $   1,144
----------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

=>    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THE CHASE MANHATTAN CORPORATION

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Chase Manhattan Corporation ("Chase") is a bank holding company organized under the laws of the State of Delaware and registered under the Bank Holding Company Act.

      Chase conducts its worldwide financial services businesses through various bank and nonbank subsidiaries. The principal bank subsidiaries of Chase are The Chase Manhattan Bank ("Chase Bank"), a New York State bank headquartered in New York City; Chase Bank of Texas, National Association ("Chase Texas"), a national bank headquartered in Houston, Texas; and Chase Manhattan Bank USA, National Association ("Chase USA"), a national bank headquartered in Wilmington, Delaware. The principal nonbank subsidiary of Chase is Chase Securities Inc., which is engaged in securities underwriting and dealing activities. For a discussion of Chase's business segment information, see Note Twenty-Three.

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

      Chase acquired the H&Q Group ("H&Q") on December 9, 1999. The acquisition was accounted for under the purchase method. Revenues and expenses of H&Q were included in Chase's results for the period subsequent to December 8, 1999.

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

TRADING ACTIVITIES

Chase trades debt and equity instruments and risk management instruments, as discussed below. These instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.

      Realized and unrealized gains (losses) on these instruments are recognized in Trading Revenue.

Debt and Equity Instruments; Securities Sold, Not Yet Purchased; and Structured
Notes: Debt and equity instruments, which include securities, loans and other credit instruments held for trading purposes, are reported as Trading Assets. Interest earned on debt securities and dividends earned on equity instruments are reported as interest income. Included in Trading Liabilities are obligations to deliver securities sold but not yet purchased and structured notes. Interest payable on securities sold but not yet purchased and structured notes is reported as interest expense.

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

DERIVATIVES USED IN ASSET/LIABILITY ACTIVITIES

As part of its asset/liability activities, Chase uses interest rate swaps, futures, forward rate agreements and option contracts (including interest rate caps and floors) to hedge exposures or to modify the interest rate characteristics of related balance sheet items. Derivative contracts used for asset/liability activities have a "high correlation" with the balance sheet item being hedged. These derivative contracts are linked to specific assets or liabilities or groups of similar assets or liabilities. This high-level correlation is required both at inception and throughout the hedge period. A risk-reduction criterion is also required for futures contracts.

      The derivative contracts that meet the above criteria are accounted for under the accrual method or available-for-sale ("AFS") fair value method, as discussed below. Derivative contracts that subsequently fail to meet the criteria are redesignated as trading activities.

Accrual Method: Under the accrual method, interest income or expense on derivative contracts is accrued, and there is no recognition of unrealized gains and losses on the derivatives on the balance sheet. Premiums on option contracts are amortized over the contract life to interest income, interest expense or noninterest revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

Available-for-Sale Fair Value Method: Derivatives linked to AFS securities are carried at fair value. The accrual of interest income or interest expense on these derivatives is reported in Interest Income on Securities. Changes in the market values of these derivatives, exclusive of net interest accruals, are reported, net of applicable taxes, in the Accumulated Other Comprehensive Income caption in Stockholders' Equity. This policy is consistent with the reporting of unrealized gains and losses on the related AFS securities.

      For both of the above accounting methods, realized gains and losses from the settlement or termination of derivative contracts are deferred as adjustments to the carrying values of the related balance sheet items. The realized gains and losses are amortized to interest income, interest expense or noninterest revenue over the appropriate risk management periods (generally the remaining life of the derivative at the date of its termination or the remaining life of the linked asset or liability). Amortization commences when the contract is settled or terminated. If the related assets or liabilities are sold or otherwise disposed of, then the deferred gains and losses on the derivative contracts are recognized as a part of the gain or loss on the disposition of the related assets or liabilities.

RESALE AND REPURCHASE AGREEMENTS

Chase enters into purchases of securities under agreements to resell ("resale agreements") and sales of securities under agreements to repurchase ("repurchase agreements") of substantially identical securities. Resale agreements and repurchase agreements are generally accounted for as secured lending and secured borrowing transactions, respectively.

      The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced or borrowed plus accrued interest. Interest earned on resale agreements and interest incurred on repurchase agreements are reported as interest income and interest expense, respectively. Chase offsets resale and repurchase agreements executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Chase takes possession of securities purchased under resale agreements. Chase monitors the market value of these securities and adjusts the level of collateral for resale and repurchase agreements, as appropriate. During 1999, the maximum month-end balances of outstanding resale and repurchase agreements were $34.0 billion and $43.6 billion, respectively. The daily average amounts of outstanding resale and repurchase agreements were $29.0 billion and $38.1 billion, respectively.

SECURITIES

Securities are classified as available-for-sale when, in management's judgment, they may be sold in response to or in anticipation of changes in market conditions. AFS securities and the related hedge are carried on the balance sheet at fair value. Unrealized gains and losses on these securities are reported, net of applicable taxes, in the Accumulated Other Comprehensive Income caption in Stockholders' Equity. Securities that Chase has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost on the balance sheet.

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

      Chase anticipates prepayment of principal in the calculation of the effective yield for mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO"). The prepayment of MBSs and CMOs is actively monitored through Chase's portfolio management function. Chase typically invests in MBSs and CMOs with stable cash flows, thereby limiting the impact of interest rate fluctuations on the portfolio. Management regularly performs simulation testing regarding the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have high prepayment risk are included in the AFS portfolio and are reported at fair value.

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

      Nonaccrual loans are those loans on which the accrual of interest is discontinued. Loans other than certain consumer loans discussed below are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, all cash receipts are thereafter applied to reduce the carry-ing value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

      Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency. This policy excludes residential mortgage products and auto financings, which are accounted for in accordance with the nonaccrual loan policy discussed above. Credit card loans, for example, are charged off at the earlier of 180 days past due or 75 days after notification of the filing of bankruptcy. Other consumer products are generally charged off at 120 days past due. Accrued interest is reversed against interest income when the consumer loan is charged off.

      Chase accounts for and discloses nonaccrual commercial loans as impaired loans. Impaired loans are carried at the present value of the future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of the collateral if the loan is collateral-dependent. Chase recognizes interest income on impaired loans as discussed above for nonaccrual loans. Chase excludes from impaired loans its small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities, and leases.

      A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions only when Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

ALLOWANCE FOR CREDIT LOSSES

Chase's Allowance for Loan Losses is intended to cover probable credit losses as of December 31, 1999 for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components as well as a residual component.

      The specific loss component covers those commercial loans deemed by Chase to be criticized. Chase internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

      All nonperforming loans are characterized as either doubtful or substandard. Nonperforming commercial loans are considered by Chase to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For the purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using Chase's historical loss experience for this class of assets. The criticized but still performing loans are also evaluated as a pool using historical loss rates.

      The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

      Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in Chase's credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans and by product for consumer loans.

      The expected loss estimates for each consumer loan portfolio are based primarily on Chase's recent historical loss experience for the applicable portfolio.

      In addition, a portfolio segment component may be established for a particular geographic or industry segment of the portfolio, if, in management's judgment, it is probable that expected losses for that component will be higher than indicated by the base level expected loss factors from the credit risk capital model.

      Finally, a residual component is maintained to cover uncertainties that could affect management's estimate of probable losses. The residual component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific losses and expected losses in both the commercial and consumer portfolio. It is expected that the residual component of the allowance will range between 10% and 20% of the total Allowance for Loan Losses.

      Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties could also relate to current macroeconomic and political conditions, the impact of currency devaluations on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio, or other factors.

      Chase's Credit Risk Committee reviews, at least quarterly, the Allowance for Loan Losses relative to the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

      During 1999, there was an improvement in Chase's credit risk profile and, accordingly, Chase reduced its Allowance for Loan Losses by $95 million in the fourth quarter. In 1998, the Allowance for Loan Losses was reduced by $75 million as a result of the redesignation of $75 million of the allowance to Trading Assets: Risk Management Instruments. As of December 31, 1999, Chase deems its allowance to be adequate (i.e. sufficient to absorb losses that may currently exist but are not yet identifiable).

      To provide for risks of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio.

      Chase maintains an allowance for credit losses as follows:

                       ---------------------------------------------------------
                                       Reported in:
Allowance for credit
losses on:             Balance Sheet                Income Statement
--------------------------------------------------------------------------------
Loans                  Allowance for Loan Losses    Provision for Loan Losses
--------------------------------------------------------------------------------
Lending-Related        Other Liabilities            Fee Revenue
Commitments
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

      During the second quarter of 1999, Chase reclassified the Allowance for Credit Losses on Risk Management Instruments to be included as part of the valuation of its Trading Assets: Risk Management Instruments. All prior periods were reclassified.

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

      Chase capitalizes the eligible costs of specified activities related to computer software developed or obtained for internal use.

OTHER ASSETS

Private Equity Investments: Public securities held by Chase Capital Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/(losses) included in the income statement. Chase's valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that Chase can not immediately realize such public quoted values due to the numerous regulatory, corporate and contractual sales restrictions. Nonpublic investments are carried at cost, which is viewed as an approximation of fair value. The carrying value of nonpublic investments is adjusted for holdings in which a subsequent investment by an unaffiliated party indicates a valuation in excess of cost and for holdings for which evidence of an other-than-temporary decline in value exists.

Assets Acquired as Loan Satisfactions: Assets acquired in full or partial satisfaction of loans, primarily consisting of real estate, are reported at the lower of cost or fair value (less costs to sell for real estate). Writedowns at the date of transfer (to Assets Acquired as Loan Satisfactions) are charged to the Allowance for Loan Losses and subsequently are charged to Foreclosed Property Expense. For real estate, operating expenses (net of related revenues) and gains and losses on sales are reported in Foreclosed Property Expense.

Intangibles: Goodwill and other acquired intangibles, such as core deposits and credit card relationships, are amortized over the estimated periods to be benefited, generally ranging from 7 to 25 years, with an average maturity of 16 years. An impairment review is performed periodically on these assets.

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

      Credit card revenues primarily include interchange income, late fees, cash advance, annual and overlimit fees, as well as servicing fees earned in connection with securitization activities. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a 12-month period.

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

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using applicable rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges and tax effects, are reported in Other Comprehensive Income within Stockholders' Equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets, liabilities, and related hedges to the U.S. dollar are reported in the income statement.

STATEMENT OF CASH FLOWS

Cash and cash equivalents reported in the Consolidated Statement of Cash Flows represent the amounts included in the balance sheet caption Cash and Due from Banks. Cash flows from loans and deposits are reported on a net basis.

2 - TRADING ACTIVITIES

TRADING REVENUE

The following table sets forth the components of total trading-related revenue.

                                               --------     -------      -------
Year Ended December 31, (in millions)              1999        1998         1997
--------------------------------------------------------------------------------
Trading Revenue(a)                             $  2,137     $ 1,238      $ 1,323
Net Interest Income Impact(b)                       745         711          613
--------------------------------------------------------------------------------
Total Trading-Related Revenue                  $  2,882     $ 1,949      $ 1,936
--------------------------------------------------------------------------------
Product Diversification:
  Interest Rate Contracts(c)                   $    989     $   607      $   704
  Foreign Exchange Revenue(d)                       807         936          790
  Equities and Commodities(e)                       355         156          148
  Debt Instruments and Other(f)                     731         250          294
--------------------------------------------------------------------------------
Total Trading-Related Revenue                  $  2,882     $ 1,949      $ 1,936
--------------------------------------------------------------------------------

(a) Impact of charge-offs for risk management instruments are included in trading revenue. All prior periods have been restated.
(b) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.
(c) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures and options, forward rate agreements and related hedges.
(d)   Includes foreign exchange spot and option contracts.
(e) Includes equity securities, equity derivatives, commodities and commodity derivatives.
(f) Includes U.S. and foreign government and government agency securities, corporate debt instruments, emerging markets debt instruments, debt-related derivatives and credit derivatives.

TRADING ASSETS AND LIABILITIES

The following table presents trading assets and trading liabilities for the dates indicated.

                                                           --------      -------
December 31, (in millions)                                     1999        1998
--------------------------------------------------------------------------------
TRADING ASSETS
Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                   $  5,890      $ 5,881
  Certificates of Deposit, Bankers' Acceptances
    and Commercial Paper                                      7,343        3,375
  Debt Securities Issued by Foreign Governments               9,688        9,774
  Corporate Securities                                        3,582        1,598
  Other                                                       3,688        4,216
--------------------------------------------------------------------------------
Total Trading Assets-Debt and Equity Instruments           $ 30,191      $24,844
--------------------------------------------------------------------------------
Risk Management Instruments:
  Interest Rate Contracts                                  $  9,871      $12,595
  Foreign Exchange Contracts                                 15,836       15,984
  Debt, Equity, Commodity and Other Contracts                 7,371        4,269
--------------------------------------------------------------------------------
Total Trading Assets-Risk Management Instruments           $ 33,078      $32,848
--------------------------------------------------------------------------------
TRADING LIABILITIES
Risk Management Instruments:
  Interest Rate Contracts                                  $ 10,423      $13,298
  Foreign Exchange Contracts                                 12,053       16,592
  Equity, Commodity and Other Contracts                       5,270        2,790
--------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments            $ 27,746      $32,680
Securities Sold, Not Yet Purchased                            9,902        4,608
Structured Notes                                                925        1,214
--------------------------------------------------------------------------------
Total Trading Liabilities                                  $ 38,573      $38,502
--------------------------------------------------------------------------------

      Average trading assets and liabilities were as follows for the periods indicated.

                                                           --------      -------
Year Ended December 31, (in millions)                          1999         1998
--------------------------------------------------------------------------------
Trading Assets-Debt and Equity Instruments                 $ 26,974      $30,021
Trading Assets-Risk Management Instruments                 $ 29,031      $36,127
--------------------------------------------------------------------------------
Trading Liabilities-Risk Management Instruments            $ 27,515      $37,200
Securities Sold, Not Yet Purchased                            8,271        6,604
Structured Notes                                              1,071        2,855
--------------------------------------------------------------------------------
Total Trading Liabilities                                  $ 36,857      $46,659
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

3 - SECURITIES

See Note One for a discussion of the accounting policies relating to securities. Net gains from available-for-sale securities sold in 1999, 1998 and 1997 amounted to $101 million (gross gains of $381 million and gross losses of $280 million), $609 million (gross gains of $949 million and gross losses of $340 million) and $312 million (gross gains of $496 million and gross losses of $184 million), respectively. There were no sales of held-to-maturity securities during the three years ended December 31, 1999.

      Unrealized net losses in Chase's AFS securities portfolio were approximately $2.5 billion, before taxes, at December 31,1999, a decrease from a net unrealized gain of approximately $0.6 billion, before taxes, at year-end 1998. The market valuation does not include the favorable impact of changes in interest rates on related funding.

      The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                                                1999
                                                            --------------------------------------------
                                                                            Gross       Gross
                                                            Amortized  Unrealized  Unrealized      Fair
December 31, (in millions)                                       Cost       Gains      Losses     Value
--------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                  $27,938     $     6     $ 1,618   $26,326
  Collateralized Mortgage Obligations                           5,355          --          19     5,336
  U.S. Treasuries                                              18,297           2         951    17,348
Obligations of State and Political Subdivisions                   207          --           2       205
Debt Securities Issued by Foreign Governments                   9,469           5         110     9,364
Corporate Debt Securities                                         379           2          13       368
Equity Securities                                                 783         184           1       966
Other, primarily Asset-Backed Securities(a)                       692          32          12       712
--------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                           $63,120     $   231     $ 2,726   $60,625
--------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                  $   687     $    --     $    12   $   675
  Collateralized Mortgage Obligations                             141          --          --       141
  U.S. Treasuries                                                  58          --          --        58
Other, primarily Asset-Backed Securities(a)                         2           1           1         2
--------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                             $   888     $     1     $    13   $   876
--------------------------------------------------------------------------------------------------------

                                                                                1998
                                                            --------------------------------------------
                                                                            Gross       Gross
                                                            Amortized  Unrealized  Unrealized      Fair
December 31, (in millions)                                       Cost       Gains      Losses     Value
--------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                  $42,916     $    94     $    16   $42,994
  Collateralized Mortgage Obligations                             260          --          --       260
  U.S. Treasuries                                               8,844         285          13     9,116
Obligations of State and Political Subdivisions                   226           1          --       227
Debt Securities Issued by Foreign Governments                   8,176         108          58     8,226
Corporate Debt Securities                                         261           6          12       255
Equity Securities                                                 832         233           7     1,058
Other, primarily Asset-Backed Securities(a)                       628          44           5       667
--------------------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                           $62,143     $   771     $   111   $62,803
--------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
U.S. Government and Federal Agency/Corporation Obligations:
  Mortgage-Backed Securities                                  $   898     $    16     $    --   $   914
  Collateralized Mortgage Obligations                             720           1           1       720
  U.S. Treasuries                                                  65          --          --        65
Other, primarily Asset-Backed Securities(a)                         4          --          --         4
--------------------------------------------------------------------------------------------------------
Total Held-to-Maturity Securities                             $ 1,687     $    17     $     1   $ 1,703
--------------------------------------------------------------------------------------------------------

(a) Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations. See Note One for a further discussion.

      The amortized cost, estimated fair value and average yield at December 31, 1999 of Chase's AFS and HTM securities by contractual maturity range are presented in the following table.

                                               Available-for-Sale Securities        Held-to-Maturity Securities
                                              -------------------------------      ------------------------------
Maturity Schedule of Securities               Amortized       Fair    Average      Amortized      Fair    Average
December 31, 1999 (in millions)                    Cost      Value   Yield(a)           Cost     Value   Yield(a)
-----------------------------------------------------------------------------------------------------------------
Due in One Year or Less                        $  3,707   $  3,658      3.30%        $   138   $   136      6.92%
Due After One Year Through Five Years            14,916     14,497      5.16              24        24      8.67
Due After Five Years Through Ten Years            9,358      8,792      5.36               1         1      7.42
Due After Ten Years(b)                           35,139     33,678      6.20             725       715      6.51
-----------------------------------------------------------------------------------------------------------------
Total Securities                               $ 63,120   $ 60,625      5.66%        $   888   $   876      6.63%
-----------------------------------------------------------------------------------------------------------------

(a) The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.
(b) Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of Chase's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.

4 - LOANS

The composition of the loan portfolio at each of the dates indicated was as follows:

                                                    1999                             1998
                                      -----------------------------      -----------------------------
December 31, (in millions)            Domestic   Foreign      Total      Domestic   Foreign      Total
------------------------------------------------------------------------------------------------------
CONSUMER
1-4 Family Residential Mortgages      $ 44,262   $ 1,520   $ 45,782      $ 41,831   $ 1,467   $ 43,298
Credit Card                             15,633       761     16,394        14,229       718     14,947
Auto Financings                         18,442        48     18,490        16,456         1     16,457
Other Consumer                           6,902       471      7,373         8,375       753      9,128
------------------------------------------------------------------------------------------------------
  Total Consumer                        85,239     2,800     88,039        80,891     2,939     83,830
------------------------------------------------------------------------------------------------------
COMMERCIAL
Commercial and Industrial               48,097    25,179     73,276        43,123    25,532     68,655
Commercial Real Estate:
  Commercial Mortgage                    2,836        37      2,873         3,029       337      3,366
  Construction                             800        88        888           955        30        985
Financial Institutions                   4,211     3,598      7,809         6,583     4,537     11,120
Foreign Governments                         --     3,274      3,274            --     4,798      4,798
------------------------------------------------------------------------------------------------------
  Total Commercial                      55,944    32,176     88,120        53,690    35,234     88,924
------------------------------------------------------------------------------------------------------
Total Loans(a)                        $141,183   $34,976   $176,159      $134,581   $38,173   $172,754
------------------------------------------------------------------------------------------------------

(a) Loans are presented net of unearned income of $1,518 million and $1,667 million at December 31, 1999 and 1998, respectively.

      Bonds issued to Chase by foreign governments as part of a debt renegotiation (i.e., "Brady Bonds") are classified as loans but are subject to the provisions of SFAS 115. During 1999, Chase sold substantially all of its holdings of "Brady Bonds". Aggregate cash proceeds of $553 million from these loan sales approximated carrying value.

Impaired Loans

The table to the right sets forth information about Chase's impaired loans. Chase uses the discounted cash flow method as its primary method for valuing its impaired loans.

                                                               ------     ------
December 31, (in millions)                                       1999       1998
--------------------------------------------------------------------------------
Impaired Loans with an Allowance                               $  937     $1,020
Impaired Loans without an Allowance(a)                            284         25
--------------------------------------------------------------------------------
Total Impaired Loans                                           $1,221     $1,045
--------------------------------------------------------------------------------
Allowance for Impaired Loans under SFAS 114(b)                 $  280     $  314
Average Balance of Impaired Loans During the Year              $1,216     $  820
Interest Income Recognized on Impaired Loans
  During the Year                                              $   15     $   10
--------------------------------------------------------------------------------

(a) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.
(b) The allowance for impaired loans under SFAS 114 is included in Chase's allowance for loan losses.

5 - ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes in the allowance for loan losses.

Year Ended December 31,                          ------    ------    -------
(in millions)                                      1999      1998       1997
-------------------------------------------------------------------------------
Allowance at January 1                           $3,552    $3,624    $ 3,549
  Provision for Loan Losses                       1,621     1,343        804
  Charge-Offs                                    (1,987)   (1,791)    (1,096)
  Recoveries                                        254       373        292
                                                 ------    ------    -------
  Net Charge-Offs                                (1,733)   (1,418)      (804)
  Transfer to Other Liabilities                      --        --       (100)
  Allowance Related to Purchased Portfolios          18         5        172(a)
  Foreign Exchange Translation Adjustment            (1)       (2)         3
-------------------------------------------------------------------------------
Allowance at December 31                         $3,457    $3,552    $ 3,624
-------------------------------------------------------------------------------

(a) Includes approximately $160 million related to the purchase of a credit card portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

6 - LONG-TERM DEBT

The following table is a summary of long-term debt (net of unamortized original issue debt discount).

                                                  ------------     -----------     -----------    ------------     ------------
By remaining maturity at December 31,(a)                 Under                           After           1999              1998
(in millions)                                           1 year       1-5 years         5 years          Total             Total
--------------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY
Senior Debt:       Fixed Rate                          $   200         $ 1,386         $   117         $ 1,703          $   824
                   Variable Rate                         2,685           3,316              71           6,072            4,525
                   Modified Interest Rates(b)      5.51 - 6.71%    5.84 - 6.75%    4.74 - 6.36%    4.74 - 6.75%     5.06 - 9.78%
Subordinated Debt: Fixed Rate                              150           1,218           5,262           6,630            7,152
                   Variable Rate                           250             441             299             990              990
                   Modified Interest Rates(b)     6.19 - 10.13%    5.22 - 9.38%    5.36 - 7.75%   5.22 - 10.13%    5.22 - 10.38%
--------------------------------------------------------------------------------------------------------------------------------
                    Subtotal                           $ 3,285         $ 6,361         $ 5,749         $15,395          $13,491
--------------------------------------------------------------------------------------------------------------------------------
SUBSIDIARIES
Senior Debt:       Fixed Rate                          $   165         $   166         $   116         $   447          $   779
                   Variable Rate                            25             500              15             540              700
                   Modified Interest Rates(b)     6.47 - 10.69%   4.00 - 10.47%   5.95 - 10.60%   4.00 - 10.69%    4.00 - 10.60%
Subordinated Debt: Fixed Rate                               --             321             649             970              967
                   Variable Rate                            --             250              --             250              250
                   Modified Interest Rates(b)               --     3.24 - 7.25%    6.21 - 6.58%    3.24 - 7.25%     3.24 - 7.25%
--------------------------------------------------------------------------------------------------------------------------------
                    Subtotal                           $   190         $ 1,237         $   780         $ 2,207          $ 2,696
--------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                   $ 3,475         $ 7,598         $ 6,529         $17,602(c)       $16,187
--------------------------------------------------------------------------------------------------------------------------------

(a)   Remaining maturity is based on contractual maturity of the debt.
(b) The interest rates shown have been adjusted to reflect the effect of asset/liability derivative contracts, primarily interest rate swaps, used to convert Chase's fixed-rate debt to variable rates. The interest rates shown are those in effect at year-end.
(c) At December 31, 1999, long-term debt aggregating $2.8 billion was redeemable at the option of Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes. The aggregate principal amount of debt that matures in each of the five years subsequent to 1999 are $3,475 million in 2000, $2,578 million in 2001, $2,800 million in 2002, $1,290 million in 2003 and $930 million in 2004.

      Chase issues long-term debt denominated in various currencies, although predominately in U.S. dollars, with both fixed and variable interest rates.

      Fixed-rate debt outstanding at December 31, 1999 mature at various dates through 2048 and carry contractual interest rates ranging from 4.00% to 10.60%. The consolidated weighted-average interest rates on fixed-rate debt at December 31, 1999 and 1998 were 7.00% and 7.43%, respectively. Variable-rate debt outstanding, with contractually determined interest rates ranging from 5.27% to 6.90% at December 31, 1999, mature at various dates through 2039. The consolidated weighted-average contractual interest rates on variable-rate debt at December 31, 1999 and 1998 were 6.21% and 5.42%, respectively.

      Included in long-term debt are equity contract notes totaling $150 million at December 31, 1999. At December 31, 1999, Chase had designated proceeds from the sale of capital securities, as defined in regulations by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), in an amount sufficient to satisfy fully the requirements of its equity contract notes.

      Chase has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $360 million at December 31, 1999.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At December 31, 1999, seven separate wholly owned Delaware statutory business trusts established by Chase had issued an aggregate $2,538 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital of Chase. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of Chase. The sole asset of each statutory business trust is the debentures. Chase has fully and unconditionally guaranteed each of the business trust's obligations under each trust's capital securities. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

      The following is a summary of Chase's outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debentures issued by Chase to each trust as of December 31, 1999.

               ---------------------------   -------------------     ------------------      ------------------
($ in millions)      Amount of Capital       Principal Amount of     Stated Maturity of       Interest Rate of
               Securities, Net of Discount     Chase Debentures,     Capital Securities      Capital Securities
Name of Trust       Issued by Trust(a)         Held by Trust(b)        and Debentures          and Debentures
---------------------------------------------------------------------------------------------------------------
Chase Capital I          $   600                   $  619                12/1/2026                     7.67%
Chase Capital II             494                      516                 2/1/2027              LIBOR + .50%
Chase Capital III            296                      309                 3/1/2027              LIBOR + .55%
Chase Capital IV             350                      361                12/6/2027                     7.34%
Chase Capital V              200                      206                3/31/2028                     7.03%
Chase Capital VI             248                      258                 8/1/2028             LIBOR + .625%
Chase Capital VII            350                      361                5/15/2029                     7.00%
---------------------------------------------------------------------------------------------------------------
  Total                  $ 2,538                   $2,630
---------------------------------------------------------------------------------------------------------------

                   ------------------------------
                              Interest
                        Payment/Distribution
Name of Trust                   Dates
--------------------------------------------------
Chase Capital I    Semi-annual - commencing 6/1/97
Chase Capital II     Quarterly - commencing 5/1/97
Chase Capital III    Quarterly - commencing 6/1/97
Chase Capital IV    Quarterly - commencing 3/31/98
Chase Capital V     Quarterly - commencing 3/31/98
Chase Capital VI    Quarterly - commencing 11/1/98
Chase Capital VII   Quarterly - commencing 7/31/99
--------------------------------------------------

(a) Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of Chase.
(b) Represents the principal amount of Chase debentures held as assets by each trust. These amounts represent intercompany transactions and are eliminated in Chase's consolidated financial statements.

7 - PREFERRED STOCK OF SUBSIDIARY

In September 1996, Chase Preferred Capital Corporation ("Chase Preferred Capital"), a wholly owned subsidiary of Chase Bank, publicly issued 22 million shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares"), with a liquidation preference of $25 per share. Chase Preferred Capital is a real estate investment trust ("REIT") established for the purpose of acquiring, holding and managing real estate mortgage assets. Dividends on the Series A Preferred Shares are cumulative and are payable quarterly. The dividends are recorded as minority interest expense by Chase.

      The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On or after that date, the Series A Preferred Shares may be redeemed for cash at the option of Chase Preferred Capital, in whole or in part, at a redemption price of $25 per share, plus any accrued and unpaid dividends. The Series A Preferred Shares are treated as Tier 1 Capital of Chase. The Series A Preferred Shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Chase Preferred Capital, Chase or any of its subsidiaries. The total amount of Preferred Stock of Subsidiary outstanding at both December 31, 1999 and 1998 was $550 million.

8 - PREFERRED STOCK

Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding shares of preferred stock at December 31, 1999 and 1998 were 27.1 million and 31.1 million, respectively.

      During 1999, Chase redeemed its 9.76% Cumulative Preferred Stock, at a redemption price of $25 per share, together with any accrued but unpaid dividends.

      Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stock outstanding have preference over Chase's common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of Chase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

The following is a summary of Chase's preferred stocks outstanding:

                                                                                      Outstanding at December 31,
                                             Stated Value and             Shares      ---------------------------
                                      Redemption Price Per Share(a)   (in millions)    1999  (in millions) 1998
-----------------------------------------------------------------------------------------------------------------
Adjustable Rate, Series L Cumulative            $ 100.00                   2.0        $  200            $  200
Adjustable Rate, Series N Cumulative               25.00                   9.1           228               228
10.96% Cumulative                                  25.00                   4.0           100               100
10.84% Cumulative                                  25.00                   8.0           200               200
Fixed/Adjustable Rate, Noncumulative               50.00                   4.0           200               200
9.76% Cumulative                                   25.00                   4.0            --               100
-----------------------------------------------------------------------------------------------------------------

                                        Earliest       Rate in Effect at
                                     Redemption Date   December 31, 1999
------------------------------------------------------------------------
Adjustable Rate, Series L Cumulative   6/30/1999            5.124%(b)
Adjustable Rate, Series N Cumulative   6/30/1999            5.185(b)
10.96% Cumulative                      6/30/2000           10.960
10.84% Cumulative                      6/30/2001           10.840
Fixed/Adjustable Rate, Noncumulative   6/30/2003            4.960(b)
9.76% Cumulative                              --               --
------------------------------------------------------------------------

(a) Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b) Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remains fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.

9 - COMMON STOCK

Chase is authorized to issue 1.5 billion shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding were as follows:

                                       -----         -----        -----
December 31, (in millions)              1999          1998         1997
--------------------------------------------------------------------------------
Issued                                 881.9         881.7        881.5
Held in Treasury                       (54.7)        (33.7)       (39.6)
--------------------------------------------------------------------------------
Outstanding                            827.2         848.0        841.9
--------------------------------------------------------------------------------

In January 2000, Chase authorized the repurchase of up to $5 billion of common stock in the open market or through negotiated transactions. This amount is in addition to any amounts necessary to provide for issuances under Chase's dividend reinvestment plan and its various stock-based director and employee benefit plans. The new authorization became effective January 19, 2000.

      During 1999, Chase repurchased approximately 54.4 million shares of outstanding common stock under a stock repurchase plan, which began on January 4, 1999. During 1999, approximately 33.6 million shares were issued, primarily from treasury, under various employee stock option and other stock-based plans.

      As of December 31, 1999, approximately 111.2 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans.

      Common shares issued (newly issued or distributed from treasury) during 1999, 1998 and 1997 were as follows:

                                      ----          ----         ----
Year Ended December 31, (in millions) 1999          1998         1997
--------------------------------------------------------------------------------
Employee Benefit and
  Compensation Plans(a)               33.3          23.8         22.2
Dividend Reinvestment and
  Stock Purchase Plans                  .3            .3           .3
--------------------------------------------------------------------------------
Total Shares Newly Issued or
  Distributed from Treasury(b)        33.6          24.1         22.5
--------------------------------------------------------------------------------

(a)   See Note Sixteen for a discussion of Chase's employee stock option plans.
(b) Shares distributed from treasury were 33.4 million in 1999, 23.9 million in 1998 and 22.5 million in 1997.

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

10 - EARNINGS PER SHARE

Basic and diluted earnings per share ("EPS") were as follows for the dates indicated:

Year Ended December 31,                     -------     -------    -------
(in millions, except per share data)           1999        1998       1997
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE

Net Income                                  $ 5,446     $ 3,782    $ 3,708
Less: Preferred Stock Dividends                  71          98        182
--------------------------------------------------------------------------------
Net Income Applicable to Common Stock       $ 5,375     $ 3,684    $ 3,526
Weighted-Average Basic Shares Outstanding     828.8       846.1      849.2
Net Income Per Share                        $  6.49     $  4.35    $  4.15
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE

Net Income Applicable to Common Stock       $ 5,375     $ 3,684    $ 3,526
                                            -------     -------    -------
Weighted-Average Basic Shares Outstanding     828.8       846.1      849.2
Add: Broad-Based Options                        9.2         6.5       11.4
     Options to Key Employees                  19.0        16.7       17.8
                                            -------     -------    -------
Total Additional Shares                        28.2        23.2       29.2
--------------------------------------------------------------------------------
Weighted-Average Diluted Shares Outstanding   857.0       869.3      878.4
--------------------------------------------------------------------------------
Net Income Per Share                        $  6.27     $  4.24    $  4.01
--------------------------------------------------------------------------------

      Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but common shares outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. The impact of Chase's stock repurchase program reduces the weighted-average number of common shares for both the basic and diluted EPS computation. For purposes of diluted EPS, net income available for common stock is the same as the basic computation, as Chase had no convertible securities and, therefore, no adjustments to net income available for common stock were necessary.

11 - FEES FOR OTHER FINANCIAL SERVICES

Details of fees for other financial services were as follows:

                                                        ------   ------   ------
Year Ended December 31, (in millions)                     1999     1998     1997
--------------------------------------------------------------------------------
Mortgage Servicing Fees                                 $  405   $  192   $  231
Service Charges on Deposit Accounts                        393      368      376
Fees in Lieu of Compensating Balances                      378      344      314
Commissions on Letters of Credit and Acceptances           285      301      307
Brokerage and Investment Services                          198      142      128
Insurance Fees                                             171      145       91
Loan Commitment Fees                                       139      136      120
Other Fees                                                 527      465      416
--------------------------------------------------------------------------------
Total Fees for Other Financial Services                 $2,496   $2,093   $1,983
--------------------------------------------------------------------------------

12 - RESTRUCTURING COSTS AND OTHER EXPENSE

Restructuring Costs: Chase's expense management includes long-term strategic restructuring initiatives, such as the relocation of operations for Global Services businesses and consumer call centers, and other business initiatives, such as consolidations of operations.

      In connection with these new initiatives, in the fourth quarter of 1999, Chase incurred a charge of $100 million associated with planned consolidation actions in certain businesses and a charge of $75 million in connection with planned staff reductions and disposition of premises and equipment resulting from the announced relocation of several businesses to Florida, Texas, and Massachusetts. The $175 million restructuring charge in the fourth quarter of 1999 includes severance costs associated with the relocation of 2,300 positions and the projected elimination of 800 positions ($125 million). The remaining restructuring costs encompass the planned disposition of certain premises and equipment ($50 million).

      During the 1998 first quarter, Chase incurred a pre-tax charge of $510 million in connection with initiatives to streamline support functions and realign certain business activities. In December 1999, $127 million of costs were reversed primarily related to occupancy not fully utilized under the $510 million charge taken in 1998.

Other Expense: Details of other expense were as follows:

                                                   ------     ------     -------
Year Ended December 31, (in millions)                1999       1998        1997
--------------------------------------------------------------------------------
Professional Services                              $  719     $  668     $   575
Marketing Expense                                     459        419         415
Telecommunications                                    383        349         307
Amortization of Intangibles                           297        261         172
Travel and Entertainment                              226        243         220
Minority Interest(a)                                   49         50          74
Foreclosed Property Expense                            15          5          12
Special Contribution to the Foundation(b)             100         --          --
All Other                                           1,402      1,292       1,131
--------------------------------------------------------------------------------
Total Other Expense                                $3,650     $3,287     $ 2,906
--------------------------------------------------------------------------------

(a) Includes REIT minority interest expense of $44 million in each of 1999, 1998 and 1997.
(b) Represents a $100 million special contribution to The Chase Manhattan Foundation.

13 - COMPREHENSIVE INCOME

Comprehensive income for Chase includes net income, as well as the change in unrealized gains and losses on AFS securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

      The following table presents cumulative other comprehensive income balances:

                             ----------------   -------------- -------------
                                                                  Cumulative
                                Unrealized                             Other
Year Ended December 31,      Gains (Losses)     Translation    Comprehensive
(in millions)                On Securities(a)   Adjustments(b)        Income
--------------------------------------------------------------------------------
Balance December 31, 1996          $  (288)           $  17          $  (271)
  Net change                           383               --              383
                                   -------            -----          -------
Balance December 31, 1997               95               17              112
  Net change                           280               --              280
                                   -------            -----          -------
Balance December 31, 1998              375               17              392
  Net change                        (1,846)              --           (1,846)
                                   -------            -----          -------
Balance December 31, 1999          $(1,471)           $  17          $(1,454)
                                   =======            =====          =======
--------------------------------------------------------------------------------

(a) Represents the after-tax difference between the fair value and amortized cost of available-for-sale securities portfolio, including securities classified as loans which are subject to the provisions of SFAS 115.
(b) Includes gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with the related hedges and tax effects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

      The net change in the table below represents other comprehensive income. This net change amount for Chase represents two components: net unrealized holding gains/(losses) and reclassification adjustments. The reclassification adjustment in the table below represents amounts recognized in net income during the period that had previously been displayed as part of other comprehensive income.

                                                       --------   -----   -----
Year Ended December 31, (in millions)                     1999     1998    1997
--------------------------------------------------------------------------------
Net unrealized holdings gains (losses)
  arising during the period, net of taxes(a)           $(1,717)   $ 371   $ 425
Reclassification adjustment for (gains) losses
  included in net income, net of taxes(b)                 (129)     (91)    (42)
--------------------------------------------------------------------------------
Net change                                             $(1,846)   $ 280   $ 383
--------------------------------------------------------------------------------

(a) Net of tax benefit of $1,169 million in 1999 and net of tax expense of $219 million in 1998 and $325 million in 1997.
(b) Net of taxes of $88 million, $54 million and $32 million for 1999, 1998 and 1997, respectively.

14 - INCOME TAXES

Deferred income tax expense (benefit) results from differences between amounts of assets and liabilities as measured for financial reporting and income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table.

                                              -------          ------
December 31, (in millions)                       1999            1998
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
  Allowance for Credit Losses                 $ 1,022          $1,038
  Allowance Other Than Credit Losses              611             800
  Foreign Operations                              186             360
  Employee Benefits                             1,116             784
  Fair Value Adjustments                          299              --
  Other                                            --              36
--------------------------------------------------------------------------------
Gross Deferred Tax Assets                     $ 3,234          $3,018
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
  Leasing Transactions                        $ 2,416          $2,370
  Fair Value Adjustments                           --             313
  Depreciation and Amortization                   561             481
  Other                                           199             162
--------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                $ 3,176          $3,326
--------------------------------------------------------------------------------
Valuation Allowance                           $    45          $   40
--------------------------------------------------------------------------------
Net Deferred Tax Asset (Liability)            $    13          $ (348)
--------------------------------------------------------------------------------

      A valuation allowance has been recorded in accordance with SFAS 109, relating primarily to tax benefits associated with foreign operations and with state and local deferred tax assets.

      Chase expects that, when paid, the deferred foreign taxes of $206 million at December 31, 1999 will be creditable on its Federal income tax return.

      The components of income tax expense included in the Consolidated Statement of Income were as follows:

                                               ------       -------      ------
Year Ended December 31, (in millions)            1999          1998        1997
--------------------------------------------------------------------------------
Current Income Tax Expense
   Federal                                     $  828       $   723      $  813
   Foreign                                        779           712         614
   State and Local                                241           282         226
--------------------------------------------------------------------------------
Total Current Expense                           1,848         1,717       1,653
--------------------------------------------------------------------------------
Deferred Income Tax Expense
   Federal                                      1,014           446         483
   Foreign                                         42           (17)        (39)
   State and Local                                 25             2         105
--------------------------------------------------------------------------------
Total Deferred Expense                          1,081           431         549
--------------------------------------------------------------------------------
Total Income Tax Expense                       $2,929       $ 2,148      $2,202
--------------------------------------------------------------------------------

      The preceding table does not reflect the tax effects of unrealized gains and losses on available-for-sale securities and certain tax benefits associated with Chase's employee stock plans. The tax effect of these items are recorded directly in stockholders' equity. Stockholders' equity increased by $1,673 million and $58 million, respectively, in 1999 and 1998 and decreased by $35 million in 1997 as a result of these tax effects.

      Federal income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, to the extent such earnings have been reinvested abroad for an indefinite period of time. For 1999, such earnings approximate $290 million on a pre-tax basis. At December 31, 1999, the cumulative amount of undistributed earnings was approximately $1,054 million. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

      The tax expense applicable to securities gains and losses for the years 1999, 1998 and 1997 was $36 million, $219 million and $116 million, respectively.

      A reconciliation of the income tax expense computed at the applicable statutory U.S. income tax rate to the actual income tax expense for the past three years is shown in the following table.

                                               ------       -------      ------
Year Ended December 31, (in millions)            1999          1998        1997
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Expense             $2,931       $ 2,075      $2,068
Increase (Decrease) in Tax Expense
  Resulting from:
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                      173           185         215
Foreign Subsidiary Earnings                       (75)          (70)        (45)
Other-Net                                        (100)          (42)        (36)
--------------------------------------------------------------------------------
Total Income Tax Expense                       $2,929       $ 2,148      $2,202
--------------------------------------------------------------------------------

      The following table presents the domestic and foreign components of income before income tax expense.

                                                ------       -------     -------
Year Ended December 31, (in millions)             1999          1998        1997
--------------------------------------------------------------------------------
Domestic                                        $5,984       $ 4,315     $ 4,087
Foreign(a)                                       2,391         1,615       1,823
--------------------------------------------------------------------------------
Income Before Income Tax Expense                $8,375       $ 5,930     $ 5,910
--------------------------------------------------------------------------------

(a) For purposes of this table, foreign income is defined as income generated from operations located outside the United States.

15 - POSTRETIREMENT EMPLOYEE BENEFITS PLANS

PENSION PLANS

The accompanying table presents the funded status and actuarial assumptions for Chase's noncontributory domestic defined benefit pension plan (the "domestic pension plan"). The domestic pension plan employs a cash balance defined benefit formula that provides for benefits based on salary and service. The 1999 unrecognized amount primarily resulted from higher than expected returns on plan assets.

DOMESTIC PENSION PLAN

                                                          -------      -------
As of or for the Year Ended December 31, (in millions)       1999         1998
--------------------------------------------------------------------------------
Benefit Obligation                                        $(2,594)     $(2,473)
Plan Assets at Fair Value                                   3,053        2,880
--------------------------------------------------------------------------------
Plan Assets in Excess of Benefit Obligation                   459          407
Unrecognized Amounts                                         (418)        (275)
--------------------------------------------------------------------------------
Prepaid Pension Cost Reported in Other Assets             $    41      $   132
--------------------------------------------------------------------------------
Employer Contributions to Trust                           $    --      $    --
Benefits Paid Out of the Trust                                185          174
Weighted-Average Annualized Actuarial Assumptions
  as of December 31:
  Discount Rate                                              8.00%        6.75%
  Assumed Rate of Long-Term Return
    on Plan Assets                                           9.00%        8.50%
  Rate of Increase in Future Compensation                    5.66%        5.00%
--------------------------------------------------------------------------------

      The periodic domestic pension plan expense (reported in Employee Benefits expense) totaled $91 million in 1999 and $79 million in each of 1998 and 1997. The increase in the 1999 expense from 1998 primarily reflects higher service costs and lower actuarial gains.

      Chase also has a number of other defined benefit pension plans (i.e., domestic plans not subject to Title IV of the Employee Retirement Income Security Act) and several foreign pension plans. Employee Benefits expense related to these plans totaled $30 million in 1999, $28 million in 1998 and $26 million in 1997. At December 31, 1999 and 1998, Chase's liability included in Accrued Expenses related to plans that Chase elected not to prefund fully totaled $159 million and $201 million, respectively.

      Employee Benefits expense related to defined contribution plans totaled $142 million in 1999, $135 million in 1998 and $127 million in 1997.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE

Chase provides postretirement medical and life insurance benefits to qualifying domestic and foreign employees. These benefits vary with length of service and date of hire and provide for limits on Chase's share of covered medical benefits. The medical benefits are contributory and the life insurance benefits are noncontributory.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY

                                                           ------         -----
As of or for the Year Ended December 31, (in millions)       1999          1998
--------------------------------------------------------------------------------
Benefit Obligation                                         $ (682)        $(767)
Unrecognized Amounts                                         (179)          (86)
--------------------------------------------------------------------------------
Accrued Postretirement Medical and Life Insurance
  Cost Reported in Accrued Expenses                        $ (861)        $(853)
--------------------------------------------------------------------------------
Benefits Paid(a)                                           $   52         $  42
--------------------------------------------------------------------------------

(a) Net of $8 million and $7 million of retiree contributions in 1999 and 1998, respectively.

      The periodic postretirement medical and life insurance expense (reported in Employee Benefits expense) totaled $60 million in 1999, $65 million in 1998 and $68 million in 1997.

      The discount rates and rates of increase for future compensation used to determine the actuarial values for postretirement medical and life insurance benefits are generally consistent with those used for the domestic pension plan. At December 31, 1999, the assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 7.5% for 2000, declining gradually over six years to a floor of 5.6%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 1999 benefit obligation and 1999 periodic expense by up to 4.4%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

16 - EMPLOYEE STOCK-BASED INCENTIVES

KEY EMPLOYEE STOCK-BASED AWARDS

Chase has a long-term stock-based incentive plan (the "LTIP") that provides for grants of common stock-based awards, including stock options, restricted stock and restricted stock units ("RSU") to certain key employees. In addition, a portion of incentive compensation exceeding specified levels is paid in restricted stock or RSUs (the "deferred equity plan").

      Under the LTIP plan, stock options have been granted with exercise prices equal to Chase's common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date, and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

      The accompanying table presents a summary of key employee option activity during the last three years.

KEY EMPLOYEE STOCK OPTIONS

Year Ended December 31,                      1999                             1998                            1997
                                   -------------------------------   -----------------------------   ----------------------------
(Amounts in thousands,             Number of      Weighted-Average   Number of    Weighted-Average   Number of   Weighted-Average
except per share amounts)            Options        Exercise Price     Options      Exercise Price     Options     Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1        46,804             $   34.57      44,076            $  28.14      43,202           $  20.75
Granted                               14,605(a)              62.04      11,486               54.92      11,952              46.19
Exercised                             (8,490)                27.27      (8,493)              22.70     (10,458)             20.22
Canceled                                (481)                58.62        (265)              47.25        (620)             33.75
---------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31      52,438(b)          $   43.77      46,804            $  34.57      44,076           $  28.14
---------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31      29,620             $   30.85      27,271            $  25.15      27,264           $  21.30
---------------------------------------------------------------------------------------------------------------------------------

(a) Includes 3,416,000 options at a weighted average exercise price of $23.41 related to acquisition of H&Q.
(b) Of the total options outstanding at December 31, 1999, 9,420,000 options (8,646,000 were exercisable) had exercise prices ranging from $5 to $20, or $15.12 on average, and a weighted-average remaining contractual life of
      3.2 years; 11,752,000 options (11,128,000 were exercisable) had exercise prices ranging from $20.01 to $40.00, or $25.90 on average, and a remaining contractual life of 5.1 years; 31,266,000 options (9,846,000 were exercisable) had exercise prices ranging from $40.01 to $87.59, or $59.12 on average, and a remaining contractual life of 8.0 years.

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

      During 1999, 9.4 million of LTIP awards (all payable solely in stock) were granted. For all 1999 LTIP awards, vesting for restricted shares and RSUs is conditioned on continued employment. Of the total 9.4 million LTIP awards granted, vesting of 887,000 of such awards is also conditioned upon Chase's stock price reaching and sustaining target prices (the "targets") during the service period, subject to minimum vesting periods; the awards are forfeited in their entirety if the targets are not achieved ("forfeitable awards"). The target stock price of $110 for half of the 1999 forfeitable awards exceeded the stock price on the grant date by approximately 50% and the target stock price of $125 for the other half exceeded the stock price on the grant date by approximately 70%.

      Under the LTIP, in 1998 and 1997, 7.8 million and 710,000 awards (all payable solely in stock), respectively, were granted. Of the total 7.8 million LTIP awards granted in 1998, 1.2 million of such awards are forfeitable. Half of the 1998 forfeitable awards vested in 1998 as a result of the target price having been achieved. For the remaining half of the 1998 forfeitable awards, the target price was achieved in 1999 but the awards are still subject to a minimum vesting period. For all the 1997 awards, vesting was conditioned solely on continued employment.

      Under the deferred equity plan, additional restricted stock and RSUs are outstanding for which vesting is conditioned solely on continued employment. During 1999, 1998, and 1997, respectively, 99,000, 520,000 and 522,000 of such awards were granted.

BROAD-BASED EMPLOYEE STOCK OPTIONS

Under the Value Sharing Plan originally adopted by Chase in December 1996, annual awards were granted in December of 1996, 1997 and 1998. The 1996, 1997 and 1998 awards became exercisable in 1997, 1998 and 1999, respectively, as a result of the target prices having been achieved. All outstanding options expire 10 years after their respective grant dates. The following table presents the activity in the broad-based employee stock option plans during the past three years.

BROAD-BASED EMPLOYEE STOCK OPTIONS

Year Ended December 31,                       1999                             1998                             1997
                                    ------------------------------   ------------------------------   ------------------------------
(Amounts in thousands,              Number of     Weighted-Average   Number of     Weighted-Average   Number of    Weighted-Average
except per share amounts)             Options       Exercise Price     Options       Exercise Price     Options      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1         52,540              $ 49.65      42,808             $  43.57      33,756          $    32.54
Granted                                    --                   --      21,559                59.94      20,444               55.85
Exercised                             (16,572)               52.86      (8,168)               43.92     (10,082)              32.71
Canceled                               (2,010)               59.78      (3,659)               44.68      (1,310)              41.66
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31       33,958(a)           $ 47.48      52,540             $  49.65      42,808          $    43.57
------------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31       33,958              $ 47.48      31,057             $  42.53      22,364          $    32.35
------------------------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 1999, all options were exercisable. The exercise prices for the options were: $17.07 ($15.39 to $22.66) for the 2,265,000 options granted under the prior Chase plan; $20.25 for the 4,489,000 options granted under the prior Chemical plan; and $43.19 for the 6,658,000 options granted in 1996, $55.85 for the 8,824,000 options granted in 1997 and $59.94 for the 11,722,000 options granted in 1998 under the Value Sharing Plan. The average remaining contractual life was 7.4 years for all options outstanding and exercisable.

COMPARISON OF THE FAIR- AND INTRINSIC-VALUE-BASED MEASUREMENT METHODS

Chase accounts for its employee stock-based compensation plans under the intrinsic-value-based method in accordance with SFAS 123. There is no expense recognized for stock options, as they have no intrinsic value on the grant date. Forfeitable restricted stock and RSUs are expensed based upon the target prices. The expense for restricted stock and RSUs other than forfeitable awards is measured by the grant-date stock price. Pre-tax stock compensation expense recognized in reported earnings totaled $341 million in 1999, $253 million in 1998 and $228 million in 1997. In 1998 and 1997, there was $37 million and $135 million, respectively, of costs incurred for the accelerated vesting of stock-based incentive awards.

      If Chase had adopted the fair-value-based method pursuant to SFAS 123, options would be valued using a Black-Scholes model. Forfeitable restricted stock and RSUs would be valued at the grant-date stock price, after deducting the value assigned to the probability that the stock price would not reach the target. The expense would be the same as under the intrinsic-value-based method for restricted stock and RSUs other than forfeitable awards, and for any awards for which cash payments may be received in lieu of stock. The pro forma net income and basic and diluted earnings per share impact, if the fair-value-based method had been adopted, would have been up to 6.2% lower than reported 1999 amounts, 5.7% lower than reported 1998 amounts, and 2.5% lower than reported 1997 amounts. The impact of stock compensation on pro forma expense increased in 1999 and 1998, as compared with the respective prior years, primarily due to the impact of the vesting of options granted in December 1998 and 1997 under the Value Sharing Plan and the higher fair value of options as compared with the prior years. The 1998 and 1997 Value Sharing Plan options vested when the targets were achieved in 1999 and 1998, respectively, and, therefore, all remaining pro forma expense would have been recognized. The fair value of 1999 and 1998 grants increased over the respective prior years as a result of updated valuation assumptions, based on factors such as an increase in the stock price.

      The following table presents the weighted-average grant-date fair value for equity awards and the assumptions used to value the options using a Black-Scholes model for equity awards granted during the past three years.

                                           ----------   ---------   ---------
Year Ended December 31,                          1999        1998        1997
------------------------------------------------------------------------------
Weighted-Average Grant-Date Fair Value(a)
  Options Granted to:
    Key Employees                          $    27.31   $   14.69   $   13.29
    All Other Employees                            --       18.50       14.57
  All Restricted Stock and RSUs Payable
    in Stock                                    68.54       50.01       47.87
Weighted-Average Annualized Option
  Valuation Assumptions
    Risk-Free Interest Rate                      6.65%       4.81%       5.96%
    Expected Dividend Yield(b)                   2.23        2.66        2.29
    Expected Common Stock Price Volatility         34          31          23
Assumed Weighted-Average Expected
  Life of Options (in Years)
    Key Employee Stock Options                    6.8         6.8         6.3
    Broad-Based Employee Stock Options             --         6.0         6.0
------------------------------------------------------------------------------

(a) Under the fair-value-based method, the grant-date fair value for an option equals the sum of the annual probability of exercise or vested termination, multiplied by the dividend-adjusted Black-Scholes-derived value of an option terminating in that year.
(b) The expected dividend yield is based primarily on historical data at the grant dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

17 - RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by Chase's bank subsidiaries with various Federal Reserve Banks was approximately $0.7 billion during both 1999 and 1998.

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

      At December 31, 1999, Chase's bank subsidiaries could pay, in the aggregate, $2.4 billion in dividends to their respective bank holding companies, without approval of their relevant banking regulators.

18 - CAPITAL

There are two categories of risk-based capital: core capital (referred to as Tier 1 Capital) and supplementary capital (referred to as Tier 2 Capital). Tier 1 Capital includes common stockholders' equity, qualifying preferred stock, minority interest, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, and the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets. Under the risk-based capital guidelines of the Federal Reserve Board, Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) Capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the regulators. Bank subsidiaries are also subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 1999, Chase met all capital requirements to which it is subject and is not aware of any subsequent events that would alter this classification.

      The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries.

                                 -------------   ----------   -----------   --------   -------------   -------------  --------------
                                                                 Risk-      Adjusted    Tier 1           Total          Tier 1
                                  Tier 1           Total      Weighted       Average   Capital(c)(e)   Capital(c)(e)  Leverage(c)(f)
December 31, 1999 (in millions)  Capital(b)(c)   Capital(c)     Assets(d)     Assets     Ratio           Ratio           Ratio
------------------------------------------------------------------------------------------------------------------------------------
Chase(a)                       $  25,453         $36,485      $301,501      $385,838      8.44%          12.10%           6.60%
Chase Bank                        18,648          26,277       238,443       311,398      7.82%          11.02%           5.99%
Chase USA                          3,021           4,200        34,726        34,180      8.70%          12.09%           8.84%
Chase Texas                        1,605           2,266        18,908        22,554      8.49%          11.98%           7.12%
Well Capitalized Ratios(g)                                                                6.00%          10.00%           5.00%(h)
Minimum Capital Ratios(g)                                                                 4.00%           8.00%           3.00%
------------------------------------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.
(b) In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for Chase includes preferred stock instruments issued by subsidiaries of Chase. For a further discussion, see Notes Six and Seven.
(c) The provisions of SFAS 115 do not apply to the calculations of the Tier 1 Capital and Tier 1 Leverage ratios. The risk-based capital guidelines do permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 Capital.
(d) Includes off-balance sheet risk-weighted assets in the amounts of $93,150 million, $84,908 million, $2,537 million and $3,996 million, respectively, at December 31, 1999.
(e) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(f) Tier 1 Capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).
(g) As defined by the regulations issued by the Federal Reserve Board, the FDIC and the OCC.
(h) Represents requirements for bank subsidiaries pursuant to regulations issued under The Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 Leverage component in the definition of a well capitalized bank holding company.

19 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Chase utilizes derivative and foreign exchange financial instruments for both trading and asset/liability activities. A discussion of the credit risk associated with these instruments is included in the Derivative and Foreign Exchange Contracts section of the Management's Discussion and Analysis ("MD&A") on page 42. For a discussion of Chase's market risk, see the Overview within the Market Risk Management section of the MD&A on page 45.

Derivative and Foreign Exchange Instruments Used for Trading Purposes: The credit risk associated with Chase's trading activities is recorded on the balance sheet. The effects of any market risk (gains or losses) on Chase's trading activities have been reflected in trading revenue, as the trading instruments are marked-to-market daily. See Note One.

Derivative and Foreign Exchange Instruments Used for Asset/Liability Activities:
A discussion of Chase's use of these instruments for asset/liability activities is included in Note One.

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

                                                       Notional Amounts(a)       Credit Exposure
                                                      ---------------------   ---------------------
December 31, (in billions)                                 1999        1998        1999        1998
---------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest Rate Swaps
  Trading                                             $ 7,127.9   $ 4,882.4   $     8.5   $    10.7
  Asset/Liability                                          84.0        97.8         0.4         0.3
Futures, Forwards and Forward Rate Agreements
  Trading                                               2,531.4     2,090.0         0.2         0.4
  Asset/Liability                                          82.1        74.6          --          --
Purchased Options
  Trading                                                 504.9       443.8         1.2         1.5
  Asset/Liability                                          95.9        52.6          --          --
Written Options
  Trading                                                 650.6       503.2          --          --
  Asset/Liability                                          50.1        27.5          --          --
---------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                         $11,126.9   $ 8,171.9   $    10.3   $    12.9
---------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                             $ 1,232.5   $ 1,532.6   $     9.6   $    11.0
  Asset/Liability                                           9.6        54.0          --          --
Other Foreign Exchange Contracts(b)
  Trading                                                 408.4       449.8         6.2         5.0
  Asset/Liability                                           1.6         4.2          --          --
---------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                      $ 1,652.1   $ 2,040.6   $    15.8   $    16.0
---------------------------------------------------------------------------------------------------
DEBT, EQUITY, COMMODITY AND OTHER CONTRACTS
  Trading                                             $   157.6   $   140.5   $     7.4   $     4.3
---------------------------------------------------------------------------------------------------
Total Debt, Equity, Commodity and Other Contracts     $   157.6   $   140.5   $     7.4   $     4.3
---------------------------------------------------------------------------------------------------
Total Credit Exposure Recorded on the Balance Sheet                           $    33.5   $    33.2
---------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and equity, commodity and other contracts were $1,075.4 billion, $3.0 billion and $13.0 billion, respectively, at December 31, 1999, compared with $699.3 billion, $3.3 billion and $3.9 billion, respectively, at December 31, 1998. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.
(b) Includes notional amounts of purchased options, written options and cross-currency interest rate swaps of $93.5 billion, $ 97.2 billion and $219.3 billion, respectively, at December 31, 1999, compared with $137.0 billion, $137.9 billion and $179.1 billion, respectively, at December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

      When Chase has more than one transaction outstanding with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the "net" mark-to-market exposures represent the netting of the positive and negative exposures with the same counterparty. Net mark-to-market is, in Chase's view, the best measure of credit risk when there is a legally enforceable master netting agreement between Chase and the counterparty.

Classes of Derivative and Foreign Exchange Instruments: The following instruments are used by Chase for purposes of both trading and asset/liability activities.

      Derivative and foreign exchange instruments may be broadly categorized as exchange-traded or over-the-counter ("OTC"). Exchange-traded instruments are executed through a recognized exchange as standardized contracts and are primarily futures and options. OTC contracts are executed between two counterparties that negotiate specific agreement terms, including the underlying instrument, notional amount, exercise price and maturity. In this context, the underlying instrument may include interest rates, foreign exchange rates, commodities, debt or equity instruments.

      Interest rate swaps are contracts in which a series of interest rate flows in a single currency is exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that Chase utilizes for both assets and liabilities. An example of a situation in which Chase would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged but the interest streams would change. Cross-currency interest rate swaps are contracts that generally involve the exchange of both interest and principal amounts in two different currencies.

      Interest rate futures and forwards are contracts for the delayed delivery of securities or money market instruments. The selling party agrees to deliver, on a specified future date, a specified instrument at a specified price or yield.

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

      Chase's use of written options as part of its asset/liability activities is permitted only in those circumstances where they are specifically linked to purchased options. All unmatched written options are included in the trading portfolio at fair value.

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

      Credit risk is reduced significantly by entering into legally enforceable master netting agreements. To further reduce exposure, management may obtain collateral. The amount and nature of the collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

20 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

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

      Additionally, to provide for risks of losses inherent in the credit extension process, management computes specific and expected loss components as well as a residual component for lending-related commitments. At December 31, 1999 and 1998, the Allowance for Credit Losses on Lending-Related Commitments was $170 million, which is reported in Other Liabilities.

      The following table summarizes the contract amounts relating to Chase's lending-related financial instruments at December 31, 1999 and 1998.

OFF-BALANCE SHEET LENDING-RELATED
FINANCIAL INSTRUMENTS

                                                         -------        --------
December 31, (in millions)                                  1999            1998
--------------------------------------------------------------------------------
Credit Card Lines                                       $ 88,702        $ 80,763
Other Unfunded Commitments to Extend Credit              165,381         144,519
Standby Letters of Credit and Guarantees (Net of
  Risk Participations of $6,531 and $6,666)               30,800          32,277
Other Letters of Credit                                    4,190           3,740
Customers' Securities Lent                                83,117          58,592
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

21 - CREDIT RISK CONCENTRATIONS

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

                                                             Table on:
----------------------------------------------------------------------
Residential Mortgage Loans by Geographic Region                Page 40
Managed Credit Card Loans by Geographic Region                 Page 40
Auto Financings by Geographic Region                           Page 40
Derivative and Foreign Exchange Contracts                      Page 42
Cross-Border Exposure                                          Page 43
----------------------------------------------------------------------

      The table below indicates major product and industry segments, including both on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) exposures.

                                     1999 Distributions                    1998 Distributions
                             -----------------------------------   -----------------------------------
                               Credit   On-Balance   Off-Balance    Credit    On-Balance   Off-Balance
December 31, (in billions)   Exposure        Sheet         Sheet   Exposure        Sheet         Sheet
------------------------------------------------------------------------------------------------------
Credit Cards                  $105.1       $  16.4       $  88.7    $ 95.7        $ 14.9        $ 80.8
Residential Mortgages           49.1          45.8           3.3      45.2          43.3           1.9
Depository Institutions         73.8          52.0          21.8      51.5          33.9          17.6
Auto Financings                 18.7          18.5           0.2      16.8          16.5           0.3
Commercial Real Estate           6.2           3.8           2.4       7.0           4.4           2.6
------------------------------------------------------------------------------------------------------
Total                         $252.9       $ 136.5       $ 116.4    $216.2        $113.0        $103.2
------------------------------------------------------------------------------------------------------

22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties (other than in a forced sale or liquidation), and is best evidenced by a quoted market price, if one exists.

      Quoted market prices are not available for all of Chase's financial instruments. As a result, the fair values presented are estimates derived using present value or other valuation techniques and may not be indicative of net realizable value. In addition, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

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

      Fair values among financial institutions are not comparable due to the wide range of permitted valuation techniques and numerous estimates that must be made. This lack of objective valuation standard introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned in using this information for purposes of evaluating the financial condition of Chase, compared with other financial institutions.

      The following summary presents the methodologies and assumptions used to estimate the fair value of Chase's financial instruments required under the guidelines of SFAS 107.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

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

Securities: Available-for-sale securities and related derivative contracts are carried at fair value. Held-to-maturity securities are carried at amortized cost. The fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively traded securities is based on independent broker quotations.

Loans: Loans are valued using methodologies suitable for each type of loan.

      The fair value of Chase's commercial loan portfolio is estimated by assessing the two main risk components of the portfolio: credit and interest. The estimated cash flows are adjusted to reflect the inherent credit risk and then are discounted, using a rate appropriate for each maturity that incorporates the effects of interest rate changes. Generally, emerging market loans are valued based on secondary market prices.

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

Other Assets: This caption consists primarily of private equity investments. Nonpublic investments are carried at cost, which is viewed as an approximation of fair value. The carrying value of nonpublic investments is adjusted for holdings in which a subsequent investment by an unaffiliated party indicates a valuation in excess of cost and for holdings for which evidence of an other-than-temporary decline in value exists.

      Public securities held by Chase Capital Partners are valued at quoted market prices (prior to any liquidity discounts) for the purpose of fair value disclosure required by SFAS 107.

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

Trading Liabilities: Chase carries trading liabilities, which include securities sold, not yet purchased, structured notes, and derivative and foreign exchange contracts, at estimated fair value.

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

Lending-Related Commitments: Chase has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

      The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107, and certain derivative contracts used for asset/liability activities related to these financial assets and liabilities.

                                                  Financial Assets/Financial Liabilities
                                                  --------------------------------------
                                                                               Estimated
                                                              Carrying              Fair
December 31, 1999 (in millions)                                  Value(a)(b)       Value(a)(b)
------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Assets for Which Fair Value Approximates Carrying Value       $ 81,126          $ 81,126
Trading Assets                                                  63,269            63,269
Securities Available-for-Sale                                   60,625            60,625
Securities Held-to-Maturity                                        888               876
Loans, Net of Allowance for Loan Losses                        172,702           173,405
Other Assets(e)                                                  8,804            10,168
------------------------------------------------------------------------------------------------
  Total Financial Assets                                      $387,414          $389,469
------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Liabilities for Which Fair Value Approximates Carrying Value  $292,343          $292,343
Domestic Time Deposits                                          30,022            30,207
Trading Liabilities                                             38,573            38,573
Long-Term Debt-Related Instruments                              20,140            19,476
------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                 $381,078          $380,599
------------------------------------------------------------------------------------------------

December 31, 1998
FINANCIAL ASSETS
Assets for Which Fair Value Approximates Carrying Value       $ 59,251          $ 59,251
Trading Assets                                                  57,692            57,692
Securities Available-for-Sale                                   62,803            62,803
Securities Held-to-Maturity                                      1,687             1,703
Loans, Net of Allowance for Loan Losses                        169,202           171,063
Other Assets(e)                                                  5,103             5,444
------------------------------------------------------------------------------------------------
  Total Financial Assets                                      $355,738          $357,956
------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Liabilities for Which Fair Value Approximates Carrying Value  $247,833          $247,833
Domestic Time Deposits                                          35,933            35,746
Trading Liabilities                                             38,502            38,502
Long-Term Debt-Related Instruments                              18,375            18,438
------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                 $340,643          $340,519
------------------------------------------------------------------------------------------------

                                                                Derivative Contracts Used for Asset/Liability Activities
                                                                ---------------------------------------------------------
                                                                                     Gross           Gross   Estimated
                                                                Carrying       Unrecognized   Unrecognized        Fair
December 31, 1999 (in millions)                                    Value(c)           Gains         Losses       Value(d)
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Assets for Which Fair Value Approximates Carrying Value         $      4           $     15       $     (9)   $     10
Trading Assets                                                        --                 --             --          --
Securities Available-for-Sale                                        (22)                --             --         (22)
Securities Held-to-Maturity                                           --                 --             --          --
Loans, Net of Allowance for Loan Losses                              (19)               249           (179)         51
Other Assets(e)                                                       93                 28           (345)       (224)
-------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                        $     56           $    292       $   (533)   $   (185)
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Liabilities for Which Fair Value Approximates Carrying Value    $    227           $     69       $   (381)   $    (85)
Domestic Time Deposits                                               243                 27           (239)         31
Trading Liabilities                                                   --                 --             --          --
Long-Term Debt-Related Instruments                                    63                 79           (213)        (71)
-------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                   $    533           $    175       $   (833)   $   (125)
-------------------------------------------------------------------------------------------------------------------------

December 31, 1998
FINANCIAL ASSETS
Assets for Which Fair Value Approximates Carrying Value         $     41           $     70       $   (159)   $    (48)
Trading Assets                                                        --                 --             --          --
Securities Available-for-Sale                                       (151)                --             --        (151)
Securities Held-to-Maturity                                           --                 --             --          --
Loans, Net of Allowance for Loan Losses                               90                335           (678)       (253)
Other Assets(e)                                                      118                283            (74)        327
-------------------------------------------------------------------------------------------------------------------------
  Total Financial Assets                                        $     98           $    688       $   (911)   $   (125)
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Liabilities for Which Fair Value Approximates Carrying Value    $    106           $    159       $   (413)   $   (148)
Domestic Time Deposits                                               260                308           (112)        456
Trading Liabilities                                                   --                 --             --          --
Long-Term Debt-Related Instruments                                    68                430            (31)        467
-------------------------------------------------------------------------------------------------------------------------
  Total Financial Liabilities                                   $    434           $    897       $   (556)   $    775
-------------------------------------------------------------------------------------------------------------------------

(a) Includes the carrying value and estimated fair value of derivative contracts used for asset/liability activities.
(b) The carrying value and estimated fair value of daily margin settlements on open futures contracts are primarily included in Other Assets on the balance sheet, except when used in connection with available-for-sale securities, which are carried at fair value and are included in
      Securities: Available-for-Sale on the balance sheet. Chase uses futures contracts in its asset/liability activities to modify the interest rate characteristics of balance sheet instruments such as available-for-sale securities, loans and deposits. Unrecognized net gains from daily margin settlements on open futures contracts were $22 million at December 31, 1999, in contrast to an unrecognized net loss of $8 million at December 31, 1998.
(c) The carrying value of derivatives used for asset/liability activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet, except for derivatives used in connection with available-for-sale securities, which are carried at fair value and are included in Securities: Available-for-Sale on the balance sheet.
(d) Derivative contracts used for asset/liability activities were valued using market prices or pricing models consistent with methods used by Chase in valuing similar instruments used for trading purposes.
(e) At December 31, 1999, deferred gains and losses associated with anticipatory asset/liability transactions were insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

23 - SEGMENT INFORMATION

Chase is organized into three major businesses: Global Bank, National Consumer Services ("NCS") and Global Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is evaluated by management. Presenting lines-of-business information allows for a more informed judgment about Chase as a whole.

      Chase uses SVA, Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 20 and the Glossary of Terms on page 88.

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

SEGMENT RESULTS AND RECONCILIATION (table continued on next page)

                                                         Global                               National
Year Ended December 31,                                    Bank                            Consumer Services
                                         ------------------------------------     -----------------------------------
(in millions, except ratios)                  1999         1998          1997          1999         1998         1997
----------------------------------------------------------------------------------------------------------------------
Operating Net Interest Income            $   2,073    $   1,928     $   2,142     $   6,309    $   6,284    $   6,082
Operating Noninterest Revenue                8,298        6,109         5,073         3,455        2,829        2,210
Equity-Related Income(b)                         2            6             1            69           34           22
Intersegment Revenue(c)                          6          (88)           (3)           14            2           (6)
----------------------------------------------------------------------------------------------------------------------
Total Revenue                               10,379        7,955         7,213         9,847        9,149        8,308
----------------------------------------------------------------------------------------------------------------------
Noninterest Expense                          4,293        3,747         3,206         4,767        4,438        4,206
Non-Cash Expense(d)                            207          193           207           355          332          255
----------------------------------------------------------------------------------------------------------------------
Total Expense                                4,500        3,940         3,413         5,122        4,770        4,461
----------------------------------------------------------------------------------------------------------------------
Operating Margin                             5,879        4,015         3,800         4,725        4,379        3,847
Credit Costs                                   372          204           (48)        2,233        2,279        1,826
----------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss) Before Taxes       5,507        3,811         3,848         2,492        2,100        2,021
Income Taxes (Benefit)                       1,994        1,466         1,451           974          823          790
----------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)                $   3,513    $   2,345     $   2,397     $   1,518    $   1,277    $   1,231
Restructuring Costs and Special Items           --           --            --            --           --           --
----------------------------------------------------------------------------------------------------------------------
Net Income                                      --           --            --            --           --           --
----------------------------------------------------------------------------------------------------------------------
Cash Operating Earnings (Loss)           $   3,564    $   2,387     $   2,431     $   1,677    $   1,445    $   1,336
----------------------------------------------------------------------------------------------------------------------
Average Common Equity                    $  12,616    $  11,976     $  11,005     $   7,823    $   7,643    $   6,608
Average Managed Assets(e)                $ 235,197    $ 251,363     $ 243,842     $ 129,314    $ 119,046    $ 107,169
Shareholder Value Added                  $   1,885    $     776     $     908     $     636    $     418    $     422
Cash Return on Common Equity                  27.9%        19.4%         21.3%         21.1%        18.5%        19.4%
Cash Efficiency Ratio                           43%          49%           47%           50%          50%          52%
----------------------------------------------------------------------------------------------------------------------

                                                        Global
Year Ended December 31,                               Services
                                         -----------------------------------
(in millions, except ratios)                  1999         1998         1997
----------------------------------------------------------------------------
Operating Net Interest Income            $   1,242    $   1,233    $   1,105
Operating Noninterest Revenue                1,770        1,516        1,395
Equity-Related Income(b)                        12            7            7
Intersegment Revenue(c)                         96           70           61
----------------------------------------------------------------------------
Total Revenue                                3,120        2,826        2,568
----------------------------------------------------------------------------
Noninterest Expense                          2,238        1,989        1,816
Non-Cash Expense(d)                            134           87           61
----------------------------------------------------------------------------
Total Expense                                2,372        2,076        1,877
----------------------------------------------------------------------------
Operating Margin                               748          750          691
Credit Costs                                     9           16           32
----------------------------------------------------------------------------
Operating Earnings (Loss) Before Taxes         739          734          659
Income Taxes (Benefit)                         276          277          242
----------------------------------------------------------------------------
Operating Earnings (Loss)                $     463    $     457    $     417
Restructuring Costs and Special Items           --           --           --
----------------------------------------------------------------------------
Net Income                                      --           --           --
----------------------------------------------------------------------------
Cash Operating Earnings (Loss)           $     525    $     486    $     431
----------------------------------------------------------------------------
Average Common Equity                    $   2,855    $   2,183    $   2,084
Average Managed Assets(e)                $  16,540    $  14,336    $  14,661
Shareholder Value Added                  $     145    $     193    $     143
Cash Return on Common Equity                  18.1%        21.8%        19.9%
Cash Efficiency Ratio                           74%          72%          72%
----------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes Support Units, Corporate and the net effect of management accounting policies.
(b) Equity-related income includes all equity income of investees accounted for by the equity method.
(c) Intersegment revenue includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d) Non-cash expense represents all depreciation and amortization expense included in Noninterest Expense. The amortization of mortgage servicing rights is included in operating noninterest revenue. See Note One on page 64 for a further discussion of Chase's mortgage servicing rights.
(e) Excludes the impact of credit card securitizations. The impact of securitizations on total average assets was $17,711 million in 1999, $18,011 million in 1998 and $14,553 million in 1997.
NM - Not Meaningful
market and operating -- within the various businesses and assigns capital accordingly. The provision for loan losses is allocated to the segments utilizing a credit risk methodology applied consistently across Chase and a risk grading system appropriate for a segment's portfolio.

      A summary of the business segment results is shown in the following table. The Corporate/Reconciling Items column reflects revenues and expenses excluded from the determination of the franchises' operating earnings. This column includes the effects remaining at the Corporate level after the implementation of management accounting policies, including income tax expenses (the difference between the amounts allocated to business units and Chase's consolidated income tax expense).

      For a further discussion concerning Chase's business franchises (segments), including a description of products, services and method of distribution, see Lines-of-Business Results in the MD&A on page 29. Additionally, financial information relating to Chase's operations by geographic area is in the following note (Note Twenty-Four).

(table continued from previous page)

Year Ended December 31,                     Corporate/Reconciling Items(a)                     Total
                                         -----------------------------------    ------------------------------------
(in millions, except ratios)                  1999         1998         1997         1999         1998          1997
--------------------------------------------------------------------------------------------------------------------
Operating Net Interest Income            $    (352)   $    (321)   $    (436)   $   9,272    $   9,124     $   8,893
Operating Noninterest Revenue                  110            3           61       13,633       10,457         8,739
Equity-Related Income(b)                        (6)         (15)          37           77           32            67
Intersegment Revenue(c)                       (116)          16          (52)          --           --            --
--------------------------------------------------------------------------------------------------------------------
Total Revenue                                 (364)        (317)        (390)      22,982       19,613        17,699
--------------------------------------------------------------------------------------------------------------------
Noninterest Expense                           (184)        (215)        (197)      11,114        9,959         9,031
Non-Cash Expense(d)                            263          246          213          959          858           736
--------------------------------------------------------------------------------------------------------------------
Total Expense                                   79           31           16       12,073       10,817         9,767
--------------------------------------------------------------------------------------------------------------------
Operating Margin                              (443)        (348)        (406)      10,909        8,796         7,932
Credit Costs                                    --           (8)         (13)       2,614        2,491         1,797
--------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss) Before Taxes        (443)        (340)        (393)       8,295        6,305         6,135
Income Taxes (Benefit)                        (343)        (277)        (197)       2,901        2,289         2,286
--------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)                $    (100)   $     (63)   $    (196)   $   5,394    $   4,016     $   3,849
Restructuring Costs and Special Items           --           --           --           52         (234)         (141)
--------------------------------------------------------------------------------------------------------------------
Net Income                                      --           --           --    $   5,446    $   3,782     $   3,708
--------------------------------------------------------------------------------------------------------------------
Cash Operating Earnings (Loss)           $     (75)   $     (41)   $    (177)   $   5,691    $   4,277     $   4,021
--------------------------------------------------------------------------------------------------------------------
Average Common Equity                    $  (1,317)   $    (474)   $    (869)   $  21,977    $  21,328     $  18,828
Average Managed Assets(e)                $   6,807    $   6,477    $   5,227    $ 387,858    $ 391,222     $ 370,899
Shareholder Value Added                  $      97    $      19    $     (80)   $   2,763    $   1,406     $   1,393
Cash Return on Common Equity                    NM           NM           NM         25.6%        19.6%         20.4%
Cash Efficiency Ratio                           NM           NM           NM           51%          54%           54%
--------------------------------------------------------------------------------------------------------------------

The tables below present reconciliations of the combined segment information included in the preceding table to Chase's reported revenue and net income as included in the Consolidated Statement of Income.

                                          --------        --------      -------
Year Ended December 31, (in millions)         1999            1998         1997
--------------------------------------------------------------------------------
Segments' Operating Revenue               $ 23,346        $ 19,930      $18,089
Corporate/Reconciling items                   (364)           (317)        (390)
                                          --------        --------      -------
Consolidated Operating Revenue              22,982          19,613       17,699
Impact of securitizations                     (993)         (1,148)        (993)
Special items                                  228             191          102
--------------------------------------------------------------------------------
Consolidated Revenue                      $ 22,217        $ 18,656      $16,808
--------------------------------------------------------------------------------

                                              -------     --------      -------
Year Ended December 31, (in millions)            1999         1998         1997
--------------------------------------------------------------------------------
Segments' Cash Operating Earnings             $ 5,766     $  4,318      $ 4,198
Corporate/Reconciling items                       (75)         (41)        (177)
                                              -------     --------      -------
Consolidated Cash Operating Earnings            5,691        4,277        4,021
Amortization of goodwill
  and certain intangibles                        (297)        (261)        (172)
                                              -------     --------      -------
Consolidated Operating Earnings                 5,394        4,016        3,849
Special items and restructuring costs              52         (234)        (141)
--------------------------------------------------------------------------------
Consolidated Net Income                       $ 5,446     $  3,782      $ 3,708
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

24 - INTERNATIONAL OPERATIONS

The following table presents average assets and income statement information relating to the international and domestic operations of Chase by major geographic areas, based on the domicile of the customer. Chase defines international activities as business transactions that involve customers residing outside the U.S. However, a definitive separation of Chase's domestic and foreign businesses cannot be performed because many of Chase's domestic operations service international business.

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

                                                --------   ----------  ----------   -------------   -------
                                                 Average                            Income Before       Net
For the Year Ended December 31, (in millions)     Assets   Revenue(a)  Expense(b)    Income Taxes    Income
-----------------------------------------------------------------------------------------------------------
1999
Europe/Middle East and Africa                   $ 70,512   $  2,581      $ 1,454          $ 1,127   $   774
Asia and Pacific                                  25,474      1,315        1,079              236       153
Latin America and the Caribbean                   10,202        683          304              379       248
Other(c)                                           1,361         45           15               30        18
                                                --------   --------      -------          -------   -------
Total International                              107,549      4,624        2,852            1,772     1,193
Total Domestic                                   262,598     17,593       10,990            6,603     4,253
-----------------------------------------------------------------------------------------------------------
Total Corporation                               $370,147   $ 22,217      $13,842          $ 8,375   $ 5,446
-----------------------------------------------------------------------------------------------------------
1998
Europe/Middle East and Africa                   $ 70,829   $  2,019      $ 1,305          $   714   $   487
Asia and Pacific                                  26,750      1,275          890              385       243
Latin America and the Caribbean                   12,431        687          305              382       247
Other(c)                                           1,313         30           15               15         8
                                                --------   --------      -------          -------   -------
Total International                              111,323      4,011        2,515            1,496       985
Total Domestic                                   261,888     14,645       10,211            4,434     2,797
-----------------------------------------------------------------------------------------------------------
Total Corporation                               $373,211   $ 18,656      $12,726          $ 5,930   $ 3,782
-----------------------------------------------------------------------------------------------------------
1997
Europe/Middle East and Africa                   $ 66,698   $  2,130      $ 1,191          $   939   $   630
Asia and Pacific                                  22,376      1,310          807              503       322
Latin America and the Caribbean                   14,383        414          339               75        49
Other(c)                                           1,152         29           17               12         7
                                                --------   --------      -------          -------   -------
Total International                              104,609      3,883        2,354            1,529     1,008
Total Domestic                                   251,737     12,925        8,544            4,381     2,700
-----------------------------------------------------------------------------------------------------------
Total Corporation                               $356,346   $ 16,808      $10,898          $ 5,910   $ 3,708
-----------------------------------------------------------------------------------------------------------

(a) Revenue is comprised of Net Interest Income and Noninterest Revenue. Chase has no single customer that represents more than 10% of its revenues.
(b)   Expense is comprised of Noninterest Expense and Provision for Loan Losses.
(c)   No geographic region included in Other exceeds 10% of the total for Chase.

25 - PARENT COMPANY

PARENT COMPANY - BALANCE SHEET

                                                           --------    --------
December 31, (in millions)                                     1999        1998
-------------------------------------------------------------------------------
Assets
Cash with Banks                                            $     48    $    628
Deposits with Banking Subsidiaries                            5,341       5,294
Securities Purchased Under Resale Agreements                  1,656       2,498
Short-Term Advances to Subsidiaries                           8,643       5,460
Long-Term Advances to Subsidiaries                            5,885       5,085
Investment (at Equity) in Subsidiaries                       29,384      28,513
Other Assets                                                  1,566         919
-------------------------------------------------------------------------------
Total Assets                                               $ 52,523    $ 48,397
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Other Borrowed Funds, primarily Commercial Paper           $  9,282    $  7,904
Other Liabilities                                               873         769
Long-Term Debt(a)                                            18,751      15,886
-------------------------------------------------------------------------------
Total Liabilities                                            28,906      24,559
Stockholders' Equity                                         23,617      23,838
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $ 52,523    $ 48,397
-------------------------------------------------------------------------------

(a) Includes long-term debt with subsidiaries, net of discount, of $3,356 million and $2,395 million at December 31, 1999 and 1998, respectively. At December 31, 1999, aggregate principal amount of all debt that matures in the years 2000 through 2004 were $3,285 million, $2,551 million, $2,567 million, $1,058 million and $924 million, respectively.

PARENT COMPANY - STATEMENT OF INCOME

                                              -------       ------       -------
Year Ended December 31, (in millions)            1999         1998          1997
--------------------------------------------------------------------------------
Income
Dividends from Subsidiaries                   $ 4,423       $2,283       $ 2,401
Interest from Subsidiaries                      1,012          889           797
All Other Income                                   22            7            21
--------------------------------------------------------------------------------
Total Income                                    5,457        3,179         3,219
--------------------------------------------------------------------------------
Expense
Interest on:
  Other Borrowed Funds, primarily
    Commercial Paper                              296          278           247
  Long-Term Debt                                1,076          945           849
All Other Expense                                  26           45            49
--------------------------------------------------------------------------------
Total Expense                                   1,398        1,268         1,145
--------------------------------------------------------------------------------
Income Before Income Tax Benefit
  and Equity in Undistributed Net Income
  of Subsidiaries                               4,059        1,911         2,074
Income Tax Benefit                                139          131           120
Equity in Undistributed Net Income
  of Subsidiaries                               1,248        1,740         1,514
--------------------------------------------------------------------------------
Net Income                                    $ 5,446       $3,782       $ 3,708
--------------------------------------------------------------------------------

PARENT COMPANY - STATEMENT OF CASH FLOWS

                                                   -------       -------    -------
Year Ended December 31, (in millions)                 1999          1998       1997
-----------------------------------------------------------------------------------
Operating Activities
Net Income                                         $ 5,446       $ 3,782    $ 3,708
Less--Net Income of Subsidiaries                     5,671         4,023      3,915
                                                   -------       -------    -------
Parent Company Net Loss                               (225)         (241)      (207)
Add--Dividends from Subsidiaries                     4,423         2,283      2,401
Other, Net                                            (116)           29        (72)
-----------------------------------------------------------------------------------
Net Cash Provided by Operating Activities            4,082         2,071      2,122
-----------------------------------------------------------------------------------
Investing Activities
Net Change In:
  Deposits with Banking Subsidiaries                   (47)       (3,483)     2,325
  Advances to Subsidiaries                          (3,984)       (1,435)    (1,944)
  Investment (at Equity) in Subsidiaries            (1,190)(a)      (723)       724
  Securities Purchased Under Resale Agreements         842          (583)      (437)
Other, Net                                             125            (3)       (57)
-----------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities    (4,254)       (6,227)       611
-----------------------------------------------------------------------------------
Financing Activities
Net Change in Other Borrowed Funds                   1,378         3,092         37
Proceeds from the Issuance of Long-Term Debt         4,683         5,118      3,167
Repayments of Long-Term Debt                        (2,460)       (1,700)    (1,886)
Proceeds from the Issuance of Stock                  1,842         1,232        967
Redemption of Preferred Stock                         (100)         (912)      (910)
Treasury Stock Purchased                            (4,349)       (1,091)    (2,585)
Cash Dividends Paid                                 (1,402)       (1,278)    (1,212)
-----------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities      (408)        4,461     (2,422)
-----------------------------------------------------------------------------------
Net Increase (Decrease) in Cash with Banks            (580)          305        311
Cash with Banks at the Beginning of the Year           628           323         12
-----------------------------------------------------------------------------------
Cash with Banks at the End of the Year             $    48       $   628    $   323
-----------------------------------------------------------------------------------
Cash Interest Paid                                 $ 1,351       $ 1,242    $ 1,118
Taxes Paid                                         $   289       $ 1,072    $   709
-----------------------------------------------------------------------------------

(a)   Includes investment in H&Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THE CHASE MANHATTAN CORPORATION

26 - COMMITMENTS AND CONTINGENCIES

At December 31, 1999, Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on Chase's ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with initial and remaining noncancelable lease terms in excess of one year as of December 31, 1999 were as follows:

Year Ended December 31, (in millions)
--------------------------------------------------------------------------------
2000                                                                    $   398
2001                                                                        347
2002                                                                        288
2003                                                                        232
2004                                                                        197
After                                                                       761
                                                                        -------
Total Minimum Payments Required                                         $ 2,223
Less: Sublease Rentals Under Noncancelable Subleases                       (166)
--------------------------------------------------------------------------------
Net Minimum Payment Required                                            $ 2,057
--------------------------------------------------------------------------------

Total rental expense was as follows:

                                              ------       ------        ------
Year Ended December 31, (in millions)           1999         1998          1997
--------------------------------------------------------------------------------
Gross Rentals                                 $  555       $  511        $  498
Sublease Rentals                                (121)        (164)         (170)
--------------------------------------------------------------------------------
Net Rent Expense                              $  434       $  347        $  328
--------------------------------------------------------------------------------

At December 31, 1999, assets amounting to $60 billion were pledged to secure public deposits and for other purposes. The significant components of the pledged assets at December 31, 1999 were as follows: $32 billion were securities, $23 billion were loans, and the remaining $5 billion were primarily trading assets.

      Chase and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all such actions and proceedings pending against or involving Chase and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of Chase.

      Chase may guarantee the obligations of its subsidiaries. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of Chase. See Note Six for a discussion of Chase's guarantees of long-term debt issues of its subsidiaries.

=>    SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      1999                                1998
                                                      ---------------------------------   ---------------------------------
(in millions, except per share data)                     4th      3rd      2nd      1st      4th      3rd     2nd       1st
---------------------------------------------------------------------------------------------------------------------------
AS REPORTED BASIS
Revenue                                               $6,266   $5,191   $5,616   $5,144   $5,060   $4,218   $4,755   $4,623
Noninterest Expense (excluding Restructuring Costs)    3,179    2,981    3,068    2,945    2,873    2,647    2,714    2,620
Restructuring Costs                                       48       --       --       --       --       --        8      521
Provision for Loan Losses                                454      398      388      381      411      272      328      332
Net Income                                            $1,693   $1,187   $1,393   $1,173   $1,146   $  837   $1,074   $  725
Net Income Per Common Share:
  Basic                                               $ 2.05   $ 1.42   $ 1.65   $ 1.37   $ 1.34   $ 0.96   $ 1.24   $ 0.82
  Diluted                                               1.98     1.37     1.60     1.32     1.31     0.94     1.20     0.80
---------------------------------------------------------------------------------------------------------------------------
OPERATING BASIS(a)
Operating Revenue                                     $6,444   $5,429   $5,696   $5,413   $5,344   $4,325   $5,041   $4,903
Operating Noninterest Expense                          3,179    2,981    2,968    2,945    2,873    2,610    2,714    2,620
Credit Costs(b)                                          694      636      634      650      695      570      614      612
Operating Earnings                                    $1,683   $1,187   $1,351   $1,173   $1,146   $  738   $1,079   $1,053
Operating Earnings Per Common Share:
  Basic                                               $ 2.04   $ 1.42   $ 1.60   $ 1.37   $ 1.34   $ 0.84   $ 1.24   $ 1.21
  Diluted                                               1.97     1.37     1.55     1.32     1.31     0.82     1.21     1.17
---------------------------------------------------------------------------------------------------------------------------
SHARE PRICE(c)
  High                                                $89.25   $88.50   $91.13   $89.50   $72.56   $77.56   $76.50   $69.56
  Low                                                  65.81    72.56    70.13    68.06    35.56    40.06    64.19    49.28
  Close                                                77.69    75.38    86.50    81.38    71.00    43.13    75.50    67.44
---------------------------------------------------------------------------------------------------------------------------

(a) Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 88.
(b) Includes provision for loan losses and credit costs related to the securitized credit card portfolio.
(c) Chase's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of Chase's common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data for the 1998 first quarter have been restated to reflect a two-for-one common stock split, effective as of the close of business on May 20, 1998.

SELECTED FINANCIAL DATA (UNAUDITED) (in millions, except per share and ratio data)

                                                      --------    --------    --------    --------    --------
As of or for the year ended December 31,                  1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------------------------
AS REPORTED BASIS

Revenue                                               $ 22,217    $ 18,656    $ 16,808    $ 15,875    $ 14,960
Noninterest Expense (excluding Restructuring Costs)     12,173      10,854       9,902       9,353       9,375
Restructuring Costs                                         48         529         192       1,814          15
Provision for Loan Losses                                1,621       1,343         804         897         758
Net Income(a)                                         $  5,446    $  3,782    $  3,708    $  2,461    $  2,959
Net Income Per Common Share(b)
    Basic                                             $   6.49    $   4.35    $   4.15    $   2.57    $   3.16
    Diluted                                               6.27        4.24        4.01        2.47        3.02
Cash Dividends Declared                                   1.64        1.44        1.24        1.12        0.97
Book Value at December 31,                               27.43       26.90       23.76       21.29       20.90
Share Price at December 31,                              77.69       71.00       54.75       44.69       29.38
Performance Ratios
Return on Average Assets                                  1.47%       1.01%       1.04%        .77%        .96%
Return on Average Common Equity                          24.46       17.27       18.73       12.48       16.15
Common Dividend Payout Ratio                                26          33          30          44          29
Selected Balance Sheet Items
Loans                                                 $176,159    $172,754    $168,454    $155,092    $150,207
Total Assets                                           406,105     365,875     365,521     336,099     303,989
Deposits                                               241,745     212,437     193,688     180,921     171,534
Long-Term Debt                                          17,602      16,187      13,387      12,714      12,825
Total Stockholders' Equity                              23,617      23,838      21,742      20,994      20,836
--------------------------------------------------------------------------------------------------------------

OPERATING BASIS(c)

Operating Revenue                                     $ 22,982    $ 19,613    $ 17,699    $ 16,451    $ 15,048
Operating Noninterest Expense                           12,073      10,817       9,767       9,313       9,375
Credit Costs(d)                                          2,614       2,491       1,797       1,467         928
Operating Earnings                                    $  5,394    $  4,016    $  3,849    $  3,516    $  2,903
Operating Earnings Per Common Share(b)
    Basic                                             $   6.42    $   4.63    $   4.32    $   3.77    $   3.10
    Diluted                                               6.21        4.51        4.17        3.64        2.96
Operating Performance Ratios
Return on Average Managed Assets                          1.39%       1.03%       1.04%       1.06%        .93%
Return on Average Common Equity                          24.22       18.37       19.48       18.35       15.82
Common Dividend Payout Ratio                                26          31          29          30          29
Efficiency Ratio(e)                                         52          55          55          57          62
Shareholder Value Added                               $  2,763    $  1,406    $  1,393    $  1,131    $    659
Selected Balance Sheet Items
Managed Loans                                         $194,098    $190,787    $185,306    $168,089    $156,758
Total Managed Assets                                   424,044     383,908     382,373     349,096     310,540
--------------------------------------------------------------------------------------------------------------

(a) 1995 includes an accounting change related to the adoption of SFAS 106 for the accounting for other postretirement benefits relating to foreign plans. Excluding the accounting change, net income, basic and diluted net income per common share were $2,970 million, $3.18 and $3.04, respectively.
(b) Share-related data for all prior periods have been restated to reflect a two-for-one common stock split, effective as of the close of business on May 20, 1998.
(c) Excludes the impact of credit card securitizations, restructuring costs and special items. For a listing of special items, see Glossary of Terms on page 88.
(d) Includes provision for loan losses and credit costs related to the securitized credit card portfolio.
(e)   Excludes costs associated with the REIT.

SUPPLEMENTARY INFORMATION
THE CHASE MANHATTAN CORPORATION

GLOSSARY OF TERMS

The page numbers included after each definition below represent the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

ACH: "Automated Clearing House," a firm set up and used by member financial institutions to combine, sort and distribute payment orders. (Page 34)

CAGR: "Compound Annual Growth Rate." (Pages 18, 21 and 24)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain other intangibles. (Pages 18 and 20)

CHIPS: "Clearing House Interbank Payments System," a money transfer system that enables banks to make transfers through a central clearinghouse mechanism. (Page
34)

Credit Risk: The risk of loss due to borrower or counterparty default. (Pages 29 and 37)

Efficiency Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, special items and costs associated with the REIT). (Pages 18, 19 and 27)

FASB: Financial Accounting Standards Board. (Page 55)

Investment Grade Equivalent: Chase's internal risk assessment which represents a risk profile similar to that of a BBB/Baa or better rating as generally defined by independent rating agencies, such as Standard & Poor's or Moody's. (Pages 39 and 42)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to refer to its credit card receivables on the balance sheet plus securitized credit card receivables. (Pages 24 and 25)

Mark-to-Market Exposure: Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes Chase and, therefore, creates a repayment risk for Chase. When the mark-to-market is negative, Chase owes the counterparty. In this situation, Chase does not have repayment risk. (Pages 23, 31 and 42)

Market Risk: The exposure to adverse changes in the values of financial instruments caused by changes in market prices or rates. (Pages 29 and 45)

Merger: The term "merger" used throughout the Management's Discussion and Analysis, refers to the March 31, 1996 merger of The Chase Manhattan Corporation and Chemical Banking Corporation ("Chemical"). As a result of the merger, Chemical changed its name to The Chase Manhattan Corporation ("Chase"). (Pages 18 and 19)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 24)

New Economy: Represents the industry sectors and companies (e.g., media/telecommunication, technology/information services, life sciences) and the technologists and entrepreneurs who are at the forefront of future innovations (e.g., microprocessors, internet). (Pages 19, 21, 23 and 30)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 18, 19 and 20)

Operating Risk: Risk of loss due to fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. (Pages 29 and 54)

REIT: "Real Estate Investment Trust." (Pages 27, 28 and 87)

SFAS: Statement of Financial Accounting Standards.

SFAS 106: "Employers' Accounting for Postretirement Benefits Other Than Pensions." (Page 87)

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 79)

SFAS 109: "Accounting for Income Taxes." (Page 72)

SFAS 114: "Accounting by Creditors for Impairment of a Loan." (Page 67)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Page 67)

SFAS 123: "Accounting for Stock-Based Compensation." (Page 75)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
55)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the impact of amortization of goodwill and certain other intangibles (i.e., cash operating earnings), minus preferred dividends and an explicit charge for capital. (Pages 18 and 20)

Special Items: The 1999 special items were interest income from prior years' tax refunds, gains from sales of nonstrategic assets and a special contribution to The Chase Manhattan Foundation. In 1998, special items were interest income from prior years' tax refunds and costs incurred for accelerated vesting of stock-based incentive awards. In 1997, special items were gains on the sales of Chase's remaining interests in The CIT Group Holdings, Inc. and a partially owned foreign investment, as well as costs incurred for accelerated vesting of stock-based incentive awards. Special items in 1996 included aggregate tax benefits and refunds, the loss on the sale of a building in Japan and costs incurred in combining Chase's foreign retirement plans. Special items in 1995 included the impact of an accounting change, gains on the sales of Chase's investment in Far East Bank and Trust Company, Chemical New Jersey Holdings, Inc. and the loss on the sale of half of Chase's 40% interest in CIT. (Pages 18, 20 and 87)

Stress Testing: A risk management tool used to measure market risk in an extreme market environment. (Pages 18, 19, 36 and 45)

Value-at-Risk ("VAR"): A risk measurement tool used to measure the potential overnight loss from adverse market movements. (Page 45)

Year 2000 ("Y2K"): The potential problem that many existing computer programs had of not being able to recognize properly a year beginning with a "20" instead of "19", as these programs only used the last two digits to refer to a year. (Pages 27 and 54)

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 1999 versus 1998, and 1998 versus 1997. In this analysis, the change due to the volume/rate variance has been allocated to volume.

                                                  1999 VERSUS 1998                                1998 VERSUS 1997
                                        ---------------------------------------          ------------------------------------
                                         Increase (decrease)                              Increase (decrease)
                                          due to change in:                                due to change in:
(On a Taxable-Equivalent Basis;         ----------------------             Net           ---------------------           Net
in millions)                            Volume           Rate            Change          Volume          Rate          Change
-----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
Deposits with Banks, primarily Foreign  $  136          $  (26)          $  110          $   89         $   28          $ 117
Federal Funds Sold and Securities
 Purchased Under Resale Agreements:
  Domestic                                 (26)           (162)            (188)           (423)            40           (383)
  Foreign                                 (111)           (461)            (572)             (4)            (9)           (13)
Securities and Trading Assets:
  Domestic                                (309)           (428)            (737)            776            (34)           742
  Foreign                                  (13)           (378)            (391)           (355)          (137)          (492)
Loans:
  Domestic                                 553              (4)             549             688           (986)          (298)
  Foreign                                 (199)           (626)            (825)             57            706            763
                                        ------          -------          ------          ------         ------          -----
Change in Interest Income                   31          (2,085)          (2,054)            828           (392)           436
                                        ------          -------          ------          ------         ------          -----

INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits:
  Domestic                                 113            (118)              (5)            323           (382)           (59)
  Foreign                                  318            (561)            (243)            401            (63)           338
Federal Funds Purchased and Securities
 Sold Under Repurchase Agreements:
  Domestic                                (274)           (387)            (661)           (232)           (25)          (257)
  Foreign                                 (145)           (286)            (431)            (76)            93             17
Other Borrowed Funds:
  Domestic                                  60            (380)            (320)           (121)            69            (52)
  Foreign                                  (30)           (517)            (547)           (421)           422              1
Long-Term Debt, primarily Domestic         184            (207)             (23)            167            (30)           137
Intra Company Funding:
  Domestic                                 441             (53)             388             323             16            339
  Foreign                                 (441)             53             (388)           (323)           (16)          (339)
                                        ------          -------          ------          ------         ------          -----
Change in Interest Expense                 226          (2,456)          (2,230)             41             84            125
                                        ------          -------          ------          ------         ------          -----
Change in Net Interest Income           $ (195)         $  371           $  176          $  787         $ (476)         $ 311
                                        ------          -------          ------          ------         ------          -----
-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES

A summary of Chase's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1997 through 1999 is provided below. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily Federal taxes) comparable to other taxable income. The incremental tax rate used for calculating the taxable-equivalent

(Table continued on next page)

                                                                                                  1999
Year Ended December 31,                                                     -----------------------------------------------
(Taxable-Equivalent Interest and Rates; in millions, except rates)              Balance         Interest             Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Deposits with Banks                                                            $  7,241          $   752            10.38%
Federal Funds Sold and Securities Purchased Under Resale Agreements              29,997            1,451             4.84
Trading Assets-Debt and Equity Instruments                                       26,974            1,705             6.32
Securities:
  Available-for-Sale                                                             55,055            3,160             5.74(a)
  Held-to-Maturity                                                                1,161               73             6.33
Loans                                                                           173,770           13,118(b)          7.55
                                                                               --------          -------
Total Interest-Earning Assets                                                   294,198           20,259             6.89%
                                                                               --------          -------
Allowance for Loan Losses                                                        (3,504)
Cash and Due from Banks                                                          14,722
Trading Assets-Risk Management Instruments                                       29,031
All Other Assets                                                                 35,700
                                                                               --------
  Total Assets                                                                 $370,147
                                                                               --------

LIABILITIES
Interest-Bearing Deposits                                                      $163,795            6,592(c)          4.02%(c)
Federal Funds Purchased and Securities Sold Under Repurchase Agreements          51,684            2,311             4.47
Commercial Paper                                                                  5,565              272             4.89
Other Borrowings(d)                                                              15,629            1,070             6.85
Long-Term Debt                                                                   19,301            1,248             6.46
                                                                               --------          -------
Total Interest-Bearing Liabilities                                              255,974           11,493             4.49
                                                                               --------          -------
Noninterest Bearing Deposits                                                     48,752
Trading Liabilities-Risk Management Instruments                                  27,515
All Other Liabilities, Including the Allowance for Credit Losses                 14,377
                                                                               --------
  Total Liabilities                                                             346,618
                                                                               --------

PREFERRED STOCK OF SUBSIDIARY                                                       550

STOCKHOLDERS' EQUITY
Preferred Stock                                                                   1,002
Common Stockholders' Equity                                                      21,977
                                                                               --------
Total Stockholders' Equity                                                       22,979(e)
                                                                               --------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity      $370,147
                                                                               --------                             -----
Interest Rate Spread                                                                                                 2.40%
                                                                                                 -------            -----
Net Interest Income and Net Yield on Interest-Earning Assets                                     $ 8,766(c)          2.98%(c)
                                                                                                 -------            -----
---------------------------------------------------------------------------------------------------------------------------

Note: The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies, particularly in 1998 and 1997.

(a) The annualized rate for available-for-sale securities based on amortized cost was 5.63% in 1999, 6.26% in 1998 and 6.64% in 1997.
(b) Fees and commissions on loans included in loan interest amounted to $185 million in 1999, $141 million in 1998 and $149 million in 1997.
(c) 1999 and 1998 include, respectively, $62 million and $191 million of interest income resulting from the refund of prior years' taxes. Excluding these amounts, the net yields on interest- earning assets would be 2.96% in 1999 and 2.83% in 1998.
(d)   Includes securities sold, not yet purchased and structured notes.
(e) The ratio of average stockholders' equity to average assets was 6.2% for 1999, 6.1% for 1998 and 5.9% for 1997. The return on average stockholders' equity was 23.7% for 1999, 16.7% for 1998 and 17.6% for 1997.

adjustment was approximately 42% in each of the years 1997 through 1999. A substantial portion of Chase's securities are taxable.

      Within the Consolidated Average Balance Sheet, Interest and Rates summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note One on page 61.

(Continuation of table)

                              1998                                                              1997
        --------------------------------------------------                -------------------------------------------------
           Balance          Interest              Rate                        Balance         Interest             Rate
---------------------------------------------------------------------------------------------------------------------------
          $  5,934           $   642             10.82%                      $  5,105          $   525            10.28%
            32,955             2,211              6.71                         39,836            2,607             6.54
            30,021             2,431              8.10                         35,660            2,771             7.77

            56,137             3,486              6.21(a)                      42,610            2,817             6.61(a)
             2,347               149              6.36                          3,432              228             6.65
           169,386            13,394(b)           7.91                        159,932           12,929(b)          8.08
          --------           -------                                         --------          -------
           296,780            22,313              7.52%                       286,575           21,877             7.63%
          --------           -------                                         --------          -------
            (3,544)                                                            (3,435)
            14,305                                                             13,678
            36,127                                                             34,426
            29,543                                                             25,102
          --------                                                           --------
          $373,211                                                           $356,346
          --------                                                           --------

          $153,545             6,840(c)           4.45%(c)                   $137,095            6,561             4.79%
            61,237             3,403              5.56                         66,789            3,643             5.45
             5,046               259              5.13                          4,283              228             5.33
            15,607             1,950             12.49                         20,663            2,032             9.83
            16,478             1,271              7.71                         14,315            1,134             7.92
          --------           -------                                         --------          -------
           251,913            13,723              5.45                        243,145           13,598             5.59
          --------           -------                                         --------          -------
            46,169                                                             42,067
            37,200                                                             35,309
            14,771                                                             14,235
          --------                                                           --------
           350,053                                                            334,756
          --------                                                           --------

               550                                                                550

             1,280                                                              2,212
            21,328                                                             18,828
          --------                                                           --------
            22,608(e)                                                          21,040(e)
          --------                                                           --------
          $373,211                                                           $356,346
          --------                               -----                       --------                             -----
                                                  2.07%                                                            2.04%
                             -------             -----                                         -------            -----
                             $ 8,590 (c)          2.89%(c)                                     $ 8,279             2.89%
                             -------             -----                                         -------            -----
---------------------------------------------------------------------------------------------------------------------------

INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF
NET INTEREST INCOME - DOMESTIC AND FOREIGN

A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1997 through 1999 is presented below. The segregation between the domestic and foreign components is based on the location of the office recording the transaction. Chase employs a centralized funds management process in order to optimize its overall liquidity profile. Intra-company funding are generally dollar-denominated deposits originated in various foreign and domestic locations that are centrally managed by Chase's treasury units.
(Table continued on next page)

                                                                                               1999
                                                                        -----------------------------------------------------
Year Ended December 31,                                                    Average                                 Average
(Taxable-Equivalent Interest and Rates; in millions, except rates)         Balance           Interest                 Rate
-----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Deposits with Banks, primarily Foreign                                  $  7,241            $   752                10.38%
  Federal Funds Sold and Securities Purchased
   Under Resale Agreements:
    Domestic                                                                14,795                759                 5.13
    Foreign                                                                 15,202                692                 4.55
  Securities and Trading Assets:
    Domestic                                                                62,459              3,776                 6.05
    Foreign                                                                 20,731              1,162                 5.60
  Loans:
    Domestic                                                               136,317             10,493                 7.70
    Foreign                                                                 37,453              2,625                 7.01
                                                                          --------            -------
      Total Interest-Earning Assets                                        294,198             20,259                 6.89
                                                                          --------            -------

INTEREST-BEARING LIABILITIES:
  Interest-Bearing Deposits:
    Domestic                                                                80,392              2,830(a)              3.52(a)
    Foreign                                                                 83,403              3,762                 4.51
  Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements:
    Domestic                                                                40,715              1,864                 4.58
    Foreign                                                                 10,969                447                 4.07
  Other Borrowed Funds:
    Domestic                                                                14,969                922                 6.16
    Foreign                                                                  6,225                420                 6.75
  Long-Term Debt, primarily Domestic                                        19,301              1,248                 6.46
  Intra-Company Funding:
    Domestic                                                                26,087              1,199                   --
    Foreign                                                                (26,087)            (1,199)                  --
                                                                          --------            -------
  Total Interest-Bearing Liabilities                                       255,974             11,493                 4.49
  Noninterest-Bearing Liabilities:(b)
    Domestic                                                                32,521
    Foreign                                                                  5,703
                                                                          --------            -------
      Total Investable Funds                                              $294,198            $11,493                 3.91%
                                                                          --------            -------
  Net Interest Income and Net Yield                                                           $ 8,766(a)              2.98%(a)
    Domestic                                                                                    7,038(a)              3.29%(a)
    Foreign                                                                                     1,728                 2.14%
  Percentage of Total Assets and Liabilities Attributable
   to Foreign Operations:
    Assets                                                                                                            30.7%
    Liabilities                                                                                                       30.4%
-----------------------------------------------------------------------------------------------------------------------------

(a) See note (c) on page 90. Excluding the tax refunds, the domestic net yields on interest-earning assets would be 3.27% in 1999 and 3.18% in 1998.

(b) Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

      Domestic net interest income was $7,038 million in 1999, an increase of $116 million from the prior year. The increase in 1999 was primarily attributable to slightly higher net yields and an increase in the volume of interest-earning assets. Net interest income from foreign operations was $1,728 million for 1999, compared with $1,668 million in 1998. The increase reflected higher net yields on interest-earning assets.

      For further discussion, see the section entitled "Net Interest Income" in the MD&A on page 24.

(Continuation of table)

                               1998                                                             1997
        ---------------------------------------------------             ----------------------------------------------------
           Average                                Average                  Average                                Average
           Balance           Interest                Rate                  Balance            Interest               Rate
----------------------------------------------------------------------------------------------------------------------------
          $  5,934            $   642               10.82%                $  5,105            $   525                10.28%

            15,304                947                6.19                   22,130              1,330                 6.01
            17,651              1,264                7.16                   17,706              1,277                 7.21

            67,516              4,513                6.68                   55,921              3,771                 6.74
            20,989              1,553                7.40                   25,781              2,045                 7.93

           129,098              9,944                7.70                  120,279             10,242                 8.52
            40,288              3,450                8.56                   39,653              2,687                 6.78
          --------            -------                                     --------            -------
           296,780             22,313                7.52                  286,575             21,877                 7.63
          --------            -------                                     --------            -------
            77,189              2,835(a)             3.67(a)                68,383              2,894                 4.23

            76,356              4,005                5.25                   68,712              3,667                 5.34

            46,679              2,525                5.41                   50,981              2,782                 5.46
            14,558                878                6.03                   15,808                861                 5.44

            13,971              1,242                8.88                   15,372              1,294                 8.43
             6,682                967               14.48                    9,574                966                10.07
            16,478              1,271                7.71                   14,315              1,134                 7.92

            16,513                811                  --                    9,946                472                   --
          ( 16,513)             ( 811)                 --                  ( 9,946)             ( 472)                  --
          --------            -------                                     --------            -------
           251,913             13,723                5.45                  243,145             13,598                 5.59

            41,563                                                          39,985
             3,304                                                           3,445
          --------            -------                                     --------            -------
          $296,780            $13,723                4.63%                $286,575            $13,598                 4.74%
          --------            -------                                     --------            -------

                              $ 8,590(a)             2.89%(a)                                 $ 8,279                 2.89%
                                6,922(a)             3.27%(a)                                   6,952                 3.50%
                                1,668                1.97%                                      1,327                 1.51%

                                                     32.6%                                                            32.0%
                                                     31.9%                                                            31.4%
-----------------------------------------------------------------------------------------------------------------------------

SECURITIES PORTFOLIO

The amortized cost, estimated fair value and average yield (including the impact of related derivatives) of Chase's securities by contractual maturity range and type of security are presented in the table which follows:

Maturity Schedule of
Available-for-Sale Securities             ------------------------------------------------------------------------------------
December 31, 1999 (in millions,             Due in 1         Due After 1          Due After 5         Due After
rates on a taxable-equivalent basis)      Year or less     Through 5 Years      Through 10 Years     10 Years(a)      Total
------------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENT AND FEDERAL
AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                             $  148            $ 9,305               $8,309            $33,828       $51,590
  Fair Value                                    148              8,954                7,723             32,185        49,010
  Average Yield(b)                             3.66%              5.15%                5.42%              6.28%         5.93%

OBLIGATIONS OF STATE AND POLITICAL
SUBDIVISIONS:

  Amortized Cost                             $  159            $     8               $    4            $    36       $   207
  Fair Value                                    159                  8                    4                 34           205
  Average Yield(b)                             4.90%              4.71%                4.79%              5.06%         4.92%

OTHER:(c)
  Amortized Cost                             $3,400            $ 5,603               $1,045            $ 1,275       $11,323
  Fair Value                                  3,351              5,535                1,065              1,459        11,410
  Average Yield(b)                             3.21%              5.19%                4.88%              4.18%         4.45%

TOTAL AVAILABLE-FOR-SALE SECURITIES:(d)
  Amortized Cost                             $3,707            $14,916               $9,358            $35,139       $63,120
  Fair Value                                  3,658             14,497                8,792             33,678        60,625
  Average Yield(b)                             3.30%              5.16%                5.36%              6.20%         5.66%
------------------------------------------------------------------------------------------------------------------------------
Maturity Schedule of
Held-to-Maturity Securities

U.S. GOVERNMENT AND FEDERAL
AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                             $ 138             $    24               $    1            $   723       $   886
  Fair Value                                   136                  24                    1                713           874
  Average Yield(b)                            6.92%               8.67%                7.42%              6.51%         6.63%

OTHER:(c)
  Amortized Cost                             $  --             $    --               $   --            $     2       $     2
  Fair Value                                    --                  --                   --                  2             2
  Average Yield(b)                              --%                 --%                  --%              5.25%         5.25%

TOTAL HELD-TO-MATURITY SECURITIES:(d)
  Amortized Cost                             $ 138             $    24               $    1            $   725       $   888
  Fair Value                                   136                  24                    1                715           876
  Average Yield(b)                            6.92%               8.67%                7.42%              6.51%         6.63%
------------------------------------------------------------------------------------------------------------------------------

(a) Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of Chase's mortgaged-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately 3 years for MBSs, and less than 1 year for CMOs.
(b) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent yields are used, where applicable.
(c) Includes investments in debt securities issued by foreign governments, corporate debt securities, CMOs of private issuers, other debt and equity securities.
(d) For the amortized cost of the above categories of securities at December 31, 1998, see Note Three on page 66. At December 31, 1997, the amortized cost of U.S. Treasury and Federal Agencies, Obligations of State and Political Subdivisions, and Other available-for-sale securities was $41,354 million, $274 million, and $7,943 million, respectively. At December 31, 1997, the amortized cost of U.S. Treasury and Federal Agencies and Other held-to-maturity securities was $2,968 million and $15 million, respectively. For held-to-maturity securities, there were no Obligations of State and Political Subdivisions at December 31, 1997.

      U.S. Government and certain of its agencies were the only issuers whose securities exceeded 10% of Chase's total stockholders' equity at December 31, 1999.

      For a further discussion of Chase's securities portfolios, see Note Three on page 66.

\
LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type:

                                                  --------   --------   --------   --------   --------
December 31, (in millions)                            1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------------
DOMESTIC LOANS:
  Commercial and Industrial                       $ 48,097   $ 43,123   $ 37,931   $ 34,742   $ 32,276
  Financial Institutions                             4,211      6,583      6,652      5,540      5,714
  Commercial Real Estate - Commercial Mortgage       2,836      3,029      4,084      5,040      5,512
  Commercial Real Estate - Construction                800        955        946        894      1,148
  Consumer                                          85,239     80,891     76,097     69,084     69,431
                                                  --------   --------   --------   --------   --------
   Total Domestic Loans                            141,183    134,581    125,710    115,300    114,081
                                                  --------   --------   --------   --------   --------

FOREIGN LOANS:
  Commercial and Industrial                         25,304     25,899     28,921     24,335     22,050
  Foreign Governments and Official Institutions      3,274      4,798      3,438      6,140      6,043
  Financial Institutions                             3,598      4,537      6,989      6,457      5,398
  Consumer                                           2,800      2,939      3,396      2,860      2,635
                                                  --------   --------   --------   --------   --------
   Total Foreign Loans                              34,976     38,173     42,744     39,792     36,126
                                                  --------   --------   --------   --------   --------
    Total Loans(a)                                $176,159   $172,754   $168,454   $155,092   $150,207
                                                  --------   --------   --------   --------   --------
------------------------------------------------------------------------------------------------------

(a) Loans are presented net of unearned income of $1,518 million, $1,667 million, $1,612 million, $1,373 million and $1,073 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. For a discussion of Chase's loan outstandings, see "Credit-Related Portfolio" on pages 38-43.

Note: Certain amounts in prior periods have been reclassified to conform to the current presentation.

Maturities and Sensitivity to Changes in Interest Rates

The following table shows, at December 31, 1999, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table below does not include the impact of derivative instruments.

                                                                 ------------------------------------------------------------
                                                                  Within             1-5             After 5
December 31, 1999 (in millions)                                  1 Year(a)          Years              Years            Total
-----------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and Industrial                                       $19,727          $22,301            $6,069          $48,097
  Financial Institutions                                            3,955              214                42            4,211
  Commercial Real Estate                                            1,242            1,823               571            3,636
Foreign                                                            26,653            2,937             2,586           32,176
                                                                  -------          -------            ------          -------
Total Commercial Loans                                            $51,577          $27,275            $9,268          $88,120
                                                                  -------          -------            ------          -------
Loans at Fixed Interest Rates                                                      $ 2,048            $1,519
Loans at Variable Interest Rates                                                    25,227             7,749
                                                                                   -------            ------
Total Commercial Loans                                                             $27,275            $9,268
                                                                                   -------            ------
-----------------------------------------------------------------------------------------------------------------------------

(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

Cross-Border Outstandings

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. The following table lists all countries in which Chase's cross-border outstandings exceed .75% of consolidated assets as of any of the dates specified. This includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies relate to the treatments of local country exposure and foreign exchange and derivatives.

      For a further discussion of Chase's cross-border exposure, see page 43.

Cross-Border Outstandings Exceeding .75 Percent of Total Assets

                ---------------------------------------------------------------------------------------------------------------
                                                                   Net Local           Total                              Total
                                                                     Country    Cross-Border                       Cross-Border
(in millions)   At December 31,     Public      Banks      Other      Assets    Outstandings(a)   Commitments(b)       Exposure
-------------------------------------------------------------------------------------------------------------------------------
Germany                   1999     $ 2,869    $ 8,554    $ 1,107     $ 2,544         $15,074          $ 2,045           $17,119
                          1998       4,913      7,180      1,084       3,615          16,792            1,627            18,419
                          1997       4,459      3,609        438       1,210           9,716            1,203            10,919
-------------------------------------------------------------------------------------------------------------------------------
Italy                     1999     $ 6,461    $ 3,627    $   413     $   137         $10,638          $   393           $11,031
                          1998       5,933      1,403        316         377           8,029              608             8,637
                          1997       1,304      1,737        387          --           3,428              706             4,134
-------------------------------------------------------------------------------------------------------------------------------
France                    1999     $   796    $ 6,753    $   787     $   351         $ 8,687          $ 1,553           $10,240
                          1998         830      2,101        428         179           3,538            1,166             4,704
                          1997         605      1,871        345          38           2,859            1,240             4,099
-------------------------------------------------------------------------------------------------------------------------------
Japan                     1999     $ 3,975    $ 1,758    $   536     $    --         $ 6,269          $ 1,984           $ 8,253
                          1998       3,298        997        542          74           4,911            1,993             6,904
                          1997         935      4,524      1,052          --           6,511            2,303             8,814
-------------------------------------------------------------------------------------------------------------------------------
United Kingdom            1999     $   804    $ 2,341    $ 2,773     $    --         $ 5,918          $ 1,305           $ 7,223
                          1998       1,401      1,414      2,849          --           5,664            1,855             7,519
                          1997       1,180      1,942      6,094       1,548          10,764            1,460            12,224
-------------------------------------------------------------------------------------------------------------------------------
Canada                    1999     $   728    $ 3,669    $   469     $   542         $ 5,408          $ 1,635           $ 7,043
                          1998         872        988        737         534           3,131            1,550             4,681
                          1997       1,446      1,106        736         214           3,502              937             4,439
-------------------------------------------------------------------------------------------------------------------------------
Belgium                   1999     $   826    $ 3,646    $   222     $     3         $ 4,697          $   895           $ 5,592
                          1998          11        610        308           2             931              610             1,541
                          1997         430        559        183           2           1,174              376             1,550
-------------------------------------------------------------------------------------------------------------------------------
Brazil                    1999     $   752    $   263    $   931     $   317         $ 2,263          $    83           $ 2,346
                          1998         914        363      1,324         518           3,119               74             3,193
                          1997       1,766        408      1,536         862           4,572              195             4,767
-------------------------------------------------------------------------------------------------------------------------------
South Korea               1999     $    99    $   217    $   452     $   562         $ 1,330          $    65           $ 1,395
                          1998          97        426        857         937           2,317               76             2,393
                          1997         478      1,787      1,653       1,189           5,107              184             5,291
-------------------------------------------------------------------------------------------------------------------------------

(a) Outstandings include loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts, and local country assets, net of local country liabilities.

(b) Commitments include outstanding letters of credit and undrawn commitments to extend credit.

      Chase's balances tend to fluctuate greatly and the amount of outstandings at year-end tends to be a function of timing, rather than representing a consistent trend.

Risk Elements

The following table sets forth the nonperforming assets and contractually past-due assets at the dates indicated:

                                                                  ------        ------        ------        ------        ------
December 31, (in millions)                                          1999          1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS

Domestic Nonperforming Loans:
  Nonaccruing Loans                                               $  859        $  742        $  712        $  848        $1,115
  Renegotiated Loans                                                  --            --            --            38            35
                                                                  ------        ------        ------        ------        ------
    Total Domestic Nonperforming Loans                               859           742           712           886         1,150
                                                                  ------        ------        ------        ------        ------

Foreign Nonperforming Loans:
  Nonaccruing Loans                                                  801           698           195           132           339
  Renegotiated Loans                                                  --            --             1             3             4
                                                                  ------        ------        ------        ------        ------
    Total Foreign Nonperforming Loans                                801           698           196           135           343
                                                                  ------        ------        ------        ------        ------
Total Nonperforming Loans                                          1,660         1,440           908         1,021         1,493
                                                                  ------        ------        ------        ------        ------
Derivative and Foreign Exchange Contracts                             34            50            --            --            --
Assets Acquired as Loan Satisfactions (primarily Real Estate)        102           116           110           130           171
                                                                  ------        ------        ------        ------        ------
Total Nonperforming Assets                                        $1,796        $1,606        $1,018        $1,151        $1,664
                                                                  ------        ------        ------        ------        ------

CONTRACTUALLY PAST-DUE ASSETS

Domestic Loans:(a)
  Consumer                                                        $  347        $  422        $  420        $  395        $  528
  Commercial                                                          28            43            32            27            92
                                                                  ------        ------        ------        ------        ------
    Total Domestic                                                   375           465           452           422           620

Foreign Loans(a)                                                      39            41             7            12            44

Derivative and Foreign Exchange Contracts                              1            --             1            --             3
                                                                  ------        ------        ------        ------        ------
Total                                                             $  415        $  506        $  460        $  434        $  667
                                                                  ------        ------        ------        ------        ------
--------------------------------------------------------------------------------------------------------------------------------

(a) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

      For a discussion of nonaccrual loan and past due loan policies, see Note One on page 61. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted due to a deterioration in the borrowers' financial condition. Interest on renegotiated loans is accrued at the renegotiated rates. Certain renegotiated loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is recognized in income only as collected.

Impact of Nonperforming Loans on Interest Income

The following table presents the amount of interest income recorded by Chase on its nonperforming loans and the amount of interest income on the carrying value of these loans that would have been recorded if these loans had been current in accordance with their original terms (i.e., interest at original rates). The increases in both 1999 and 1998 in total negative impact on interest income reflect a higher level of interest that was not recognized in income due to the increased levels of nonperforming loans.

                                                                                      ----             ----              ----
Year Ended December 31, (in millions)                                                 1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------------
DOMESTIC:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate           $ 75              $66               $63
Interest That Was Recognized in Income                                                 (13)              (9)               (9)
                                                                                      ----             ----              ----
Negative Impact-Domestic                                                                62               57                54
                                                                                      ----             ----              ----

FOREIGN:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate             63               55                17
Interest That Was Recognized in Income                                                  (6)              (4)               (2)
                                                                                      ----             ----              ----
Negative Impact-Foreign                                                                 57               51                15
                                                                                      ----             ----              ----
Total Negative Impact on Interest Income                                              $119              $108              $69
                                                                                      ----             ----              ----
-----------------------------------------------------------------------------------------------------------------------------

SUMMARY OF LOAN LOSS EXPERIENCE

For a further discussion, see Note One on page 61 and Note Five on page 67.

Allowance for Loan Losses

The table below summarizes the changes in the allowance for loan losses during the periods indicated.

                                                               ---------     ---------     ---------     ---------       ---------
Year Ended December 31, (in millions)                               1999          1998          1997          1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                   $   3,552     $   3,624     $   3,549     $   3,784       $   3,894
Provision for Loan Losses                                          1,621         1,343           804           897             758

CHARGE-OFFS
Domestic:
  Consumer                                                        (1,253)       (1,158)         (913)         (921)           (967)
  Commercial and Industrial                                         (249)          (99)         (114)         (181)           (169)
  Commercial Real Estate                                              (2)           (6)           (5)          (47)            (84)
  Financial Institutions                                             (45)           --            --            --              --
Foreign                                                             (438)         (528)          (64)          (38)            (58)
                                                               ---------     ---------     ---------     ---------       ---------
  Total Charge-Offs                                               (1,987)       (1,791)       (1,096)       (1,187)         (1,278)
                                                               ---------     ---------     ---------     ---------       ---------
RECOVERIES
Domestic:
  Consumer                                                           119           121           106            97             108
  Commercial and Industrial                                           42           165            91            95             173
  Commercial Real Estate                                              16            20            42            33              53
  Financial Institutions                                              --             2             1            --              12
Foreign                                                               77            65            52            65              92
                                                               ---------     ---------     ---------     ---------       ---------
  Total Recoveries                                                   254           373           292           290             438
                                                               ---------     ---------     ---------     ---------       ---------
NET CHARGE-OFFS                                                   (1,733)       (1,418)         (804)         (897)           (840)
Charge Related to Conforming Credit Card Charge-off Policies          --            --            --          (102)             --
Transfer to the Allowance for Credit Losses
  on Risk Management Instruments                                      --            --            --           (75)             --
Transfer to the Allowance for Credit Losses
  on Lending-Related Commitments                                      --            --          (100)          (70)             --
Allowance Related to Purchased (Disposed) Portfolios
  and Subsidiaries(a)                                                 18             5           172            13             (31)
Foreign Exchange Translation Adjustment                               (1)           (2)            3            (1)              3
                                                               ---------     ---------     ---------     ---------       ---------
Balance at End of Year                                         $   3,457     $   3,552     $   3,624     $   3,549       $   3,784
                                                               ---------     ---------     ---------     ---------       ---------
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes $160 million in 1997 related to the purchase of a credit card portfolio and $28 million related to the sale of banking operations in southern and central New Jersey in 1995.

Loan Loss Analysis                                             ---------     ---------     ---------     ---------       ---------
Year Ended December 31, (in millions, except ratios)                1999          1998          1997          1996            1995
----------------------------------------------------------------------------------------------------------------------------------
BALANCES
Loans-Average                                                  $ 173,770     $ 169,386     $ 159,932     $ 149,996       $ 146,528
Loans-Year End                                                   176,159       172,754       168,454       155,092         150,207
Net Charge-Offs                                                    1,733         1,418           804           999(a)          840
Allowance for Loan Losses:
  Domestic                                                         2,666         2,489         2,767         2,898           3,217
  Foreign                                                            791         1,063           857           651             567
                                                               ---------     ---------     ---------     ---------       ---------
  Total Allowance for Loan Losses                                  3,457         3,552         3,624         3,549           3,784
                                                               ---------     ---------     ---------     ---------       ---------
Nonperforming Loans                                                1,660         1,440           908         1,021           1,493

RATIOS
Net Charge-Offs to:
  Loans-Average                                                     1.00%          .84%          .50%          .67%            .57%
  Allowance for Loan Losses                                        50.13         39.92         22.19         28.15           22.20
Allowance for Loan Losses to:
  Loans-Year End                                                    1.96          2.06          2.15          2.29            2.52
  Nonperforming Loans                                             208.25        246.67        399.12        347.60          253.45
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes a charge of $102 million related to conforming credit card charge-off policies.

DEPOSITS

The following data provides a summary of the average balances and average interest rates of Chase's various deposits for the years indicated:

                                                  Average Balances                      Average Interest Rates
                                         ----------------------------------         --------------------------------
(in millions, except interest rates)         1999         1998         1997         1999          1998          1997
--------------------------------------------------------------------------------------------------------------------
DOMESTIC:
Noninterest-Bearing Demand               $ 23,386     $ 25,041     $ 23,483           --%           --%           --%
Interest-Bearing Demand                     2,627        3,300        3,563         1.35          1.51          1.78
Savings                                    58,663       53,960       50,198         2.29          2.56          2.75
Time                                       39,781       37,646       29,529         3.65          3.73          4.91
                                         --------     --------     --------
  Total Domestic Deposits                 124,457      119,947      106,773         2.27          2.36          2.71
                                         --------     --------     --------

FOREIGN:
Noninterest-Bearing Demand                  4,529        3,088        3,363           --            --            --
Interest-Bearing Demand                    36,826       31,350       25,480         4.66          4.93          4.44
Savings                                     1,027          839          824         2.76          3.76          3.60
Time                                       45,708       44,490       42,722         4.41          5.46          5.87
                                         --------     --------     --------
  Total Foreign Deposits(a)                88,090       79,767       72,389         4.27          5.02          5.07
                                         --------     --------     --------
Total Deposits                           $212,547     $199,714     $179,162         3.10%         3.42%         3.66%
                                         --------     --------     --------
--------------------------------------------------------------------------------------------------------------------

(a) The majority of foreign deposits were in denominations of $100,000 or more.

At December 31, 1999, other domestic time deposits in denominations of $100,000 or more totaled $18,401 million, substantially all of which mature in 3 months or less. The table below presents the maturities for domestic time certificates of deposit in denominations of $100,000 or more:

                                                          3 Months         Over 3 Months          Over 6 Months        Over
By remaining maturity at December 31, 1999 (in millions)   Or Less   but within 6 Months   but within 12 Months   12 Months   Total
------------------------------------------------------------------------------------------------------------------------------------
Domestic Time Certificates of Deposit ($100,000 or More)  $  9,990              $  1,810               $    676   $    365   $12,841
====================================================================================================================================

SHORT-TERM AND OTHER BORROWED FUNDS

The following data provides a summary of Chase's short-term and other borrowed funds for the years indicated:

                                              -------      -------      -------
(in millions, except rates)                      1999         1998         1997
-------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND SECURITIES
  SOLD UNDER REPURCHASE AGREEMENTS:
Balance at year-end                           $50,148      $41,632      $56,126
Average daily balance during the year          51,684       61,237       66,789
Maximum month-end balance                      56,816       70,062       80,633
Weighted-average rate at December 31             4.72%        5.91%        5.90%
Weighted-average rate during the year            4.47%        5.56%        5.45%

COMMERCIAL PAPER:
Balance at year-end                           $ 8,509      $ 7,788      $ 4,744
Average daily balance during the year           5,565        5,046        4,283
Maximum month-end balance                       8,509        8,217        4,951
Weighted-average rate at December 31             5.61%        4.78%        5.64%
Weighted-average rate during the year            4.89%        5.13%        5.33%

OTHER BORROWED FUNDS:(a)
Balance at year-end                           $ 5,145      $ 7,239      $ 6,861
Average daily balance during the year           6,287        6,148        7,566
Maximum month-end balance                       8,550        8,175        8,958
Weighted-average rate at December 31(b)          5.69%       12.23%        9.38%
Weighted-average rate during the year(b)         6.85%       12.49%        9.83%
-------------------------------------------------------------------------------

(a)   Excludes securities sold, not yet purchased and structured notes.
(b) The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies, particularly in 1998 and 1997.

      Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper is generally issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term Federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 1999, Chase had unused lines of credit of $2.0 billion available for general corporate purposes, including the payment of commercial paper borrowings. Of this amount, $1.0 billion was cancelled on January 11, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                   THE CHASE MANHATTAN CORPORATION
                                             (Registrant)


                                   By /s/ WILLIAM B. HARRISON JR.
                                      -------------------------------------
                                      (William B. Harrison, Jr.
                                      Chairman and Chief Executive Officer)

                                   Date: March 13, 2000

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

                                            CAPACITY                  DATE
                                            --------                  ----

/s/ WILLIAM B. HARRISON JR.      Director, Chairman and Chief
-----------------------------    Executive Officer
(William B. Harrison, Jr.)       (Principal Executive Officer)


/s/ HANS W. BECHERER             Director
-----------------------------
(Hans W. Becherer)


/s/ FRANK A. BENNACK JR.         Director
-----------------------------
(Frank A. Bennack Jr.)


/s/ SUSAN V. BERRESFORD          Director                         March 13, 2000
-----------------------------
(Susan V. Berresford)


/s/ M. ANTHONY BURNS             Director
-----------------------------
(M. Anthony Burns)


/s/ H. LAURANCE FULLER           Director
-----------------------------
(H. Laurance Fuller)


/s/ MELVIN R. GOODES             Director
-----------------------------
(Melvin R. Goodes)

                                            CAPACITY                  DATE
                                            --------                  ----


/s/ WILLIAM H. GRAY, III         Director
-----------------------------
(William H. Gray, III)


/s/ HAROLD S. HOOK               Director
-----------------------------
(Harold S. Hook)


/s/ HELENE L. KAPLAN             Director
-----------------------------
(Helene L. Kaplan)


/s/ HENRY B. SCHACHT             Director
-----------------------------
(Henry B. Schacht)
                                                                  March 13, 2000

/s/ ANDREW C. SIGLER             Director
-----------------------------
(Andrew C. Sigler)


/s/ JOHN R. STAFFORD             Director
-----------------------------
(John R. Stafford)


/s/ MARINA v.N. WHITMAN          Director
-----------------------------
(Marina v.N. Whitman)


/s/ MARC J. SHAPIRO              Vice Chairman
-----------------------------
(Marc J. Shapiro)                Finance, Risk Management and
                                 Administration
                                 (Principal Financial Officer)


/s/ JOSEPH L. SCLAFANI           Executive Vice President
-----------------------------    and Controller
(Joseph L. Sclafani)             (Principal Accounting Officer)

                                   APPENDIX 1

                 NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL

Pursuant to Item 304 of Regulation S-T, the following is a description of the graphic image material included in the foregoing Management's Discussion and Analysis of Financial Condition.

Graph
Number  Page      Description
------  ----      -----------
1       18        Bar graph entitled "Operating Revenues" in millions,
                  presenting the following information for the years ended
                  December 31,

                  Compound Annual           1995              1996              1997
                  Growth Rate ("CAGR")      ----              ----              ----
                  = 11%                     $15,048           $16,451           $17,699


                                            1998              1999
                                            ----              ----
                                            $19,613           $22,982

                  Since the Chase and Chemical merger, Chase has produced a compound annual growth rate ("CAGR") in operating revenues of 11%.

2       18        Bar graph entitled "Operating Diluted Earnings Per Share" in dollars, presenting the following information for the years ended December 31,

                  Compound Annual           1995              1996              1997
                  Growth Rate ("CAGR")      ----              ----              ----
                  = 20%                     $2.96             $3.64             $4.17


                                            1998              1999
                                            ----              ----
                                            $4.51             $6.21

                  Since the merger, Chase's Operating Diluted EPS has had an annual growth rate of 20%.

3       19        Bar graph entitled "Return on Common Equity", presenting the following information on an operating basis for the years
                  ended December 31,

                  Pre-Merger
                  1993              11.6%
                  1994              14.3%
                  1995              15.8%

                  Post-Merger
                  1996              18.4%
                  1997              19.5%
                  1998              18.4%
                  1999              24.2%

                  The graph above contrasts pre- and post-merger profitability.
                  Since 1995, Chase's return on common equity has exceeded 18%.

4       21        Line graph entitled "Market-Sensitive Revenue" in millions, presenting the following information for the years ended
                  December 31,

                  Logarithmic Regression 1988-1999, Compound Annual Growth Rate
                  ("CAGR") = 15%

                                                     1988     1989     1990     1991    1992     1993     1994
                                                     -----------------------------------------------------------
                  Logarithmic Regression             $1,239   $1,429   $1,648   $1,901  $2,192   $2,529   $2,916
                  Market-Sensitive Revenue           $1,521   $1,508   $1,373   $1,660  $2,209   $3,122   $2,574

                                                     1995     1996     1997     1998    1999
                                                     -----------------------------------------
                  Logarithmic Regression             $3,363   $3,879   $4,474   $5,160  $5,951
                  Market-Sensitive Revenue           $2,996   $3,691   $4,215   $5,027  $7,392

                  The graph above illustrates annual market-sensitive revenue over the last twelve years in comparison to the logarithmic regression trendline over that same period. The compound annual growth rate in market-sensitive revenues since 1988 is 15%.

5       22        Bar graph entitled "Investment Banking Fees" in millions,
                  presenting the following information for the years ended
                  December 31,

                  5 Year
                  Compound Annual           1995              1996              1997
                  Growth Rate ("CAGR")      ----              ----              ----
                  = 26%                     $810              $950              $1,136


                                            1998              1999
                                            ----              ----
                                            $1,502            $1,887

                  Over the past 5 years, investment banking fees have increased at a CAGR of 26%.

6       23        Pie Graph entitled "CCP's Direct Portfolio by Industry",
                  presenting the following information at December 31, 1999 as a percentage of carrying value:

                  571 Portfolio Companies

                  Energy/Natural Resources                    3%
                  Industrial/Auto                             11%
                  Real Estate                                 4%
                  Financial Services                          2%
                  Consumer/Retail                             11%
                  Chemicals                                   2%
                  Other                                       4%

                  Media/Telecommunications                    28%
                  Technology/Information Services             26%               63% in the New Economy
                  Life Sciences                               9%

                  This pie graph reflects the diversification of CCP's portfolio by carrying value at December 31, 1999.

7       23        Bar graph entitled "Increasing Investment Pace - Direct Equity
                  Investments at Cost" in millions, presenting the following information for the years ended December 31,

                  Compound Annual Growth Rate ("CAGR") = 43%

                                            1995              1996              1997
                                            ----              ----              ----
                                            $462              $705              $816

                  Number of Deals           71                73                105

                                            1998              1999
                                            ----              ----
                                            $1,354            $1,930

                  Number of Deals           120               169

8       27        Line graph entitled "Cash Operating Efficiency Ratio",
                  presenting the following information for the years ended
                  December 31,

                  Improvement Since 1995=1000 Basis Points

                                    1995             1996              1997             1998              1999
                                    ----             ----              ----             ----              ----
                                    61%              56%               54%              54%               51%

                  This graph shows that for every dollar of revenue earned, how much is paid for operating expenses (before the amortization of goodwill and certain other intangibles).

9       29        Pie Graph entitled "Operating Revenues by Business Franchise
                  1999" presenting the following information:

                  Global Bank                                 45%
                  National Consumer Services                  42%
                  Global Services                             13%

10      30        Pie Graph entitled "Global Bank Operating Revenues by Key
                  Businesses 1999" presenting the following information:

                  Global Markets                                       39%
                  Global Investment Banking                            15%
                  Corporate Lending and Portfolio Management           15%
                  Chase Capital Partners                               22%
                  Global Private Bank                                  9%

11      30        Bar graph entitled "Global Bank Operating Revenues and SVA", presenting the following information for the years ended
                  December 31,

                                                              1997              1998             1999
                                                              ----              ----             ----
                  Operating Revenues (in billions)            $7.2              $8.0             $10.4
                  SVA (in millions)                           $908              $776             $1,885

                  The above graph demonstrates the changes in Global Bank's operating revenues and SVA over the past three years.

12      32        Pie Graph entitled "National Consumer Services Operating
                  Revenues by Key Businesses 1999" presenting the following
                  information:

                  Chase Cardmember Services                   41%
                  Regional Consumer Banking                   25%
                  Chase Home Finance                          12%
                  Diversified Consumer Services               12%
                  Middle Markets                              10%

13      32        Bar graph entitled "NCS Operating Revenues and SVA",
                  presenting the following information for the years ended
                  December 31,

                                                              1997              1998             1999
                                                              ----              ----             ----
                  Operating Revenues (in billions)            $8.3              $9.1             $9.8
                  SVA (in millions)                           $422              $418             $636

                  The above graph demonstrates the changes in NCS's operating revenues and SVA over the past three years.

14      34        Pie Graph entitled "Global Services Operating Revenues by Key
                  Businesses 1999" presenting the following information:

                  Chase Treasury Solutions           41%
                  Global Investor Services           43%
                  Capital Markets Fiduciary Services 16%

15      34        Bar graph entitled "Global Services Operating Revenues and
                  SVA", presenting the following information for the years ended
                  December 31,

                                                     1997              1998             1999
                                                     ----              ----             ----
                  Operating Revenues (in billions)   $2.6              $2.8             $3.1
                  SVA (in millions)                  $143              $193             $145

                  The above graph demonstrates the changes in Global Service's operating revenues and SVA over the past three years.

16      38        Bar graph entitled "Managed Credit-Related Assets" in billions, presenting the following information at December 31,

                                                     1997              1998             1999
                                                     ----              ----             ----
                  Consumer                           $97               $102             $106
                  Commercial                         $88               $89              $88
                  Risk Management Instruments        $39               $33              $34

                  This graph shows Chase's balance between consumer and commercial credit-related assets over the last three years.

17      39        Bar graph entitled "Commercial Credit-Related Assets",
                  presenting the following information at December 31,

                                                                       1997             1998              1999
                                                                       ----             ----              ----
                  Investment Grade Equivalent                          46.1%            49.4%             53.9%
                  Below Investment Grade Performing                    53.5%            49.7%             45.1%
                  Nonperforming Loans, FX and Derivatives              0.4%             0.9%              1.0%

                  This graph highlights the increasing percentage of investment grade equivalents over the past three years. The balances include derivative and FX instruments.

18      39        Bar graph entitled "Commercial Credit-Related Assets Industry
                  Profile - 10 Largest Industries" in billions, presenting the following information at December 31,

                                                     1999              1999             1998              1998
                                                     Investment        Below            Investment        Below
                                                     Grade             Investment       Grade             Investment
                                                     Equivalent        Grade            Equivalent        Grade
                                                     ----------------------------------------------------------
                  Commercial Banking                 $19.4             $3.5             $19.5             $4.6
                  Private Banking/Investment
                       Management                    $7.8              $2.2             $5.5              $2.4
                  Holding & Investment
                       Companies                     $4.5              $2.2             $2.4              $1.8
                  Securities Brokers, Dealers,
                       Exchanges                     $3.8              $1.2             $3.9              $1.0
                  Real Estate                        $1.5              $3.5             $1.2              $4.5
                  Oil & Gas Exploration/
                       Production                    $1.1              $2.4             $1.1              $3.1
                  Investment & Pension Funds         $2.1              $1.1             $1.8              $1.4
                  Business Services                  $0.7              $2.2             $0.8              $2.0
                  Shipping                           $0.6              $2.3             $0.6              $2.3
                  Utilities                          $1.3              $1.4             $1.0              $1.9

                  This graph shows Chase's broad diversification across industries and its high-quality commercial lending exposure.
                  The balances include derivative and FX instruments.

19      40        Pie Graph entitled "Worldwide Consumer Managed Loan Portfolio"
                  presenting the following information:

                                              Percent of loan
                                              category to total       1999            1998
                                              consumer managed        Charge-off      Charge-off
                                              loan portfolio          Rate            Rate
                                              --------------------------------------------------
                  Residential Mortgage                 43%            .07%            .07%
                  Credit Card Managed                  32%            5.66%           6.02%
                  Auto                                 17%            .45%            .55%
                  Other Consumer                        8%            2.54%           1.67%

                  The graph above shows average annual charge-off rates by various consumer categories (including domestic and foreign balances) and the percentage of each loan category to the total consumer managed loan portfolio at December 31, 1999.
                  The charge-off rate for the entire consumer portfolio was 2.10% in 1999, a decrease from 2.22% in 1998.

20      43        Pie Chart entitled "Total Managed Assets by Region",
                  presenting the following information at December 31, 1999

                  United States/Canada                                 82.2%
                  Western Europe                                       13.4%
                  Asia Developed                                       1.2%
                  Latin America-Emerging                               1.4%
                  Asia-Emerging                                        1.3%
                  Eastern Europe/Africa/Middle East                    0.5%

                  This chart displays Chase's net cross-border exposure by geographic region as a percentage of managed assets.

21      47        Bar graph entitled "Histogram of Daily Market Risk-Related
                  Revenue for 1999 and 1998" presenting the following
                  information:

                  Millions of dollars($)    0 - 5    5 - 10   10 - 15  15 - 20  20 - 25 25 - 30  30 and Over
                                            -----    ------   -------  -------  ------- -------  -----------

                                                                       1999
                                                                       ----
                  Number of trading days       40       54        49      45         32     16          14
                  market risk-related
                  revenue was within the                               1998
                  above prescribed positive                            ----
                  dollar range                 35       46        52      40         20     12          17

                  Millions of dollars($)    0 - (5)(5) - (10)(10) - (15)(15) - (20)(20) - (25)(25) - (30)(30) and Over
                                            ------- --------- ---------- ---------- ---------- ---------- ------------

                                                                       1999
                                                                       ----
                  Number of trading days       6      3           1          0          0               0           0
                  market risk-related
                  revenue was within the                               1998
                  above prescribed negative                            ----
                  dollar range                15      9           4          3          1               3           2

22      51        Line Graph entitled "Capital: Tangible Results" in billions, presenting the following information at December 31,

                                                                                Management's
                                    Risk-Weighted                               Estimate Excluding
                                    Assets                    Growth            Year 2000 Impact
                  1996              $249
                  1997              $286                      15%
                  1998              $289                      1%
                  1999              $302                      4%                $297

                  The above graph shows the impact Chase's disciplined approach to balance sheet management has had on the growth in risk-weighted assets. Management estimates that the impact of consumer flight to quality over Year 2000 uncertainty contributed approximately $5 billion to Chase's risk-weighted assets. Excluding this impact, management estimates that the increase in risk-weighted assets in 1999 would have been only approximately 3%.

23      52        Line graph entitled "Risk-Based Capital Ratios at December
                  31," presenting the following information:

                                            1995              1996              1997             1998              1999
                                            ----              ----              ----             ----              ----
                  Total Risk-Based
                  Capital                   12.3%             11.8%             11.6%            12.0%             12.1%

                  Tier 1 Risk-Based
                  Capital                   8.2%              8.2%              7.9%             8.3%              8.4%

                  Tier 1 Leverage           6.7%              6.8%              6.0%             6.4%              6.6%

                  During 1997, Chase adopted the Federal Reserve's guidelines for calculating market risk-adjusted capital. Prior period ratios have not been restated.

24      53        Bar graph entitled "Market Capitalization at December 31, in billions" presenting the following information: CAGR = 25%

                                            1995              1996              1997             1998              1999
                                            ----              ----              ----             ----              ----
                  Market Capitalization $   26       $        39       $        46      $        60       $        64

                  Chase's market capitalization continues to grow and has more than doubled since the Merger.

                                 EXHIBIT INDEX

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

3.4 By-laws, as amended as of June 1, 1999, of The Chase Manhattan Corporation (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-92217) of The Chase Manhattan Corporation.

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

4.3(a) Indenture, dated as of July 1, 1986, between The Chase Manhattan
       Corporation and Bankers Trust Company, as Trustee (incorporated by reference to Exhibit (4)(a) to the Registration Statement on Form S-3 (File No. 33-7299) of The Chase Manhattan Corporation).

4.3(b) First Supplemental Indenture, dated as of November 1, 1990, between The
       Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(b) to the Registration Statement on Form S-3 (File No. 33-40485) of The Chase Manhattan Corporation).

4.3(c) Second Supplemental Indenture, dated as of May 1, 1991, between The Chase
       Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit
       (4)(c) to the Registration Statement on Form S-3 (File No. 33-42367) of The Chase Manhattan Corporation).

4.3(d) Third Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation and Bankers Trust Company, as Trustee, to the Indenture, dated as of July 1, 1986 (incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

                                 Exhibit Index

Item No.                          Description

4.4(a) Amended and Restated Indenture, dated as of September 1, 1993, between
       The Chase Manhattan Corporation and Chemical Bank, as Trustee (incorporated by reference to Exhibit (4)(cc) to the Current Report on Form 8-K, dated August 19, 1993, of The Chase Manhattan Corporation, File No. 1-5945).

4.4(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical
       Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.4(c) Second Supplemental Indenture, dated as of October 8, 1996, between The
       Chase Manhattan Corporation and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993 (incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-3 (File No. 333-14959) of The Chase Manhattan Corporation).

4.5(a) Indenture, dated as of May 15, 1993, between Margaretten Financial
       Corporation and The Bank of New York, as Trustee, relating to the 6 3/4% Guaranteed Notes due June 15, 2000 (incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 (No. 33-60262) of Margaretten Financial Corporation).

4.5(b) Supplemental Indenture, dated as of July 22, 1994, to the Indenture, dated as of May 15, 1993, among Margaretten Financial Corporation, Chemical Banking Corporation and The Bank of New York, as Trustee, and Guarantee, dated as of July 22, 1994, by Chemical Banking Corporation (incorporated by reference to Exhibit 4.34 to the Current Report on Form 8-K, dated September 28, 1994, of Chemical Banking Corporation, File No. 1-5805).

4.6 Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.7 Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.8 Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.4 The Chase Manhattan Corporation 1996 Long-Term Incentive Plan (incorporated by reference to Schedule 14A, filed on April 17, 1996, of The Chase Manhattan Corporation, File No. 1-5805).

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

                                 Exhibit Index

Item No.                          Description

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

10.11 Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of the The Chase Manhattan Corporation, File No. 1-5805).

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

                                 Exhibit Index

Item No.                          Description

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