Form 10-Q
period 2000-03-31
CHASE MANHATTAN CORP /DE/
filed 2000-05-15
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTER ENDED MARCH 31, 2000                                     COMMISSION FILE NUMBER 1-5805
                             --------------                                                            ------



                         THE CHASE MANHATTAN CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                                                   13-2624428
      -------------------------------                                                   -------------------
      (STATE OR OTHER JURISDICTION OF                                                   (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                                                    IDENTIFICATION NO.)

       270 PARK AVENUE, NEW YORK, NEW YORK                                                     10017
       -----------------------------------                                                -------------
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

                                                            YES  X      NO
                                                                ---        ---

      COMMON STOCK, $1 PAR VALUE                                    824,502,733
      -------------------------------------------------------------------------

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON APRIL 30, 2000.

================================================================================
                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION                                                                                    Page
------------------------------                                                                                    ----

Item 1       Financial Statements - The Chase Manhattan Corporation:

                    Consolidated Balance Sheet at March 31, 2000 and
                    December 31, 1999                                                                               3

                    Consolidated Statement of Income for three months
                    ended March 31, 2000 and March 31, 1999                                                         4

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    three months ended March 31, 2000 and March 31, 1999                                            5

                    Consolidated Statement of Cash Flows for the three months
                    ended March 31, 2000 and March 31, 1999                                                         6

             Notes to Consolidated Financial Statements                                                         7-10

Item 2       Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                        11-34

             Glossary of Terms                                                                                    35

PART II - OTHER INFORMATION

Item 1       Legal Proceedings                                                                                 36

Item 2       Sales of Unregistered Common Stock                                                                36

Item 6       Exhibits and Reports on Form 8-K                                                                  37

================================================================================

Part I
Item 1

                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,          December 31,
                                                                                               2000                  1999
                                                                                       ------------          ------------
   ASSETS
   Cash and Due from Banks                                                             $     16,258          $    16,229
   Deposits with Banks                                                                        2,992               28,076
   Federal Funds Sold and Securities Purchased under Resale Agreements                       28,469               23,823
   Trading Assets:    Debt and Equity Instruments                                            32,352               30,191
                      Risk Management Instruments                                            31,064               33,078
   Securities:
        Available-for-Sale                                                                   62,653               60,625
        Held-to-Maturity (Market Value: $807 in 2000 and $876 in 1999)                          822                  888
   Loans (Net of Allowance for Loan Losses of $3,457 in 2000 and 1999)                      172,000              172,702
   Premises and Equipment                                                                     4,455                4,439
   Due from Customers on Acceptances                                                            642                  622
   Accrued Interest Receivable                                                                2,369                2,505
   Other Assets                                                                              37,408               32,927
                                                                                       ------------          -----------
       TOTAL ASSETS                                                                    $    391,484          $   406,105
                                                                                       ============          ===========
   LIABILITIES
   Deposits:
     Domestic: Noninterest-Bearing                                                     $     49,014          $    49,468
                Interest-Bearing                                                             79,427               80,132
     Foreign:   Noninterest-Bearing                                                           4,920                6,061
                Interest-Bearing                                                             78,300              106,084
                                                                                       ------------          -----------
       Total Deposits                                                                       211,661              241,745
   Federal Funds Purchased and Securities Sold under
       Repurchase Agreements                                                                 64,879               50,148
   Commercial Paper                                                                           6,297                8,509
   Other Borrowed Funds                                                                       6,131                5,145
   Acceptances Outstanding                                                                      642                  622
   Trading Liabilities                                                                       36,855               38,573
   Accounts Payable, Accrued Expenses and Other Liabilities, Including
       the Allowance for Credit Losses of $170 in 2000 and 1999                              17,318               17,056
   Long-Term Debt                                                                            20,640               17,602
   Guaranteed Preferred Beneficial Interests in Corporation's
     Junior Subordinated Deferrable Interest Debentures                                       2,538                2,538
                                                                                       ------------          -----------
       TOTAL LIABILITIES                                                                    366,961              381,938
                                                                                       ------------          -----------

   COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

   PREFERRED STOCK OF SUBSIDIARY                                                                550                  550
                                                                                       ------------          -----------

   STOCKHOLDERS' EQUITY
   Preferred Stock                                                                              928                  928
   Common Stock (Authorized 1,500,000,000 Shares, Issued 881,874,621
      Shares in 2000 and 1999)                                                                  882                  882
   Capital Surplus                                                                            9,323                9,714
   Retained Earnings                                                                         18,494               17,547
   Accumulated Other Comprehensive Income                                                    (1,369)              (1,454)
   Treasury Stock, at Cost (57,708,147 Shares in 2000
        and 54,703,888 Shares in 1999)                                                       (4,285)              (4,000)
                                                                                       -------------         ------------
       TOTAL STOCKHOLDERS' EQUITY                                                            23,973               23,617
                                                                                       ------------          -----------
       TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
          AND STOCKHOLDERS' EQUITY                                                     $    391,484          $   406,105
                                                                                       ============          ===========

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                          THREE MONTHS ENDED MARCH 31,
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                 2000                   1999
                                                                                             -------------          ------------
     INTEREST INCOME
     Loans                                                                                   $     3,480              $   3,209
     Securities                                                                                      933                    835
     Trading Assets                                                                                  416                    418
     Federal Funds Sold and Securities Purchased under Resale Agreements                             446                    381
     Deposits with Banks                                                                             134                    184
                                                                                             -----------              ---------
         Total Interest Income                                                                     5,409                  5,027
                                                                                             -----------              ---------

     INTEREST EXPENSE
     Deposits                                                                                      1,965                  1,598
     Short-Term and Other Borrowings                                                               1,129                    914
     Long-Term Debt                                                                                  354                    311
                                                                                             -----------              ---------
         Total Interest Expense                                                                    3,448                  2,823
                                                                                             -----------              ---------

     NET INTEREST INCOME                                                                           1,961                  2,204
     Provision for Loan Losses                                                                       342                    381
                                                                                             -----------              ---------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           1,619                  1,823
                                                                                             -----------              ---------

     NONINTEREST REVENUE
     Investment Banking Fees                                                                         648                    317
     Trust, Custody and Investment Management Fees                                                   509                    414
     Credit Card Revenue                                                                             397                    379
     Fees for Other Financial Services                                                               731                    553
     Trading Revenue                                                                               1,021                    618
     Securities Gains                                                                                 14                    156
     Private Equity Gains                                                                            500                    325
     Other Revenue                                                                                   144                    178
                                                                                             -----------              ---------
         Total Noninterest Revenue                                                                 3,964                  2,940
                                                                                             -----------              ---------

     NONINTEREST EXPENSE
     Salaries                                                                                      1,753                  1,384
     Employee Benefits                                                                               287                    255
     Occupancy Expense                                                                               226                    218
     Equipment Expense                                                                               285                    243
     Other Expense                                                                                   939                    845
                                                                                             -----------              ---------
         Total Noninterest Expense                                                                 3,490                  2,945
                                                                                             -----------              ---------

     INCOME BEFORE INCOME TAX EXPENSE                                                              2,093                  1,818
     Income Tax Expense                                                                              733                    645
                                                                                             -----------              ---------
     NET INCOME                                                                              $     1,360              $   1,173
                                                                                             ===========              =========
     NET INCOME APPLICABLE TO COMMON STOCK                                                   $     1,344              $   1,155
                                                                                             ===========              =========

     NET INCOME PER COMMON SHARE

     Basic                                                                                   $      1.65              $    1.37
                                                                                             ===========              =========
     Diluted                                                                                 $      1.59              $    1.32
                                                                                             ===========              =========


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31,
                                  (IN MILLIONS)

                                                                                             2000               1999
                                                                                          ---------         ----------
PREFERRED STOCK
Balance at Beginning and End of Period                                                    $     928         $    1,028
                                                                                          ---------         ----------

COMMON STOCK
Balance at Beginning and End of Period                                                          882                882
                                                                                          ---------         ----------

CAPITAL SURPLUS
Balance at Beginning of Year                                                                  9,714              9,836
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects                                     (391)              (294)
                                                                                          ----------        ----------
Balance at End of Period                                                                      9,323              9,542
                                                                                          ---------         ----------

RETAINED EARNINGS
Balance at Beginning of Year                                                                 17,547             13,544
Net Income                                                                                    1,360              1,173
Cash Dividends Declared:       Preferred Stock                                                  (16)               (18)
                               Common Stock                                                    (397)              (348)
                                                                                          ----------        ----------
Balance at End of Period                                                                     18,494             14,351
                                                                                          ---------         ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                                 (1,454)               392
Other Comprehensive Income (Loss)                                                                85               (491)
                                                                                          ---------         -----------
Balance at End of Period                                                                     (1,369)               (99)
                                                                                          ----------        -----------

TREASURY STOCK, AT COST
Balance at Beginning of Year                                                                 (4,000)            (1,844)
Purchase of Treasury Stock                                                                   (1,072)            (1,661)
Reissuance of Treasury Stock                                                                    787              1,069
                                                                                          ---------         ----------
Balance at End of Period                                                                     (4,285)            (2,436)
                                                                                          ----------        ----------

TOTAL STOCKHOLDERS' EQUITY                                                                $  23,973         $   23,268
                                                                                          =========         ==========




COMPREHENSIVE INCOME
Net Income                                                                                $   1,360         $    1,173
Other Comprehensive Income (Loss)                                                                85               (491)
                                                                                          ---------         -----------
Comprehensive Income                                                                      $   1,445         $      682
                                                                                          =========         ==========

--------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                  (IN MILLIONS)

                                                                                                 2000               1999
                                                                                              -----------       ----------
OPERATING ACTIVITIES
Net Income                                                                                    $     1,360       $   1,173
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
by Operating Activities:
      Provision for Loan Losses                                                                       342             381
      Depreciation and Amortization                                                                   386             340
      Net Change in:
         Trading-Related Assets                                                                      (447)          3,841
         Accrued Interest Receivable                                                                  137              73
         Private Equity Investments                                                                (1,541)            (83)
         Other Assets                                                                              (3,096)         (1,901)
         Trading-Related Liabilities                                                               (2,692)         (2,743)
         Accrued Interest Payable                                                                    (702)           (176)
         Other Liabilities                                                                          1,938          (1,742)
      Other, Net                                                                                      133             128
                                                                                              -----------       ---------
Net Cash (Used) by Operating Activities                                                            (4,182)           (709)
                                                                                              ------------      ----------

INVESTING ACTIVITIES
Net Change in:
      Deposits with Banks                                                                          25,084           3,775
      Federal Funds Sold and Securities Purchased under Resale Agreements                          (8,976)         (9,101)
      Loans Due to Sales and Securitizations                                                        6,005          10,461
      Other Loans, Net                                                                             (5,592)        (12,102)
      Other, Net                                                                                       12             358
Proceeds from the Maturity of Held-to-Maturity Securities                                             122             371
Purchases of Held-to-Maturity Securities                                                              (55)             --
Proceeds from the Maturity of Available-for-Sale Securities                                         2,904           3,092
Proceeds from the Sale of Available-for-Sale Securities                                            15,422          36,784
Purchases of Available-for-Sale Securities                                                        (20,481)        (33,525)
Cash Used in Acquisitions                                                                               -             (49)
                                                                                              -----------       ----------
Net Cash Provided by Investing Activities                                                          14,445              64
                                                                                              -----------       ---------

FINANCING ACTIVITIES
Net Change in:
      Noninterest-Bearing Domestic Demand Deposits                                                   (454)           (161)
      Domestic Time and Savings Deposits                                                             (705)         (4,001)
      Foreign Deposits                                                                            (28,925)           (634)
      Federal Funds Purchased and Securities Sold under Repurchase Agreements                      19,061          12,205
      Other Borrowed Funds                                                                         (1,226)         (4,080)
      Other, Net                                                                                       76             (39)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                                 3,893           1,075
Maturity and Redemption of Long-Term Debt                                                            (860)         (1,077)
Proceeds from the Issuance of Stock                                                                   345             571
Treasury Stock Purchased                                                                           (1,072)         (1,661)
Cash Dividends Paid                                                                                  (354)           (323)
                                                                                              ------------      ----------
Net Cash Provided (Used) by Financing Activities                                                  (10,221)          1,875
                                                                                              ------------      ---------
Effect of Exchange Rate Changes on Cash and Due from Banks                                            (13)              8
                                                                                              ------------      ---------
Net Increase in Cash and Due from Banks                                                                29           1,238
Cash and Due from Banks at January 1,                                                              16,229          17,068
                                                                                              -----------       ---------
Cash and Due from Banks at March 31,                                                          $    16,258       $  18,306
                                                                                              ===========       =========
Cash Interest Paid                                                                            $     2,746       $   2,999
                                                                                              -----------       ---------
Taxes Paid                                                                                    $       443       $     134
                                                                                              -----------       ---------

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

-------------------------------------------------------------------------------
See Glossary of Terms on page 35 for definition of terms used throughout the Notes to Consolidated Financial Statements.
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and financial reporting policies of The Chase Manhattan Corporation ("Chase") conform to generally accepted accounting principles ("GAAP") and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information.

NOTE 2 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note 1 of Chase's 1999 Annual Report.

Net gains from available-for-sale ("AFS") securities sold in the first quarters of 2000 and 1999 were $14 million (gross gains of $39 million and gross losses of $25 million) and $156 million (gross gains of $211 million and gross losses of $55 million), respectively. There were no sales of held-to-maturity securities in the periods presented.

The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

================================================================================================================================
                                                                     MARCH 31, 2000                         December 31, 1999
                                                            --------------------------------        -------------------------
(in millions)                                                 AMORTIZED             FAIR              Amortized         Fair
AVAILABLE-FOR-SALE SECURITIES:                                  COST               VALUE (a)            Cost           Value (a)
                                                              ---------           -------             ---------       ------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                          $    27,628         $   25,927             $27,938        $   26,326
        CMOs and U.S. Treasuries                                 26,879             26,019              23,652            22,684
Debt Securities Issued by Foreign Governments                     8,834              8,715               9,469             9,364
Corporate Debt Securities and Equity Securities                   1,183              1,410               1,162             1,334
Other, primarily Asset-Backed Securities (b)                        537                582                 899               917
                                                            -----------         ----------          ----------        ----------
        Total Available-for-Sale Securities                 $    65,061         $   62,653          $   63,120        $   60,625

HELD-TO-MATURITY SECURITIES (c)                             $       822         $      807          $      888        $      876
--------------------------------------------------------------------------------------------------------------------------------

(a) Gross unrealized gains and losses on available-for-sale securities were $387 million and $2,795 million, respectively, at March 31, 2000 and $231 million and $2,726 million, respectively, at December 31, 1999. Gross unrealized gains and losses on held-to-maturity securities were $1 million and $16 million, respectively, at March 31, 2000. Gross unrealized gains and losses were $1 million and $13 million, respectively, at December 31, 1999.

(b) Includes collateralized mortgage obligations ("CMO") of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

(c)  Primarily U.S. Government and Federal Agency and Corporation Obligations.

================================================================================

NOTE 3 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

There have been no changes related to the statutory business trusts during the 2000 first quarter. For a discussion of these business trusts, see page 69 of Chase's 1999 Annual Report.

Part I
Item 1 (continued)

NOTE 4 - RESTRUCTURING COSTS

In the 1999 fourth quarter, Chase incurred a $175 million restructuring charge. For a discussion of Chase's restructuring costs, refer to Note 12 and page 28 of Chase's 1999 Annual Report. As of March 31, 2000, the liability balance related to the restructuring charge was $146 million, of which $96 million related to severance costs associated with the relocation and elimination of staff positions and $50 million related to planned dispositions of certain premises and equipment. The following table shows activity during the 2000 first quarter.

==================================================================================================================================
(in millions)                                                              Costs Applied Against
                                          Restructuring Liability          the Liability in the          RESTRUCTURING LIABILITY
                                           at December 31, 1999             First Quarter 2000              AT MARCH 31, 2000
                                           --------------------             ------------------              -----------------
Severance Costs                                 $        125                  $          (29)                $         96
Disposition of Premises/Equipment                         50                              --                           50
                                                ------------                  --------------                 ------------
    Total                                       $        175                  $          (29)                $        146
                                                ============                  ===============                ============
==================================================================================================================================



NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

==================================================================================================================================
Three months ended March 31,
(in millions)
                                                  2000                                                    1999
                         -----------------------------------------------------    ------------------------------------------------
                                            NET UNREALIZED      ACCUMULATED                       Net Unrealized     Accumulated
                          ACCUMULATED        GAIN(LOSS) ON          OTHER         Accumulated      Gain(Loss) on        Other
                          TRANSLATION         SECURITIES      COMPREHENSIVE        Translation      Securities      Comprehensive
                          ADJUSTMENT     AVAILABLE-FOR-SALE        INCOME         Adjustment     Available-for-Sale     Income
                          -----------    ------------------   -------------       ------------   ------------------ -------------
Beginning Balance            $      17       $    (1,471)        $   (1,454)       $      17        $     375          $     392
Change during Period                --                85                 85               --             (491)              (491)
                             ---------       -----------         ----------        ---------        ----------         ----------
Ending Balance               $      17       $    (1,386) (a)    $   (1,369)       $      17            $(116) (a)     $     (99)
                             =========       ===========         ==========        =========        ==========         ==========
----------------------------------------------------------------------------------------------------------------------------------


(a) Represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio, including securities classified as loans, which are subject to the provisions of SFAS 115.

================================================================================

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note 22 of the 1999 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.


==================================================================================================================================
                                                 MARCH 31, 2000                                      December 31, 1999
                                   -------------------------------------------        -----------------------------------------
                                   CARRYING      ESTIMATED       APPRECIATION/        Carrying     Estimated      Appreciation/
  (in millions)                      VALUE       FAIR VALUE      (DEPRECIATION)         Value      Fair Value     (Depreciation)

----------------------------------------------------------------------------------------------------------------------------------

Total Financial Assets             $    377,719   $    379,668    $   1,949          $   387,414    $   389,469     $    2,055
                                   ============   ============                       ===========    ===========
Total Financial Liabilities        $    366,099   $    366,010           89          $   381,078   $    380,599            479
                                   ============   ============    ---------          ===========   ============     ----------
Estimated Fair Value in Excess
   of Carrying Value                                              $   2,038                                         $    2,534
                                                                  =========                                         ==========
==================================================================================================================================

Derivative contracts used in connection with Chase's asset/liability ("A/L") activities had an unrecognized net loss of $883 million and $877 million at March 31, 2000 and December 31, 1999, respectively, both of which are included in the table above.

Part I
Item 1 (continued)

NOTE 7 - CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 18 of Chase's 1999 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At March 31, 2000, Chase and each of its depository institutions, including those listed in the table below, were "well capitalized" as defined by banking regulators.

==================================================================================================================================
MARCH 31, 2000                                                           The Chase               Chase
(in millions, except ratios)                     Chase (a)            Manhattan Bank             Texas              Chase USA
----------------------------------------------------------------------------------------------------------------------------------

Tier 1 Capital (d)                        $     25,769               $    19,033            $     1,670           $     3,044
Total Capital                                   36,739                    26,621                  2,334                 4,200
Risk-Weighted Assets (b)                       299,047                   231,752                 19,140                32,793
Adjusted Average Assets                        389,826                   311,341                 23,568                33,839

Tier 1 Capital Ratio (b)(d)                       8.62%                     8.21%                  8.73%                 9.28%
Total Capital Ratio (b)(d)                       12.29%                    11.49%                 12.19%                12.81%
Tier 1 Leverage Ratio (c)(d)                      6.61%                     6.11%                  7.09%                 9.00%
----------------------------------------------------------------------------------------------------------------------------------


(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

(b) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $91,002 million, $82,742 million, $4,122 million and $1,973 million, respectively.

(c) Tier 1 Capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).

(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 Capital and Tier 1 leverage ratios.

================================================================================


NOTE 8 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

Chase utilizes derivative and foreign exchange financial instruments for both trading and A/L activities. For a discussion of the financial instruments used and the credit and market risks involved, see the Management's Discussion and Analysis ("MD&A") on pages 42 and 45, and Note 19 of Chase's 1999 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

================================================================================================================================
                                                              NOTIONAL AMOUNTS (a)                       CREDIT EXPOSURE
                                                           MARCH 31,       December 31,           MARCH 31,       December 31,
(in billions)                                                   2000               1999                2000               1999
--------------------------------------------------------------------------------------------------------------------------------

Interest Rate Contracts                                    $ 11,828.0         $ 11,126.9           $   10.0           $   10.3
Foreign Exchange Contracts                                    1,741.2            1,652.1               14.3               15.8
Debt, Equity, Commodity and Other Contracts                     180.3              157.6                7.6                7.4
                                                                                                   --------           --------
Total Credit Exposure Recorded on the Balance Sheet                                                $   31.9           $   33.5
                                                                                                   ========           ========
--------------------------------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and debt, equity, commodity and other contracts were $1,203.8 billion, $3.6 billion and $14.8 billion, respectively, at March 31, 2000, compared with $1,075.4 billion, $3.0 billion and $13.0 billion, respectively, at December 31,1999. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.

================================================================================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1 (continued)

NOTE 10 - SEGMENT INFORMATION

Chase is organized into three major businesses: Global Bank, National Consumer Services ("NCS") and Global Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is evaluated by management.

Chase uses Shareholder Value Added ("SVA"), Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 20 and Note 23 of the 1999 Annual Report. The following table provides Chase's segment results.

================================================================================================================================
(in millions)                                                NATIONAL                          CORPORATE/
                                            GLOBAL           CONSUMER          GLOBAL          RECONCILING
                                             BANK            SERVICES         SERVICES          ITEMS (a)              TOTAL
                                            ------           --------         --------         -----------             -----
FIRST QUARTER 2000
Operating Revenue (b)                    $    3,018         $    2,396       $    851           $     (86)          $    6,179
Intersegment Revenue (b)                        (44)                 1             51                  (8)                  --
Operating Earnings                              922                311            136                  (9)               1,360
Cash Operating Earnings (c)                     942                348            151                   4                1,445
Average Managed Assets                      248,976            140,845         15,857               3,690              409,368
SVA                                             432                 76             62                 131                  701

FIRST QUARTER 1999
Operating Revenue (b)                    $    2,389         $    2,404       $    726           $    (106)          $    5,413
Intersegment Revenue (b)                        (23)                 1             20                   2                   --
Operating Earnings                              779                354             94                 (54)               1,173
Cash Operating Earnings (c)                     789                396            109                 (48)               1,246
Average Managed Assets                      233,689            125,436         16,954               8,837              384,916
SVA                                             358                141             13                 (11)                 501
--------------------------------------------------------------------------------------------------------------------------------

(a) Corporate/Reconciling Items include Support Units, Corporate and the net effect of management accounting policies.

(b) Operating Revenue includes Intersegment Revenue, which includes revenue and revenue sharing agreements between segments, net of intersegment expenses. Transactions between business segments primarily are conducted at fair value.

(c) Cash Operating Earnings excludes the impact of credit card securitizations, restructuring costs, special items, and amortization of goodwill and certain other intangibles.

================================================================================

The table below presents a reconciliation of the combined segment information to Chase's consolidated net income as included in the Consolidated Statement of Income. For a further discussion concerning Chase's business franchise (segment) results, see Lines of Business Results in the MD&A on pages 20-23.

======================================================================================================================
                                                                          FIRST QUARTER
                                                           ---------------------------------------------
                                                               2000                             1999
                                                           --------------                 --------------
(in millions)

SEGMENTS' CASH OPERATING EARNINGS                            $    1,441                      $     1,294
Corporate/Reconciling Items                                           4                              (48)
                                                             ----------                      -----------
CONSOLIDATED CASH OPERATING EARNINGS                              1,445                            1,246
Amortization of Goodwill and Certain other Intangibles              (85)                             (73)
                                                             ----------                      -----------
CONSOLIDATED OPERATING EARNINGS                                   1,360                            1,173
Special Items and Restructuring Costs                                --                               --
                                                             ----------                      -----------
CONSOLIDATED NET INCOME                                      $    1,360                      $     1,173
                                                             ==========                      ===========
======================================================================================================================

NOTE 11 - STOCK SPLIT

On March 21, 2000, Chase's Board of Directors approved a three-for-two stock split, subject to shareholder approval at Chase's annual meeting on May 16, 2000. If approved by the shareholders, the stock split is intended to be effective at the close of business May 17, 2000. Assuming shareholder approval of the split, Chase's basic and diluted pro forma earnings per share for the 2000 first quarter would be $1.10 and $1.06, respectively, on both an operating and reported basis. Comparable amounts for the 1999 first quarter would be $0.91 and $0.88 per share, respectively, on both an operating and reported basis.

Part I
Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------
OVERVIEW
-------------------------------------------------------------------------------------------------------------------
(in millions, except per share                                    FIRST QUARTER
  and ratio data)                                   ---------------------------------------            Over(Under)
                                                          2000                     1999                   1Qtr99
                                                     -------------           ---------------              ------
OPERATING BASIS (a)
Revenue                                               $    6,179                 $   5,413                  14%
Earnings                                                   1,360                     1,173                  16
Diluted Earnings per Share                                  1.59                      1.32                  20
Diluted Cash Earnings per Share                             1.69                      1.41                  20
Shareholder Value Added                                      701                       501                  40
Return on Average Common Equity                             24.0%                     20.6%                340 bp
Overhead Ratio                                                56                        54                 200
-------------------------------------------------------------------------------------------------------------------

REPORTED BASIS

Net Income                                            $    1,360                 $   1,173                  16%
Diluted Net Income per Share                                1.59                      1.32                  20
Return on Average Common Equity                             24.0%                     20.6%                340 bp
-------------------------------------------------------------------------------------------------------------------

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see Glossary of Terms on page 35.

bp   Denotes basis points; 100 bp equals 1%.

================================================================================

Chase's diluted earnings per share were $1.59 in the first quarter, on both a reported and operating basis, 20% higher than the $1.32 per share, on a reported and operating basis, in the first quarter of 1999. Operating earnings and reported net income in the first quarter of 2000 were each $1.36 billion, compared with $1.17 billion in the first quarter of 1999. Diluted cash earnings per share increased 20% to $1.69 in the first quarter, compared with $1.41 in the first quarter of 1999.

Operating highlights for first quarter of 2000 included:

               -    Global Bank's cash operating earnings increased 19%

               - Global Services rebounded with 39% cash operating earnings growth

               -    Return on common equity was 24%

               -    Dividend was raised 17%

               - Repurchased $675 million of common stock, on a net basis, while Tier 1 Capital ratio rose to 8.6%

               - Announced three-for-two stock split, subject to shareholder approval

The strong 2000 first quarter results continued to demonstrate the strength and diversity of the Chase franchise. Chase continued its disciplined approach to making investments designed to propel its future growth, especially the growth opportunities presented by the New Economy and the rapidly changing global economy.

DIVERSE FRANCHISE: During the 2000 first quarter, Global Bank had 19% growth in cash operating earnings and 26% growth in operating revenue, when compared with the 1999 first quarter, reflecting strong results in all businesses. Global Services' operating revenues were $851 million, a 17% increase over the prior year's first quarter, reflecting strong growth in Chase's securities processing businesses. National Consumer Services ("NCS") had operating revenues of $2.4 billion, which were relatively flat when compared with the 1999 first quarter. Improved results from NCS' regional banking, middle market banking, retail investment business and mortgage finance business were not enough to offset pressures on credit card margins due to rising interest rates and a $100 million reduction in auto finance's interest income to address exposure to potential losses on future auto lease terminations.

FINANCIAL DISCIPLINE: Chase seeks to manage its businesses with strict financial discipline with attention to risk, capital and expense management. Credit costs decreased 8% from the 1999 first quarter, while nonperforming assets at March 31, 2000 were $1.70 billion and remained low as a percentage of total assets.

SVA continued to restrain growth in risk-weighted assets without impeding growth in income. As a result, Chase repurchased $675 million of its common stock on a net basis during the 2000 first quarter, while its Tier 1 Capital ratio increased to 8.6%.

Total operating noninterest expenses increased 19% in the first quarter of 2000, with the growth in expenses supporting revenue growth. A significant portion of the expense growth was due to higher incentives related to revenue increases in global banking businesses and to the acquisition of Hambrecht & Quist ("H&Q") in the fourth quarter of 1999. Chase continues to be committed to managing the relationship between its expense and revenue growth.

INVESTING FOR GROWTH: One of Chase's strategic priorities is investing for growth - a willingness to use its resources to strengthen its competitiveness where it has leadership positions. A recent example is the announcement on April 11, 2000 that Chase had agreed to terms for an offer for Robert Fleming Holdings Ltd. ("Flemings"), a global asset management and investment banking firm. See Other Events on page 31 for a further discussion on Flemings.

This Management's Discussion and Analysis contains certain forward-looking statements. Those forward-looking statements are subject to risks and uncertainties, and Chase's actual results may differ from those statements. See Chase's reports filed with the Securities and Exchange Commission, in particular the 1999 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 35 for a definition of terms used throughout this Form 10-Q.

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following section provides a discussion of Chase's results of operations as reported in its financial statements as well as on an operating basis. Management categorizes its revenue components as either market-sensitive or less market-sensitive. For a further discussion of management's performance measurements, see page 20 of Chase's 1999 Annual Report.

The following table provides a reconciliation between Chase's reported financial statements and as presented on an operating basis.

===================================================================================================================================
                                                    FIRST QUARTER 2000                              First Quarter 1999
                                      ---------------------------------------------    --------------------------------------------
(in millions, except per                REPORTED          CREDIT        OPERATING        Reported         Credit         Operating
  share data)                           RESULTS (a)       CARD (b)        BASIS          Results (a)      Card (b)         Basis
                                        -----------       --------     -----------       -----------      --------      ----------
Market-Sensitive Revenue               $   2,207          $   --        $   2,207       $   1,635         $     --      $   1,635
Less Market-Sensitive Revenue              3,718             254            3,972           3,509              269          3,778
                                       ---------          ------        ---------       ---------         --------      ---------
Total Revenue                              5,925             254            6,179           5,144              269          5,413
Noninterest Expense                        3,490              --            3,490           2,945               --          2,945
                                       ---------          ------        ---------       ---------         --------      ---------
Operating Margin                           2,435             254            2,689           2,199              269          2,468
Credit Costs                                 342             254              596             381              269            650
                                       ---------          ------        ---------       ---------         --------      ---------
Income before Taxes                        2,093              --            2,093           1,818               --          1,818
Tax Expense                                  733              --              733             645               --            645
                                       ---------          ------        ---------       ---------         --------      ---------
Net Income                             $   1,360          $   --        $   1,360       $   1,173         $     --      $   1,173
                                       =========          ======        =========       =========         ========      =========

Net Income per Common Share

Basic                                  $    1.65                        $    1.65       $    1.37                       $    1.37
Diluted                                $    1.59                        $    1.59       $    1.32                       $    1.32
-----------------------------------------------------------------------------------------------------------------------------------

(a) Represents the amounts that are reported in Chase's financial statements. The only exception is that revenues are categorized between market-sensitive and less market-sensitive revenues.

(b) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that previously would have been reported as net interest income and as provision for loan losses instead are reported as components of noninterest revenue.

================================================================================

MARKET-SENSITIVE REVENUES

Market-sensitive revenues are derived from Chase's extensive Global Bank franchise. These revenues typically are more sensitive to global market factors than those produced by other Chase businesses. In the first quarter of 2000, total market-sensitive revenues were 35% higher than in first quarter of 1999 and were approximately $445 million above Chase's current trendline. For a further discussion of Chase's market-sensitive revenues, including the related trendline, see pages 21-23 of the 1999 Annual Report.

==================================================================================================================================
                                                                            FIRST QUARTER
                                                             -------------------------------------------
(in millions)                                                   2000                            1999
                                                             -----------                     -----------
Investment Banking Fees                                      $       648                     $       317
Trading-Related Revenue                                            1,045                             837
Securities Gains                                                      14                             156
Private Equity Gains                                                 500                             325
                                                             -----------                     -----------
   Total Market-Sensitive Revenue                            $     2,207                     $     1,635
                                                             ===========                     ===========
==================================================================================================================================

INVESTMENT BANKING FEES

Investment banking fees increased to $648 million, a 104% increase from the first quarter of 1999. Revenues in the 2000 first quarter reflect strong underwriting fees at Chase H&Q, a doubling of the amount of merger and acquisition advisory fees compared with the first quarter of 1999 and a 39% increase in syndication fees. On a pro forma basis, if Chase had owned Hambrecht & Quist since the beginning of 1999, the growth rate of investment banking fees would have been 69% when compared with the first quarter of 1999. These strong results reflect Chase's ability to leverage its broad customer base, strong distribution network and leadership positions in an attractive financial market environment.

TRADING-RELATED REVENUE

Total trading revenues, including related net interest income, rose 25% to $1.05 billion, a new record, benefiting from strong results in all business segments, including foreign exchange ("FX"), international fixed income products, market-making activity in emerging markets, equity derivatives and equity trading at Chase H&Q.

==================================================================================================================================
                                                                                            FIRST QUARTER
                                                                                ---------------------------------
(in millions)                                                                       2000                 1999
                                                                                -------------       -------------
Trading Revenue (a)                                                              $   1,021           $     618
Net Interest Income Impact (b)                                                          24                 219
                                                                                 ---------           ---------
Total Trading-Related Revenue                                                    $   1,045           $     837
                                                                                 =========           =========
Product Diversification:
     Interest Rate Contracts (c)                                                 $     306           $     322
     Foreign Exchange Revenue (d)                                                      279                 199
     Equities and Commodities (e)                                                      225                  83
     Debt Instruments and Other  (f)                                                   235                 233
                                                                                 ---------           ---------
Total Trading-Related Revenue                                                    $   1,045           $     837
                                                                                 =========           =========
----------------------------------------------------------------------------------------------------------------------------------

(a) Charge-offs for risk management instruments are included in trading revenue.

(b) Trading-related net interest income includes interest recognized on interest-earning and interest-bearing trading-related positions as well as management allocations, reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.

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

================================================================================

Revenue from interest rate contracts, although decreasing slightly from last year's first quarter, remained strong. Foreign exchange revenue in the first quarter 2000 increased $80 million to $279 million due to increased volatility in foreign markets. Equities and commodities revenue increased 171% in the 2000 first quarter, in large part as a result of equity trading at Chase H&Q. The debt instruments and other category recorded strong revenue of $235 million for the first quarter resulting from market-making and client activities in emerging markets and the U.S. fixed income market.

SECURITIES GAINS

Securities investments primarily include liquid securities held in connection with Chase's treasury activities. Chase's domestic and international treasury units manage Chase's asset and liability interest rate risk. Securities gains realized in the first quarter 2000 were $14 million, compared with $156 million in the same period in the prior year. The decline was due to the continuing increase in market interest rates since early last year, which has lowered the value of these securities.

PRIVATE EQUITY GAINS

Private equity gains largely result from the business of Chase Capital Partners ("CCP"), one of the world's largest and most diversified private equity investors, and Chase H&Q. Private equity-related investment gains in the first quarter of 2000 were $500 million, up 54% from $325 million in the first quarter of 1999. First quarter revenues are the result of sales of securities in both the private and public portfolio, appreciation in market values of public companies, and revaluations of portfolio investments resulting from initial public offerings. In the first quarter, $341 million of total revenues were from gains realized through sales versus $426 million in the first quarter of 1999.

The level of investments has continued to grow. Direct equity investments were $1.2 billion for the first quarter of 2000, compared with $340 million for the same 1999 period. The growth of direct equity investments, and a stock market receptive to technology and telecommunications stocks, contributed to the strong first quarter 2000 results.

Beginning in April 2000, the quoted market value of the publicly traded securities held in Chase's portfolio declined. The carrying values of Chase's interest in these securities that are recorded on its financial statements are net of interests of investors other than Chase (i.e., participations and third party investors), and reflect the liquidity discounts applied by Chase on these securities. In addition, approximately 72% of the carrying value of the portfolio consists of privately held securities generally carried at cost, which in management's judgment approximates fair value. The recent volatility in the prices of NASDAQ-listed securities had no impact on the carrying value of this portion of the portfolio.

Chase believes that equity-related investments will continue to make substantial contributions to its earnings over time. However, given the volatile nature of the equity markets, and that of the NASDAQ-market in particular, Chase's reported private-equity results in any given quarter, including its mark-to-market gains or losses on publicly-traded securities, could be highly variable.

The table below shows the direct and fund investment components of Chase's portfolio, totaling $10.4 billion at March 31, 2000. In addition, Chase manages $8.5 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to $18.9 billion.

CHASE CAPITAL PARTNERS AND CHASE H&Q INVESTMENT PORTFOLIO

==================================================================================================================================
(in millions)                                                        MARCH 31, 2000                        December 31, 1999
                                                           ---------------------------------        ------------------------------
                                                             CARRYING                                 Carrying
                                                               VALUE               COST                Value               Cost
                                                             --------            --------             --------           --------

Total Public Securities (181 companies)                     $     2,963          $     725          $    2,735          $     741
Total Private Direct Investments (800 companies)                  5,279              5,404               4,275              4,406
Total Private Fund Investments (357 funds)                        2,190              2,192               1,881              1,899
                                                            -----------          ---------          ----------          ---------
     Total Investment Portfolio                             $    10,432          $   8,321          $    8,891          $   7,046
                                                            ===========          =========          ==========          =========
==================================================================================================================================

For a further discussion of CCP's business, visit the CCP web site at: www.chasecapital.com.

LESS MARKET-SENSITIVE REVENUE

Less market-sensitive revenues derive largely from Chase's extensive domestic consumer banking activities, global services and global private banking franchises and from credit products provided to large corporate and middle market clients. These revenues generally experience less market volatility than those global banking revenues which are characterized as market-sensitive.

Less market-sensitive revenues increased by 5% in the 2000 first quarter, reflecting increases in trust, custody and investment management fees and fees for other financial services. These increases were partially offset by a decrease in other revenue and net interest income ("NII"). For a further discussion of less market-sensitive revenues, see pages 24-26 of Chase's 1999 Annual Report.


==================================================================================================================================
                                                                                           FIRST QUARTER
                                                                       ------------------------------------------------
(in millions)                                                              2000                1999              Change
                                                                       -----------          -----------          ------
Net Interest Income (excluding Trading-Related NII)                    $     2,265          $   2,312              (2)%
Less Market-Sensitive Fee Revenue:
   Trust, Custody and Investment Management Fees                               509                414
   Credit Card Revenue(a)                                                      328                328
   Fees for Other Financial Services                                           731                553
                                                                       -----------          ---------
       Total Less Market-Sensitive Fee Revenue                         $     3,833          $   3,607               6
Other Revenue(a)                                                               139                171             (19)
                                                                       -----------          ---------
       Total Less Market-Sensitive Revenue(a)                          $     3,972          $   3,778               5%
                                                                       ===========          =========
==================================================================================================================================

(a) Presented on an operating basis.

NET INTEREST INCOME

Less market-sensitive NII on an operating basis adjusts reported NII to reflect the impact of credit card securitizations and the trading-related NII that is considered part of market-sensitive revenue. The following table reconciles reported NII and less market-sensitive operating NII.

==================================================================================================================================
                                                                                           FIRST QUARTER
                                                                       ------------------------------------------------
                                                                           2000                1999              Change
                                                                       -----------          -----------          ------
NET INTEREST INCOME
(in millions)
   Reported NII                                                        $     1,961          $   2,204             (11)%
   Add Impact of Credit Card Securitizations                                   328                327
   Less Trading-Related Net Interest Income                                    (24)              (219)
                                                                       -----------          ---------
   Operating NII                                                       $     2,265          $   2,312              (2)%
                                                                       ===========          =========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Reported                                                                $ 305.4           $  290.8               5%
   Add Credit Card Securitizations                                            18.2               18.0
   Less Trading-Related Assets                                               (53.0)             (49.0)
                                                                           -------           --------
   Managed                                                                 $ 270.6           $  259.8               4%
                                                                           =======           ========

NET YIELD ON INTEREST-EARNING ASSETS (a)
   Reported                                                                  2.59%               3.08%              (49) bp
   Add Impact of Securitizations                                             0.26                0.25                 1
        Impact of Trading-Related NII                                        0.53                0.29                24
                                                                           ------              ------
   Managed                                                                   3.38%               3.62%              (24) bp
                                                                           =====               =====
----------------------------------------------------------------------------------------------------------------------------------

(a)  Disclosed on a taxable equivalent basis.

bp  Denotes basis points; 100 bp equals 1%.

================================================================================

For the 2000 first quarter, reported NII and operating NII declined $243 million (or 11%) and $47 million (or 2%), respectively, when compared with the 1999 first quarter. Reported NII was adversely affected by a $195 million decline in trading-related NII as earning assets held to support Chase's trading businesses yielded minimal net interest income (see Trading-Related Revenue on page 13). Also, affecting both reported and operating NII in the 2000 first quarter was a $100 million decrease in estimated auto lease residual value, which was accounted for as a reduction in net interest income. This adjustment in estimated auto residuals addressed exposure to potential losses on maturing leases as a result of a decline in the market value of autos returned by lessees at lease termination.

Managed interest-earning assets increased 4% over the 1999 first quarter due to higher amounts of liquid assets, domestic consumer loans (primarily residential mortgages and auto financings) and domestic commercial loans. This increase was partially offset by a decline in the foreign commercial loan portfolio, as Chase reduced its exposure to emerging markets throughout 1999.

The net yield on a managed basis was 3.38%, a decrease of 24 basis points in comparison with 1999, due to generally narrower spreads on loans (notably credit cards), a reflection of the rising interest rate environment and the impact of the aforementioned charge for auto lease residual values. Additionally, as a result of a decrease in the volume of interest-free funds (noninterest-bearing funds which support interest-earning assets), interest-free funds contributed 50 basis points to the net yield in the first quarter of 2000, compared with 62 basis points in the first quarter of 1999.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES

Trust, custody and investment management fees, which are generated by each of the three major franchises, rose to $509 million in the first quarter of 2000, a 23% increase over the 1999 first quarter. These favorable results were attributable to growth in the value of securities under management, the contribution of Chase H&Q and internally generated growth in the personal and mutual funds businesses.

==================================================================================================================================
                                                                                           FIRST QUARTER
                                                                                ------------------------------------
(in millions)                                                                       2000                 1999
                                                                                --------------      ----------------
TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES
    Institutional (a)                                                            $       308           $       250
    Personal (b)                                                                         141                   120
    Mutual Funds (c)                                                                      55                    40
    Other Trust Fees                                                                       5                     4
                                                                                 -----------           -----------
       Total                                                                     $       509           $       414
                                                                                 ===========           ===========
----------------------------------------------------------------------------------------------------------------------------------

(a) Represents fees for trustee, agency, registrar, securities-lending and broker clearing, custody and maintenance of securities.

(b) Represents fees for trustee, estate, custody, advisory and investment management services.

(c) Represents investment management, administrative, custody and other fees in connection with Chase's proprietary global mutual funds.

================================================================================

The following table shows the growth in Chase's assets under custody and under management.

----------------------------------------------------------------------------------------------------------------------------------
                                         ASSETS UNDER ADMINISTRATION/CUSTODY                      ASSETS UNDER MANAGEMENT
                                        ------------------------------------                      -----------------------
March 31, (in billions)                    2000                  1999                                2000             1999
                                        ----------            ----------                         ----------         ----------
    Institutional                       $    5,562            $    4,747                         $     132          $     104
    Personal                                   115                   108                                55                 51
    Mutual Funds                                47                    40                                60                 53
                                        ----------            ----------                         ---------          ---------
       Total                            $    5,724            $    4,895                         $     247          $     208
                                        ==========            ==========                         =========          =========
==================================================================================================================================

CREDIT CARD REVENUE

Credit card revenues include interchange income, late fees, cash advances, and annual and overlimit fees as well as servicing fees associated with securitization activities. Credit card revenue on an operating basis remained flat, while on a reported basis increased 5% for the first quarter of 2000. The higher revenues on a reported basis were due to increased customer usage, partially offset by lower late fees as a result of improved credit quality.

The following table reconciles Chase's reported credit card revenue and operating credit card revenue, which excludes the impact of credit card securitizations.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                            FIRST QUARTER
                                                                                -----------------------------------
(in millions)                                                                        2000                 1999
                                                                                --------------       --------------
Reported Credit Card Revenue                                                     $     397               $     379
Less Impact of Credit Card Securitizations                                             (69)                    (51)
                                                                                 ---------               ---------
Operating Credit Card Revenue                                                    $     328               $     328
                                                                                 =========               =========
==================================================================================================================================

FEES FOR OTHER FINANCIAL SERVICES

Fees for other financial services in the first quarter of 2000 increased 32%, when compared with the same period in the prior year, to $731 million. The table below provides the significant components of fees for other financial services.

==================================================================================================================================
                                                                                         FIRST QUARTER
                                                                                ---------------------------------
(in millions)                                                                       2000                 1999
                                                                                --------------      -------------
   Mortgage Servicing Fees                                                       $    150            $      65
   Brokerage and Investment Services                                                  107                   43
   Service Charges on Deposit Accounts                                                 99                   89
   Fees in Lieu of Compensating Balances                                               87                   87
   Commissions on Letters of Credit and Acceptances                                    67                   69
   Insurance Fees                                                                      49                   39
   Loan Commitment Fees                                                                34                   31
   Other Fees                                                                         138                  130
                                                                                 --------            ---------
     Total                                                                       $    731            $     553
                                                                                 ========            =========
==================================================================================================================================

MORTGAGE SERVICING FEES increased by 131% in the first quarter of 2000 versus the first quarter of 1999, due to a larger servicing portfolio and a lower amortization rate on mortgage servicing rights. The servicing portfolio increased 44% from last year's first quarter due to lower prepayments and the acquisition of the mortgage business from Mellon Bank Corporation in the third quarter of 1999. During the first quarter of 2000, mortgage interest rates increased, which resulted in lower prepayments of mortgage loans and, as a result, lowered the amortization rate of mortgage servicing rights.

BROKERAGE AND INVESTMENT SERVICES rose $64 million or 149% for the first quarter 2000, compared with the same period in 1999. The increase was due to a significant increase in customer activity at Brown & Company and the acquisition of H&Q in the fourth quarter of 1999.

SERVICE CHARGES ON DEPOSITS increased 11% during the first quarter of 2000, reflecting benefits of selected pricing initiatives.

INSURANCE FEES include fees from credit-related products (such as insuring the payment of credit card and auto loans in the event of loss of life, disability and other catastrophic events) as well as from non-credit-related products (such as life, health and property insurance, and annuities). In the 2000 first quarter, insurance fees were 26% higher than the 1999 first quarter, primarily due to higher annuity sales and new business relating to mortgage, life and health insurance.

OTHER REVENUE

==================================================================================================================================
                                                                                          FIRST QUARTER
                                                                                ---------------------------------
(in millions)                                                                       2000                 1999
                                                                                --------------      -------------
Residential Mortgage Origination/Sales Activities                                $     44              $    92
All Other Revenue                                                                      95                   79
                                                                                 --------              -------
    Operating Other Revenue                                                           139                  171
Other Revenue - Credit Card Securitizations                                             5                    7
                                                                                 --------              -------
    Reported Other Revenue                                                       $    144              $   178
                                                                                 ========              =======
==================================================================================================================================

The lower revenue from RESIDENTIAL MORTGAGE ACTIVITIES (which include origination and sales of loans and selective dispositions of mortgage servicing rights) in the 2000 first quarter versus the same period in the prior year was due to higher interest rates, resulting in lower origination volumes and loan sales.

The increase in operating ALL OTHER REVENUE was a result of increased revenues from auto operating leases and a gain on the sale of a nonstrategic asset. These increases were partially offset by a decrease in revenue from the Octagon Investment Fund (which was established in early 1998 and was substantially sold to investors in late 1999), and lower gains from the sale of student loans in 2000.

NONINTEREST EXPENSE

Total noninterest expenses were $3.49 billion in the first quarter of 2000, a 19% increase over the 1999 first quarter, reflecting higher incentives related to revenue increases in global banking businesses and to the acquisition of H&Q in the fourth quarter of 1999. On a pro forma basis, if Chase had owned H&Q for all of 1999, expense growth would have been 14%. Management of Chase intends to manage operating noninterest expense to support revenue growth.

==================================================================================================================================
                                                                                          FIRST QUARTER
                                                                                --------------------------------
(in millions, except ratios)                                                        2000                 1999
                                                                                --------------      ------------
Salaries                                                                         $   1,753           $   1,384
Employee Benefits                                                                      287                 255
Occupancy Expense                                                                      226                 218
Equipment Expense                                                                      285                 243
Other Expense                                                                          939                 845
                                                                                 ---------           ---------
     Operating and Reported Noninterest Expense                                  $   3,490           $   2,945
                                                                                 =========           =========

Operating Overhead Ratio (a)                                                            56%                 54%
Cash Operating Overhead Ratio (a) (b)                                                   55                  53
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes costs associated with the REIT and the impact of credit card securitizations.

(b) Excludes the impact of amortization of goodwill and certain other intangibles.

================================================================================

SALARIES AND EMPLOYEE BENEFITS

The higher level of salaries and employee benefits was due to higher incentive costs, primarily driven by the growth in market-sensitive revenues. Also contributing to the increase was the net addition of 1,041 full-time equivalent employees. The increased headcount reflected the H&Q acquisition, an acquisition in the mortgage business and the impact of internal growth in selected businesses. These increases were partially offset by staff reductions related to initiatives to streamline support functions and realign certain business activities.

----------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EQUIVALENT EMPLOYEES                                                                 MARCH 31,          March 31,
                                                                                                    2000               1999
                                                                                               ---------          ---------

Domestic Offices                                                                               62,242               61,438
Foreign Offices                                                                                12,121               11,884
                                                                                               ------               ------
     Total Full-Time Equivalent Employees                                                      74,363               73,322
                                                                                               ======               ======
==================================================================================================================================

OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense increased slightly in the 2000 first quarter, primarily due to higher occupancy costs resulting from business expansion and acquisitions occurring in 1999. The higher equipment expense for the 2000 first quarter reflects depreciation expense from the capitalization of costs related to more advanced hardware systems used in all businesses.

OTHER EXPENSE

==================================================================================================================================
                                                                                          FIRST QUARTER
                                                                                ---------------------------------
(in millions)                                                                       2000                 1999
                                                                                --------------      -------------
     Professional Services                                                       $    171            $     162
     Marketing Expense                                                                100                  114
     Telecommunications                                                               105                   91
     Amortization of Intangibles                                                       85                   73
     Travel and Entertainment                                                          62                   50
     Minority Interest (a)                                                             12                   13
     Foreclosed Property Expense                                                       --                    5
     All Other                                                                        404                  337
                                                                                 --------            ---------
       Total                                                                     $    939            $     845
                                                                                 ========            =========
----------------------------------------------------------------------------------------------------------------------------------

(a)  Includes REIT minority interest expense of $11 million in each quarter.

================================================================================

PROFESSIONAL SERVICES costs increased $9 million, reflecting higher management consulting costs incurred as a result of the expansion of Chase's internet businesses. Chase's spending on its technology initiatives during the 2000 first quarter more than offset reduced technology expenditures as a result of the completion of Chase's Y2K efforts. MARKETING EXPENSE decreased $14 million, primarily as a result of the timing of various advertising programs. TELECOMMUNICATIONS expense increased $14 million, reflecting increased installation and usage stemming from growth in business volume at all of Chase's major franchises (including Chase H&Q). AMORTIZATION OF INTANGIBLES increased due to the acquisitions in 1999 (in particular H&Q). TRAVEL AND ENTERTAINMENT expense increased $12 million, reflecting higher costs at both domestic and overseas units and the impact of Chase H&Q. ALL OTHER EXPENSE included increases in processing volume at Chase Cardmember Services, the impact of Chase H&Q, and higher domestic relocation and recruitment costs.

CREDIT COSTS

Credit costs include credit losses related to Chase's securitized credit card loans. The following table shows the components of credit costs.

==================================================================================================================================
                                                                                            FIRST QUARTER
                                                                                --------------------------------------
(in millions)                                                                       2000                   1999
                                                                                -------------        -----------------

Provision for Loan Losses                                                        $       342             $      381
Credit Costs Associated with Credit Card Securitizations                                 254                    269
                                                                                 -----------             ----------
Operating Credit Costs                                                           $       596             $      650
                                                                                 ===========             ==========
==================================================================================================================================

Credit costs in the 2000 first quarter were $596 million, a decrease of $54 million from the 1999 level, primarily due to lower credit losses in the credit card portfolio and the impact of lower commercial charge-offs.

INCOME TAXES

Chase recognized income tax expense of $733 million in the first quarter of 2000, compared with $645 million in the first quarter of 1999. The effective tax rates were 35.0% and 35.5%, respectively. The continued improvement in the effective tax rate was the result of the positive effects of tax planning initiatives.

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

For a description of the basis of presentation that management uses to measure and evaluate business unit profitability, see page 20 of the 1999 Annual Report.

==================================================================================================================================
                                                       GLOBAL BANK                            NATIONAL CONSUMER SERVICES
                                             --------------------------------               -----------------------------------
First Quarter                                 2000         Over/(Under) 1999                 2000            Over/(Under) 1999
------------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $    3,018       $       629         26%      $     2,396        $      (8)        --%
Operating Earnings                              922               143         18               311              (43)       (12)
Cash Operating Earnings (a)                     942               153         19               348              (48)       (12)
Average Common Equity                        15,465             2,334         18             8,279              513          7
Average Managed Assets                      248,976            15,287          7           140,845           15,409         12
Shareholder Value Added                         432                74         21                76              (65)       (46)
Cash Return on Common Equity                   24.2%                          10 bp           16.7%                       (360) bp
Cash Overhead Ratio                              48                          400                54                         400
----------------------------------------------------------------------------------------------------------------------------------

                                                     GLOBAL SERVICES                                  TOTAL (b)
                                             --------------------------------               -----------------------------------
First Quarter                                 2000         Over/(Under) 1999                 2000            Over/(Under) 1999
------------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)

Operating Revenue                        $      851       $       125         17%      $     6,179        $     766         14%
Operating Earnings                              136                42         45             1,360              187         16
Cash Operating Earnings (a)                     151                42         39             1,445              199         16
Average Common Equity                         2,724              (217)        (7)           22,518             (174)        (1)
Average Managed Assets                       15,857            (1,097)        (6)          409,368           24,452          6
Shareholder Value Added                          62                49        377               701              200         40
Cash Return on Common Equity                   22.1%                         740 bp           25.5%                        360 bp
Cash Overhead Ratio                              72                         (400)               55                         200
----------------------------------------------------------------------------------------------------------------------------------

(a) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain other intangibles.

(b) Total column includes Support Units and Corporate results; see discussion on page 23.

bp   Denotes basis points; 100bp equals 1%.

================================================================================

GLOBAL BANK

Global Bank combines the strengths of a leading commercial bank and a leading investment bank to meet the needs of corporations, institutional investors, financial institutions, governments, entrepreneurs and private clients around the world. The Global Bank integrates a broad range of leading product capabilities, industry knowledge and geographic reach to produce superior customer solutions. Through its presence in more than 45 countries, the Global Bank serves an extensive array of clients, from large corporations with long-standing global relationships to a growing franchise of clients in the fastest growing sectors of the New Economy.

Cash operating earnings in the first quarter of 2000 were up 19% from the first quarter of 1999. Operating revenues and Shareholder Value Added were up 26% and 21%, respectively, from the first quarter of 1999, reflecting strong results in all businesses. For a further discussion of Global Bank's integrated products, see the Revenue discussion beginning on page 13.

The following table sets forth certain key financial performance measures of the businesses within Global Bank.

==================================================================================================================================
First Quarter                                              2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ---------------------------------------------
(in millions, except ratios)                               CASH           CASH                             Cash            Cash
                                        OPERATING        OPERATING      OVERHEAD         Operating       Operating       Overhead
                                        REVENUES         EARNINGS         RATIO          Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----

Global Markets                         $    1,233       $    418           47%              (4)%          (13)%            700 bp
Chase Capital Partners                        354            192           16               17             12              400
Global Investment Banking                     751            164           63               NM (a)         NM (a)           NM (a)
Corporate Lending and
   Portfolio Management                       375            136           27               (1)            --              100
Global Private Bank                           331             76           61               58             85             (600)
Other Global Bank (b)                         (26)           (44)          NM               NM             NM               NM
                                       ----------       --------
Total                                  $    3,018       $    942           48%              26%            19%             400 bp
                                       ==========       ========
----------------------------------------------------------------------------------------------------------------------------------

(a) For the 1999 first quarter, Global Investment Banking operating revenues were $226 million, cash operating earnings were $2 million and the cash overhead ratio was 98%.

(b) Other Global Bank includes Chase's Global Asset Management and Mutual Funds businesses and discontinued operations.

NM   Not meaningful

bp   Denotes basis points; 100 bp equals 1%.

================================================================================

For a discussion of the profiles for each business within the Global Bank, see page 31 of Chase's 1999 Annual Report. The following discussion focuses on the 2000 first quarter financial highlights of each business.

GLOBAL MARKETS

Operating revenues, while down slightly from the 1999 first quarter, remained strong during the 2000 first quarter as total trading revenues, including related net interest income, rose 25% to $1.05 billion, a new record, offset by lower securities gains. Cash operating earnings decreased 13% in the 2000 first quarter, due to higher incentives and lower securities gains.

The treasury businesses are managed through a "total return" discipline, which measures economic value-added by capturing both realized income (securities gains and net interest income) and unrealized gains or losses on assets and liabilities. The total return (pre-tax before expenses) from the interest rate risk management activities of the treasury units amounted to $226 million for the first quarter 2000, compared with $251 million for the same period in 1999.

CHASE CAPITAL PARTNERS

Operating revenues and cash operating earnings increased 17% and 12%, respectively, in the 2000 first quarter as a result of the strength in the equity markets for recent initial public offerings of telecommunication companies and the positive impact of maturing investments within the portfolio.

GLOBAL INVESTMENT BANKING

Revenues and cash operating earnings for Global Investment Bank increased substantially in the 2000 first quarter when compared with the 1999 first quarter, reflecting a strong equity underwriting business at Chase H&Q, significant growth in mergers and acquisitions advisory activities and a 39% increase in syndication fees.

CORPORATE LENDING AND PORTFOLIO MANAGEMENT

Corporate Lending and Portfolio Management provides credit and lending services to clients globally utilizing a strategy that emphasizes loan origination for distribution. Revenues and cash operating earnings remained flat in the first quarter of 2000, when compared with the same period in 1999, as a result of the effect of lower average loan levels (due to securitizations) offset by higher lending-related fees and marginally higher loan spreads.

GLOBAL PRIVATE BANK

Global Private Bank revenues, including Executive Financial Services at Chase H&Q, increased to $331 million, a 58% increase from the same period a year ago, and on a pro forma basis (including H&Q's 1999 first quarter results) a 41% increase over the 1999 first quarter.

NATIONAL CONSUMER SERVICES

National Consumer Services serves 32 million customers nationwide offering a wide variety of financial products and services through a diverse array of distribution channels. NCS is focused on delivering financial solutions to consumers, as well as middle market and small businesses across the U.S. Financial solutions are delivered to consumers through distribution channels that include branch and ATM networks, internet banking, telephone and direct mail.

Operating revenues of $2.4 billion for NCS were flat when compared with the first quarter of 1999. Cash operating earnings declined 12% from the same period a year ago. Strong results in regional banking, middle market banking and the retail investment business plus solid performance in mortgage finance were not enough to offset pressures on credit card margins due to rising interest rates and a $100 million decrease in auto lease residual value, which was accounted for as a reduction in net interest income.

Results for NCS over the remainder of 2000 are expected to reflect the benefits of expense management, good credit quality and moderating revenue growth. However, after taking into account NCS' operating results for the first quarter of 2000, management currently believes that it is unlikely that NCS will achieve its target of double-digit earnings growth for full year 2000.

The following table sets forth certain key financial performance measures of the businesses within NCS.

===================================================================================================================================
First Quarter                                              2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ----------------------------------------------
(in millions, except ratios)                              CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----

Chase Cardmember Services              $      944       $    107          36%              (4)%             (7)%           200 bp
Regional Banking Group                        626            118          66               10               24            (400)
Chase Home Finance                            324             70          62               17                4             300
Diversified Consumer Services                 193             (9)         80              (24)            (124)          2,500
Middle Markets                                268             63          54               10               26            (500)
Other NCS                                      41             (1)         NM               NM               NM              NM
                                       ----------       --------
Total                                  $    2,396       $    348          54%              --%             (12)%           400 bp
                                       ==========       ========
-----------------------------------------------------------------------------------------------------------------------------------

NM   Not meaningful.

bp   Denotes basis points; 100 bp equals 1%.

================================================================================

For a discussion of the profiles for each business within NCS, see page 33 of Chase's 1999 Annual Report. The following discussion focuses on the 2000 first quarter financial highlights of each business.

CHASE CARDMEMBER SERVICES

Cash operating earnings for Cardmember Services decreased 7% in the first quarter. Revenues declined 4% reflecting reduced net interest spreads due to rising interest rates and a lower level of late and overlimit fees, partly offset by higher consumer purchase volume. Credit quality improved, driven by lower bankruptcy filings and delinquencies, while expenses were higher due to investments in e-commerce and technology.

REGIONAL BANKING GROUP

Regional Banking Group revenues were $626 million, a 10% increase from the first quarter of 1999. Cash operating earnings grew by 24%, reflecting significantly higher deposit volumes, particularly in the small business sector, the benefit from higher interest rates and growth in debit card volume.

CHASE HOME FINANCE

Home Finance revenues increased to $324 million, a 17% increase from first quarter of 1999, and cash operating earnings rose 4%, primarily as a result of growth in mortgage servicing balances and margins, home equity originations, insurance revenue and mortgage portfolio levels. Offsetting these positive factors was the impact of rising interest rates that led to significant declines in mortgage production volumes and secondary marketing sales and higher reported expenses as a result of a smaller percentage of costs allocated to the loan origination process. Management anticipates a decline in origination volume in 2000, when compared with 1999 levels, as a result of a rising interest rate environment. Mortgage originations (residential, home equity and manufactured housing) for the quarter were $15.8 billion and include originations primarily from the retail, wholesale and correspondent (traditional and negotiated) channels.

DIVERSIFIED CONSUMER SERVICES

Revenues from Diversified Consumer Services were $193 million in the first quarter, down 24% from the same 1999 quarter, due mainly to a $100 million decrease in estimated auto lease residual value. This adjustment in estimated auto residuals addressed exposure to potential losses on maturing leases as a result of a decline in the market value of autos returned by lessees at lease termination. Separately, revenue at Brown & Company, Chase's online trading business, was $60 million, a 67% increase from $36 million in the first quarter a year ago. Brown & Company averaged more than 55,000 trades per day during the first quarter of 2000 versus 31,000 trades per day during the same period in 1999. Revenues from the advice-based investment business rose to $62 million, a 17% increase when compared with $53 million in the same quarter last year.

MIDDLE MARKETS

Middle Market revenues were $268 million, up 10% from the first quarter of 1999. Cash operating earnings increased 26% over the prior year quarter. The results reflect growth in financing and new business activity, along with disciplined expense management.

GLOBAL SERVICES

Global Services is a recognized leader in information and transaction processing services, moving trillions of dollars daily in securities and cash for its wholesale customers. For a discussion of the profiles for each business within Global Services, see page 34 of Chase's 1999 Annual Report. The discussion that follows focuses on the 2000 first quarter financial highlights.

-----------------------------------------------------------------------------------------------------------------------------------
First Quarter                                              2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ----------------------------------------------
(in millions, except ratios)                              CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------        -----           --------        --------          -----

Global Services                        $      851       $    151         72%              17%             39%             (400) bp
-----------------------------------------------------------------------------------------------------------------------------------

bp   Denotes basis points; 100 bp equals 1%.

================================================================================

In the first quarter of 2000, Global Services' operating revenues were $851 million, a 17% increase over the prior year quarter, reflecting strong growth in its securities processing businesses. Cash operating earnings for Global Services increased 39% from the first quarter of 1999 to $151 million. Shareholder value added was $62 million, an increase of 377% over the prior year quarter.

Global Investor Services, Chase's custody business, experienced a 28% rise in operating revenues in the 2000 first quarter from the same period a year ago. During the 2000 first quarter, total assets under custody grew 17%, with cross-border assets under custody increasing 33%, in each case when compared with the 1999 first quarter. Operating revenues at Capital Markets Fiduciary Services, Chase's institutional trust business, increased 28% from the 1999 first quarter, reflecting continued growth through expansion into new markets. Operating revenues at Chase Treasury Solutions in the first quarter remained flat, when compared with the prior year period, reflecting the very mature nature of the industry.

SUPPORT UNITS AND CORPORATE

Support Units include Chase.com, Chase Business Services and Technology Solutions. For a further discussion of the business profile of these support units, see page 35 of Chase's 1999 Annual Report.

Corporate includes the effects remaining at the corporate level after the implementation of management accounting policies. For the first quarter of 2000, Corporate and the other support units had cash operating earnings of $4 million, compared with a cash operating loss of $48 million in the first quarter of 1999. Chase utilizes an internal expense allocation process that aligns the cost of each of its operational and staff support services with the respective revenue-generating business. This allows Chase to evaluate the performance of each of its businesses on a fully allocated basis.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 37-44 and 62-64 of Chase's 1999 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.



===============================================================================================================================
                                                                                                       PAST DUE 90 DAYS & OVER
                                               CREDIT-RELATED ASSETS      NONPERFORMING ASSETS             AND ACCRUING
                                             -------------------------   -----------------------      -------------------------
                                              MARCH 31,       Dec 31,     MARCH 31,      Dec 31,       MARCH 31,    Dec 31,
(in millions)                                      2000          1999          2000        1999            2000        1999
                                                   ----          ----          ----        ----            ----        ----
CONSUMER LOANS:
Domestic Consumer:
  1-4 Family Residential Mortgages              $ 44,573      $ 44,262      $    284      $    286      $      1      $     --
  Credit Card - Reported                          13,407        15,633            37 (b)        40 (b)       241           280
  Credit Card Securitizations (a)                 18,811        17,939            --            --           335           348
                                                --------      --------      --------      --------      --------      --------
  Credit Card - Managed                           32,218        33,572            37            40           576           628
  Auto Financings                                 18,520        18,442            74            83             2             2
  Other Consumer                                   6,866         6,902             6             7            53            65
                                                --------      --------      --------      --------      --------      --------
Total Domestic Consumer                          102,177       103,178           401           416           632           695
Foreign Consumer                                   2,817         2,800            19            22            10            15
                                                --------      --------      --------      --------      --------      --------
TOTAL CONSUMER LOANS                             104,994       105,978           420           438           642           710
                                                --------      --------      --------      --------      --------      --------
COMMERCIAL LOANS:
Domestic Commercial:
  Commercial and Industrial                       48,995        48,097           377           380            11            23
  Commercial Real Estate                           3,169         3,636            52            51            21             5
  Financial Institutions                           5,403         4,211            21            12            --            --
                                                --------      --------      --------      --------      --------      --------
Total Domestic Commercial                         57,567        55,944           450           443            32            28
Foreign Commercial:
  Commercial and Industrial                       25,331        25,179           642           642             2             4
  Commercial Real Estate                             180           125            --            --            --            --
  Financial Institutions                           3,247         3,598            18            96            20            20
  Foreign Governments                              2,949         3,274            32            41            --            --
                                                --------      --------      --------      --------      --------      --------
Total Foreign Commercial                          31,707        32,176           692           779            22            24
                                                --------      --------      --------      --------      --------      --------
TOTAL COMMERCIAL LOANS                            89,274        88,120         1,142         1,222            54            52
Derivative and FX Contracts(c)                    31,979        33,611            35            34            --             1
                                                --------      --------      --------      --------      --------      --------
TOTAL COMMERCIAL CREDIT-RELATED                  121,253       121,731         1,177         1,256            54            53
                                                --------      --------      --------      --------      --------      --------
TOTAL MANAGED CREDIT-RELATED                    $226,247      $227,709      $  1,597      $  1,694      $    696      $    763
                                                ========      ========      --------      --------      ========      ========
Assets Acquired as Loan Satisfactions                                            106           102
                                                                            --------      --------
TOTAL NONPERFORMING ASSETS                                                  $  1,703      $  1,796
                                                                            ========      ========


=============================================================================================================
                                                                                      AVERAGE ANNUAL
                                                     NET CHARGE-OFFS               NET CHARGE-OFF RATE
                                               -------------------------         ------------------------

                                                      First Quarter                   First Quarter
                                               -------------------------         ------------------------
(in millions, except ratios)                     2000            1999              2000            1999
                                               ---------       ---------         --------        --------
CONSUMER LOANS:
Domestic Consumer:
  1-4 Family Residential Mortgages              $     9         $     1             .08%            .01%
  Credit Card - Reported                            188             216            5.26            6.44
Credit Card Securitizations (a)                     254             269            5.57            5.99
                                                -------         -------
  Credit Card-Managed                               442             485            5.44            6.18
  Auto Financings                                    21              19             .45             .45
  Other Consumer                                     43              48            2.41            2.23
                                                -------         -------
Total Domestic Consumer                             515             553            2.00            2.24
Foreign Consumer                                      9               9            1.17             .99
                                                -------         -------
TOTAL CONSUMER LOANS                                524             562            1.98            2.20
                                                -------         -------
COMMERCIAL LOANS:
Domestic Commercial:
  Commercial and Industrial                          36              20             .30             .19
  Commercial Real Estate                             (2)             (9)             NM              NM
  Financial Institutions                              8              25             .59            1.46
                                                -------         -------
Total Domestic Commercial                            42              36             .30             .27
Foreign Commercial:
  Commercial and Industrial                          27              52             .42             .84
  Commercial Real Estate                             --              --              --              --
  Financial Institutions                              2              (1)            .25              NM
  Foreign Governments                                 1              --             .14              --
                                                -------         -------
Total Foreign Commercial                             30              51             .37             .58
TOTAL COMMERCIAL LOANS                               72              87             .32             .29
                                                -------         -------
TOTAL MANAGED LOANS                             $   596         $   649            1.05%           1.17%
                                                =======         =======
-------------------------------------------------------------------------------------------------------------

(a) Represents the portion of Chase's credit card receivables that have been securitized.

(b) Includes currently performing loans placed on a cash basis because of concerns as to collectibility.

(c) Charge-offs for risk management instruments are included in trading revenue.

NM  Not meaningful.

================================================================================

Chase's managed credit-related assets of $226 billion at March 31, 2000 declined $1.5 billion or 1%, compared with year-end 1999, primarily reflecting a decline in levels of derivative and foreign exchange contracts. Consumer managed credit-related assets declined $1 billion, largely in the managed credit card portfolio, while commercial loans rose $1 billion, notably in the domestic commercial loan portfolio. Chase's credit-related portfolio is balanced between commercial and consumer assets, with consumer assets comprising approximately 46% of Chase's managed credit-related portfolio. The credit quality of Chase's commercial credit-related assets, including derivative and foreign exchange instruments, has improved over the last several years. The portion of the commercial portfolio considered investment grade was 54% at March 31, 2000.

Net charge-offs in the managed portfolio were $596 million in the first quarter of 2000, down $53 million from the first quarter of 1999, reflecting decreases in both the consumer and commercial portfolios. Management expects that credit costs in 2000, on a managed basis, will remain relatively stable over the remainder of the year and will be of a similar magnitude to total credit costs incurred in 1999. For the consumer portfolio, management expects net charge-off rates in 2000 will be lower than in 1999; however, reported net charge-offs will vary depending on the level of credit card securitizations completed during the year. The commercial charge-off rate varies more than the consumer charge-off rate, and over time Chase expects annual commercial net charge-offs to be in a range of 40-60 bp.

CONSUMER LOANS

Chase's consumer portfolio is diversified by many different products, including mortgages, credit cards and auto loans. This portfolio is primarily domestic and is geographically well-diversified. Chase's managed consumer portfolio totaled $105 billion at March 31, 2000, a decrease of $1 billion since year-end. Consumer net charge-offs, on a managed basis, were $524 million, compared with $562 million in the first quarter of 1999, primarily reflecting a decline in credit card net charge-offs.

RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans outstanding remained stable at March 31, 2000 when compared with year-end balances, as did the level of nonperforming residential mortgage loans. The loss rate of .08% for the 2000 first quarter reflects the continued strong credit quality of this portfolio.

CREDIT CARD LOANS: Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized. The amounts discussed below include domestic and international consumer and commercial credit card activity (for reporting purposes, commercial credit cards are reported within the commercial loan category).

Average managed credit card receivables of $33.3 billion increased 4% for the first quarter of 2000 when compared with the same period of 1999. During the 2000 first quarter, net charge-offs as a percentage of average credit card receivables decreased to 5.41%, compared with 6.11% in the prior-year period. Loans over 90 days past due dropped to 1.76% of the portfolio at March 31, 2000, compared with 1.95% at March 31, 1999. Management anticipates that the managed credit card net charge-off ratio for the full-year 2000 will be lower than full-year 1999.

AUTO FINANCINGS: Auto financings outstanding remained stable at March 31, 2000 when compared with year-end 1999. The charge-off rate of .45% for the 2000 first quarter is indicative of this portfolio's selective approach to asset origination.

OTHER CONSUMER LOANS: The level of other domestic consumer loans, of $6.9 billion at March 31, 2000, as well as the portfolio's credit quality, was relatively stable when compared with the 1999 year-end.

COMMERCIAL LOANS

Loan outstandings for Chase's commercial portfolio increased $1.2 billion or 1% since year-end. Commercial net charge-offs in the first quarter of 2000 were $72 million, compared with $87 million in the first quarter of 1999.

COMMERCIAL AND INDUSTRIAL: The domestic commercial and industrial portfolio increased $0.9 billion from 1999 year-end, reflecting general business activity. Net charge-offs in the 2000 first quarter amounted to $36 million, or 30 bp on an annual basis. The foreign commercial and industrial portfolio totaled $25.3 billion at March 31, 2000, an increase of 1% from the 1999 year-end levels. Nonperforming foreign commercial and industrial loans were unchanged at $642 million from year-end 1999. Net charge-off levels for the first quarter of 2000 decreased to $27 million or by 48% from the same period in 1999 as a result of the general stability of the markets.

COMMERCIAL REAL ESTATE: Commercial real estate loans decreased $0.4 billion from 1999 year-end levels principally as a result of securitizations, sales and repayments.

FINANCIAL INSTITUTIONS: Loans to financial institutions increased $0.8 billion during the 2000 first quarter when compared with year-end levels, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans decreased 64% to $39 million primarily due to one counterparty in the foreign portfolio.

FOREIGN GOVERNMENTS: Foreign government loans were $2.9 billion at March 31, 2000, a $0.3 billion decrease from year-end levels. Nonperforming foreign government loans decreased to $32 million or 22% from 1999 year-end levels.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

For a discussion of the derivative and foreign exchange contracts utilized in connection with Chase's trading and A/L activities, see page 42 and Notes 1 and 19 of Chase's 1999 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 2000 and December 31, 1999.


==============================================================================================================================
                                    AT MARCH 31, 2000                                        At December 31, 1999
                         ------------------------------------------------    ------------------------------------------------
                          INTEREST     FOREIGN      EQUITY,                   Interest     Foreign      Equity,
                            RATE       EXCHANGE   COMMODITY AND                  Rate      Exchange   Commodity and
                         CONTRACTS    CONTRACTS  OTHER CONTRACTS   TOTAL      Contracts   Contracts  Other Contracts   Total
                         ---------    ---------  ---------------   -----      ---------   ---------  ---------------   -----
Less than 1 year              15%          88%          32%          33%          15%          90%          27%          34%
1 to 5 years                  46           10           65           39           46            8           69           38
Over 5 years                  39            2            3           28           39            2            4           28
                            ----         ----         ----         ----         ----         ----         ----         ----
Total                        100%         100%         100%         100%         100%         100%         100%         100%
                            ====         ====         ====         ====         ====         ====         ====         ====
==============================================================================================================================


CROSS-BORDER EXPOSURE

The following table presents Chase's exposure to emerging Latin America and Asia. Cross-border disclosure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. For a further discussion of Chase's country exposure, see page 43 of Chase's 1999 Annual Report.


====================================================================================================================================
SELECTED COUNTRY EXPOSURE (a)

                                                               AT MARCH 31, 2000                                At Dec 31, 1999
                            -----------------------------------------------------------------------------  -------------------------
                                                      GROSS                     NET      COUNTRY-RELATED                 Country-
                              LENDING-    TRADING-    LOCAL      LESS      CROSS-BORDER       RESALE             Net       Related
(in billions)                 RELATED     RELATED    COUNTRY     LOCAL       EXPOSURE       AGREEMENTS      Cross-Border   Resale
                                (b)         (c)      ASSETS     FUNDING         (a)              (a)          Exposure   Agreements
                             ---------   ---------   ------     -------    ------------     ------------      --------   ----------
TOTAL LATIN AMERICA(d)         $  5.7     $  2.1      $  3.1    $  (2.9)      $   8.0          $  2.3         $   8.8      $   2.1
                               ======     ======      ======    =======      =======          ======         =======      =======

EMERGING  ASIA
International Monetary
Fund ("IMF") Countries:
South Korea                    $  0.5     $  0.2      $  1.0    $  (0.5)      $   1.2          $   --         $   1.4      $    --
Indonesia                         0.7        0.1         0.1       (0.1)          0.8              --             0.9           --
Thailand                          0.1         --         0.7       (0.2)          0.6              --             0.7           --
                               ------     ------      ------    -------      -------          ------         -------      -------
  Subtotal                        1.3        0.3         1.8       (0.8)          2.6              --             3.0           --

Other Emerging Asia               1.7        0.7         6.6       (5.7)          3.3              --             3.4           --
                               ------     ------      ------    -------      -------          ------         -------      -------
TOTAL EMERGING ASIA (e)        $  3.0     $  1.0      $  8.4    $  (6.5)      $   5.9          $   --         $   6.4      $    --
                               =======    ======      ======    =======      =======          ======         =======      =======
------------------------------------------------------------------------------------------------------------------------------------

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

(d)  Excludes Bermuda and Cayman Islands.

(e)  Excludes Japan, Australia and New Zealand.

================================================================================
                                      -26-

ALLOWANCE FOR CREDIT LOSSES

Loans: Chase's allowance for loan losses is intended to cover probable credit losses as of March 31, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components as well as a residual component. For a further discussion of the specific, expected and residual components of the allowance for loan losses, see page 44 of Chase's 1999 Annual Report. The allowance for loan losses remained at $3,457 million at March 31, 2000, unchanged from year-end.

Lending-Related Commitments: Chase also has an allowance for its lending-related commitments, using a methodology similar to that for the loan portfolio.

The following table represents Chase's allowance for credit losses at March 31, 2000 and 1999.


============================================================================================================
                                                                                     MARCH 31,
                                                                           -----------------------------
(in millions, except ratios)                                                 2000                 1999
                                                                           --------             --------
    Allowance for Loan Losses                                              $  3,457             $  3,552

------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses to:
    Nonperforming Loans                                                         221%                 234%
    Loans at Period-End                                                        1.97                 2.05
    Average Loans (First Quarter Average)                                      1.95                 2.05

------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses on Lending-Related Commitments                 $    170             $    170
------------------------------------------------------------------------------------------------------------


Chase deems its allowances to be adequate (i.e. sufficient to absorb losses that may currently exist but are not yet identifiable).

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 45-50 and Notes One and Nineteen of Chase's 1999 Annual Report.

VAR AGGREGATE EXPOSURE

Value-at-risk ("VAR") is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. The VAR looks forward one trading day and is the loss expected to be exceeded with a 1 in 100 chance. The table that follows represents Chase's average and period-end VARs for its trading and investment portfolios and A/L activities. During the twelve month period ending March 31, 2000, no daily trading loss exceeded that day's trading VAR. This compares with a statistically expected number of actual losses that exceed the VAR of approximately 3 days.


====================================================================================================================================
                                                               Aggregate Portfolio
                                                               -------------------

                                                   Twelve Months Ended March 31, 2000
                                                   ----------------------------------
                                               Average           Minimum          Maximum          At March 31,        At March 31,
(in millions)                                    VAR               VAR               VAR               2000                1999

------------------------------------------------------------------------------------------------------------------------------------
Trading Portfolio                              $ 25.8             $ 15.5            $ 41.8            $ 21.8             $ 18.8
Market Risk-Related
     A/L Activities                              77.5               63.4              99.8              72.3               74.3
Less: Portfolio Diversification                 (20.7)                NM                NM             (15.8)             (16.7)
                                               ------             ------            ------            ------             ------
     Total VAR                                 $ 82.6             $ 67.4            $106.3            $ 78.3             $ 76.4
                                               ======             ======            ======            ======             ======
------------------------------------------------------------------------------------------------------------------------------------

NM: Because the minimum and maximum VAR may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.
================================================================================

TRADING ACTIVITIES

Chase is exposed to interest rate, foreign exchange, equity and commodity market risks in its trading portfolios. No single risk statistic can reflect all aspects of market risk; in addition, market exposures change continuously through daily trading activities.

Value at Risk: See the VAR Aggregate Exposure section on page 27 for Chase's average and period-end VARs for its total trading portfolio.

Histogram: The following histogram illustrates Chase's daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the twelve months ended March 31, 2000, Chase posted positive daily market risk-related revenue for 254 out of 262 business trading days, with 82 business days exceeding positive $20 million. Chase incurred no daily trading losses in excess of negative $20 million over the past twelve months.

         [Graphic of Daily Market Risk-Related Revenue - See Appendix I]

Stress Testing: Whereas VAR captures Chase's exposure to unlikely events in normal markets, stress testing discloses the risk under plausible events in abnormal markets. Portfolio stress testing is integral to the market risk management process and is co-equal with, and complementary to, VAR as a risk measurement and control tool. Giving equal weight to each produces a risk profile that is diverse, disciplined and flexible enough to capture revenue generating opportunities during times of normal market moves but that also is prepared for periods of market turmoil.

Corporate stress tests are performed approximately monthly on randomly selected dates. As of March 31, 2000, Chase's corporate stress tests consisted of six historical and four hypothetical scenarios. The historical scenarios included the 1994 bond market sell-off, the 1994 Mexican peso crisis and the 1998 Russian crisis. The hypothetical scenarios included examinations of potential market crises originating in the United States, Japan and the Euro bloc.

The following table represents the potential stress test loss (pre-tax) in Chase's trading portfolio predicted by Chase's stress test scenarios.

=======================================================================================================================
Largest Monthly Stress Test - Pre Tax
                                                  Twelve Months Ended                     March             March
                                                     March 31, 2000                       2000               1999
                                      ---------------------------------------          ----------        -----------
(in millions)                         Average        Minimum        Maximum
-----------------------------------------------------------------------------------------------------------------------

Stress Test Loss - Pre-Tax            $  (210)      $    (112)    $    (397)           $    (397)        $    (181)

=======================================================================================================================

INVESTMENT PORTFOLIO AND ASSET/LIABILITY ACTIVITIES

Chase also has market risk exposure in its investment portfolios and A/L activities. Risk measurements for Chase's investment portfolio and A/L activities do not take into account all factors that have an effect on these activities, such as changes in credit quality.

Net Interest Income Sensitivity: At March 31, 2000, Chase's NII sensitivity over the next 12 months to an immediate 100 basis point shock in interest rates was estimated to be approximately 3% of projected net income for full year 2000. At March 31, 1999, Chase's exposure under the same scenario was approximately 3% of projected 1999 net income.

Net Interest Income Stress Test: Chase's NII stress testing uses historical and hypothetical scenarios. The historical scenario is a replay of the rate and spread changes that occurred in 1994 (bond market sell-off), while the various hypothetical scenarios examine the impact of alternative patterns in the U.S. dollar yield curve and in U.S. dollar spreads. At March 31, 2000, Chase's largest potential NII stress test loss was estimated to be approximately 8.5% of projected net income for full year 2000. At year-end 1999, Chase's exposure was estimated to be approximately 8% of projected net income for full year 2000.

Value-at-Risk: See the VAR Aggregate Exposure section on page 27 for Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Nonstatistical Risk Measures: The table that follows shows that Chase had a directional basis point value ("BPV") of ($3.1) million (pre-tax), indicating that the market value of Chase's A/L positions would have declined by approximately $3.1 million for every one basis point increase in interest rates, along the interest rate yield curve. This compares with a directional BPV of ($4.0) million at March 31, 1999. The following table also shows that the economic value of Chase's investment portfolio and A/L activities would have declined by $8.7 million (pre-tax) for every one basis point widening of interest spreads. This compares with a BPV of ($11.8) million at March 31, 1999.


==========================================================================================================================
                                                     Market Risk-Related A/L Activities
                                                     ----------------------------------

                                       Twelve-Month Period Ended March 31, 2000
                                       ----------------------------------------
                                                                                        AT MARCH 31,        At March 31,
(in millions)                           Average         Minimum         Maximum             2000                1999
--------------------------------------------------------------------------------------------------------------------------
Directional Risk                        $(4.6)          $ (2.5)          $(6.8)           $  (3.1)             $ (4.0)
Basis Risk                              (10.5)            (8.0)          (13.2)              (8.7)              (11.8)

==========================================================================================================================

Economic Value Stress Testing. Chase utilizes several historical and hypothetical scenarios when performing its economic value stress tests. As of March 31, 2000, under the "flight-to-quality" scenario, the potential impact on the economic value of Chase's investment portfolio and A/L activities would have been equivalent to less than 1% of Chase's market capitalization.

IMPACT OF A/L DERIVATIVE ACTIVITY

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's A/L activities at March 31, 2000 and December 31, 1999.


==============================================================================================================
(in millions)                                             MARCH 31,           December 31,
                                                               2000                    1999         Change
                                                         -----------          -------------       ----------
A/L Derivative Contracts:
  Net Deferred Gains                                     $      183            $     205            $   (22)
  Net Unrecognized Losses (a)                                  (883)                (877)                (6)
                                                         -----------           ---------            --------
      Net A/L Derivative Losses                          $     (700)           $    (672)           $   (28)
                                                         ===========           ==========           ========
--------------------------------------------------------------------------------------------------------------

(a) These net unrecognized losses do not include the net unfavorable/(favorable) impact from the assets/liabilities being hedged by these derivative contracts.

================================================================================

--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 51-53 and Note 18 of Chase's 1999 Annual Report.

CAPITAL

Chase's capital levels at March 31, 2000 remained strong, with capital ratios well in excess of regulatory guidelines. At March 31, 2000, the Tier 1 and Total Capital ratios were 8.6% and 12.3%, respectively, and the Tier 1 leverage ratio was 6.6%. Management's long-term target range for Tier 1 Capital ratio is 8% to 8.25%; however, this target may not always be maintained on a quarter-to-quarter basis in light of changing economic conditions and business needs.

The following table shows the sources and uses of Chase's free cash flow.

===================================================================================================================
                                                                                          FIRST QUARTER
                                                                              ------------------------------------
(in billions)                                                                       2000                  1999
                                                                              ---------------         ------------

SOURCES OF FREE CASH FLOW
   Cash Operating Earnings Less Dividends                                         $  1.0                   $ 0.8
   Preferred Stock and Equivalents/Special Items                                    (0.1)                     --
   Capital for Internal Asset Growth                                                 0.2                     0.2
                                                                                  ------                   -----
Total Sources of Free Cash Flow`                                                  $  1.1                   $ 1.0
                                                                                  ======                   =====

USES OF FREE CASH FLOW
   Increases in Capital Ratios                                                    $  0.4                   $ 0.1
   Repurchases Net of Stock Issuances for Employee Plans                             0.7                     0.9
                                                                                  ------                   -----
Total Uses of Free Cash Flow                                                      $  1.1                   $ 1.0
                                                                                  ======                   =====
===================================================================================================================


During the first quarter of 2000, $1.1 billion of free cash flow was generated, which was primarily used for stock repurchases.

In the first quarter of 2000, Chase raised the quarterly cash dividend on its common stock to $.48 per share from $.41 per share. Chase's dividend policy is to pay common stock dividends equal to approximately 25% to 35% of Chase's operating earnings, less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors after taking into consideration Chase's earnings and financial condition and applicable government regulations and policies.

Under its equity repurchase program, which became effective January 19, 2000, Chase may repurchase up to $5 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts that may need to be purchased to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans. As of March 31, 2000, Chase repurchased approximately $675 million of stock, on a net basis. Chase has announced its intention to suspend stock repurchases under its current buyback program in order to accumulate capital to support Chase's proposed acquisition of Flemings. Stock repurchases are planned to resume after the Flemings acquisition is completed and Chase's Tier 1 Capital ratio returns to management's target range of 8% to 8.25%, which is anticipated to occur by year-end 2000.

At March 31, 2000, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $36.7 billion, an increase of $254 million from December 31, 1999. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, partially offset by common stock repurchases.

LIQUIDITY

While capital is held to absorb losses over time, liquidity is managed to meet Chase's known and unanticipated cash funding needs. Chase must maintain sufficient liquidity for operations, to meet payment demands on borrowings and to make new loans and investments as opportunities arise. During the first quarter of 2000, Chase issued $3.9 billion of long-term debt, and $860 million of long-term debt matured.

--------------------------------------------------------------------------------
OPERATING RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with the Operating Risk Management section on page 54 of the 1999 Annual Report.

Chase is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. In early 2000, Chase established two additional risk committees that report to Chase's Executive Committee. The Operating Risk Committee is authorized to review the design of the control function within Chase, and the Fiduciary Risk Committee is responsible for approving Chase's policies for fiduciary risk.

Chase maintains systems of controls that it believes are reasonably designed to provide management and the Board of Directors with timely and accurate information about the operations of Chase. These systems have been designed to keep operating risk at appropriate levels in view of Chase's financial strength, the characteristics of its businesses and the markets in which it operates, and the competitive and regulatory environment to which it is subject. However, Chase has suffered losses from operating risk from time to time, and there can be no assurance that Chase will not suffer such losses in the future.

Chase continues its reconciliation project relating to the deficiencies identified in the computerized recordkeeping systems of the bond paying agency function within Chase's Capital Markets Fiduciary Services Group. In connection with this project, Chase incurred some immaterial costs during the first quarter of 2000. While management considers it likely that additional costs will be incurred during the remaining course of the project, it does not, based upon its experience to date, expect them to be material. The Securities and Exchange Commission is investigating the question of whether, in connection with this matter, there have been violations of its transfer agency recordkeeping or reporting regulations and whether Chase's disclosure regarding these issues have been adequate and timely.

--------------------------------------------------------------------------------
SUPERVISION AND REGULATION
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1999 Annual Report.

DIVIDENDS

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $2.8 billion at March 31, 2000.

--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
--------------------------------------------------------------------------------

For a discussion of accounting developments related to derivatives and the allowance for loan losses, see the Accounting and Reporting Development section on page 55 of the 1999 Annual Report.

--------------------------------------------------------------------------------
OTHER EVENTS
--------------------------------------------------------------------------------

On April 11, Chase announced that it had agreed to terms for an offer for Robert Fleming Holdings Ltd. After the expected receipt of proceeds of $780 million from the sale of Flemings' interest in its joint venture with T. Rowe Price Associates, Inc., Chase's cost for the Flemings acquisition will be approximately $6.9 billion, of which approximately $3.6 billion will be in Chase common stock. Chase and Flemings also have agreed upon a retention arrangement for key employees in an aggregate amount of approximately $240 million (after-tax), which will be expensed over the two years following the Flemings acquisition. Flemings is a global asset management and investment banking firm, based in London, with approximately $100 billion in assets under management and investment banking activities in more than 40 countries. The transaction, which is recommended by the Board of Flemings, is currently expected to be completed in the third quarter 2000 and will be accounted for under the purchase method. Following its acquisition, the company will be called Chase Flemings.

==================================================================================================================================
                                                     THE CHASE MANHATTAN CORPORATION
                                                           FINANCIAL HIGHLIGHTS
                                             (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)
                                                              2000                                   1999
                                                    -------------------------   ------------------------------------------------
                                                       FIRST      Over(Under)     Fourth     Third         Second        First
                                                      QUARTER       1Qtr99       Quarter    Quarter        Quarter      Quarter
                                                      -------       ------       -------    -------        -------      -------
AS REPORTED BASIS
Revenue                                              $  5,925         15%       $  6,266    $  5,191       $  5,616     $  5,144
Noninterest Expense
   (excluding Restructuring Costs)                      3,490         19           3,179       2,981          3,068        2,945
Restructuring Costs                                        --         NM              48          --             --           --
Provision for Loan Losses                                 342        (10)            454         398            388          381
Net Income                                              1,360         16           1,693       1,187          1,393        1,173
Net Income per Common Share:
   Basic                                                 1.65         20            2.05        1.42           1.65         1.37
   Diluted                                               1.59         20            1.98        1.37           1.60         1.32
Cash Dividends Declared                                  0.48         17            0.41        0.41           0.41         0.41
Book Value at Period End                                27.96          6           27.43       26.01          26.04        26.32
Share Price at Period End                               87.19          7           77.69       75.38          86.50        81.38

Performance Ratios:
-------------------
Return on Average Common Equity (a)                      24.0%       340 bp         24.5%       21.7%          25.1%        20.6%
Return on Average Assets (a)                             1.40         10            1.47        1.29           1.55         1.30

----------------------------------------------------------------------------------------------------------------------------------

OPERATING BASIS (b)
Revenue                                              $  6,179         14%       $  6,444    $  5,429       $  5,696     $  5,413
Noninterest Expense                                     3,490         19           3,179       2,981          2,968        2,945
Credit Costs (c)                                          596         (8)            694         636            634          650
Earnings                                             $  1,360         16        $  1,683    $  1,187       $  1,351     $  1,173
Earnings per Common Share:
   Basic                                             $   1.65         20        $   2.04    $   1.42       $   1.60     $   1.37
   Diluted                                               1.59         20            1.97        1.37           1.55         1.32

Performance Ratios:
-------------------
Return on Average Common Equity (a)                      24.0%       340 bp         30.2%       21.7%          24.3%        20.6%
Return on Average Managed Assets (a)                     1.34         10            1.65        1.23           1.43         1.24
Common Dividend Payout Ratio                               30         --              20          29             26           30
Overhead Ratio                                             56        200              49          55             52           54

Cash Basis:
-----------
Cash Earnings (d)                                    $  1,445         16%       $  1,761    $  1,257       $  1,427     $  1,246
Diluted Cash Earnings per Common Share                   1.69         20            2.06        1.46           1.64         1.41
Shareholder Value Added                                   701         40           1,027         539            696          501
Cash Return on Average Common Equity (a)                 25.5%       360 bp         31.6%       23.0%          25.7%        21.9%

Selected Balance Sheet Items at Period End: (e)
-----------------------------------------------
Managed Loans                                        $194,268          2%       $194,098    $191,486       $191,985     $191,231
Total Managed Assets                                  410,295          8         424,044     389,072        373,812      379,640

----------------------------------------------------------------------------------------------------------------------------------



(a)  Based on annualized amounts.

(b) Excludes the impact of credit card securitizations, restructuring costs and special items. There were no special items in the first quarter 2000, third quarter 1999 or first quarter 1999. The 1999 fourth quarter included interest income from prior years' tax refunds of $62 million, and the 1999 second quarter included gains on sales of nonstrategic assets of $166 million and a special contribution to The Chase Manhattan Foundation of $100 million.

(c) Includes provision for loan losses and credit costs related to the securitized credit card portfolio.

(d) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain intangibles.

(e)  Excludes the impact of credit card securitizations.

bp   Denotes basis points; 100 bp equals 1%.

NM   Not meaningful.


================================================================================

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                      THREE MONTHS ENDED                               Three Months Ended
                                                         MARCH 31, 2000                                   March 31, 1999
                                             ---------------------------------------        ----------------------------------------
                                               AVERAGE                        RATE           Average                     Rate
                                               BALANCE       INTEREST     (ANNUALIZED)       Balance    Interest      (Annualized)
                                               -------       --------     ------------       -------    --------      ------------
ASSETS
Deposits with Banks                           $   6,669     $     134           8.09%       $   6,956    $     184        10.74%
Federal Funds Sold and
 Securities Purchased under
  Resale Agreements                              31,228           446           5.74%          27,096          381         5.70%
Trading Assets - Debt and Equity
  Instruments                                    28,330           417           5.91%          24,727          418         6.86%
Securities:
 Available-for-Sale                              61,307           925           6.07% (b)      57,645          816         5.74% (b)
 Held-to-Maturity                                   871            14           6.43%           1,487           23         6.19%
Loans                                           177,038         3,480           7.91%         172,918        3,209         7.53%
                                              ---------     ---------                       ---------    ---------
 Total Interest-Earning Assets                  305,443         5,416           7.13%         290,829        5,031         7.02%
Allowance for Loan Losses                        (3,415)                                       (3,489)
Cash and Due from Banks                          15,472                                        15,929
Trading Assets - Risk
  Management Instruments                         31,385                                        29,459
Other Assets                                     42,254                                        34,201
                                              ---------                                     ---------
Total Assets                                  $ 391,139                                     $ 366,929
                                              =========                                     =========
LIABILITIES
Domestic Retail Deposits                      $  62,801           546           3.50%       $  61,220          510         3.38%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                             16,378           262           6.43%          22,442          201         3.63%
Deposits in Foreign Offices                      93,716         1,157           4.96%          79,313          887         4.54%
                                              ---------     ---------                       ---------    ---------
  Total Time and Savings
     Deposits                                   172,895         1,965           4.57%         162,975        1,598         3.98%
                                              ---------     ---------                       ---------    ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                       56,803           758           5.37%          50,945          569         4.53%
  Commercial Paper                                6,707            95           5.67%           5,264           60         4.65%
  Other Borrowings (c)                           18,005           276           6.18%          13,352          285         8.65%
                                              ---------     ---------                       ---------    ---------
   Total Short-Term and
    Other Borrowings                             81,515         1,129           5.57%          69,561          914         5.33%
Long-Term Debt                                   20,804           354           6.85%          18,686          311         6.75%
                                              ---------     ---------                       ---------    ---------
  Total Interest-Bearing Liabilities            275,214         3,448           5.04%         251,222        2,823         4.56%
                                              ---------     ---------                       ---------    ---------
Noninterest-Bearing Deposits                     50,877                                        47,980
Trading Liabilities - Risk
  Management Instruments                         25,154                                        29,187
Other Liabilities                                15,898                                        14,270
                                              ---------                                     ---------
Total Liabilities                               367,143                                       342,659
                                              ---------                                     ---------
PREFERRED STOCK OF SUBSIDIARY                       550                                           550
                                              ---------                                     ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                     928                                         1,028
Common Stockholders' Equity                      22,518                                        22,692
                                              ---------                                     ---------
  Total Stockholders' Equity                     23,446                                        23,720
                                              ---------                                     ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity     $ 391,139                                     $ 366,929
                                              =========                                     =========
INTEREST RATE SPREAD                                                            2.09%                                      2.46%
                                                                                ====                                       ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $   1,968 (a)       2.59%                    $   2,208 (a)     3.08%
                                                            =========           ====                     =========         ====

--------------------------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Consolidated Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended March 31, 2000 and March 31, 1999, the annualized rate for available-for-sale securities based on historical cost was 5.81% and 5.76%, respectively.

(c)  Includes securities sold but not yet purchased and structured notes.

                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                  2000                                      1999
                                              ------------           ----------------------------------------------------
                                                 FIRST               Fourth          Third         Second         First
                                                QUARTER              Quarter        Quarter       Quarter        Quarter
                                                -------              -------        -------       -------        -------
INTEREST INCOME
Loans                                          $ 3,480               $ 3,451        $ 3,288        $ 3,165       $ 3,209
Securities                                         933                   872            762            747           835
Trading Assets                                     416                   477            399            411           418
Federal Funds Sold and Securities
  Purchased under Resale Agreements                446                   329            352            389           381
Deposits with Banks                                134                   212            195            161           184
                                               -------               -------        -------        -------       -------
          Total Interest Income                  5,409                 5,341          4,996          4,873         5,027
                                               -------               -------        -------        -------       -------
INTEREST EXPENSE
Deposits                                         1,965                 1,786          1,650          1,558         1,598
Short-Term and Other Borrowings                  1,129                 1,018            870            851           914
Long-Term Debt                                     354                   312            306            319           311
                                               -------               -------        -------        -------       -------
          Total Interest Expense                 3,448                 3,116          2,826          2,728         2,823
                                               -------               -------        -------        -------       -------
NET INTEREST INCOME                              1,961                 2,225          2,170          2,145         2,204
Provision for Loan Losses                          342                   454            398            388           381
                                               -------               -------        -------        -------       -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      1,619                 1,771          1,772          1,757         1,823
                                               -------               -------        -------        -------       -------

NONINTEREST REVENUE
Investment Banking Fees                            648                   499            486            585           317
Trust, Custody and Investment
  Management Fees                                  509                   469            457            461           414
Credit Card Revenue                                397                   440            441            438           379
Fees for Other Financial Services                  731                   719            637            587           553
Trading Revenue                                  1,021                   531            462            526           618
Securities Gains (Losses)                           14                   (59)            (1)             5           156
Private Equity Gains                               500                 1,307            377            513           325
Other Revenue                                      144                   135            162            356           178
                                               -------               -------        -------        -------       -------
          Total Noninterest Revenue              3,964                 4,041          3,021          3,471         2,940
                                               -------               -------        -------        -------       -------

NONINTEREST EXPENSE
Salaries                                         1,753                 1,461          1,417          1,416         1,384
Employee Benefits                                  287                   233            238            238           255
Occupancy Expense                                  226                   224            218            206           218
Equipment Expense                                  285                   278            255            239           243
Restructuring Costs                                 --                    48             --             --            --
Other Expense                                      939                   983            853            969           845
                                               -------               -------        -------        -------       -------
          Total Noninterest Expense              3,490                 3,227          2,981          3,068         2,945
                                               -------               -------        -------        -------       -------

INCOME BEFORE INCOME TAX EXPENSE                 2,093                 2,585          1,812          2,160         1,818
Income Tax Expense                                 733                   892            625            767           645
                                               -------               -------        -------        -------       -------
NET INCOME                                     $ 1,360               $ 1,693        $ 1,187        $ 1,393       $ 1,173
                                               =======               =======        =======        =======       =======
NET INCOME APPLICABLE TO
  COMMON STOCK                                 $ 1,344               $ 1,677        $ 1,168        $ 1,375       $ 1,155
                                               =======               =======        =======        =======       =======

NET INCOME PER COMMON SHARE
Basic                                          $  1.65               $  2.05        $  1.42        $  1.65       $  1.37
                                               =======               =======        =======        =======       =======
Diluted                                        $  1.59               $  1.98        $  1.37        $  1.60       $  1.32
                                               =======               =======        =======        =======       =======

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------

The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

1999 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1999. (Pages 7-10, 20-24, 26, 27, 30-31, 40)

Asset/Liability ("A/L") Activities: The management of the sensitivity of Chase's net interest income to changes in market interest rates. (Pages 8, 27, 29)

BPV: Basis Point Value. This measurement quantifies the change in the market value of Chase's assets and liabilities (that are not part of its trading activities), that would result from a one basis point change in interest rates. (Page 29)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain other intangibles. (Pages 10, 20-23)

Chase Texas: Chase Bank of Texas, National Association. (Page 9)

Chase USA: Chase Manhattan Bank USA, National Association. (Page 9)

Derivative and Foreign Exchange ("FX") Contracts: Interest rate swaps, forward rate agreements, futures, forwards, options, debt, equity, commodity and other contracts used for asset/liability or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. (Pages 9, 26)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Page 25)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 15)

New Economy: Represents the industry sectors and companies (e.g., media/telecommunications, technology/information services, life sciences) and the technologists and entrepreneurs who are at the forefront of future innovations (e.g., microprocessors, internet). (Page 11)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-12, 20-23)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, special items and costs associated with the REIT). (Pages 11, 18, 20)

REIT: A real estate investment trust subsidiary of Chase. (Page 18)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7, 9)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10-11, 20)

Special Items: There were no special items in the 2000 or 1999 first quarter. (Page 10)

Stress Testing: A risk management tool used to measure market risk in an extreme market environment. (Page 28)

Value-at-Risk ("VAR"): A risk measurement tool used to measure the potential overnight loss from adverse market movements. (Pages 27-29)

Part II - OTHER INFORMATION

Item 1        Legal Proceedings

              The following updates the legal proceedings discussion in Chase's 1999 Annual Report on page 8.

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

              Chase Securities Inc. ("CSI") has been named as a defendant or third-party defendant in twelve actions that were filed in the United States District Court for the Northern District of Oklahoma beginning in October 1999 arising out of the failure of Commercial Financial Service, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, damages in the amount of approximately $1 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

              In addition to the matters described above, Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, Chase cannot state what the eventual outcome of pending matters will be. Chase is contesting the allegation made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of Chase, but may be material to Chase's operating results for any particular period, depending on the level of Chase's income for such period.

Item 2        Sales of Unregistered Common Stock

              During the first quarter of 2000, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired executive officers who had deferred receipt of such common stock pursuant to the Corporate Performance Incentive Plan as follows: January 12, 2000 - 81,045 shares; January 27, 2000 - 14,535 shares; February 17, 2000 - 283 shares; February 18, 2000 - 659 shares; and March 21, 2000 - 6,145 shares. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows:
              January 3, 2000 - 1,176 shares.

Item 6        Exhibits and Reports on Form 8-K
              (A) Exhibits:

              11     -  Computation of earnings per common share
              12(a)  -  Computation of ratio of earnings to fixed charges
              12(b)  -  Computation of ratio of earnings to fixed charges and preferred stock dividend requirements
              27     -  Financial Data Schedule

              (B) Reports on Form 8-K:

              Chase filed three reports on Form 8-K during the quarter ended March 31, 2000, as follows:

              Form 8-K dated January 19, 2000: Chase announced the results of operations for the fourth quarter of 1999.

              Form 8-K dated February 9, 2000: Management of Chase Capital Partners ("CCP"), the private equity business of The Chase Manhattan Corporation, discussed certain of CCP's business strategies and investments.

              Form 8-K dated March 21, 2000: Chase announced an increase in its quarterly common stock dividend and a three-for-two stock split.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE CHASE MANHATTAN CORPORATION
                                     -----------------------------------
                                                 (Registrant)




Date May 15, 2000                    By      /s/ Joseph L. Sclafani
     ------------                         -----------------------------
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

GRAPHIC
 NUMBER      PAGE     DESCRIPTION
 ------      ----     -----------
   1          28      Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue for the twelve months ended March 31, 2000" presenting the following information:

                      Millions of Dollars      0 - 5      5 - 10        10 - 15        15 - 20      20 - 25      25 - 30
                      -------------------      -----      ------        -------        -------      -------      -------

                      Number of trading
                      days revenue was
                      within the above
                      prescribed positive
                      range                     34          44             45             49           38           23


                                                 30 - 35                Over 35
                                                 -------                -------

                                                    9                      12


                      Millions of Dollars       0 - (5)        (5) - (10)        (10) - (15)    (15) - (20)    Over (20)
                      -------------------       -------         ---------         ----------     ----------    ----------

                      Number of trading
                      days revenue was
                      within the above
                      prescribed negative
                      range                        5                2                 1              0             0


                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED

EXHIBIT NO.                EXHIBITS                                PAGE AT WHICH LOCATED
-----------                --------                                ---------------------
   11                  Computation of earnings                            40
                       per common share

   12(a)               Computation of ratio of                            41
                       earnings to fixed charges

   12(b)               Computation of ratio of                            42
                       earnings to fixed charges
                       and preferred stock dividend
                       requirements

   27                  Financial Data Schedule                            43