Form 10-K/A
period 1999-12-31
CHASE MANHATTAN CORP /DE/
filed 2000-06-28
CIK 19617

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

Exhibit 22.1-Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies for the fiscal year ended December 31, 1999.






                                                                    Page 1 of 55
                                                        Exhibit Index on page 52

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

     For the fiscal year ended December 31, 1999

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from__________ to ____________

    Commission file number 1-5805

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES
                            (Full title of the plan)

                         THE CHASE MANHATTAN CORPORATION
               (Name of issuer of securities pursuant to the plan)
                                 270 Park Avenue
                            New York, New York 10017
                     (Address of principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES


                           By: /S/ Joseph L. Sclafani
                               Joseph L. Sclafani
                         The Chase Manhattan Corporation
                                   Controller
                         (Principal Accounting Officer)
                              Date: June 23, 2000

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                        FINANCIAL STATEMENTS AND EXHIBITS


                                      INDEX


                                                                         Page
                                                                       Number(s)

Financial Statements and Schedules:

   Independent Auditors' Reports.............................................4-5
   Statements of Net Assets Available for Benefits
         December 31, 1999 and 1998............................................6
   Statements of Changes in Net Assets Available for Benefits
         For the Years Ended December 31, 1999 and 1998........................7
   Notes to Financial Statements............................................8-23
   Schedule of Assets Held for Investment Purposes at December 31, 1999....24-41
   Schedule of Assets Held for Investment Purposes That Were Both Acquired
   and Disposed of  Within the Plan Year for the Year Ended
   December 31, 1999.......................................................42-50
   Schedule of Five Percent Reportable Transactions
         For the Year Ended December 31, 1999.................................51
   Exhibit Index..............................................................52
   Signature of Principal Accounting Officer..................................53
   Consent of Independent Auditors.........................................54-55

                          INDEPENDENT AUDITORS' REPORT


To the Participants and Plan Administrator of the 401(K) Savings Plan of the Chase Manhattan Bank and Certain Affiliated Companies:


     We have audited the accompanying statement of net assets available for benefits of the 401 (K) SAVINGS PLAN OF THE CHASE MANHATTAN BANK and CERTAIN AFFILIATED COMPANIES (the "Plan") as of December 31, 1999, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1999, and the changes in net assets available for benefits for the year then ended in conformity with generally accepted accounting principles.

     Our 1999 audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes at December 31, 1999, assets held for investment purposes that were both acquired and disposed of within the plan year for the year ended December 31, 1999 and five percent reportable transactions for the year ended December 31, 1999 are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        Mitchell & Titus, LLP

New York, New York
June 16, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Participants and Plan Administrator of the 401(k) Savings Plan of the Chase Manhattan Bank and Certain Affiliated Companies:

     We have audited the accompanying statement of net assets available for benefits of the 401 (k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies (the Plan) as of December 31, 1998, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1998, and the changes in net assets available for benefits for
the  year  then  ended  in  conformity  with  generally   accepted   accounting
principles.




                                             KPMG LLP

New York, New York
June 18, 1999

                     401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                            AND CERTAIN AFFILIATED COMPANIES
                     Statements of Net Assets Available for Benefits

                               December 31, 1999 and 1998

                                                           1999               1998

Assets:
The Chase Manhattan Corporation Common Stock          $ 2,036,266,597     $ 2,017,700,081
Registered Investment Companies                           930,895,574         865,388,507
Collective Trust Funds                                    911,068,197         715,267,135
Guaranteed Investment Contracts                           781,080,437         645,347,257
Corporate Debt Instruments                                304,043,313         237,877,102
Loans to Participants                                     186,358,107         167,909,912
Common Stocks                                             183,268,863         156,111,695
Preferred Stocks                                            4,539,671                   -
United States Government and
Government Agency Obligations                             164,983,240         143,420,418
Interest Bearing & Money Market Funds                      74,178,660           7,543,890
Certificate of Deposits                                     1,999,876          28,496,519
Other Investments                                          19,098,757          73,896,907
                                                     -----------------  ------------------

        Total Investments at Value  (See Note 3)        5,597,781,292       5,058,959,423

Cash                                                        2,917,023           9,501,397
Dividends and Interest Receivable                           4,869,346           3,867,872
Receivable for Securities Sold                             19,826,479          13,303,798
                                                     -----------------  ------------------

        Total Assets                                    5,625,394,140       5,085,632,490
                                                     -----------------  ------------------

Liabilities:
Payable for Securities Purchased                           52,923,842          65,167,828
Accrued Expenses                                              192,293                   -
Other                                                       1,167,334             483,938
                                                     -----------------  ------------------

         Total Liabilities                                 54,283,469          65,651,766
                                                     -----------------  ------------------

Net Assets Available for Benefits                     $ 5,571,110,671     $ 5,019,980,724
                                                     =================  ==================


     The Notes to Financial Statements are an integral part of these Statements.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK

                        AND CERTAIN AFFILIATED COMPANIES

           Statements of Changes in Net Assets Available for Benefits

                 For the Years Ended December 31, 1999 and 1998


                                                                         1999                        1998

Contributions:

      Contributing Employers' Contributions                            $ 107,267,491              $ 104,756,620
      Participants' Contributions                                        180,131,531                173,634,567
                                                                      --------------              -------------
                         Total Contributions                             287,399,022                278,391,187
                                                                      --------------              -------------
Investment Activities:
Investment Income:

      Dividends from The Chase Manhattan Corporation
           Common Stock                                                   43,257,536                 37,399,725
      Interest                                                            87,762,423                 85,006,379
      Other Dividends                                                     13,852,880                  3,839,273
                                                                       -------------              -------------
                     Total Investment Income                             144,872,839                126,245,377
                                                                       -------------              -------------
Unrealized Net Appreciation (Depreciation)
      on Investments:

      Beginning of the Year                                            1,069,446,731                456,872,183
      End of the Year                                                    884,153,824              1,069,446,731
                                                                       --------------            --------------
      Change in Unrealized Appreciation (Depreciation)                  (185,292,907)               612,574,548
                                                                       --------------            --------------
Realized Net Gain (Loss):

      Proceeds from Sales and Redemptions                             23,007,928,565             16,622,675,406
      Cost of Investments Sold and Redeemed                           22,370,622,376             16,523,296,745
                                                                      --------------             --------------
      Realized Net Gain (Loss) from Sales and Redemptions                637,306,189                 99,378,661
                                                                      --------------             --------------
Increase in Net Assets Available for Benefits Derived
      from Investment Activities                                         596,886,121                838,198,586
Participants' Withdrawals                                               (318,980,506)              (278,342,087)
Expenses                                                                  (2,231,482)                (1,020,360)
Transfer From (To) Other Plans, Net (Notes 15, 16 & 17)                  (11,943,208)                   (74,491)
                                                                       --------------             --------------
Net Change During the Year                                               551,129,947                837,152,835

Net Assets Available for Benefits at Beginning of Year                 5,019,980,724              4,182,827,889
                                                                   ==================          =================
Net Assets Available for Benefits at End of Year                     $ 5,571,110,671             $5,019,980,724
                                                                   ==================          =================

                  The Notes to Financial Statements are an integral part of these Statements.


                401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                          Notes to Financial Statements

                           December 31, 1999 and 1998


1.       Description of the Plan

     The 401(k) Savings Plan of The Chase Manhattan Bank and Certain Affiliated Companies (the "Plan") is a defined contribution plan. The following is a brief description of the salient features of the Plan. Participants should refer to the plan document for a more complete description.

     The Plan enables eligible employees of The Chase Manhattan Bank (the "Bank") and certain affiliated companies thereof to accumulate a fund, the value of which is to be applied for their benefit upon retirement or earlier separation from service. Under the Plan, a participant may elect to have his or her eligible salary reduced on a pre- and/or post-tax basis by a specified percentage; the amount of such reduction is thereupon contributed on his or her behalf by the participant's contributing employer ("Contributing Employer") and allocated to such participant's account under the Plan. The Contributing Employer will make a matching contribution of 100% of the participant's pre-tax election up to 5% of the participant's eligible salary. Amounts contributed to a participant's account under the Plan by the participant and by his or her Contributing Employer are held in a Trust Fund (the "Trust Fund").

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

     The Plan complies with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Plan is designed to comply with Section 404(c) of ERISA and the regulations issued thereunder. As a result, the Plan's fiduciaries may be relieved of liability for losses that result from the Participants' individual investment decisions.



2.   Investment Program

     The net assets available for benefits of the Plan at December 31, 1999 are held in the Trust Fund administered by the Bank, as trustee (the "Trustee"), to be invested and distributed in accordance with the Plan and the Trust Agreement under which the Trust Fund has been established.

     The Plan as of January 1, 1999 provided eight investment funds, i.e., three fixed income and five equity funds. As of July 1, 1999 the Plan Investment Management Committee authorized one additional fixed income fund and three additional equity investment funds for a total of twelve core investment funds. In addition, it authorized four investment funds called lifestyle funds.

     The lifestyle funds consist of a prediversified combination of both fixed income and equity core funds to match a particular investment style. They are rebalanced each calendar quarter so that each fund's investment mix continues to meet its particular investment objective, risk and return profile. Also effective July 1, 1999 daily activities in these funds are recorded by Hewitt Associates.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


2.    Investment Program (continued)

      A brief description of the investment funds is as follows:

Core Investment Funds and Core Unit Trust Funds

     Short-Term Fixed Income Fund - The Fund invests primarily in short-term fixed income securities issued or fully guaranteed by the United States Government or its agencies, certificates of deposit, commercial paper, bankers acceptances, short-term corporate bonds, floating rate securities and repurchase agreements. The Fund is managed by the Bank.

     Stable Value Fund - The Fund has invested primarily in contracts issued by insurance companies providing for the repayment of principal and the crediting of interest for a fixed period of time. The assets of the Fund may also be invested in bonds, debentures, notes or other evidences of indebtedness, shares of preferred stock, insurance and bank investment contracts, and any other property with a fixed or floating rate of return. These investments may include futures and other derivatives, securities and interests in trust funds consisting of fixed income securities that have been created and maintained for the collective investment of funds of employee benefit plans ("Collective trust funds"). The fund is managed by Dwight Asset Management Company.

     Intermediate Bond Fund - The assets of the Fund may be invested in bonds, notes, trust and participation certificates, insurance and bank contracts, other evidences of indebtedness or property - secured or unsecured - with a fixed or floating rate of return, including futures and derivatives, securities, and interests in collective trust funds that invests in fixed-income securities. The Fund is managed by Western Asset Management.

     *High Yield Bond Funds -The Fund invests in corporate bonds, notes, convertible bonds, equities, trusts and participation certificates, insurance and bank contracts and other evidence of indebtedness; and equity shares of preferred sock or property - secured or unsecured - with a fixed or floating rate of return, including futures and derivatives, securities, and interests in collective trust funds that invests in fixed-income securities. The majority of the Fund's investments are speculative. The Fund is managed by Mackay-Shields Financial Corporation.

     Growth and Income Fund - The Growth and Income Fund purchases shares of the Chase Vista Select Growth and Income Fund - a registered, open-ended investment company or mutual fund. The Chase Vista Select Growth and Income Fund seeks to achieve its investment objective by investing all of the investable assets in the Growth and Income Portfolio ("Vista Portfolio"), an open ended investment company with investment objectives identical to those of the Chase Vista Select Growth and Income Fund. The Vista Portfolio invests primarily (at least 80%) of its assets in common stocks of issuers with a broad range of market capitalisation. The mutual fund is managed by the Bank.

     *Large Cap Value Index Fund -The assets of the Fund are passively managed as an "indexed fund" that invests directly or indirectly in stocks comprising the Russell 1000 Value Index and, from time to time, futures and options. The assets of the fund may be invested in a collective trust fund that invests in such stocks, futures, and options. The Fund is managed by Barclays Global Investors, N.A.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


2.   Investment Program (continued)

     Core Investment Funds and Core Unit Trust Funds (continued)

     S&P 500 Index Fund - The assets of the S&P 500 Index Fund are passively managed as an "indexed fund" that invests directly or indirectly in stocks comprising the S&P 500 Index and, from time to time, futures and options. The assets of the fund are to be invested in a collective trust fund that invests in such stocks, futures, and options. The Fund is managed by Barclays Global Investors, N.A.

     *Large Cap Growth Index Fund - The assets of the Large Cap Growth Index Fund are passively managed as an "indexed fund" that invests directly or indirectly in stocks comprising the Russell 1000 Growth Index and, from time to time, futures and options. The assets of the fund may be invested in a collective trust fund that invests in such stocks, futures, and options. The Fund is managed by Barclays Global Investors, N.A.

     *Equity Growth Fund - The Fund purchases shares of Chase Equity Growth Fund II- a registered, open-ended investment company or mutual fund. The Chase Equity Growth Fund II will invest in growth oriented stocks of large capitalization companies with strong earnings momentum and profitability. Under normal conditions, the Chase Equity Growth Fund II will invest at least 70% of the value of its total assets in equities. The mutual fund is managed by the Bank.

     Small Cap Equity Fund - The Fund purchases Institutional Shares of the Chase Vista Small Cap Equity Fund - a registered, open-ended investment company or mutual fund. The main objective of that Vista fund, under normal circumstances is to invest at least 80% of its total assets in equity securities and at least 65% of its total assets in equity securities of companies with market capitalizations of $1 billion or less at the time of purchase. The mutual fund is managed by the Bank.

     International Equity Fund - The assets of the Fund are invested in equity securities of corporations incorporated or doing business primarily in Europe, Australia, and Asia, with market capitalization generally in excess of $500 million. The Fund is managed by Investment Advisers, Inc.

     Chase Common Stock Fund - The Fund is invested in primarily shares of common stock of The Chase Manhattan Corporation (the "Corporation"). The shares may be purchased directly from the Corporation from its authorized but unissued shares of common stock, its treasury stock, or on the open market or by the exercise of subscription, conversion or other rights.

*These additional funds were made available effective July 1, 1999.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued

2.   Investment Program (continued)

     Lifestyle Funds

     The four lifestyle funds, as described below, were made available effective July 1, 1999. Assets of the life style funds are invested in the 12 core investment funds in accordance with the investment allocation policy for these funds.

     Conservative Lifestyle Fund - The fund seeks to provide stable returns with limited exposure to equities. Its assets are invested primarily in core funds of the Plan with a target asset allocation policy of investing about 80% of its assets in specified core fixed income funds and 20% of its assets in specified core equity funds.

     Moderately Conservative Lifestyle Fund - The fund seeks to provide higher returns with more exposure to equities than the Conservative Lifestyle Fund. Its assets are invested primarily in core funds of the Plan with a target asset allocation policy of investing about 60% of its assets in specified core fixed income funds and 40% of its assets in specified core equity funds.

     Moderately Aggressive Lifestyle Fund - The fund seeks to provide higher returns with a larger exposure to high risk carrying stocks than either the Conservative Lifestyle Fund or Moderately Conservative Lifestyle Fund. Its assets are invested primarily in core funds of the Plan with a target asset allocation policy of investing about 40% of its assets in specified core fixed income funds and 60% of its assets in specified core equity funds.

     Aggressive Lifestyle Fund - The fund seeks to provide the highest returns with most exposure to stocks than any of the other Lifestyle Funds. Its assets are invested primarily in core funds of the Plan with a target asset allocation policy of investing about 20% of its assets in specified core fixed income funds and 80% of its assets in specified core equity funds.


    Other Funds

    Loan Fund - Under a loan program, loans are granted from the Plan to eligible Participants as of a daily valuation date. This fund was established to account for all loan disbursements and repayments.

     Frozen Fixed Income Fund (former Fund G of the Saving Incentive Plan of Chemical Bank and Certain Affiliated Companies -"the Chemical Plan") - Primarily benefits responsive group annuity contracts, managed by Dwight Asset Management. Investment in this fund was limited to those individuals who had balances in this fund as of December 31, 1992. As all the annuity contracts matured during the year 1999, proceeds received for these contracts have been transferred to the Stable Value Fund of the Plan except some residual amount.

     The investment activities, i.e. sales and purchases of assets, income, gains and losses and investment management fees are recorded by the trustee in the core investment funds. However, records of transactions relating to participants, i.e., employee and employer contributions, distributions, inter-fund transfers and investment management fees for the unit trust funds including other expenses are maintained in the unit trust funds and life style funds.

     Participants may elect to allocate their account balances and contributions in the investment funds on a daily basis. These requests for fund-reallocations, transfers and distributions are also processed on a daily basis using the net asset values. The changes become effective as of the next business day if the request for a reallocation is made before 4 p.m. Eastern Time or the close of the New York Stock Exchange, whichever is earlier.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued

2.   Investment Program (continued)

     The details of total investments by participants in unit trust funds (which include investments from life style funds) as of December 31, 1999 are as follows:

                                                                               December 31, 1999
          Chase 401K Chase Common Stock Trust  Units                             $2,109,839,519
          Chase 401K S&P 500 Index Trust  Units                                     869,471,678
          Chase 401K Stable Value  Trust  Units                                     783,327,038
          Chase 401K Growth & Income Trust  Units                                   563,274,163
          Chase 401K Small Cap Trust  Units                                         306,663,629
          Chase 401K Short Term Fixed  Income Trust Units                           299,325,161
          Chase 401K International Equity Trust  Units                              190,003,902
          Chase 401K Intermediate Bond Trust Units                                  147,733,930
          Chase 401K Large Cap Growth Index Trust  Units                             44,444,140
          Chase 401K Equity Growth Trust  Units                                      41,150,109
          Chase 401K Large Cap Value Index Trust  Units                              16,043,924
          Chase 401K High Yield Bond Trust  Units                                    13,462,395
          Interest Bearing Money Market Funds                                            12,976
          Loans to Participants                                                     186,358,107
                Total investments in core investment funds                       $5,571,110,671
                 (for details please see page 6 & schedule of Assets
                    at  pages 24 - 41)


3.   Summary of Significant Accounting Policies

     The accounting policies followed in the preparation of the Plan's financial statements conform with generally accepted accounting principles. The following is a summary of the significant policies:


     SOP 99-3 - Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters

     During the year the Plan adopted Statement of Position 99-3 ("SOP 99-3") Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters. Pursuant to SOP 99-3, a defined contribution plan that provides participant-directed investment programs is no longer required to disclose amounts relating to those individual programs as a separate fund in the financial statements in columnar form, or in the related disclosures. In addition, defined contribution plans are not required to present participant-directed plan investments in the statement of net assets available for benefits by general type.

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

      Investment Valuation (continued)

value. The Corporation's common stock is valued at the closing price reported on the composite tape of the New York Stock Exchange. Common and preferred stocks are valued at the closing price reported of the major market on which the security is traded. Certificates of deposits, interest bearing & money market funds and loans to Participants are valued at cost, which approximates fair value.

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

     Unit Trust Funds

     The values of assets in the unit trust funds are adjusted on a daily basis to match the values of its assets invested in the core investment funds.


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

     The following is a reconciliation of net assets available for benefits as disclosed in the financial statements to the Form 5500:


                                                                                December 31,
                                                                           1999              1998
Net assets available for benefits per the financial statements         $ 5,571,110,671   $ 5,019,980,724
Less:  Amounts allocated to withdrawing Participants                         1,303,576        22,356,453
Net assets available for benefits per the Form 5500                    $ 5,569,807,095   $ 4,997,624,271



     The following is a reconciliation of benefits paid to Participants as disclosed in the financial statements to the Form 5500:



                                                               Year Ended December 31,

                                                                 1999            1998

Benefits paid to Participants per the financial statements    $ 318,980,506  $ 278,342,087

Add: Amounts allocated to withdrawing Participants at
          end of year                                             1,303,576     22,356,453
Less: Amounts allocated to withdrawing Participants at
           beginning of year                                     22,356,453     17,006,375

Benefits paid to Participants per the Form 5500               $ 297,927,629  $ 283,692,165


     Amounts allocated to withdrawing Participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

     Reclassification

     Certain   amounts  in  the  prior  year  financial   statements  have  been
reclassified to conform to the 1999 presentation.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued

4.   Investments

     Investments by the same issuer that represent five percent or more of the Plan's net assets available for benefits at December 31, 1999 and 1998 are as follows:

                                                                   Principal Amount,
                                                                       Number of
                                                                    Shares or Units
                               Description                                                  Cost           Fair Value

         Investments at Fair Value:
         At December 31, 1999:
         The Chase Manhattan Corporation Common Stock                   26,210,994    $1,370,024,760       $2,036,266,597
         BGI Equity Index Fund                                          45,500,645       794,615,309          869,640,174
         Vista Small Cap Equity Fund                                    12,662,716       264,504,726          306,817,607
         Vista Growth and Income Select Fund                            11,057,884       470,787,115          563,288,632


         At December 31, 1998:
         The Chase Manhattan Corporation Common Stock                   28,415,311    $1,334,593,421       $2,017,700,081
         Barclays Global Investors Equity Index Fund                    18,777,660       433,692,234          715,267,135
         Vista Small Cap Equity Fund                                    12,534,410       256,801,759          296,689,477
         Vista Growth and Income Select Fund                            11,909,927       501,850,991          568,699,030


5.   Investments in Options, Futures and Foreign Exchange Contracts

     The Plan held investments in options and futures in the Intermediate Bond Fund and in foreign exchange contracts in the High Yield Bond Fund (in 1999) and the International Equity Fund (in 1998). These investments are recorded in the schedule of assets available for plan benefits.

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

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued

5.   Investments in Options, Futures and Foreign Exchange Contracts

     Foreign Currency Contracts (continued)

     The following represents foreign currency contracts at December 31, 1999 and 1998:

                                                                              Notional or
                                   Description                              Contract value        Fair Value

         At December 31, 1999:

         British Pound Forward Currency Contract

             GBP 85,400,  Ex 3/01/00,  Net Payable                                     -            ($1,739)
         British Pound Forward Currency Contract
             GBP 8,611,  Ex  3/01/00, Net Receivable                                   -                120
         European Monetary Union Forward Currency Contract
             EUR 50,000,  Ex 2/07/00, Net Receivable                                   -              1,659
         European Monetary Union Forward Currency Contract
             EUR 100,000, Ex 2/07/00,  Net Receivable                                  -              2,053
         European Monetary Union Forward Currency Contract
             EUR 52,250, Ex 2/07/00, Net Receivable                                    -                869
         Net Foreign Exchange Variation in the Value of
             Unsettled  Foreign Security Transactions                                  -              1,031

         At December 31, 1998:
         Japanese Yen Forward Currency Contract
             JPY 917,954,391, Ex 3/02/99, Net Payable                                  -         ($623,094)
         Singapore Dollar Forward Currency Contract
             SGD 5,022,771, Ex 3/19/99,  Net Payable                                   -          (160,509)



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

     The Plan has the risk that the price volatility of the options and futures contract may not correlate with the prices of the portfolio securities. The Plan's activities in these contracts are conducted through regulated exchanges which do not result in counterparty credit risks since the exchanges assume the risk that a counterparty will not settle and generally

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


5.   Investments  in  Options,   Futures  and  Foreign  Exchange
     Contracts(continued)

     Options and Futures (continued)

require  margin   deposits of  cash  or  securities  as collateral  to  minimize potential credit risk. Liquidity risk may arise if there is insufficient trading activity on the options and futures exchange.

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

     The following represents the contracts held by the Plan as of December 31, 1999 and 1998:


                                                                              Notional or
                                   Description                              Contract value        Fair Value

         At December 31, 1999:
          Written Call Options US Treasury Bonds Ex 2/19/00                    ($69,849)         ($25,781)
          Written Call Options US Treasury Bonds Ex 5/20/00                     (41,254)          (38,391)
          Written Call Option US Treasury Bonds Ex 2/19/00                      (60,262)           (8,719)
          Written Call Option US Treasury Bonds Ex 5/20/00                      (43,939)          (17,719)
          Written Put Option US Treasury Bonds Ex 2/19/00                        (1,991)           (1,359)
          Written Put Option US Treasury Bonds Ex 5/20/00                       (27,935)          (54,469)
          Written Put Option US Treasury Bonds Ex 2/19/00                       (42,234)          (56,875)
          US Treasury Bonds CBT Futures Short Ex 3/31/00                        (51,287)                -
          US Treasury Note CBT 10 years Futures Long Ex 3/31/00                  59,562                 -
          US Treasury Bonds CBT Futures Long Ex 3/31/00                         (16,662)                -
          US Treasury Bonds  Futures  Ex 6/21/00                               (423,885)                -

         At December 31, 1998:
         Purchase Call Options Jan 99 Eurodollar Ex 1/15/99                      38,865            14,350
         Purchase Call Options Mar 99 Eurodollar Ex 3/15/99                      78,074           130,625
         Written Call Option US Treasury Bonds Ex 2/20/99                       (51,674)          (19,688)
         Written Call Option US Treasury Bonds Ex 2/20/99                       (18,994)           (4,688)
         Written Put Option US Treasury Bonds Ex 2/20/99                        (50,012)          (40,359)
         Written Put Option US Treasury Bonds Ex 2/20/99                        (16,933)          (22,687)
         Written Call Option Treasury Notes Ex 2/20/99                          (17,302)           (7,594)
         US Treasury Bond  Futures Contracts Long Ex 3/99                       287,294                 -
         US Treasury Bond  Futures Contracts Short Ex 3/99                      (43,657)                -
         10 year US Treasury Note Futures Contracts Short Ex 3/99              (107,813)                -
         5 year US Treasury Note Futures Contracts Long Ex 3/99                 127,973                 -
         5 year US Treasury Note Futures Contracts Short Ex 3/99                 (3,533)                -



                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


6.   Contributions

     Deferred Contributions and Voluntary Contributions

     A Participant may elect to defer from 1% to 8% of such individual's Eligible Salary (as defined below) each pay period (in whole percentages) on a pre-tax basis and to have that amount contributed to the Plan by the Contributing Employer ("Deferred Contributions"). The maximum amount deferred for 1999 and 1998 Plan Years may not exceed the applicable statutory limit for calendar years 1999 and 1998. A Participant may also contribute from 1% to 4% of Eligible Salary after applicable taxes ("Voluntary Contributions"), through payroll deductions. Amounts earned through the investment of Deferred and Voluntary Contributions will not be taxed until they are distributed. Eligible Salary, in general, means basic compensation from a Contributing Employer for services rendered, including, to the extent applicable, amounts attributable to shift differentials and, for employees of certain affiliated companies, all or a portion of the amounts attributable to draw or commissions and overrides.

    Effective January 1, 2000, post-tax contributions to the Plan have been discontinued while the maximum amount that a participant may contribute to the Plan on pre-tax basis has been increased from 8% to 15%. However, existing post-tax balances will remain invested in the Plan according to a participant's elections including any changes made in the future to the election plan.

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

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


8.    Distributions

      Withdrawal of Contributions

     Under the Plan, a Participant may withdraw in cash all or any portion of such Participant's vested account balance attributable to Voluntary Contributions or contributions rolled over, or transferred to the Plan from another qualified plan or an individual retirement account. In general an individual who was a participant in The Thrift Incentive Plan of The Chase Manhattan Bank, N.A. may also withdraw all or any part of his or her nonforfeitable company contributions account balance under such plan as of December 31, 1996, subject to certain restrictions.

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

     Payment of Vested Benefits

     When a Participant terminates employment with a Contributing Employer and is not then employed by a non-contributing affiliate of the Bank, the Participant will receive the vested benefits under the Plan. In the event of the death of the Participant, these fully vested benefits will be distributed to the Participant's spouse or, with the spouse's consent, to either a beneficiary, if the Participant has named one, or to such other beneficiary as may be specified in the Plan. If a valid beneficiary designation is not on record or if the named beneficiary predeceases the Participant or dies before distribution is made, such amounts will be distributed to the Estate. A Participant whose account balances under the Plan total more than $5,000 may elect to be paid in a lump-sum, or may defer distribution up to the time the Participant attains age 70 1/2, or elect to be paid in quarterly or annual installments of at least $500 over a period not exceeding life expectancy. If no election is made by the time such individual has attained age 65, a distribution of benefits will be made in a lump sum distribution in cash as soon as administratively practicable after attaining age 65. If the Participant's vested account balance does not exceed $5,000, payment will be made in a lump-sum distribution as soon as practicable following termination of service, with or without the Participant's consent. Distributions not deferred will be made to the Participant, Participant's spouse or beneficiary following the first Valuation Date occurring on or after the termination or death, in each case, as soon as administratively practicable. Deferred distributions will be made following the first Valuation Date occurring on or after the deferred date elected, or as soon as administratively practicable.

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

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


10.  Numbers of Participants and Unit Values

     There were 57,088 Participants or former Participants in the Plan at December 31, 1999 and 54,483 Participants or former Participants in the Plan at December 31, 1998. Participants may elect more than one investment fund option for their Deferred Contributions and Voluntary Contributions and also, in certain circumstances, with respect to Matching Contributions. At December 31, 1999 and 1998, the number of Participants or former Participants in each Fund and Unit Values are as follows:


                                                Number of Participants           Unit Values
         Investment Fund                          1999          1998          1999         1998
         Short-Term Fixed Income                  12,063        11,370      $10.3189      $5.5983
         Stable Value                             16,110        14,015       10.3741       5.6944
         Intermediate Bond                        11,083        10,551        9.9789       5.9994
         S&P 500 Index                            28,652        26,119       11.3643       8.5934
         Growth & Income                          25,829        25,535       10.3667       7.5178
         Small Cap Equity                         21,744        21,659       12.1991       6.1494
         International Equity                     15,924        14,415       10.7994       5.8806
         Chase Common Stock                       41,798        30,574       10.7254      18.1254
         Frozen Fixed Income                           -         1,827             -       7.0311
         Loans                                    16,200        16,772        1.0000       1.0000
         Large Cap Growth Income                   3,208             -       11.9006            -
         Large Cap Value Index                     1,728             -        9.4787            -
         Bank Equity Growth                        3,182             -       11.4770            -
         High Yield Bond                           1,368             -       10.2617            -
         Conservative Life Style                     245             -             -            -
         Moderately Conservative Life
             Style                                   441             -             -            -
         Moderately Aggressive Life Style
                                                     756             -             -            -
         Aggressive Life Style                     1,022             -             -            -



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


13.  Trust Funds Transactions with Affiliated Parties

     The following is a summary of transactions with parties affiliated with the Plan for the years ended December 31, 1999 and 1998:

                                                                                                Aggregate Proceeds from
                                                                                                 Sales, Redemptions and
                                                                            Aggregate Cost         Distributions to
       For the Year Ended December 31, 1999                                  of Purchases             Participants

       The Chase Manhattan Bank Domestic Liquidity Fund                      $1,059,566,646            $992,240,193

       The Chase Manhattan Bank Equity Growth Select Fund                        38,171,532               1,230,130

       The Chase Manhattan Corporation Common Stock                             379,483,359             529,981,357

       The Chase Manhattan Bank Enhanced Cash Investment Fund                       182,026                 239,157

       Vista U.S. Government Money Market Fund                                  143,167,458             143,859,419

       Vista Growth and Income Select Fund                                       37,398,209              84,951,374

       Vista Small Cap Equity Fund                                               50,902,341              78,960,365



       For the Year Ended December 31, 1998

       The Chase Manhattan Bank Domestic Liquidity Fund                        $757,184,549            $756,122,023

       The Chase Manhattan Corporation Common Stock                             207,299,493              54,879,874

       The Chase Manhattan Bank Enhanced Cash Investment Fund                     1,350,634               1,546,663

       Vista U.S. Government Money Market Fund                                  241,185,141             267,370,646

       Vista Growth and Income Select Fund                                      553,126,632              52,600,000

       Vista Growth and Income Fund                                                       -             526,407,579

       Vista Small Cap Equity Fund                                               21,005,922              41,805,922


                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued

14.  Investments in Group Annuity Contracts Issued by Insurance Companies

     Group Annuity Contracts with insurance companies held in the Stable Value Fund and Frozen Fixed Income Fund are reported at the December 31, 1999 and 1998 contract value of $781,080,437 and $645,347,257 respectively. The projected fair value at December 31, 1999 and 1998 is $773,459,217 and $667,195,548
respectively, which is equal to the sum of the discounted values of all contracts. Each contract payment is projected based on the December 31, 1999 and 1998 contract value using the contractually guaranteed rate as well as the duration of each payment. The projected payments are then discounted using the December 31, 1999 and 1998 duration-matched swap rate, which approximates the appropriate discount rate, for each payment.

     Information  with  respect  to  Group  Annuity   Contracts  with  insurance
companies is as follows:

                                                                         Stable            Frozen Fixed
           At December 31, 1999                     Total              Value Fund           Income Fund

           Contract Value                        $781,080,437         $781,080,437              $    -

           Projected Fair Value                  $773,459,217         $773,459,217              $    -

           Crediting interest rate                                         6.62%

           Average yield for the year ended
           December 31, 1999                                               6.55%

           At December 31, 1998

           Contract Value                        $645,347,257         $626,362,763          $18,984,494

           Projected Fair Value                  $667,195,548         $647,535,236          $19,660,312

           Crediting interest rate                                         6.65%                 8.56%

           Average yield for the year ended
           December 31, 1998                                               6.68%                 8.86%


     The Stable Value Fund of the Plan had an investment of $7,638,978 at December 31, 1998, in an insurance contract issued by Mutual Benefit Life. Due to the financial difficulties experienced by Mutual Benefit Life in July 1991, New Jersey State regulators assumed control of Mutual Benefit Life. The New Jersey courts approved a rehabilitation plan for Mutual Benefit Life and the Plan's management accepted a restructured contract, which was assumed and reinsured by MBL Life Assurance Corporation on April 29, 1994. The contract was separated into two components; 80% was placed in a "wrapped" contract issued by a consortium of various insurance carriers, and 20% was placed in a "covered" contract guaranteed by New York State. Principal and interest will be paid out under the terms and conditions of the restructured

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                    Notes to Financial Statements - Continued


14. Investments in Group Annuity Contracts Issued by Insurance Companies (continued)

contracts. The final installments under the wrapped and covered contracts were paid 1999. During 1999 and 1998, interest amounts of $530,020 and $682,812, respectively, were credited to the contracts. The amounts credited during 1999 were at a final annual rate of 25.0% and 5.1% for the wrapped and covered contracts, respectively. The corresponding amounts credited in 1998 for the two contracts were at an annual rate of 10.90% and 5.10% respectively.

15.  Assets Transferred to the Plan from Other Plans During 1999

     During 1999, the Bank acquired certain operations from the First Town Corporation and, accordingly, the Plan received a transfer of assets with a total fair value of $5,734,143 from the First Town 401 (k) Savings Plan.

16.  Assets Transferred from the Plan to Other Plans During 1999

     During 1999, the Bank sold certain operations and, accordingly, transferred assets from the Plan, to other Plans as detailed below:

                Assets Transferred to                                                    Amount

         1. M & T Bank 401 (k) Savings Plan                                              $7,577,332
         2. Hibernia Savings Plan                                                         6,007,815
         3  Regular Group LLC Retirement Savings and Investment Plan                      2,303,279
         4. Octagon 401 (k) Savings Plan                                                  1,788,925

17.  Assets Transferred from the Plan to Other Plans During 1998

     During 1998, the Bank sold certain operations and, accordingly, assets with a total fair value of $74,491 were transferred from the Plan to the Mechanics Savings Bank 401(k) Plan.

18.  Plan Termination

     While there is no intent to do so, the Bank has the right to amend or terminate the Plan at any time. In the event of termination, the value of Participants' accounts will be paid in accordance with the provisions of the Plan and the provisions of ERISA.

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units          Cost           Fair Value
                                                                 ----------------------------------- ------------------


Chase Common Stock
The Chase Manhattan Corporation Common Stock ***                      26,210,994     $1,370,024,760     $2,036,266,597
                                                                                   ----------------- ------------------

                     Total Chase Common Stock                                        $1,370,024,760     $2,036,266,597
                                                                                   ----------------- ------------------

Registered Investment Companies:
BGI Russell 1000 Growth Fund Cl F                                      3,743,997        $39,559,424        $44,833,610
BGI Russell 1000 Value Fund Cl F                                       1,672,525         16,232,464         15,955,725
Vista Small Cap Equity Fund ***                                       12,662,716        264,504,726        306,817,607
Vista  Growth and  Income Select Fund ***                             11,057,884        470,787,115        563,288,632
                                                                                   ----------------- ------------------

                     Total Registered Investment Companies                             $791,083,729       $930,895,574
                                                                                   ----------------- ------------------


Collective Trust Funds:
BGI Equity Index Fund                                                 45,500,645       $794,615,309       $869,640,174
Chase Equity Growth Select Fund***                                     3,611,859         36,964,775         41,428,023
                                                                                   ----------------- ------------------

                     Total Collective Trust Funds                                      $831,580,084       $911,068,197
                                                                                   ----------------- ------------------

Guaranteed Investment Contracts**:
Allstate Life Insurance Company Group Annuity Contract
        #GA-5990, 6.81%, due in one installment on 12/16/02           24,423,411        $24,423,411        $24,423,411
Allstate Life Insurance Company Group Annuity Contract
        #GA-6132, 5.58%, due 3/31/03                                  12,728,163         12,728,163         12,728,163
Allstate Life Insurance Company Group Annuity Contract
        #GA-6219, 7.10%                                               40,430,773         40,430,773         40,430,773
American International Life Insurance Company Group Annuity
        Contract #18232, 7.09%, due  9/20/01,                         26,502,494         26,502,494         26,502,494
American International Life Insurance Company Group Annuity
        Contract #18281,  6.81 %, due 12/16/02
        with annual interest payments beginning 12/15/98              25,072,303         25,072,303         25,072,303
American International Life Insurance Company Group Annuity
        Contract #18252, 5.81%, due  6/15/02                          10,312,693         10,312,693         10,312,693
Caisse Des Depots Et Consignations
        CDC Bric # 408-01, 6.91%                                      20,283,910         20,283,910         20,283,910
Canada Life Assurance Company Group Annuity
        Contract #P45963, 6.90%, due  6/15/02                         30,490,083         30,490,083         30,490,083
Canada Life Assurance Company Group Annuity
        Contract #P45964, 6.87%, due in two installments
         on 12/15/02 and 6/15/03                                      24,305,248         24,305,248         24,305,248
GE Life and Annuity Assurance Company
        Contract # GS-3254, 5.95%                                     15,787,156         15,787,156         15,787,156
Hartford Life Insurance Company Group Annuity Contract
        #9512-AA, 6.68%, due in two installments
        on 1/1/00 and  1/01/01                                        12,046,885         12,046,885         12,046,885

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units           Cost           Fair Value
                                                                 ----------------------------------- ------------------


Guaranteed Investment Contracts (continued):
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7017-10001, 6.60%, due 9/20/01                      10,628,947        $10,628,947        $10,628,947
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7202-10000, 5.53%, due 6/15/01                      25,086,197         25,086,197         25,086,197
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7202-10001, 5.53%, due 12/15/01                      8,151,205          8,151,205          8,151,205
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7355-10000, 6.05%, due 12/15/00                      5,190,923          5,190,923          5,190,923
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7817-10000, 7.30%, due  on 6/15/00                  13,783,283         13,783,283         13,783,283
John Hancock Mutual Life Insurance Company Group Annuity
        Contract #7017-10000, 6.60%, due 12/15/00                     23,315,294         23,315,294         23,315,294
Metropolitan Life Insurance Company Group Annuity Contract
       #13523-069, 6.05%, due 12/15/01                                 8,098,110          8,098,110          8,098,110
Monumental Life Insurance  Company
       Contract #MDA0062FR, 6.00%, due 12/15/04                       10,529,166         10,529,166         10,529,166
Monumental Life Insurance  Company
       Contract #MDA00137FR, 7.13%, due 3/15/05                       13,041,768         13,041,768         13,041,768
Monumental Life Insurance  Company
       Contract #MDA00035FR, 5.70%, due 3/15/04                       21,130,370         21,130,370         21,130,370
New York  Life Insurance Company Group Annuity Contract
        #31021, 6.99%, due 6/15/05                                    47,901,957         47,901,957         47,901,957
New York  Life Insurance Company Group Annuity Contract
        #30660-002, 6.72%, due   6/15/03                              40,117,508         40,117,508         40,117,508
New York  Life Insurance Company Group Annuity Contract
        #30660, 6.79%, due  12/17/01                                  30,089,049         30,089,049         30,089,049
Principal  Life Insurance Company Group Annuity
        Contract #4-34795-1,  6.01%, due 12/14/03                     14,001,494         14,001,494         14,001,494
Principal  Life Insurance Company Group Annuity
        Contract #4-34795-2, 7.04%, due 6/14/04                       25,079,341         25,079,341         25,079,341
Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-01, 5.83%, due 12/14/01                     20,893,472         20,893,472         20,893,472
Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-03, 6.00%, due 12/14/00                      5,244,387          5,244,387          5,244,387
Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-04, 8.21%, due 6/14/00                       5,932,110          5,932,110          5,932,110
Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-05, 6.40%, due 6/14/00                      19,910,758         19,910,758         19,910,758
Principal Mutual Life Insurance Company Group Annuity
        Contract #4-11357-07, 6.30%, due 6/14/02                      22,014,739         22,014,739         22,014,739
Pruco Life Insurance Company
        Pruco GIC # GA 10066, 7.05%                                   35,111,231         35,111,231         35,111,231
SunAmerica  Company Group Insurance
        Contract # 4909, 6.18%                                         1,498,058          1,498,058          1,498,058
TransAmerica Life Insurance Company Group Annuity
        Contract #51495, 6.40%, due 6/30/03                           28,541,654         28,541,654         28,541,654

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Guaranteed Investment Contracts (continued):
TransAmerica Life Insurance Company Group Annuity
        Contract #76930, 6.80%                                        92,930,577        $92,930,577        $92,930,577
Travelers Insurance Company Group
        Contract # GIC GR 17233, 6.20%                                10,475,720         10,475,720         10,475,720
                                                                                   ----------------- ------------------

        Total Guaranteed Investments Contracts                                         $781,080,437       $781,080,437
                                                                                   ----------------- ------------------





Corporate Debt Instruments:
Abbey Healthcare Group Inc. Senior Sub Note
    Semi-Annual, 9.50%, due 11/01/02                                     150,000           $150,062           $147,187
Ace INA Holding Inc. Note
    Semi-Annual, 8.20%, due 8/15/04                                      240,000            240,000            243,214
Advantica Restaurant Group Inc Senior Note
    Semi-Annual, 11.25%, due 1/15/08                                     200,000            167,582            148,000
Alaris Med Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 8/01/08                                      120,000             52,187             49,350
Allstate Corporation
    Semi-Annual, 0.00%, due 1/31/00                                    5,000,000          4,976,042          4,976,042
American Express Centurion Bank
    Floating, due 09/29/00                                             6,000,000          6,000,000          5,998,674
American Express Centurion Bank  Short
    Floating, due 05/16/00                                             6,000,000          6,000,000          6,000,000
Amf Bowling Worldwide Inc.
    Floating, due 3/31/03                                                 57,679             51,190             50,650
Amf Bowling Worldwide Inc.
    Floating, due 3/31/04                                                 32,321             28,685             28,382
ANRC Auto Owner Tr 1999-A Note Cl A-2
    Monthly, 6.54%, due 11/15/02                                         230,000            229,996            229,998
Apcoa/Standard Parking Inc.
    Semi-Annual, 9.25%, due 3/15/08                                      150,000            105,938            105,000
Arcadia Automobile Receivable 1999-B
    Monthly, 5.715%, due 7/15/02                                       1,599,774          1,599,764          1,594,991
Arch Escrow Corporation Senior Note
    Semi-Annual, 13.75%, due 4/15/08                                      55,000             48,400             44,619
Argentina Rep Note Zero Coupon Cl -C
    Semi-Annual, 0.00%, due 10/15/01                                   1,560,000          1,329,982          1,306,500
Asset Securitization Corporation
    Monthly, 6.92%, due 2/14/29                                        1,338,786          1,342,760          1,309,399
Asset Securitization Corporation Commercial Mortgage
    Monthly, 7.40%, due 10/13/26                                         280,000            294,131            278,866
At Entertainment Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 2/01/09                                      40,000             24,600             24,800

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------



Corporate Debt Instruments (continued):
AT&T Company Restricted
    Floating, due 7/13/00                                             13,000,000        $12,995,715        $12,995,715
Atlantic Methanol Cap Senior Secd Note
    Semi-Annual, 10.875%, due 12/15/04                                   140,000            139,322            140,000
Avado Brands Inc. Senior Sub Note
    Semi-Annual, 11.75%, due 6/15/09                                      50,000             49,438             37,750
Bally Total Fitness Holding Corporation Senior Sub Note
    Semi-Annual, 9.875%, due 10/15/07                                    130,000            123,513            126,100
BankAmerica Corporation Sub Debenture
    Semi-Annual, 9.70%, due 8/01/00                                    1,475,000          1,522,746          1,500,798
Bankers Trust Orius Corporation Senior Sub Note
    Monthly, 12.60%, due 12/15/00                                        170,000            165,750            170,000
Battle Mountain Gold Company
    Annual, 6.00%, due 1/04/05                                           350,000            225,000            217,227
Boeing Company Debenture
    Semi-Annual, 6.625%, due 2/15/38                                      70,000             69,846             59,314
Borden Chemicals & Plastics Oper LTP
    Semi-Annual, 9.50%, due 5/01/05                                       30,000             25,725             27,900
Brazos Student Financial Corporation Student Loan
    Floating, due 6/01/23                                              1,300,000          1,300,000          1,281,891
British Aerospace Financial Inc. Guaranteed Bond
    Semi-Annual, 7.50%, due 7/01/27                                    2,000,000          1,976,988          1,911,320
Building One Services Corporation Senior Sub Note
    Semi-Annual, 10.50%, due 5/01/09                                     150,000            144,750            144,000
Caithness Coso Funding Corporation  Senior Secd Note
    Semi-Annual, 9.05%, due 12/15/09                                     105,000            102,506            104,475
Call-Net Enterprises
    Semi-Annual, 0.00%, due 8/15/08                                      115,000             57,500             58,938
Call-Net Enterprises Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 5/15/09                                      105,000             50,400             51,712
Call-Net Enterprises Inc. Senior Note
    Semi-Annual, 9.375%, due 5/15/09                                      50,000             48,938             41,125
Call-Net Enterprises Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 8/15/07                                       75,000             41,625             44,437
Cargill Inc. Discounted Note
    0.00%, due 1/25/00                                                10,000,000          9,962,200          9,962,200
Caterpillar Financial Services Corporation
    Semi-Annual, 5.716%, due 7/07/00                                   2,000,000          2,000,000          1,994,740
Caterpillar Financial Services Corporation Med Term
    Floating, due 2/05/01                                              5,000,000          5,000,105          5,009,650
CD Radio Inc. Senior Sec Note
    Semi-Annual, 14.50%, due 5/15/09                                      80,000             69,600             69,800
Celcaribe S A Senior Sec Note Step Coupon
    Semi-Annual, 13.50%, due 3/15/04                                     205,000            159,388            170,150
Cellco Finance N V Senior Note 144A
    Semi-Annual, 12.75%, due 8/01/05                                     110,000            110,000            113,987

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Corporate Debt Instruments (continued):
Charter Communications Holdings Charter
    Semi-Annual, 8.625%, due 4/01/09                                     100,000            $93,375            $92,375
Chrysler Financial Corporation Med Term Notes
    Semi-Annual, 5.85%, due 5/15/00                                    4,000,000          4,030,840          3,991,400
Cirrus Logic Inc. Sub Note Conv
    Semi-Annual, 6.00%, due 12/15/03                                      40,000             27,400             33,450
CIT Group Inc. Medium Term Senior Notes Book
    Floating, due 9/15/00                                             10,000,000          9,995,172          9,993,060
CKE Restaurants Inc. Senior  Sub Note
    Semi-Annual, 9.125%, due 5/01/09                                      70,000             49,700             51,975
CMS Energy Corporation Senior Note Dated 6/22/99
    Semi-Annual, 8.00%, due 7/01/11                                      300,000            300,339            296,488
CMS Panhandle Holding Company Note
    Semi-Annual, 6.125%, due 3/15/04                                     400,000            398,814            376,456
Colt Telecom Plc Senior Note
    Semi-Annual, 0.00%, due 12/15/06                                      90,000             75,600             77,400
Comcast UK Cable Partners Ltd. Senior Step
    Semi-Annual, 0.00%, due 11/15/07                                     325,000            300,475            309,562
Commercial Credit Group Inc. Note
    Semi-Annual, 6.125%, due 3/01/00                                   1,950,000          1,969,227          1,949,883
Commonwealth Alum Corporation Sub Note
    Semi-Annual, 10.75%, due 10/01/06                                    100,000            103,500            101,000
Conagra Incorporated  Discounted Note
    0.00%, due 2/11/00                                                 1,000,000            992,825            992,825
Connecticut Light & Power Company
    Semi-Annual, 7.875%, due 10/01/24                                  1,000,000          1,022,070          1,006,700
Consolidated Rail Corporation Debenture
    Semi-Annual, 7.875%, due 5/15/43                                     150,000            159,027            146,016
Contimortgage Home Equity Loan 1997-5
    Floating, due 10/15/12                                               563,631            563,631            561,263
Continental Cablevision Inc. Senior Subordinate
    Semi-Annual, 9.00%, due 9/01/08                                      900,000          1,014,210            979,173
Crescent Real Estate Equities
    Semi-Annual, 7.50%, due 9/15/07                                      200,000            164,750            165,397
Daimler Chrysler N.A. Holdings Corporation  Discounted Note
    0.00%, due 2/16/00                                                 5,000,000          4,962,306          4,962,306
Daimler Chrysler North America Holding Guaranteed Note
    Semi-Annual, 7.20%, due 9/01/09                                       30,000             29,969             29,467
Deere John Cap Corporation Note
    Semi-Annual, 6.00%, due 2/15/09                                      600,000            596,764            534,420
Deere John Capital Corporation Medium Term Notes
    Floating, due 11/09/00                                            10,000,000         10,026,443         10,025,700
Desa International Inc. Senior  Sub Note
    Semi-Annual, 9.875%, due 12/15/07                                    145,000            101,950            105,850
DJ Orthopedics LLC/DJ Orthopedics Cap
    Semi-Annual, 12.625%, due 6/15/09                                     55,000             52,446             53,900

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------



Corporate Debt Instruments (continued):
Dow Chemical Company
    Semi-Annual, 7.375%, due 11/01/29                                    240,000           $237,302           $229,469
Electronic Retailing System International Senior Discounted Note
    Semi-Annual, 0.00%, due 2/01/04                                      770,000            100,100            169,400
First Union National Bank Dep Note
    Floating, due 2/20/01                                             10,000,000         10,000,000         10,002,360
First Union National Bank Certificate
    Floating, due 8/29/00                                              3,000,000          3,000,000          2,981,316
Florida Panthers Holdings Inc.  Senior Sub Note
    Semi-Annual, 9.875%, due 4/15/09                                     110,000            103,950            106,700
Ford Motor Company Del Debenture
    Semi-Annual, 7.40%, due 11/01/46                                   2,500,000          2,417,345          2,346,750
Ford Motor Company Senior Notes
    Semi-Annual, 5.80%, due 1/12/09                                      610,000            550,690            540,619
Ford Motor Credit Company Med Term Notes
    Floating, due 4/12/01                                             10,000,000         10,017,070         10,037,800
Fountain View Inc. Senior Sub Note
    Semi-Annual, 11.25%, due 4/15/08                                      90,000             74,756             68,400
Friede Goldman International Inc. Sub Note Conv
    Semi-Annual, 4.50%, due 9/15/04                                      120,000             76,000             73,800
G&G Retail Inc. Senior Note
    Semi-Annual, 11.00%, due 5/15/06                                      60,000             55,500             51,075
Generac Portable  Products LLC Guaranteed Senior Note
    Semi-Annual, 11.25%, due 7/01/06                                      75,000             76,125             76,500
General Electric Capital Corporation Discounted Note
    0.00%, due 2/15/00                                                 3,000,000          2,979,712          2,979,712
General Electric Capital Corporation Discounted Note
    0.00%, due 2/28/00                                                 3,000,000          2,971,918          2,971,918
General Motors Acceptance Corporation Med Term Notes
    Floating, due 3/30/01                                             10,000,000          9,996,675         10,017,000
General Motors Bond
    Semi-Annual, 6.75%, due 5/01/28                                      760,000            752,179            670,396
Genesis Health Ventures Inc.  Senior Sub  Note
    Semi-Annual, 9.75%, due 6/15/05                                       20,000             15,625              8,200
Genesis Health Ventures Inc.
    Floating, due 6/01/05                                                  7,750              4,573              5,658
Genesis Health Ventures Inc.
    Floating, due 9/30/04                                                  7,700              4,543              5,621
Genesis Health Ventures Inc.  GHV
    Semi-Annual, 3.25%, due 9/30/03                                       50,000             30,000             36,500
GGIB Funding Secd Lease Oblig Bond
    Semi-Annual, 7.43%, due 1/15/11                                      855,070            888,324            827,956
Gilfin B V Restricted Discounted Note
    0.00%, due 1/04/00                                                 5,000,000          4,997,875          4,997,875
Global Telesystems Europe
    Semi-Annual, 11.00%, due 12/01/09                                    115,000            114,576            115,750

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------



Corporate Debt Instruments (continued):
GMAC Commercial Mortgage Securities Inc. Ser 1999
    Monthly, 0.00%, due 7/15/09                                       27,800,000         $1,031,547           $895,716
Goldman Sachs Group LP Medium Term
    Floating, due 11/13/00                                            11,000,000         11,000,000         11,006,457
Green Tree Financial Corporation Series 1994-A
    Class A, Monthly, 6.90%, due 2/15/04                                 521,072            523,123            517,055
Green Tree Recreational Equipment
    Floating, due 3/15/29                                              1,916,525          1,913,829          1,906,642
Green Tree Recreational Equipment
    Monthly, 5.816%, due 7/15/03                                         900,000            899,437            898,173
Harborside Healthcare Corporation Senior Sub Note
    Semi-Annual, 0.00%, due 8/01/08                                       80,000             29,400             23,600
Heinz H.J. Company Discounted Note
    0.00%, due 1/13/00                                                10,000,000          9,979,833          9,979,833
Hermes Europe Railtel B V Senior Note
    Semi-Annual, 11.50%, due 8/15/07                                      85,000             87,350             87,550
Hilton Hotels Corporation Sub Note Conv
    Semi-Annual, 5.00%, due 5/15/06                                      150,000            112,190            113,813
Hollywood Entertainment Corporation Senior Sub Note Ser B
    Semi-Annual, 10.625%, due 8/25/04                                     85,000             78,413             78,625
Household Automotive Trust III Ser
    Monthly, 5.719%, due 5/17/02                                       2,020,000          2,020,000          2,012,768
Houston Industries Finance Company Discounted Note
    0.00, due 3/15/00                                                  1,000,000            987,050            987,050
Husky Oil Ltd. Cap Securities
    Semi-Annual, 8.90%, due 8/15/28                                       60,000             58,553             59,916
IBM Credit Corporation Medium Term Notes Book
    Annual, 5.898%, due 8/07/00                                        2,000,000          1,999,644          1,995,240
ICG Services Inc. Senior Exchange Discounted Note
    Semi-Annual, 0.00%, due 5/01/08                                      425,000            233,350            219,938
Inamed Corporation Bridge Loan Backed Debenture
    Floating, due 6/02/00                                                 49,700             49,203             49,700
International Cabletel
    Semi-Annual, 0.00%, due 4/15/05                                       10,000              9,675              9,950
International Lease Finance  Corporation Med Term
    Semi-Annual, 6.69%, due 4/03/00                                    5,000,000          5,073,550          5,005,850
ITT Corporation Debenture
    Semi-Annual, 7.375%, due 11/15/15                                     270,000            215,450            206,480
Kelley Oil & Gas Corporation Senior Secd Note
    Semi-Annual, 14.00%, due 4/15/03                                     100,000            101,250             98,000
KeyCorp Student Loan Trust 1999-B Asset
    Floating, due 8/25/07                                              1,000,000          1,000,000            999,063
Keystone Owner Trust 1998-PI Asset
    Monthly, 6.62%,  due 11/25/08                                         33,815             33,814             33,672
KFW International Finance Inc. Discounted Note
    0.00%, due 3/01/00                                                10,000,000          9,902,500          9,902,500

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Corporate Debt Instruments (continued):
Knowles Electronics Inc. Senior. Sub Note
    Semi-Annual, 13.125%, due 10/15/09                                    50,000            $48,977            $47,000
Korea Electric Power Corporation Debenture
    Semi-Annual, 7.75%, due 4/01/13                                       60,000             55,763             56,653
Korea Electric Power Corporation Note
    Semi-Annual, 6.375%, due 12/01/03                                    460,000            416,655            436,260
Labranche & Company Inc. Senior Note 144A
    Semi-Annual, 9.50%, due 8/15/04                                      150,000            149,716            145,500
LB Commercial Conduit Mortgage Tr 1999-C1 Mortgage
    Monthly, 6.78%, due 1/01/30                                        1,600,000          1,548,724          1,526,784
Lehman Brothers Holdings Inc.
    Semi-Annual, 6.25%, due 4/01/03                                      500,000            486,944            483,410
Lehman Brothers Holdings Inc. Medium Term
    Semi-Annual, 7.00%, due 5/15/03                                      420,000            420,223            414,406
Lehman Brothers Holdings Inc. Medium Term
    Semi-Annual, 6.50%, due 9/25/00                                    1,080,000          1,077,089          1,077,818
LNR Property Corporation Senior Sub Note Ser B
    Semi-Annual, 9.375%, due 3/15/08                                     160,000            151,600            150,400
Lockheed Martin Corporation
    Semi-Annual, 8.50%, due 12/01/29                                     580,000            577,838            582,030
Loews Cineplex Entertainment Corporation Senior Sub Note
    Semi-Annual, 8.875%, due 8/01/08                                      80,000             72,900             70,600
Loews Corporation Senior Note
    Semi-Annual, 7.625%, due 6/01/23                                   2,200,000          2,118,638          2,017,136
Louisiana Casino Cruises Inc. Senior Secd Note
    Semi-Annual, 11.00%, due 12/01/05                                    150,000            149,438            154,500
Marvel Enterprises Inc. Senior Note
    Semi-Annual, 12.00%, due 6/15/09                                     200,000            178,850            184,000
Master Financial Asset Securitization 1998-2
    Floating, due 9/20/09                                                632,116            632,116            632,546
Master Financial Asset Securitization Trust
    Monthly, 6.50%, due 3/20/16                                        1,900,000          1,899,911          1,878,454
Medaphis Corporation Senior Note
    Semi-Annual, 9.50%, due 2/15/05                                      147,000            114,120            113,925
Medpartners Inc. New Senior Sub Note
    Semi-Annual, 6.875%, due 9/01/00                                      55,000             52,319             52,800
Merrill Lynch & Company
    Semi-Annual, 5.56%, due 6/30/00                                    5,000,000          5,000,000          4,985,000
Merrill Lynch & Company Inc. Med Term Note
    Floating, due 8/03/00                                              7,000,000          7,020,776          7,018,760
Merrill Lynch Mortgage Investments Inc. Mortgage
    Monthly, 6.96%, due 11/21/28                                       1,400,000          1,418,929          1,363,544
Metromedia Fiber Network Inc. Senior. Note
    Semi-Annual, 10.00%, due 12/15/09                                    150,000            148,801            153,750
Millicom International Cellular S A Senior Sub
    Semi-Annual, 0.00%, due 6/01/06                                      255,000            184,633            204,000

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Corporate Debt Instruments (continued):
Multicare Companies Inc.
    Semi-Annual, 3.75%, due 9/30/03                                       30,000            $18,000            $21,900
Multicare Companies Inc. Medical
    Floating, due 6/01/05                                                  2,500              1,475              1,825
Multicare Companies Inc. Medical
    Floating, due 9/30/04                                                  7,050              4,160              5,147
Multicare Companies Inc. Senior Sub Note
    Semi-Annual, 9.00%, due 8/01/07                                      135,000             73,462             27,000
Nabisco Inc. discounted Note
    0.00%, due 2/04/00                                                 1,000,000            994,050            994,050
National Communications Corporation Euro Senior Note
    Semi-Annual, 9.875%, due 11/15/09                                    100,000            101,966            100,731
National Rural Utilities Coop. Financial Medium
    Floating, due 9/08/00                                              8,000,000          8,000,000          7,995,128
Navigator Gas Trans Plc. Ist priority
    Semi-Annual, 10.50%, due 6/30/07                                      45,000             22,725             20,700
News Amer Inc. Senior Note
    Semi-Annual, 6.75%, due 1/09/38                                      300,000            297,231            275,616
Nomura Asset Securities Corporation Commercial  Mortgage
    Pass Thru, Monthly 7.12%, due 4/13/36                              1,900,000          1,904,156          1,860,936
Northwest Airlines Pass Thru Trs 1999-3
    Semi-Annual, 9.485%, due 4/01/15                                     105,000            105,000            104,445
Octel Devs Plc Senior Note (U.K.)
    Semi-Annual, 10.00%, due 5/01/06                                      50,000             49,875             49,500
Orion Network Systems Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 1/15/07                                      185,000            100,425             85,100
Pagemart Nationwide Inc. Senior Discounted Note
    Semi-Annual, 0.00%, due 2/01/05                                       30,000             25,762             26,700
Pagemart Wireless Inc. Senior Sub Discounted Note
    Semi-Annual, 0.00%, due 2/01/08                                      115,000             44,688             39,100
PDVSA Finance Ltd. Note
    Quarterly, 7.50%, due 11/15/28                                     1,500,000          1,422,372          1,050,791
Pepsi Bottling Group Inc. Guaranteed Senior Note
    Semi-Annual, 7.00%, due 3/01/29                                      100,000             99,328             90,472
Pepsico Inc. Medium Term Notes Book
    Semi-Annual, 5.875%, due 6/01/00                                   2,000,000          2,013,620          1,996,760
Pinnacle Holdings Inc. Senior. Discounted Note
    Semi-Annual, 0.00%, due 3/15/08                                      110,000             61,506             72,050
Pope & Talbot Inc. Debenture
    Semi-Annual, 8.375%, due 6/01/13                                     125,000            109,025            109,992
Premiere Technologies Inc. Sub Note Conv
    Semi-Annual, 5.75%, due 7/01/04                                      100,000             59,250             57,125
PSEG Energy Holdings Note 144A
    Semi-Annual, 10.00%, due 10/01/09                                    100,000             98,740            102,500

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Corporate Debt Instruments (continued):
Radio Unica Corporation  Senior. Discounted Note
    Semi-Annual, 0.00%, due 8/01/06                                       55,000            $35,475            $35,888
Raytheon Company Debenture
    Semi-Annual, 7.20%, due 8/15/27                                      260,000            236,235            231,813
RCN Corporation
    Semi-Annual, 0.00%, due 10/15/07                                     100,000             68,750             70,250
RCN Corporation Senior Note
    Semi-Annual, 10.125%, due 1/15/10                                     65,000             65,000             64,675
Regional Int Med Senior Discounted Notes (U.K.)
    Semi-Annual, 0.00%, due 7/01/08                                      100,000            100,340            109,048
Reynolds R J Tob Holdings Inc. Note ser B
    Semi-Annual, 7.75%, due 5/15/06                                    1,200,000          1,194,577          1,060,404
Reynolds R J Tob Holdings Inc. Note ser B
    Semi-Annual, 7.875%, due 5/15/09                                     810,000            798,503            687,504
Salmon Brothers Mortgage Securities VII,  Inc., Mortgage
    Floating, due 3/30/28                                              1,324,231          1,324,231          1,316,921
Samsonite Corporation
    Semi-Annual, 10.75%, due 6/15/08                                      90,000             73,800             77,400
Sanwa Finance Aruba AEC Guaranteed Note
    Semi-Annual, 8.35%, due 7/15/09                                      470,000            469,744            471,753
Saul  B F Real Estate Investment Trust  Senior Secd
    Semi-Annual, 9.75%, due 4/01/08                                      135,000            126,419            123,356
Sea Containers Ltd. Senior Note
    Semi-Annual, 7.875%, due 2/15/08                                      60,000             52,500             51,750
Sea Containers Ltd. Senior Note Ser B
    Semi-Annual, 10.75%, due 10/15/06                                     25,000             24,687             24,750
Seagram Joseph E. & Sons, Inc., Bond
    Semi-Annual, 6.80%, due 12/15/08                                     340,000            338,610            318,604
Seagram Joseph E. & Sons, Inc., Bond
    Semi-Annual, 7.60%, due 12/15/28                                     450,000            461,003            423,751
Seagram Joseph E. & Sons, Inc., Senior Note
    Semi-Annual, 6.40%, due 12/15/03                                     670,000            667,995            645,873
Security Cap U S Realty Senior Note Conv
    Semi-Annual, 2.00%, due 5/22/03                                      260,000            190,700            192,400
Sigma Finance Inc.
    Floating, due 2/03/00                                             15,000,000         15,000,000         15,000,000
Sirius Satellite Radio
    Semi-Annual, 0.00%, due 12/01/07                                     300,000            156,500            148,500
SLM Student Loan Trust Loan Backed Note Fltg  Series
    Floating, due 4/25/07                                                213,065            211,425            211,874
Sovereign Bancorp Inc. Senior Note
    Semi-Annual, 10.50%, due 11/15/06                                    100,000            100,000            102,000
Sprint Capital Corporation Bond
    Semi-Annual, 6.90%, due 5/01/19                                      310,000            293,603            281,939
St John Knits International Inc. Sr. Sub Note 144A
    Semi-Annual, 12.50%, due 7/01/09                                      75,000             74,177             66,375

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Corporate Debt Instruments (continued):
Standard Commercial Corporation Senior Note
    Semi-Annual, 8.875%, due 8/01/05                                      70,000            $56,350            $54,775
Sterling Chemical Inc. Senior Secd Note
    Semi-Annual, 12.375%, due 7/15/06                                     55,000             51,350             56,925
Sullivan Graphics Inc. Senior Sub Note
    Semi-Annual, 12.75%, due 8/01/05                                      95,000            101,531             99,987
TCI Communication Financial III Bond
    Quarterly, 9.65%, due 3/31/27                                      4,380,000          4,923,377          4,815,284
TCI Communication, Inc.
    Semi-Annual, 7.875%, due 2/15/26                                     200,000            208,492            201,102
Team Health Inc. Senior Sub Note 144A
    Semi-Annual, 12.00%, due 3/15/09                                      75,000             75,750             73,875
Tele 1 Europe B.V.  (Netherlands)
    Semi-Annual, 11.875%, due 12/01/09                                    55,000             57,646             54,812
Teleglobe CDA Inc Guaranteed Debenture
    Semi-Annual, 7.20%, due 7/20/09                                      252,000            250,850            236,709
Telemundo Holdings Inc. Senior Step Coupon
    Semi-Annual, 0.00%, due 8/15/08                                       35,000             18,067             20,825
Thermadyne Holdings Corporation New Senior Disc Deb
    Semi-Annual, 0.00%, due 6/01/08                                      150,000             72,000             68,625
Time Warner Inc. Debenture
    Semi-Annual, 9.15%, due 2/01/23                                    3,000,000          3,296,160          3,352,110
Toyota Motor Credit Corporation Medium Term Notes
    Floating, due 8/18/00                                             12,000,000         12,000,000         11,992,596
Triangle Funding  Ltd. 1997-2 Asset  Backed Note
    Floating, due 10/15/03                                             3,000,000          2,990,391          2,988,750
TRW Inc. Discounted Note
    0.00%, due 2/15/00                                                   800,000            793,780            793,780
U S Dollar Clearing Master Trust Ser 1999-1
    Floating, due 7/15/06                                              3,700,000          3,700,000          3,700,000
U S West Capital Funding Inc. Guaranteed Note
    Floating, due 6/15/00                                              1,000,000          1,000,000          1,002,710
UBS Finance Del  Inc. Discounted Note
    0.00%, due 1/03/00                                                 6,131,000          6,129,638          6,129,638
U.S. Cent Credit Union Global Medium Term
    Semi-Annual, 5.14%, due 4/24/00                                    2,000,000          1,999,963          1,993,900
Ucar Global Enterprises Inc. Senior. Sub Note
    Semi-Annual, 12.00%, due 1/15/05                                     100,000            104,625            104,500
UIH Australia/ PAC Inc Senior Discounted Note
    Semi-Annual, 0.00%, due 5/15/06                                      170,000            126,013            147,050
Unilab Corporation New Senior Sub Note 144A
    Semi-Annual, 12.75%, due 10/01/09                                    155,000            150,765            160,425
Union Pacific Corporation Jr Sub Deb Conv
    Semi-Annual, 6.625%, due 2/01/29                                     200,000            198,816            168,850

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------



Corporate Debt Instruments (continued):
United Artists Term Loan B Pvt
    Floating, due 4/21/06                                                 48,887            $39,282            $36,054
United Artists Term Loan C Pvt
    Floating, due 4/21/07                                                 70,663             56,868             52,114
United Artists Theatre Circuit Inc.
    Semi-Annual, 9.30%, due 7/01/15                                       76,020             53,950             54,462
United Auto Group Inc. Senior Sub Note
    Semi-Annual, 11.00%, due 7/15/07                                      55,000             49,500             51,700
United Pan-Europe Communications  Senior Note
    Semi-Annual, 0.00%, due 11/01/09                                      75,000             39,229             42,000
United Pan-Europe Communications Senior Note
    Semi-Annual, 0.00%, due 8/01/09                                      170,000             91,769             95,625
United Pan-Europe Communications Senior Note  (Netherlands)
    Semi-Annual, 10.875%, due 8/01/09                                    200,000            200,000            202,750
United Petro Stopping Centers Holdings L.P.
    Semi-Annual, 0.00%, due 8/01/08                                      100,000             48,364             50,000
Wal Mart Stores Inc.
    Semi-Annual, 5.85%, due 6/01/00                                    5,000,000          5,010,900          4,993,250
Wal Mart Stores Inc. Remarketed Put Bond
    Semi-Annual, 5.65%, due 2/01/00                                    3,000,000          3,016,020          2,999,700
WEC Company Senior Note
    Semi-Annual, 12.00%, due 7/15/09                                      40,000             40,000             36,000
Weight Watchers International Inc. Senior Sub Note
    Semi-Annual, 13.00%, due 10/01/09                                    100,000            100,000            101,125
Xerox Credit Corporation Medium Term Notes Book
    Semi-Annual, 5.83%, due 5/08/00                                    3,000,000          2,998,247          2,996,010
Young America Corporation  Senior Sub Note Ser B
    Semi-Annual, 11.625%, due 2/15/06                                    100,000             75,500             77,000
Zurich Cap Trust  144A
    Semi-Annual, 8.376%, due 6/01/37                                   1,500,000          1,502,691          1,471,290
                                                                                   ----------------- ------------------

                  Total Corporate Debt Instruments                                     $306,041,140       $304,043,313
                                                                                   ----------------- ------------------





Loans to Participants                                                     16,200 *     $186,358,107       $186,358,107
                                                                                   ----------------- ------------------

                  Total Loans to Plan Participants                                     $186,358,107       $186,358,107
                                                                                   ----------------- ------------------

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units           Cost           Fair Value
                                                                 ----------------------------------- ------------------



Common Stock:
     Australia:
          Australia & New Zealand Bank Group                             510,920         $3,538,165         $3,704,538
          Broken Hill Proprietary Company                                469,646          4,714,352          6,146,452
          Goodman Fielder                                              5,742,170          5,519,184          5,109,956
     European Monetary Union
         Agfa Gevaert NV                                                 128,190          2,643,106          2,717,458
         Banca Intesa Spa                                                450,000          1,895,253          1,817,673
         Banco Pinto & Sottomayor SA                                      80,846          1,208,243          1,724,362
         BASF AG                                                         128,830          5,609,597          6,585,450
         Bayer AG                                                         87,353          3,498,500          4,115,039
         Brisa (Auto-Estradas De Portugal)                               489,520          4,453,174          3,738,727
         CNP Assurances                                                  167,892          4,741,583          6,152,257
         Credit Lyonnais                                                  86,720          2,538,297          3,946,148
         DaimlerChrysler AG                                               65,600          4,744,822          5,075,974
         Danone                                                           10,523          1,979,403          2,468,049
         Deutsche Bank AG                                                 46,456          2,688,657          3,904,300
         Dexia (Ex-Dexia Belgium)                                         35,574          3,230,436          5,854,693
         Dexia (Ex-Dexia Belgium) NPV Strips VVPR                         35,574                  -              1,783
         Endesa SA                                                       234,089          4,935,013          4,624,512
         ENI                                                             670,000          3,871,636          3,666,619
         Fortum  Oyj                                                     767,940          4,666,972          3,463,683
         Iberdrola SA                                                    187,082          2,396,646          2,580,172
         K.L.M. (Koninklijke Luchtvaart Mij)                             145,185          5,658,537          3,710,737
         Suez Lyonnaise Des Eaux                                          29,321          2,668,485          4,675,707
         Telecom Italia SPA                                              946,351          5,268,688          5,738,599
         UPM-Kymmene Oyj                                                  78,180          2,029,126          3,134,397
     Hong Kong:
         Bank of East Asia                                               746,400          1,750,927          2,073,992
         Sun Hung Kai Properties                                         347,000          3,055,346          3,615,731
     Japan:
         Chiba Bank                                                      349,000          1,962,053          1,929,890
         EISAI Company                                                   261,000          4,534,479          5,010,648
         Hachijuni Bank                                                  425,000          3,090,653          2,997,899
         Hitachi Ltd.                                                    554,000          5,344,138          8,876,554
         Japan Airlines Company                                        1,537,000          4,895,229          4,549,957
         Minolta Company                                                 710,000          4,117,999          2,760,783
         Nippon Mitsubishi Oil                                           857,000          3,548,159          3,767,768
         Nippon Yusen KK                                               1,406,000          6,003,584          5,741,858
         Sekisui Chemical Company                                      1,465,040          8,393,592          6,483,933
         77Th Bank                                                       252,000          2,925,412          2,636,822
     New Zealand:
         Carter Holt Harvey Limited                                    3,022,135          5,336,312          3,940,120
     Singapore:
          Neptune Orient Lines                                         2,105,000          2,441,374          2,817,608
     Switzerland:
         Roche Holdings AG                                                   150          1,745,332          1,771,065
         UBS AG                                                           12,610          3,887,991          3,387,388

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


Common Stock (continued):
   United Kingdom:
          Alliance & Leicester                                           274,617         $3,923,960         $3,551,866
          Britannic                                                      110,760          2,154,200          1,692,292
          Greenalls Group                                                266,852          1,925,472          1,268,752
          Hyder                                                          342,483          4,283,021          1,600,741
          Rank Group                                                   1,173,328          3,997,230          3,706,463
          Rolls Royce                                                    685,031          2,816,530          2,362,697
          Royal & Sun Alliance                                           776,170          5,934,845          5,898,243
          Safeway                                                      1,113,060          4,484,894          3,803,107
   United States:
          Dairy Farm International                                     2,628,223          3,331,410          2,365,401
                                                                                   ----------------- ------------------

                     Total Common Stock                                                $180,382,017       $183,268,863
                                                                                   ----------------- ------------------



Preferred Stock:
North Atlantic Trading Inc.  Senior Pik Preferred 12%                      3,076            $49,999            $53,053
Paxson Communications Corporation                                            260            241,912            265,519
Pro Sieben Media AG  (EMU)                                                72,988          3,360,838          4,221,099
                                                                                   ----------------- ------------------

                     Total Preferred Stock                                               $3,652,749         $4,539,671
                                                                                   ----------------- ------------------



United States Government and Government Agency Obligations:
Federal Home Loan Bank Cons Bond
    Semi-Annual, 5.55%, due 3/09/00                                   10,000,000        $10,000,000         $9,984,400
Federal Home Loan Bank Cons Bond
    Floating, due 9/07/00                                             10,000,000          9,998,014          9,998,290
Federal Home Loan Mortgage Corporation Discounted Notes
    0.00%, due 1/18/00                                                10,000,000          9,919,436          9,919,436
Federal National Mortgage Association Discounted Notes
    0.00%, due 1/18/00                                                10,000,000          9,975,444          9,975,444
Federal National Mortgage Association Discounted Notes
    0.00%, due 1/20/00                                                 7,000,000          6,980,715          6,980,715
Federal Home Loan Mortgage Corporation Debenture
    Semi-Annual, 6.625%, due 9/15/09                                   1,620,000          1,606,840          1,573,927
Federal Home Loan Mortgage Corporation
    Gold PC Group #D09084, Monthly 8.00%, due 5/01/17                    289,925            298,804            295,059
Federal Home Loan Mortgage Corporation
    Gold PC Group #E00627, Monthly 5.50%, due 2/01/14                  5,921,534          5,821,926          5,494,058
Federal Home Loan Mortgage Corporation TBA
    Gold PC Group #E00633, Monthly 5.50%, due 3/01/14                     94,869             92,901             88,020

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


United States Government and Government Agency Obligations (continued):
Federal National Mortgage Association Bond
    Semi-Annual, 6.21%, due 8/06/38                                      250,000           $222,281           $215,820
Federal National Mortgage Association Debenture
    Semi-Annual, 6.25%, due 5/15/29                                    1,550,000          1,437,207          1,379,500
Federal National Mortgage Association Notes
    Semi-Annual, 6.625%, due 9/15/09                                     770,000            764,809            747,862
Federal National Mortgage Association Mortgage Backed
    Monthly 7.00%, due 12/01/27                                        1,205,408          1,208,374          1,167,353
Federal National Mortgage Association Discounted Note
    0.00%, due 5/11/00                                                 1,100,000          1,078,193          1,078,193
Federal National Mortgage Assn. Pass Thru Certificate Pool
    # 250430, Monthly 6.00%, due 9/01/25                                 535,914            510,070            495,051
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #303323,  Monthly 9.00%, due 11/01/21                                225,360            240,501            234,974
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #303641,  Monthly 6.00%, due 11/01/25                                399,808            380,525            370,698
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #305210,  Monthly 6.00%, due 11/01/25                                 34,277             32,625             31,663
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #319233,  Monthly 6.00%, due 11/01/25                                706,486            672,388            652,616
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #320079,  Monthly 6.00%, due 8/01/25                                  68,241             64,950             63,038
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #320543,  Monthly 6.00%, due 12/01/25                                309,237            294,307            285,657
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #324668,  Monthly 6.00%, due 10/01/25                                660,553            628,790            610,186
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #326130,  Monthly 6.00%, due 9/01/25                                 220,744            210,105            203,912
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #326864,  Monthly 6.00%, due 10/01/25                                307,779            292,929            284,311
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #328607,  Monthly 6.00%, due 11/01/25                                525,474            500,112            485,407
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #329948,  Monthly 6.00%, due 11/01/25                                 63,866             60,785             58,997
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #330005,  Monthly 6.00%, due 11/01/25                                102,066             97,140             94,283
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #332173,  Monthly 6.00%, due 12/01/25                                797,302            758,865            736,508
Federal National Mortgage Assn. Pass Thru Certificate Pool
    #332911,  Monthly 6.00%, due 12/01/25                                337,795            321,487            312,038
Government National Mortgage Assn. II Jumbo
     Floating,  due 7/20/22                                              919,370            941,349            928,417
Government National Mortgage Assn. II Jumbo
     Floating,  due 10/20/22                                             645,444            660,773            655,933
Government National Mortgage Assn. Pool # 446720
      Monthly 6.50%, due 9/15/28                                         957,323            956,171            898,381

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


United States Government and Government Agency Obligations (continued):
Government National Mortgage Assn. Pool # 464834
      Monthly 6.50%, due 9/15/28                                         926,715           $925,601           $869,657
Government National Mortgage Assn. Pool # 780601
      Monthly 7.00%, due 7/15/27                                       3,058,894          3,108,081          2,965,200
Government National Mortgage Assn. Pool # 008076
     Floating,  due 11/20/22                                           1,013,777          1,037,854          1,030,251
Government National Mortgage Assn. Pool # 416004
      Monthly 7.00%, due 10/15/25                                        607,387            620,104            588,783
Government National Mortgage Assn. Pool # 458848
      Monthly 7.00%, due 2/15/28                                         301,670            306,478            291,299
Government National Mortgage Assn. Pool # 484308
      Monthly 6.50%, due 9/15/28                                         947,785            946,649            889,430
Government National Mortgage Assn. Pool # 484438
      Monthly 6.50%, due 9/15/28                                         587,943            587,236            551,743
Government National Mortgage Assn. Pool # 416805
      Monthly 7.00%, due 12/15/25                                        793,603            810,219            769,295
Student Loan Marketing Association Med Term
    Annual, 5.00%, due 1/27/00                                        10,700,000         10,700,000         10,693,259
TBA Federal Home Loan Mortgage Corporation
    Gold SF 30 years Jan, 6.50%, due 1/15/49                             600,000            576,375            565,686
TBA Federal Home Loan Mortgage Corporation
    Gold SF 30 years Jan, 7.00%, due 1/15/49                           1,300,000          1,279,688          1,258,153
TBA Federal Home Loan Mortgage Corporation
    Gold SF 30 years Jan, 7.50%, due 1/15/49                           1,040,000          1,044,659          1,029,278
TBA Federal National Mortgage Assn. SF 15 years Jan.
     5.50%, due 1/15/49                                                  961,000            902,740            891,328
TBA Federal National Mortgage Assn. SF 30 years Jan.
     6.00%, due 1/15/49                                               17,250,000         16,148,215         15,778,402
TBA Government National Mortgage Assn. I SF 15 years Jan.
     6.00%, due 1/15/49                                                  180,000            173,475            170,606
TBA Government National Mortgage Assn. I SF 30 years Jan.
     6.00%, due 1/15/49                                                4,130,000          3,840,091          3,755,739
TBA Government National Mortgage Assn. I SF 30 years Jan.
     6.50%, due 1/15/49                                                4,000,000          3,827,359          3,753,760
TBA Government National Mortgage Assn. I SF 30 years Jan.
     7.00%, due 1/15/49                                                6,200,000          6,079,875          5,986,906
TBA Government National Mortgage Assn. I SF 30 years Jan.
     7.50%, due 1/15/49                                                3,400,000          3,407,438          3,361,750
United States Cent Credit Union Global Med Term Note
    Semi-Annual, 5.08%, due 4/19/00                                    3,000,000          2,999,505          2,990,760
United States Treasury Bond
     Semi-Annual 11.875%, due 11/15/03                                    80,000             97,000             94,425
United States Treasury Bond
     Floating, due 4/15/28                                             8,460,000          8,432,953          7,861,288
United States Treasury Bond
     Floating, due 4/15/29                                             7,500,000          7,408,371          7,166,096

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units            Cost           Fair Value
                                                                 ----------------------------------- ------------------


United States Government and Government Agency Obligations (continued):
United States Treasury Bond
     Semi-Annual, 5.25%, due 2/15/29                                     300,000           $256,641           $248,061
United States Treasury Bond
     Semi-Annual, 5.25%, due 11/15/28                                  3,990,000          3,518,143          3,286,762
United States Treasury Bond
     Semi-Annual, 5.50%, due 8/15/28                                     400,000            381,732            341,124
United States Treasury Bond
     Semi-Annual, 8.00%, due 11/15/21                                  3,960,000          4,678,245          4,493,966
United States Treasury Bond
     Semi-Annual, 11.125%, due 8/15/03                                    60,000             71,620             68,775
United States Treasury Note
    Floating, due 1/15/08                                              1,830,000          1,817,995          1,814,663
United States Treasury Note
    Semi-Annual, 5.625%, due 5/15/08                                   1,700,000          1,627,600          1,599,054
United States Treasury Note
    Semi-Annual, 5.625%, due12/31/02                                   1,600,000          1,656,044          1,570,496
United States Treasury Note
    Semi-Annual, 5.75%, due 10/31/02                                     100,000             99,656             98,625
United States Treasury Note
    Semi-Annual, 6.00%, due 8/15/09                                    7,800,000          7,746,387          7,556,250
United States Treasury Note
    Semi-Annual, 6.125%, due 8/15/07                                     110,000            119,935            107,250
United States Treasury Note
    Semi-Annual, 6.50%, due 8/15/05                                    2,500,000          2,560,938          2,500,000
United States Treasury Note
    Semi-Annual, 7.50%, due 2/15/05                                      890,000            961,478            928,243
United States Treasury Bonds Dated 5/15/80
    Semi-Annual, 10.00%, due 5/15/10                                     660,000            852,225            756,730
                                                                                   ----------------- ------------------

       Total United States Government and Government Agency Obligations                $168,637,421       $164,983,240
                                                                                   ----------------- ------------------


Interest Bearing & Money Market Funds:
Barclays Domiciled Money Market Fund                                          12                $12                $12
The Chase Manhattan Bank Domestic Liquidity Fund  ***                 74,177,688         74,177,688         74,177,688
The Chase Manhattan Bank Enhanced Cash Investment Fund ***                   276                276                276
Vista U.S. Government Money Market Fund ***                                  684                684                684
                                                                                   ----------------- ------------------

     Total Interest Bearing & Money Market Funds                                        $74,178,660        $74,178,660
                                                                                   ----------------- ------------------



Certificate of Deposit:
Royal Bank Canada N Y Branch Certificate of Deposit
   5.12%, due 03/20/00                                                 2,000,000         $1,999,876         $1,999,876
                                                                                   ----------------- ------------------

       Total Certificate of Deposit                                                      $1,999,876         $1,999,876
                                                                                   ----------------- ------------------

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

      Schedule of Assets Held for Investment Purposes at December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                                      Principal
                                                                      Amount or
                                                                 Number of Units           Cost           Fair Value
                                                                 ----------------------------------- ------------------



Other Investments:
CD Radio Inc Warrants                                                        240            $12,000            $17,160
Korea Republic Government Bond
    Semi-Annual, 8.875%, due 4/15/08                                     120,000            126,900            125,858
Repurchase Agreement
    4.10%, due 1/03/00                                                14,156,000         14,156,000         14,156,000
Texas State Taxable Vets Housing Association Ser
    Floating,  due 12/01/29                                            5,000,000          5,000,000          5,000,000
British Pound Forward Currency Contract Payable
      GBP 85,400 dated 8/27/99,  @ 0.628368 Ex 3/01/00                                            -             (1,739)
British Pound Forward Currency Contract Payable
      GBP 8,611 dated 11/17/99,  @ 0.615101 Ex 3/01/00                                            -                120
European Monetary Union Forward Currency Contract Payable
      EUR 50,000 dated 11/19/99,  @ 0.965531 Ex 2/07/00                                           -              1,659
European Monetary Union Forward Currency Contract Payable
      EUR 100,000 dated 11/24/99,  @ 0.975182 Ex 2/07/00                                          -              2,053
European Monetary Union Forward Currency Contract Payable
      EUR 52,250 dated 12/09/99,  @ 0.978905 Ex 2/07/00                                           -                869
G & G Retail Holdings Inc. Warrant                                            60                  -                 90
Written Call Option US Treasury Bonds Ex 2/19/00                             (66)           (69,849)           (25,781)
Written Call Option US Treasury Bonds Ex 5/20/00                             (39)           (41,254)           (38,391)
Written Call Option US Treasury Bonds Ex 2/19/00                             (62)           (60,262)            (8,719)
Written Call Option US Treasury Bonds Ex 5/20/00                             (54)           (43,939)           (17,719)
Written Put Option US Treasury Bonds Ex 2/19/00                               (3)            (1,991)            (1,359)
Written Put Option US Treasury Bonds Ex 5/20/00                              (42)           (27,935)           (54,469)
Written Put Option US Treasury Bonds Ex 2/19/00                              (56)           (42,234)           (56,875)
US Treasury Bond- CBT Futures Contracts Short Ex 3/00                        (45)           (51,287)                 -
US Treasury Note-CBT 10 year  Futures Contracts Long Ex 3/00                  25             59,562                  -
US Treasury Bond- CBT Futures Contracts Long Ex 3/00                          14             16,662                  -
US Treasury Bond Futures Contracts  Ex 6/21/00                                12           (423,885)                 -
                                                                                   ----------------- ------------------

         Total Other Investments                                                        $18,608,488        $19,098,757
                                                                                   ----------------- ------------------


                     Total Investments                                               $4,713,627,468     $5,597,781,292
                                                                                   ================= ==================

      * Represents number of Participants with Loans outstanding.
     ** Interest rate is net of administrative service fees.
    *** Party-in-interest investments


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Short-Term Investments
Repurchase Agreement                                        4.74%, 3/18/99, 48,770,000                  $48,770,000    $48,770,000
Repurchase Agreement                                        4.74%, 3/18/99, 3,017,000                     3,017,000      3,017,000
Repurchase Agreement  (Reverse)                             4.77%, 3/10/99, 12,395,000                   12,395,000     12,395,000
Repurchase Agreement  (Reverse)                              4.77%, 3/10/99, 9,055,000                    9,055,000      9,055,000
Tri Party Repo W/Greenwich Capital Markets                  4.92%, 5/03/99, 34,000,000                   34,000,000     34,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.98%, 5/04/99, 40,000,000                   40,000,000     40,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.85%, 5/05/99, 40,000,000                   40,000,000     40,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.875%, 6/16/99, 41,000,000                  41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.60%, 6/18/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.60%, 6/21/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.70%, 6/22/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.66%, 6/23/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.05%, 6/29/99, 39,000,000                   39,000,000     39,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.20%, 7/01/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.15%, 7/02/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.00%, 7/29/99, 39,000,000                   39,000,000     39,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.06%, 7/30/99, 40,000,000                   40,000,000     40,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.03%, 8/04/99, 39,000,000                   39,000,000     39,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.95%, 8/09/99, 37,000,000                   37,000,000     37,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.05%, 8/10/99, 42,000,000                   42,000,000     42,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.20%, 8/17/99, 35,000,000                   35,000,000     35,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.15%, 9/24/99, 36,300,000                   36,300,000     36,300,000
Tri Party Repo W/Greenwich Capital Markets                  5.00%, 7/23/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.90%, 6/30/99, 41,000,000                   41,000,000     41,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.00%, 7/28/99, 39,000,000                   39,000,000     39,000,000
Tri Party Repo W/Greenwich Capital Markets                  5.19%, 8/03/99, 40,000,000                   40,000,000     40,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.99%, 8/06/99, 40,000,000                   40,000,000     40,000,000
Tri Party Repo W/Greenwich Capital Markets                  4.65%, 6/24/99, 41,000,000                   41,000,000     41,000,000


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Short-Term Investments (continued)
Tri Party Repo W/Greenwich Capital Markets                  4.90, 7/08/99, 39,000,000                   $39,000,000    $39,000,000


Corporate Debt Instruments
Alaris Med Sys Inc. Senior Sub Note                         Semi-Annual 9.75%, 12/01/06, 60,000             $50,400        $50,700
Allied Waste North America Inc. Sr Sub Note                 Semi-Annual 10.00%, 8/01/09, 100,000             99,668         93,895
AMC Entertainment Inc. Senior Sub Note                      Semi-Annual 9.50%, 2/01/11, 105,000              98,863         90,075
American Express Credit Corporation Discounted Note         0.00%, 9/08/99, 6,000,000                     5,974,350      5,977,691
Ameriserve Fin Tr/Ameriserve Corporation Sr note            Semi-Annual 12.00%, 9/15/06,125,000             122,133        106,113
Amkor Technology Inc. Senior Note                           Semi-Annual 9.25%, 5/01/06, 50,000               48,250         49,000
Big Flower Press Holdings Inc.                              Semi-Annual 8.625%, 12/01/08, 205,000           197,544        209,100
Conproca S.A. De C.V. Sr Secd Bond                          Semi-Annual 12.00%, 6/16/10, 55,000              51,975         52,938
Cox Communications Inc. New Note                            Semi-Annual 7.875%, 8/15/09, 160,000            159,813        164,763
E I Du Pont Nemours & Company Inc.                          0.00%, 6/24/99, 7,000,000                     6,907,408      7,000,000
Ford Motor Credit Medium Term Notes B Entry                 Floating , 8/18/00, 12,000,000               11,992,817     11,994,600
Jazztel Plc Note                                            Semi-Annual 13.25%, 12/15/09, 315,000           327,543        333,438
Level 3 Communications Inc. Sr Discounted Note              Semi-Annual 0.00%, 12/01/08, 355,000            206,750        198,800
Lockheed Martin Corporation                                 0.00%, 2/18/00, 700,000                         678,595        690,314
Mobile Telecommunication Technologies Note                  Semi-Annual 13.50%, 12/15/02, 135,000           153,063        152,888
Nextel Communications Inc. Sr Note                          Semi-Annual 9.375%, 11/15/09, 80,000             79,362         79,600
Omnipoint Corporation Sr Note Ser A                         Semi-Annual 11.625%, 8/15/06, 35,000             36,113         37,144
Omnipoint Corporation Sr Note 144A                          Semi-Annual 11.50%, 9/15/09, 100,000            100,000        107,300
Petroleos Mexicanos Medium Term Notes                       Semi-Annual 9.50%, 9/15/27, 50,000               49,500         46,250
PP&L Transition Bond LLC Ser 1999 1 Bond                    Quarterly 6.96%, 12/26/07, 2,500,000          2,499,551      2,499,551
Regal Cinemas Inc. Sr Sub Note                              Semi-Annual 9.50%, 6/01/08, 45,000               31,206         33,250


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Corporate Debt Instruments  (continued)
RJR Nabisco Inc. Note 144A                                  Semi-Annual 7.75%, 5/15/06, 1,200,000        $1,194,540     $1,194,540
RJR Nabisco Inc. Note 144A                                  Semi-Annual 7.875%, 5/15/09, 810,000            798,449        798,449
Rogers Cablesystems Ltd. Ser Secd                           Semi-Annual 10.00%, 12/01/07, 185,000           199,708        198,663
Shell Oil Company Series A                                  0.00%, 5/27/99, 9,000,000                     8,947,530      8,980,840
SLM Student Loan Trust Loan Backed Note                     Floating, 10/25/11, 700,000                     700,219        694,668
Telemundo Holdings Inc. Sr Discounted Note                  Semi-Annual 0.00%, 8/15/08, 80,000               41,296         45,600
Toyota Motor Credit                                         0.00%, 6/28/99, 10,000,000                    9,897,761     10,000,000
U. S.  Can Corporation Sr Sub Note Ser B                    Semi-Annual 10.125%, 10/15/06, 75,000            76,688         76,875
Unilab Corporation New Ser Note                             Semi-Annual 11.00%, 4/01/06, 275,000            302,500        306,020
United Intl Holdings Inc. Sr Sub Secd Discounted Note       Semi-Annual 0.00%, 2/15/08, 80,000               50,400         46,400
Voicestream Wireless Corporation Note                       Semi-Annual 10.375%, 11/15/09, 200,000          200,000        208,000
WEC Company Senior Note 144A                                Semi-Annual 12.00%, 7/15/09, 35,000              35,000         32,400


Corporate Debt Instruments - Preferred
Archer Daniels Midland Company Medium Term Note             Semi-Annual 6.625%, 5/01/29, 260,000           $258,752       $244,276
AT&T Corporation Bonds                                      Semi-Annual 5.625%, 3/15/04, 920,000            915,694        914,074
AT&T Corporation Bonds                                      Semi-Annual 6.50%, 3/15/29, 770,000             761,807        719,868
BSCH Issuances Ltd. Guaranteed Sub Note                     Semi-Annual 7.625%, 11/03/09, 1,050,000       1,062,233      1,062,111
Conoco Inc. Note                                            Semi-Annual 6.95%, 4/15/29, 300,000             300,000        300,906
Ford Motor Credit Company Notes                             Semi-Annual 7.375%, 10/28/09, 600,000           598,872        603,432
HSBC Holdings Plc Sub Note Dated 7/06/99                    Semi-Annual 7.50%, 7/15/09, 2,250,000         2,251,438      2,272,237
Pepsi Bottling Group Inc. Guaranteed Sr Note                Semi-Annual 7.00%, 3/01/29, 1,500,000         1,489,800      1,501,544
Wal Mart Stores Inc. Note                                   Semi-Annual 6.875%, 8/10/09, 1,100,000        1,095,688      1,093,433


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Corporate Stock - Common
Brisa Auto-Estradas De Port  (Euro)                         Eur5 (Priv),   50,000                        $2,274,255     $1,908,773
Daiwa Securities Group (Japan)                              JPY50,    321,000                             1,164,051      1,660,573
Deutsche Bank AG                                            New Ord NPV (Rfd 1/1/99),  0.14                       6              6
Deutsche Bank AG                                            Ord NPV,   86,456                             5,167,571      5,003,671
Instrumentarium OYJ                                         Ser 'A' NPV,   7,358                            273,334        236,869
Invensys                                                    Ord 25P,   949,395                            4,220,443      4,601,978
Medeva                                                      Ord 10P,   651, 680                           1,138,132      1,817,045
Mitsubishi Heavy Industries (Japan)                         JPY50,   1,249,000                            5,633,106      4,323,331


Other Investments
Purchase Options:
Purchase Call  Eurodollar                                   Ex 12/14/99,    250,000                         $25,560         $6,383
Purchase Call December 94 Eurodollar C.D.                   Ex 12/13/00,   250,000                           20,443         25,345
Purchase Call  Eurodollar                                   Ex 6/14/99,   2,500                              72,753         10,348
Purchase Call  Eurodollar                                   Ex 9/13/99,  1,000                                8,598          9,403
Purchase Call  Eurodollar                                   Ex 6/14/99,   2,500                              15,380              -
Purchase Call Mar 99 USA Treasury Bonds                     Ex 3/20/99, 100,000                               7,099          7,245
Purchase Call Sep 99 USA 10-year Treasury Notes             Ex 2/15/00, 100,000                               1,142          1,142
Purchase Call Sep 99 USA Treasury Bonds Future              Ex 8/21/99, 100,000                                 398              -
Purchase Call USA Treasury Bonds                            Ex 12/13/99, 250,000                              7,470          7,470
Purchase Call USA Treasury Bonds                            Ex 10/23/99,  100,000                             7,914         12,789
Purchase Call USA Treasury Bonds                            Ex 11/20/99,  100,000                            24,113          1,243
Purchase Call USA Treasury Bonds                            Ex 11/20/99,  100,000                            12,413          9,150
Purchase Put  Eurodollar                                    Ex 9/13/99, 1,000                                 2,860          4,778


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions


Other Investments  (continued)
Futures Contracts:
Dec 99 Muni Bond Index                                      Ex 12/31/99, 100,000                                  -        $13,284
Dec 99 Treasury Bonds - CBT Future Long                     Ex 12/31/99, 100,000                                  -       (205,069)
Dec 99 Treasury Bonds - CBT Future Short                    Ex 12/31/99, 100,000                                  -        235,709
10 Year US Treasury Notes-CBT Future  Long                  Ex 12/31/99, 100,000                                  -         10,440
10 Year US Treasury Notes-CBT Future  Short                 Ex 12/31/99, 100,000                                  -        (14,340)
5 Year US Treasury Notes-CBT Future Long                    Ex 12/31/99, 100,000                                  -        (13,363)
June 00 Eurodollar-CME Future  Long                         Ex 6/30/00, 250,000                                   -          6,788
June 00 Eurodollar-CME Future  Short                        Ex 6/30/00, 250,000                                   -          7,685
June 99  Treasury Bonds - CBT Future Long                   Ex 6/30/99,  100,000                                  -     (1,195,680)
June 99  Treasury Bonds - CBT Future Short                  Ex 6/30/99,  100,000                                  -        384,350
10 Year US Treasury Notes-CBT Future  Long                  Ex 6/30/99,  100,000                                  -       (117,314)
10 Year US Treasury Notes-CBT Future  Short                 Ex 6/30/99,  100,000                                  -        236,428
5 Year US Treasury Notes-CBT Future Long                    Ex 6/30/99,  100,000                                  -       (424,669)
5 Year US Treasury Notes-CBT Future Short                   Ex 6/30/99,  100,000                                  -        524,277
Mar 00 Eurodollar-CME Future Short                          Ex 3/31/00, 250,000                                   -         37,580
5 Year US Treasury Notes-CBT Future Long                    Ex 3/31/00, 100,000                                   -           (796)
Mar 99 Eurodollar-CME Future Long                           Ex 3/31/99, 250,000                                   -        240,055
10 Year US Treasury Notes-CBT Future  Long                  Ex 3/31/99, 100,000                                   -        (97,273)
Sep 99 Eurodollar-CME Future Long                           Ex 9/30/99,  250,000                                  -         (1,485)
Sep 99  Treasury Bonds - CBT Future Long                    Ex 9/30/99, 100,000                                   -       (443,797)
Sep 99  Treasury Bonds - CBT Future Short                   Ex 9/30/99, 100,000                                   -        163,889
10 Year US Treasury Notes-CBT Future  Short                 Ex 9/30/99, 100,000                                   -         18,628
5 Year US Treasury Notes-CBT Future  Long                   Ex 9/30/99, 100,000                                   -         62,608
5 Year US Treasury Notes-CBT Future Short                   Ex 9/30/99, 100,000                                   -         (7,946)
Sep 99 Eurodollar-CME Future Short                          Ex 9/13/99, 2,500                                     -        109,570
Realized Gain (Loss) on Future                               -                                                    -       (241,999)


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Other Investments  (continued)
Written Options:
Written Option Dec 99 United States Treasury Note 5 years   Ex 11/20/99, 100,000, 28.00                    ($11,228)       ($4,585)
Written Option Dec 99 United States Treasury Bond           Ex 11/20/99, 100,000, 7.00                       (5,744)          (271)
Written Option Dec 99 United States Treasury Note 5 years   Ex 11/20/99, 1,000, 31.00                       (12,236)          (310)
Written Option Euro Dollar Call                             Ex 7/16/99, 1,000, 27.00                         (7,898)        (3,578)
Written Call Sep 99  5-year United States Treasury Note     Ex 8/21/99, 100,000, 17.00                       (9,701)          (983)
Written Call Sep 99  5-year United States Treasury Note     Ex 8/21/99, 100,000, 16.00                       (6,130)        (3,370)
Written Call USA Treasury Bonds                             Ex 2/19/00,  100,000, 45.00                     (24,350)        (2,447)
Written Option USA Treasury Bonds                           Ex 11/20/99, 100,000, 8.00                       (2,815)             -
Written Call  USA Treasury Bonds                            Ex 11/30/99, 1,000, 35.00                       (15,597)       (11,638)
Written Call April 99 USA Treasury Bonds Future             Ex 3/20/99, 100,000, 15.00                      (12,294)             -
Written Call April 99 USA Treasury Bonds Future             Ex 3/20/99, 100,000, 8.00                        (4,690)             -
Written Call April 99 USA Treasury Bonds Future             Ex 4/17/99, 100,000, 25.00                      (17,391)        (9,563)
Written Call April 99 USA Treasury Bonds Future             Ex 4/17/99, 100,000, 14.00                       (6,239)        (1,746)
Written Call Dec 99 USA 10-year Treasury Note               Ex 10/23/99, 100,000, 10.00                      (7,113)        (6,794)
Written Call Dec 99 USA 5-year Treasury Note                Ex 2/19/00, 100,000, 18.00                       (9,428)        (1,541)
Written Call Dec 99 USA 5-year Treasury Note                Ex 11/20/99, 100,000, 61.00                     (35,152)        (3,317)
Written Call Euro Dollar                                    Ex 8/13/99, 2,500, 23.00                         (6,153)        (3,048)
Written Call Euro Dollar                                    Ex 3/13/00, 1,000, 31.00                        (10,743)        (8,758)
Written Call June 99 USA Treasury Bonds                     Ex 5/22/99, 100,000, 8.00                        (1,815)             -
Written Call June 99 USA Treasury Bonds                     Ex 5/22/99, 100,000, 53.00                      (42,290)       (22,023)
Written Call June 99 USA Treasury Bonds                     Ex 3/20/99, 100,000, 38.00                      (23,778)             -
Written Call June 99 USA Treasury Bonds                     Ex 3/19/99, 100,000, 9.00                        (3,308)          (349)
Written Call June 99 USA Treasury Bonds                     Ex 5/22/99, 100,000, 23.00                      (17,437)        (5,563)
Written Call June 99 USA Treasury Bonds                     Ex 10/08/99, 100,000, 15.00                      (6,919)        (2,206)
Written Call June 99 USA Treasury Notes                     Ex 5/22/99, 100,000, 42.00                      (18,779)          (486)
Written Call June 99 USA Treasury Notes                     Ex 3/20/99, 100,000, 16.00                       (8,630)             -
Written Call June 99 USA Treasury Notes                     Ex 5/22/99, 100,000, 46.00                      (29,124)          (439)


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Other Investments  (continued)
Written Options (continued):
Written Call June 99 USA Treasury Notes                     Ex 5/22/99, 100,000, 12.00                      ($8,160)          $  -
Written Call June 99 USA Treasury Notes                     Ex 5/22/99, 100,000, 46.00                      (32,952)       (20,594)
Written Call Mar 00 USA Treasury Bonds                      Ex 2/19/00, 100,000, 44.00                      (33,795)        (3,518)
Written Call Mar 99 USA Treasury Bonds                      Ex 3/20/99, 100,000, 18.00                      (11,678)          (416)
Written Call Mar 99 USA Treasury Bonds                      Ex 2/20/99, 100,000, 10.00                       (4,925)             -
Written Call Mar 99 USA Treasury Bonds                      Ex 2/20/99, 100,000, 24.00                      (15,195)       (19,118)
Written Call Mar 99 USA Treasury Bonds                      Ex 2/20/99, 100,000, 34.00                      (14,167)       (12,208)
Written Call Mar 99 USA Treasury Bonds                      Ex 2/20/99, 100,000, 19.00                       (7,279)             -
Written Call Mar 99 USA Treasury Notes                      Ex 1/23/99, 100,000, 5.00                        (1,056)             -
Written Call Sep 99 USA 5 years Treasury Note               Ex 8/21/99, 100,000, 22.00                       (9,116)             -
Written Call Sep 99 USA Treasury Bonds                      Ex 9/18/99, 100,000, 37.00                      (15,848)        (6,996)
Written Call Sep 99 USA Treasury Notes                      Ex 8/21/99, 100,000, 57.00                      (18,860)        (8,240)
Written Call Sep 99 USA Treasury Notes                      Ex 8/21/99, 100,000, 41.00                      (17,646)          (116)
Written Call Sep 99 USA Treasury Notes                      Ex 6/19/99, 100,000, 15.00                       (3,638)             -
Written Call Sep 99 USA Treasury Notes                      Ex 8/21/99, 100,000, 21.00                      (13,358)        (1,142)
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 15.00                      (15,825)       (11,065)
Written Call Sep 99 USA Treasury Bonds Future               Ex 6/19/99, 100,000, 8.00                        (2,815)             -
Written Call Sep 99 USA Treasury Bonds Future               Ex 7/24/99, 100,000, 9.00                        (6,964)             -
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 1.00                          (414)             -
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 18.00                       (6,615)        (2,385)
Written Call Sep 99 USA Treasury Bonds Future               Ex 7/24/99, 100,000, 47.00                      (27,523)        (9,321)
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 18.00                       (3,521)             -
Written Call Sep 99 USA Treasury Bonds Future               Ex 7/24/99, 100,000, 22.00                       (6,023)        (2,228)
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 30.00                      (27,869)        (4,256)
Written Call Sep 99 USA Treasury Bonds Future               Ex 11/30/99, 100,000, 13.00                      (4,371)        (1,926)
Written Call Sep 99 USA Treasury Bonds Future               Ex 11/30/99, 100,000, 78.00                     (57,931)        (5,444)
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 84.00                      (96,605)       (10,458)


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Other Investments  (continued)
Written Options (continued):
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/20/99, 100,000, 8.00                       ($6,190)       ($4,185)
Written Call Sep 99 USA Treasury Bonds Future               Ex 8/21/99, 100,000, 108.00                     (65,534)       (10,841)
Written Call USA Treasury Bonds                             Ex 1/22/00, 100,000, 14.00                       (6,676)        (4,589)
Written Call USA Treasury Bonds                             Ex 2/19/00, 100,000, 27.00                      (22,720)        (3,156)
Written Call USA Treasury Bonds                             Ex 10/23/99, 1,000,  20.00                       (6,725)        (3,900)
Written Call USA Treasury Bonds                             Ex 10/23/99, 100,000,  2.00                        (985)             -
Written Call USA Treasury Bonds                             Ex 9/18/99, 100,000, 4.00                        (1,470)             -
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  16.00                     (8,505)             -
Written Call USA Treasury Bonds                             Ex 2/15/00, 100,000,  16.00                     (11,630)             -
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  29.00                    (13,876)       (10,515)
Written Call USA Treasury Bonds                             Ex 10/23/99, 100,000,  20.00                     (5,475)             -
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  13.00                     (4,231)        (5,379)
Written Call USA Treasury Bonds                             Ex 9/18/99, 100,000, 46.00                      (24,077)       (14,265)
Written Call USA Treasury Bonds                             Ex 10/23/99, 100,000,  28.00                    (14,665)             -
Written Call USA Treasury Bonds                             Ex 2/19/00, 100,000,  110.00                   (154,863)       (48,325)
Written Call USA Treasury Bonds                             Ex 6/19/99, 100,000,  39.00                     (13,223)             -
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  82.00                    (56,479)       (17,303)
Written Call USA Treasury Bonds                             Ex 9/10/99, 100,000,  20.00                      (6,413)        (7,838)
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  80.00                    (70,713)       (11,460)
Written Call USA Treasury Bonds                             Ex 11/20/99, 100,000,  34.00                    (24,995)        (1,849)
Written Call USA Treasury Bonds                             Ex 8/21/99, 100,000,  11.00                      (8,543)        (7,864)
Written Call USA Treasury Bonds  June 99                    Ex 10/08/99, 100,000,  46.00                    (45,015)        (4,658)
Written Call USA Treasury Notes Future                      Ex 9/18/99, 100,000, 10.00                       (1,175)             -
Written Put June 99 USA Treasury Bonds                      Ex 5/22/99, 100,000,  8.00                       (4,940)        (5,060)
Written Put June 99 USA Treasury Bonds                      Ex 5/22/99, 100,000, 52.00                      (43,313)       (20,406)
Written Put June 99 USA Treasury Bonds                      Ex 5/22/99, 100,000,  30.00                     (41,963)       (34,350)
Written Put Mar 00 USA Treasury Bonds                       Ex 2/19/00, 100,000, 19.00                       (9,951)        (9,951)


                                           401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                                                  AND CERTAIN AFFILIATED COMPANIES

                                      Schedule of Assets Held for Investment Purposes That Were
                                          Both Acquired And Disposed of Within the Plan Year
                                                    For The Year Ended December 31, 1999
                                           (IRS Form 5500 - Schedule H - Part IV - Line 4i)

                                                           Description of Investment,
                                                            Including Maturity Date,                                 Proceeds
                                                           Rate of Interest, Collateral,              Cost of        of
Identity of Issue, Borrower, Lessor or Similar Party       Par or Maturity Value                      Acquisitions   Dispositions

Other Investments  (continued)
Written Options (continued):
Written Put Mar 99 USA Treasury Bonds                       Ex 3/15/99, 100,000, 19.00                      ($7,279)       ($1,330)
Written Put Mar 99 USA Treasury Bonds                       Ex 3/19/99, 100,000, 22.00                      (13,116)        (2,833)
Written Put Mar 99 USA Treasury Bonds                       Ex 2/20/99, 100,000,  21.00                      (6,077)             -
Written Put Mar 99 USA Treasury Notes                       Ex 1/23/99, 100,000,  24.00                      (3,195)             -
Written Put Sep 99 USA Treasury Bonds Future                Ex 11/30/99, 100,000,  18.00                     (4,365)             -
Written Put Sep 99 USA Treasury Bonds Future                Ex 7/24/99, 100,000,  15.00                      (6,919)        (3,863)
Written Put Sep 99 USA Treasury Bonds Future                Ex 8/21/99, 100,000,  53.00                     (31,603)        (9,111)
Written Put Sep 99 USA Treasury Bonds Future                Ex 8/02/99, 100,000,  7.00                       (3,776)             -
Written Put Sep 99 USA Treasury Bonds Future                Ex 8/18/99, 100,000, 9.00                        (3,167)             -
Written Put Sep 99 USA Treasury Bonds Future                Ex 8/21/99, 100,000,  132.00                   (117,260)       (79,070)
Written Put Sep 99 USA Treasury Bonds Future                Ex 7/24/99, 100,000,  8.00                       (2,440)             -
Written Put USA Treasury Bonds                              Ex 3/28/00, 100,000,  16.00                      (7,380)        (2,620)
Written Put USA Treasury Bonds                              Ex 10/23/99, 100,000,   6.00                     (5,580)        (2,108)
Written Put USA Treasury Bonds                              Ex 11/20/99, 100,000,  51.00                    (39,805)       (67,851)
Written Put USA Treasury Bonds                              Ex 9/18/99, 1,000,  100.00                      (49,250)             -
Written Put Euro Dollar 93.5                                Ex 2/28/00, 250,000,   51.00                    (44,443)       (26,045)
Written Put USA Treasury Bonds                              Ex 6/19/99,  1,  20.00                          (10,163)        (5,150)

Securities Sold Short:
TBA Federal Home Loan Mortgage Corporation Gold SF
Certificate 15 years                                        5.50%,   6/15/49, 180,000                     ($173,025)     ($173,025)

                 401(k) SAVINGS PLAN OF THE CHASE MANHATTAN BANK
                        AND CERTAIN AFFILIATED COMPANIES

                Schedule of Five Percent Reportable Transactions
                      For the Year Ended December 31, 1999
                (IRS Form 5500 - Schedule H - Part IV - Line 4j)


                                                                Acquisitions                             Dispositions
                                                          -------------------- -----------------------------------------------------
                  Description of Assets                  Number    Cost        Number     Proceeds         Cost       Realized Gain

Single Transactions Under Section 2520, 103-6 (c)(1)(i)
Barclays Global Investors Equity Index Fund                      $ -             1      $818,138,955    $ 459,771,523  $ 358,367,432
BGI Equity Index Fund                                       1     818,138,955                       -               -              -

Series Transactions Under Section 2520, 103-6 (c)(1)(ii)
Barclays Global Investors Equity Index Fund                 7      27,900,000     3       821,288,955     461,592,234    359,696,721
BGI Equity Index Fund                                      42     864,720,638    92        70,775,718      70,105,329        670,389
New York Life Insurance Company GAC  # 31021               49     214,761,033    53       166,859,076     166,859,076              -
The Chase Manhattan Corporation Common Stock               65     379,483,359    77       529,981,357     318,341,746    211,639,611
The Chase Bank Domestic Liquidity  Fund                   705   1,059,566,646   554       992,240,193     992,240,193              -
Vista U. S.  Government Money Market Fund                 162     143,167,458    93       143,859,419     143,859,419              -


     Note the threshold for reporting transactions under Department of Labor provisions is five percent of the fair value of the Plan's assets at the beginning of the year of $5,019,980,724. This amount for the year ended December 31, 1999 is $250,999,036.

                                  EXHIBIT INDEX



Exhibit No.       Exhibit                                             Page
   23             Consent of Independent Auditors                     54 & 55

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange of Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             THE CHASE MANHATTAN CORPORATION


                                      By:   _/S/  Joseph L.  Sclafani
                                           __________________________________
                                                   Joseph L. Sclafani
                                              The Chase Manhattan Corporation
                                                        Controller
                                              (Principal Accounting Officer)

         Date: June 23, 2000