Form 10-Q
period 2000-06-30
CHASE MANHATTAN CORP /DE/
filed 2000-08-14
CIK 19617

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2000                COMMISSION FILE NUMBER 1-5805
                      -------------                                       ------


                        THE CHASE MANHATTAN CORPORATION
                        -------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                         13-2624428
 -------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



 270 PARK AVENUE, NEW YORK, NEW YORK                           10017
---------------------------------------                    ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (212) 270-6000
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

                                                              YES  X    NO
                                                                  ---      ---


COMMON STOCK, $1 PAR VALUE                                       1,242,672,549
------------------------------------------------------------------------------

 NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON JULY 31, 2000.

================================================================================

                                FORM 10-Q INDEX


PART I - FINANCIAL INFORMATION                                                                     Page
------------------------------                                                                     ----
Item 1           Financial Statements - The Chase Manhattan Corporation:

                    Consolidated Balance Sheet at June 30, 2000 and
                    December 31, 1999                                                                3

                    Consolidated Statement of Income for three and six months
                    ended June 30, 2000 and June 30, 1999                                            4

                    Consolidated Statement of Changes in Stockholders' Equity for the
                    six months ended June 30, 2000 and June 30, 1999                                 5

                    Consolidated Statement of Cash Flows for the six months
                    ended June 30, 2000 and June 30, 1999                                            6

                 Notes to Consolidated Financial Statements                                       7-11


Item 2           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                      12-42

                 Glossary of Terms                                                                  43

PART II - OTHER INFORMATION
---------------------------

Item 1           Legal Proceedings                                                                  44

Item 2           Sales of Unregistered Common Stock                                                 44

Item 4           Submission of Matters to a Vote of Security Holders                             45-46

Item 6           Exhibits and Reports on Form 8-K                                                   47

================================================================================

PART I
Item 1

                        THE CHASE MANHATTAN CORPORATION
                          CONSOLIDATED BALANCE SHEET
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,          December 31,
                                                                                            2000                  1999
                                                                                    ------------        --------------
ASSETS
Cash and Due from Banks                                                             $     18,361          $    16,229
Deposits with Banks                                                                        3,646               28,076
Federal Funds Sold and Securities Purchased under Resale Agreements                       27,733               23,823
Trading Assets:    Debt and Equity Instruments                                            30,454               30,191
                   Risk Management Instruments                                            29,613               33,078
Securities:
     Available-for-Sale                                                                   64,411               60,625
     Held-to-Maturity (Market Value: $704 in 2000 and $876 in 1999)                          719                  888
Loans (Net of Allowance for Loan Losses of $3,459 in 2000
     and $3,457 in 1999)                                                                 176,713              172,702
Premises and Equipment                                                                     4,546                4,439
Due from Customers on Acceptances                                                            685                  622
Accrued Interest Receivable                                                                2,399                2,505
Other Assets                                                                              36,765               32,927
                                                                                    ------------          -----------
    TOTAL ASSETS                                                                    $    396,045          $   406,105
                                                                                    ============          ===========
LIABILITIES
Deposits:
  Domestic: Noninterest-Bearing                                                     $     49,583          $    49,468
            Interest-Bearing                                                              79,019               80,132
  Foreign:  Noninterest-Bearing                                                            5,683                6,061
            Interest-Bearing                                                              90,120              106,084
                                                                                    ------------          -----------
    Total Deposits                                                                       224,405              241,745
Federal Funds Purchased and Securities Sold under
    Repurchase Agreements                                                                 57,637               50,148
Commercial Paper                                                                           5,202                8,509
Other Borrowed Funds                                                                       5,415                5,145
Acceptances Outstanding                                                                      685                  622
Trading Liabilities                                                                       36,713               38,573
Accounts Payable, Accrued Expenses and Other Liabilities, Including
    the Allowance for Credit Losses of $170 in 2000 and $170 in 1999                      16,500               17,056
Long-Term Debt                                                                            21,515               17,602
Guaranteed Preferred Beneficial Interests in Corporation's
  Junior Subordinated Deferrable Interest Debentures                                       2,539                2,538
                                                                                    ------------          -----------
    TOTAL LIABILITIES                                                                    370,611              381,938
                                                                                    ------------          -----------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

PREFERRED STOCK OF SUBSIDIARY                                                                550                  550
                                                                                    ------------          -----------

STOCKHOLDERS' EQUITY
Preferred Stock                                                                              828                  928
Common Stock (Authorized 4,500,000,000 Shares, Issued 1,322,758,290
   Shares in 2000 and 1,322,811,932 in 1999)                                               1,323                  882
Capital Surplus                                                                            9,065                9,714
Retained Earnings                                                                         19,170               17,547
Accumulated Other Comprehensive Loss                                                      (1,320)              (1,454)
Treasury Stock, at Cost (84,532,874 Shares in 2000
     and 82,055,832 Shares in 1999)                                                       (4,182)              (4,000)
                                                                                    -------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                                            24,884               23,617
                                                                                    ------------          -----------
    TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
       AND STOCKHOLDERS' EQUITY                                                     $    396,045          $   406,105
                                                                                    ============          ===========

             The Notes to Consolidated Financial Statements are an
                      integral part of these Statements.

PART I
Item 1 (continued)

                        THE CHASE MANHATTAN CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       SECOND QUARTER                      SIX MONTHS
                                                                 --------------------------        ------------------------
                                                                     2000          1999               2000          1999
                                                                  ----------     ----------        ----------     ---------
INTEREST INCOME
Loans                                                             $    3,631     $   3,165          $   7,111     $    6,374
Securities                                                               952           747              1,885          1,582
Trading Assets                                                           479           411                895            829
Federal Funds Sold and Securities Purchased
    under Resale Agreements                                              451           389                897            770
Deposits with Banks                                                      101           161                235            345
                                                                  ----------     ---------          ---------      ---------
    Total Interest Income                                              5,614         4,873             11,023          9,900
                                                                  ----------     ---------          ---------      ---------

INTEREST EXPENSE
Deposits                                                               2,086         1,558              4,051          3,156
Short-Term and Other Borrowings                                        1,216           851              2,345          1,765
Long-Term Debt                                                           397           319                751            630
                                                                  ----------     ---------          ---------      ---------
    Total Interest Expense                                             3,699         2,728              7,147          5,551
                                                                  ----------     ---------          ---------      ---------

NET INTEREST INCOME                                                    1,915         2,145              3,876          4,349
Provision for Loan Losses                                                332           388                674            769
                                                                  ----------     ---------          ---------      ---------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                    1,583         1,757              3,202          3,580
                                                                  ----------     ---------          ---------      ---------

NONINTEREST REVENUE
Investment Banking Fees                                                  639           585              1,287            902
Trust, Custody and Investment Management Fees                            545           461              1,054            875
Credit Card Revenue                                                      443           438                840            817
Fees for Other Financial Services                                        695           587              1,426          1,140
Trading Revenue                                                          824           526              1,845          1,144
Securities Gains                                                          57             5                 71            161
Private Equity Gains                                                     298           513                798            838
Other Revenue                                                             --           356                144            534
                                                                  ----------     ---------          ---------      ---------
    Total Noninterest Revenue                                          3,501         3,471              7,465          6,411
                                                                  ----------     ---------          ---------      ---------

NONINTEREST EXPENSE
Salaries                                                               1,614         1,416              3,367          2,800
Employee Benefits                                                        252           238                539            493
Occupancy Expense                                                        216           206                442            424
Equipment Expense                                                        274           239                559            482
Restructuring Costs                                                       50            --                 50             --
Other Expense                                                          1,001           969              1,940          1,814
                                                                  ----------     ---------          ---------      ---------
    Total Noninterest Expense                                          3,407         3,068              6,897          6,013
                                                                  ----------     ---------          ---------      ---------

INCOME BEFORE INCOME TAX EXPENSE                                       1,677         2,160              3,770          3,978
Income Tax Expense                                                       586           767              1,319          1,412
                                                                  ----------     ---------          ---------      ---------
NET INCOME                                                        $    1,091     $   1,393          $   2,451     $    2,566
                                                                  ==========     =========          =========      =========
NET INCOME APPLICABLE TO COMMON STOCK                             $    1,074     $   1,375          $   2,418     $    2,530
                                                                  ==========     =========          =========      =========

NET INCOME PER COMMON SHARE
Basic                                                             $     0.88     $    1.10          $    1.98     $     2.01
                                                                  ==========     =========          =========      =========
Diluted                                                           $     0.85     $    1.06          $    1.92     $     1.95
                                                                  ==========     =========          =========      =========

             The Notes to Consolidated Financial Statements are an
                      integral part of these Statements.

PART I
Item 1 (continued)


                        THE CHASE MANHATTAN CORPORATION
                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                           SIX MONTHS ENDED JUNE 30,
                                 (IN MILLIONS)


                                                                                             2000               1999
                                                                                          ---------         ----------
PREFERRED STOCK
Balance at Beginning of Year                                                            $       928         $    1,028
Redemption of Stock                                                                            (100)                --
                                                                                        -----------         ----------
Balance at End of Period                                                                        828              1,028
                                                                                        -----------         ----------

COMMON STOCK
Balance at Beginning of Year                                                                    882                882
Issuance of Common Stock for a Three-for-Two Stock Split                                        441                 --
                                                                                        -----------         ----------
Balance at End of Period                                                                      1,323                882
                                                                                        -----------         ----------

CAPITAL SURPLUS
Balance at Beginning of Year                                                                  9,714              9,836
Issuance of Common Stock for a Three-for-Two-Stock Split                                       (441)                --
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects                                     (208)              (208)
                                                                                        -----------         ----------
Balance at End of Period                                                                      9,065              9,628
                                                                                        -----------         ----------

RETAINED EARNINGS
Balance at Beginning of Year                                                                 17,547             13,544
Net Income                                                                                    2,451              2,566
Cash Dividends Declared:  Preferred Stock                                                       (33)               (36)
                          Common Stock                                                         (795)              (693)
                                                                                        -----------         ----------
Balance at End of Period                                                                     19,170             15,381
                                                                                        -----------         ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                                 (1,454)               392
Other Comprehensive Income (Loss)                                                               134             (1,114)
                                                                                        -----------         -----------
Balance at End of Period                                                                     (1,320)              (722)
                                                                                        -----------         -----------

TREASURY STOCK, AT COST
Balance at Beginning of Year                                                                 (4,000)            (1,844)
Purchase of Treasury Stock                                                                   (1,072)            (3,057)
Reissuance of Treasury Stock                                                                    890              1,412
                                                                                        -----------         ----------
Balance at End of Period                                                                     (4,182)            (3,489)
                                                                                        ------------        ----------

TOTAL STOCKHOLDERS' EQUITY                                                              $    24,884         $   22,708
                                                                                        ===========         ==========




COMPREHENSIVE INCOME
Net Income                                                                              $     2,451         $    2,566
Other Comprehensive Income (Loss)                                                               134             (1,114)
                                                                                        -----------         ----------
Comprehensive Income                                                                    $     2,585         $    1,452
                                                                                        ===========         ==========


             The Notes to Consolidated Financial Statements are an
                      integral part of these Statements.

PART I
Item 1 (continued)

                        THE CHASE MANHATTAN CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30,
                                 (IN MILLIONS)

                                                                                                 2000               1999
                                                                                              -----------       ----------
OPERATING ACTIVITIES
--------------------
Net Income                                                                                    $     2,451       $   2,566
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
      Provision for Loan Losses                                                                       674             769
      Restructuring Costs                                                                              50              --
      Depreciation and Amortization                                                                   775             692
      Net Change in:
         Trading-Related Assets                                                                     3,045           6,592
         Accrued Interest Receivable                                                                  106             213
         Private Equity Investments                                                                (2,004)         (1,057)
         Other Assets                                                                              (2,098)         (2,502)
         Trading-Related Liabilities                                                               (3,122)         (1,340)
         Accrued Interest Payable                                                                  (1,240)           (285)
         Other Liabilities                                                                          2,204             774
      Other, Net                                                                                       53             (63)
                                                                                              -----------       ----------
Net Cash Provided by Operating Activities                                                             894           6,359
                                                                                              -----------       ---------

INVESTING ACTIVITIES
--------------------
Net Change in:
      Deposits with Banks                                                                          24,430           1,361
      Federal Funds Sold and Securities Purchased under Resale Agreements                         (10,166)        (15,066)
      Loans Due to Sales and Securitizations                                                       12,468          23,528
      Other Loans, Net                                                                            (17,725)        (27,250)
      Other, Net                                                                                      (99)            (46)
Proceeds from the Maturity of Held-to-Maturity Securities                                             236             595
Purchases of Held-to-Maturity Securities                                                              (66)             --
Proceeds from the Maturity of Available-for-Sale Securities                                         4,769           4,937
Proceeds from the Sale of Available-for-Sale Securities                                            31,858          59,120
Purchases of Available-for-Sale Securities                                                        (40,571)        (51,517)
Proceeds from Sales of Nonstrategic Assets                                                             --             182
Cash Used in Acquisitions                                                                              --             (52)
                                                                                              -----------       ----------
Net Cash Provided (Used) by Investing Activities                                                    5,134          (4,208)
                                                                                              -----------       ---------

FINANCING ACTIVITIES
--------------------
Net Change in:
      Noninterest-Bearing Domestic Demand Deposits                                                    115           2,333
      Domestic Time and Savings Deposits                                                           (1,113)         (4,818)
      Foreign Deposits                                                                            (16,342)           (450)
      Federal Funds Purchased and Securities Sold under Repurchase Agreements                      13,745           4,768
      Other Borrowed Funds                                                                         (3,037)         (3,367)
      Other, Net                                                                                       73            (340)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                                 5,580           3,260
Maturity and Redemption of Long-Term Debt                                                          (1,676)         (2,035)
Proceeds from the Issuance of Stock                                                                   682           1,204
Redemption of Preferred Stock                                                                        (100)             --
Treasury Stock Purchased                                                                           (1,072)         (3,057)
Cash Dividends Paid                                                                                  (766)           (688)
                                                                                              ------------      ----------
Net Cash (Used) by Financing Activities                                                            (3,911)         (3,190)
                                                                                              -----------       ---------
Effect of Exchange Rate Changes on Cash and Due from Banks                                             15               8
                                                                                              -----------       ---------
Net Increase (Decrease) in Cash and Due from Banks                                                  2,132          (1,031)
Cash and Due from Banks at January 1,                                                              16,229          17,068
                                                                                              -----------       ---------
Cash and Due from Banks at June 30,                                                           $    18,361       $  16,037
                                                                                              ===========       =========
Cash Interest Paid                                                                            $     5,907       $   5,836
                                                                                              -----------       ---------
Income Taxes Paid                                                                             $     1,195       $     290
                                                                                              -----------       ---------

             The Notes to Consolidated Financial Statements are an
                      integral part of these Statements.

PART 1
Item 1 (continued)

-------------------------------------------------------------------------------
See Glossary of Terms on page 43 for definition of terms used throughout the Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and financial reporting policies of The Chase Manhattan Corporation ("Chase") conform to generally accepted accounting principles ("GAAP") and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in Chase's 1999 Annual Report.

NOTE 2 - STOCK SPLIT

On May 16, 2000, the stockholders approved a three-for-two stock split of Chase's common stock. The additional shares issued as a result of the split were distributed on June 9, 2000 to stockholders of record at the close of business on May 17, 2000. The split became effective as of the opening of business on June 12, 2000. A total of 440,883,668 shares of common stock were issued in connection with the split, including 28,422,065 shares held in treasury. As a result of the stock split, $441 million was reclassified from capital surplus to common stock and, as a result, the stock split did not cause any changes in the $1.00 par value per share for the common stock or in total stockholders' equity. All references to the number of common shares and per common share amounts have been restated to reflect the effects of the stock split.

NOTE 3 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note 1 of Chase's 1999 Annual Report.

Net gains from available-for-sale ("AFS") securities sold in the second quarter of 2000 amounted to $57 million (gross gains of $100 million and gross losses of $43 million) and for the first six months of 2000 amounted to $71 million (gross gains of $139 million and gross losses of $68 million). Net gains on sales of these types of securities for the same periods of 1999 amounted to $5 million (gross gains of $73 million and gross losses of $68 million), and $161 million (gross gains of $284 million and gross losses of $123 million), respectively. There were no sales of held-to-maturity securities in the periods presented. The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

==============================================================================

                                                              JUNE 30, 2000                         December 31, 1999
                                                    --------------------------------       ------------------------------
(in millions)                                         AMORTIZED          FAIR                Amortized          FAIR
AVAILABLE-FOR-SALE SECURITIES:                           COST           VALUE (a)              Cost             Value (a)
                                                     -------------      --------           ------------         -------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                  $     28,167        $   26,477         $    27,938          $  26,326
        CMOs and U.S. Treasuries                          27,749            26,943              23,652             22,684
Debt Securities Issued by Foreign Governments              9,093             8,991               9,469              9,364
Corporate Debt Securities and Equity Securities            1,382             1,614               1,162              1,334
Other, primarily Asset-Backed Securities (b)                 358               386                 899                917
                                                    ------------        ----------         -----------        -----------
        Total Available-for-Sale Securities         $     66,749        $   64,411         $    63,120          $  60,625
                                                    ============        ==========         ===========        ===========

HELD-TO-MATURITY SECURITIES (c)                     $        719        $      704         $       888          $     876
                                                    ============        ==========         ===========        ===========

==============================================================================

(a) Gross unrealized gains and losses on available-for-sale securities were $416 million and $2,754 million, respectively, at June 30, 2000 and $231 million and $2,726 million, respectively, at December 31, 1999. Gross unrealized gains and losses on held-to-maturity securities were $1 million and $16 million, respectively, at June 30, 2000. Gross unrealized gains and losses were $1 million and $13 million, respectively, at December 31, 1999.

(b) Includes collateralized mortgage obligations ("CMO") of private issuers, which generally have underlying collateral consisting of obligations of U.S. Government and Federal agencies and corporations.

(c)  Primarily U.S. Government and Federal Agency and Corporation Obligations.

==============================================================================

PART 1
Item 1 (continued)

NOTE 4 - RESTRUCTURING COSTS

In the 1999 fourth quarter, Chase incurred a $175 million restructuring charge relating to planned consolidation actions in certain businesses and to planned staff reductions and dispositions of premises and equipment, including the relocation of several businesses to Florida, Texas, and Massachusetts. For a discussion of Chase's restructuring costs, refer to Note 12 and page 28 of Chase's 1999 Annual Report. The following table shows activity during the first half of 2000.


=================================================================================================================================
(in millions)                                                              Costs Applied against
                                          Restructuring Liability          the Liability in the          RESTRUCTURING LIABILITY
                                           at December 31, 1999             First Half of 2000              AT JUNE 30, 2000
                                           --------------------             ------------------              ----------------
Severance Costs                                 $        125                  $          (50)                $         75
Disposition of Premises/Equipment                         50                              (5)                          45
                                                ------------                  --------------                 ------------
    Total                                       $        175                  $          (55)                $        120
                                                ============                  ==============                 ============
=================================================================================================================================

In addition to the above restructuring charge, Chase incurred $50 million of restructuring costs during the 2000 second quarter relating to relocation initiatives ($15 million) and other business initiatives ($35 million), such as the consolidation of operations. These restructuring costs were not accruable under existing accounting pronouncements and therefore were not included in the $175 million restructuring charge. Refer to page 23 for further information regarding restructuring costs.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.

==================================================================================================================================
Six months ended June 30,
(in millions)
                                                  2000                                                    1999
                         -----------------------------------------------------    ------------------------------------------------
                                            NET UNREALIZED      ACCUMULATED                       Net Unrealized     Accumulated
                          ACCUMULATED        GAIN(LOSS) ON        OTHER           Accumulated      Gain(Loss) on        Other
                          TRANSLATION         SECURITIES      COMPREHENSIVE       Translation       Securities      Comprehensive
                          ADJUSTMENT     AVAILABLE-FOR-SALE       INCOME          Adjustment    Available-for-Sale     Income
                          ----------     ------------------       ------          ----------    ------------------     ------
Beginning Balance            $      17       $    (1,471)        $   (1,454)       $      17        $     375         $      392
Change during Period                --               134                134               --           (1,114)            (1,114)
                             ---------       -----------         ----------        ---------        ----------         ----------
Ending Balance               $      17       $    (1,337) (a)    $   (1,320)       $      17        $    (739) (a)    $     (722)
                             =========       ============        ===========       =========        =========          ==========

=================================================================================================================================


(a) Represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio, including securities classified as loans, which are subject to the provisions of SFAS 115.

==============================================================================


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of Chase's fair value methodologies, see Note 22 of the 1999 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

=================================================================================================================================
                                                  JUNE 30, 2000                                      December 31, 1999
                                   ----------------------------------------------     ------------------------------------------
                                   CARRYING      ESTIMATED       APPRECIATION/        Carrying     Estimated     Appreciation/
  (in millions)                       VALUE      FAIR VALUE      (DEPRECIATION)           Value    Fair Value    (Depreciation)
--------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets           $    382,022     $    383,789    $    1,767         $   387,414    $   389,469   $      2,055
                                 ============     ============                       ===========    ===========
Total Financial Liabilities      $    369,749     $    369,521           228         $   381,078    $   380,599            479
                                 ============     ============    ----------         ===========    ===========   ------------
Estimated Fair Value in Excess
   of Carrying Value                                              $    1,995                                      $      2,534
                                                                  ==========                                      ============

=================================================================================================================================

Derivative contracts used in connection with Chase's asset/liability ("A/L") activities had an unrecognized net loss of $935 million and $877 million at June 30, 2000 and December 31, 1999, respectively, both of which are included in the table above.

PART 1
Item 1 (continued)

NOTE 7 - CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 18 of Chase's 1999 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At June 30, 2000, Chase and each of its depository institutions, including those listed in the table below, were "well capitalized" as defined by banking regulators.

===============================================================================================================================
JUNE 30, 2000                                                            The Chase               Chase
(in millions, except ratios)                     Chase (a)            Manhattan Bank           Texas (e)            Chase USA

----------------------------------------------------------------------------------------------------------------------------------

Tier 1 Capital (d)                        $     26,662               $    19,494            $     1,738        $        2,771
Total Capital                                   38,017                    27,062                  2,409                 3,871
Risk-Weighted Assets (b)                       306,868                   242,165                 18,680                28,566
Adjusted Average Assets                        394,742                   313,950                 23,599                31,182

Tier 1 Capital Ratio (b)(d)                       8.69%                     8.05%                  9.30%                 9.70%
Total Capital Ratio (b)(d)                       12.39%                    11.18%                 12.90%                13.55%
Tier 1 Leverage Ratio (c)(d)                      6.75%                     6.21%                  7.36%                 8.89%

===============================================================================================================================

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.

(b) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $94,387 million, $85,628 million, $4,029 million and $2,067 million, respectively.

(c) Tier 1 Capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).

(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 Capital and Tier 1 leverage ratios.

(e) On August 1, 2000, Chase Bank of Texas, National Association ("Chase Texas") merged into The Chase Manhattan Bank.

===============================================================================

Cash dividends declared increased in the first half of 2000 to $0.64 per share ($0.32 per share in the 2000 second quarter) compared with $0.54 per share for the 1999 first half ($0.27 per share in 1999 second quarter).


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

=================================================================================================================================
                                                               NOTIONAL AMOUNTS (a)                       CREDIT EXPOSURE
                                                               JUNE 30,       December 31,            JUNE 30,      December 31,
(in billions)                                                      2000               1999                2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Interest Rate Contracts                                    $   12,421.2       $   11,126.9         $     10.4          $    10.3
Foreign Exchange Contracts                                      1,768.0            1,652.1               10.6               15.8
Debt, Equity, Commodity and Other Contracts                       197.3              157.6                8.8                7.4
                                                                                                   ----------         ----------
Total Credit Exposure Recorded on the Balance Sheet                                                $     29.8          $    33.5
                                                                                                   ==========         ==========

--------------------------------------------------------------------------------------------------------------------------------

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and debt, equity, commodity and other contracts were $1,257.2 billion, $2.0 billion and $15.4 billion, respectively, at June 30, 2000, compared with $1,075.4 billion, $3.0 billion and $13.0 billion, respectively, at December 31,1999. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.

===============================================================================

PART 1
Item 1 (continued)



NOTE 9 - SEGMENT INFORMATION

Chase is organized into four major businesses: Global Bank, Chase Capital Partners, National Consumer Services ("NCS") and Global Services. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization. For example, commencing with the second quarter of 2000, results for Chase Capital Partners ("CCP") are disclosed separately from the remainder of the Global Bank. In addition, the private equity business of Chase H&Q has been moved to CCP from Global Investment Banking. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is evaluated by Chase's management.

Chase uses Shareholder Value Added ("SVA"), Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 20 and Note 23 of the 1999 Annual Report. The following table provides Chase's segment results.

=================================================================================================================================
(in millions)                                       CHASE         NATIONAL                          CORPORATE/
                                  GLOBAL           CAPITAL        CONSUMER          GLOBAL          RECONCILING
                                  BANK (a)        PARTNERS        SERVICES         SERVICES          ITEMS (b)           TOTAL
                                  --------        --------        --------         --------          ---------           -----
SECOND QUARTER 2000
Operating Revenue (c)            $    2,257     $      249      $     2,507      $     877         $      (91)        $   5,799
Intersegment Revenue (c)                (67)            14                8             47                 (2)               --
Operating Earnings                      540            128              406            147                 (6)            1,215
Cash Operating Earnings (d)             559            130              443            163                  4             1,299
Average Managed Assets              240,129         11,780          144,259         15,737              3,917           415,822
SVA                                     246            (78)             175             75                124               542

SECOND QUARTER 1999
Operating Revenue (c)            $    2,040     $      503      $     2,473      $     771         $      (91)        $   5,696
Intersegment Revenue (c)                (41)            32                5             20                (16)               --
Operating Earnings                      559            297              374            120                  1             1,351
Cash Operating Earnings (d)             571            297              416            136                  7             1,427
Average Managed Assets              219,480          7,608          128,914         16,504              6,230           378,736
SVA                                     258            171              162             41                 64               696

--------------------------------------------------------------------------------------------------------------------------------

(in millions)                                       CHASE         NATIONAL                          CORPORATE/
                                  GLOBAL           CAPITAL        CONSUMER          GLOBAL          RECONCILING
                                  BANK (a)        PARTNERS        SERVICES         SERVICES          ITEMS (b)           TOTAL
                                  --------        --------        --------         --------          ---------           -----
SIX MONTHS 2000
Operating Revenue (c)            $    4,833     $      698      $     4,899      $   1,726         $     (178)       $   11,978
Intersegment Revenue (c)               (133)            37                9             98                (11)               --
Operating Earnings                    1,235            367              721            281                (29)            2,575
Cash Operating Earnings (d)           1,272            370              795            313                 (6)            2,744
Average Managed Assets              238,854         11,601          142,766         15,744              3,630           412,595
SVA                                     642            (35)             260            135                241             1,243

SIX MONTHS 1999
Operating Revenue (c)            $    4,133     $      808      $     4,875      $   1,495         $     (202)       $   11,109
Intersegment Revenue (c)                (77)            46                8             39                (16)               --
Operating Earnings                    1,166            469              727            213                (51)            2,524
Cash Operating Earnings (d)           1,188            469              810            244                (38)            2,673
Average Managed Assets              222,944          7,467          127,373         16,726              7,299           381,809
SVA                                     556            226              307             53                 55             1,197

--------------------------------------------------------------------------------------------------------------------------------

(a) Excluding Chase Capital Partners.

(b) Corporate/Reconciling Items include Support Units, Corporate and the net effect of management accounting policies.

(c) Operating Revenue includes Intersegment Revenue, which includes revenue and revenue sharing agreements between segments, net of intersegment expenses. Transactions between business segments primarily are conducted at fair value.

(d) Cash Operating Earnings excludes the impact of credit card securitizations, restructuring costs, special items, and amortization of goodwill and certain other intangibles.

===============================================================================

PART 1
Item 1 (continued)



The table below presents a reconciliation of the combined segment information to Chase's consolidated net income as included in the Consolidated Statement of Income. For a further discussion concerning Chase's business franchise (segment) results, see Lines of Business Results in the MD&A on pages 24-29.

=================================================================================================================================
                                                                   SECOND QUARTER                         SIX MONTHS
                                                           -----------------------------         -----------------------------
                                                               2000              1999                2000             1999
                                                           -------------     ----------          -----------       -----------
(in millions)
SEGMENTS' CASH OPERATING EARNINGS                            $    1,295      $   1,420           $    2,750        $  2,711
Corporate/Reconciling Items                                           4              7                   (6)            (38)
                                                             ----------      ---------           -----------       --------
CONSOLIDATED CASH OPERATING EARNINGS                              1,299          1,427                2,744           2,673
Amortization of Goodwill and Certain Intangibles                    (84)           (76)                (169)           (149)
                                                             -----------     ----------          -----------       --------
CONSOLIDATED OPERATING EARNINGS                                   1,215          1,351                2,575           2,524
Special Items and Restructuring Costs                              (124)            42                 (124)             42
                                                             -----------     ---------           -----------       --------
CONSOLIDATED NET INCOME                                      $    1,091      $   1,393           $    2,451        $  2,566
                                                             ==========      =========           ==========        ========
=================================================================================================================================

NOTE 10 - EARNINGS PER SHARE

For a discussion of Chase's current earnings per share policy, see Note 10 of the 1999 Annual Report. For the calculation of basic and diluted EPS for the second quarter and six months ended June 30, 2000 and 1999, see Exhibit 11 on page 50.

NOTE 11 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

There have been no changes related to the statutory business trusts during the first six months of 2000. For a discussion of these business trusts, see page 69 of Chase's 1999 Annual Report.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

PART I
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------------------------
OVERVIEW
---------------------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                          For Six Months Ended June 30,
                                   -------------------------------------------       ---------------------------------------
(in millions, except per share                                      Over(Under)                                   Over(Under)
  and ratio data)                        2000         1999             1999             2000          1999           1999
                                         ----         ----             ----             ----          ----           ----
OPERATING BASIS (a)
Revenue                             $    5,799      $  5,696              2%       $    11,978      $   11,109          8%
Earnings                                 1,215         1,351            (10)             2,575           2,524          2
Diluted Earnings per Share                0.95          1.03             (8)              2.01            1.91          5
Shareholder Value Added                    542           696            (22)             1,243           1,197          4
Overhead Ratio                              58%           52%           600 bp              57%             53%       400 bp
Cash Earnings                       $    1,299      $  1,427             (9)%      $     2,744      $    2,673          3%
Diluted Cash Earnings per Share           1.02          1.09             (6)              2.15            2.03          6
Cash Return on Average
    Common Equity                           23%           26%          (300) bp             24%             24%        -- bp

---------------------------------------------------------------------------------------------------------------------------------

REPORTED BASIS
Net Income                          $    1,091      $  1,393            (22)%      $    2,451       $    2,566         (4)%
Diluted Earnings Per Share                0.85          1.06            (20)             1.92             1.95         (2)
Return on Average Common Equity             19%           25%          (600) bp            21%              23%      (200) bp
=================================================================================================================================

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see Glossary of Terms on page 43.

bp   Denotes basis points; 100 bp equals 1%.

===============================================================================

Chase's diluted operating earnings for the second quarter of 2000 were $0.95 per share, a decline of 8% from $1.03 per share for the same 1999 period. For the first six months of 2000, diluted operating earnings per share rose 5% to $2.01 from $1.91 for the first six months of 1999. Operating earnings in the 2000 second quarter were $1.22 billion, compared with $1.35 billion in the same 1999 quarter. For the first six months of 2000, operating earnings rose to $2.58 billion from $2.52 billion in 1999.

Reported net income per share, which includes special items, was $0.85 and $1.92 for the second quarter and first half of 2000, respectively, compared with $1.06 and $1.95 for the 1999 second quarter and first half, respectively. Reported net income in the 2000 second quarter was $1.09 billion compared with $1.39 billion in the 1999 second quarter; net income for the first half of 2000 was $2.45 billion and was $2.57 billion for the same period of 1999.

The second quarter and first six months of 2000 include a $141 million loss resulting from the economic hedge of the purchase price of Robert Fleming Holdings Limited ("Flemings") prior to its acquisition and $50 million of restructuring costs associated with previously announced relocation initiatives. For a further discussion of the Flemings acquisition, see Other Events on page 38. The results for the second quarter and first six months of 1999 included $166 million in gains from sales of nonstrategic assets (of which $95 million was from the sale of a building and $71 million was from the sale of branches in Texas) and a special contribution to The Chase Manhattan Foundation of $100 million.

Shareholders approved a three-for-two stock split at Chase's annual meeting on May 16, 2000. The record date for the split was May 17, 2000 and the additional shares of common stock issued as a result of the split were distributed on June 9, 2000. All per share results have been restated to reflect the three-for-two stock split.

The 2000 second quarter results demonstrated the resiliency and strong competitive position of Chase's businesses. Despite the market decline in the prices of NASDAQ-traded securities during the early part of the second quarter, which produced lower gains at Chase Capital Partners ("CCP"), Chase's private equity business, Chase had a cash operating return on average common equity in the 2000 second quarter of 23%. Chase intends to continue to reposition and strengthen its franchises for revenue growth, while also continuing to be focused on financial and credit discipline.

PART I
Item 2 (continued)

FINANCIAL AND CREDIT DISCIPLINE: Chase seeks to manage its businesses with financial discipline, with attention to risk, capital and expense management. Credit costs decreased 9% in both the second quarter and first six months of 2000, when compared with the same 1999 periods. Nonperforming assets at June 30, 2000 were $1.90 billion, remaining low as a percentage of total assets. The level of nonperforming assets at year-end 2000 is expected to be approximately at the same level as year-end 1999. Credit card charge-offs have continued to decline, while commercial credit costs remained stable.

Chase's Tier One Capital ratio was 8.7% at June 30, 2000, compared with 8.4% a year ago. In anticipation of the acquisition of Flemings, Chase did not repurchase any shares of common stock during the 2000 second quarter.

Total operating revenue growth was 2% for the 2000 second quarter and 8% for the first half of 2000, primarily due to higher investment banking fees and trading revenues, offset by lower private equity gains. Operating expenses increased 13% and 16%, respectively, in the second quarter and first half of 2000, as a result of higher incentive expenses to support the investment banking and trading businesses and a competitive recruiting environment in these businesses.

DIVERSITY OF FRANCHISE: The Global Bank (excluding CCP) had operating revenue growth of 11% for the 2000 second quarter and 17% for the first half, primarily as a result of significant growth in its merger and acquisition ("M&A") advisory and trading businesses. During the second quarter and first half of 2000, CCP had private equity gains of $298 million and $798 million, respectively. These results were driven by realized gains and initial public offerings of investments in the portfolio.

Global Services' operating earnings increased 23% and 32%, respectively, in the 2000 second quarter and first half, over the prior year's periods, reflecting strong growth in Chase's securities processing businesses and good expense management.

NCS had operating revenues of $2.5 billion in the 2000 second quarter and $4.9 billion for the 2000 first half. These results were relatively flat when compared with the same periods of 1999. Improved results from NCS' regional banking and middle market banking businesses were not enough to offset pressures on credit card margins and mortgage production activities due to rising interest rates.

INVESTING FOR GROWTH: One of Chase's strategic priorities is investing for growth - a willingness to build those businesses where it has leadership positions. Recent examples have been Chase's acquisition of Hambrecht & Quist ("H&Q"), which was acquired on December 9, 1999 and the mortgage business of Mellon Bank N.A., which was acquired on September 30, 1999. The Beacon Group, LLC ("Beacon"), a privately-held investment banking firm, was acquired on July 6, 2000 and the acquisition of Flemings was completed on August 1, 2000. These acquisitions are intended to continue to strengthen Chase's ability to benefit from the growth occurring in the global securities markets. See Other Events on page 38 for a further discussion on Flemings and Beacon. At the same time, Chase continues to assess its strategic options, evaluating businesses and their competitive positions. These initiatives include assessing how the internet can strengthen Chase's businesses, the relocations of businesses to improve efficiencies and the exiting of nonstrategic businesses, such as Chase's consumer operations in Panama and Hong Kong. These actions are all intended to position Chase for higher growth in the future.

This Management's Discussion and Analysis contains certain forward-looking statements. Those forward-looking statements are subject to risks and uncertainties, and Chase's actual results may differ from those statements. See Chase's reports filed with the Securities and Exchange Commission, in particular the 1999 Annual Report, for a discussion of factors that may cause such differences to occur. See Glossary of Terms on page 43 for a definition of terms used throughout this Form 10-Q.

PART I
Item 2 (continued)


-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following section reviews Chase's results as reported in its financial statements as well as on an operating basis. Management categorizes its revenue components as either market-sensitive or less market-sensitive. For a further discussion of management's performance measurements, see page 20 of Chase's 1999 Annual Report.

The table below provides a reconciliation between Chase's reported financial statements and as presented on an operating basis.

===============================================================================

==================================================================================================================================
(in millions, except per share data)
                                            SECOND QUARTER 2000                                  Second Quarter 1999
                            ------------------------------------------------     -------------------------------------------------

                            REPORTED        CREDIT       SPECIAL   OPERATING      Reported       Credit        Special   Operating
                             RESULTS         CARD         ITEMS      BASIS         Results        Card          Items      Basis
Revenue:                       (a)            (b)          (c)                       (a)           (b)            (c)
                           ----------     ---------     -------   ---------        -------      ---------     --------  ---------
Market-Sensitive           $   1,835      $     --      $    --   $   1,835       $  1,836      $    --       $    --    $  1,836
Less Market-Sensitive          3,581           242          141       3,964          3,780          246          (166)      3,860
                           ---------      --------      -------   ---------       --------      -------       --------   --------
Total Revenue                  5,416           242          141       5,799          5,616          246          (166)      5,696
Noninterest Expense            3,357            --           --       3,357          3,068           --          (100)      2,968
                           ---------      --------      -------   ---------       --------      -------       --------   --------
Operating Margin               2,059           242          141       2,442          2,548          246           (66)      2,728
Credit Costs                     332           242           --         574            388          246            --         634
                           ---------      --------      -------   ---------       --------      -------       -------    --------
Income Before
  Restructuring Costs          1,727            --          141       1,868          2,160           --           (66)      2,094
Restructuring Costs               50            --          (50)         --             --           --            --          --
                           ---------      --------      --------  ---------       --------      -------       -------    --------
Income Before Taxes            1,677            --          191       1,868          2,160           --           (66)      2,094
Tax Expense                      586            --           67         653            767           --           (24)        743
                           ---------      --------      -------   ---------       --------      -------       --------   --------
Net Income                 $   1,091      $     --      $   124   $   1,215       $  1,393      $    --       $   (42)   $  1,351
                           =========      ========      =======   =========       ========      =======       ========   ========

NET INCOME PER COMMON SHARE
---------------------------
Basic                       $  0.88                                $   0.98        $  1.10                               $   1.07
Diluted                     $  0.85                                $   0.95        $  1.06                               $   1.03

----------------------------------------------------------------------------------------------------------------------------------


                                              SIX MONTHS 2000                                      Six Months 1999
                            ------------------------------------------------     -------------------------------------------------
Revenue:
Market-Sensitive           $    4,042     $     --      $    --   $    4,042      $  3,471      $    --       $    --    $   3,471
Less Market-Sensitive           7,299          496          141        7,936         7,289          515          (166)       7,638
                           ----------     --------      -------   ----------      --------      -------       --------   ---------
Total Revenue                  11,341          496          141       11,978        10,760          515          (166)      11,109
Noninterest Expense             6,847           --           --        6,847         6,013           --          (100)       5,913
                           ----------     --------      -------   ----------      --------      -------       --------   ---------
Operating Margin                4,494          496          141        5,131         4,747          515           (66)       5,196
Credit Costs                      674          496           --        1,170           769          515            --        1,284
                           ----------     --------      -------   ----------      --------      -------       -------    ---------
Income Before
  Restructuring Costs           3,820           --          141        3,961         3,978           --           (66)       3,912
Restructuring Costs                50           --          (50)          --            --           --            --           --
                           ----------     --------      --------   ---------      --------      -------       -------    ---------
Income Before Taxes             3,770           --          191        3,961         3,978           --           (66)       3,912
Tax Expense                     1,319           --           67        1,386         1,412           --           (24)       1,388
                           ----------     --------      -------   ----------      --------      -------       --------   ---------
Net Income                 $    2,451     $     --      $   124   $    2,575      $  2,566      $    --       $   (42)   $   2,524
                           ==========     ========      =======   ==========      ========      =======       ========   =========


NET INCOME PER COMMON SHARE
---------------------------
Basic                       $  1.98                                $   2.08       $  2.01                                $    1.98
Diluted                     $  1.92                                $   2.01       $  1.95                                $    1.91
---------------------------------------------------------------------------------------------------------------------------------

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

(c) Includes restructuring costs and special items. For a description of special items, see Glossary of Terms on page 43.

===============================================================================

PART I
Item 2 (continued)


MARKET-SENSITIVE REVENUES

Market-sensitive revenues are primarily derived from the sales of the products and services of Chase's extensive Global Bank and CCP franchises. These revenues are typically more sensitive to global market factors than those produced by other Chase businesses. These factors include movements in short-term interest rates, which in turn affects the level of liquidity in the markets, the prices of tradable securities and commodities, and the near-term profitability of companies.

In the second quarter of 2000, total market-sensitive revenues were relatively flat from the same period last year and approximately $5 million above the long-term trendline of market-sensitive revenues. For the first six months of 2000, market-sensitive revenues were 16% above the 1999 same-period level. For a further discussion of Chase's market-sensitive revenues, including a discussion of Chase's trendline for its market-sensitive revenues, see pages 21-23 of the 1999 Annual Report.

===============================================================================

                                                    SECOND QUARTER                    SIX MONTHS
                                             --------------------------      ---------------------------
(in millions)                                    2000           1999              2000           1999
                                             -----------     ----------      ------------     ----------
Investment Banking Fees                       $     639       $     585       $    1,287        $    902
Trading-Related Revenue                             841             733            1,886           1,570
Securities Gains                                     57               5               71             161
Private Equity Gains                                298             513              798             838
                                              ---------       ---------       ----------       ---------
Total Market-Sensitive Revenue                $   1,835       $   1,836       $    4,042        $  3,471
                                              =========       =========       ==========       =========

===============================================================================

INVESTMENT BANKING FEES

Investment banking continued to produce strong results, with fees in the second quarter and first half of 2000 increasing 9% and 43%, respectively, from 1999. These increases were driven by record merger and acquisition advisory fees and equity underwriting fees, partially offset by a decline from last year's record loan syndication and corporate bond underwriting fees. Results in the second quarter of 2000 were driven by the large number of merger and acquisition and equity underwriting deals, in contrast to the second quarter of 1999, that was characterized by a few large loan syndication deals.

Since the beginning of this year, the merger and acquisition practice has been strong and is anticipated to grow, particularly in the European and Asian markets. Chase, in recognition of these business developments, has been deploying resources in these regions. The acquisition of Hambrecht & Quist in late 1999 enabled Chase to enter and actively participate in the New Economy equities underwriting business, a rapidly growing sector. The strong results of the first six months of 2000 were somewhat offset by lower debt underwriting fees, particularly in high-yield debt underwriting, which declined from last year's levels and that of the first quarter of this year because of the rise in interest rates and the lack of certainty in the direction of interest rates.

PART I
Item 2 (continued)


TRADING-RELATED REVENUE

Total trading revenues, including related net interest income, rose 15% to $841 million for the 2000 second quarter and rose 20% to $1.89 billion for the first half of 2000. The results reflected gains in most business products, including foreign exchange ("FX"), equities and commodities.

===============================================================================================================================
                                                                         SECOND QUARTER                    SIX MONTHS
(in millions)                                                         2000           1999              2000           1999
                                                                  -----------     ----------      ------------     -----------
Trading Revenue (a)                                                $     824        $    526       $    1,845      $    1,144
Net Interest Income Impact (b)                                            17             207               41             426
                                                                   ---------        --------       ----------       ---------
Total Trading-Related Revenue                                      $     841        $    733       $    1,886      $    1,570
                                                                   =========        ========       ==========       =========
Product Diversification:
     Interest Rate Contracts (c)                                   $     231        $    260       $      537      $      582
     Foreign Exchange Revenue (d)                                        258             218              537             417
     Equities and Commodities (e)                                        182              91              407             174
     Debt Instruments and Other (f)                                      170             164              405             397
                                                                   ---------        --------       ----------       ---------
 Total Trading-Related Revenue                                     $     841        $    733       $    1,886      $    1,570
                                                                   =========        ========       ==========       =========
------------------------------------------------------------------------------------------------------------------------------

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

===============================================================================

Revenue from interest rate contracts decreased slightly in the second quarter and first half of 2000, when compared with the prior-year's respective periods, as a result of the anticipated gradual increase in domestic interest rates in 2000, generating less volatility and fewer opportunities to realize gains. Foreign exchange revenue in the second quarter 2000 increased by $40 million, and for the first six months increased by $120 million, due to increased volatility in foreign markets and client activity. Equities and commodities revenue increased 100% in the 2000 second quarter and 134% for the first six months, in large part as a result of equity trading at Chase H&Q and an increased volume of commodity derivative transactions. The debt instruments and other category recorded strong revenue for the second quarter and first six months of 2000 as a result of market-making and client activities in emerging markets and the U.S. fixed income market.

SECURITIES GAINS

Securities investments primarily include liquid securities held in connection with Chase's treasury activities. Chase's domestic and international treasury units manage Chase's asset and liability interest rate risk. Securities gains realized in the second quarter of 2000 were $57 million, compared with $5 million in the same period in the prior year. The higher gains were realized in connection with Chase's asset/liability activities during the volatile interest rate environment of the second quarter of 2000. Securities gains in the first half of 2000 were $71 million, a 56% decrease over the same 1999 period. The decline was due to the continuing increase in market interest rates since the middle of last year, reducing the value of the securities in the portfolio.

PART I
Item 2 (continued)


PRIVATE EQUITY GAINS

Private equity gains largely result from the business of CCP, one of the world's largest and most diversified private equity investment firms. The declines in private equity gains from the respective 1999 periods were the result of lower stock prices for NASDAQ-traded securities during the early part of the 2000 second quarter, causing a reduction in the market value of these investments, in particular investments that had gone public since the second quarter of 1999.

Net gains include cash realized from the sale of both publicly-held and privately-held securities in the portfolio and unrealized changes in the market value of securities, including appreciation as a result of initial public offerings.

===============================================================================


(in millions)                                                 SECOND QUARTER                             SIX MONTHS
                                                 -----------------------------------          --------------------------------
                                                      2000                1999                     2000              1999
                                                  ------------         -----------              -----------       ---------
TOTAL INVESTMENTS
   Realized Gains (Cash)                           $      350            $     207               $      691          $  633
   Unrealized Gains (Losses)                              (52)                 306                      107             205
                                                   -----------           ---------               ----------        --------
     Total Gains                                   $      298            $     513               $      798          $  838
                                                   ==========            =========               ==========        ========

===============================================================================

The level of investments continues to grow. Direct equity investments were $1.7 billion for the first six months of 2000, compared with approximately $800 million for the same 1999 period. The growth of direct equity investments is attributable to new opportunities in several industry groups (and during the first quarter of 2000 an equity market receptive to technology and telecommunications stocks).

The carrying values of the investments recorded on Chase's financial statements are net of the interests of investors other than Chase (i.e., participations by third-party investors), and reflect liquidity discounts applied by Chase on these securities. In addition, approximately 75% of the carrying value of the portfolio consists of privately-held securities generally carried at cost, which in management's judgment, approximates fair value. The volatility in the early part of the second quarter of 2000 in the prices of NASDAQ-listed securities had no impact on the carrying value of this portion of the portfolio.

Chase believes that CCP's equity-related investments will continue to create value for the Corporation, making substantial contributions to its earnings over time. However, given the volatile nature of the public equities market, and that of the NASDAQ market in particular, Chase's reported private equity results may include significant unrealized valuation adjustments, both favorable and unfavorable, in any given quarter.

The table below shows the direct and fund investment components of Chase's portfolio, totaling $10.9 billion at June 30, 2000.

CHASE CAPITAL PARTNERS INVESTMENT PORTFOLIO

===============================================================================



(in millions)                                                         JUNE 30, 2000                         December 31, 1999
                                                           ---------------------------------        ------------------------------
                                                             CARRYING                                 Carrying
                                                               VALUE               COST                Value               Cost
                                                            -----------          ---------          ----------          ---------
Total Public Securities (209 companies)                     $     2,778          $     789          $    2,735          $     741
Total Private Direct Investments (867 companies)                  5,764              5,736               4,275              4,406
Total Private Fund Investments (373 funds)                        2,353              2,337               1,881              1,899
                                                            -----------          ---------          ----------          ---------
     Total Investment Portfolio                             $    10,895          $   8,862          $    8,891          $   7,046
                                                            ===========          =========          ==========          =========

===============================================================================

In addition, CCP manages $9.0 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to $19.9 billion. For a further discussion of CCP's business, visit the CCP web site at: www.chasecapital.com.

PART I
Item 2 (continued)


LESS MARKET-SENSITIVE REVENUE

Less market-sensitive revenues derive largely from Chase's extensive domestic consumer banking business, global services and global private banking franchises and from credit products provided to large corporate and middle-market clients. These revenues generally experience less market volatility than those global banking and CCP revenues which are characterized as market-sensitive.

Less market-sensitive revenues increased by 3% in the 2000 second quarter and by 4% in the first half of 2000, reflecting increases in trust, custody and investment management fees and fees for other financial services. These increases were partially offset by a decrease in other revenue. Net interest income ("NII") and credit card revenue remained relatively flat. For a further discussion of less market-sensitive revenues, see pages 24-26 of Chase's 1999 Annual Report.

===============================================================================

                                                                 SECOND QUARTER                         SIX MONTHS
                                                      ----------------------------------    -----------------------------------
(in millions)                                             2000         1999       Change       2000           1999       Change
                                                      ----------   ----------     ------    -----------   ----------     ------
Net Interest Income (excluding
   Trading-Related NII)                               $    2,247     $  2,279       (1)%     $    4,512     $   4,591      (2)%
Less Market-Sensitive Fee Revenue:
   Trust, Custody and Investment
     Management Fees                                         545          461       18%           1,054           875      20%
   Credit Card Revenue (a)                                   339          348       (3)%            667           676      (1)%
   Fees for Other Financial Services                         695          587       18%           1,426         1,140      25%
                                                      ----------     --------                ----------     ---------
     Total Less Market-Sensitive Fee Revenue               1,579        1,396       13%           3,147         2,691      17%
Other Revenue (a)                                            138          185      (25)%            277           356     (22)%
                                                      ----------     --------                ----------     ---------
     Total Less Market-Sensitive Revenue              $    3,964     $  3,860        3%      $    7,936     $   7,638       4%
                                                      ==========     ========                ==========     =========
--------------------------------------------------------------------------------------------------------------------------------


(a)   Presented on an operating basis.

===============================================================================

NET INTEREST INCOME

Less market-sensitive NII on an operating basis adjusts reported NII to reflect the impact of credit card securitizations and the trading-related NII that is considered part of market-sensitive revenue. The following table reconciles reported NII and less market-sensitive operating NII.

===============================================================================


                                                            SECOND QUARTER                           SIX MONTHS
                                                ------------------------------------     ----------------------------------
NET INTEREST INCOME
(in millions)                                        2000          1999       Change          2000         1999      Change
                                                ------------    -----------   ------     ------------  ----------    ------
   Reported NII                                  $    1,915      $    2,145     (11)%     $    3,876     $  4,349     (11)%
   Add Impact of Credit Card Securitizations            349             341                      677          668
   Less Trading-Related NII                             (17)           (207)                     (41)        (426)
                                                 -----------     ----------               -----------    --------
   Operating NII                                 $    2,247      $    2,279      (1)%     $    4,512     $  4,591      (2)%
                                                 ==========      ==========               ==========     ========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Reported                                      $    311.6      $   289.0        8%       $    308.5    $  289.9       6%
   Add Credit Card Securitizations                     19.7           17.7                       19.0        17.8
   Less Trading-Related Assets                        (59.0)         (51.5)                     (56.1)      (50.2)
                                                 -----------     ----------                -----------   ---------
   Managed                                       $    272.3      $   255.2        7%       $    271.4    $  257.5       5%
                                                 ==========      =========                 ==========    ========

NET YIELD ON INTEREST-EARNING ASSETS (a)
   Reported                                            2.48%          2.98%     (50) bp         2.54%        3.03%    (49) bp
   Add Impact of Securitizations                        .28            .28       --              .27          .26       1
        Impact of Trading-Related NII                   .55            .33       22              .54          .31      23
                                                 ----------      ---------                 ---------     --------
   Managed                                             3.31%          3.59%     (28) bp         3.35%        3.60%    (25) bp
                                                 ==========      =========                 =========     ========
-------------------------------------------------------------------------------------------------------------------------------

(a)  Disclosed on a taxable equivalent basis.

bp   Denotes basis points; 100 bp equals 1%.

===============================================================================

PART I
Item 2 (continued)

For the second quarter and first six months of 2000, reported NII declined 11% when compared with each of the same periods in 1999, while operating NII declined only slightly in each period of 2000. Reported NII during 2000 has been adversely affected by a decline in trading-related NII as earning assets held to support Chase's trading businesses yielded minimal net interest income (see Trading-Related Revenue on page 16). Also affecting both reported and operating NII in the first six months of 2000 was a $100 million decrease in the estimated auto lease residual value, which was accounted for as a reduction in net interest income in the first quarter of 2000. This adjustment in the estimated auto lease residual value addressed exposure to potential losses on maturing leases as a result of a decline in the market value of autos returned by lessees at lease termination.

Managed average interest-earning assets increased 7% and 5%, respectively, from the 1999 second quarter and first six months. Contributing to the increases in both periods were higher amounts of liquid assets, domestic consumer loans (primarily residential mortgages) and domestic commercial loans. Partially offsetting these increases was a decline in the average foreign commercial loan portfolio, as Chase reduced its exposure to emerging markets throughout 1999.

The net yield on a managed basis decreased 28 basis points in the 2000 second quarter and 25 basis points in the 2000 first six months. The rising interest rate environment that began in the second half of 1999 resulted in generally narrower spreads, particularly in the consumer sector (notably credit cards). Additionally, as a result of decreases in the volume of interest-free funds (noninterest-bearing funds which support interest-earning assets), interest-free funds contributed 4 basis points less to the net yield in the second quarter of 2000 than in the second quarter of 1999, and contributed 8 basis points less in the first half of 2000 than in the first half of 1999.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES

Trust, custody and investment management fees rose to a record level of $545 million in the second quarter of 2000, which was 7% above the 2000 first quarter (the previous record high) and 18% above the prior year's quarter. The two consecutive quarters have resulted in a 20% increase in fees from the 1999 first six months, resulting in record levels for these businesses. These results were attributable to growth in the values of assets under custody and investment management and an increase in flows of investments to foreign markets (where the safekeeping of securities is most profitable).

===============================================================================



                                                                          SECOND QUARTER                       SIX MONTHS
                                                                  ---------------------------        ---------------------------
(in millions)                                                         2000            1999               2000            1999
                                                                  -----------      ----------        ----------        ---------
TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES
   Institutional (a)                                              $     345        $   281           $      653           $  531
   Personal (b)                                                         147            127                  288              247
   Mutual Funds (c)                                                      39             37                   79               71
   Other Trust Fees                                                      14             16                   34               26
                                                                  ---------        -------           ----------        ---------
     Total                                                        $     545        $   461           $    1,054           $  875
                                                                  =========        =======           ==========        =========

===============================================================================


(a) Represents fees for trustee, agency, registrar, securities-lending and broker clearing, custody and maintenance of securities.

(b) Represents fees for trustee, estate, custody, advisory and investment management services.

(c) Represents investment management, administrative, custody and other fees in connection with Chase's proprietary global mutual funds.

===============================================================================

The following table shows the growth in Chase's assets under custody and under management.

===============================================================================


                                      ASSETS UNDER ADMINISTRATION/CUSTODY                        ASSETS UNDER MANAGEMENT
                                      -----------------------------------                        -----------------------
June 30, (in billions)                     2000                  1999                                2000             1999
                                        ----------            ----------                         ----------         ---------
    Institutional                       $    5,660            $    4,882                         $     133          $     107
    Personal                                   115                   111                                55                 51
    Mutual Funds                                50                    43                                62                 55
                                        ----------            ----------                         ---------          ---------
       Total                            $    5,825            $    5,036                         $     250          $     213
                                        ==========            ==========                         =========          =========


===============================================================================

PART I
Item 2 (continued)

CREDIT CARD REVENUE

Credit card revenues include interchange income; late, cash advance, annual and overlimit fees; and servicing fees associated with the securitization of credit cards. Credit card revenue on an operating basis declined slightly from both the second quarter and first half of 1999. The declines were driven by lower late fees as a result of a reduction in customer delinquencies as demonstrated by a more than 70 bp improvement in the managed net charge-off ratios for both periods. The decrease in late fees was partially offset by an increase in interchange income (transaction processing fees) associated with higher customer purchase volumes.

The following table reconciles Chase's reported credit card revenue and operating credit card revenue, which excludes the impact of credit card securitizations.

===============================================================================


                                                                          SECOND QUARTER                       SIX MONTHS
                                                                  ---------------------------        ----------------------------
(in millions)                                                         2000            1999               2000              1999
                                                                  -----------      ----------        ----------        ----------
Reported Credit Card Revenue                                      $     443        $   438           $     840         $     817
Less Impact of Credit Card Securitizations                             (104)           (90)               (173)             (141)
                                                                  ----------       -------           ----------        ---------
Operating Credit Card Revenue                                     $     339        $   348           $     667         $     676
                                                                  =========        =======           =========         =========

===============================================================================

FEES FOR OTHER FINANCIAL SERVICES

Fees for other financial services in the second quarter of 2000 increased 18%, when compared with the same period in the prior year. In the first six months of 2000, the fees grew by 25% relative to 1999. The table below provides the significant components of fees for other financial services.

===============================================================================



                                                                          SECOND QUARTER                       SIX MONTHS
                                                                  ---------------------------        ----------------------------
(in millions)                                                         2000            1999               2000              1999
                                                                  -----------      ----------        ----------        ----------
   Mortgage Servicing Fees                                        $     131        $    77           $      281        $     142
   Service Charges on Deposit Accounts                                  103             96                  202              185
   Fees in Lieu of Compensating Balances                                 88             94                  175              181
   Brokerage and Investment Services                                     76             50                  183               93
   Commissions on Letters of Credit and Acceptances                      61             69                  128              138
   Insurance Fees                                                        47             41                   96               80
   Loan Commitment Fees                                                  38             36                   72               67
   Other Fees                                                           151            124                  289              254
                                                                  ---------        -------           ----------        ---------
     Total                                                        $     695        $   587           $    1,426        $   1,140
                                                                  =========        =======           ==========        =========


===============================================================================

MORTGAGE SERVICING FEES in the 2000 second quarter and first six months increased by 70% and 98%, respectively, from the same periods in 1999. The increases were due to a larger servicing portfolio and a lower amortization rate on mortgage servicing rights. The servicing portfolio increased 36% from last year's second quarter as a result of the acquisition of the Mellon Bank Corporation mortgage servicing business at the end of the third quarter of 1999, coupled with lower loan prepayments in the core portfolio. Starting in the latter part of the second quarter of 1999, mortgage interest rates began to rise, which has had the effect of reducing the prepayment rates on mortgage loans which, in turn, has lowered the amortization rate of mortgage servicing rights.

PART I
Item 2 (continued)

SERVICE CHARGES ON DEPOSITS increased 7% during the second quarter of 2000 and 9% during the first half of 2000, reflecting the benefits of selected pricing initiatives.

BROKERAGE AND INVESTMENT SERVICES rose 52% from the 1999 second quarter and 97% from the first half of 1999. The increase was due to significant increases in both daily trading volume and the number of new customers at Brown & Company, coupled with the acquisition of H&Q in the fourth quarter of 1999. The trading volume at Brown & Co. in the second quarter of 2000 was up to 46,000 trades per day compared with 33,000 trades per day in the same quarter of 1999.

INSURANCE FEES include fees from credit-related products (such as insuring the payment of credit card and auto loans in the event of loss of life, disability and other catastrophic events) as well as from non-credit-related products (such as life, health and property insurance, and annuities). In the 2000 second quarter, insurance fees were 15% higher than the 1999 second quarter and 20% higher than the 1999 first six months, primarily due to higher annuity sales and new business relating to life and health insurance.

OTHER FEES in 2000 increased 22% from the 1999 second quarter and 14% from the first half of 1999, reflecting higher interchange fees related to a larger volume of debit card transactions and a general increase in the other fee-generating activities at several businesses.

OTHER REVENUE

===============================================================================


                                                                             SECOND QUARTER                    SIX MONTHS
                                                                       --------------------------       ------------------------
(in millions)                                                             2000            1999             2000          1999
                                                                       -----------    -----------       ----------    ----------
Residential Mortgage Origination/Sales Activities                      $      41       $     88         $    85       $    180
All Other Revenue                                                             97             97             192            176
                                                                       ---------       --------         -------       --------
    Operating Other Revenue                                                  138            185             277            356
Loss on Economic Hedge of the Flemings Purchase Price                       (141)            --            (141)            --
Gains on Sales of Nonstrategic Assets                                         --            166              --            166
Other Revenue - Credit Card Securitizations                                    3              5               8             12
                                                                       ---------       --------         -------       --------
    Reported Other Revenue                                             $      --       $    356         $   144       $    534
                                                                       =========       ========         =======       ========


===============================================================================

RESIDENTIAL MORTGAGE ACTIVITIES (which include origination and sales of loans and selective dispositions of mortgage servicing rights) in both the second quarter and first six months of 2000 declined 53%, reflecting the impact of the rising interest rate environment in 2000 that unfavorably affected origination volume and gains on loan sales.

ALL OTHER REVENUE remained flat in the second quarter of this year compared with the same period in 1999, but was $16 million higher than the first six months of 1999, reflecting the increase in revenues from auto operating leases. The increase for the first half of 2000 was partially offset by a decrease in revenue from the Octagon Investment Fund (which was established in early 1998 and was substantially sold to investors in late 1999) and lower gains from the sale of student loans in 2000.

The second quarter and six month results include a $141 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition (the offsetting appreciation in the dollar versus pound sterling exchange rate will be reflected as a reduction in the purchase price and corresponding goodwill). Results for the 1999 second quarter and first six months included $166 million in gains from sales of nonstrategic assets, of which $95 million was from the sale of a building and $71 million was from the sale of branches in Texas.

Part I
Item 2 (continued)


NONINTEREST EXPENSE

Total operating noninterest expenses increased 13% in the second quarter of 2000 and 16% in the first half of 2000, when compared with the same periods in 1999. These increases reflected higher incentives related to market-sensitive revenues in the Global Bank, including the acquisition of H&Q in late 1999. The management of operating noninterest expense to support revenue growth is an important objective of Chase's management.

Reported noninterest expense for 2000 included $50 million of nonaccruable restructuring costs associated with previously announced relocation programs, while in 1999 it included a special contribution to The Chase Manhattan Foundation.

===============================================================================



(in millions, except ratios)                                              SECOND QUARTER                       SIX MONTHS
                                                                  -----------------------------      ---------------------------
                                                                      2000            1999               2000              1999
                                                                  -----------      ----------        ----------        ----------
Salaries                                                          $    1,614       $   1,416         $    3,367        $   2,800
Employee Benefits                                                        252             238                539              493
Occupancy Expense                                                        216             206                442              424
Equipment Expense                                                        274             239                559              482
Other Expense                                                          1,001             869              1,940            1,714
                                                                  ----------       ---------         ----------        ---------
   Operating Noninterest Expense                                       3,357           2,968              6,847            5,913
Restructuring Costs                                                       50              --                 50               --
Special Contribution to the Foundation                                   -               100                -                100
                                                                  ----------       ---------         ----------        ---------
   Reported Noninterest Expense                                   $    3,407       $   3,068         $    6,897        $   6,013
                                                                  ==========       =========         ==========        =========


Operating Overhead Ratio (a)                                              58%             52%                57%              53%
Cash Operating Overhead Ratio (a) (b)                                     56%             51%                56%              52%

----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes costs associated with REIT and the impact of credit card securitizations.

(b) Excludes the impact of amortization of goodwill and certain other intangibles.

===============================================================================

SALARIES AND EMPLOYEE BENEFITS

The increases in salaries and employee benefits from the second quarter and first half of 1999 were due to higher incentives, primarily driven by growth in investment banking and trading revenues and the net addition of over 700 full-time equivalent employees. The higher headcount was attributable to the acquisition of H&Q and a mortgage servicing business, partly offset by the impact of staff reductions related to initiatives to streamline support functions and realign business activities in selected areas.

===============================================================================

FULL-TIME EQUIVALENT EMPLOYEES                                      JUNE 30,           June 30,
                                                                        2000               1999
                                                                ------------       ------------
Domestic Offices                                                     62,273              62,300
Foreign Offices                                                      11,834              11,105
                                                                    --------            -------
     Total Full-Time Equivalent Employees                            74,107              73,405
                                                                   ========             =======

===============================================================================


OCCUPANCY AND EQUIPMENT EXPENSE

Occupancy expense increased over both 1999 periods primarily due to increased leasing costs related to existing domestic and overseas office spaces, coupled with business expansions and acquisitions in the second half of 1999. Equipment expense rose in both 2000 periods as a result of greater depreciation expense relating to the capitalization of more advanced hardware systems, as well as higher costs for additional software to support ongoing internet business projects throughout various business areas of Chase.

OTHER EXPENSE

Operating other expense (excluding the special contribution to The Chase Manhattan Foundation) rose 15% from the second quarter of 1999 and 13% from the first half of 1999. The following table presents the components of other expense:

Part I
Item 2 (continued)


===============================================================================


 (in millions)                                                            SECOND QUARTER                       SIX MONTHS
                                                                  -----------------------------      ---------------------------
                                                                      2000            1999               2000              1999
                                                                  -----------      ----------        ----------        ----------
     Professional Services                                        $      186       $     178         $      357        $     340
     Marketing Expense                                                   121             114                221              228
     Telecommunications                                                   99              97                204              188
     Amortization of Intangibles                                          84              76                169              149
     Travel and Entertainment                                             81              59                143              109
     Minority Interest (a)                                                18              12                 30               25
     Foreclosed Property Expense                                          (3)              3                 (3)               8
     Special Contribution to the Foundation                               --             100                 --              100
     All Other                                                           415             330                819              667
                                                                  ----------       ---------         ----------        ---------
       Total                                                      $    1,001       $     969         $    1,940        $   1,814
                                                                  ==========       =========         ==========        =========

===============================================================================

(a) Includes REIT minority interest expense of $11 million in each quarter and $22 million in each six months.

===============================================================================


The increase in PROFESSIONAL SERVICES for the second quarter and first half of 2000 reflected higher management and systems consultant costs associated with the development of Chase's internet initiatives and the impact of the H&Q acquisition. The spending on internet projects was partly offset by reduced expenditures related to completed Y2K efforts. MARKETING expense increased in the 2000 second quarter but decreased in the first half of 2000, when compared to the same 1999 periods, as a result of the timing differences of various media campaigns. TELECOMMUNICATIONS rose due to higher market data usage stemming from growth in business volume at Chase's Global Bank franchises and the addition of Chase H&Q. AMORTIZATION OF INTANGIBLES increased in connection with the acquisitions in 1999, in particular, H&Q. TRAVEL AND ENTERTAINMENT increased mainly as a result of higher expenses at both domestic and overseas units and the impact of Chase H&Q. ALL OTHER EXPENSE rose reflecting the impact of Chase H&Q and higher employee-related expenditures, such as domestic relocation and executive search/recruitment expenses.

RESTRUCTURING COSTS

In the 1999 fourth quarter, Chase began a process of long-term strategic restructuring initiatives, such as the announced relocation of operations to lower cost locations, and other business initiatives, such as the consolidation of operations. Chase incurred a $175 million restructuring charge in connection with these initiatives. For a further discussion of Chase's restructuring costs, refer to Note 12 and page 28 of Chase's 1999 Annual Report and Note 4 of this Form 10-Q.

Chase is continuing to focus on its future expense management and additional relocation initiatives and business initiatives are expected to be announced during the remainder of 2000 and into 2001.

CREDIT COSTS

Credit costs include credit losses related to Chase's securitized credit card loans. The following table shows the components of credit costs:

===============================================================================


                                                                          SECOND QUARTER                       SIX MONTHS
                                                                   ---------------------------       ----------------------------
(in millions)                                                          2000            1999              2000              1999
                                                                   -----------      ----------       ----------        ----------
Provision for Loan Losses                                            $    332       $     388        $      674        $     769
Credit Costs Associated with Credit Card Securitizations                  242             246               496              515
                                                                     --------       ---------        ----------        ---------
Operating Credit Costs                                               $    574       $     634        $    1,170        $   1,284
                                                                     ========       =========        ==========        =========

===============================================================================

Credit costs in the second quarter and first half of 2000 decreased $60 million and $114 million, respectively, from the 1999 levels, primarily due to lower credit losses in the consumer portfolio, primarily credit cards.

INCOME TAXES

Chase recognized income tax expense of $586 million in the second quarter of 2000, compared with $767 million in the second quarter of 1999. For the first half of 2000, Chase recorded income tax expense of $1.3 billion compared with $1.4 billion for the first half of 1999. The effective tax rates were 34.9% in the 2000 second quarter and 35.0% for the 2000 first six months, compared with 35.5% in both 1999 periods. The continued improvement in the effective tax rate was the result of tax planning initiatives.

Part I
Item 2 (continued)

-------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS

-------------------------------------------------------------------------------

The table below provides summary financial information on an operating basis for Chase's four major business franchises. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization. For example, commencing with the second quarter of 2000, results for Chase Capital Partners ("CCP") are disclosed separately from the remainder of the Global Bank. In addition, the private equity business of Chase H&Q has been moved to CCP from Global Investment Banking.

For a description of the basis of presentation that management uses to measure and evaluate business unit profitability, see page 20 of the 1999 Annual Report.

===============================================================================




                                                     GLOBAL BANK (a)                            CHASE CAPITAL PARTNERS
                                          ----------------------------------------    ---------------------------------------------
SECOND QUARTER                                2000         Over/(Under)     1999             2000        Over/(Under)       1999
-----------------------------------------------------------------------------------------------------------------------------------
(in millions, except ratios)
Operating Revenue                        $    2,257       $    217            11%      $       249        $    (254)        (50)%
Operating Earnings                              540            (19)           (3)              128             (169)        (57)
Cash Operating Earnings (b)                     559            (12)           (2)              130             (167)        (56)
Average Common Equity                         9,485             66             1             6,297            2,492          65
Average Managed Assets                      240,129         20,649             9            11,780            4,172          55
Shareholder Value Added                         246            (12)           (5)              (78)            (249)         NM
Cash Return on Common Equity                   23.4%                         (60) bp           8.0%                      (2,300) bp
Cash Overhead Ratio                              58                          700                20                        1,200

                                                 NATIONAL CONSUMER SERVICES                        GLOBAL SERVICES
                                        -------------------------------------------   --------------------------------------------
                                              2000         Over/(Under)     1999             2000        Over/(Under)       1999
                                        ------------------------------------------------------------------------------------------

Operating Revenue                        $    2,507       $     34             1%      $       877        $     106          14%
Operating Earnings                              406             32             9               147               27          23
Cash Operating Earnings (b)                     443             27             6               163               27          20
Average Common Equity                         8,117            483             6             2,677             (176)         (6)
Average Managed Assets                      144,259         15,345            12            15,737             (767)         (5)
Shareholder Value Added                         175             13             8                75               34          83
Cash Return on Common Equity                   21.7%                          20 bp           24.2%                         540 bp
Cash Overhead Ratio                              51                          100                71                         (100)

-----------------------------------------------------------------------------------------------------------------------------------

                                                        GLOBAL BANK (a)                           CHASE CAPITAL PARTNERS
                                         --------------------------------------------    ------------------------------------------
SIX MONTHS                                    2000         Over/(Under)     1999             2000        Over/(Under)       1999
-----------------------------------------------------------------------------------------------------------------------------------
 (in millions, except ratios)
Operating Revenue                        $    4,833     $      700            17%       $       698      $      (110)       (14)%
Operating Earnings                            1,235             69             6                367             (102)       (22)
Cash Operating Earnings (b)                   1,272             84             7                370              (99)       (21)
Average Common Equity                         9,564            (12)           --              6,154            2,473         67
Average Managed Assets                      238,854         15,910             7             11,601            4,134         55
Shareholder Value Added                         642             86            15                (35)            (261)        NM
Cash Return on Common Equity                  26.5%                          180 bp            11.9%                     (1,350) bp
Cash Overhead Ratio                              56                          600                 18                         900

                                                NATIONAL CONSUMER SERVICES                         GLOBAL SERVICES
                                          ----------------------------------------    ---------------------------------------------
                                              2000         Over/(Under)     1999             2000        Over/(Under)       1999
                                        ------------------------------------------------------------------------------------------

Operating Revenue                        $    4,899       $     24             --%     $     1,726        $     231          15%
Operating Earnings                              721             (6)           (1)              281               68          32
Cash Operating Earnings (b)                     795            (15)           (2)              313               69          28
Average Common Equity                         8,114            498             7             2,701             (196)         (7)
Average Managed Assets                      142,766         15,393            12            15,744             (982)         (6)
Shareholder Value Added                         260            (47)          (15)              135               82         155
Cash Return on Common Equity                   19.4%                        (170) bp          23.0%                         630 bp
Cash Overhead Ratio                              53                          300                72                         (200)

-----------------------------------------------------------------------------------------------------------------------------------



(a)  Excludes Chase Capital Partners.

(b) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain other intangibles.

bp - Denotes basis points; 100bp equals 1%.

===============================================================================

Part I
Item 2 (continued)


GLOBAL BANK (EXCLUDING CHASE CAPITAL PARTNERS)

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

Operating revenues in the Global Bank in the second quarter of 2000 increased 11% from the second quarter of 1999. Cash operating earnings and Shareholder Value Added declined 2% and 5%, respectively, from the second quarter of 1999, reflecting increased cash expenses. Cash expenses of $1.32 billion in the second quarter of 2000 increased 26% from the second quarter of last year, but were $60 million lower than in the first quarter of 2000. The principal reasons for the increase were higher incentives related to the growth in market-sensitive revenues and the acquisition of H&Q. In the first half of 2000, operating revenues, cash operating earnings, and Shareholder Value Added increased 17%, 7% and 15%, respectively, reflecting strong investment and private banking results. For a further discussion of Global Bank's products, see the Revenue discussion beginning on page 15.

The following table sets forth certain key financial performance measures of the businesses within the Global Bank.

===============================================================================


(in millions, except ratios)
SECOND QUARTER                                             2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ---------------------------------------------
                                                           CASH           CASH                             Cash            Cash
                                        OPERATING        OPERATING      OVERHEAD         Operating       Operating       Overhead
                                        REVENUES         EARNINGS         RATIO          Revenues        Earnings          Ratio
                                        --------         --------         -----          --------        --------          -----
Global Markets                         $      996      $      294          55%              (1)%          (10)%            600 bp
Global Investment Banking                     650             121          68               37              5            1,000
Corporate Lending and
   Portfolio Management                       363             125          29               (3)            (3)             100
Global Private Bank                           285              56          66               33             44             (200)
Other Global Bank (a)                         (37)            (37)         NM               NM             NM               NM
                                       -----------     -----------
Total                                  $    2,257      $      559          58%              11%            (2)%            700 bp
                                       ==========      ==========

SIX MONTHS

Global Markets                         $    2,233      $      714          51%              (3)%          (11)%            700 bp
Global Investment Banking                   1,312             243          68               86            106             (300)
Corporate Lending and
   Portfolio Management                       733             257          29               (3)            (3)             200
Global Private Bank                           614             132          64               46             67             (300)
Other Global Bank (a)                         (59)            (74)         NM               NM             NM               NM
                                       -----------     -----------
Total                                  $    4,833      $    1,272        56%                 17%             7%             600 bp
                                       ==========      ==========

----------------------------------------------------------------------------------------------------------------------------------

(a) Other Global Bank includes Chase's Global Asset Management and Mutual Funds businesses and discontinued operations.

NM   Not meaningful.

bp   Denotes basis points; 100 bp equals 1%.

===============================================================================



For a discussion of the profiles for each business within the Global Bank, see page 31 of Chase's 1999 Annual Report. The following discussion focuses on the financial highlights of each business for the second quarter and first six months of 2000.

Part I
Item 2 (continued)

GLOBAL MARKETS

Operating revenues for Global Markets, although slightly lower than in the second quarter and first six months of 1999, remained strong during 2000. Total trading revenues, including related net interest income, rose 15% to $841 million in the 2000 second quarter and rose 20% to $1.9 billion for the first half of 2000, driven by foreign exchange and equity and commodities trading. Cash operating earnings decreased 10% in the 2000 second quarter, and declined 11% for the first six months of 2000, due to higher incentives and other expenses.

Chase's treasury businesses are managed through a "total return" discipline, which measures economic value-added by capturing both realized income (securities gains and net interest income) and unrealized gains or losses on assets and liabilities. The total return (pre-tax before expenses) from the interest rate risk management activities of the treasury units amounted to $300 million for the second quarter 2000 and $526 million for the first half of 2000, compared with $(11) million and $240 million, respectively, for the same periods in 1999.

GLOBAL INVESTMENT BANKING

Revenues and cash operating earnings for the Global Investment Bank increased 37% and 5%, respectively, in the 2000 second quarter when compared with the 1999 second quarter. When combined with the particularly strong 2000 first quarter, revenues and cash operating earnings rose 86% and 106%, respectively, in the first half of 2000. These results were driven by record merger and acquisition advisory fees and equity underwriting fees, partially offset by a decline from last year's particularly strong loan syndication and corporate bond underwriting fees.

CORPORATE LENDING AND PORTFOLIO MANAGEMENT

Corporate Lending and Portfolio Management revenues and cash operating earnings each declined in the second quarter and first six months of 2000, when compared with the same periods in 1999, as a result of the effect of lower average loan levels (due to securitizations), partially offset by higher lending-related fees.

GLOBAL PRIVATE BANK

Global Private Bank revenues increased to $285 million in the second quarter of 2000, a 33% increase from the same period a year ago. For the first half of 2000, revenues increased 46% and cash operating earnings increased 67% from the same prior-year period. The revenue increases for both periods were due to broad-based growth globally and the inclusion of revenues from the Executive Financial Services Division at Chase H&Q. As of June 30, 2000, the Global Private Bank had over $170 billion in client assets under management.

CHASE CAPITAL PARTNERS

Chase Capital Partners is one of the world's largest and most diversified private equity investment firms with approximately $10.9 billion in direct and fund investments. In addition, CCP manages $9 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to $19.9 billion.

===============================================================================



CHASE CAPITAL PARTNERS                                     2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ---------------------------------------------
(in millions, except ratios)                              CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------        -----           --------        --------          -----
Second Quarter                         $      249       $    130         20%              (50)%            (56)%           1,200 bp
Six Months                                    698            370         18               (14)             (21)              900

----------------------------------------------------------------------------------------------------------------------------------

bp  Denotes basis points; 100 bp equals 1%.

===============================================================================


Operating revenues and cash operating earnings decreased 50% and 56%, respectively, in the 2000 second quarter as a result of the lower stock prices for NASDAQ-traded securities during the early part of the quarter, which principally affected the publicly-held securities within CCP's investment portfolio (approximately 25% of the total portfolio). Revenues and cash operating earnings declined 14% and 21%, respectively, in the first six months of 2000, principally due to the market declines of the 2000 second quarter, partially offset by cash gains from the sales of securities.

Part I
Item 2 (continued)

NATIONAL CONSUMER SERVICES

National Consumer Services serves over 30 million customers nationwide offering a wide variety of financial products and services through a diverse array of distribution channels. NCS is focused on delivering financial solutions to consumers, as well as middle market and small businesses, across the U.S. Financial solutions are delivered through distribution channels that include branch and ATM networks, internet banking, telephone and direct mail.

Operating revenues for National Consumer Services increased to $2.5 billion, an increase of 1% over the second quarter of 1999. Cash operating earnings of $443 million increased by 6% for the second quarter of 2000. This increase was driven by regional banking, the retail investment businesses, and middle market banking, partially offset by continuing weak origination volumes and pressures on credit card margins due to rising interest rates. Operating revenues for the first six months of 2000 were flat when compared with the first six months of 1999; cash operating earnings were 2% lower than the same period in 1999. The first quarter of 2000 included a $100 million decrease in auto lease residual values, which was accounted for as a reduction in net interest income.

Results for NCS over the remainder of 2000 are expected to reflect the benefits of expense management, good credit quality and moderating revenue growth. Management expects that results for NCS in the second half of this year will be similar to the first half.

The following table sets forth certain key financial performance measures of the businesses within NCS.

===============================================================================


SECOND QUARTER                                             2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ---------------------------------------------
(in millions, except ratios)                              CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------        -----           --------        --------          -----
Chase Cardmember Services              $      941       $    133         36%              (6)%              3%             200 bp
Regional Banking Group                        647            123          65               11               26            (500)
Chase Home Finance                            318             74          60                8               --             400
Diversified Consumer Services                 281             40          60               (1)              (2)            300
Middle Markets                                270             63          55                4               11            (100)
Other NCS                                      50             10          NM               NM               NM              NM
                                       ----------       --------
Total                                  $    2,507       $    443         51%                1%              6%             100 bp
                                       ==========       ========

----------------------------------------------------------------------------------------------------------------------------------


SIX MONTHS                                                 2000                                     Over/(Under) 1999
                                     ---------------------------------------------   ---------------------------------------------
(in millions, except ratios)                              CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------        -----           --------        --------          -----

Chase Cardmember Services              $    1,883       $    238         36%              (5)%              (2)%           200 bp
Regional Banking Group                      1,268            240          66               10               25            (400)
Chase Home Finance                            642            143          61               12                2             400
Diversified Consumer Services                 479             28          69              (12)             (63)          1,200
Middle Markets                                538            126          55                7               19            (300)
Other NCS                                      89             20          NM               NM               NM              NM
                                       ----------       --------
Total                                  $    4,899       $    795         53%               -- %             (2)%           300 bp
                                       ==========       ========

----------------------------------------------------------------------------------------------------------------------------------

NM  Not meaningful.
bp  Denotes basis points; 100 bp equals 1%.

===============================================================================

For a discussion of the profiles for each business within NCS, see page 33 of Chase's 1999 Annual Report. The following discussion focuses on the 2000 second quarter and first six months financial highlights of each business.

PART I
Item 2 (continued)


CHASE CARDMEMBER SERVICES

Cash operating earnings for Chase Cardmember Services for the second quarter of 2000 were up 3% when compared with the second quarter of 1999, reflecting significantly improved credit quality. Expenses were down in the second quarter despite higher technology and e-commerce investments. Operating revenues declined in the second quarter and first half of 2000, reflecting reduced net interest spreads due to rising interest rates and a lower level of late and overlimit fees, partly offset by higher consumer purchase volumes.

REGIONAL BANKING GROUP

Regional Banking Group revenues rose 11% from the second quarter of 1999 and cash operating earnings grew by 26%, with similar increases in revenues and cash operating earnings from the first six months of 1999, reflecting higher deposit levels in the small business sector, the benefit from higher interest rates, growth in fees and disciplined expense management.

CHASE HOME FINANCE

Chase Home Finance revenues increased to $318 million, an 8% increase from second quarter of 1999, and rose to $642 million, a 12% increase from the first six months of 1999. Cash operating earnings were flat compared with the 1999 second quarter, and increased 2% when compared with the first six months of 1999. Growth in servicing fee income for both 2000 periods was partially offset by declines in mortgage production activities due to the rising interest rate environment. Origination volume declined in the first half of 2000, when compared with the 1999 level, as a result of the rising interest rate environment. Originations (residential, home equity and manufactured housing) for the quarter were $18.2 billion and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels.

DIVERSIFIED CONSUMER SERVICES

Revenues from Diversified Consumer Services were $281 million in the second quarter of 2000, a 1% decrease from the same quarter in 1999. Continued growth in the investment businesses were partially offset by the effect of higher interest rates and weak auto lease origination activity. Additionally, as a result of a $100 million decrease in the estimated auto lease residual value in the 2000 first quarter, operating revenues and cash operating earnings declined 12% and 63%, respectively, in the first six months of 2000. Revenues from the advice-based investment business rose to $129 million for the first six months of 2000, an 11% increase when compared with the same period last year.

MIDDLE MARKETS

Middle Market revenues were $270 million, an increase of 4% from the second quarter of 1999, and were $538 million, an increase of 7% from the first six months of 1999. Cash operating earnings increased 11% over the prior-year quarter and 19% over the prior-year six months. These results reflect disciplined expense management, continued strength in new business and financing activities during 2000, and higher deposit volumes and spreads.

PART I
Item 2 (continued)

GLOBAL SERVICES

Global Services is a recognized leader in information and transaction processing services, moving trillions of dollars daily in securities and cash for its wholesale customers. For a discussion of the profiles for each business within Global Services, see page 34 of Chase's 1999 Annual Report.


==================================================================================================================================

GLOBAL SERVICES                                            2000                                     Over/(Under) 1999
(in millions, except ratios)         ---------------------------------------------   ---------------------------------------------
                                                          CASH           CASH                              Cash            Cash
                                        OPERATING       OPERATING      OVERHEAD          Operating      Operating        Overhead
                                        REVENUES         EARNINGS        RATIO           Revenues        Earnings          Ratio
                                        --------         --------        -----           --------        --------          -----
Second Quarter                         $      877       $    163          71%              14%              20%            (100) bp
Six Months                                  1,726            313          72               15               28             (200)


----------------------------------------------------------------------------------------------------------------------------------
bp  Denotes basis points; 100 bp equals 1%.
==================================================================================================================================


In the second quarter of 2000, Global Services' operating revenues increased 14% over the prior-year quarter to $877 million, reflecting increased activity in all of its businesses. Cash operating earnings for Global Services for the second quarter of 2000 increased 20% when compared with the 1999 second quarter. Shareholder Value added increased to $75 million, an 83% increase over the prior year quarter. In the first half of 2000, operating revenues, cash operating earnings and Shareholder Value Added increased 15%, 28% and 155%, respectively.

Global Investor Services, Chase's custody business, experienced an 18% and 23% rise in operating revenues in the second quarter and first six months of 2000, respectively, when compared with the same periods a year ago. During the 2000 second quarter, total assets under custody grew 16%, with cross-border assets under custody increasing 29%, when compared with the 1999 second quarter. Operating revenues at Capital Markets Fiduciary Services, Chase's institutional trust business, increased 14% from the 1999 second quarter and 21% from the 1999 first six months, reflecting continued growth through expansion into new markets and the benefit of servicing structured issues (asset-and mortgage-backed securities transactions) in the U.S. as well as Europe. Operating revenues at Chase Treasury Solutions, Chase's cash management and payments business, increased 8% in the 2000 second quarter and increased 5% in the 2000 first half, when compared with the prior-year periods, benefiting from rising rates and the resulting impact on balances maintained by customers.

SUPPORT UNITS AND CORPORATE

Support Units include Chase.com, Chase Business Services and Technology Solutions. For a further discussion of the business profile of these support units, see page 35 of Chase's 1999 Annual Report.

Corporate includes the effects remaining at the corporate level after the implementation of management accounting policies. For the second quarter of 2000 and 1999, Corporate and the other support units had cash operating earnings of $4 million and $7 million, respectively. For the first six months of 2000 and 1999, there was a cash operating loss of $6 million and $38 million, respectively, for these units. Chase utilizes an internal expense allocation process that aligns the cost of each of its operational and staff support services with the respective revenue-generating business. This allows Chase to evaluate the performance of each of its businesses on a fully allocated basis.

PART I
Item 2 (continued)


-----------------------------------------------------------------------------

CREDIT RISK MANAGEMENT
-----------------------------------------------------------------------------

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 37-44 and 62-64 of Chase's 1999 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

=============================================================================

                                                                                                          PAST DUE 90 DAYS & OVER
                                              CREDIT-RELATED ASSETS          NONPERFORMING ASSETS               AND ACCRUING
                                         ----------------------------   -----------------------------    -------------------------
(in millions)                               JUNE  30,       Dec 31,       JUNE  30,         Dec 31,       JUNE  30,      Dec 31,
CONSUMER LOANS:                                  2000          1999            2000           1999             2000         1999
                                                 ----          ----            ----           ----             ----         ----
Domestic Consumer:
  1-4 Family Residential Mortgages        $     47,557  $    44,262      $     269        $    286         $     --      $    --
  Credit Card - Reported                        12,095       15,633             33 (b)          40 (b)          216          280
  Credit Card Securitizations (a)               19,861       17,939             --              --              324          348
                                          ------------  -----------      ---------        --------         --------          ---
  Credit Card - Managed                         31,956       33,572             33              40              540          628
  Auto Financings                               18,788       18,442             70              83                1            2
  Other Consumer                                 6,399        6,902              4               7               51           65
                                          ------------  -----------      ---------        --------         --------     --------
Total Domestic Consumer                        104,700      103,178            376             416              592          695
Foreign Consumer                                 2,928        2,800             25              22               10           15
                                          ------------  -----------      ---------        --------         --------     --------
TOTAL CONSUMER LOANS                           107,628      105,978            401             438              602          710
                                          ------------  -----------      ---------        --------         --------     --------
COMMERCIAL LOANS:
Domestic Commercial:

  Commercial and Industrial                     50,135       48,097            499             380               69           23
  Commercial Real Estate                         3,070        3,636             42              51               13            5
  Financial Institutions                         6,689        4,211             11              12               --           --
                                          ------------  -----------      ---------        --------         --------     --------
Total Domestic Commercial                       59,894       55,944            552             443               82           28
Foreign Commercial:
  Commercial and Industrial                     26,323       25,179            747             642               --            4
  Commercial Real Estate                           233          125             --              --               --           --
  Financial Institutions                         3,275        3,598             18              96               20           20
  Foreign Governments                            2,680        3,274             34              41               --           --
                                          ------------  -----------      ---------        --------         --------     --------
Total Foreign Commercial                        32,511       32,176            799             779               20           24
                                          ------------  -----------      ---------        --------         --------     --------
TOTAL COMMERCIAL LOANS                          92,405       88,120          1,351           1,222              102           52
Derivative and FX Contracts (c)                 29,915       33,611             53              34               --            1
                                          ------------  -----------      ---------        --------         --------     --------
TOTAL COMMERCIAL CREDIT-RELATED                122,320      121,731          1,404           1,256              102           53
                                          ------------  -----------      ---------        --------         --------     --------
TOTAL MANAGED CREDIT-RELATED              $    229,948  $   227,709      $   1,805        $  1,694         $    704       $  763
                                          ============  ===========      ---------        --------         ========     ========
Assets Acquired as Loan Satisfactions                                           94             102
                                                                         ---------        --------
TOTAL NONPERFORMING ASSETS                                               $   1,899        $  1,796
                                                                         =========        ========
==================================================================================================================================

                                                                                      NET CHARGE-OFFS
                                                     ------------------------------------------------------------------------------
(in millions, except ratios)                                   Second Quarter                                 Six Months
                                                     ----------------------------------          ----------------------------------
CONSUMER LOANS:                                           2000                 1999                    2000                 1999
                                                     -------------        -------------          ---------------       ------------
Domestic Consumer:
1-4 Family Residential Mortgages                       $     10             $      9                $      19             $     10
Credit Card - Reported                                      166                  218                      354                  434
Credit Card Securitizations (a)                             242                  246                      496                  515
                                                       --------             --------                ---------            ---------
Credit Card-Managed                                         408                  464                      850                  949
Auto Financings                                              22                   19                       43                   38
Other Consumer                                               32                   47                       75                   95
                                                       --------             --------                ---------            ---------
Total Domestic Consumer                                     472                  539                      987                1,092
Foreign Consumer                                             10                    9                       19                   18
                                                       --------             --------                ---------            ---------
TOTAL CONSUMER LOANS                                        482                  548                    1,006                1,110
                                                       --------             --------                ---------            ---------
COMMERCIAL LOANS:
Domestic Commercial:
   Commercial and Industrial                                 64                   29                      100                   49
   Commercial Real Estate                                    (1)                  (2)                      (3)                 (11)
   Financial Institutions                                    11                    3                       19                   28
                                                       --------             --------                ---------            ---------
Total Domestic Commercial                                    74                   30                      116                   66
Foreign Commercial:
   Commercial and Industrial                                 21                   58                       48                  110
   Commercial Real Estate                                    --                   --                       --                   --
   Financial Institutions                                    (3)                  (1)                      (1)                  (2)
   Foreign Governments                                       --                   (1)                       1                   (1)
                                                       --------             --------                ---------            ---------
Total Foreign Commercial                                     18                   56                       48                  107
TOTAL COMMERCIAL LOANS                                       92                   86                      164                  173
                                                       --------             --------                ---------            ---------
TOTAL MANAGED LOANS                                    $    574             $    634                $   1,170             $  1,283
                                                       ========             ========                =========            =========
-----------------------------------------------------------------------------------------------------------------------------------


(a) Represents the portion of Chase's credit card receivables that have been securitized.

(b) Includes currently performing loans placed on a cash basis because of concerns as to collectibility.

(c) Charge-offs for risk management instruments are included in trading revenue.

===============================================================================

PART I
Item 2 (continued)


Chase's managed credit-related assets of $230 billion at June 30, 2000 increased 1%, compared with year-end 1999. Consumer managed credit-related assets increased $1.7 billion, largely in the 1-4 family residential mortgage portfolio, and commercial loans rose $4.3 billion, notably in the domestic commercial and industrial loan portfolio, while derivative and foreign exchange instruments declined $3.7 billion. Chase's credit-related portfolio is balanced between commercial and consumer assets, with consumer assets comprising approximately 47% of Chase's managed credit-related portfolio. The credit quality of Chase's commercial credit-related assets, including derivative and foreign exchange instruments, remains strong. The portion of the commercial portfolio considered investment grade was 55% at June 30, 2000.

Management currently believes that Chase's nonperforming assets at December 31, 2000 will be approximately at the same level as December 31, 1999, although the amount of nonperforming assets may modestly increase or decrease in any given quarter over the remainder of the year.

Net charge-offs in the managed portfolio were $574 million in the second quarter of 2000, a decline of $60 million from the second quarter of 1999, reflecting decreases in net charge-offs in the managed credit card portfolio. Management expects that credit costs in 2000, on a managed basis, will remain relatively stable over the remainder of the year and will be of a similar magnitude to total credit costs incurred in 1999. For the consumer portfolio, management expects net charge-off rates in 2000 will be lower than in 1999; however, reported net charge-offs will vary depending on the level of credit card securitizations completed during the year. The commercial charge-off rate varies more than the consumer charge-off rate, and over time Chase expects annual commercial net charge-offs to be in a range of 40-60 bp. Management expects the commercial charge-off rate for the remainder of 2000 to remain relatively stable with the level for the first six months of 2000.

AVERAGE ANNUAL NET CHARGE-OFF RATES

===============================================================================================================================

                                                                             SECOND QUARTER                    SIX MONTHS
                                                                       --------------------------       -----------------------
                                                                          2000            1999             2000          1999
                                                                       -----------    -----------       ----------    ---------
CONSUMER LOANS:
    1-4 Family Residential Mortgages                                        .09%            .08%             .08%         .05%
    Credit Card-Managed (a)                                                5.09            5.80             5.25         5.95
    Auto Financings                                                         .47             .42              .46          .43
    Other Consumer (b)                                                     1.71            2.01             1.88         1.95
       Total Consumer Loans                                                1.81            2.13             1.89         2.16

COMMERCIAL LOANS:
       Total Commercial Loans                                               .40             .39              .36          .39

Total Managed Loans                                                        1.16            1.33             1.19         1.34

--------------------------------------------------------------------------------------------------------------------------------

(a) Includes domestic and foreign consumer and commercial credit card activity.
(b)  Includes foreign loans.

==============================================================================

CONSUMER  LOANS

Chase's consumer portfolio is primarily domestic and is geographically well-diversified. Chase's managed consumer portfolio totaled $108 billion at June 30, 2000, an increase of $1.7 billion since year-end. Consumer net charge-offs, on a managed basis, were $482 million and $1,006 million for the second quarter and first six months of 2000, compared with $548 million and $1,110 million for the same periods of 1999, primarily reflecting a decline in credit card net charge-offs. Management anticipates credit quality in the consumer portfolio to remain stable, or to improve slightly, over the remainder of the year.

RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans were $47.6 billion at June 30, 2000, a $3.3 billion increase from year-end balances, while the level of nonperforming residential mortgage loans decreased 6%. The loss rates of
 .09% for the 2000 second quarter and .08% for the first six months of 2000 reflect the continued strong credit quality of this portfolio.

PART I
Item 2 (continued)



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

Average managed credit card receivables of $32.6 billion for the second quarter of 2000 were relatively flat when compared with the same period of 1999. During the 2000 second quarter, net charge-offs as a percentage of average credit card receivables decreased to 5.09%, compared with 5.80% in the prior-year period. Loans over 90 days past due dropped to 1.68% of the portfolio at June 30, 2000, compared with 1.80% at June 30, 1999. Management anticipates that the managed credit card net charge-off ratio for the full-year 2000 will be lower than full-year 1999.

AUTO FINANCINGS: Auto financings outstanding remained stable at June 30, 2000 when compared with year-end 1999. The charge-off rate of .47% for the 2000 second quarter is indicative of this portfolio's selective approach to asset origination. Total originations were $5.1 billion for the first six months of 2000, compared with $6.7 billion for the same 1999 period.

OTHER CONSUMER LOANS: The level of other domestic consumer loans of $6.4 billion at June 30, 2000 represents a decrease of $0.5 billion from year-end levels. Net charge-offs related to the portfolio decreased in both the second quarter and first six months of 2000. The decrease in net charge-offs reflects the sale in late 1999 of an underperforming segment of a secured portfolio.

COMMERCIAL LOANS

Loan outstandings for Chase's commercial portfolio increased $4.3 billion since year-end. Commercial net charge-offs in the second quarter of 2000 were $92 million, compared with $86 million in the second quarter of 1999. For the first half of 2000, commercial net charge-offs were $164 million, compared with $173 million for the same 1999 period.

COMMERCIAL AND INDUSTRIAL: The domestic commercial and industrial portfolio increased $2.0 billion from 1999 year-end, reflecting general business activity. Net charge-offs in the 2000 second quarter amounted to $64 million, or 53 bp on an annual basis. The foreign commercial and industrial portfolio totaled $26.3 billion at June 30, 2000, an increase of 5% from the 1999 year-end level. Nonperforming foreign commercial and industrial loans were $747 million, an increase of $105 million from year-end 1999. Foreign net charge-off levels for the second quarter of 2000 decreased to $21 million, or by 64%, from the same period in 1999.

COMMERCIAL REAL ESTATE: Commercial real estate loans decreased $0.5 billion from 1999 year-end levels principally as a result of securitizations, sales and repayments.

FINANCIAL INSTITUTIONS: Loans to financial institutions increased $2.2 billion during 2000 when compared with year-end, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans decreased 73% to $29 million, primarily due to one counterparty in the foreign portfolio returning to performing status.

FOREIGN GOVERNMENTS: Foreign government loans were $2.7 billion at June 30, 2000, a $0.6 billion decrease from year-end levels. Nonperforming foreign government loans decreased to $34 million, or by 17%, from 1999 year-end levels.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

For a discussion of the derivative and foreign exchange contracts utilized in connection with Chase's trading and A/L activities, see page 42 and Notes 1 and 19 of Chase's 1999 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 2000 and December 31, 1999.

=================================================================================================================================

                                    AT JUNE 30, 2000                                            At December 31, 1999
                    -----------------------------------------------------     ---------------------------------------------------
                      INTEREST      FOREIGN          EQUITY,                   Interest      Foreign        Equity,
                        RATE       EXCHANGE       COMMODITY AND                  Rate       Exchange     Commodity and
                      CONTRACTS    CONTRACTS     OTHER CONTRACTS    TOTAL      Contracts    Contracts   Other Contracts     Total
                      ---------    ---------     ---------------    -----      ---------    ---------   ---------------     -----
Less Than 1 Year           15%         85%            33%            28%            15%          90%            27%            34%
1 to 5 Years               45          12             64             41             46            8             69             38
Over 5 Years               40           3              3             31             39            2              4             28
                         ----        ----           ----           ----           ----         ----           ----           ----
Total                    100%         100%           100%          100%            100%         100%           100%           100%
                         ===          ===            ===           ===             ===          ===            ===            ===
=================================================================================================================================


PART I
Item 2 (continued)



CROSS-BORDER EXPOSURE

The following table presents Chase's exposure to emerging Latin America and Asia. Cross-border disclosure is based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines governing the determination of cross-border risk. For a further discussion of Chase's country exposure, see page 43 of Chase's 1999 Annual Report.

==================================================================================================================================

SELECTED COUNTRY EXPOSURE (a)

                                                               AT JUNE 30, 2000                                 At Dec 31, 1999
                           ------------------------------------------------------------------------------  -----------------------
                                                      GROSS                     NET       COUNTRY-RELATED                 Country-
                             LENDING-    TRADING-     LOCAL      LESS      CROSS-BORDER       RESALE             Net       Related
(in billions)                 RELATED     RELATED    COUNTRY     LOCAL       EXPOSURE       AGREEMENTS      Cross-Border   Resale
                                (b)         (c)      ASSETS     FUNDING         (a)              (a)          Exposure   Agreements
                             ---------   ---------   ------     -------    ------------     ------------      --------   ----------
TOTAL LATIN AMERICA (d)        $  5.2     $  2.0     $   2.4    $   2.3      $   7.3          $  2.0          $   8.8      $  2.1
                               ======     ======     =======    =======      =======          ======          =======      ======

EMERGING  ASIA
International Monetary
Fund ("IMF") Countries:
South Korea                    $  0.4     $  0.2     $   1.1    $   0.8      $   0.9          $   --          $   1.4     $    --
Indonesia                         0.6        0.1         0.1        0.1          0.7              --              0.9          --
Thailand                          0.2         --         0.7        0.2          0.7              --              0.7          --
                               ------     ------     -------    -------      -------          ------          -------      ------
  Subtotal                        1.2        0.3         1.9        1.1          2.3              --              3.0          --

Other Emerging Asia               3.0        0.5         6.4        5.4          4.5              --              3.4          --
                               ------     ------     -------    -------      -------          ------          -------      ------
TOTAL EMERGING ASIA (e)        $  4.2     $  0.8     $   8.3    $   6.5      $   6.8          $   --          $   6.4     $    --
                               =======    ======     =======    =======      =======          ======          =======     =======


-----------------------------------------------------------------------------------------------------------------------------------

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

(d)  Excludes Bermuda and Cayman Islands.

(e)  Excludes Japan, Australia and New Zealand.

===============================================================================


ALLOWANCE FOR CREDIT LOSSES

Loans: Chase's allowance for loan losses is intended to cover probable credit losses as of June 30, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components as well as a residual component. For a further discussion of the specific, expected and residual components of the allowance for loan losses, see page 44 of Chase's 1999 Annual Report. The allowance for loan losses remained at $3.5 billion at June 30, 2000, consistent with the level at 1999 year-end. Based upon management's current expectations regarding credit quality over the remainder of the year, it does not anticipate the need to increase Chase's allowance for loan losses over the next two quarters.

Lending-Related Commitments: Chase also has an allowance for its lending-related commitments, using a methodology similar to that for the loan portfolio.

Part 1
Item 2 (continued)


The following table represents Chase's allowance for credit losses at June 30, 2000 and 1999.

==================================================================================================================================

                                                                                         JUNE 30,
                                                                           ----------------------------------
(in millions, except ratios)                                                    2000                  1999
                                                                           ------------           -----------
    Allowance for Loan Losses                                              $     3,459             $   3,554

----------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses to:
    Nonperforming Loans                                                           197%                   238%
    Loans at Period-End                                                          1.92                   2.03
    Average Loans (Six Month Average)                                            1.94                   2.05
----------------------------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses on Lending-Related Commitments                 $       170             $     170

----------------------------------------------------------------------------------------------------------------------------------

Chase deems its allowances to be adequate (i.e., sufficient to absorb losses that may currently exist but are not yet identifiable).

-------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

--------------------------------------------------------------------------------

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 45-50 and Notes 1 and 19 of Chase's 1999 Annual Report.

VAR AGGREGATE EXPOSURE

Value-at-risk ("VAR") is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. The VAR looks forward one trading day and is the loss expected to be exceeded with a 1 in 100 chance. The table that follows represents Chase's average and period-end VARs for its trading portfolios and its A/L activities. During the 12-month period ended June 30, 2000, no daily trading loss exceeded that day's trading VAR. This compares with a statistically expected number of actual losses that exceed the VAR of approximately three days.

==================================================================================================================================

                                                          AGGREGATE PORTFOLIO
                                                          -------------------
                                              TWELVE MONTHS ENDED JUNE 30, 2000
                                              ---------------------------------
                                         AVERAGE          MINIMUM         MAXIMUM          AT JUNE 30,         At June 30,
(in millions)                              VAR              VAR             VAR               2000                1999

----------------------------------------------------------------------------------------------------------------------------------
Trading Portfolio                       $  26.3         $   20.3          $    41.8         $  27.4           $    23.8
Market Risk-Related
     A/L Activities                        74.9             60.4               99.8            67.8                80.9
Less: Portfolio Diversification           (20.2)              NM                 NM           (17.0)              (20.7)
                                        --------        --------          ---------         --------          ----------
     Total VAR                          $  81.0         $   67.6          $   106.3         $  78.2           $    84.0
                                        =======         ========          =========         =======           =========

----------------------------------------------------------------------------------------------------------------------------------

   NM: Because the minimum and maximum VAR may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

===============================================================================



TRADING ACTIVITIES

Chase is exposed to interest rate, foreign exchange, equity and commodity market risks in its trading portfolios. No single risk statistic can reflect all aspects of market risk; in addition, market exposures change continuously through daily trading activities.

Value-at-Risk: See the VAR Aggregate Exposure section above for Chase's average and period-end VARs for its total trading portfolio.

PART I
Item 2 (continued)


Histogram: The following histogram illustrates Chase's daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the 12 months ended June 30, 2000, Chase posted positive daily market risk-related revenue for 253 out of 262 business trading days, with 88 business days exceeding positive $20 million. Chase incurred no daily trading losses in excess of negative $15 million over the past 12 months.

       [ Graphic of Daily Market Risk-Related Revenue - See Appendix I ]


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

Corporate stress tests are performed monthly on randomly selected dates. As of June 30, 2000, Chase's corporate stress tests consisted of five historical and four hypothetical scenarios. The historical scenarios included the 1994 bond market sell-off and the 1998 Russian crisis. The hypothetical scenarios included examinations of potential market crises originating in the United States, Japan and the Euro bloc.

The following table represents the potential stress test loss (pre-tax) in Chase's trading portfolio predicted by Chase's stress test scenarios.

=================================================================================================================================
Largest Monthly Stress Test - Pre-Tax
                                               TWELVE MONTHS ENDED                       JUNE              June
                                                 JUNE 30, 2000                           2000              1999
                                      --------------------------------------          -----------       -----------
(in millions)                         AVERAGE      MINIMUM       MAXIMUM

---------------------------------------------------------------------------------------------------------------------------------
Stress Test Loss - Pre-Tax            $  (213)      $    (112)    $    (397)           $    (222)        $    (177)

=================================================================================================================================

PART I
Item 2 (continued)


INVESTMENT PORTFOLIO AND ASSET/LIABILITY ACTIVITIES

Chase also has market risk exposure in its investment portfolios and A/L activities. Market risk measurements for Chase's investment portfolio and A/L activities do not take into account all factors that have an effect on these activities, such as changes in credit quality.

Net Interest Income Sensitivity: At June 30, 2000, Chase's NII sensitivity over the next 12 months to an immediate 100 basis point shock in interest rates was estimated to be approximately 3.7% of projected net income for full year 2000. At June 30, 1999, Chase's exposure under the same scenario was approximately 2.6% of projected 1999 net income.

Net Interest Income Stress Test: Chase's NII stress testing uses historical and hypothetical scenarios. The historical scenario is a replay of the rate and spread changes that occurred in 1994 (bond market sell-off), while the various hypothetical scenarios examine the impact of alternative patterns in the U.S. dollar yield curve and in U.S. dollar spreads. At June 30, 2000, Chase's largest potential NII stress test loss was estimated to be approximately 12.4% of projected net income for full year 2000. At year-end 1999, Chase's exposure was estimated to be approximately 8% of projected net income for full year 2000.

Value-at-Risk: See the VAR Aggregate Exposure section on page 34 for Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Nonstatistical Risk Measures: The table that follows shows that Chase had a directional basis point value ("BPV") of ($4.0) million (pre-tax), indicating that the market value of Chase's A/L positions would have declined by approximately $4.0 million for every one basis point increase in interest rates along the interest rate yield curve. This compares with a directional BPV of ($5.0) million at June 30, 1999. The following table also shows that the economic value of Chase's investment portfolio and A/L activities would have declined by $11.3 million (pre-tax) for every one basis point widening of interest spreads, the same as at June 30, 1999.

==================================================================================================================================
                                                     MARKET RISK-RELATED A/L ACTIVITIES
                                                     ----------------------------------

                                         TWELVE-MONTH PERIOD ENDED JUNE 30, 2000
                                         ---------------------------------------
                                                                                            AT JUNE 30,         At June 30,
(in millions)                            AVERAGE          MINIMUM         MAXIMUM              2000                1999
----------------------------------------------------------------------------------------------------------------------------------
Directional Risk                        $  (4.2)        $   (1.6)        $  (6.8)          $   (4.0)           $   (5.0)
Basis Risk                                (10.4)            (8.0)          (13.2)             (11.3)              (11.3)

==================================================================================================================================

Economic Value Stress Testing. Chase utilizes several historical and hypothetical scenarios when performing its economic value stress tests. As of June 30, 2000, under the "1994 bond market sell-off" scenario, the potential impact on the economic value of Chase's investment portfolio and A/L activities would have been equivalent to less than 2% of Chase's market capitalization.

IMPACT OF A/L DERIVATIVE ACTIVITY
---------------------------------

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's A/L activities at June 30, 2000 and December 31, 1999.

=================================================================================================================================
                                                                             JUNE 30,            December 31,
(in millions)                                                                   2000                    1999       Change
                                                                        ------------         ---------------       ------
A/L Derivative Contracts:
  Net Deferred Gains                                                     $      209            $     205            $     4
  Net Unrecognized Losses (a)                                                  (935)                (877)               (58)
                                                                         -----------           ---------            --------
      Net A/L Derivative Losses                                          $     (726)           $    (672)           $   (54)
                                                                         ===========           ==========           ========
---------------------------------------------------------------------------------------------------------------------------------

(a) These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts.

===============================================================================

PART I
Item 2 (continued)

------------------------------------------------------------------------------

CAPITAL AND LIQUIDITY RISK MANAGEMENT
------------------------------------------------------------------------------

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 51-53 and Note 18 of Chase's 1999 Annual Report.

CAPITAL

Chase's capital levels at June 30, 2000 remained strong, with capital ratios well in excess of regulatory guidelines. At June 30, 2000, the Tier 1 and Total Capital ratios were 8.7% and 12.4%, respectively, and the Tier 1 leverage ratio was 6.8%. Management's long-term target range for the Tier 1 Capital ratio is 8% to 8.25%; however, this target may not always be maintained on a quarter-to-quarter basis in light of changing economic conditions and business needs.

The following table shows the sources and uses of Chase's Tier 1 Capital.

=================================================================================================================================

                                                                       2ND QUARTER        SIX MONTHS             FULL YEAR
(in billions)                                                             2000               2000            1999       1998
                                                                      --------------   ----------------    --------------------
SOURCES OF FREE TIER 1 CAPITAL
   Cash Operating Earnings Less Dividends                                $   0.9          $    1.9         $  4.3      $  2.9
   Preferred Stock and Equivalents/Special Items                            (0.3)             (0.4)           0.2        (0.7)
   Capital for Internal Asset Growth                                        (0.8)             (0.6)          (1.0)       (0.3)
                                                                         -------          ---------        ------      ------
 Total Sources of Free Cash Flow`                                        $  (0.2)         $    0.9         $  3.5      $  1.9
                                                                         ========         =========        ======      ======

USES OF FREE TIER 1 CAPITAL
   Increases in Capital Ratios                                           $   0.1          $    0.5         $  0.1      $  1.2
   Acquisitions                                                               --                --            1.1         0.8
   Repurchases Net of Stock Issuances for Employee Plans                    (0.3)              0.4            2.3        (0.1)
                                                                         -------          --------         ------      ------
Total Uses of Free Cash Flow                                             $  (0.2)         $    0.9         $  3.5      $  1.9
                                                                         =======          ========         ======      ======
=================================================================================================================================


During the first half of 2000, $0.9 billion of free cash flow was generated, which was primarily earmarked to support the acquisition of Flemings in August 2000.

Chase shareholders approved a three-for-two stock split at Chase's annual meeting on May 16, 2000. The record date for the split was May 17, 2000 and the additional shares of common stock issued as a result of the split were distributed on June 9, 2000.

Chase's dividend policy is to pay common stock dividends equal to approximately 25% to 35% of Chase's operating earnings, less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors after taking into consideration Chase's earnings and financial condition and applicable government regulations and policies.

Under its equity repurchase program, which became effective January 19, 2000, Chase may repurchase up to $5 billion of its common stock in the open market or through negotiated transactions, in addition to any amounts that may need to be purchased to provide for issuances under Chase's dividend reinvestment plan and its various stock-based employee benefit plans. There were no repurchases of Chase common stock during the 2000 second quarter. Stock repurchases are planned to resume after the Flemings acquisition is completed and Chase's Tier 1 Capital ratio returns to management's target range of 8% to 8.25%, which is anticipated to occur by year-end 2000.

At June 30, 2000, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $38.0 billion, an increase of $1.5 billion from December 31, 1999. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, partially offset by common stock repurchases in the first quarter of 2000, and the redemption of $100 million of preferred stock.

LIQUIDITY

While capital is held to absorb losses over time, liquidity is managed to meet Chase's known and unanticipated cash funding needs. Chase must maintain sufficient liquidity for operations, to meet payment demands on borrowings and to make new loans and investments as opportunities arise. During the first six months of 2000, Chase issued $5.6 billion of long-term debt, while $1.7 billion of long-term debt matured. Additionally, in the second quarter of 2000, $100 million of 10.96% cumulative preferred stock was redeemed.

PART I
Item 2 (continued)

------------------------------------------------------------------------------

OPERATING RISK MANAGEMENT
------------------------------------------------------------------------------

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with the Operating Risk Management section on page 54 of the 1999 Annual Report.

Chase is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. In early 2000, Chase established two additional risk-management committees, each of which reports to Chase's Executive Committee: the Operating Risk Committee, which is currently reviewing the design of the control function within Chase, and the Fiduciary Risk Committee, which is responsible for approving Chase's policies for fiduciary risk.

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

Chase continues its reconciliation project relating to the deficiencies identified in the computerized recordkeeping systems of the bond paying agency function within Chase's Capital Markets Fiduciary Services Group. In connection with this project, Chase incurred some immaterial costs during the first half of 2000. Management does not anticipate that Chase will incur any additional material costs related to this project. The Securities and Exchange Commission is investigating the question of whether, in connection with this matter, there have been violations of its transfer agency recordkeeping or reporting regulations and whether Chase's disclosure regarding these issues have been adequate and timely.


-------------------------------------------------------------------------------
SUPERVISION AND REGULATION
-------------------------------------------------------------------------------

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1999 Annual Report.

DIVIDENDS

Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.0 billion at June 30, 2000.


-------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
-------------------------------------------------------------------------------

For a discussion of accounting developments related to derivatives and the allowance for loan losses, see the Accounting and Reporting Development section on page 55 of the 1999 Annual Report.


-------------------------------------------------------------------------------
OTHER EVENTS
-------------------------------------------------------------------------------

On August 1, 2000 Chase acquired Flemings. The consideration issued to Flemings' shareholders consisted of 2.6 billion pound sterling and 65.3 million shares of Chase common stock. Chase and Flemings also have a retention arrangement for key employees in an aggregate amount of approximately $240 million (after-tax), which will be expensed over the two years following the acquisition. Flemings is a global asset management and investment banking firm based in London. The transaction was accounted for under the purchase method.

Chase acquired The Beacon Group, LLC, a privately-held investment banking firm, on July 6, 2000. The acquisition was accounted for under the purchase method.

Part 1
Item 2 (continued)

=================================================================================================================================

                                                     THE CHASE MANHATTAN CORPORATION
                                                          FINANCIAL HIGHLIGHTS
                                             (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                          SECOND QUARTER                                SIX MONTHS
                                                ---------------------------------------      ------------------------------------
                                                                            Over/(Under)                             Over/(Under)
                                                    2000          1999         2qtr99           2000          1999        1999
                                                    ----          ----         ------           ----          ----        ----
AS REPORTED BASIS
Revenue                                          $   5,416    $   5,616          (4)%       $    11,341   $   10,760        5%
Noninterest Expense
   (excluding Restructuring Costs)                   3,357        3,068           9               6,847        6,013       14
Restructuring Costs                                     50           --          NM                  50           --       NM
Provision for Loan Losses                              332          388         (14)                674          769      (12)
Net Income                                           1,091        1,393         (22)              2,451        2,566       (4)
Net Income per Common Share:
   Basic                                              0.88         1.10         (20)               1.98         2.01       (1)
   Diluted                                            0.85         1.06         (20)               1.92         1.95       (2)
Cash Dividends Declared                               0.32         0.27          19                0.64         0.54       19
Book Value at Period End                                                                          19.43        17.36       12
Share Price at Period End                                                                         46.06        57.67      (20)

Performance Ratios:
------------------
Return on Average Common Equity (a)                     19%          25%       (600) bp              21%          23%    (200) bp
Return on Average Assets (a)                          1.11         1.55         (44)               1.25         1.42      (17)

----------------------------------------------------------------------------------------------------------------------------------

OPERATING BASIS (b)
Revenue                                          $   5,799    $   5,696           2%        $    11,978   $   11,109        8%
Noninterest Expense                                  3,357        2,968          13               6,847        5,913       16
Credit Costs (c)                                       574          634          (9)              1,170        1,284       (9)
Earnings                                             1,215        1,351         (10)              2,575        2,524        2
Earnings per Common Share:
   Basic                                              0.98         1.07          (8)               2.08         1.98        5
   Diluted                                            0.95         1.03          (8)               2.01         1.91        5

Performance Ratios:
------------------
Return on Average Common Equity (a)                   21.0%        24.3%       (330) bp            22.5%        22.5%      -- bp
Return on Average Managed Assets (a)                  1.18         1.43         (25)               1.26         1.33       (7)
Common Dividend Payout Ratio                            33           26         700                  31           28      300
Overhead Ratio                                          58           52         600                  57           53      400

Cash Basis:
----------
Cash Earnings (d)                                $   1,299    $   1,427          (9)%       $     2,744   $    2,673        3%
Diluted Cash Earnings per Common Share                1.02         1.09          (6)               2.15         2.03        6
Shareholder Value Added                                542          696         (22)              1,243        1,197        4
Cash Return on Average Common Equity (a)                23%          26%       (300) bp              24%          24%      -- bp

Selected Balance Sheet Items at Period End: (e)
------------------------------------------
Managed Loans                                                                               $   200,033   $  191,985        4%
Total Managed Assets                                                                            415,906      373,812       11

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

NM  Not meaningful.

===============================================================================

PART I
Item 2 (continued)



                        THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                     THREE MONTHS ENDED                             Three Months Ended
                                                        JUNE 30, 2000                                  June 30, 1999
                                            -----------------------------------------     ----------------------------------------
                                               AVERAGE                        RATE            Average                     Rate
                                               BALANCE       INTEREST     (ANNUALIZED)        Balance     Interest    (Annualized)
                                               -------       --------     ------------        -------     --------    ------------
ASSETS

Deposits with Banks                        $     4,598      $   101         8.85%        $     6,103       $    161      10.55%
Federal Funds Sold and
 Securities Purchased under
  Resale Agreements                             33,849          451         5.36%             32,145            389       4.87%
Trading Assets - Debt and Equity
  Instruments                                   30,822          478         6.24%             24,920            411       6.61%
Securities:
 Available-for-Sale                             62,512          946         6.09% (b)         51,571            731       5.69% (b)
 Held-to-Maturity                                  781           13         6.57%              1,196             18       6.30%
Loans                                          179,020        3,634         8.16%            173,067          3,168       7.34%
                                           -----------      -------                      -----------       --------
 Total Interest-Earning Assets                 311,582        5,623         7.26%            289,002          4,878       6.77%
Allowance for Loan Losses                       (3,413)                                       (3,493)
Cash and Due from Banks                         15,204                                        14,293
Trading Assets - Risk
   Management Instruments                       30,600                                        27,043
Other Assets                                    42,111                                        34,212
                                           -----------                                   -----------
Total Assets                               $   396,084                                   $   361,057
                                           ===========                                   ===========

LIABILITIES

Domestic Retail Deposits                   $    62,774          594         3.80%        $    61,732            530       3.44%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            16,271          264         6.54%             19,278            169       3.52%
Deposits in Foreign Offices                     91,646        1,228         5.40%             77,646            859       4.44%
                                           -----------      -------                      -----------       --------
  Total Time and Savings
     Deposits                                  170,691        2,086         4.92%            158,656          1,558       3.94%
                                           -----------      -------                      -----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      62,870          871         5.57%             50,564            548       4.35%
  Commercial Paper                               5,271           81         6.20%              4,980             57       4.58%
  Other Borrowings (c)                          16,850          264         6.28%             15,189            246       6.49%
                                           -----------      -------                      -----------       --------
   Total Short-Term and
    Other Borrowings                            84,991        1,216         5.75%             70,733            851       4.82%
Long-Term Debt                                  23,109          397         6.90%             19,783            319       6.46%
                                           -----------      -------                      -----------       --------
  Total Interest-Bearing Liabilities           278,791        3,699         5.34%            249,172          2,728       4.39%
                                           -----------      -------                      -----------       --------
Noninterest-Bearing Deposits                    50,780                                        47,652
Trading Liabilities - Risk
  Management Instruments                        26,240                                        26,791
Other Liabilities                               15,889                                        13,878
                                           -----------                                   -----------
Total Liabilities                              371,700                                       337,493
                                           -----------                                   -----------
PREFERRED STOCK OF SUBSIDIARY                      550                                           550
                                           -----------                                   -----------
STOCKHOLDERS' EQUITY

Preferred Stock                                    926                                         1,028
Common Stockholders' Equity                     22,908                                        21,986
                                           -----------                                   -----------
  Total Stockholders' Equity                    23,834                                        23,014
                                           -----------                                   -----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity  $   396,084                                   $   361,057
                                           ===========                                   ===========
INTEREST RATE SPREAD                                                        1.92%                                         2.38%
                                                                            ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $ 1,924 (a)     2.48%                          $  2,150 (a)   2.98%
                                                            ========        ====                           ========       -----

-------------------------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Consolidated Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the three months ended June 30, 2000 and June 30, 1999, the annualized rate for available-for-sale securities based on historical cost was 5.84% and 5.61%, respectively.

(c)   Includes securities sold but not yet purchased and structured notes.

-------------------------------------------------------------------------------

Part 1
Item 2 (continued)

                        THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)

                                                      SIX MONTHS ENDED                             Six Months Ended
                                                        JUNE 30, 2000                                June 30, 1999
                                            -----------------------------------------   ----------------------------------------
                                               AVERAGE                        RATE          Average                       Rate
                                               BALANCE       INTEREST     (ANNUALIZED)       Balance     Interest     (Annualized)
                                               -------       --------     -----------       -------     --------      ------------
ASSETS

Deposits with Banks                        $     5,633      $   235         8.40%      $     6,527       $    345      10.65%
Federal Funds Sold and
 Securities Purchased under
  Resale Agreements                             32,539          897         5.54%           29,635            770       5.24%
Trading Assets - Debt and Equity
  Instruments                                   29,576          895         6.08%           24,824            829       6.74%
Securities:
 Available-for-Sale                             61,909        1,871         6.08% (b)       54,592          1,547       5.72% (b)
 Held-to-Maturity                                  827           27         6.49%            1,339             41       6.24%
Loans                                          178,029        7,114         8.04%          172,993          6,377       7.43%
                                           -----------      -------                    -----------       --------
 Total Interest-Earning Assets                 308,513       11,039         7.20%          289,910          9,909       6.89%
Allowance for Loan Losses                       (3,414)                                     (3,491)
Cash and Due from Banks                         15,338                                      15,106
Trading Assets - Risk
   Management Instruments                       30,993                                      28,244
Other Assets                                    42,182                                      34,208
                                           -----------                                 -----------
Total Assets                               $   393,612                                 $   363,977
                                           ===========                                 ===========

LIABILITIES
Domestic Retail Deposits                   $    62,787        1,140         3.65%      $    61,478          1,040       3.41%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            16,325          526         6.48%           20,851            370       3.58%
Deposits in Foreign Offices                     92,681        2,385         5.18%           78,475          1,746       4.49%
                                           -----------      -------                    -----------       --------
  Total Time and Savings
     Deposits                                  171,793        4,051         4.74%          160,804          3,156       3.96%
                                           -----------      -------                    -----------       --------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold Under
     Repurchase Agreements                      59,837        1,629         5.47%           50,753          1,117       4.44%
  Commercial Paper                               5,989          176         5.90%            5,121            117       4.62%
  Other Borrowings (c)                          17,428          540         6.23%           14,276            531       7.49%
                                           -----------      -------                    -----------       --------
   Total Short-Term and
    Other Borrowings                            83,254        2,345         5.66%           70,150          1,765       5.07%
Long-Term Debt                                  21,956          751         6.88%           19,237            630       6.60%
                                           -----------      -------                    -----------       --------
  Total Interest-Bearing Liabilities           277,003        7,147         5.19%          250,191          5,551       4.47%
                                           -----------      -------                    -----------       --------
Noninterest-Bearing Deposits                    50,828                                      47,815
Trading Liabilities - Risk
  Management Instruments                        25,697                                      27,982
Other Liabilities                               15,894                                      14,074
                                           -----------                                 -----------
Total Liabilities                              369,422                                     340,062
                                           -----------                                 -----------
PREFERRED STOCK OF SUBSIDIARY                      550                                         550
                                           -----------                                 -----------
STOCKHOLDERS' EQUITY

Preferred Stock                                    927                                       1,028
Common Stockholders' Equity                     22,713                                      22,337
                                           -----------                                 -----------
  Total Stockholders' Equity                    23,640                                      23,365
                                           -----------                                 -----------
    Total Liabilities, Preferred Stock of

      Subsidiary and Stockholders' Equity  $   393,612                                 $   363,977
                                           ===========                                 ===========
INTEREST RATE SPREAD                                                        2.01%                                       2.42%
                                                                                                                        ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING

  ASSETS                                                    $ 3,892(a)      2.54%                        $  4,358 (a)   3.03%
                                                            =======                                      ========       ====

-------------------------------------------------------------------------------

(a) Reflects a pro forma adjustment to the net interest income amount included in the Consolidated Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.

(b) For the six months ended June 30, 2000 and June 30, 1999, the annualized rate for available-for-sale securities based on historical cost was 5.83% and 5.69%, respectively.

(c)  Includes securities sold but not yet purchased and structured notes.

-------------------------------------------------------------------------------

PART I
Item 2 (continued)

                        THE CHASE MANHATTAN CORPORATION
                        QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             2000                                         1999
                                                 -------------------------------       --------------------------------------------
                                                    SECOND              FIRST          Fourth       Third      Second       First
                                                    QUARTER            QUARTER         Quarter     Quarter     Quarter      Quarter
                                                    --------          --------         ---------   ---------   ---------  ---------
INTEREST INCOME

Loans                                               $  3,631          $  3,480         $   3,451   $   3,288   $   3,165   $  3,209
Securities                                               952               933               872         762         747        835
Trading Assets                                           479               416               477         399         411        418
Federal Funds Sold and Securities
  Purchased under Resale Agreements                      451               446               329         352         389        381
Deposits with Banks                                      101               134               212         195         161        184
                                                    --------          --------         ---------   ---------   ---------  ---------
     Total Interest Income                             5,614             5,409             5,341       4,996       4,873      5,027
                                                    --------          --------         ---------   ---------   ---------  ---------
INTEREST EXPENSE
Deposits                                               2,086             1,965             1,786       1,650       1,558      1,598
Short-Term and Other Borrowings                        1,216             1,129             1,018         870         851        914
Long-Term Debt                                           397               354               312         306         319        311
                                                    --------          --------         ---------   ---------   ---------  ---------
     Total Interest Expense                            3,699             3,448             3,116       2,826       2,728      2,823
                                                    --------          --------         ---------   ---------   ---------  ---------
NET INTEREST INCOME                                    1,915             1,961             2,225       2,170       2,145      2,204
Provision for Loan Losses                                332               342               454         398         388        381
                                                    --------          --------         ---------   ---------   ---------  ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            1,583             1,619             1,771       1,772       1,757      1,823
                                                    --------          --------         ---------   ---------   ---------  ---------
 NONINTEREST REVENUE
Investment Banking Fees                                  639               648               499         486         585        317
Trust, Custody and Investment
  Management Fees                                        545               509               469         457         461        414
Credit Card Revenue                                      443               397               440         441         438        379
Fees for Other Financial Services                        695               731               719         637         587        553
Trading Revenue                                          824             1,021               531         462         526        618
Securities Gains (Losses)                                 57                14               (59)         (1)          5        156
Private Equity Gains                                     298               500             1,307         377         513        325
Other Revenue                                             --               144               135         162         356        178
                                                    --------          --------         ---------   ---------   ---------  ---------
     Total Noninterest Revenue                         3,501             3,964             4,041       3,021       3,471      2,940
                                                    --------          --------         ---------   ---------   ---------  ---------

NONINTEREST EXPENSE

Salaries                                               1,614             1,753             1,461       1,417       1,416      1,384
Employee Benefits                                        252               287               233         238         238        255
Occupancy Expense                                        216               226               224         218         206        218
Equipment Expense                                        274               285               278         255         239        243
Restructuring Costs                                       50                --                48          --          --         --
Other Expense                                          1,001               939               983         853         969        845
                                                    --------          --------         ---------   ---------   ---------  ---------
     Total Noninterest Expense                         3,407             3,490             3,227       2,981       3,068      2,945
                                                    --------          --------         ---------   ---------   ---------  ---------

INCOME BEFORE INCOME TAX EXPENSE                       1,677             2,093             2,585       1,812       2,160      1,818
Income Tax Expense                                       586               733               892         625         767        645
                                                    --------          --------         ---------   ---------   ---------  ---------
NET INCOME                                             1,091          $  1,360          $  1,693   $   1,187   $   1,393  $   1,173
                                                    --------          ========         =========   =========   =========  =========


NET INCOME APPLICABLE TO

  COMMON STOCK                                      $  1,074          $  1,344         $   1,677   $   1,168   $   1,375  $   1,155
                                                    ========          ========         =========   =========   =========  =========

NET INCOME PER COMMON SHARE

Basic                                               $  0.88           $   1.10         $    1.37   $   0.95    $   1.10   $    0.91
                                                    =======           ========         =========   ========    ========   =========


Diluted                                             $  0.85           $   1.06         $    1.32   $   0.92    $   1.06   $    0.88
                                                    =======           ========         =========   ========    ========   =========

Part 1
Item 2 (continued)


-------------------------------------------------------------------------------

                                GLOSSARY OF TERMS

-------------------------------------------------------------------------------



The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

1999 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1999. (Pages 7-10, 13-15, 18, 24-25, 27, 29-30, 33-34, 37-38, 44, 50)

Asset/Liability ("A/L") Activities: The management of the sensitivity of Chase's net interest income to changes in market interest rates. (Pages 8, 34,
36)

BPV: Basis Point Value. This measurement quantifies the change in the market value of Chase's assets and liabilities (that are not part of its trading activities), that would result from a one basis point change in interest rates. (Page 36)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain other intangibles. (Pages 10, 24-27)

Chase USA:  Chase Manhattan Bank USA, National Association.  (Page 9)

Derivative and Foreign Exchange ("FX") Contracts: Interest rate swaps, forward rate agreements, futures, forwards, options, debt, equity, commodity and other contracts used for asset/liability or trading purposes. The instruments represent contracts with counterparties where payments are made to or from the counterparty based upon specific interest rates, currency levels, other market rates or on terms predetermined by the contract. (Pages 9, 32)

Managed Credit Card Receivables or Managed Basis: Consistent with industry practice, Chase uses this terminology to define its credit card receivables on the balance sheet plus securitized credit card receivables. (Page 30)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 18)

New Economy:   Represents the industry sectors and companies (e.g.,
media/telecommunications, technology/information services, life sciences) and the technologists and entrepreneurs who are at the forefront of future
innovations (e.g., microprocessors, internet).   (Page 15)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-12, 24-28)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, special items and costs associated with the REIT). (Pages 11, 22, 24)

REIT:  A real estate investment trust subsidiary of Chase.  (Page 22)

SFAS:  Statement of Financial Accounting Standards.

SFAS 107:  "Disclosures about Fair Value of Financial Instruments."  (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 7, 9)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10, 12, 24)

Special Items: The 2000 second quarter and six months include a loss resulting from the economic hedge of the purchase price of Fleming prior to its acquisition. The 1999 second quarter and six months included gains from sales of nonstrategic assets and a special contribution to The Chase Manhattan Foundation. (Page 11)

Stress Testing: A risk management tool used to measure market risk in an extreme market environment. (Page 35)

Value-at-Risk ("VAR"): A risk measurement tool used to measure the potential overnight loss from adverse market movements. (Pages 34-36)

PART II - OTHER INFORMATION

Item 1       Legal Proceedings

             The following updates the legal proceedings discussion in Chase's 1999 Annual Report on page 8.

             In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank ("Bank") in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, the Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that the Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Practices Act ("RICO") and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages.

             Chase Securities Inc. ("CSI") has been named as a defendant or third-party defendant in twelve actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Service, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

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

Item 2       Sales of Unregistered Common Stock

             During the second quarter of 2000, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: April 3, 2000 - 323 shares.

PART II - OTHER INFORMATION  continued

Item 4.      Submission of Matters to a Vote of Security Holders

             The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of the Corporation. The Annual Meeting of Stockholders was held on May 16, 2000. Shares below do not give effect to the three-for-two stock split. A total of 698,761,993 shares, or 85.0% of the 821,907,970 shares entitled to vote at the Annual Meeting, were represented at the meeting.

             (A)   Election of Directors

             The following fourteen (14) directors were elected to hold office until the 2001 Annual Meeting or until their successors are elected and have qualified.

                                                              Votes Received             Votes Withheld
                                                              --------------             --------------
                           Hans W. Becherer                   694,162,957                     4,599,036
                           Frank A. Bennack Jr.               694,103,943                     4,658,050
                           Susan V. Berresford                694,139,478                     4,622,515
                           M. Anthony Burns                   694,230,402                     4,531,591
                           H. Laurance Fuller                 694,217,831                     4,544,162
                           Melvin R. Goodes                   694,123,310                     4,638,683
                           William H. Gray III                693,471,227                     5,290,766
                           William B. Harrison Jr.            694,101,383                     4,660,610
                           Harold S. Hook                     694,019,991                     4,742,002
                           Helene L. Kaplan                   681,926,953                    16,835,040
                           Henry B. Schacht                   681,803,330                    16,958,663
                           Andrew C. Sigler                   693,710,730                     5,051,263
                           John R. Stafford                   692,104,812                     6,657,181
                           Marina v.N. Whitman                694,051,085                     4,710,908

              (B)   (1) Ratifying Independent Accountants

                    A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 99.82% of the votes cast. The proposal received a "for" vote of 694,755,346 and an "against" vote of 1,273,716. The number of votes abstaining was 2,732,931. There were no broker non-votes.

                    (2) Amendments to the Restated Certificate of Incorporation

                    A proposal to approve amendments to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock and effect the 3-for-2 stock split was approved by 95.45% of the votes cast. The proposal received a "for" vote of 664,708,615 and an "against" vote of 31,663,168. The number of votes abstaining was 2,390,210. There were no broker non-votes.

                    (3) Amendments to the 1996 Long-Term Incentive Plan

                    A proposal to approve amendments to the 1996 Long-Term Incentive Plan was approved by 68.47% of the votes cast. The proposal received a "for" vote of 409,781,256 and an "against" vote of 188,682,359. The number of votes abstaining was 5,070,992. There were 95,227,386 broker non-votes.

PART II - OTHER INFORMATION  continued


                    (4)  Stockholder Proposal Re: Political Contributions

                    A proposal by Evelyn Y. Davis requiring that management publish annual reports of political contributions made by Chase was rejected by 96.32% of the votes cast. The vote "for" was 20,924,284 and the vote "against" was 548,914,715. The number of votes abstaining was 33,577,165 and there were 95,345,829 broker non-votes.

                    (5)  Stockholder Proposal Re:  Loans to HIPC Countries

                    A proposal by the Sisters of Charity of St. Elizabeth and other church groups that the Board of Directors develop a policy for the cancellation of loans to Heavily Indebted Poor Countries (HIPCs) was rejected by 97.96% of the votes cast. The vote "for" was 11,473,256 and the vote "against" was 550,515,104. The number of votes abstaining was 41,431,199 and there were 95,342,434 broker non-votes.

                    (6)  Stockholder Proposal Re:  Reports on Underwriting
                    Criteria

                    A proposal submitted by Trillium Asset Management, on behalf of Greg and Maria-Jobin Leeds, that the Board of Directors issue a report on underwriting criteria relating to a transaction's impact on the environment, human rights and risk to the company's reputation was rejected by 93.62% of the votes cast. The vote "for" was 35,800,820 and the vote "against" was 525,747,994. The number of votes abstaining was 41,870,170 and there were 95,343,009 broker non-votes.

                    (7)  Stockholder Proposal Re:  Director Nomination
                    Procedures

                    A proposal by Richard A. Dee requesting that the Board of Directors adopt a policy requiring the Governance Committee to nominate two candidates for each directorship to be filled upon voting at the annual meetings was rejected by 96.78% of the votes cast. The vote "for" was 18,244,691 and the vote "against" was 548,540,635. The number of votes abstaining was 36,725,298 and there were 95,251,369 broker non-votes.

                    (8)  Stockholder Proposal Re:  Confidential Voting

                    A proposal by Mark Seidenberg that the Board of Directors take the necessary steps to ensure that all proxies, ballots and voting tabulations be kept permanently confidential was approved by 93.81% of the votes cast. The vote "for" was 651,197,419 and the vote "against" was 42,966,235. The number of votes abstaining was 4,540,334 and there were 58,005 broker non-votes.

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

                    (B) Reports on Form 8-K:

                    Chase filed five reports on Form 8-K during the quarter ended June 30, 2000, as follows:

                    Form 8-K dated April 11, 2000: Chase announced an offer to acquire Robert Fleming Holdings Limited for 2,573 million pound sterling cash and $3,622 million in Chase common stock.

                    Form 8-K dated April 19, 2000: Chase announced the results of operations for the first quarter of 2000.

                    Form 8-K dated May 16, 2000: Chase announced that its shareholders approved a three-for-two stock split and an increase in authorized shares from 1.5 billion to 4.5 billion shares.

                    Form 8-K dated June 12, 2000: In connection with the 3-for-2 stock split approved by shareholders on May 16, 2000, Chase announced that the additional shares issued as a result of the split were distributed on June 9, 2000, and filed financial data restated for the 3-for-2 stock split.

                    Form 8-K dated June 19, 2000: Chase disclosed its management's views on certain credit-related issues, including net charge-offs and nonperforming assets.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE CHASE MANHATTAN CORPORATION
                              --------------------------------------
                                              (Registrant)







     Date August 14, 2000     By            /s/ Joseph L. Sclafani
          ---------------          ------------------------------------------
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

GRAPHIC
NUMBER           PAGE       DESCRIPTION
------           ----       -----------
      1            35       Bar Graph entitled "Histogram of Daily Market Risk-Related Revenue for the twelve months ended June 30, 2000" presenting the following information:

                            Millions of Dollars         0 - 5   5 - 10       10 - 15      15 - 20      20 - 25       25 - 30
                            -------------------         -----   ------       -------      -------      -------       -------

                            Number of trading
                            days revenue was
                            within the above
                            prescribed positive
                            range                        28         42         51           44           40            21


                                                         30 - 35             Over 35
                                                         -------             -------

                                                            13                 14


                             Millions of Dollars         0 - (5)     (5) - (10)     (10) - (15)     (15) - (20)     Over (20)
                             -------------------         -------      ---------      ----------      ----------    ----------

                             Number of trading
                             days revenue was
                             within the above
                             prescribed negative
                             range                          7             1              1               0              0

                               INDEX TO EXHIBITS

                             SEQUENTIALLY NUMBERED

EXHIBIT NO.                            EXHIBITS                                         PAGE AT WHICH LOCATED
----------                             --------                                         ---------------------
      11                         Computation of earnings                                            50
                                 per common share

      12(a)                      Computation of ratio of                                            51
                                 earnings to fixed charges

      12(b)                      Computation of ratio of                                            52
                                 earnings to fixed charges
                                 and preferred stock dividend
                                 requirements

      27                         Financial Data Schedule                                            53