Form 10-Q
period 2000-09-30
CHASE MANHATTAN CORP /DE/
filed 2000-11-14
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 2000           COMMISSION FILE NUMBER 1-5805



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


                                                               YES X   NO

COMMON STOCK, $1 PAR VALUE                                         1,310,361,699

         NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON OCTOBER 31, 2000.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                             Page
                                                                                           ----
Item 1        Financial Statements - The Chase Manhattan Corporation:

                 Consolidated Balance Sheet at September 30, 2000 and
                 December 31, 1999                                                            3

                 Consolidated Statement of Income for three months and nine
                 months ended September 30, 2000 and September 30, 1999                       4

                 Consolidated Statement of Changes in Stockholders' Equity for
                 the nine months ended September 30, 2000 and September 30,
                 1999                                                                         5

                 Consolidated Statement of Cash Flows for the nine months
                 ended September 30, 2000 and September 30, 1999                              6

         Notes to Consolidated Financial Statements                                        7-11


Item 2        Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       12-44

              Glossary of Terms                                                              45

PART II - OTHER INFORMATION

Item 1        Legal Proceedings                                                              46

Item 2        Sales of Unregistered Common Stock                                             46

Item 6        Exhibits and Reports on Form 8-K                                               47

Part I
Item 1

                         THE CHASE MANHATTAN CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                           SEPTEMBER 30,     December 31,
                                                                               2000              1999
                                                                               ----              ----
ASSETS
Cash and Due from Banks                                                     $  19,403         $  16,229
Deposits with Banks                                                             3,513            28,076
Federal Funds Sold and Securities Purchased under Resale Agreements            27,175            23,823
Trading Assets: Debt and Equity Instruments                                    36,113            30,191
                Risk Management Instruments                                    31,479            33,078
Securities:
    Available-for-Sale                                                         65,600            60,625
    Held-to-Maturity (Market Value: $625 in 2000 and $876 in 1999                 632               888
Loans (Net of Allowance for Loan Losses of $3,491 in 2000
    and $3,457 in 1999)                                                       187,767           172,702
Premises and Equipment                                                          4,777             4,439
Due from Customers on Acceptances                                                 491               622
Accrued Interest Receivable                                                     2,806             2,505
Other Assets                                                                   46,060            32,927
                                                                            ---------         ---------
    TOTAL ASSETS                                                            $ 425,816         $ 406,105
                                                                            =========         =========
LIABILITIES
Deposits:
 Domestic: Noninterest-Bearing                                              $  47,067         $  49,468
           Interest-Bearing                                                    81,003            80,132
 Foreign: Noninterest-Bearing                                                   6,054             6,061
          Interest-Bearing                                                     95,477           106,084
                                                                            ---------         ---------
    Total Deposits                                                            229,601           241,745

Federal Funds Purchased and Securities Sold under
    Repurchase Agreements                                                      61,943            50,148
Commercial Paper                                                                7,338             8,509
Other Borrowed Funds                                                            7,252             5,145
Acceptances Outstanding                                                           491               622
Trading Liabilities                                                            40,688            38,573
Accounts Payable, Accrued Expenses and Other Liabilities, Including
    the Allowance for Credit Losses of $170 in 2000 and $170 in 1999           21,567            17,056
Long-Term Debt                                                                 24,157            17,602
Guaranteed Preferred Beneficial Interests in Corporation's
    Junior Subordinated Deferrable Interest Debentures                          2,789             2,538
                                                                            ---------         ---------
     TOTAL LIABILITIES                                                        395,826           381,938
                                                                            ---------         ---------
COMMITMENTS AND CONTINGENCIES (See Note 13)

PREFERRED STOCK OF SUBSIDIARY                                                     550               550
                                                                            ---------         ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                   828               928
Common Stock (Authorized 4,500,000,000 Shares, Issued 1,322,758,290
    Shares in 2000 and 1,322,811,932 Shares in 1999)                            1,323               882
Capital Surplus                                                                 9,300             9,714
Retained Earnings                                                              19,626            17,547
Accumulated Other Comprehensive Loss                                           (1,005)           (1,454)
Treasury Stock, at Cost (12,774,915 Shares in 2000
    and 82,055,832 Shares in 1999)                                               (632)           (4,000)
                                                                            ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                                 29,440            23,617
                                                                            ---------         ---------
    TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
      AND STOCKHOLDERS' EQUITY                                              $ 425,816         $ 406,105
                                                                            =========         =========

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           THIRD QUARTER                   NINE MONTHS
                                                           -------------                   -----------
                                                       2000            1999            2000           1999
                                                       ----            ----            ----           ----
INTEREST INCOME
Loans                                                $ 3,997         $ 3,288         $11,108        $ 9,662
Securities                                               994             762           2,879          2,344
Trading Assets                                           530             399           1,425          1,228
Federal Funds Sold and Securities Purchased
   under Resale Agreements                               452             352           1,349          1,122
Deposits with Banks                                       96             195             331            540
                                                     -------         -------         -------        -------
   Total Interest Income                               6,069           4,996          17,092         14,896
                                                     -------         -------         -------        -------

INTEREST EXPENSE
Deposits                                               2,251           1,650           6,302          4,806
Short-Term and Other Borrowings                        1,333             870           3,678          2,635
Long-Term Debt                                           492             306           1,243            936
                                                     -------         -------         -------        -------
   Total Interest Expense                              4,076           2,826          11,223          8,377
                                                     -------         -------         -------        -------

NET INTEREST INCOME                                    1,993           2,170           5,869          6,519
Provision for Loan Losses                                305             398             979          1,167
                                                     -------         -------         -------        -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     1,688           1,772           4,890          5,352
                                                     -------         -------         -------        -------


NONINTEREST REVENUE
Investment Banking Fees                                  613             486           1,900          1,388
Trust, Custody and Investment Management Fees            664             457           1,718          1,332
Credit Card Revenue                                      471             441           1,311          1,258
Fees for Other Financial Services                        775             637           2,201          1,777
Trading Revenue                                          603             462           2,448          1,606
Securities Gains (Losses)                                 96              (1)            167            160
Private Equity Gains (Losses)                            (25)            377             773          1,215
Other Revenue                                            210             162             354            696
                                                     -------         -------         -------        -------
   Total Noninterest Revenue                           3,407           3,021          10,872          9,432
                                                     -------         -------         -------        -------

NONINTEREST EXPENSE
Salaries                                               1,761           1,417           5,128          4,217
Employee Benefits                                        256             238             795            731
Occupancy Expense                                        247             218             689            642
Equipment Expense                                        297             255             856            737
Restructuring Costs                                       79              --             129             --
Other Expense                                          1,095             853           3,035          2,667
                                                     -------         -------         -------        -------
   Total Noninterest Expense                           3,735           2,981          10,632          8,994
                                                     -------         -------         -------        -------

INCOME BEFORE INCOME TAX EXPENSE                       1,360           1,812           5,130          5,790
Income Tax Expense                                       476             625           1,795          2,037
                                                     -------         -------         -------        -------
NET INCOME                                           $   884         $ 1,187         $ 3,335        $ 3,753
                                                     =======         =======         =======        =======
NET INCOME APPLICABLE TO COMMON STOCK                $   871         $ 1,168         $ 3,289        $ 3,698
                                                     =======         =======         =======        =======

NET INCOME PER COMMON SHARE
Basic                                                $  0.69         $  0.95         $  2.66        $  2.96
                                                     =======         =======         =======        =======
Diluted                                              $  0.66         $  0.92         $  2.57        $  2.86
                                                     =======         =======         =======        =======

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)



                                                                               2000           1999
                                                                               ----           ----
PREFERRED STOCK
Balance at Beginning of Year                                                 $    928       $  1,028
Redemption of Stock                                                              (100)          (100)
                                                                             --------       --------
Balance at End of Period                                                          828            928
                                                                             --------       --------

COMMON STOCK
Balance at Beginning of Year                                                      882            882
Issuance of Common Stock for a Three-for-Two Stock Split                          441             --
                                                                             --------       --------
Balance at End of Period                                                        1,323            882
                                                                             --------       --------

CAPITAL SURPLUS
Balance at Beginning of Year                                                    9,714          9,836
Issuance of Common Stock for a Three-for-Two Stock Split                         (441)            --
Issuance of Common Stock for (Purchase Accounting) Acquisitions (a)               136             --
Shares Issued and Commitments to Issue Common Stock
   for Employee Stock-Based Awards and Related Tax Effects                       (109)          (201)
                                                                             --------       --------
Balance at End of Period                                                        9,300          9,635
                                                                             --------       --------

RETAINED EARNINGS
Balance at Beginning of Year                                                   17,547         13,544
Net Income                                                                      3,335          3,753
Cash Dividends Declared: Preferred Stock                                          (46)           (55)
                         Common Stock                                          (1,210)        (1,032)
                                                                             --------       --------
Balance at End of Period                                                       19,626         16,210
                                                                             --------       --------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                   (1,454)           392
Other Comprehensive Income (Loss)                                                 449         (1,430)
                                                                             --------       --------
Balance at End of Period                                                       (1,005)        (1,038)
                                                                             --------       --------

TREASURY STOCK, AT COST
Balance at Beginning of Year                                                   (4,000)        (1,844)
Purchase of Treasury Stock                                                     (1,072)        (4,172)
Reissuance of Treasury Stock                                                    1,025          1,740
Reissuance of Treasury Stock for (Purchase Accounting) Acquisitions (a)         3,415             --
                                                                             --------       --------
Balance at End of Period                                                         (632)        (4,276)
                                                                             --------       --------

TOTAL STOCKHOLDERS' EQUITY                                                   $ 29,440       $ 22,341
                                                                             ========       ========

COMPREHENSIVE INCOME
Net Income                                                                   $  3,335       $  3,753
Other Comprehensive Income (Loss)                                                 449         (1,430)
                                                                             --------       --------
Comprehensive Income                                                         $  3,784       $  2,323
                                                                             ========       ========

(a) In the 2000 third quarter, Chase acquired Robert Fleming Holdings Limited and The Beacon Group, LLC. These transactions were accounted for under the purchase method.


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                         THE CHASE MANHATTAN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                  (IN MILLIONS)

                                                                                      2000             1999
                                                                                      ----             ----
OPERATING ACTIVITIES
Net Income                                                                          $  3,335         $  3,753
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
     Provision for Loan Losses                                                           979            1,167
     Restructuring Costs                                                                 129               --
     Depreciation and Amortization                                                     1,220            1,028
     Net Change in:
        Trading-Related Assets                                                        (4,223)           1,519
        Accrued Interest Receivable                                                     (301)              49
        Private Equity Investments                                                    (1,625)          (1,847)
        Other Assets                                                                 (10,330)          (3,023)
        Trading-Related Liabilities                                                    2,115           (1,338)
        Accrued Interest Payable                                                          35           (1,848)
        Other Liabilities                                                              5,003            1,139
     Other, Net                                                                          (90)             (50)
                                                                                    --------         --------
Net Cash Provided (Used) by Operating Activities                                      (3,753)             549
                                                                                    --------         --------

INVESTING ACTIVITIES
Net Change in:
     Deposits with Banks                                                              24,563            1,356
     Federal Funds Sold and Securities Purchased under Resale Agreements               4,171          (11,233)
     Loans Due to Sales and Securitizations                                           19,551           35,621
     Other Loans, Net                                                                (35,629)         (37,638)
     Other, Net                                                                          426             (592)
Proceeds from the Maturity of Held-to-Maturity Securities                                372              712
Purchases of Held-to-Maturity Securities                                                 (67)              --
Proceeds from the Maturity of Available-for-Sale Securities                            5,883            7,119
Proceeds from the Sale of Available-for-Sale Securities                               52,452           74,575
Purchases of Available-for-Sale Securities                                           (63,679)         (75,313)
Proceeds from Sales of Nonstrategic Assets                                                --              182
Cash Used in Acquisitions                                                             (3,062)          (1,252)
                                                                                    --------         --------
Net Cash Provided (Used) by Investing Activities                                       4,981           (6,463)
                                                                                    --------         --------

FINANCING ACTIVITIES
Net Change in:
     Noninterest-Bearing Domestic Demand Deposits                                     (2,401)           2,181
     Domestic Time and Savings Deposits                                                  871           (6,893)
     Foreign Deposits                                                                (10,614)          11,898
     Federal Funds Purchased and Securities Sold under Repurchase Agreements           4,272            3,599
     Other Borrowed Funds                                                                936           (1,985)
     Other, Net                                                                         (109)            (478)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                    8,460            3,430
Maturity and Redemption of Long-Term Debt                                             (1,676)          (2,640)
Proceeds from the Issuance of Stock                                                    4,467            1,539
Redemption of Preferred Stock                                                           (100)            (100)
Treasury Stock Purchased                                                              (1,072)          (4,172)
Cash Dividends Paid                                                                   (1,177)          (1,048)
                                                                                    --------         --------
Net Cash Provided by Financing Activities                                              1,857            5,331
                                                                                    --------         --------
Effect of Exchange Rate Changes on Cash and Due from Banks                                89                5
                                                                                    --------         --------
Net Increase (Decrease) in Cash and Due from Banks                                     3,174             (578)
Cash and Due from Banks at January 1,                                                 16,229           17,068
                                                                                    --------         --------
Cash and Due from Banks at September 30,                                            $ 19,403         $ 16,490
                                                                                    ========         ========
Cash Interest Paid                                                                  $ 11,258         $ 10,225
                                                                                    ========         ========
Income Taxes Paid                                                                   $  1,862         $    459
                                                                                    ========         ========

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)


See Glossary of Terms on page 45 for definition of terms used throughout the Notes to Consolidated Financial Statements.


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

NOTE 2 - AGREEMENT TO MERGE WITH J.P. MORGAN & CO. INCORPORATED
On September 13, 2000, Chase and J.P. Morgan & Co. Incorporated ("J.P. Morgan") agreed to merge. The merger agreement between Chase and J.P. Morgan, which has been approved by the boards of directors of both companies, provides that 3.7 shares of Chase common stock will be exchanged for each share of J.P. Morgan common stock. Each series of preferred stock of J.P. Morgan will be exchanged for a similar series of preferred stock of Chase, the surviving corporation of the merger. The transaction is expected to be accounted for as a pooling of interests and to be tax free to J.P. Morgan and Chase stockholders and is subject to approval by stockholders of both companies as well as by the U.S. Federal and state and foreign regulatory authorities. The merger is expected to be consummated by the first quarter of 2001 but Chase is preparing to close by year-end if it has received the required stockholder and regulatory approvals to do so.

Reference is made to the Registration Statement on Form S-4 which Chase filed with the Securities and Exchange Commission on October 5, 2000, as amended on November 13, 2000, for more information concerning the merger.

NOTE 3 - STOCK SPLIT
On May 16, 2000, the stockholders approved a three-for-two stock split of Chase's common stock. The additional shares issued as a result of the split were distributed on June 9, 2000 to stockholders of record at the close of business on May 17, 2000. The split became effective as of the opening of business on June 12, 2000. A total of 440,883,668 shares of common stock were issued in connection with the split, including 28,422,065 shares held in treasury. As a result of the stock split, $441 million was reclassified from capital surplus to common stock, and, as a result, the stock split did not cause any changes in the $1.00 par value per share for the common stock or in total stockholders' equity. All references to the number of common shares and per common share amounts have been restated to reflect the effects of the stock split.

NOTE 4 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
For a discussion of these business trusts, see page 69 of Chase's 1999 Annual Report. At September 30, 2000, eight separate wholly-owned Delaware statutory business trusts established by Chase had issued an aggregate $2,789 million in capital securities, net of discount. During the 2000 third quarter, Chase Capital VIII Trust issued $250 million of capital securities having a stated maturity of July 15, 2030 and bearing an interest rate of 8.25%, payable quarterly commencing on October 31, 2000. There were no other issuances or redemptions of capital securities during 2000.

Part I
Item 1 (continued)

NOTE 5 - RESTRUCTURING COSTS
In the 1999 fourth quarter, Chase incurred a $175 million restructuring charge relating to planned consolidation actions in certain businesses and to planned staff reductions and dispositions of premises and equipment, including the relocation of several businesses to Florida, Texas and Massachusetts. For a discussion of Chase's restructuring costs, refer to Note 12 and page 28 of Chase's 1999 Annual Report. The following table shows activity during the first nine months of 2000.


(in millions)                                                        Costs Applied against
                                        Restructuring Liability    the Liability in the First         RESTRUCTURING LIABILITY
                                          at December 31, 1999        Nine Months of 2000              AT SEPTEMBER 30, 2000
                                          --------------------        -------------------              ---------------------
Severance Costs                                   $125                       $ 54                               $ 71
Disposition of Premises/Equipment                   50                         14                                 36
                                                  ----                       ----                               ----
  Total                                           $175                       $ 68                               $107
                                                  ====                       ====                               ====

In addition to the above restructuring charge, Chase incurred $79 million of restructuring costs during the 2000 third quarter relating to relocation initiatives ($54 million) and other business initiatives ($25 million), such as the consolidation of operations. These restructuring costs were not accruable under existing accounting pronouncements and therefore were not included in the $175 million restructuring charge. Refer to page 23 for further information regarding restructuring costs.

NOTE 6 - COMPREHENSIVE INCOME
Comprehensive income for Chase includes net income as well as the change in unrealized gains and losses on available-for-sale securities and foreign currency translation (each of which includes the impact of related derivatives). Chase has presented these items net of tax in the Statement of Changes in Stockholders' Equity.


Nine months ended September 30,
(in millions)

                                              2000                                                      1999
                                              ----                                                      ----
                                         NET UNREALIZED           ACCUMULATED                      Net Unrealized        Accumulated
                         ACCUMULATED     GAIN(LOSS) ON              OTHER          Accumulated      Gain(Loss) on           Other
                         TRANSLATION      SECURITIES             COMPREHENSIVE     Translation       Securities        Comprehensive
                         ADJUSTMENT    AVAILABLE-FOR-SALE           INCOME          Adjustment    Available-for-Sale         Income
                         ----------    ------------------           ------          ----------    ------------------         ------
Beginning Balance         $    17                  $(1,471)         $(1,454)           $    17            $   375           $   392
Change during Period            4                      445              449                 --             (1,430)           (1,430)
                          -------                  -------          -------            -------            -------           -------
Ending Balance            $    21                  $(1,026)(a)      $(1,005)           $    17            $(1,055)(a)       $(1,038)
                          =======                  =======          =======            =======            =======           =======

(a) Represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio, including securities classified as loans, which are subject to the provisions of SFAS 115.


NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of Chase's fair value methodologies, see Note 22 of the 1999 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

                                               SEPTEMBER 30, 2000                       December 31, 1999
                                               ------------------                       -----------------
                                    CARRYING      ESTIMATED   APPRECIATION/   Carrying     Estimated     Appreciation/
(in millions)                         VALUE      FAIR VALUE   (DEPRECIATION)   Value       Fair Value   (Depreciation)
-------------                         -----      ----------   --------------   -----       ----------   --------------
Total Financial Assets              $420,869      $422,606      $  1,737      $387,414      $389,469      $  2,055
Total Financial Liabilities         $394,969      $394,855           114      $381,078      $380,599           479
Estimated Fair Value in Excess                                  --------                                  --------
  of Carrying Value                                             $  1,851                                  $  2,534
                                                                ========                                  ========


Derivative contracts used in connection with Chase's asset/liability ("A/L") activities had an unrecognized net loss of $743 million and $877 million at September 30, 2000 and December 31, 1999, respectively, both of which are included in the table above.

Part I
Item 1 (continued)

NOTE 8 - SECURITIES
For a discussion of the accounting policies relating to securities, see Note 1 of Chase's 1999 Annual Report.

Net gains from available-for-sale securities sold in the third quarter of 2000 amounted to $96 million (gross gains of $120 million and gross losses of $24 million) and for the first nine months of 2000 amounted to $167 million (gross gains of $259 million and gross losses of $92 million). Net gains (losses) for the same periods of 1999 amounted to $(1) million (gross gains of $88 million and gross losses of $89 million) and $160 million (gross gains of $372 million and gross losses of $212 million), respectively. There were no sales of held-to-maturity securities in the periods presented. The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

(in millions)                                            SEPTEMBER 30, 2000            December 31, 1999
                                                         ------------------            -----------------
                                                     AMORTIZED          FAIR       Amortized         Fair
AVAILABLE-FOR-SALE SECURITIES                           COST          VALUE (a)       Cost         Value (a)
                                                        ----         ---------        ----         ---------
U.S. Government and Federal
    Agency/Corporation Obligations:
      Mortgage-Backed Securities                       $30,661        $29,467        $27,938        $26,326
      CMOs and U.S. Treasuries                          24,849         24,057         23,652         22,684
Debt Securities Issued by Foreign Governments            9,025          8,937          9,469          9,364
Corporate Debt Securities and Equity Securities          1,970          2,227          1,162          1,334
Other, Primarily Asset-Backed Securities (b)               879            912            899            917
                                                       -------        -------        -------        -------
      Total Available-for-Sale Securities              $67,384        $65,600        $63,120        $60,625
                                                       =======        =======        =======        =======
HELD-TO-MATURITY SECURITIES (c)                        $   632        $   625        $   888        $   876
                                                       =======        =======        =======        =======

(a) Gross unrealized gains and losses on available-for-sale securities were $435 million and $2,219 million, respectively, at September 30, 2000 and $231 million and $2,726 million, respectively, at December 31, 1999. Gross unrealized losses on held-to-maturity securities were $7 million at September 30, 2000. Gross unrealized gains and losses were $1 million and $13 million, respectively, at December 31, 1999.
(b) Includes collateralized mortgage obligations ("CMO") of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.
(c) Primarily U.S. government and federal agency and corporation obligations.


NOTE 9 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
Chase utilizes derivative and foreign exchange ("FX") financial instruments for both trading and A/L activities. For a discussion of these financial instruments and the credit and market risks involved, see Management's Discussion and Analysis ("MD&A") on pages 42 and 45 and Note 19 of Chase's 1999 Annual Report.

The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

                                                            NOTIONAL AMOUNTS (a)               CREDIT EXPOSURE
                                                        SEPTEMBER 30,    December 31,    SEPTEMBER 30,    December 31,
(in billions)                                               2000             1999            2000             1999
-------------                                               ----             ----            ----             ----
Interest Rate Contracts                                  $12,469.7        $11,126.9        $     9.8        $    10.3
Foreign Exchange Contracts                                 1,751.9          1,652.1             12.4             15.8
Debt, Equity, Commodity and Other Contracts                  221.1            157.6              9.7              7.4
                                                                                           ---------        ---------
Total Credit Exposure Recorded on the Balance Sheet                                        $    31.9        $    33.5
                                                                                           =========        =========

(a) The notional amounts of exchange-traded interest rate contracts, foreign exchange contracts, and debt, equity, commodity and other contracts were $984.0 billion, $0.7 billion and $24.3 billion, respectively, at September 30, 2000, compared with $1,075.4 billion, $3.0 billion and $13.0 billion, respectively, at December 31,1999. The credit risk for these contracts was minimal as exchange-traded contracts principally settle daily in cash.

Part I
Item 1 (continued)

NOTE 10 - SEGMENT INFORMATION
Chase is organized into five major businesses: Investment Bank, Chase Capital Partners ("CCP"), Global Services, Wealth Management and National Consumer Services ("NCS"). Prior periods have been restated to reflect changes to the management organization or refinements in management reporting policies. For example, commencing with the second quarter of 2000, results for CCP were disclosed separately from the remainder of the Global Bank, and the private equity business of Chase H&Q was moved to CCP from Global Investment Banking. Additionally, beginning with the third quarter of 2000, the remainder of the Global Bank has been reorganized into the Investment Bank (Global Markets, Investment Banking and Corporate Lending) and Wealth Management (Global Private Bank and Asset Management).

These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by Chase's management.

Chase uses Shareholder Value Added ("SVA"), Operating Earnings and Cash Operating Earnings as its measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 20 and Note 23 of the 1999 Annual Report. The following table provides Chase's segment results.

(in millions)                                    CHASE                                     NATIONAL      CORPORATE
                                INVESTMENT      CAPITAL        GLOBAL        WEALTH        CONSUMER     RECONCILING
                                   BANK         PARTNERS      SERVICES     MANAGEMENT      SERVICES      ITEMS (a)        TOTAL
                                   ----         --------      --------     ----------      --------      ---------        -----
THIRD QUARTER 2000
Operating Revenue (b)           $   1,870      $     (88)     $     875     $     470      $   2,587     $    (124)     $   5,590
Intersegment Revenue (b)              (34)            (2)            36            11              5           (16)            --
Operating Earnings                    349           (112)           167            53            455            (7)           905
Cash Operating Earnings (c)           384           (106)           183            95            492             6          1,054
Average Managed Assets            230,598         12,377         16,230        21,845        148,165         3,638        432,853
SVA                                    46           (320)            93           (23)           227           158            181

THIRD QUARTER 1999
Operating Revenue (b)           $   1,619      $     319      $     800     $     267      $   2,514     $     (90)     $   5,429
Intersegment Revenue (b)              (61)            39             30             8              5           (21)            --
Operating Earnings                    409            176            133            44            399            26          1,187
Cash Operating Earnings (c)           420            176            148            44            435            34          1,257
Average Managed Assets            209,771          8,566         16,442        13,398        131,046         2,871        382,094
SVA                                   139             32             51            15            175           127            539

(in millions)                                    CHASE                                     NATIONAL      CORPORATE
                                INVESTMENT      CAPITAL        GLOBAL        WEALTH        CONSUMER     RECONCILING
                                   BANK         PARTNERS      SERVICES     MANAGEMENT      SERVICES      ITEMS (a)        TOTAL
                                   ----         --------      --------     ----------      --------      ---------        -----
NINE MONTHS 2000
Operating Revenue (b)           $   5,989      $     611      $   2,604     $   1,168     $   7,487     $    (291)     $  17,568
Intersegment Revenue (b)             (185)            36            135            27            15           (28)            --
Operating Earnings                  1,464            254            447           180         1,176           (41)         3,480
Cash Operating Earnings (c)         1,531            265            495           225         1,287            (5)         3,798
Average Managed Assets            225,976         11,862         15,912        17,465       144,650         3,532        419,397
SVA                                   628           (354)           227            44           487           392          1,424

NINE MONTHS 1999
Operating Revenue (b)           $   5,240      $   1,128      $   2,300     $     767     $   7,383     $    (280)     $  16,538
Intersegment Revenue (b)             (147)            85             70            16             8           (32)            --
Operating Earnings                  1,506            646            347           113         1,125           (26)         3,711
Cash Operating Earnings (c)         1,539            646            393           114         1,245            (7)         3,930
Average Managed Assets            210,223          7,838         16,633        12,814       128,681         5,715        381,904
SVA                                   681            258            104            30           482           181          1,736


(a) Corporate/Reconciling Items include Support Units, Corporate and the net effect of management accounting policies.
(b) Operating Revenue includes Intersegment Revenue, which includes revenue and revenue sharing agreements between segments, net of intersegment expenses. Transactions between business segments primarily are conducted at fair value.
(c) Cash Operating Earnings exclude the impact of credit card securitizations, restructuring costs, special items, and amortization of goodwill and certain other intangibles.

Part I
Item 1 (continued)

The table below presents a reconciliation of the combined segment information to Chase's consolidated net income as included in the Consolidated Statement of Income. For a further discussion concerning Chase's business franchise (segment) results, see Lines of Business Results in the MD&A on pages 24-29.

                                                              THIRD QUARTER                   NINE MONTHS
                                                              -------------                   -----------
                                                          2000            1999            2000            1999
                                                          ----            ----            ----            ----
SEGMENTS' Cash Operating Earnings                       $ 1,048         $ 1,223         $ 3,803         $ 3,937
Corporate/Reconciling Items                                   6              34              (5)             (7)
                                                        -------         -------         -------         -------
CONSOLIDATED CASH OPERATING EARNINGS                      1,054           1,257           3,798           3,930
Amortization of Goodwill and Certain Intangibles           (149)            (70)           (318)           (219)
                                                        -------         -------         -------         -------
CONSOLIDATED OPERATING EARNINGS                             905           1,187           3,480           3,711
Special Items and Restructuring Costs                       (21)             --            (145)             42
                                                        -------         -------         -------         -------
CONSOLIDATED NET INCOME                                 $   884         $ 1,187         $ 3,335         $ 3,753
                                                        =======         =======         =======         =======

NOTE 11 - CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note 18 of Chase's 1999 Annual Report.

The following table presents the risk-based capital ratios for Chase and its significant banking subsidiaries. At September 30, 2000, Chase and each of its depository institutions, including those listed in the table below, were "well capitalized" as defined by banking regulators.

SEPTEMBER 30, 2000                                              The Chase
(in millions, except ratios)              Chase (a)         Manhattan Bank (e)          Chase USA
                                          ---------         ------------------          ---------
Tier 1 Capital (d)                        $ 25,490               $ 21,208               $  2,793
Total Capital                               37,243                 29,112                  3,942
Risk-Weighted Assets (b)                   321,863                260,813                 32,831
Adjusted Average Assets                    406,501                329,276                 32,210
Tier 1 Capital Ratio (b)(d)                   7.92%                  8.13%                  8.51%
Total Capital Ratio (b)(d)                   11.57%                 11.16%                 12.01%
Tier 1 Leverage Ratio (c)(d)                  6.27%                  6.44%                  8.67%

(a) Assets and capital amounts for Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for Chase reflect the elimination of intercompany transactions.
(b) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $94,279 million, $89,088 million and $2,109 million, respectively.
(c) Tier 1 Capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).
(d) The provisions of SFAS 115 do not apply to the calculation of the Tier 1 Capital and Tier 1 Leverage ratios.
(e) On August 1, 2000, Chase Bank of Texas, National Association ("Chase Texas") merged into The Chase Manhattan Bank.


Cash dividends declared for the first nine months of 2000 were $0.96 per share ($0.32 per share in the 2000 third quarter) compared with $0.81 per share for the first nine months of 1999 ($0.27 per share in 1999 third quarter).

NOTE 12 - EARNINGS PER SHARE
For a discussion of Chase's current earnings per share ("EPS") policy, see Note 10 of the 1999 Annual Report. For the calculation of basic and diluted EPS for the third quarter and nine months ended September 30, 2000 and 1999, see Exhibit 11 on page 50.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

                                                    THIRD QUARTER                         FOR NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------        -----------------------------------------
(in millions, except per share                                        Over(Under)                                      Over(Under)
  and ratio data)                       2000            1999             1999            2000            1999             1999
                                        ----            ----             ----            ----            ----             ----
OPERATING BASIS (a)
Revenue                               $ 5,590         $ 5,429               3%         $17,568         $16,538               6%
Earnings                                  905           1,187             (24)           3,480           3,711              (6)
Diluted Earnings per Share               0.68            0.92             (26)            2.68            2.83              (5)
Overhead Ratio                             65%             55%          1,000 bp            60%             54%            600 bp

Cash Earnings                         $ 1,054         $ 1,257             (16)%        $ 3,798         $ 3,930              (3)%
Cash Diluted Earnings per Share          0.79            0.97             (19)            2.93            3.00              (2)
Shareholder Value Added                   181             539             (66)           1,424           1,736             (18)
Cash Return on Average
  Common Equity                            16%             23%           (700) bp           21%             24%           (300) bp
Cash Overhead Ratio                        63              53           1,000               58              52             600

OPERATING BASIS
(EXCLUDING CHASE CAPITAL PARTNERS)
Earnings                              $ 1,017         $ 1,011               1%         $ 3,226         $ 3,066               5%
Diluted Earnings per Share               0.77            0.78              (1)            2.49            2.34               6
Cash Earnings                           1,160           1,081               7            3,533           3,285               8
Diluted Cash Earnings per Share          0.88            0.84               5             2.73            2.51               9

REPORTED BASIS
Revenue                               $ 5,400         $ 5,191               4%         $16,741         $15,951               5%
Net Income                                884           1,187             (26)           3,335           3,753             (11)
Diluted Earnings per Share               0.66            0.92             (28)            2.57            2.86             (10)
Return on Average Common Equity            13%             22%           (900) bp           18%             23%           (500) bp
Tier 1 Capital                                                                             7.9             8.2             (30)
Total  Capital                                                                            11.6            11.8             (20)
Tier 1 Leverage                                                                            6.3             6.7             (40)

(a) Operating basis excludes the impact of credit card securitizations, restructuring costs and special items. For a further discussion, see Glossary of Terms on page 45.
bp - Denotes basis points; 100 bp equals 1%.


Financial Results: Chase's diluted operating earnings for the third quarter of 2000 were $0.68 per share, a decline of 26% from $0.92 per share for the same period in 1999. For the first nine months of 2000, diluted operating earnings per share decreased 5% to $2.68, when compared with $2.83 for the first nine months of 1999. Operating earnings in the 2000 third quarter were $905 million, compared with $1.19 billion in the same quarter of 1999. For the first nine months of 2000, operating earnings were $3.48 billion, compared with $3.71 billion for the first nine months of 1999.

On a reported basis, which includes special items, diluted net income per share was $0.66 and $2.57 for the third quarter and first nine months of 2000, respectively, compared with $0.92 and $2.86 for the third quarter and first nine months of 1999, respectively. Reported net income in the 2000 third quarter was $884 million, compared with $1.19 billion in the 1999 third quarter; net income was $3.34 billion and $3.75 billion for the first nine months of 2000 and 1999, respectively.

Earnings for the third quarter of 2000 were lower than last year's third quarter results, primarily because of lower income in Chase Capital Partners and to a lesser extent in the Investment Bank. A summary of Chase's business results follows:

    - In CHASE CAPITAL PARTNERS, unrealized write-downs, primarily due to price declines in publicly-held securities, more than offset record realized (cash) gains of $538 million on sales of investments.

Part I
Item 2 (continued)

    - In the INVESTMENT BANK, trading revenues and corporate finance fees were up from the third quarter of 1999 but down from the second quarter of 2000, due to lower market volatility and trading volumes and a slowdown in leveraged finance. The cash expense growth rate of 47%, from the 1999 third quarter, was high because of the buildup of the investment banking platform, including the expense impact of recent acquisitions.

    - Chase's GLOBAL SERVICES, NATIONAL CONSUMER SERVICES and WEALTH MANAGEMENT businesses each achieved record results, underscoring the value of a diverse business mix.

Chase's lower third quarter results were not, however, related to credit or market risk management issues. Credit costs decreased by 15% and 11% for the third quarter and first nine months of 2000, respectively, when compared with the comparable periods of 1999. Nonperforming assets at September 30, 2000 were $1.82 billion, compared with $1.90 billion at June 30, 2000 and $2.02 billion at September 30, 1999. On a managed basis, including securitizations, credit costs were $541 million in the third quarter of 2000, a decline from $574 million in the second quarter of 2000 and from $636 million in the third quarter of 1999. In relation to market risk, Chase did not experience any days in the third quarter of 2000 in which it suffered a trading loss.

Management is taking initiatives to position Chase for higher growth in the future, particularly in the Investment Bank. As a result, operating expenses increased 23% and 18% for the third quarter and first nine months of 2000, respectively, when compared with the comparable periods of 1999. However, Chase's management is committed to return to more disciplined investment spending, particularly in the Investment Bank.

During the third quarter, Chase announced it had agreed to sell its Hong Kong based retail banking business and its 50% interest in ChaseMellon Shareholder Services. These divestitures continue Chase's long-term initiative of disciplined divestitures of non-strategic businesses.

Merger Update: On September 13, 2000, The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated agreed to merge. The merged firm will be named J.P. Morgan Chase & Co. The merger is expected to be consummated by the first quarter of 2001, although Chase and J.P. Morgan are prepared to close by year-end 2000 if they both receive the required stockholder and regulatory approvals to do so. Since the merger was announced, integration efforts have been proceeding swiftly:

    - Over 35 senior positions were named upon the announcement of the merger; an additional 250 key positions have been subsequently announced.

    - All major U.S. and foreign regulatory and antitrust applications have been filed; the joint proxy statement was filed with the Securities and Exchange Commission ("SEC") on October 5. On November 3, 2000, the United States Department of Justice ("DOJ") and the United States Federal Trade Commission informed Chase they had granted early termination of the waiting period under the Hart-Scott-Rodino Act and the DOJ also informed Chase it had closed and concluded its review of the proposed merger of Chase and J.P. Morgan.

    - Clients are reacting favorably to the proposed merger by inviting Chase and J.P. Morgan to make joint pitches for business; the two firms have won a number of joint investment banking mandates as a result.

    - The framework for managing the integration is in place, with established uniform tracking tools designed to measure synergies and the tracking of systems and real estate inventories fully under way.

    - Management of Chase believes the amounts of the proposed cost saves and synergies originally projected to be realized in connection with the merger ($1.9 billion) are conservative. Based upon merger integration efforts to date, Chase's management currently believes those initial estimates are conservative but has not arrived at or announced revised estimates. It is anticipated that the merger will result in pre-tax costs of approximately $2.8 billion ($1.8 billion after-tax). The anticipated restructuring costs are expected to reflect severance expenses incurred in connection with anticipated staff reductions, costs incurred in connection with planned office eliminations and other merger-related expenses, including costs to eliminate redundant back office and other operations of Chase and J.P. Morgan.

This Management's Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and

Part I
Item 2 (continued)

expectations of Chase's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause Chase's results to differ materially from those described in the forward-looking statements can be found in the 1999 Annual Report on Form 10-K of Chase and in the registration statement on Form S-4 filed by Chase on October 5, 2000, as amended on November 13, 2000, with the SEC.


RESULTS OF OPERATIONS

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


(in millions, except per share data)

                                                  THIRD QUARTER 2000                               Third Quarter 1999
                                     --------------------------------------------     --------------------------------------------
                                     REPORTED    CREDIT      SPECIAL    OPERATING     Reported    Credit      Special    Operating
                                     RESULTS      CARD        ITEMS        BASIS      Results      Card        Items        Basis
                                       (a)         (b)         (c)                      (a)         (b)         (c)
                                     -------     -------     -------      -------     -------     -------     -------      -------
Revenue:
Market-Sensitive                     $ 1,364     $    --     $    --      $ 1,364     $ 1,541     $    --     $    --      $ 1,541
Less Market-Sensitive                  4,036         236         (46)       4,226       3,650         238          --        3,888
                                     -------     -------     -------      -------     -------     -------     -------      -------
Total Revenue                          5,400         236         (46)       5,590       5,191         238          --        5,429
Noninterest Expense                    3,656          --          --        3,656       2,981          --          --        2,981
                                     -------     -------     -------      -------     -------     -------     -------      -------
Operating Margin                       1,744         236         (46)       1,934       2,210         238          --        2,448
Credit Costs                             305         236          --          541         398         238          --          636
                                     -------     -------     -------      -------     -------     -------     -------      -------
Income before
  Restructuring Costs                  1,439          --         (46)       1,393       1,812          --          --        1,812
Restructuring Costs                       79          --         (79)          --          --          --          --           --
                                     -------     -------     -------      -------     -------     -------     -------      -------
Income before Taxes                    1,360          --          33        1,393       1,812          --          --        1,812
Tax Expense                              476          --          12          488         625          --          --          625
                                     -------     -------     -------      -------     -------     -------     -------      -------
Net Income                           $   884     $    --     $    21      $   905     $ 1,187     $    --     $    --      $ 1,187
                                     =======     =======     =======      =======     =======     =======     =======      =======

NET INCOME PER COMMON SHARE
Basic                                $  0.69                              $  0.70     $  0.95                              $  0.95
Diluted                              $  0.66                              $  0.68     $  0.92                              $  0.92

----------------------------------------------------------------------------------------------------------------------------------
                                                   NINE MONTHS 2000                                Nine Months 1999
                                     --------------------------------------------     --------------------------------------------
Revenue:
Market-Sensitive                     $ 5,406     $    --     $    --      $ 5,406     $ 5,012     $    --     $    --      $ 5,012
Less Market-Sensitive                 11,335         732          95       12,162      10,939         753        (166)      11,526
                                     -------     -------     -------      -------     -------     -------     -------      -------
Total Revenue                         16,741         732          95       17,568      15,951         753        (166)      16,538
Noninterest Expense                   10,503          --          --       10,503       8,994          --        (100)       8,894
                                     -------     -------     -------      -------     -------     -------     -------      -------
Operating Margin                       6,238         732          95        7,065       6,957         753         (66)       7,644
Credit Costs                             979         732          --        1,711       1,167         753          --        1,920
                                     -------     -------     -------      -------     -------     -------     -------      -------
Income before
  Restructuring Costs                  5,259          --          95        5,354       5,790          --         (66)       5,724
Restructuring Costs                      129          --        (129)          --          --          --          --           --
                                     -------     -------     -------      -------     -------     -------     -------      -------
Income before Taxes                    5,130          --         224        5,354       5,790          --         (66)       5,724
Tax Expense                            1,795          --          79        1,874       2,037          --         (24)       2,013
                                     -------     -------     -------      -------     -------     -------     -------      -------
Net Income                           $ 3,335     $    --     $   145      $ 3,480     $ 3,753     $    --     $   (42)     $ 3,711
                                     =======     =======     =======      =======     =======     =======     =======      =======

NET INCOME PER COMMON SHARE
Basic                                $  2.66                              $  2.78     $  2.96                              $  2.93
Diluted                              $  2.57                              $  2.68     $  2.86                              $  2.83

(a) Represents the amounts that are reported in Chase's financial statements. The only exception is that revenues are categorized between market-sensitive and less market-sensitive revenues.
(b) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that previously would have been reported as net interest income and as provision for loan losses instead are reported as components of noninterest revenue.
(c) Includes restructuring costs and special items. For a description of special items, see Glossary of Terms on page 45.

Part I
Item 2 (continued)

MARKET-SENSITIVE REVENUES
Market-sensitive revenues primarily are derived from the business activities of Chase's Investment Bank and Chase Capital Partners ("CCP") franchises. The revenues from these businesses typically are more sensitive to global market factors than those produced by the other Chase franchises. Factors that affect market-sensitive revenues include movements in short-term interest rates, which in turn affect the level of liquidity in the markets, the prices of tradable securities and commodities, and the near-term profitability of companies.

In the third quarter of 2000, total market-sensitive revenues were 11% lower than the same period last year. The decline primarily reflects unrealized mark-to-market write-downs of certain publicly held equity investments at CCP. For the nine months of 2000, market-sensitive revenues were 8% above the 1999 year-to-date level. Excluding the results of CCP, market-sensitive revenues would have been up 22% for the first nine months of 2000, due to the continued strength of investment banking and, to a lesser extent, trading-related revenue. For a further discussion of Chase's market-sensitive revenues, see pages 21-23 of the 1999 Annual Report.

(in millions)                              THIRD QUARTER                   NINE MONTHS
                                           -------------                   -----------
                                       2000            1999            2000           1999
                                       ----            ----            ----           ----
Investment Banking Fees               $   613         $   486         $ 1,900        $ 1,388
Trading-Related Revenue                   680             679           2,566          2,249
Securities Gains (Losses)                  96              (1)            167            160
Private Equity Gains (Losses)             (25)            377             773          1,215
                                      -------         -------         -------        -------
Total Market-Sensitive Revenue        $ 1,364         $ 1,541         $ 5,406        $ 5,012
                                      =======         =======         =======        =======

INVESTMENT BANKING FEES
Investment banking remained relatively strong, with fees in the third quarter and nine months of 2000 increasing 26% and 37%, respectively, from their comparable periods in 1999. These increases were driven by additions to Chase's product platform (i.e., equity underwriting) and growth in existing products, (i.e., merger and acquisition advisory). These were partially offset by reduced industry-wide activities in high-yield securities and complex syndicated loans.

Recent acquisitions of investment banking firms are expected to position Chase to better participate in the higher fee-generating activities (e.g., mergers and acquisitions and equity underwriting) of investment banking. The Chase H&Q acquisition improved Chase's product offerings to fast-growing New Economy companies. Chase Flemings, with its broad network in Europe and Asia, is expected to supplement Chase's investment banking practice in the United States. Likewise, the acquisition of The Beacon Group, LLC increased opportunities for merger and acquisition advisory deals.

Part I
Item 2 (continued)

TRADING-RELATED REVENUE
Total trading revenues, including related net interest income, for the 2000 third quarter were flat, compared with the same period last year but rose 14% to $2.57 billion for the first nine months of 2000, when compared with same 1999 period. The results reflected gains in most business products, in particular equities and commodities, and foreign exchange.

(in millions)                                THIRD QUARTER                NINE MONTHS
                                             -------------                -----------
                                          2000          1999          2000          1999
                                          ----          ----          ----          ----
Trading Revenue (a)                      $  603        $  462        $2,448        $1,606
Net Interest Income Impact (b)               77           217           118           643
                                         ------        ------        ------        ------
Total Trading-Related Revenue            $  680        $  679        $2,566        $2,249
                                         ======        ======        ======        ======
Product Diversification:
   Interest Rate Contracts (c)           $  117        $  223        $  654        $  805
   Foreign Exchange Revenue (d)             207           199           744           616
   Equities and Commodities (e)             167           129           574           303
   Debt Instruments and Other (f)           189           128           594           525
                                         ------        ------        ------        ------
Total Trading-Related Revenue            $  680        $  679        $2,566        $2,249
                                         ======        ======        ======        ======

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


    - Revenue from interest rate contracts decreased 48% and 19%, respectively, in the third quarter and first nine months of 2000, when compared with the prior year's respective periods as a result of the gradual increase in domestic interest rates in 2000. The environment reduced interest rate volatility, which is a key factor in determining business volume for interest rate contracts.

    - Foreign exchange revenue in the third quarter of 2000 increased slightly and for the nine months increased by $128 million, due to substantial fluctuations in foreign currency values in the first half of 2000 and increased client activity.

    - Equities and commodities revenue increased 29% in the 2000 third quarter and 89% for the first nine months, in large part as a result of equity trading at Chase H&Q and Chase Flemings.

    - The debt instruments and other category recorded strong revenue for the third quarter and nine months of 2000 primarily as a result of gains in the U.S. fixed income market.

SECURITIES GAINS
Chase's investment securities primarily are liquid securities held in connection with Chase's treasury activities. Chase's domestic and international treasury units manage Chase's asset and liability interest rate risk. Securities gains realized in the third quarter of 2000 were $96 million, compared with a loss of $1 million in the same 1999 period. For the nine months of 2000, gains were $167 million, $7 million more than last year's year-to-date period.

Part I
Item 2 (continued)

PRIVATE EQUITY GAINS
Private equity gains in the third quarter of 2000 were negative $25 million, compared with gains of $377 million in the same 1999 quarter and $298 million in the second quarter of 2000. Gains included cash realized from the sale of both private and public securities that were held in the portfolio and the unrealized change in the value of investments held in the portfolio, primarily publicly traded securities. Realized (cash) gains on the sale of securities in the third quarter of 2000 were $538 million, more than double the amount of cash gains realized in the third quarter of 1999. These gains were more than offset by declines in the carrying values of investments (primarily in telecommunications) in the publicly held portion of the portfolio. Despite these declines, the current carrying value of the investments in the publicly traded portfolio is approximately 2.6 times their original cost.

(in millions)                                 THIRD QUARTER                  NINE MONTHS
                                              -------------                  -----------
                                          2000            1999           2000            1999
                                          ----            ----           ----            ----
TOTAL INVESTMENTS
  Realized Gains (Cash)                 $   538         $   250        $ 1,229         $   883
  Unrealized Gains (Losses)                (563)            127           (456)            332
                                        -------         -------        -------         -------
   Private Equity Gains (Losses)        $   (25)        $   377        $   773         $ 1,215
                                        =======         =======        =======         =======

Approximately 80 percent of the carrying value of the Chase Capital Partners' portfolio consist of privately-held securities, generally carried at cost, which, in management's judgment, approximates fair value. The balance of the portfolio, which is publicly-held, is marked-to-market at the quoted public value, less liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that CCP cannot immediately realize the publicly-quoted values due to the regulatory, corporate and contractual sales restrictions generally imposed on its holdings.

Chase believes that CCP's equity-related investments will continue to create value for Chase, making substantial contributions to its earnings over time. Since its inception in 1984, the compound annual cash return on CCP's investments has been 43%. However, given the volatile nature of the public equities market, and that of the NASDAQ market in particular, Chase's reported private equity results may include significant unrealized valuation adjustments, both favorable and unfavorable, at any given quarter. Chase has not and is not considering exiting the business and does not intend to spin off CCP as a separate entity. CCP is a business with a strong track record of providing returns to shareholders over a long period of time, more than compensating for any additional volatility it may contribute to Chase's earnings. The table below shows the direct and fund investment components of Chase's portfolio, totaling $10.5 billion at September 30, 2000.

CHASE CAPITAL PARTNERS INVESTMENT PORTFOLIO

(in millions)                                             SEPTEMBER 30, 2000               June 30, 2000
                                                          ------------------               -------------
                                                       CARRYING                      Carrying
                                                         VALUE           COST          Value           Cost
                                                         -----           ----          -----           ----
Total Public Securities (191 companies)                 $ 2,103        $   801        $ 2,778        $   789
Total Private Direct Investments (822 companies)          5,957          5,879          5,764          5,736
Total Private Fund Investments (381 funds)                2,456          2,469          2,353          2,337
                                                        -------        -------        -------        -------
    Total Investment Portfolio                          $10,516        $ 9,149        $10,895        $ 8,862
                                                        =======        =======        =======        =======

CCP also manages $11.4 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to $21.9 billion.

The level of investment by CCP continues to grow. Direct equity investments were $2.1 billion for the first nine months of 2000, compared with investments of approximately $1.5 billion during the comparable 1999 period. The growth of direct equity investments was attributable to new opportunities in several industry groups.

The carrying values of investments recorded on Chase's financial statements are net of interests of investors other than Chase. Certain of those investors are management of Chase pursuant to co-investment limited partnerships. Additionally, CCP is in the process of offering to unaffiliated third parties approximately $1.5 billion in interests in CCP fund investments through separate investment vehicles and CCP intends to offer approximately $5 billion in limited partnership interests in a new investment fund that will co-invest with CCP in its direct investments. The securities being offered by CCP will not be registered under the Securities Act of 1933 pursuant to registration exemptions therefrom. These offerings, as well as other offerings CCP may make in the future, will have the effect of reducing Chase's proportional ownership share of investments made and to be made by CCP. For a further discussion of CCP's business, visit the CCP web site at: www.chasecapital.com.

Part I
Item 2 (continued)

LESS MARKET-SENSITIVE REVENUE
Less market-sensitive revenues derive largely from Chase's National Consumer Services, Global Services and Wealth Management franchises, as well as from credit products and brokerage services provided to large corporate and institutional clients. These revenues generally experience less market volatility than those Investment Bank and CCP revenues, which are characterized as market-sensitive.

Less market-sensitive revenues increased by 9% in the 2000 third quarter and by 6% in the first nine months of 2000, reflecting increases in trust, custody and investment management fees and fees for other financial services. For a further discussion of less market-sensitive revenues, see pages 24-26 of Chase's 1999 Annual Report.

                                                                  THIRD QUARTER                            NINE MONTHS
                                                      ----------------------------------       -----------------------------------

(in millions)                                             2000         1999       Change          2000           1999       Change
                                                      ----------   ----------     ------       -----------   ----------     ------
Net Interest Income (excluding
   Trading-Related Net Interest Income)               $    2,269     $  2,285       (1)%       $     6,781    $    6,876      (1)%
Less Market-Sensitive Fee Revenue:
   Trust, Custody and Investment
     Management Fees                                         664          457       45               1,718         1,332      29
   Credit Card Revenue (a)                                   358          355        1               1,025         1,031      (1)
   Fees for Other Financial Services                         775          637       22               2,201         1,777      24
                                                      ----------     --------                  -----------    ----------
     Total Less Market-Sensitive Fee Revenue               1,797        1,449       24               4,944         4,140      19
Other Revenue (a)                                            160          154        4                 437           510     (14)
                                                      ----------     --------                  -----------    ----------
     Total Less Market-Sensitive Revenue              $    4,226     $  3,888        9%        $    12,162    $   11,526       6%
                                                      ==========     ========                  ===========    ==========

(a)   Presented on an operating basis.

NET INTEREST INCOME
Less market-sensitive net interest income ("NII") on an operating basis adjusts reported NII to reflect the impact of credit card securitizations and the trading-related NII that is considered part of market-sensitive revenue. The following table reconciles reported NII and less market-sensitive operating NII.

                                                             THIRD QUARTER                           NINE MONTHS
                                                ------------------------------------     ----------------------------------
NET INTEREST INCOME
(in millions)                                        2000          1999       Change          2000        1999       Change
                                                ------------    -----------   ------     ------------   ---------    ------
   Reported NII                                  $    1,993      $    2,170      (8)%     $     5,869    $  6,519     (10)%
   Add Impact of Credit Card Securitizations            353             332                     1,030       1,000
   Less Trading-Related NII                             (77)           (217)                     (118)       (643)
                                                 ----------      ----------               -----------    --------
   Operating NII                                 $    2,269      $    2,285      (1)%     $     6,781    $  6,876      (1)%
                                                 ==========      ==========               ===========    ========

AVERAGE INTEREST-EARNING ASSETS
(in billions)
   Reported                                      $    322.0      $   290.2       11%      $     313.0    $  290.0       8%
   Add Credit Card Securitizations                     19.0           17.2                       19.0        17.6
   Less Trading-Related Assets                        (59.4)         (53.4)                     (57.2)      (51.3)
                                                 ----------      ---------                -----------    --------
   Managed                                       $    281.6      $   254.0       11%      $     274.8    $  256.3       7%
                                                 ==========      =========                ===========    ========

NET YIELD ON INTEREST-EARNING ASSETS (a)
   Reported                                            2.47%          2.97%     (50) bp         2.51%        3.01%    (50) bp
   Add Impact of Securitizations                        .28            .27        1              .27          .26       1
        Impact of Trading-Related NII                   .47            .34       13              .53          .32      21
                                                 ----------      ---------                 ---------     --------
   Managed                                             3.22%          3.58%     (36) bp         3.31%        3.59%    (28) bp
                                                 ==========      =========                 =========     ========


(a)  Disclosed on a taxable equivalent basis.
bp - Denotes basis points; 100 bp equals 1%.

Part I
Item 2 (continued)

For the third quarter and the first nine months of 2000, reported NII declined 8% and 10%, respectively, when compared with each of the same periods in 1999. Operating NII declined only slightly, 1%, in each period of 2000. Reported NII during 2000 has been adversely affected by a decline in trading-related NII as earning assets held to support Chase's trading businesses yielded minimal net interest income (see Trading-Related Revenue on page 16). Reported and operating NII in 2000 were favorably impacted by higher average interest-earning assets, offset by spread compressions due to the rising interest rate environment and competitive pricing (notably in credit cards). Also affecting both reported and operating NII in the nine months of 2000 was a $100 million decrease in the estimated auto lease residual value, which was accounted for as a reduction in net interest income in the first quarter of 2000. This adjustment in the estimated auto lease residual value addressed exposure to potential losses on maturing leases as a result of a decline in the market value of autos returned by lessees at lease termination.

Managed average interest-earning assets increased 11% and 7%, respectively, from the 1999 third quarter and first nine months. Contributing to the increases in both periods were higher amounts of liquid assets and commercial loans, due, in part, to the acquisitions of Flemings and Chase H&Q. There also was an increase in domestic consumer loans (notably in residential mortgages, reflecting growth in higher-margin products such as home equity lending and new adjustable rate mortgages, which are more frequently retained in the portfolio). Partially offsetting these increases was a decline in the average emerging market commercial loan portfolio, as Chase reduced this exposure throughout 1999.

The net yield on a managed basis decreased 36 basis points in the 2000 third quarter and 28 basis points in the first nine months of 2000. The rising interest rate environment which began in the second half of 1999 and competitive pricing resulted in generally narrower spreads.

TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES

Trust, custody and investment management fees rose to a record level of $664 million in the third quarter of 2000, 22% above the 2000 second quarter (the previous record high) and 45% above the prior year's quarter. The three consecutive record quarters of 2000 have resulted in a 29% increase in fees from the 1999 first nine months, resulting in record levels for these businesses. These results were attributable to growth in the value of funds under investment management and securities under custody, increase in flows of investments to foreign markets (where the safekeeping of securities is most profitable), and the impact of newly acquired businesses, notably Flemings.

(in millions)                                           THIRD QUARTER                   NINE MONTHS
                                                 --------------------------     ---------------------------
                                                     2000            1999           2000            1999
                                                 -----------      ---------     ----------        ---------
TRUST, CUSTODY AND INVESTMENT MANAGEMENT FEES
   Institutional (a)                             $     330        $   275       $      984        $     805
   Personal (b)                                        137            127              427              373
   Mutual Funds (c)                                    109             39              189              111
   Other Trust Fees                                     88             16              118               43
                                                 ---------        -------       ----------        ---------
     Total                                       $     664        $   457       $    1,718        $   1,332
                                                 =========        =======       ==========        =========

(a) Represents fees for trustee, agency, registrar, securities-lending and broker clearing, custody and maintenance of securities.

(b) Represents fees for trustee, estate, custody, advisory and investment management services.

(c) Represents investment management, administrative, custody and other fees in connection with Chase's proprietary global mutual funds.

The following table shows the growth in Chase's assets under custody and under management.

(in billions)          ASSETS UNDER ADMINISTRATION/CUSTODY         ASSETS UNDER MANAGEMENT
                       -----------------------------------      ----------------------------
September 30,              2000                  1999               2000             1999
                        ----------            ----------        ----------         ---------
    Institutional       $    5,679            $    4,904        $     169          $     105
    Personal                   114                   107               62                 49
    Mutual Funds                53                    45              101                 57
                        ----------            ----------        ---------          ---------
       Total            $    5,846            $    5,056        $     332 (a)      $     211
                        ==========            ==========        =========          =========

(a) Reflects approximately $88 billion in assets under management from Flemings.

Part I
Item 2 (continued)

CREDIT CARD REVENUE

Credit card revenue includes interchange income; late, cash advance, annual and overlimit fees; and servicing fees associated with the securitization of credit cards. Credit card revenue on an operating basis remained relatively stable from both the third quarter and nine months of 1999 but was up $19 million from the second quarter of 2000 as a result of the seasonal increase in fees during the vacation and back-to-school periods. The declines in late fees in 2000, when compared with their corresponding periods in 1999, reflect a reduction in customer delinquencies as demonstrated by a more than 50 bp improvement in the managed net charge-off ratios for both periods. These were offset by an increase in interchange income (transaction processing fees) associated with higher customer purchase volumes.

The following table reconciles Chase's reported credit card revenue and operating credit card revenue, which excludes the impact of credit card securitizations.

(in millions)                                         THIRD QUARTER                  NINE MONTHS
                                               -------------------------    ----------------------------
                                                  2000           1999          2000              1999
                                               ----------      ---------    ----------        ----------
Reported Credit Card Revenue                   $     471        $   441     $   1,311         $   1,258
Less Impact of Credit Card Securitizations          (113)           (86)         (286)             (227)
                                               ---------        -------     ---------         ---------
Operating Credit Card Revenue                  $     358        $   355     $   1,025         $   1,031
                                               =========        =======     =========         =========

FEES FOR OTHER FINANCIAL SERVICES

Fees for other financial services in the third quarter of 2000 increased 22%, when compared with the same period in the prior year. In the first nine months of 2000, the fees grew by 24% relative to 1999. The table below provides the significant components of fees for other financial services.

(in millions)                                            THIRD QUARTER                 NINE MONTHS
                                                    ----------------------    -----------------------
                                                       2000          1999        2000          1999
                                                    ---------      -------    ----------    ----------
Brokerage and Investment Services                   $     150      $    43    $      333    $     136
Mortgage Servicing Fees                                   140           96           421          238
Service Charges on Deposit Accounts                       103          104           305          289
Fees in Lieu of Compensating Balances                      81          106           256          287
Insurance Fees                                             58           44           154          124
Commissions on Letters of Credit and Acceptances           51           69           179          207
Loan Commitment Fees                                       36           44           108          111
Other Fees                                                156          131           445          385
                                                    ---------      -------    ----------    ---------
   Total                                            $     775      $   637    $    2,201    $   1,777
                                                    =========      =======    ==========    =========

BROKERAGE AND INVESTMENT SERVICES rose 249% from the 1999 third quarter and 145% from the nine months of 1999. The increases were mainly due to the acquisitions of Flemings in August 2000 and H&Q in December 1999, significantly increasing the volume of Chase's brokerage activities and investment service fees associated with the sale of mutual funds to clients. In addition, both the daily trading volume and the number of new customers at Brown & Co. increased. Trading volume at Brown & Co. in the third quarter of 2000 was up to 41,000 trades per day, compared with 32,000 trades per day in the same quarter of 1999.

MORTGAGE SERVICING FEES in the 2000 third quarter and nine months increased by 46% and 77%, respectively, from the same periods in 1999. The increases were due to a larger average servicing portfolio, resulting from the Mellon Bank Corporation mortgage business acquisition, and a lower amortization rate on mortgage servicing rights. Mortgage interest rates were higher in 2000, reducing the prepayment rates on mortgage loans, which, in turn, lowered the amortization expense (contra revenue) linked to the mortgage servicing rights. The average servicing portfolio increased 28% from last year's third quarter as a result of continued strong replenishment through originations and acquisitions, and a lower level of loan prepayments in the core portfolio.

Part I
Item 2 (continued)

FEES IN LIEU OF COMPENSATING BALANCES decreased 24% from the 1999 third quarter and 11% from the first nine months of 1999, partly attributable to a greater number of customers who maintain the required deposit account balances to compensate for utilization of certain bank services.

INSURANCE FEES include fees from credit-related products (such as insuring the payment of credit card, mortgage and auto loans in the event of loss of life, disability and other catastrophic events) as well as from non-credit-related products (such as life, health and property insurance, and annuities). Insurance fees in 2000 were 32% higher than the 1999 third quarter and 24% higher than the 1999 first nine months, primarily due to new business related to life, health and mortgage insurance, plus the inclusion of Chase Flemings.

OTHER FEES in 2000 increased 19% from the 1999 third quarter and 16% from the nine months of 1999, reflecting higher interchange fees related to a larger volume of debit card transactions and a general increase in the other fee-generating activities at several businesses.

OTHER REVENUE

(in millions)                                                THIRD QUARTER         NINE MONTHS
                                                             -------------         -----------
                                                            2000        1999       2000        1999
                                                            ----        ----       ----        ----
Residential Mortgage Origination/Sales Activities          $  50       $  95      $ 135       $ 275
All Other Revenue                                            110          59        302         235
                                                            ----        ----       ----        ----
   Operating Other Revenue                                   160         154        437         510
Loss on Economic Hedge of the Flemings Purchase Price        (35)         --       (176)         --
Gains on Sales of Nonstrategic Assets                         81          --         81         166
Other Revenue - Credit Card Securitizations                    4           8         12          20
                                                            ----        ----       ----        ----
   Reported Other Revenue                                  $ 210       $ 162      $ 354       $ 696
                                                           =====       =====      =====       =====


RESIDENTIAL MORTGAGE ACTIVITIES (which include origination and sales of loans and selective dispositions of mortgage servicing rights) in both the third quarter and first nine months of 2000 declined 47% and 51%, respectively, reflecting lower origination and loan sale volume as well as gains from sales of mortgage servicing rights in the 1999 third quarter.

ALL OTHER REVENUE was 86% higher in the third quarter of this year, compared with the same period in 1999 and 29% higher than the first nine months of 1999, reflecting an increase in revenues from auto operating leases (due to lease volume increases in 2000), higher joint venture equity income and general asset sales. These were partly offset by a gain in the 1999 third quarter on the sale of upstate New York branches.

Special items not included in operating results for the 2000 third quarter and nine month periods include losses of $35 million and $176 million, respectively, resulting from the economic hedge of the purchase price of Flemings prior to its acquisition (the offsetting appreciation in the dollar versus pound sterling exchange rate was reflected as a reduction in the purchase price and corresponding goodwill). Results for the 2000 third quarter and nine months reflect a gain of $81 million on the sale of the Panama branch while items for the nine months in 1999 included $166 million of gains on sales of nonstrategic assets, of which $95 million was from the sale of a building and $71 million was from the sale of branches in Texas.

Part I
Item 2 (continued)

NONINTEREST EXPENSE

Total operating noninterest expenses increased 23% in the third quarter of 2000 and 18% in the nine months of 2000, when compared with the same periods in 1999. These increases reflected higher investments in resources to build up the platform of the Investment Bank, including through the acquisitions of Flemings and Beacon in the third quarter of 2000 and H&Q in late 1999.

Reported noninterest expense for 2000 included $129 million ($79 million in the 2000 third quarter) of nonaccruable restructuring costs associated with previously announced relocation programs. Reported noninterest expense for 1999 included a special contribution to The Chase Manhattan Foundation.

(in millions, except ratios)                     THIRD QUARTER                  NINE MONTHS
                                                 -------------                  -----------
                                               2000          1999          2000          1999
                                               ----          ----          ----          ----
                                                                                      -------
Salaries                                    $ 1,761       $ 1,417       $ 5,128       $ 4,217
Employee Benefits                               256           238           795           731
Occupancy Expense                               247           218           689           642
Equipment Expense                               297           255           856           737
Other Expense                                 1,095           853         3,035         2,567
                                            -------       -------       -------       -------
   Operating Noninterest Expense              3,656         2,981        10,503         8,894
                                            -------       -------       -------       -------
Restructuring Costs                              79            --           129            --
Special Contribution to the Foundation           --            --            --           100
                                            -------       -------       -------       -------
   Reported Noninterest Expense             $ 3,735       $ 2,981       $10,632       $ 8,994
                                            =======       =======       =======       =======

Operating Overhead Ratio (a)                     65%           55%           60%           54%
Cash Operating Overhead Ratio (a) (b)            63%           53%           58%           52%

(a) Excludes costs associated with REIT and the impact of credit card securitizations.
(b) Excludes the impact of amortization of goodwill and certain other intangibles.



SALARIES AND EMPLOYEE BENEFITS

The increases in salaries and employee benefits from the third quarter and nine months of 1999 were due to a more competitive recruiting environment for talent as well as higher incentives, partly driven by growth in investment banking revenue and retention bonus accruals for key personnel of the recently acquired firms. The higher headcount as shown below reflects the additions from Chase Flemings (more than 7,000) and Chase H&Q (approximately 1,000).

FULL-TIME EQUIVALENT EMPLOYEES                 SEPTEMBER 30,    September 30,
                                               -------------    -------------
                                                  2000              1999
Domestic Offices                                62,310             61,665
Foreign Offices                                 19,430             11,353
                                                ------             ------
   Total Full-Time Equivalent Employees         81,740             73,018
                                                ======             ======

OCCUPANCY AND EQUIPMENT EXPENSE
Occupancy expense increased over both 1999 periods, primarily due to the additional leasing costs of office spaces occupied by Chase Flemings and Chase H&Q. Equipment expense also rose in both periods of 2000 as a result of higher depreciation expense related to the capitalization of more advanced hardware systems and software applications as well as higher software investments to support the ongoing internet projects throughout the various business franchises of Chase. Also contributing to the increase were the additional expenses at Chase Flemings and Chase H&Q.

OTHER EXPENSE
Operating other expense (excluding the special contribution to The Chase Manhattan Foundation) rose 28% from the third quarter of 1999 and 18% from the nine months of 1999. The following table presents the components of other expense.

Part I
Item 2 (continued)

 (in millions)                                 THIRD QUARTER                      NINE MONTHS
                                               -------------                      -----------
                                            2000            1999            2000             1999
                                            ----            ----            ----             ----
Professional Services                    $   212         $   170         $   569          $   510
Marketing Expense                            146             128             367              356
Telecommunications                           112              96             316              284
Amortization of Intangibles                  149              70             318              219
Travel and Entertainment                      86              54             229              163
Minority Interest (a)                         12              12              42               37
Foreclosed Property Expense                    1               6              (2)              14
All Other                                    377             317           1,196              984
                                         -------         -------         -------          -------
   Total Operating Other Expense         $ 1,095         $   853         $ 3,035          $ 2,567
                                         =======         =======         =======          =======


(a) Includes REIT minority interest expense of $11 million in each quarter and $33 million in each nine months.


The increases in PROFESSIONAL SERVICES for the third quarter and nine months of 2000 were attributable to the additions from the recently acquired firms as well as expenditures for the Chase.com initiatives and projects to improve the process of safekeeping securities. The spending on the above-mentioned projects was partly offset by reduced expenditures related to completed Y2K efforts. MARKETING EXPENSE increased in both periods of 2000 mainly as a result of Chase Flemings and higher expenses for the credit card campaigns. TELECOMMUNICATIONS rose due to higher market data usage stemming from growth in business volume at Chase's Investment Bank and the additions from the recent acquisitions. AMORTIZATION OF INTANGIBLES was higher in connection with the acquisitions of Flemings, Beacon and Chase H&Q. TRAVEL AND ENTERTAINMENT increased as a result of a rise in business-related air travel at the Investment Bank as well as the additions from Chase Flemings and Chase H&Q. ALL OTHER expense rose due to higher employee-related expenses across the corporation and the impact of Chase Flemings and Chase H&Q.

RESTRUCTURING COSTS

In the 1999 fourth quarter, Chase began a process of long-term strategic restructuring initiatives, such as the announced relocation of operations to lower cost locations, and other business initiatives, for example the consolidation of operations. Chase incurred a $175 million restructuring charge in connection with these initiatives. For a further discussion of Chase's restructuring costs, refer to Note 12 and page 28 of Chase's 1999 Annual Report and Note 5 of this Form 10-Q.


Chase is continuing to focus on its future expense management. Further business realignments and relocation initiatives will be announced in conjunction with the J.P. Morgan merger integration.

CREDIT COSTS
Credit costs include credit losses related to Chase's securitized credit card loans. The following table shows the components of credit costs.


(in millions)                                                         THIRD QUARTER                   NINE MONTHS
                                                                      -------------                   -----------
                                                                   2000           1999           2000           1999
                                                                   ----           ----           ----           ----
Provision for Loan Losses                                        $  305         $  398         $  979         $1,167
Credit Costs Associated with Credit Card Securitizations            236            238            732            753
                                                                 ------         ------         ------         ------
Operating Credit Costs                                           $  541         $  636         $1,711         $1,920
                                                                 ======         ======         ======         ======

Credit costs in the third quarter and nine months of 2000 decreased $95 million and $209 million, respectively, from the 1999 levels, primarily due to the impact of lower credit losses in the consumer portfolio, mainly credit cards, and the foreign commercial portfolio. See page 33 for the discussion of the allowance for credit losses.

INCOME TAXES
Chase recognized income tax expense of $476 million in the third quarter of 2000, compared with $625 million in the third quarter of 1999. For the first nine months of 2000, Chase recorded income tax expense of $1.8 billion, compared with $2.0 billion for the nine months of 1999. The effective tax rates were 35.0% in both the 2000 third quarter and first nine months, compared with 34.5% in the 1999 third quarter and 35.2% for the 1999 nine months.

Part I
Item 2 (continued)

LINES OF BUSINESS RESULTS


The table below provides summary financial information on an operating basis for Chase's five major business franchises. Prior periods have been restated to reflect changes to the management organization or refinements in management reporting policies. For example, commencing with the second quarter of 2000, results for Chase Capital Partners were disclosed separately from the remainder of the Global Bank, and the private equity business of Chase H&Q was moved to CCP from Global Investment Banking. Additionally, beginning with the third quarter of 2000, the remainder of the Global Bank has been reorganized into the Investment Bank (Global Markets, Investment Banking and Corporate Lending) and Wealth Management (Global Private Bank and Asset Management).

For a description of the basis of presentation that management uses to measure and evaluate business unit profitability, see page 20 of the 1999 Annual Report.


                                     INVESTMENT BANK                   CHASE CAPITAL PARTNERS                  GLOBAL SERVICES
                             -------------------------------       ------------------------------       --------------------------
THIRD QUARTER                 2000      Over/(Under)    1999       2000     Over/(Under)      1999      2000    Over/(Under)   1999
                             ------------------------------------------------------------------------------------------------------
(in millions,
  except ratios)
Operating Revenue           $ 1,870      $   251        16%     $   (88)     $  (407)         NM     $   875   $    75          9%
Operating Earnings              349          (60)      (15)        (112)        (288)         NM         167        34         26
Cash Operating
    Earnings (b)               384          (36)       (9)        (106)         (282)         NM         183        35         24
Average Common Equity        10,204        1,840        22        6,472        2,177          51%      2,706      (199)        (7)
Average Managed Assets      230,598       20,827        10       12,377        3,811          44      16,230      (212)        (1)
Shareholder Value Added          46          (93)      (67)        (320)        (352)         NM          93        42         82
Cash Return on
Common Equity                  14.8%                  (480) bp       NM                       NM          26.7%               680 bp
Cash Overhead Ratio              67                  1,400           NM                       NM          67                 (400)



                                     WEALTH MANAGEMENT                   NATIONAL CONSUMER SERVICES                  TOTAL (a)
                              ------------------------------       -------------------------------      ---------------------------
                              2000      Over/(Under)    1999       2000     Over/(Under)      1999      2000    Over/(Under)   1999
                              -----------------------------------------------------------------------------------------------------
Operating Revenue           $   470      $   203         76%     $ 2,587     $    73            3%     $ 5,590   $   161        3%
Operating Earnings               53            9         20          455          56           14          905      (282)     (24)
Cash Operating
    Earnings (b)                 95           51        116          492          57           13        1,054      (203)     (16)
Average Common Equity         3,582        2,720        316        8,033         298            4       26,290     4,962       23
Average Managed Assets       21,845        8,447         63      148,165      17,119           13      432,853    50,759       13
Shareholder Value Added         (23)          (38)       NM          227          52           30          181      (358)     (66)
Cash Return on
    Common Equity                10.4%                 (950)bp        24.2%                   220bp         15.8%            (720)bp
Cash Overhead Ratio              72                      --           50                     (100)          63              1,000




                                      INVESTMENT BANK                  CHASE CAPITAL PARTNERS                    GLOBAL SERVICES
                             -------------------------------       ------------------------------       --------------------------
NINE MONTHS                    2000      Over/(Under)    1999       2000     Over/(Under)      1999      2000    Over/(Under)   1999
                             ------------------------------------------------------------------------------------------------------
(in millions,
  except ratios)
Operating Revenue           $ 5,989      $   749        14%     $   611     $  (517)          (46)    $  2,604    $  304       13%
Operating Earnings            1,464          (42)       (3)         254        (392)          (61)         447       100       29
Cash Operating
    Earnings (b)              1,531           (8)       (1)         265        (381)          (59)         495       102       26
Average Common Equity         9,127          517         6        6,261       2,373            61        2,703      (197)      (7)
Average Managed Assets      225,976       15,753         7       11,862       4,024            51       15,912      (721)      (4)
Shareholder Value Added         628          (53)       (8)        (354)       (612)           NM          227       123      118
Cash Return on
Common Equity                    22.2%                (140) bp        5.4%                 (1,650)bp        24.2%             640bp
Cash Overhead Ratio              58                  1,000           34                     2,300           70               (300)



                                 WEALTH MANAGEMENT                   NATIONAL CONSUMER SERVICES                  TOTAL (a)
                              ------------------------------       -------------------------------      ---------------------------
                               2000     Over/(Under)    1999       2000     Over/(Under)      1999      2000    Over/(Under)   1999
                              -----------------------------------------------------------------------------------------------------
Operating Revenue           $ 1,168      $   401         52%     $ 7,487     $   104            1%     $17,568   $ 1,030        6%
Operating Earnings              180           67         59        1,176          51            5        3,480      (231)      (6)
Cash Operating
    Earnings (b)                225          111         97        1,287          42            3        3,798      (132)      (3)
Average Common Equity         1,834          986        116        8,084         427            6       23,913     1,916        9
Average Managed Assets       17,465        4,651         36      144,650      15,969           12      419,397    37,493       10
Shareholder Value Added          44           14         47          487           5            1        1,424      (312)     (18)
Cash Return on
    Common Equity                16.2%                 (150)bp        21.0%                   (40)bp        21.0%            (260)bp
Cash Overhead Ratio              70                    (400)          52                      200           58                600





(a) Total column includes Support Units, Corporate and the net effect of management accounting policies.

(b) Cash Operating Earnings represent operating earnings excluding the amortization of goodwill and certain other intangibles.

bp       - Denotes basis points; 100 bp equals 1%.

NM       - Not meaningful.

Part I
Item 2 (continued)

INVESTMENT BANK

Investment Bank combines the strengths of a leading commercial bank and a leading investment bank to meet the needs of corporations, institutional investors, financial institutions and governments around the world. The Investment Bank integrates a broad range of leading product capabilities, industry knowledge and geographic reach to produce superior customer solutions. Through its presence in more than 50 countries, the Investment Bank serves an extensive array of clients, from large corporations with long-standing investment relationships to a growing franchise of clients in the fastest growing sectors of the New Economy.

In the Investment Bank, cash expense growth for the 2000 third quarter exceeded operating revenue growth, resulting in a decline in cash operating earnings of 9%, when compared with the third quarter of 1999. Cash expenses of $1.26 billion in the third quarter of 2000 were up 47% from the 1999 third quarter and increased from $1.06 billion in the second quarter of 2000. The increases were driven by acquisitions and spending to build up the investment banking platform. Management is committed to achieving a better balance of expense-to-revenue growth in the Investment Bank. Shareholder Value Added declined 67% from the third quarter of 1999, reflecting both the decrease in cash operating earnings and the higher capital allocated to the Investment Bank to support acquisitions (Flemings, Beacon and H&Q). For the first nine months of 2000, operating revenues increased 14%, while cash expense growth was 36%, resulting in a decline in cash operating earnings of 1%. Shareholder Value Added for the first nine months of 2000 declined 8% reflecting the higher capital allocation. For a further discussion of the Investment Bank's products, see the Revenue section beginning on page 15.

The following table sets forth certain key financial performance measures of the businesses within the Investment Bank.

(in millions, except ratios)
THIRD QUARTER                               2000                       Over/(Under) 1999
                            ---------------------------------   ----------------------------------
                                            CASH       CASH                   Cash          Cash
                            OPERATING     OPERATING  OVERHEAD   Operating   Operating     Overhead
                            REVENUES      EARNINGS     RATIO    Revenues    Earnings        Ratio
                            --------      --------   --------   ---------   ---------     --------
Global Markets               $   880      $   170       73%        (4)%       (35)%       1,700 bp
Global Investment Banking        623           74       80         54         (15)           1,600
Corporate Lending and
   Portfolio Management          389          143       26          1           4             (200)
Other Investment Bank            (22)          (3)      NM         NM          NM               NM
                             -------      -------
Total                        $ 1,870      $   384       67%        16%         (9)%       1,400 bp
                             =======      =======

NINE MONTHS
Global Markets               $ 3,100      $   880       57%        (3)%       (17)%            900 bp
Global Investment Banking      1,938          317       72         75          55              400
Corporate Lending and
   Portfolio Management        1,115          397       28         (2)         (1)             100
Other Investment Bank           (164)         (63)      NM          NM          NM              NM
                             -------      -------
Total                        $ 5,989      $ 1,531       58%        14%         (1)%          1,000 bp
                             =======      =======

bp - Denotes basis points; 100 bp equals 1%.
NM - Not meaningful.

For a discussion of the profiles for each business within the Investment Bank, see page 31 of Chase's 1999 Annual Report. The following discussion focuses on the financial highlights of each business for the third quarter and first nine months of 2000.

Part I
Item 2 (continued)

GLOBAL MARKETS

Operating revenues for Global Markets remained strong during 2000, although slightly lower than in the third quarter and the first nine months of 1999. Total trading revenues, including related net interest income, were $680 million in the third quarter of 2000, compared with $679 million in the third quarter of 1999. Gains in debt, equity and foreign exchange trading were offset by a decline in interest rate derivatives, due to slower trading activity and an overall decline in market volatility, which adversely affected the flows and spreads of that business. Total trading revenues rose 14% to $2.6 billion for the first nine months of 2000, driven by foreign exchange and equity and commodities trading. Cash operating earnings decreased 35% in the 2000 third quarter and declined 17% for the first nine months of 2000, due to higher incentives and increased investment in the Global Markets business.

Chase's treasury businesses are managed through a "total return" discipline, which measures economic value-added by capturing both realized income (securities gains and net interest income) and unrealized gains or losses on assets and liabilities. The total return (pre-tax before expenses) from the interest rate risk management activities of the treasury units amounted to $125 million for the third quarter 2000 and $651 million for the nine months of 2000, compared with $(13) million and $227 million, respectively, for the same periods in 1999.

GLOBAL INVESTMENT BANK

Revenues for the Global Investment Bank increased 54% from the 1999 third quarter. However, as a result of significantly higher cash expenses, cash operating earnings declined 15% in the 2000 third quarter, when compared with the 1999 third quarter. As a result of the strong results of the first half of 2000, revenues and cash operating earnings rose 75% and 55%, respectively, in the first nine months of 2000 when compared with the first nine months of 1999. The revenue increases were driven by record merger and acquisition advisory fees and equity underwriting fees. They were partially offset by lower loan syndication and high yield securities underwriting fees resulting from a slowdown in the leveraged finance markets. Cash operating earnings were adversely affected in each period of 2000 by higher expenses driven by acquisitions and spending to build up the investment banking platform.

CORPORATE LENDING AND PORTFOLIO MANAGEMENT

Corporate Lending and Portfolio Management revenues and cash operating earnings each remained relatively stable in the third quarter and nine months of 2000, when compared with the same periods in 1999. The effect of lower average loan levels (due to loan sales and securitizations) were offset by higher lending-related fees.

CHASE CAPITAL PARTNERS

Chase Capital Partners is one of the world's largest and most diversified private equity investment firms with approximately $10.5 billion in direct and fund investments. In addition, CCP manages approximately $11.4 billion of leveraged loan/high-yield funds and investments in other equity and asset funds, bringing total funds under management to approximately $21.9 billion.

CHASE CAPITAL PARTNERS                         2000                             Over/(Under) 1999
                                ---------------------------------    -----------------------------------------
(in millions, except ratios)                   CASH        CASH                        Cash          Cash
                                 OPERATING   OPERATING   OVERHEAD    Operating      Operating      Overhead
                                 REVENUES     EARNINGS     RATIO     Revenues        Earnings        Ratio
                                 --------     --------     -----     --------        --------        -----
Third Quarter                   $    (88)   $    (106)     NM            NM              NM             NM
Nine Months                          611          265      34%         (46)%           (59)%         2,300 bp

bp - Denotes basis points; 100 bp equals 1%.
NM - Not meaningful.

Operating revenues, cash operating earnings and SVA each were in a negative position in the 2000 third quarter, primarily a result of unrealized write-downs of the carrying values of publicly-held securities in the portfolio (primarily telecommunication securities). Publicly-held securities comprise approximately 20% of the total portfolio at September 30, 2000. Revenues and cash operating earnings declined 46% and 59%, respectively, in the first nine months of 2000, principally due to the market declines during the 2000 third quarter, partially offset by cash gains from the sales of securities. For a further discussion of CCP's revenues and investment portfolio, see page 17.

Part I
Item 2 (continued)

GLOBAL SERVICES

Global Services is a recognized leader in information and transaction processing services, moving trillions of dollars daily in securities and cash for its wholesale customers. For a discussion of the profiles for each business within Global Services, see page 34 of Chase's 1999 Annual Report.

GLOBAL SERVICES                                2000                           Over/(Under) 1999
                               ---------------------------------   ---------------------------------
(in millions, except ratios)                  CASH        CASH                  Cash         Cash
                                OPERATING   OPERATING   OVERHEAD   Operating  Operating    Overhead
                                REVENUES    EARNINGS      RATIO    Revenues    Earnings      Ratio
                                --------    --------      -----    --------    --------      -----
Third quarter                  $      875   $    183      67%         9%          24%       (400) bp
Nine months                         2,604        495       70        13           26        (300)

bp -  Denotes basis points; 100 bp equals 1%.

In the third quarter of 2000, Global Services' operating revenues increased 9% over the prior-year quarter to $875 million, reflecting increased activity in its securities businesses. Cash operating earnings for Global Services for the third quarter of 2000 increased 24%, when compared with the 1999 third quarter. Shareholder Value Added increased to $93 million, an 82% increase over the prior year quarter. For the nine months of 2000, operating revenues, cash operating earnings and Shareholder Value Added increased 13%, 26% and 118%, respectively.

       - Global Investor Services, Chase's custody business, experienced a 14% and 20% rise in operating revenues in the third quarter and first nine months of 2000, respectively, when compared with the same periods a year ago. These increases reflect net asset growth and higher transaction volume. During the 2000 third quarter, total assets under custody grew 16%, while the higher margin cross-border assets under custody increased 20%, when compared with the 1999 third quarter.

       - Operating revenues at Capital Markets Fiduciary Services, Chase's institutional trust business, increased 20% from both the 1999 third quarter and 1999 first nine months results, reflecting continued growth through expansion into new markets and growth in structured and collateral management products, particularly in Texas and the U.K.

       - Operating revenues at Chase Treasury Solutions, Chase's cash management and payments business, increased 2% in the 2000 third quarter and increased 4% in the first nine months of 2000, when compared with the prior-year periods, reflecting higher revenues from all products, rising interest rates, and increased balances maintained by customers, partially offset by the repositioning of the trade finance business. Operating leverage continues to improve through aggressive expense control, contributing to a significant improvement in SVA.

Management anticipates that Global Services will realize double-digit income growth over the remainder of the year, as a result of improved efficiencies and growth in market share in a consolidating industry.

WEALTH MANAGEMENT

Chase's Wealth Management businesses include private banking and asset management. Operating revenues and cash operating earnings were up 76% and 116%, respectively, from the 1999 third quarter, and increased 52% and 97%, respectively, from the first nine months of 1999. Flemings results are included for two months, contributing to the revenue increases; however, expenses will also be higher this year and next year as a result of the amortization of the cost of retention bonuses entered into in connection with the Flemings acquisition. SVA was negative in the 2000 third quarter, reflecting the higher capital allocation for Flemings.

WEALTH MANAGEMENT                            2000                             Over/(Under) 1999
                              ----------------------------------   ------------------------------------
(in millions, except ratios)                  CASH        CASH                    Cash          Cash
                               OPERATING    OPERATING   OVERHEAD   Operating     Operating    Overhead
                               REVENUES     EARNINGS      RATIO    Revenues      Earnings       Ratio
                               --------     --------      -----    --------      --------       -----
Third quarter                 $      470   $     95       72%        76%           116%          -- bp
Nine months                        1,168        225        70        52             97         (400)

bp -  Denotes basis points; 100 bp equals 1%.

       - Revenues from the Global Private Bank increased to $305 million, up 36% from the third quarter of 1999. These results reflect broad-based global growth. Cash operating earnings grew 16%, compared with the prior-year quarter. As of September 30, 2000, the Global Private Bank had more than $180 billion in client assets (of which approximately $62 billion were assets under management).

Part I
Item 2 (continued)

       - Revenues from Asset Management increased to $165 million, compared with $43 million in the third quarter of 1999. These results include revenues from Flemings. As of September 30, 2000, assets under management were $182 billion.

NATIONAL CONSUMER SERVICES

National Consumer Services serves over 30 million customers nationwide, offering a wide variety of financial products and services through a diverse array of distribution channels. NCS is focused on delivering financial solutions to consumers, as well as middle market and small businesses, across the U.S. Financial solutions are delivered through distribution channels that include internet banking, branch and ATM networks, telephone and direct mail.

Operating revenues for National Consumer Services increased to $2.6 billion, an increase of 3% over the third quarter of 1999. Cash operating earnings of $492 million increased by 13% for the third quarter of 2000. All five businesses within NCS reported double-digit cash operating earnings growth.

NCS' operating revenues for the first nine months of 2000 were relatively flat, when compared with the nine months of 1999; cash operating earnings were 3% higher than the same period in 1999, reflecting the benefits of expense management and good credit quality. The first quarter of 2000 included a $100 million decrease in auto lease residual values, which was accounted for as a reduction in net interest income.

The following table sets forth certain key financial performance measures of the businesses within NCS.

THIRD QUARTER                                        2000                              Over/(Under) 1999
                                 -----------------------------------------  -----------------------------------------
(in millions, except ratios)                        CASH           CASH                       Cash            Cash
                                  OPERATING       OPERATING      OVERHEAD   Operating      Operating        Overhead
                                  REVENUES         EARNINGS        RATIO    Revenues        Earnings          Ratio
                                  --------         --------        -----    --------        --------          -----
Chase Cardmember Services        $      943       $    141         36%        --               14%            200 bp
Regional Banking Group                  771            139          64         7%              36            (600)
Chase Home Finance                      354             94          56        13               21              --
Diversified Consumer Services           160             36          49         5               24            (700)
Middle Markets                          274             70          52         4               13            (200)
Other NCS                                85             12          NM        NM               NM              NM
                                 ----------       --------
Total                            $    2,587       $    492         50%         3%              13%           (100) bp
                                 ==========       ========

NINE MONTHS                                          2000                              Over/(Under) 1999
                                 -----------------------------------------  -----------------------------------------
(in millions, except ratios)                        CASH           CASH                       Cash            Cash
                                  OPERATING       OPERATING      OVERHEAD   Operating      Operating        Overhead
                                  REVENUES         EARNINGS        RATIO    Revenues        Earnings          Ratio
                                  --------         --------        -----    --------        --------          -----
Chase Cardmember Services        $    2,719      $      348         35%       (4)%              1%            200 bp
Regional Banking Group                2,277             390         65         8               29            (400)
Chase Home Finance                      997             239         59        13               10             200
Diversified Consumer Services           404              53         62       (11)             (44)          1,000
Middle Markets                          811             196         53         6               15            (300)
Other NCS                               279              61         NM        NM               NM              NM
                                 ----------      ----------
Total                            $    7,487      $    1,287         52%        1%               3%            200 bp
                                 ==========      ==========

bp  - Denotes basis points; 100 bp equals 1%.
NM  -  Not meaningful.

For a discussion of the profiles for each business within NCS, see page 33 of Chase's 1999 Annual Report. The following discussion focuses on the 2000 third quarter and nine months financial highlights of each business.

CHASE CARDMEMBER SERVICES
Cash operating earnings for Chase Cardmember Services for the third quarter of 2000 were up 14%, when compared with the third quarter of 1999, reflecting significantly improved credit quality. Operating revenues essentially were flat from the prior year quarter as higher consumer purchase volume and higher fee-based revenues offset the impact of higher interest rates and a lower level of late fees. Expenses were up, reflecting the impact of higher marketing spending. New account acquisitions were significantly higher in the third quarter of 2000, and credit card outstandings were more than $1 billion higher than in the second quarter of this year.

REGIONAL BANKING GROUP
Regional Banking Group revenues rose 7% from the third quarter of 1999, and cash operating earnings grew by 36%, with similar increases in revenues and cash operating earnings from the nine months of 1999. These increases reflected higher deposit levels in consumer banking and the small business sector, the benefit from higher interest rates, growth in fees (banking, debit card and brokerage) and disciplined expense management.

CHASE HOME FINANCE
Chase Home Finance revenues increased 13% for both the third quarter and first nine months of 2000. Cash operating earnings rose 21%, when compared with the 1999 third quarter and increased 10%, when compared with the first nine months of 1999. Growth in servicing fee income for both 2000 periods and gains on securities used to hedge mortgage servicing rights were partially offset by declines in residential mortgage warehouse activity. Origination volume declined in the first nine months of 2000, when compared with the 1999 level as a result of the rising interest rate environment. Originations (residential, home equity and manufactured housing) for the third quarter and first nine months of 2000 were $20.5 billion and $53.9 billion, respectively, and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels.

DIVERSIFIED CONSUMER SERVICES
Diversified Consumer Services cash operating earnings were up 24%, and revenues increased 5% from the same 1999 quarter. Income growth was positively affected by a change in internal cost allocation as well as improving auto origination volumes and growth in the discount brokerage business, and was negatively affected by the impact of higher interest rates. As a result of a $100 million decrease in the estimated auto lease residual value in the 2000 first quarter, operating revenues and cash operating earnings declined 11% and 44%, respectively, in the first nine months of 2000, when compared with the first nine months of 1999. Revenues from the discount brokerage business rose to $171 million for the first nine months of 2000, a 42% increase, when compared with the same period last year.

MIDDLE MARKETS
Middle Markets revenues were $274 million, an increase of 4% from the third quarter of 1999, and were $811 million, an increase of 6% from the nine months of 1999. Cash operating earnings increased 13% over the prior-year quarter and 15% over the prior-year first nine months. These results reflect disciplined expense management, continued strength in new business and financing activities during 2000, and higher deposit volumes and spreads.

SUPPORT UNITS AND CORPORATE
Support Units include Chase.com, Chase Business Services and Technology Solutions. For a further discussion of the business profile of these support units, see page 35 of Chase's 1999 Annual Report.

Corporate includes the effects remaining at the corporate level after the implementation of management accounting policies. For the third quarters of 2000 and 1999, Support Units and Corporate had cash operating earnings of $6 million and $34 million, respectively. For the first nine months of 2000 and 1999, there was a cash operating loss of $(5) million and $(7) million, respectively, for these units. Chase utilizes an internal expense allocation process that aligns the cost of each of its operational and staff support services with the respective revenue-generating business. This allows Chase to evaluate the performance of each of its businesses on a fully allocated basis.

CREDIT RISK MANAGEMENT

The following discussion of Chase's credit risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 37-44 and 62-64 of Chase's 1999 Annual Report.

The following table presents Chase's credit-related information for the dates indicated.

                                                                                                           PAST DUE 90 DAYS & OVER
                                            CREDIT-RELATED ASSETS         NONPERFORMING ASSETS                    AND ACCRUING
                                       ----------------------------     -----------------------      ------------------------------
(in millions)                           SEPTEMBER  30,       Dec 31,    SEPTEMBER  30,    Dec 31,    SEPTEMBER  30,         Dec 31,
CONSUMER LOANS:                                 2000           1999           2000           1999              2000           1999
                                                ----           ----           ----           ----              ----           ----
Domestic Consumer:
   1-4 Family Residential Mortgages         $ 48,858       $ 44,262         $  273         $  286            $    1         $   --
   Credit Card - Reported                     14,981         15,633             30(b)          40(b)            266            280
   Credit Card Securitizations (a)            18,022         17,939             --             --               329            348
                                              --------       --------       --------       --------          -------        -------
   Credit Card - Managed                      33,003         33,572             30             40               595            628
   Auto Financings                            19,921         18,442             80             83                 1              2
   Other Consumer                              6,931          6,902              4              7                56             65
                                              --------       --------       --------       --------          -------        -------
Total Domestic Consumer                      108,713        103,178            387            416               653            695
Foreign Consumer                               2,551          2,800              9             22                 8             15
                                              --------       --------       --------       --------          -------        -------
TOTAL CONSUMER LOANS                         111,264        105,978            396            438               661            710
                                              --------       --------       --------       --------          -------        -------
COMMERCIAL LOANS:
Domestic Commercial:
   Commercial and Industrial                  49,248         48,097            571            380                41             23
   Commercial Real Estate                      3,151          3,636             64             51                --              5
   Financial Institutions                      6,420          4,211             10             12                --             --
                                              --------       --------       --------       --------          -------        -------
Total Domestic Commercial                     58,819         55,944            645            443                41             28
Foreign Commercial:
   Commercial and Industrial                  30,930         25,179            586            642                 1              4
   Commercial Real Estate                         94            125             --             --                --             --
   Financial Institutions                      5,691          3,598             20             96                --             20
   Foreign Governments                         2,482          3,274             36             41                --             --
                                              --------       --------       --------       --------          -------        -------
Total Foreign Commercial                      39,197         32,176            642            779                 1             24
                                              --------       --------       --------       --------          -------        -------
TOTAL COMMERCIAL LOANS                        98,016         88,120          1,287          1,222                42             52
Derivative and FX Contracts (c)               31,926         33,611             52             34                --              1
                                              --------       --------       --------       --------          -------        -------
TOTAL COMMERCIAL CREDIT-RELATED              129,942        121,731          1,339          1,256                42             53
                                              --------       --------       --------       --------          -------        -------
TOTAL MANAGED CREDIT-RELATED                $241,206       $227,709         $1,735         $1,694            $  703         $  763
                                              ========       ========       ========       ========          =======        =======
Assets Acquired as Loan Satisfactions                                           81            102
                                                                            --------       --------
TOTAL NONPERFORMING ASSETS                                                  $1,816         $1,796
                                                                            ========       ========


                                                                  NET CHARGE-OFFS
                                                                  ---------------
(in millions, except ratios)                    THIRD QUARTER                        NINE MONTHS
                                                -------------                        -----------
CONSUMER LOANS:                             2000              1999             2000            1999
                                            ----              ----             ----            ----
Domestic Consumer:
1-4 Family Residential Mortgages         $     7          $     9          $    26          $    19
Credit Card - Reported                       167              207              521              641
Credit Card Securitizations (a)              236              238              732              753
                                          --------         --------         --------       --------
Credit Card - Managed                        403              445            1,253            1,394
Auto Financings                               20               19               63               57
Other Consumer                                38               49              113              144
                                          --------         --------         --------       --------
Total Domestic Consumer                      468              522            1,455            1,614
Foreign Consumer                               8                9               27               27
                                          --------         --------         --------       --------
TOTAL CONSUMER LOANS                         476              531            1,482            1,641
                                          --------         --------         --------       --------
COMMERCIAL LOANS:
Domestic Commercial:
   Commercial and Industrial                  64               57              164              106
   Commercial Real Estate                     (3)              (2)              (6)             (13)
   Financial Institutions                      1               11               20               39
                                          --------         --------         --------       --------
Total Domestic Commercial                     62               66              178              132
Foreign Commercial:
   Commercial and Industrial                   4               29               52              139
   Commercial Real Estate                     --               --               --               --
   Financial Institutions                     --                7               (1)               5
   Foreign Governments                        (1)              --               --               (1)
                                          --------         --------         --------       --------
Total Foreign Commercial                       3               36               51              143
                                          --------         --------         --------       --------
TOTAL COMMERCIAL LOANS                        65              102              229              275
                                          --------         --------         --------       --------
TOTAL MANAGED LOANS                      $   541          $   633          $ 1,711          $ 1,916
                                          =======          =======          =======         =======


(a) Represents the portion of Chase's credit card receivables that have been securitized.

(b) Includes currently performing loans placed on a cash basis because of concerns as to collectibility.
(c) Charge-offs for risk management instruments are included in trading revenue.

Part I
Item 2(continued)

   Chase's managed credit-related assets of $241 billion at September 30, 2000 increased 6%, compared with year-end 1999. Commercial loans rose $9.9 billion, notably in the foreign commercial loan portfolio (primarily as a result of the acquisition of Flemings). Consumer managed credit-related assets increased $5.3 billion, largely in the 1-4 family residential mortgage portfolio, while derivative and foreign exchange instruments declined $1.7 billion. Chase's credit-related portfolio is balanced between commercial and consumer assets, with consumer assets comprising approximately 46% of Chase's managed credit-related portfolio. The credit quality of Chase's commercial credit-related assets, including derivative and foreign exchange instruments, remains strong. The portion of the commercial portfolio considered investment grade was 55% at September 30, 2000, up from 54% at December 31, 1999.

Management currently believes that Chase's nonperforming assets at December 31, 2000 will be approximately at the same level as December 31, 1999.

Net charge-offs in the managed portfolio were $541 million in the third quarter of 2000, a decline of $92 million from the third quarter of 1999, reflecting decreases in net charge-offs in the managed credit card portfolio. The Federal Financial Institutions Examination Council ("FFIEC") has adopted a policy statement on the classification of consumer loans. The revised policy establishes uniform guidelines for the charge-off of consumer loans to delinquent, bankrupt, deceased and fraudulent borrowers. Chase intends to implement this policy during the fourth quarter of 2000; as a result, Chase anticipates that there will be a temporary increase in its consumer net charge-offs for the fourth quarter of 2000. Absent the effects of the adoption of this policy, management expects that credit costs, on a managed basis, will remain relatively stable over the remainder of 2000 and that total credit costs for 2000 will be lower than in 1999. Over time, Chase expects annual commercial net charge-offs to be in a range of 40-60 bp of loans. For full-year 2000, management expects commercial net charge-offs will be near the lower end of that range.

AVERAGE ANNUAL NET CHARGE-OFF RATES


                                                   THIRD QUARTER                      NINE MONTHS
                                                   -------------                      -----------
                                               2000             1999             2000             1999
                                               ----             ----             ----             ----
CONSUMER LOANS
   1-4 Family Residential Mortgages             .06%             .08%             .07%             .06%
   Credit Card - Managed (a)                   4.97             5.53             5.16             5.81
   Auto Financings                              .41              .41              .44              .42
   Other Consumer (b)                          1.84             2.25             1.78             2.05
   Total Consumer Loans                        1.73             2.07             1.84             2.13

COMMERCIAL LOANS
   Total Commercial Loans                       .27              .46              .33              .42

Total Managed Loans                            1.05             1.33             1.14             1.34

(a) Includes domestic and foreign consumer and commercial credit card activity.
(b)      Includes foreign loans.


CONSUMER LOANS
Chase's consumer portfolio is primarily domestic and is geographically well-diversified. Chase's managed consumer portfolio totaled $111 billion at September 30, 2000, an increase of $5.3 billion since year-end. Consumer net charge-offs, on a managed basis, were $476 million and $1,482 million for the third quarter and first nine months of 2000, respectively, compared with $531 million and $1,641 million, respectively, for the same periods of 1999, primarily reflecting a decline in credit card net charge-offs. Management anticipates credit quality in the consumer portfolio to remain stable over the remainder of the year, although there will be a temporary increase in consumer net charge-offs for the fourth quarter of 2000 as a result of the adoption of the FFIEC policy noted above.

RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans were $48.9 billion at September 30, 2000, a $4.6 billion increase from year-end balances, while the level of nonperforming residential mortgage loans decreased 5%. The loss rates of .06% for the third quarter of 2000 and .07% for the first nine months of 2000 reflect the continued strong credit quality of this portfolio. Residential mortgage loans have increased since year-end due to a higher level of new adjustable rate mortgages (which are more frequently retained in the portfolio), representing a greater proportion of total new originations (as borrowers more frequently select adjustable rate mortgages in an increasing interest rate environment).

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

Average managed credit card receivables of $32.9 billion for the third quarter of 2000 were relatively flat, when compared with the same period of 1999. During the 2000 third quarter, net charge-offs as a percentage of average credit card receivables decreased to 4.97%, compared with 5.53% in the prior-year period. Loans over 90 days past due dropped to 1.80% of the portfolio at September 30, 2000, compared with 1.87% at December 31, 1999. Management anticipates that the managed credit card net charge-off ratio for the full-year 2000 will be lower than full-year 1999 notwithstanding the anticipated increase from adoption of the FFIEC policy noted above.

AUTO FINANCINGS: Auto financings outstanding increased 8% at September 30, 2000, when compared with year-end 1999. The charge-off rate of .41% for the 2000 third quarter is indicative of this portfolio's selective approach to asset origination. Total originations were $8.7 billion for the nine months of 2000, compared with $9.2 billion for the same 1999 period.

OTHER CONSUMER LOANS: The level of other domestic consumer loans of $6.9 billion at September 30, 2000 remained comparable with year-end levels. Net charge-offs related to the portfolio decreased in both the third quarter and first nine months of 2000. The decrease in net charge-offs reflects the sale in late 1999 of an underperforming segment of a secured portfolio.

COMMERCIAL LOANS
Loan outstandings for Chase's commercial portfolio increased $9.9 billion since year-end, primarily due to the acquisition of Flemings, which contributed approximately $6.7 billion in commercial loans. Commercial net charge-offs in the third quarter of 2000 were $65 million, compared with $102 million in the third quarter of 1999. For the first nine months of 2000, commercial net charge-offs were $229 million, compared with $275 million for the same 1999 period.

COMMERCIAL AND INDUSTRIAL: The domestic commercial and industrial portfolio increased $1.2 billion from 1999 year-end, reflecting general business activity. Net charge-offs in the 2000 third quarter amounted to $64 million, compared with $57 million in the 1999 third quarter. Nonperforming domestic commercial and industrial loans were $571 million, an increase of $191 million from the 1999 year-end as a result of loans with several borrowers in different industries becoming nonperforming during the year. The foreign commercial and industrial portfolio totaled $30.9 billion at September 30, 2000, an increase of 23% from the 1999 year-end level, primarily as a result of the acquisition of Flemings. Nonperforming foreign commercial and industrial loans were $586 million, a decrease of $56 million from year-end 1999. Net charge-offs in the foreign commercial and industrial loan portfolio for the third quarter of 2000 decreased to $4 million, or by 86%, from the same period in 1999.

COMMERCIAL REAL ESTATE: Commercial real estate loans decreased $0.5 billion from 1999 year-end levels, principally as a result of securitizations, sales and repayments.

FINANCIAL INSTITUTIONS: Loans to financial institutions increased $4.3 billion during 2000, when compared with year-end, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans decreased 72% to $30 million, primarily due to one counterparty in the foreign portfolio returning to performing status.

FOREIGN GOVERNMENTS: Foreign government loans were $2.5 billion at September 30, 2000, a $0.8 billion decrease from year-end levels. Nonperforming foreign government loans decreased to $36 million, or by 12%, from 1999 year-end levels.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
For a discussion of the derivative and foreign exchange contracts utilized in connection with Chase's trading and A/L activities, see page 42 and Notes 1 and 19 of Chase's 1999 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 2000 and December 31, 1999.


                                  AT SEPTEMBER 30, 2000                                   At December 31, 1999
                      -------------------------------------------------     -----------------------------------------------

                      INTEREST       FOREIGN        EQUITY,                Interest    Foreign         Equity,
                        RATE         EXCHANGE     COMMODITY AND              Rate      Exchange     Commodity and
                     CONTRACTS       CONTRACTS   OTHER CONTRACTS  TOTAL    Contracts   Contracts   Other Contracts   Total


Less Than 1 Year        16%            86%           30%           32%         15%         90%          27%          34%
1 to 5 Years             46            12            67            41          46           8           69           38
Over 5 Years             38             2             3            27          39           2            4           28
                        ---           ---           ---           ---          ---         ---          ---          ---
Total                  100%           100%          100%          100%        100%        100%         100%         100%
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


SELECTED COUNTRY EXPOSURE (a)

                                                         AT SEPTEMBER 30, 2000                                At Dec 31, 1999
                            ------------------------------------------------------------------------     ----------------------
                                                   GROSS                  NET         COUNTRY-RELATED                    Country-
                            LENDING-   TRADING-   LOCAL       LESS     CROSS-BORDER        RESALE           Net          Related
(in billions)               RELATED   RELATED    COUNTRY      LOCAL     EXPOSURE         AGREEMENTS      Cross-Border     Resale
                             (b)         (c)      ASSETS     FUNDING       (a)             (a)            Exposure      Agreements
                            -------   -------    -------      -----     --------         ----------      ------------     ------

TOTAL LATIN AMERICA (d)    $  6.0     $  2.1     $  1.6     $  1.1       $  8.6           $  2.1           $  8.8         $  2.1
                            ======    ======     ======     ======       =======           ======           ======         ======

EMERGING  ASIA
International Monetary
Fund ("IMF") Countries:
South Korea                $  0.4     $  0.2     $  1.3     $  1.3       $  0.6           $   --            $  1.4        $    --
Indonesia                     0.6        0.1        0.1        0.1          0.7               --               0.9             --
Thailand                      0.1        0.1        0.7        0.3          0.6               --               0.7             --
                             ------     ------     ------     ------       ------           ------           ------         ------
  Subtotal                    1.1        0.4        2.1        1.7          1.9               --               3.0             --

Other Emerging Asia           4.8        0.7        6.5        5.7          6.3               --               3.4             --
                             ------     ------     ------     ------       ------           ------           ------         ------
TOTAL EMERGING ASIA (e)    $  5.9     $  1.1     $  8.6     $  7.4         $8.2 (f)         $  --            $  6.4       $    --
                             ======    ======     ======     ======       =======           ======           ======         ======

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

(d)      Excludes Bermuda and Cayman Islands.

(e)      Excludes Japan, Australia and New Zealand.

(f) The increase in the net cross-border exposure since year-end is due to the acquisition of Flemings.


ALLOWANCE FOR CREDIT LOSSES

Loans: Chase's allowance for loan losses is intended to cover probable credit losses as of September 30, 2000 for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components as well as a portfolio segment and a residual component. For a further discussion of the specific, expected, portfolio segment and residual components of the allowance for loan losses, see page 44 of Chase's 1999 Annual Report.

September 30, 2000 versus September 30, 1999: The provision for loan losses decreased $93 million or 23% when compared to the third quarter of 1999. The decrease in provision is attributable to the decreases in net charge-offs for both the consumer and commercial portfolios when compared to the second quarter of 2000 and third quarter of 1999. Net charge-offs for the overall loan portfolio decreased 23% during the third quarter of 2000 when compared to the same period in 1999.

The provision for loan losses decreased $188 million during the first nine months of 2000. The decrease in provision is principally due to decreases in consumer and foreign commercial and industrial loan net charge-offs, partially offset by increases in domestic commercial and industrial loan charge-offs. Consumer net charge-offs decreased 16% during the first nine months of 2000 and nonperforming loans decreased 10% from December 31, 1999.

Foreign commercial and industrial loans net charge-offs decreased 63% during the first nine months of 2000 and nonperforming loans decreased 9% from December 31, 1999. However, domestic commercial and industrial net charge-offs and nonperforming loans increased 55% and 50%, respectively, during the same periods. The net effect of the above resulted in the allowance for loan losses remaining essentially consistent with the December 31, 1999 amount.

Part I
Item 2 (continued)


ALLOWANCE COMPONENTS
(in millions)                AT SEPTEMBER 30, 2000   At December 31, 1999   At December 31, 1998
                             ---------------------   --------------------   --------------------
Specific Loss                    $  543                      $  511              $  396

Expected Loss:
   Consumer                       1,480                       1,657               1,469
   Commercial                       608                         674                 806
                                 ------                      ------              ------
   Total Expected Loss            2,088                       2,331               2,275
                                 ------                      ------              ------

Portfolio Segment                   200                          --                 214
Residual Component                  660                         615                 667
                                 ------                      ------              ------
   Total                         $3,491                      $3,457              $3,552
                                 ======                      ======              ======

September 30, 2000 versus December 31, 1999: The specific loss component increased 6% from year-end 1999 due to an increase in loans deemed by Chase to be criticized. In addition during 2000, Chase established a portfolio segment component of $200 million to cover increased risks in the noninvestment grade segment of its commercial loan portfolio. The expected loss component decreased 10% from year-end principally due to improvement in consumer credit loan quality during the first nine months of 2000. The residual component at September 30, 2000 was 19% compared with 18% at 1999 year-end.

December 31, 1999 versus December 31, 1998: The specific loss component increased 29% principally due to the deteriorating creditworthiness of one large customer in Asia. The expected loss component increased 2% due to higher outstanding balances in the consumer loans portfolio offset by improvement in the commercial loan portfolio. A portfolio segment component was established in 1998 to address the heightened risk profile with respect to emerging markets cross border exposures. This component was released in 1999 due to the realization of certain Asian charge-offs and the recovery of the emerging markets. The residual component at December 31, 1999 was 18% compared with 19% at December 31, 1998.

Lending-Related Commitments: Chase also has an allowance for its lending-related commitments, using a methodology similar to that for the loan portfolio. This allowance, which is reported in Other Liabilities, was $170 million at each of September 30, 2000, December 31, 1999 and December 31, 1998.

Part I
Item 2 (continued)

MARKET RISK MANAGEMENT

The following discussion of Chase's market risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with pages 45-50 and Notes 1 and 19 of Chase's 1999 Annual Report.

VAR AGGREGATE EXPOSURE

Value-at-risk ("VAR") is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. The VAR looks forward one trading day and is the loss expected to be exceeded with a 1 in 100 chance. The table that follows represents Chase's average and period-end VARs for its trading portfolios and its A/L activities. During the 12-month period ended September 30, 2000, no daily trading loss exceeded that day's trading VAR. This compares with a statistically expected number of actual losses that exceed the VAR of approximately three days.


AGGREGATE PORTFOLIO

                                         TWELVE MONTHS ENDED SEPTEMBER 30, 2000
                                         --------------------------------------
                                          AVERAGE         MINIMUM         MAXIMUM        AT SEPTEMBER 30,    At September 30,
(in millions)                              VAR               VAR            VAR                    2000          1999
                                      -----------       -----------    --------------    ----------------    ----------------
Trading Portfolio                         $ 24.9           $ 20.2          $ 30.9           $ 24.4              $ 26.6
Market Risk-Related
   A/L Activities                           70.8             60.4            99.8             68.6                86.4
Less: Portfolio Diversification            (19.0)              NM              NM            (20.9)               (22.5)
                                          ------           ------          ------           ------              ------
   Total VAR                              $ 76.7           $ 67.6          $106.3           $ 72.1              $ 90.5
                                          ======           ======          ======           ======              ======

NM- Because the minimum and maximum VAR may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VAR is less than the sum of the VARs of its market risk components, due to risk offsets resulting from portfolio diversification.


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

Part I
Item 2 (continued)

Histogram: The following histogram illustrates Chase's daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income or other revenue. Based on actual trading results for the 12 months ended September 30, 2000, Chase posted positive daily market risk-related revenue for 254 out of 261 business trading days, with 90 business days exceeding positive $20 million. Chase incurred no daily trading losses in excess of negative $10 million over the past 12 months. In addition, there were no days in the third quarter of 2000 in which Chase incurred a trading loss.


         [Graphic of Daily Market Risk-Related Revenue - See Appendix I]



Stress Testing: Whereas VAR captures Chase's exposure to unlikely events in normal markets, stress testing discloses the risk under plausible events in abnormal markets. Portfolio stress testing is integral to the market risk management process and is co-equal with, and complementary to, VAR as a risk measurement and control tool. Giving equal weight to each produces a risk profile that, in Chase management's view, is diverse, disciplined and flexible enough to capture revenue-generating opportunities during times of normal market moves but that also is prepared for periods of market turmoil.



Corporate stress tests are performed monthly on randomly selected dates. As of September 30, 2000, Chase's corporate stress tests consisted of five historical and four hypothetical scenarios. The historical scenarios included the 1994 bond market sell-off and the 1998 Russian crisis. The hypothetical scenarios included examinations of potential market crises originating in the United States, Japan and the Euro bloc.





The following table represents the potential stress test loss (pre-tax) in Chase's trading portfolio predicted by Chase's stress test scenarios.



Largest Monthly Stress Test - Pre-Tax

                                                 TWELVE MONTHS ENDED                    SEPTEMBER       September
                                                  SEPTEMBER 30, 2000                       2000           1999
                                      ----------------------------------------         -----------       ----------
(in millions)                         AVERAGE          MINIMUM         MAXIMUM
                                      -------          -------         -------

Stress Test Loss - Pre-Tax           $(235)           $(132)           $(397)           $(213)           $(112)

Part I
Item 2 (continued)


INVESTMENT PORTFOLIO AND ASSET/LIABILITY ACTIVITIES

Chase also has market risk exposure in its investment portfolio and A/L activities. Market risk measurements for Chase's investment portfolio and A/L activities do not take into account all factors that have an effect on these activities, such as changes in credit quality.

Net Interest Income Sensitivity: At September 30, 2000, Chase's NII sensitivity over the next 12 months to an immediate 100 basis point shock in interest rates was estimated to be approximately 4.6% of projected net income for full-year 2000. At September 30, 1999, Chase's exposure under the same scenario was approximately 2.9% of projected 1999 net income. The increase in NII sensitivity at September 30, 2000 was primarily due to larger balance sheet positions.

Net Interest Income Stress Test: Chase's NII stress testing uses historical and hypothetical scenarios. The historical scenario is a replay of the rate and spread changes that occurred in the 1994 bond market sell-off, while the various hypothetical scenarios examine the impact of alternative patterns in the U.S. dollar yield curve and in U.S. dollar spreads. At September 30, 2000, Chase's largest potential NII stress test loss was estimated to be approximately 5.9% of projected net income for full-year 2000. NII sensitivity and NII stress test scenarios were expanded in the 2000 third quarter to include sensitivity of mortgage servicing revenues. Also, impacting NII stress test scenarios were revisions in Chase's stress test methodology during the 2000 third quarter. The potential NII stress test loss has increased during 2000 primarily due to larger balance sheet positions.

Value-at-Risk: See the VAR Aggregate Exposure section on page 35 for Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Nonstatistical Risk Measures: The table that follows shows that Chase had a directional basis point value ("BPV") of $(5.7) million (pre-tax) at September 30, 2000, indicating that the market value of Chase's A/L positions would have declined by approximately $5.7 million for every one basis point increase in interest rates along the interest rate yield curve. This compares with a directional BPV of $(4.1) million at September 30, 1999. The following table also shows that the economic value of Chase's investment portfolio and A/L activities would have declined by $14.2 million (pre-tax) for every one basis point widening of interest spreads. This compares with a decline of $10.4 million (pre-tax) at September 30, 1999.


MARKET RISK-RELATED A/L ACTIVITIES

                             TWELVE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
                             --------------------------------------------
                                                                           AT SEPTEMBER 30,    At September 30,
(in millions)                AVERAGE        MINIMUM           MAXIMUM          2000                 1999
-------------                -------        -------           -------      --------------       ---------------
Directional Risk           $  (4.4)         $ (1.6)         $  (6.4)         $  (5.7)         $  (4.1)
Basis Risk                   (11.1)           (8.0)           (14.2)           (14.2)           (10.4)


Economic Value Stress Testing. Chase utilizes several historical and hypothetical scenarios when performing its economic value stress tests. As of September 30, 2000, under the 1994 bond market sell-off scenario, the potential impact on the economic value of Chase's investment portfolio and A/L activities would have been equivalent to less than 2% of Chase's market capitalization.

IMPACT OF A/L DERIVATIVE ACTIVITY

The following table reflects the deferred gains/losses on closed derivative contracts and unrecognized gains/losses on open derivative contracts utilized in Chase's A/L activities at September 30, 2000 and December 31, 1999.

(in millions)                         SEPTEMBER 30,    December 31,
                                         2000              1999             Change
                                    -------------      ------------     ------------
A/L Derivative Contracts:
Net Deferred Gains (Losses)             $(190)           $ 205              $(395)
Net Unrecognized Losses (a)              (743)            (877)               134
                                        -----            -----              -----
    Net A/L Derivative Losses           $(933)           $(672)             $(261)
                                        =====            =====              =====


(a) These net unrecognized losses do not include the net favorable impact from the assets/liabilities being hedged by these derivative contracts.

Part I
Item 2 (continued)


CAPITAL AND LIQUIDITY RISK MANAGEMENT

The following capital and liquidity discussion should be read in conjunction with the Capital and Liquidity Risk Management section on pages 51-53 and Note 18 of Chase's 1999 Annual Report.

CAPITAL

Chase's capital levels at September 30, 2000 remained strong, with capital ratios well in excess of regulatory guidelines. At September 30, 2000, the Tier 1 and Total Capital ratios were 7.9% and 11.6%, respectively, and the Tier 1 leverage ratio was 6.3%. These ratios were lower than at September 30, 1999 and lower than at June 30, 2000, primarily as a result of the acquisition of Flemings. Management's long-term target range for the Tier 1 Capital ratio is 8% to 8.25%; however, as was the case with the third quarter of 2000, this target may not always be maintained on a quarter-to-quarter basis in light of changing economic conditions and in response to changing business requirements. Management anticipates that Chase's Tier 1 Capital ratio will return to management's target range of 8% to 8.25%, by year-end 2000.

The following table shows the sources and uses of Chase's Tier 1 Capital.


                                                                  THIRD QUARTER       NINE MONTHS                   FULL YEAR
(in billions)                                                         2000               2000               1999               1998
                                                                      ----               ----               -----------------------
SOURCES OF FREE TIER 1 CAPITAL
   Cash Operating Earnings Less Dividends                          $   0.6            $   2.5            $   4.3            $   2.9
   Preferred Stock and Equivalents/Special Items                       0.1               (0.3)               0.2               (0.7)
   Capital for Internal Asset Growth                                    --               (0.6)              (1.0)              (0.3)
                                                                    -------            -------            -------          -------
 Total Sources of Free Cash Flow                                   $   0.7            $   1.6            $   3.5            $   1.9
                                                                                                                            =======

USES OF FREE TIER 1 CAPITAL
   Increases (Decreases) in Capital Ratios                         $  (2.4)           $  (1.9)           $   0.1            $   1.2
   Acquisitions                                                        6.9                6.9                1.1                0.8
   Repurchases Net of Stock Issuances for Employee Plans              (3.8)              (3.4)               2.3               (0.1)
                                                                    -------            -------            -------          -------
Total Uses of Free Cash Flow                                       $   0.7            $   1.6            $   3.5            $   1.9
                                                                   =======            =======            =======            =======

During the nine months of 2000, free cash flow that was generated was primarily earmarked to support the acquisition of Flemings.

Chase shareholders approved a three-for-two stock split at Chase's annual meeting on May 16, 2000. The record date for the split was May 17, 2000, and the additional shares of common stock issued as a result of the split were distributed on June 9, 2000.

Chase's dividend policy is to pay common stock dividends equal to approximately 25% to 35% of Chase's operating earnings, less preferred stock dividends. Chase's future dividend policies will be determined by its Board of Directors after taking into consideration Chase's earnings and financial condition and applicable government regulations and policies.

Chase formally terminated its equity repurchase program on October 17, 2000 in connection with its proposed merger with J.P. Morgan, which is intended to be accounted for as a pooling of interests. Prior to the formal termination of the program, Chase had not repurchased any of its shares of common stock since the end of the first quarter of 2000.

At September 30, 2000, the total capitalization of Chase (the sum of Tier 1 and Tier 2 Capital) was $37.2 billion, an increase of $0.7 billion from December 31, 1999. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, partially offset by common stock repurchases in the first quarter of 2000, and the redemption of $100 million of preferred stock in the 2000 second quarter.

LIQUIDITY
While capital is held to absorb losses over time, liquidity is managed to meet Chase's known and unanticipated cash funding needs. Chase must maintain sufficient liquidity for operations to meet payment demands on borrowings and to make new loans and investments as opportunities arise. During the first nine months of 2000, Chase issued approximately $8 billion of long-term debt and capital securities of subsidiaries, including $1.2 billion of notes in connection with the purchase of Flemings. During the same period of 2000, $1.7 billion of long-term debt matured.

Part I
Item 2 (continued)


OPERATING RISK MANAGEMENT

The following discussion of Chase's operating risk management focuses primarily on developments since December 31, 1999 and should be read in conjunction with the Operating Risk Management section on page 54 of the 1999 Annual Report.

Chase is exposed to many types of operating risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees, and errors relating to computer and telecommunications systems. In early 2000, Chase established two additional risk-management committees, each of which reports to Chase's Executive Committee: the Operating Risk Committee, which currently is reviewing the design of the control function within Chase; and the Fiduciary Risk Committee, which is responsible for approving Chase's policies for fiduciary risk.

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

Chase continues its reconciliation project relating to the deficiencies identified in the computerized recordkeeping systems of the bond paying agency function within Chase's Capital Markets Fiduciary Services Group. In connection with this project, Chase incurred some immaterial costs during the first nine months of 2000. Management does not anticipate that Chase will incur any additional material costs related to this project. The Securities and Exchange Commission ("SEC") is investigating the question of whether, in connection with this matter, there have been violations of its transfer agency recordkeeping or reporting regulations and whether Chase's disclosure regarding these issues have been adequate and timely. Chase is in discussions with the staff of the SEC to resolve these issues on a mutually acceptable basis.


SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1-4 of Chase's 1999 Annual Report.

DIVIDENDS
Chase's bank subsidiaries could, without the approval of their relevant banking regulators, pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.0 billion at September 30, 2000.

OTHER EVENTS

On October 16, 2000, Chase agreed to sell its interest in ChaseMellon Shareholder Services, currently a 50-50 joint venture between Chase and Mellon Financial Corporation. The transaction is expected to be completed during the fourth quarter of this year.

On September 1, 2000, Chase announced it had agreed to sell its Hong Kong-based retail banking business, including Chase Manhattan Card Company Limited, to Standard Chartered PLC for approximately $1.3 billion in cash. The sale closed on November 1, 2000.

On August 1, 2000 Chase acquired Robert Fleming Holdings Limited. The consideration issued to Flemings' shareholders consisted of pound sterling 2.6 billion in cash, or at the option of the Flemings shareholders, notes, and 65.3 million shares of Chase common stock. Chase and Flemings also have a retention arrangement for key employees in an aggregate amount of approximately $240 million (after-tax), which will be generally expensed over the two years following the acquisition. The transaction was accounted for under the purchase method.

Chase acquired The Beacon Group, LLC, a privately-held investment banking firm, on July 6, 2000. The acquisition was accounted for under the purchase method.

Part I
Item 2 (continued)


ACCOUNTING DEVELOPMENTS

The following discussion of Chase's Accounting Developments focuses primarily on developments since December 31, 1999 and should be read in conjunction with the Accounting and Reporting Development section on page 55 of the 1999 Annual Report.

SFAS 133

For a further discussion of SFAS 133, see page 55 of the 1999 Annual Report. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. In addition, under SFAS 133, the change in a derivative's fair value is generally to be recognized in current period earnings. Chase, although not required to adopt SFAS 133 until calendar year 2001, already recognizes the derivatives used in its trading activities on its balance sheet at fair value, with changes in the fair values of such derivatives included in earnings. This represents the substantial majority of the derivatives utilized by Chase.

If Chase had adopted SFAS 133 at September 30, 2000 with respect to those other derivatives used by Chase as hedges of its assets, liabilities and commitments, the adoption would not have had a material impact on Chase's results of operations or financial position. However, there is no assurance that when Chase formally adopts SFAS 133 at the beginning of calendar year 2001, the adjustment required to be made at that time would not have a material impact on Chase's results of operations or financial position. The estimated September 30 adjustment may be affected by changes during the fourth quarter in the interest rate environment and by management's actions in response to such changes. Further, events in the global markets, such as those that have occurred in past years in Asia and Russia, can create imbalances in the market, resulting in temporary volatility in hedge performance. Additionally, the Financial Accounting Standards Board ("FASB") and the Derivative Implementation Group continue to address SFAS 133 implementation issues, and their conclusions may require changes in Chase's interpretations of the standard, such as the accounting of hedges for mortgage servicing rights, and loan commitments, among other issues.

SFAS 140

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. Statement 140 modifies the criteria for determining whether the transferor has relinquished control of assets and therefore whether the transfer may be accounted for as a sale. SFAS 140 requires new disclosures about securitization activities and incremental disclosures about collateral in addition to maintaining the existing disclosure requirements of SFAS 125.

As issued, the disclosure provisions of SFAS 140 are effective for the 2000 fiscal year-end (December 31, 2000), and the provisions of SFAS 140 relating to the transfer of financial assets and the extinguishment of liabilities are effective for transfers after March 31, 2001. Chase currently is assessing the impact of the adoption of SFAS 140, but management believes that the adoption of SFAS 140 will not significantly affect Chase's earnings, liquidity or capital resources.

Part I
Item 2 (continued)



   THE CHASE MANHATTAN CORPORATION
   FINANCIAL HIGHLIGHTS
   (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                                  THIRD QUARTER                                NINE MONTHS
                                                       -----------------------------------     -----------------------------------
                                                                               Over/(Under)                            Over/(Under)
                                                       2000         1999          3Qtr99       2000         1999           1999
                                                       ----         ----          ------       ----         ----           ----
AS REPORTED BASIS
Revenue                                              $5,400       $5,191            4%       $16,741      $15,951           5%
Noninterest Expense
   (Excluding Restructuring Costs)                    3,656        2,981           23        10,503        8,994           17
Restructuring Costs                                      79           --           NM           129           --           NM
Provision for Loan Losses                               305          398          (23)          979        1,167          (16)
Net Income                                              884        1,187          (26)        3,335        3,753          (11)
Net Income per Common Share:
   Basic                                               0.69         0.95          (27)         2.66         2.96          (10)
   Diluted                                             0.66         0.92          (28)         2.57         2.86          (10)
Cash Dividends Declared                                0.32         0.27           19          0.96         0.81           19
Book Value at Period End                                                                      21.84        17.34           26
Share Price at Period End                                                                     46.19        50.25           (8)

Performance Ratios:
Return on Average Common Equity (a)                      13%          22%        (900) bp        18%          23%        (500) bp
Return on Average Assets (a)                           0.85         1.29          (44)         1.11         1.38          (27)


OPERATING BASIS (b)
Revenue                                              $5,590       $5,429            3%       $17,568      $16,538           6%
Noninterest Expense                                   3,656        2,981           23        10,503        8,894           18
Credit Costs (c)                                        541          636          (15)        1,711        1,920          (11)
Earnings                                                905        1,187          (24)        3,480        3,711           (6)
Earnings per Common Share:
   Basic                                               0.70         0.95          (26)         2.78         2.93           (5)
   Diluted                                             0.68         0.92          (26)         2.68         2.83           (5)

Performance Ratios:
Return on Average Common Equity (a)                      14%          22%        (800) bp        19%          22%        (300) bp
Return on Average Managed Assets (a)                   0.83         1.23          (40)         1.11         1.30          (19)
Common Dividend Payout Ratio                             47           29        1,800            35           28          700
Overhead Ratio                                           65           55        1,000            60           54          600

Cash Basis:
Cash Earnings (d)                                    $1,054       $1,257          (16)%      $3,798       $3,930           (3)%
Diluted Cash Earnings per Common Share                 0.79         0.97          (19)         2.93         3.00           (2)
Shareholder Value Added                                 181          539          (66)        1,424        1,736          (18)
Cash Return on Average Common Equity (a)                 16%          23%        (700) bp        21%          24%        (300) bp

Selected Balance Sheet Items at Period End: (e)
Managed Loans                                                                              $209,280     $191,486           9%
Total Managed Assets                                                                        443,838      389,072          14

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

bp -     Denotes basis points; 100 bp equals 1%.
NM -      Not meaningful.

Part I
Item 2 (continued)

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)


                                                                THREE MONTHS ENDED                         Three Months Ended
                                                                SEPTEMBER 30, 2000                         September 30, 1999
                                                  ----------------------------------------    -------------------------------------
                                                  AVERAGE                          RATE        Average                     Rate
                                                  BALANCE           INTEREST   (ANNUALIZED)   Balance       Interest   (Annualized)
                                                  -------           --------   ------------   -------       --------   ------------
ASSETS
Deposits with Banks                            $   4,059       $      96         9.35%        $5,134     $     195        15.09%
Federal Funds Sold and
 Securities Purchased under
 Resale Agreements                                31,737             452         5.66%        32,281           352         4.32%
Trading Assets - Debt and Equity
  Instruments                                     34,206             530         6.17%        26,568           399         5.95%
Securities:
 Available-for-Sale                               64,069             989        6.14% (b)     51,977           750         5.72% (b)
 Held-to-Maturity                                    671              11         6.66%         1,039            17         6.39%
Loans                                            187,210           3,997         8.50%       173,246         3,289         7.53%
                                                ---------        ---------                  ---------      ---------
 Total Interest-Earning Assets                   321,952           6,075         7.51%       290,245         5,002         6.84%
Allowance for Loan Losses                         (3,416)                                     (3,484)
Cash and Due from Banks                           15,656                                      13,799
Trading Assets - Risk
   Management Instruments                         29,743                                      28,938
Other Assets                                      49,925                                      35,347
                                                ---------                                   ---------
Total Assets                                   $ 413,860                                   $ 364,845
                                               =========                                    =========

LIABILITIES
Domestic Retail Deposits                       $  62,427             614         3.92%     $  61,438           573         3.70%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                              18,530             321         6.88%        17,032           156         3.62%
Deposits in Foreign Offices                       92,983           1,316         5.62%        82,350           921         4.43%
                                                ---------        ---------                  ---------      ---------
  Total Time and Savings
     Deposits                                    173,940           2,251         5.15%        160,820         1,650         4.07%
                                                ---------        ---------                  ---------      ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold under
   Repurchase Agreements                          64,346             964         5.96%        49,290           543         4.37%
  Commercial Paper                                 6,105             100         6.53%         5,032            61         4.84%
  Other Borrowings (c)                            18,073             269         5.93%        16,786           266         6.28%
                                                ---------        ---------                  ---------      ---------
   Total Short-Term and
    Other Borrowings                              88,524           1,333         5.99%        71,108           870         4.85%
Long-Term Debt                                    25,399             492         7.71%        19,291           306         6.30%
                                                ---------        ---------                  ---------      ---------
  Total Interest-Bearing Liabilities             287,863           4,076         5.63%       251,219         2,826         4.46%
                                                ---------        ---------                  ---------      ---------
Noninterest-Bearing Deposits                      50,731                                      48,636
Trading Liabilities - Risk
  Management Instruments                          24,943                                      27,640
Other Liabilities                                 22,655                                      14,446
                                                ---------                                    ---------
Total Liabilities                                386,192                                     341,941
                                                ---------                                    ---------
PREFERRED STOCK OF SUBSIDIARY                        550                                        550
                                                ---------                                    ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                      828                                      1,026
Common Stockholders' Equity                       26,290                                      21,328
                                                ---------                                    ---------
  Total Stockholders' Equity                      27,118                                      22,354
                                                ---------                                    ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity      $ 413,860                                    $364,845
                                               =========                                    =========
INTEREST RATE SPREAD                                                             1.88%                                     2.38%
                                                                               =========                                =========
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                       $ 1,999 (a)       2.47%                    $  2,176 (a)     2.97%
                                                               =========      =========                    =========    =========

(a) Reflects a pro forma adjustment to the net interest income amount included in the Consolidated Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the three months ended September 30, 2000 and September 30, 1999, the annualized rate for available-for-sale securities based on historical cost was 5.95% and 5.53%, respectively.
(c)      Includes securities sold but not yet purchased and structured notes.

Part I
Item 2 (continued)

                         THE CHASE MANHATTAN CORPORATION
             AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST AND RATES
              (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS)



                                                       NINE MONTHS ENDED                            Nine Months Ended
                                                      SEPTEMBER 30, 2000                            September 30, 1999
                                                 --------------------------------------    -------------------------------------
                                                 AVERAGE                        RATE        Average                    Rate
                                                 BALANCE       INTEREST     (ANNUALIZED)   Balance       Interest   (Annualized)
ASSETS
Deposits with Banks                            $ 5,105        $   331           8.65%      $ 6,058      $   540        11.92%
Federal Funds Sold and
 Securities Purchased under
 Resale Agreements                              32,269          1,349           5.58%       30,527        1,122         4.91%
Trading Assets - Debt and Equity
  Instruments                                   31,131          1,425           6.12%       25,412        1,228         6.46%
Securities:
 Available-for-Sale                             62,634          2,860           6.10% (b)   53,710        2,297         5.72% (b)
 Held-to-Maturity                                  775             38           6.54%        1,238           58         6.28%
Loans                                          181,111         11,111           8.20%      173,078        9,666         7.47%
                                               ---------      ---------                    ---------    ---------
 Total Interest-Earning Assets                 313,025         17,114           7.30%      290,023       14,911         6.87%
Allowance for Loan Losses                       (3,415)                                     (3,489)
Cash and Due from Banks                         15,445                                      14,666
Trading Assets - Risk
   Management Instruments                       30,573                                      28,478
Other Assets                                    44,782                                      34,591
                                               ---------                                  ---------
Total Assets                                   $400,410                                    $364,269
                                               =========                                  =========

LIABILITIES
Domestic Retail Deposits                       $62,667          1,754           3.74%      $61,463        1,614         3.51%
Domestic Negotiable
  Certificates of Deposit
  and Other Deposits                            17,065            847           6.63%       19,564          525         3.59%
Deposits in Foreign Offices                     92,782          3,701           5.33%       79,782        2,667         4.47%
                                              ---------      ---------                    ---------    ---------
  Total Time and Savings
     Deposits                                  172,514          6,302           4.88%      160,809        4,806         4.00%
                                              ---------      ---------                    ---------    ---------
Short-Term and Other Borrowings:
  Federal Funds Purchased and
   Securities Sold under
   Repurchase Agreements                        61,351          2,593           5.65%       50,260        1,660         4.42%
  Commercial Paper                               6,028            276           6.12%        5,091          179         4.69%
  Other Borrowings (c)                          17,644            809           6.13%       15,123          796         7.04%
                                               ---------      ---------                    ---------    ---------
   Total Short-Term and
    Other Borrowings                            85,023          3,678           5.78%       70,474        2,635         5.00%
Long-Term Debt                                  23,112          1,243           7.18%       19,255          936         6.50%
                                               ---------      ---------                    ---------    ---------
  Total Interest-Bearing Liabilities           280,649         11,223           5.34%      250,538        8,377         4.47%
                                               ---------      ---------                    ---------    ---------
Noninterest-Bearing Deposits                    50,796                                      48,091
Trading Liabilities - Risk
  Management Instruments                        25,444                                      27,867
Other Liabilities                               18,164                                      14,199
                                               ---------                                   ---------
Total Liabilities                              375,053                                     340,695
                                               ---------                                   ---------
PREFERRED STOCK OF SUBSIDIARY                      550                                         550
                                               ---------                                   ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                    894                                       1,027
Common Stockholders' Equity                     23,913                                      21,997
                                               ---------                                   ---------
  Total Stockholders' Equity                    24,807                                      23,024
                                               ---------                                   ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity      $400,410                                    $364,269
                                               =========                                  =========
INTEREST RATE SPREAD                                                            1.96%                                   2.40%
                                                                               =======                                 =======
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                      $ 5,891 (a)       2.51%                   $ 6,534 (a)     3.01%
                                                               ========        =======                   =========     =======

(a) Reflects a pro forma adjustment to the net interest income amount included in the Consolidated Statement of Income to permit comparisons of yields on tax-exempt and taxable assets.
(b) For the nine months ended September 30, 2000 and September 30, 1999, the annualized rate for available-for-sale securities based on historical cost was 5.87% and 5.63%, respectively.
(c)      Includes securities sold but not yet purchased and structured notes.

Part I
Item 2 (continued)


                         THE CHASE MANHATTAN CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                          2000                                         1999
                                        ------------------------------------      ------------------------------------------------
                                         THIRD           SECOND        FIRST      Fourth        Third         Second         First
                                        QUARTER          QUARTER     QUARTER      Quarter      Quarter        Quarter      Quarter
                                        -------          -------     -------      -------      -------        -------      -------
INTEREST INCOME
Loans                                    $ 3,997       $ 3,631      $ 3,480      $ 3,451       $ 3,288       $ 3,165      $ 3,209
Securities                                   994           952          933          872           762           747          835
Trading Assets                               530           479          416          477           399           411          418
Federal Funds Sold and Securities
  Purchased under Resale Agreements          452           451          446          329           352           389          381
Deposits with Banks                           96           101          134          212           195           161          184
                                         -------       -------      -------      -------       -------       -------      -------
   Total Interest Income                   6,069         5,614        5,409        5,341         4,996         4,873        5,027
                                         -------       -------      -------      -------       -------       -------      -------
INTEREST EXPENSE
Deposits                                   2,251         2,086        1,965        1,786         1,650         1,558        1,598
Short-Term and Other Borrowings            1,333         1,216        1,129        1,018           870           851          914
Long-Term Debt                               492           397          354          312           306           319          311
                                         -------       -------      -------      -------       -------       -------      -------
   Total Interest Expense                  4,076         3,699        3,448        3,116         2,826         2,728        2,823
                                         -------       -------      -------      -------       -------       -------      -------
NET INTEREST INCOME                        1,993         1,915        1,961        2,225         2,170         2,145        2,204
Provision for Loan Losses                    305           332          342          454           398           388          381
                                         -------       -------      -------      -------       -------       -------      -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                1,688         1,583        1,619        1,771         1,772         1,757        1,823
                                         -------       -------      -------      -------       -------       -------      -------
NONINTEREST REVENUE
Investment Banking Fees                      613           639          648          499           486           585          317
Trust, Custody and Investment
  Management Fees                            664           545          509          469           457           461          414
Credit Card Revenue                          471           443          397          440           441           438          379
Fees for Other Financial Services            775           695          731          719           637           587          553
Trading Revenue                              603           824        1,021          531           462           526          618
Securities Gains (Losses)                     96            57           14          (59)           (1)            5          156
Private Equity Gains (Losses)                (25)          298          500        1,307           377           513          325
Other Revenue                                210            --          144          135           162           356          178
                                         -------       -------      -------      -------       -------       -------      -------
   Total Noninterest Revenue               3,407         3,501        3,964        4,041         3,021         3,471        2,940
                                         -------       -------      -------      -------       -------       -------      -------

NONINTEREST EXPENSE
Salaries                                   1,761         1,614        1,753        1,461         1,417         1,416        1,384
Employee Benefits                            256           252          287          233           238           238          255
Occupancy Expense                            247           216          226          224           218           206          218
Equipment Expense                            297           274          285          278           255           239          243
Restructuring Costs                           79            50           --           48            --            --           --
Other Expense                              1,095         1,001          939          983           853           969          845
                                         -------       -------      -------      -------       -------       -------      -------
   Total Noninterest Expense               3,735         3,407        3,490        3,227         2,981         3,068        2,945
                                         -------       -------      -------      -------       -------       -------      -------

INCOME BEFORE INCOME TAX EXPENSE           1,360         1,677        2,093        2,585         1,812         2,160        1,818
Income Tax Expense                           476           586          733          892           625           767          645
                                         -------       -------      -------      -------       -------       -------      -------
NET INCOME                               $   884       $ 1,091      $ 1,360      $ 1,693       $ 1,187       $ 1,393      $ 1,173
                                         =======       =======      =======      =======       =======       =======      =======
NET INCOME APPLICABLE TO
  COMMON STOCK                           $   871       $ 1,074      $ 1,344      $ 1,677       $ 1,168       $ 1,375      $ 1,155
                                         =======       =======      =======      =======       =======       =======      =======
NET INCOME PER COMMON SHARE
Basic                                    $  0.69       $  0.88      $  1.10      $  1.37       $  0.95       $  1.10      $  0.91
                                         =======       =======      =======      =======       =======       =======      =======
Diluted                                  $  0.66       $  0.85      $  1.06      $  1.32       $  0.92       $  1.06      $  0.88
                                         =======       =======      =======      =======       =======       =======      =======

Part I
Item 2 (continued)


                                GLOSSARY OF TERMS


The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

1999 Annual Report: Annual Report on Form 10-K for the year ended December 31, 1999. (Pages 7-11, 14-15, 18, 23-25, 27-30, 32-33, 35, 38-40, 46, 50)

Asset/Liability ("A/L") Activities: The management of the sensitivity of Chase's net interest income to changes in market interest rates. (Pages 8, 35, 37)

Basis Point Value ("BPV"): This measurement quantifies the change in the market value of Chase's assets and liabilities (that are not part of its trading activities) that would result from a one basis point change in interest rates. (Page 37)

Cash Operating Earnings: Operating earnings excluding the impact of amortization of goodwill and certain other intangibles. (Pages 10, 24-29)

Chase USA:  Chase Manhattan Bank USA, National Association.  (Page 11)

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

New Economy: Represents the industry sectors and companies (e.g., media/telecommunications, technology/information services, life sciences) and the technologists and entrepreneurs who are at the forefront of future innovations (e.g., microprocessors, internet). (Page 15)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, restructuring costs and special items. (Pages 10-12, 24-28)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding restructuring costs, special items and costs associated with the REIT). (Pages 12, 22, 24)

REIT:  A real estate investment trust subsidiary of Chase.  (Pages 22-23)

SFAS:  Statement of Financial Accounting Standards.

SFAS 107:  "Disclosures about Fair Value of Financial Instruments."  (Page 8)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Pages 8, 11)

SFAS 125: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 40)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
40)

SFAS 140: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." (Page
40)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 10, 12, 24)

Special Items: The 2000 third quarter results included an $81 million gain (the same for the nine months) from the sale of a business in Panama, a $35 million loss ($176 million loss in the nine months) resulting from the economic hedge of the purchase price of Flemings prior to its acquisition, and $79 million ($129 million for the nine months) of restructuring costs associated with previously announced relocation initiatives. There were no special items in the third quarter of 1999. The results for the nine months of 1999 included $166 million in gains from sales of nonstrategic assets (of which $95 million was from the sale of a building and $71 million was from the sale of branches in Texas) and a special contribution to The Chase Manhattan Foundation of $100 million. (Pages 11, 14, 21)

Stress Testing: A risk management tool used to measure market risk in an extreme market environment. (Page 36)

Value-at-Risk ("VAR"): A risk measurement tool used to measure the potential overnight loss from adverse market movements. (Pages 35-37)

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

      Chase Securities Inc. ("CSI") has been named as a defendant or third-party defendant in twelve actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Service, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, damages in the amount of approximately $1.45 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

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

Item 2      Sales of Unregistered Common Stock

During the third quarter of 2000, shares of common stock of Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: July 3, 2000 - 488 shares.

Item 6    Exhibits and Reports on Form 8-K
          (A) Exhibits:

          11    - Computation of Earnings per Common Share

          12(a) - Computation of Ratio of Earnings to Fixed Charges

          12(b) - Computation of Ratio of Earnings to Fixed Charges and
                  Preferred Stock Dividend Requirements

          27   -  Financial Data Schedule

         (B)      Reports on Form 8-K:

         Chase filed three reports on Form 8-K during the quarter ended September 30, 2000, as follows:

         Form 8-K dated July 19, 2000: Chase announced the results of operations for the second quarter of 2000.

         Form 8-K dated August 1, 2000: Chase declared offer unconditional for Robert Fleming Holdings Limited.

         Form 8-K dated September 12, 2000: Chase announced intent of merger with J.P. Morgan to form J.P. Morgan Chase & Co.

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




                                         THE CHASE MANHATTAN CORPORATION
                                       --------------------------------------
                                                   (Registrant)







Date November 14, 2000                   By /s/ Joseph L. Sclafani
                                            ----------------------------
                                               Joseph L. Sclafani

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




GRAPHIC
NUMBER        PAGE   DESCRIPTION
 1            36     Bar Graph entitled "Histogram of Daily Market
                     Risk-Related Revenue for the twelve months ended
                     September 30, 2000" presenting the following
                     information:

                      Millions of Dollars         0 - 5            5 - 10           10 - 15      15 - 20      20 - 25       25 - 30

                      Number of trading
                      days revenue was
                      within the above
                      prescribed positive
                      range                        21                 43               57           43            40           22


                                                   30 - 35            Over 35
                                                   -------            -------

                                                      10                 18


                       Millions of Dollars         0 - (5)           (5) - (10)      (10) - (15)         (15) - (20)       Over (20)
                       -------------------         -------           ---------       ----------          ----------      ---------

                       Number of trading
                       days revenue was
                       within the above
                       prescribed negative
                       range                          6                    1              0                   0              0


