Form 10-K405
period 2000-12-31
J P MORGAN CHASE & CO
filed 2001-03-22
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED                        COMMISSION FILE
           DECEMBER 31, 2000                             NUMBER 1-5805

                             J.P. MORGAN CHASE & CO.
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

                               Title of Each Class

COMMON STOCK

DEPOSITARY SHARES REPRESENTING A ONE-TENTH INTEREST IN
   6 5/8% CUMULATIVE PREFERRED STOCK (STATED VALUE -- $500)

10.84% CUMULATIVE PREFERRED STOCK (STATED VALUE -- $25)

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES A (STATED VALUE -- $100)

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES L (STATED VALUE -- $100)

ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES N (STATED VALUE -- $25)

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

GUARANTEE OF 8.25% CAPITAL SECURITIES, SERIES H, OF CHASE CAPITAL VIII

GUARANTEE OF 7.50% CAPITAL SECURITIES, SERIES I, OF J.P. MORGAN CHASE CAPITAL IX

COMMODITY-INDEXED PREFERRED SECURITIES (ComPS(SM)), SERIES B, ISSUED BY
   J.P. MORGAN INDEX FUNDING COMPANY I, GUARANTEED BY J.P. MORGAN CHASE & CO.

COMMODITY-INDEXED PREFERRED SECURITIES ARE LISTED ON THE AMERICAN STOCK
   EXCHANGE; ALL OTHER SECURITIES NAMED ABOVE ARE LISTED ON THE NEW YORK STOCK EXCHANGE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 28, 2001: 1,973,843,944


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


         THE AGGREGATE MARKET VALUE OF J.P. MORGAN CHASE & CO. COMMON STOCK HELD BY NON-AFFILIATES OF J.P. MORGAN CHASE & CO. ON FEBRUARY 28, 2001 WAS $91,963,000,000.

        DOCUMENT INCORPORATED BY REFERENCE                                                    PART OF FORM 10-K INTO
                 IN THIS FORM 10-K                                                              WHICH INCORPORATED
          -----------------------------                                                       ----------------------
PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 15, 2001                       PART III
   (OTHER THAN INFORMATION INCLUDED IN THE PROXY STATEMENT PURSUANT TO
   RULE 402 (i), (k) AND (l) OF REGULATION S-K)

FORM 10-K INDEX

PART I                                                                                                       PAGE
Item 1   Business .........................................................................                     1

         Overview .........................................................................                     1

         Lines of Business ................................................................                     1

         Competition ......................................................................                     1

         Supervision and Regulation .......................................................                     1

         Important Factors That May Affect Future Results .................................                     6

         Foreign Operations ...............................................................                     8

         Distribution of Assets, Liabilities and Stockholders' Equity;
           Interest Rates and Interest Differentials ......................................                99-103

         Return on Equity and Assets ......................................................               97, 100

         Securities Portfolio .............................................................                   104

         Loan Portfolio ...................................................................     47-52, 74,105-107

         Summary of Loan Loss Experience ..................................................           53, 74, 108

         Deposits .........................................................................                   110

         Short-Term and Other Borrowed Funds ..............................................                   110

Item 2   Properties .......................................................................                     8

Item 3   Legal Proceedings ................................................................                     9

Item 4   Submission of Matters to a Vote of Security Holders ..............................                    10

         Executive Officers of the Registrant .............................................                    11

PART II

Item 5   Market for Registrant's Common Equity and Related
             Stockholder Matters ..........................................................                    12

Item 6   Selected Financial Data ..........................................................                    12

Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................................                    12

Item 7A  Quantitative and Qualitative Disclosures about Market Risk .......................                    12

Item 8   Financial Statements and Supplementary Data ......................................                    12

Item 9   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .....................................................                    12

PART III

Item 10  Directors and Executive Officers of JPMorgan Chase ...............................                    12

Item 11  Executive Compensation ...........................................................                    12

Item 12  Security Ownership of Certain Beneficial Owners and Management ...................                    12

Item 13  Certain Relationships and Related Transactions ...................................                    12

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................                    13

Part I

ITEM 1: BUSINESS

OVERVIEW

J.P. Morgan Chase & Co. ("JPMorgan Chase" or "the Firm") is a financial holding company incorporated under Delaware law in 1968. As of December 31, 2000, JPMorgan Chase was the second largest banking institution in the United States, with $715 billion in assets and $42 billion in stockholders' equity.

         On December 31, 2000, J.P. Morgan & Co. Incorporated ("J.P. Morgan") merged with and into The Chase Manhattan Corporation ("Chase"). Upon completion of the merger, Chase changed its name to "J.P. Morgan Chase & Co." The merger was accounted for as a pooling of interests. As a result, the financial information provided herein presents the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain prior-period amounts for the predecessor institutions' financial statements have been reclassified to conform to the current presentation.

         JPMorgan Chase is a global financial services firm with operations in over 60 countries. Its principal bank subsidiaries are The Chase Manhattan Bank ("Chase Bank") and Morgan Guaranty Trust Company of New York ("Morgan Bank"), each of which is a New York banking corporation headquartered in New York City; and Chase Manhattan Bank USA, National Association, headquartered in Delaware ("Chase USA"). The Firm's principal nonbank subsidiaries are its investment bank subsidiaries, Chase Securities Inc. ("CSI") and J.P. Morgan Securities Inc. ("JPMSI"). It is expected that Morgan Bank will merge with and into Chase Bank and JPMSI will merge with and into CSI in mid-2001.

         The bank and nonbank subsidiaries of JPMorgan Chase operate nationally as well as through overseas branches and subsidiaries, representative offices and affiliated banks.

LINES OF BUSINESS

JPMorgan Chase's activities are internally organized, for management reporting purposes, into five major business franchises (Investment Bank, Investment Management & Private Banking, Treasury & Securities Services, JPMorgan Partners and Retail & Middle Market Financial Services). A description of the Firm's business franchises and the products and services they provide to their respective client bases are discussed in the "Lines of Business Results" section of Management's Discussion and Analysis ("MD&A") beginning on page 26 and Note 29 on page 92.

COMPETITION

JPMorgan Chase and its subsidiaries and affiliates operate in a highly competitive environment. Competitors include other banks, brokerage firms, investment banking companies, merchant banks, insurance companies, mutual fund companies, credit card companies, mortgage banking companies, leasing companies, e-commerce and other Internet-based companies, and a variety of other financial services and advisory companies. JPMorgan Chase's businesses compete with these other firms with respect to the range of products and services offered and the types of clients, customers, industries and geographies served. In addition, the Firm competes with these firms in attracting and retaining its professional and other personnel, particularly as it has continued to build its Investment Bank and Investment Management & Private Banking platforms.

         The financial services industry has experienced consolidation and convergence in recent years, as financial institutions involved in a broad range of financial services industries have merged, of which the merger of Chase and J.P. Morgan is an example. This convergence trend is expected to continue and could result in competitors of JPMorgan Chase gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. It is possible that competition will become even more intense as a result of the recent enactment of the financial modernization legislation discussed in more detail below.

SUPERVISION AND REGULATION

PERMISSIBLE BUSINESS ACTIVITIES; FINANCIAL MODERNIZATION LEGISLATION; CONVERSION TO FINANCIAL HOLDING COMPANY:

The Firm is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956, as amended (the "BHCA"). In November 1999, the Gramm-Leach-Bliley Act ("GLBA") was enacted which eliminated certain legal barriers separating the conduct of various types of financial services businesses, such as commercial banking, investment banking and insurance. In addition, GLBA substantially revamped the regulatory scheme within which financial institutions such as JPMorgan Chase operate.

         Under GLBA, bank holding companies meeting certain eligibility criteria may elect to become "financial holding companies," which may engage in any activities that are "financial in nature," as well as in additional activities that the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") determines are incidental or complementary to financial activities. Under GLBA, "financial activities" specifically include insurance, securities underwriting and dealing, merchant banking, investment advisory and lending activities. JPMorgan Chase elected to become a financial holding company as of March 13, 2000. Upon the Firm's election to become a financial holding company:

> Various restrictions imposed by the Glass-Steagall Act were eliminated, including restrictions on: (1) affiliations between JPMorgan Chase's bank subsidiaries and certain securities firms,

Part I

         (2) JPMorgan Chase's ability to control and distribute mutual funds and
         (3) the portion of JPMorgan Chase's revenues that could be derived from securities underwriting and dealing activities;

> BHCA restrictions on the Firm's ability to acquire substantial equity ownership or control of nonfinancial companies were eliminated in the merchant banking context, thereby permitting certain nonbank subsidiaries of JPMorgan Chase to make merchant banking investments up to 100% of the voting shares of a nonfinancial company, subject to conditions imposed by GLBA and regulations promulgated by the Federal Reserve Board and the Department of the Treasury, including a prohibition on routinely managing or operating such a nonfinancial company and a quantitative limit on the aggregate investments that may be made pursuant to the new authority granted by the GLBA; and

>        Limitations on JPMorgan Chase's insurance activities were eliminated.

         Under regulations implemented by the Federal Reserve Board, if any depository institution controlled by a financial holding company ceases to be "well-capitalized" or "well-managed" (as defined below), the Federal Reserve Board may impose corrective capital or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.

         In addition, the Federal Reserve Board may require divestiture of the holding company's depository institutions if the deficiencies persist. The regulations also provide that if any depository institution controlled by a financial holding company fails to maintain a satisfactory rating under the Community Reinvestment Act ("CRA"), the Federal Reserve Board must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The depository institution subsidiaries of JPMorgan Chase currently meet the capital, management and CRA requirements necessary to permit the Firm to conduct the broader activities permitted under GLBA. However, there can be no assurance that this will continue to be the case in the future.

         REGULATION BY FEDERAL RESERVE BOARD AND UNDER GLBA: Under GLBA's system of "functional regulation," the Federal Reserve Board acts as an "umbrella regulator," and certain of JPMorgan Chase's subsidiaries are regulated directly by additional regulatory authorities based on the particular activities of those subsidiaries (e.g., securities and investment advisory activities are regulated by the Securities and Exchange Commission (the "SEC"), and insurance activities are regulated by state insurance commissioners). The Firm must continue to file reports and other information with, and submit to examination by, the Federal Reserve Board as umbrella regulator. However, under GLBA, with respect to matters affecting functionally regulated subsidiaries, the Federal Reserve Board is required to defer to the applicable functional regulators unless the Federal Reserve Board concludes that the activities at issue pose a risk to a depository institution or breach a specific law the Federal Reserve Board has authority to enforce.

         While GLBA provides generally for the system of functional regulation described above, detailed regulations implementing that system have not yet been adopted by the various regulators. Accordingly, JPMorgan Chase is unable to determine at this time the extent to which this system will affect the particular regulatory obligations of the Firm and its subsidiaries or their relationships with their respective regulators.

         IMPACT OF GLBA ON ACTIVITIES OF SUBSIDIARIES OF BANKS: Under GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. In order to insulate the parent bank from the risk of these new financial activities, GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, GLBA imposes new restrictions on transactions between the bank and its financial subsidiaries similar to restrictions currently applicable to transactions between banks and nonbank affiliates. See "FDICIA" and "Other Supervision and Regulation" below.

         EFFECT OF GLBA ON BANK BROKER-DEALER AND INVESTMENT ADVISORY
ACTIVITIES: To promote the system of functional regulation described above, GLBA provides for the amendment of certain federal securities laws to eliminate various exemptions previously available to banks. For example, as of May 12, 2001, banks no longer will be generally exempt from the broker-dealer provisions of the Securities Exchange Act of 1934. As a result, as of that date, JPMorgan Chase's bank subsidiaries must either register with the SEC as broker-dealers or cease conducting many activities deemed broker-dealer activities. GLBA does retain a more limited exemption from broker-dealer registration for certain "banking" products and activities, including, among others, municipal and exempted securities transactions; safe keeping and custody arrangements; and trust, securitization and derivatives products and activities. Effective May 2001, the Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

DIVIDEND RESTRICTIONS: Federal law imposes limitations on the payment of dividends by the subsidiaries of JPMorgan Chase that are state member banks of the Federal Reserve System (a "state member bank") or national banks. Nonbank subsidiaries of JPMorgan Chase are not subject to those limitations. The amount of dividends that may be paid by a state member bank, such as Chase Bank or Morgan Bank, or by a national bank, such as Chase USA, is limited to the lesser of the amounts calculated under a "recent earnings" test and an "undivided profits" test. Under THE RECENT EARNINGS TEST, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current-year's net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its appropriate federal banking regulator (which, in the case of a state member bank, is the Federal Reserve Board and, in the case of a national bank, is the Office of the Comptroller of the Currency (the "Comptroller of the Currency")). Under THE UNDIVIDED PROFITS TEST, a dividend may not be paid in excess of a bank's "undivided profits." Similar restrictions on the payment of dividends by either Chase Bank or Morgan Bank are imposed by New York law. See Note 22 on page 84 for the amount of dividends that the Firm's principal bank subsidiaries could pay, at December 31, 2000, to their respective bank holding companies without the approval of their relevant banking regulators.

         In addition to the dividend restrictions described above, the Federal Reserve Board, the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC") have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its bank and bank holding company subsidiaries, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

CAPITAL REQUIREMENTS: The federal banking regulators have adopted risk-based capital and leverage guidelines that require that the Firm's capital-to-assets ratios meet certain minimum standards.

         The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, capital is divided into two tiers: Tier 1 Capital and Tier 2 Capital. For a further discussion of Tier 1 Capital and Tier 2 Capital, see Note 23 on page 85. The amount of Tier 2 Capital may not exceed the amount of Tier 1 Capital. Total Capital is the sum of Tier 1 Capital and Tier 2 Capital.

         Banking organizations are required to maintain a Total Capital ratio (Total Capital to risk-weighted assets) of 8% and a Tier 1 Capital ratio of 4%.

         The risk-based capital requirements explicitly identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution's overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities. In addition, the risk-based capital rules incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital rules require banking organizations with large trading activities (such as JPMorgan Chase) to maintain capital for market risk in an amount calculated by using the banking organizations' own internal Value-at-Risk models (subject to parameters set by the regulators).

         In March 2000, the federal banking agencies published for comment regulations to amend the risk-based capital requirements with respect to recourse arrangements and direct credit substitutes. In general, the proposal would amend the risk-based capital standards in order to treat recourse obligations and direct credit substitutes (such as letters of credit and spread accounts) more consistently for risk-based capital purposes. The proposed amendments also set forth a multi-level approach to assessing capital requirements to positions in certain asset securitizations based on the rating assigned to such position by a nationally recognized statistical rating agency or, in certain circumstances, by the bank's internal risk rating system. The regulators also proposed an additional measure to address the risk associated with early amortization features in certain asset securitizations.

         In September 2000, the federal banking regulators proposed amendments to their capital guidelines relating to "residual interests," which the proposal defines as on-balance sheet assets that represent interests retained by a seller after a securitization or other transfer of financial assets. The proposed rule would require that risk-based capital be held in an amount equal to the amount of the residual interest even if the capital charge exceeds the full risk-based capital charge that would have been held against the transferred assets. The proposal also would limit such residual interests, when aggregated with nonmortgage servicing assets and purchased credit card relationships, to 25% of Tier 1 Capital, with any excess amount to be deducted from Tier 1 Capital.

         In January 2001, the federal banking agencies proposed regulations that would impose somewhat higher capital requirements on equity investments in nonfinancial companies than are imposed on other classes of assets.

         The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 Capital divided by average total assets (net of allowance for loan losses, goodwill and certain intangible assets). The minimum leverage ratio is 3% for strong bank holding companies (i.e., those rated composite 1 under the Bank subsidiaries, Other subsidiaries, Parent company, Earnings and Capital adequacy, or "BOPEC," rating system) and for bank holding companies that have implemented the Federal Reserve Board's risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels depending upon their particular condition, risk profile and growth plans.

Part I

         TIER 1 COMPONENTS: CAPITAL SURPLUS AND COMMON STOCK remain the most important forms of capital at JPMorgan Chase. Because common equity has no maturity date and because dividends on common stock are paid only when and if declared by the Board of Directors, common equity is available to absorb losses over long periods of time. NONCUMULATIVE PERPETUAL PREFERRED STOCK is similar to common stock in its ability to absorb losses. If the Board of Directors does not declare a dividend on noncumulative perpetual preferred stock in any dividend period, the holders of the instrument are never entitled to receive that dividend payment. JPMorgan Chase's outstanding noncumulative preferred stock is a type commonly referenced as a "FRAP": a fixed-rate/adjustable preferred stock. However, because the interest rate on FRAPs may increase (up to a pre-determined ceiling), the Federal Reserve Board treats the Firm's noncumulative FRAPs in a manner similar to cumulative perpetual preferred and trust preferred securities. The Federal Reserve Board permits cumulative perpetual preferred stock and trust preferred securities to be included in Tier 1 Capital but only up to certain limits, as these financial instruments do not provide as strong protection against losses as common equity and noncumulative, non-FRAP securities. CUMULATIVE PERPETUAL PREFERRED STOCK does not have a maturity date, similar to other forms of Tier 1 Capital. However, any dividends not declared on cumulative preferred stock accumulate and thus continue to be due to the holder of the instrument until all arrearages are satisfied. TRUST PREFERRED SECURITIES are a type of security generally issued by a special purpose trust established and owned by JPMorgan Chase. Proceeds from the issuance to the public of the trust preferred security are lent to the Firm for at least 30 (but not more than 50) years. The intercompany note that evidences this loan provides that the interest payments by JPMorgan Chase on the note may be deferred for up to five years. During the period of any such deferral, no payments of dividends may be made on any outstanding JPMorgan Chase preferred or common stock nor on the outstanding trust preferred securities issued to the public.

         TIER 2 COMPONENTS: Long-term SUBORDINATED DEBT (generally having an initial maturity of 10-12 years) is the primary form of JPMorgan Chase's Tier 2 Capital. Subordinated debt is deemed a form of regulatory capital because payments on the debt are subordinated to other creditors of JPMorgan Chase, including holders of senior and medium long-term debt and counterparties on derivative contracts.

         Under GLBA, all financial holding companies are bank holding companies for purposes of the capital requirements described above. However, GLBA specifically prohibits the Federal Reserve Board from imposing capital adequacy rules on certain functionally regulated subsidiaries (such as broker-dealers and insurance companies) that are in compliance with the applicable capital requirements of their functional regulators.

         The risk-based minimum capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basle Committee on Banking Supervision. The Basle Committee, which consists of banking supervisors from the principal nations whose banking organizations are active internationally, issued its Capital Accord to achieve convergence in the capital regulations applicable to internationally active banking organizations. On January 16, 2001, the Basle Committee issued a proposed replacement for the Capital Accord. The replacement (the "New Accord") would consist of a three-pillar framework for addressing capital adequacy. The pillars would include minimum capital requirements, closer regulatory supervision and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be determined under either a "standardized" approach or one of two internal ratings-based approaches. Under the "standardized" approach, risk weights for certain types of claims, including corporate credits, would be based on ratings assigned by rating agencies. Under the internal ratings approach, those banks with risk management capabilities that met certain supervisory standards could determine their capital requirements based on their internal credit ratings to some extent under a "foundation" approach and to a greater extent under an "advanced" approach. The minimum capital requirements in the New Accord also would incorporate a capital charge for operational risk. The Basle Committee indicated that it intends to finalize the proposed framework by the end of 2001, with implementation in 2004.

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

                                                   Ratios
                                 ----------------------------------------------
                                  Total            Tier 1              Tier 1
                                 Capital          Capital             Leverage
--------------------------------------------------------------------------------
                                                   At Least
                                 ----------------------------------------------
Well-Capitalized                   10%                6%                 5%
Adequately Capitalized              8%                4%                 4%(a)
-------------------------------------------------------------------------------
                                                   Less Than
                                 ----------------------------------------------
Undercapitalized                    8%                4%                 4%(a)
Significantly Undercapitalized      6%                3%                 3%
-------------------------------------------------------------------------------
Critically Undercapitalized      Tangible Equity to Total Assets of 2% or Less
-------------------------------------------------------------------------------

(a) May be 3% in some cases.

         An institution may be treated as being in a capital category lower than that indicated based on other supervisory criteria.

         Supervisory actions by the appropriate federal banking regulator generally will depend upon an institution's classification within the five capital categories. The regulations apply only to banks but not to bank holding companies such as JPMorgan Chase; however, subject to limitations that may be imposed pursuant to GLBA, as described below, the Federal Reserve Board is authorized to take appropriate action at the holding company level based on the undercapitalized status of the holding company's subsidiary banking institutions. In certain instances relating to an undercapitalized banking institution, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary and may be liable for civil money damages for failure to fulfill its commitments on that guarantee.

         As of December 31, 2000, each of JPMorgan Chase's banking subsidiaries was "well-capitalized."

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

         Depository institutions insured by the Bank Insurance Fund are required to pay premiums ranging from 0 basis points to 27 basis points of domestic deposits. Each of JPMorgan Chase's banks, including Chase Bank, Morgan Bank and Chase USA, currently qualifies for the 0 basis point assessment. All depository institutions must also pay an annual assessment so that the Financing Corporation ("FICO") may pay interest on bonds it issued in connection with the resolution of savings association insolvencies occurring prior to 1991. The FICO assessment for the first quarter of 2001 is 1.96 basis points of domestic deposits. The rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time, subject to certain limitations specified in the Deposit Insurance Funds Act.

POWERS OF THE FDIC UPON INSOLVENCY OF AN INSURED DEPOSITORY INSTITUTION: An FDIC-insured depository institution can be held liable for any loss incurred or expected to be incurred by the FDIC in connection with another FDIC-insured institution under common control with such institution being in "default" or "in danger of default" (commonly referred to as "cross-guarantee" liability). "Default" is generally defined as the appointment of a conservator or receiver and "in danger of default" is defined as certain conditions indicating that a default is likely to occur absent regulatory assistance. An FDIC cross-guarantee claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

         If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors; (2) to enforce the terms of the depository institution's contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of those of JPMorgan Chase's subsidiaries that are insured depository institutions, such as Chase Bank, Morgan Bank and Chase USA, including, without limitation, obligations under senior or subordinated debt issued by those banks to investors (referred to below as "public noteholders") in the public markets.

         Under federal law, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of domestic deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of the Firm that is an insured depository institution, such as Chase Bank, Morgan Bank or Chase USA, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

OTHER SUPERVISION AND REGULATION: Under current Federal Reserve Board policy, JPMorgan Chase is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support the bank subsidiaries in circumstances where it might not do so absent such policy. However, because GLBA provides for functional regulation of financial holding company activities by various regulators, GLBA prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

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

Part I

         The bank subsidiaries of JPMorgan Chase are subject to certain restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Firm and certain other affiliates and on investments in stock or securities of JPMorgan Chase and those affiliates. These restrictions prevent JPMorgan Chase and other affiliates from borrowing from a bank subsidiary unless the loans are secured in specified amounts.

         The Firm's bank and nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (many of which will be considered "functional regulators" under GLBA). Chase Bank and Morgan Bank as New York State-chartered banks and state member banks, are subject to supervision and regulation by the New York State Banking Department as well as by the Federal Reserve Board and the FDIC. JPMorgan Chase's national bank subsidiaries, such as Chase USA, are subject to substantially similar supervision and regulation by the Comptroller of the Currency. Supervision and regulation by each of the foregoing regulatory agencies generally include comprehensive annual reviews of all major aspects of the relevant bank's business and condition, as well as the imposition of periodic reporting requirements and limitations on investments and other powers. The Firm also conducts securities underwriting, dealing and brokerage activities through CSI, JPMSI and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC and the National Association of Securities Dealers, Inc. CSI and JPMSI are members of the New York Stock Exchange. The operations of JPMorgan Chase's mutual funds also are subject to regulation by the SEC. The types of activities in which the foreign branches of Chase Bank, Morgan Bank and the international subsidiaries of JPMorgan Chase may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and banking authorities of the countries in which they operate.

         The activities of Chase Bank, Morgan Bank and Chase USA as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Fair Debt Collection Practice and the Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

         In addition, under the requirements imposed by GLBA, JPMorgan Chase and its subsidiaries are required periodically to disclose to their retail customers the Firm's policies and practices with respect to (1) the sharing of non-public customer information with JPMorgan Chase affiliates and others and (2) the confidentiality and security of that information. Under GLBA, retail customers also must be given the opportunity to "opt out" of information sharing arrangements with non-affiliates, subject to certain exceptions set forth in GLBA.

         As part of its commitment to protecting customer privacy, JPMorgan Chase, in January 2000, agreed with the New York State Attorney General that it will not disclose any customer information to third-party marketing firms, other than the customer's name, address and phone number. In addition, if the customer does not want to receive any offers or information from any third-party marketing firms, the customer may opt-out of such solicitations, in which case no private information about the customer will be shared with third-party marketing firms.

IMPORTANT FACTORS
THAT MAY AFFECT FUTURE RESULTS

From time to time, the Firm has made and will make forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as "anticipate," "target," "expect," "estimate," "intend," "plan," "goal," "believe" or other words of similar meaning. Forward-looking statements give JPMorgan Chase's current expectations or forecasts of future events, circumstances or results. JPMorgan Chase's disclosure in this report, including in the MD&A section, contains forward-looking statements. The Firm also may make forward-looking statements in its other documents filed with the SEC and in other written materials. In addition, the Firm's senior management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

         Any forward-looking statements made by or on behalf of the Firm speak only as of the date they are made. JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature JPMorgan Chase may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

         All forward-looking statements, by their nature, are subject to risks and uncertainties. The Firm's actual future results may differ materially from those set forth in JPMorgan Chase's forward-looking statements. Factors that might cause JPMorgan Chase's future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that the Firm believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in JPMorgan Chase's reports to the SEC also could adversely affect the Firm's results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

MERGER OF CHASE AND J.P. MORGAN. JPMorgan Chase may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger of Chase and J.P. Morgan. If the Firm is not successfully able to combine the businesses of Chase and J.P. Morgan and achieve its objectives, the anticipated benefits from the merger may not be realized fully or at all or may take longer to realize than expected. For example, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect JPMorgan Chase's ability to maintain relationships with employees, clients or suppliers.

BUSINESS CONDITIONS AND GENERAL ECONOMY. The profitability of JPMorgan Chase's businesses could be adversely affected by a worsening of general economic conditions in the United States or abroad. Factors such as the liquidity of the global financial markets, the level and volatility of equity prices and interest rates, investor sentiment, inflation, and the availability and cost of credit could significantly affect the activity level of clients with respect to size, number and timing of transactions effected by the Firm's investment banking business, including its underwriting and advisory businesses, and also may affect the realization of cash returns from JPMorgan Chase's private equity business. A market downturn would likely lead to a decline in the volume of transactions that JPMorgan Chase executes for its customers and, therefore, lead to a decline in the revenues it receives from commissions and spreads. Higher interest rates or a downturn in the market also could impact the willingness of financial investors to participate in loan syndications or underwritings managed by JPMorgan Chase. The Firm generally maintains large trading portfolios in the fixed income, currency, commodity and equity markets and has significant investment positions, including merchant banking investments at JPMorgan Partners. The revenues derived from mark-to-market values of JPMorgan Chase's business are affected by many factors, including JPMorgan Chase's credit standing; its success in proprietary positioning; volatility in interest rates and in equity and debt markets; and the economic, political and business factors described below. JPMorgan Chase anticipates that these revenues will experience volatility from time to time. A general market downturn or worsening of the economy could cause the Firm to incur mark-to-market losses in the values of these positions.

         A market downturn also could result in a decline in the fees JPMorgan Chase earns for managing assets. For example, a higher level of domestic or foreign interest rates or a downturn in trading markets could affect the flows of moneys to or from the mutual funds managed by the Firm. Moreover, even in the absence of a market downturn, below-market performance by JPMorgan Chase's mutual funds could result in a decline in assets under management and, therefore, in the fees it receives.

         An economic downturn or significantly higher interest rates could adversely affect the credit quality of JPMorgan Chase's on-balance sheet and off-balance sheet assets by increasing the risk that a greater number of the Firm's customers would become delinquent on their loans or other obligations to JPMorgan Chase. Further, a higher rate of delinquencies by customers or counterparties would result in a higher level of charge-offs and a higher level of provision for JPMorgan Chase, which could adversely affect the Firm's earnings. See also "Factors Affecting Allowance for Credit Losses" below.

COMPETITION. JPMorgan Chase operates in a highly competitive environment and expects various factors to cause competitive conditions to continue to intensify. For example, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products and for financial institutions to compete with technology companies in providing electronic and Internet-based financial solutions. In addition, the Firm expects cross-industry competition to continue to intensify, particularly as continued merger activity in the financial services industry produces larger, better-capitalized companies that are capable of offering a wider array of financial products and services.

FOREIGN OPERATIONS; TRADING IN FOREIGN SECURITIES. The Firm does business throughout the world, including in developing regions of the world commonly known as emerging markets. JPMorgan Chase's businesses and revenues derived from foreign operations are subject to risk of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. JPMorgan Chase also invests in the securities of corporations located in foreign jurisdictions, including emerging markets. Revenues from the trading of foreign securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be accentuated because, generally, foreign trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

OPERATIONAL RISK. JPMorgan Chase, like all large corporations, is exposed to many types of operational risk, including the risk of fraud by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or errors resulting from faulty computer or telecommunications systems. Given the high volume of transactions at JPMorgan Chase, certain errors may be repeated or compounded before they are discovered and successfully rectified. In addition, the Firm's necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Although JPMorgan Chase maintains a system of controls designed to keep operational risk at appropriate levels, the Firm has in the past suffered losses from operational risk, and there can be no assurance that JPMorgan Chase will not suffer losses from operational risks in the future.

Part I

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS. JPMorgan Chase's businesses and earnings are affected by general economic conditions, both domestic and international. JPMorgan Chase's businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the U.S., foreign governments and international agencies. For example, policies and regulations of the Federal Reserve Board influence, directly and indirectly, the rate of interest paid by commercial banks on their interest-bearing deposits and also may impact the value of financial instruments held by the Firm. These actions of the Federal Reserve Board also determine to a significant degree the cost to JPMorgan Chase of funds for lending and investing. The nature and impact of future changes in economic and market conditions and fiscal policies are not predictable and are beyond JPMorgan Chase's control. In addition, these policies and conditions can impact the Firm's customers and counterparties, both in the U.S. and abroad, which may increase the risk that such customers or counterparties default on their obligations to JPMorgan Chase.

CREDIT, MARKET AND LIQUIDITY RISK. JPMorgan Chase's revenues also are dependent upon the extent to which management can successfully achieve its business strategies within a disciplined risk environment. JPMorgan Chase's ability to grow its businesses is affected by pricing and competitive pressures, as well as by the costs associated with the introduction of new products and services and the expansion and development of new distribution channels. The ability of management to utilize the "Shareholder Value Added" methodology to identify appropriate investment opportunities and the ability to maintain expense discipline will be important factors in determining the extent to which the Firm achieves its financial targets. For a further discussion of the Shareholder Value Added methodology, see Management Performance Measurements on page 25. In addition, to the extent any of the variety of instruments and strategies JPMorgan Chase utilizes to hedge or otherwise manage its exposure to various types of market and credit risk are not effective, the Firm may not be able to mitigate effectively its risk exposures in particular market environments or against particular types of risk. JPMorgan Chase's balance sheet growth will be dependent upon the economic conditions described above, as well as upon discretionary decisions as to how properly to determine and assess cost of credit, concentration of risk and credit limits for portfolio diversification and whether to securitize, sell, purchase or syndicate particular loans or loan portfolios. JPMorgan Chase's trading revenues and interest rate risk are dependent upon its ability to identify properly changes in the value of financial instruments caused by changes in market prices or rates. The successful management of credit, market and operational risk is an important consideration in managing the Firm's liquidity risk, as evaluation by rating agencies of the management of these risks affects their determinations as to the Firm's credit ratings and, therefore, its cost of funds.

FACTORS AFFECTING ALLOWANCES FOR CREDIT LOSSES. JPMorgan Chase's allowances for credit losses are intended to cover probable credit losses inherent in the credit extension process for loans and lending-related commitments. Each of the components of the allowances for credit losses is based upon management's estimates of probable loss from various segments of the portfolio. Estimating losses is inherently uncertain. In addition, the estimation process assumes that past experience is a valid indicator for estimating prospective losses, which may not always be the case. For a further discussion of the Firm's allowance for credit losses, see page 53.

FOREIGN OPERATIONS

For geographic distributions of total revenue, total expense, income before income tax expense and net income, see Note 30 on page 94. For a discussion of foreign loans, see Note 9 on page 74 and the sections entitled "Commercial Loans" and "Cross-Border Exposure" in the MD&A on pages 49 through 51 and "Cross-Border Outstandings" on page 106.

ITEM 2: PROPERTIES

The headquarters of JPMorgan Chase is located in New York City at 270 Park Avenue, which is a 50-story bank and office building owned by JPMorgan Chase. This location contains approximately 1.3 million square feet of commercial office and retail space.

         JPMorgan Chase also owns and occupies a 47-story bank and office building at 60 Wall Street in New York City. This location has approximately 1.6 million square feet of commercial office and retail space. JPMorgan Chase purchased the lender's interest in the mortgage on this property in November 2000. The decision has been made to dispose of this location as part of the merger integration.

         JPMorgan Chase also owns and occupies a 60-story building at One Chase Manhattan Plaza in New York City. This location has approximately 2 million square feet of commercial office and retail space, of which approximately 800,000 square feet is leased to outside tenants.

         JPMorgan Chase also owns and occupies a two-building complex at 23 Wall Street/15 Broad Street in New York City with approximately 1 million square feet of commercial office and retail space. The City and State of New York and the New York Stock Exchange announced their intention to build a new Exchange on land currently occupied by these facilities and the sale of this property is expected to close during 2001. JPMorgan Chase does not anticipate any disruption to operations, or any material adverse impact on the Firm's financial condition, as a result of these actions by New York City and New York State.

         JPMorgan Chase also owns and occupies a 22-story building at 4 New York Plaza, New York City, with 900,000 square feet of commercial office and retail space.

         JPMorgan Chase built in 1992 and fully occupies a two-building complex known as Chase MetroTech Center in downtown Brooklyn, New York. This facility contains approximately 1.75 million square feet and houses, among other things, operations and product support functions.

         JPMorgan Chase and its subsidiaries also own and occupy administrative and operational facilities in Hicksville, New York; Tampa, Florida; Tempe, Arizona; Newark, Delaware; and in Houston, Arlington and El Paso, Texas.

         JPMorgan Chase occupies, in the aggregate, approximately 2.9 million square feet of space in the United Kingdom. The most significant components of leased space in London are 350,000 square feet at 125 London Wall, 325,000 square feet at Aldermanbury and 211,000 square feet at One Angel Court. JPMorgan Chase also owns and occupies a 715,000 square-foot office complex at 60 Victoria Embankment in London and a 300,000 square-foot operations center in Bournemouth. JPMorgan Chase's financing arrangement for 60 Victoria Embankment involved the sale of a partial interest in this complex to the lender.

         In addition, JPMorgan Chase and its subsidiaries occupy branch offices and other administrative and operational facilities throughout the U.S. and in foreign countries under various types of ownership and leasehold agreements.

         The majority of the properties occupied by JPMorgan Chase are used across all of JPMorgan Chase's business segments and for corporate purposes.

         As part of the Firm's merger integration efforts, JPMorgan Chase has begun, and will continue, to combine and consolidate redundant operations conducted by both predecessor firms. For a further discussion of the Firm's merger and restructuring costs, see page 42.

ITEM 3: LEGAL PROCEEDINGS

In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, Chase Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Chase Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Practices Act ("RICO") and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages.

         In August 1999, Sumitomo Corporation filed a separate action against J.P. Morgan & Co. Incorporated, Morgan Guaranty Trust Company of New York, and a former J.P. Morgan employee (collectively "Morgan") in the United States District Court for the Southern District of New York. The complaint in this action contains allegations, similar to the allegations in the complaint filed by Sumitomo against Chase Bank, that during the period from 1993 to 1996, Morgan assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Morgan knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under RICO and New York common law and alleges damages of $735 million (subject to trebling under RICO), plus punitive damages. The separate actions against Chase Bank and Morgan have been consolidated for discovery purposes.

         Chase Securities Inc. ("CSI") has been named as a defendant or third-party defendant in twelve actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

Part I

         The Securities and Exchange Commission is investigating the question of whether, in connection with the bond paying agency function within JPMorgan Chase's Institutional Trust Services group, there were violations of its transfer agency recordkeeping or reporting regulations and whether JPMorgan Chase's disclosure regarding these issues was adequate and timely. The conditions giving rise to the alleged violations have since been addressed, and JPMorgan Chase is in discussion with the staff of the SEC to resolve its investigation on a mutually acceptable basis.

         In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, JPMorgan Chase cannot state what the eventual outcome of pending matters will be. JPMorgan Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of JPMorgan Chase but may be material to JPMorgan Chase's operating results for any particular period, depending on the level of JPMorgan Chase's income for such period.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of J.P. Morgan Chase & Co., formerly known as The Chase Manhattan Corporation, was held on December 22, 2000. The Special Meeting was held to approve the merger agreement providing for the merger of J.P. Morgan & Co. Incorporated with and into The Chase Manhattan Corporation.

         A total of 941,374,514 shares, or 71.83% of the 1,310,573,015 shares entitled to vote at the Special Meeting, was represented at the meeting. The merger was approved with 925,458,050 shares (representing 70.61% of the outstanding common stock) voting for; 9,385,586 shares (representing 0.71% of the outstanding common stock) voting against; and 6,530,878 shares (representing 0.50% of the outstanding common stock) abstaining. The votes for the merger represented 98.99% of votes cast.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                 AGE                 POSITIONS AND OFFICES HELD WITH JPMORGAN CHASE
                            (AT DECEMBER 31, 2000)
DOUGLAS A. WARNER III                 54                 Chairman of the Board as of December 31, 2000. Prior to the merger, he was Chairman of the Board and Chief Executive Officer of J.P. Morgan.

WILLIAM B. HARRISON, JR.              57                 President and Chief Executive Officer as of December 31, 2000. Prior to
                                                         the merger, he was Chairman and Chief Executive Officer. He had been
                                                         President and Chief Executive Officer from June through December 1999, prior to which he had been Vice Chairman of the Board.

GEOFFREY T. BOISI                     53                 Co-head of the Investment Bank. Prior to joining JPMorgan Chase, he was
                                                         Chairman and Senior Partner of The Beacon Group, a merger and acquisition advisory and private investment firm that was acquired by
                                                         JPMorgan Chase in July 2000. Prior to the formation of The Beacon Group,
                                                         Mr. Boisi was a partner of Goldman, Sachs & Co.

DAVID A. COULTER                      53                 Head of Retail & Middle Market Financial Services. Prior to joining
                                                         JPMorgan Chase, he led the West Coast operations of The Beacon Group, prior to which he was Chairman and Chief Executive Officer of
                                                         BankAmerica Corporation and Bank of America NT & SA.

RAMON DE OLIVEIRA                     46                 Head of Investment Management & Private Banking. Prior to the merger, he was an executive of J.P. Morgan, serving as Chairman of Asset Management
                                                         Services since 1997.

DONALD H. LAYTON                      50                 Co-head of the Investment Bank. Prior to the merger, he was responsible for global markets, the international infrastructure and cash management and securities processing services.

MARC J. SHAPIRO                       53                 Head of Finance, Risk Management and Administration. Until 1997, he was
                                                         Chairman and Chief Executive Officer of Texas Commerce Bank, which now is part of The Chase Manhattan Bank.

JEFFREY C. WALKER                     45                 Head of JPMorgan Partners, JPMorgan Chase's global private equity group.

LESLEY DANIELS WEBSTER                48                 Head of Market Risk Management.

DINA DUBLON                           47                 Chief Financial Officer. Until 1998, she was Executive Vice President
                                                         and Corporate Treasurer.

JOHN J. FARRELL                       48                 Director of Human Resources.

PETER GLEYSTEEN                       49                 Chief Credit Officer. Prior to the merger, he was responsible for loan syndications and the corporate loan portfolio.

FREDERICK W. HILL                     50                 Director of Corporate Marketing and Communications. Until 1997, he had
                                                         been Senior Vice President, Communications and Community Relations, for
                                                         McDonnell Douglas Corporation.

WILLIAM H. MCDAVID                    54                 General Counsel.

Unless otherwise noted, during the five fiscal years ended December 31, 2000, all of JPMorgan Chase's above-named executive officers have continuously held senior-level positions with JPMorgan Chase or its predecessor institutions, J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation. There are no family relationships among the foregoing executive officers.

Parts II, III & IV

Part II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The outstanding shares of JPMorgan Chase's common stock are listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. An application has been filed to list JPMorgan Chase's common stock on the Tokyo Stock Exchange. For the quarterly high and low prices of JPMorgan Chase's common stock on the New York Stock Exchange for the last two years, see the section entitled "Supplementary Information - Selected Quarterly Financial Data (Unaudited)" on page 96. JPMorgan Chase declared quarterly cash dividends on its common stock in the amount of $0.32 per share for each quarter of 2000 and $0.27 per share for each quarter of 1999. At February 28, 2001, there were 122,402 holders of record of JPMorgan Chase's common stock. During the fourth quarter of 2000, shares of common stock of JPMorgan Chase were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as follows: active directors who elected to receive, rather than defer, an annual stock grant were issued 7,392 shares of common stock on December 1, 2000; and a retired director who had deferred receipt of common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors was issued 492 shares on October 2, 2000.

ITEM 6: SELECTED FINANCIAL DATA

For five-year selected financial data, see "Selected Financial Data (Unaudited)" on page 97.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the financial condition and results of operations, entitled "Management's Discussion and Analysis," appears on pages 23 through 60.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information related to market risk, see the "Market Risk Management" section on pages 54 through 57, Note 1 on page 66 and Note 25 on page 86.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, together with the notes thereto and the report of PricewaterhouseCoopers LLP dated January 16, 2001 thereon, appear on pages 61 through 95.

Supplementary financial data for each full quarter within the two years ended December 31, 2000 are included on page 96 in the table entitled "Supplementary Information - Selected Quarterly Financial Data (Unaudited)." Also included is a "Glossary of Terms" on page 98.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF JPMORGAN CHASE

See Item 13 below.

ITEM 11: EXECUTIVE COMPENSATION

See Item 13 below.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13 below.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to JPMorgan Chase's Executive Officers is included on page
11. Pursuant to Instruction G (3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (i), (k) and (l) of Regulation S-K) is incorporated by reference to JPMorgan Chase's definitive proxy statement for the annual meeting of stockholders, to be held May 15, 2001, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of JPMorgan Chase's 2000 fiscal year.

Part IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.       Financial Statements

         The consolidated financial statements, the notes thereto and the report thereon listed in Item 8 are set forth commencing on page 61.

2.       Financial Statement Schedules

         None.

3.       Exhibits

3.1      Restated Certificate of Incorporation of J.P. Morgan Chase & Co.

3.2      By-laws, amended as of June 20, 2000, of J.P. Morgan Chase & Co.

4.1 Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York, as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation, filed December 20, 2000, File No. 1-5805).

4.2 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.3(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by U.S. Bank Trust National Association, as Trustee.

4.3(b) Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.3(c) Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.4(a) Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by J.P. Morgan Chase & Co.) and Chemical Bank, as Trustee.

4.4(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(c) Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(d) Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.5(a) Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.5(b) First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(c) Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(d) Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(e) Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

Part IV

4.6(a) Indenture dated as of December 1, 1986, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.6(b) First Supplemental Indenture, dated as of May 12, 1992, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986.

4.6(c) Second Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986.

4.7(a) Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.7(b) First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993.

4.8(a) Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.8(b) Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.8(c) Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9(a) Junior Subordinated Indenture, dated as of November 1, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Debenture Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-15079) of J.P. Morgan & Co. Incorporated, File No. 1-5885).

4.9(b) Guarantee Agreement, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Guarantee Trustee, with respect to the Capital Securities of JPM Capital Trust I.

4.9(c) Amended and Restated Declaration of Trust, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, with respect to JPM Capital Trust I.

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

10.3 Deferred Compensation Program of The Chase Manhattan Corporation and Participating Companies, effective as of January 1, 1996.

10.4 Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.11 Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of The Chase Manhattan Corporation, File No. 1-5805).

10.12 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.13    Permanent Life Insurance Options Plan (incorporated by reference to
         Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.14 Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997.

10.15    1992 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10a to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.16 Director Stock Plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.17 Deferred Compensation Plan for Directors' Fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-5885).

10.18    1989 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10d to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.19    1987 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10e to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.20 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-5885).

10.21 Stock Option Award (incorporated by reference to Exhibit 10h to J.P. Morgan & Co. Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885).

10.22    1995 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10i to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-5885).

10.23    1995 Executive Officer Performance Plan (incorporated by reference to
         Exhibit 10j to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-5885).

10.24 1998 Performance Plan (incorporated by reference to Exhibit 10 to J.P. Morgan & Co. Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885).

10.25 Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

Part IV


10.26 Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

11.1     Computation of earnings per common share.

12.1     Computation of ratio of earnings to fixed charges.

12.2 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1     List of Subsidiaries of J.P. Morgan Chase & Co.

22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2 Annual Report on Form 11-K of the Deferred Profit Sharing Plan of the Morgan Guaranty Trust Company of New York and Affiliated Companies for United States Employees (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1     Consent of Independent Accountants.



         JPMorgan Chase hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders for the outstanding nonregistered long-term debt of JPMorgan Chase and its subsidiaries. These instruments have not been filed as exhibits hereto by reason that the total amount of each issue of such securities does not exceed 10% of the total assets of JPMorgan Chase and its subsidiaries on a consolidated basis. In addition, JPMorgan Chase hereby agrees to file with the Commission, upon request, the Guarantees and the Amended and Restated Trust Agreements for each Delaware business trust subsidiary that has issued Capital Securities. The provisions of such agreements differ from the documents constituting Exhibits 4.8(b) and (c) and 4.9(b) and (c) to this report only with respect to the pricing terms of each series of Capital Securities; these pricing terms are disclosed in Note 13 on page 78.

B)       REPORTS ON FORM 8-K

         - A Current Report on Form 8-K was filed on October 19, 2000 setting forth The Chase Manhattan Corporation's financial results for the third quarter of 2000.

         - A Current Report on Form 8-K was filed on November 1, 2000 reporting comments made regarding Chase Capital Partners, the private equity investment business of The Chase Manhattan Corporation, at an investor presentation.

         - A Current Report on Form 8-K was filed on November 28, 2000 setting forth financial information of J.P. Morgan & Co. Incorporated as of December 31, 1999, and pro forma combined financial information for the combined entity of J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation giving effect to the merger.

         - A Current Report on Form 8-K was filed on November 29, 2000 announcing that Chase Capital Partners ("CCP"), the private equity investment business of The Chase Manhattan Corporation, intends to offer to persons unaffiliated with Chase limited partnership interests in a new private equity fund that will co-invest alongside CCP in a substantial portion (but not necessarily all) of the direct private equity and equity-related investments that are made by CCP.

         - A Current Report on Form 8-K was filed on December 1, 2000 announcing the Board of Directors of J.P. Morgan Chase & Co., effective upon the consummation of the merger between The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated.

         - A Current Report on Form 8-K was filed on December 14, 2000 setting forth a joint press release from The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated that provided guidance on lower fourth quarter earnings for both companies and an update on the progress of their merger integration efforts.

         - A Current Report on Form 8-K was filed on December 26, 2000 announcing the results of the respective shareholders' meeting approving the merger of J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation, that all regulatory approvals necessary to consummate the merger had been received, and that the merger was expected to close on December 31, 2000.

         - A Current Report on Form 8-K was filed on January 4, 2001 announcing the merger of J.P. Morgan & Co. Incorporated and The Chase Manhattan Corporation effective December 31, 2000.

                              Pages 17-21 Not Used

FINANCIAL TABLE OF CONTENTS


ON DECEMBER 31, 2000, J.P. MORGAN & CO. INCORPORATED ("J.P. MORGAN") MERGED WITH AND INTO THE CHASE MANHATTAN CORPORATION ("CHASE"). UPON CONSUMMATION OF THE MERGER, CHASE CHANGED ITS NAME TO J.P. MORGAN CHASE & CO. ("JPMORGAN CHASE, "THE FIRM" OR "JPMC"). THE MERGER WAS ACCOUNTED FOR AS A POOLING OF INTERESTS AND, ACCORDINGLY, THE INFORMATION INCLUDED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A"), FINANCIAL STATEMENTS AND CONSOLIDATED NOTES OF JPMORGAN CHASE REFLECTS THE COMBINED RESULTS OF CHASE AND J.P. MORGAN AS IF THE MERGER HAD BEEN IN EFFECT FOR ALL PERIODS PRESENTED. IN ADDITION, CERTAIN AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT PRESENTATION.

This section of the Annual Report provides management's discussion and analysis of the financial condition and results of operations for JPMorgan Chase. See Glossary of Terms on page 98 for a definition of terms used throughout this Annual Report.

CERTAIN FORWARD-LOOKING STATEMENTS

The MD&A contains certain forward-looking statements. Those forward-looking statements are subject to risks and uncertainties, and JPMorgan Chase's actual results may differ from those set forth in the forward-looking statements. See JPMorgan Chase's reports filed with the Securities and Exchange Commission for a discussion of factors that could cause JPMorgan Chase's actual results to differ materially from those described in the forward-looking statements.


MANAGEMENT'S DISCUSSION AND ANALYSIS:

23    Overview

25    Management Performance Measurements

26    Lines of Business Results

37    Results of Operations

43    Risk Management

44    Capital Management

46    Credit Risk Management

54    Market Risk Management

58    Operational Risk Management

59    Liquidity Risk Management

60    Accounting and Reporting Developments

60    Comparison between 1999 and 1998


AUDITED FINANCIAL STATEMENTS:

61    Management's Report on Responsibility for Financial Reporting

61    Report of Independent Accountants

62    Consolidated Financial Statements

66    Notes to Consolidated Financial Statements


SUPPLEMENTARY INFORMATION:

96    Selected Quarterly Financial Data

97    Selected Financial Data

98    Glossary of Terms


JPMORGAN CHASE Annual Report 2000  22

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS


OVERVIEW

ON DECEMBER 31, 2000, THE CHASE MANHATTAN CORPORATION AND J.P. MORGAN & CO. INCORPORATED MERGED TO CREATE A PREMIER GLOBAL FINANCIAL SERVICES FIRM, J.P. MORGAN CHASE & CO.

OPERATING PERFORMANCE OF JPMORGAN CHASE

Year Ended December 31,                                                                Over/(Under)
(in millions, except per share and ratio data)          2000                 1999              1999
---------------------------------------------------------------------------------------------------
OPERATING BASIS(a)
Revenue                                           $   32,793           $   31,695              3%
Earnings                                               5,927                7,433            (20)
Diluted Earnings per Share ("EPS")                      2.96                 3.65            (19)
Return on Average Common Equity ("ROCE")                16.1%                22.2%          (610)bp
---------------------------------------------------------------------------------------------------
CASH OPERATING BASIS(b)
Earnings                                          $    6,455           $    7,762            (17)%
Diluted Cash EPS                                        3.23                 3.82            (15)
ROCE                                                    17.6%                23.2%          (560)bp
---------------------------------------------------------------------------------------------------
REPORTED BASIS
Net Income                                        $    5,727           $    7,501            (24)%
Diluted Net Income per Share                            2.86                 3.69            (22)
ROCE                                                    15.6%                22.5%          (690)bp
Tier 1 Capital Ratio                                     8.5                  8.5             --
---------------------------------------------------------------------------------------------------

(a) Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, and special items.
(b) Cash operating basis excludes the impact of the amortization of goodwill and certain other intangibles. For a further discussion of Management Performance Measurements, see page 25.
bp- Denotes basis points; 100 bp equals 1%.

Total operating revenue of $32.8 billion for JPMorgan Chase was 3% higher than in 1999 despite a difficult market environment in the second half of 2000.

Operating results of JPMorgan Chase in 2000 were adversely affected by mark-to-market declines in the values of investments held by JPMorgan Partners ("JPMP").

Operating earnings in 2000 were $5.93 billion, compared with $7.43 billion in 1999, and diluted operating EPS declined to $2.96 in 2000 from $3.65 in 1999.

On a reported basis, which includes merger and restructuring costs and special items, net income in 2000 was $5.73 billion, compared with $7.50 billion in 1999, and diluted net income per share was $2.86 for 2000, compared with $3.69 for 1999.

With total assets of $715 billion and stockholders' equity of $42 billion, the Firm's financial position is strong, as reflected in a Tier 1 Capital ratio of 8.5% and double A credit ratings. Moreover, operating results are broadly diversified by business and region.

--------------------------------------------------------------------------------
OPERATING PERFORMANCE OF JPMORGAN CHASE EXCLUDING JPMP(a)

Year Ended December 31,                                                                  Over/(Under)
(in millions, except per share and ratio data)             2000                 1999             1999
-----------------------------------------------------------------------------------------------------
Operating Revenue                                     $  32,000            $  28,610           12%
Cash Operating Earnings                                   6,180                5,985            3
Diluted Cash EPS                                           3.10                 2.94            5
Cash ROCE                                                  21.6%                21.8%          (20)bp
-----------------------------------------------------------------------------------------------------

(a) JPMP represents JPMorgan Partners, the Firm's private equity business.

Management tracks the operating performance of JPMorgan Chase both including and excluding JPMorgan Partners' results. Over the past few years, volatile stock markets have yielded significant fluctuations in the market values of securities held by JPMorgan Partners. As a result, JPMorgan Partners' reported gains may include significant unrealized valuation adjustments for any given period, which can, in turn, significantly affect, both favorably and unfavorably, JPMorgan Chase's operating results.

Operating revenues, excluding JPMorgan Partners, were $32 billion, or 12% higher than in 1999, reflecting growth in investment banking fees, trading revenues, and fees and commissions. These increases were helped by the acquisitions of Robert Fleming Holdings Limited ("Flemings") and Hambrecht & Quist ("H&Q"). However, operating results were adversely affected by expense growth, particularly in investment banking.


CASH EPS
Diluted Cash Operating EPS Excluding JPMP


                                   [BAR GRAPH]

                                   CAGR = 10%
                1996                                        $2.13
                1997                                         2.25
                1998                                         2.24
                1999                                         2.94
                2000                                         3.10

Management also monitors its operating results on a cash basis, which excludes the impact of the amortization of goodwill and certain other intangibles. Cash operating earnings, excluding JPMorgan Partners, in 2000 were $6.18 billion, up slightly from 1999 despite a difficult capital markets environment in the second half of 2000. Diluted cash EPS increased 5% from 1999.


                                           23  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


STRATEGIC INITIATIVES

The Firm is the product of successful, multi-year initiatives at both heritage organizations to build a leadership position in global banking. Leading up to the merger, initiatives during 2000 included:

> Chase's integration of H&Q and creation of a leading new economy investment banking franchise

> Chase's acquisition of Flemings, providing investment banking and asset management capabilities in Europe and Asia

> Chase's acquisition of The Beacon Group, LLC ("Beacon"), strengthening the domestic mergers and acquisitions ("M&A") practice

> J.P. Morgan's drive to expand client-driven revenue growth and diversify earnings through key leadership positions in derivatives, equities, M&A, asset management and private banking

Together, these initiatives and the merger created a leading wholesale financial services firm, complemented by a strong and profitable U.S. consumer business.

KEY RESULTS BY SEGMENT

Cash operating earnings of $3.5 billion make the Investment Bank one of the most profitable investment banking franchises in the world, even after taking into account the high expense growth in 2000 to support strategic investments made during the year and a challenging market environment. The financial results reflect relationships with thousands of clients globally and leading market positions in virtually every major capital market and advisory segment.

INVESTMENT MANAGEMENT & PRIVATE BANKING is one of the largest global institutional and private client investment management and private banking businesses. Cash operating earnings grew from $325 million in 1999 to $586 million in 2000, assisted by the acquisitions of Flemings and H&Q. Assets under management for these businesses stood at $638 billion at December 31, 2000, excluding the pro rata share of American Century Companies, Inc. ("American Century"), a 45%-owned mutual fund company.

TREASURY & SECURITIES SERVICES continued to benefit from increased market volumes and margin improvement initiatives, posting $693 million in cash operating earnings, an increase of 25% over 1999.

JPMORGAN PARTNERS record realized cash gains of $2.04 billion were offset by a significant decline in the unrealized value of the publicly quoted portion of the securities portfolio, primarily NASDAQ-listed investments in the telecommunications and technology sectors. Despite the decline, the public equity portfolio maintained, at December 31, 2000, a quoted market value of 2.7 times its original cost. Public securities account for 16% of the $12 billion investment portfolio of JPMorgan Partners as of year-end.

RETAIL & MIDDLE MARKET FINANCIAL SERVICES cash operating earnings rose 3%, with solid returns across each of its five businesses. Improved credit quality and disciplined expense management drove results.

CAPITAL AND RISK MANAGEMENT

The Firm carries forward the commitment to disciplined risk and capital management that was the hallmark of both predecessor firms. Shareholder Value Added ("SVA") remains a critical performance metric for each line of business.

Chase's position as the No. 1 arranger of syndicated loans and J.P. Morgan's leadership in credit derivatives and structured finance help make the Firm a leader in credit risk management. The Firm's commercial lending and counterparty credit exposures as of December 31, 2000 were approximately 67% investment grade and were well-diversified by industry and geography. Nonperforming assets of $1.9 billion increased slightly, and net charge-offs of $2.47 billion for the managed loan portfolio declined by 10% from 1999 levels. JPMorgan Chase's market risk discipline combines elements from both predecessor firms, drawing on Value-at-Risk ("VAR") and stress testing.

PERFORMANCE OUTLOOK

JPMorgan Chase is committed to capturing the value of the merger through close management of the integration process and focus on performance goals.

The integration is progressing rapidly and well. The senior management team was appointed when the merger was announced, and, as of December 31, 2000, more than 1,700 positions had been selected. Client response to the integrated capabilities of the Firm has been very favorable. By January 2001, all major systems selections had been made, and major systems conversions are expected to be completed by year-end 2001.

JPMorgan Chase currently expects to realize $3 billion in pre-tax merger synergies: $2 billion in reduced annual expenses resulting from the elimination of overlapping or duplicated functions and $1 billion in incremental revenues net of related expenses expected from the combination of the predecessor firms' client and product capabilities. Approximately one-third of these synergies are expected to be realized in 2001 and the remainder by the end of 2002, with the full effect in the run-rate in 2003.

With its global wholesale capabilities now in place, the Firm expects expense growth to slow significantly. Cash operating expenses for JPMorgan Chase in 2001 are targeted to be the same as pro forma 2000 expenses (which assumes that the purchase of Flemings occurred at the beginning of 2000). The Firm has defined the following long-term performance goals:

>   Cash return on average common equity of 20% to 25%

>   Annual cash earnings per share growth rate of 15%

>   Annual growth in operating revenue of 10% to 12%


JPMORGAN CHASE Annual Report 2000  24

MANAGEMENT PERFORMANCE MEASUREMENTS


OPERATING BASIS

Operating results exclude the impact of merger and restructuring costs, credit card securitizations, and nonrecurring gains and losses (special items). Special items are viewed by management as transactions that are not part of the Firm's normal daily business operations or are unusual in nature, thereby hindering management's analysis of trends. For example, special items include gains or losses on sales of significant nonstrategic assets. In 2000, management generally defined nonrecurring revenues or expenses in excess of $50 million as special items.

Periodically, JPMorgan Chase securitizes a portion of its credit card portfolio by selling a pool of credit card receivables to a trust, which issues securities to investors. When credit card receivables are securitized, the Firm ceases to accrue interest and credit costs on the receivables and, instead, receives net fee revenue for continuing to service those receivables. As a result, securitization does not affect the Firm's reported and operating net income; however, it does affect the classification of items in the Consolidated Statement of Income. The impact of securitizations is excluded from operating revenues and credit costs.

CASH OPERATING EARNINGS

Cash operating earnings are defined as operating earnings excluding the impact of amortization of goodwill and certain other intangibles ("amortization of intangibles"). Cash operating earnings provide management with a better indicator of each business' return on cash equity invested.

SHAREHOLDER VALUE ADDED

SVA is JPMorgan Chase's primary performance measure of its businesses. SVA measures the return generated by each business unit above a capital charge of 13%, which was Chase's proxy for the after-tax return required by its shareholders for the use of their capital. For example, if new capital can be employed over time at a return in excess of 13% or if activities or assets that do not return 13% on capital can be eliminated, SVA will increase. SVA measures the dollar benefit (or cost) of employing capital in the business units versus returning capital to shareholders. Each business unit is measured by its contribution to long-term growth in SVA. At J.P. Morgan, the charge for capital varied by business but averaged 10.5%. Management is reassessing the capital allocation and cost of capital for 2001.


STEP-BY-STEP COMPUTATION OF SVA

The following illustrates how JPMorgan Chase computes its SVA.

Year Ended December 31,
(in millions)                                                              2000
--------------------------------------------------------------------------------
Operating Earnings                                                     $  5,927
Add Back: Amortization of Intangibles                                       528
--------------------------------------------------------------------------------
Cash Operating Earnings                                                   6,455
Less: Preferred Dividends                                                    96
--------------------------------------------------------------------------------
Adjusted Cash Operating Earnings                                          6,359
Average Common Equity                                  $ 36,176
Charge for Capital(a)                                      X 13%
--------------------------------------------------------------------------------
Less: Cost of Capital                                                    (4,703)
--------------------------------------------------------------------------------
SVA                                                                    $  1,656
--------------------------------------------------------------------------------

(a) The cost of capital used for JPMC was 13%.


The following table provides a reconciliation between JPMorgan Chase's reported and operating results.

                                                         2000                                           1999
Year Ended December 31,
(in millions, except                 Reported     Credit     Special     Operating  Reported     Credit     Special     Operating
per share data)                       Results(a)    Card(b)    Items(c)      Basis   Results(a)    Card(b)    Items(c)      Basis
---------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT
Revenue                              $32,934       $ 990     $(1,131)      $32,793   $30,930      $ 993     $  (228)      $31,695
Cash Expense                          20,865          --          --        20,865    17,643         --        (100)       17,543
Amortization of Intangibles              528          --          --           528       329         --          --           329
---------------------------------------------------------------------------------------------------------------------------------
Operating Margin                      11,541         990      (1,131)       11,400    12,958        993        (128)       13,823
Credit Costs                           1,377         990          --         2,367     1,446        993          --         2,439
---------------------------------------------------------------------------------------------------------------------------------
Income before Restructuring Costs     10,164          --      (1,131)        9,033    11,512         --        (128)       11,384
Merger and Restructuring Costs         1,431          --      (1,431)           --        23         --         (23)           --
----------------------------------------------------------------------------------------------------------------------------------
Income before Income Tax Expense       8,733          --         300         9,033    11,489         --        (105)       11,384
Tax Expense                            3,006          --         100         3,106     3,988         --         (37)        3,951
----------------------------------------------------------------------------------------------------------------------------------
Net Income                           $ 5,727       $  --     $   200       $ 5,927   $ 7,501      $  --     $   (68)      $ 7,433
Add Back:
Amortization of Intangibles              528          --          --           528       329         --          --           329
----------------------------------------------------------------------------------------------------------------------------------
Cash Earnings                        $ 6,255       $  --     $   200       $ 6,455   $ 7,830      $  --     $   (68)      $ 7,762
----------------------------------------------------------------------------------------------------------------------------------
Net Income per Share:
 Basic                               $  2.99                               $  3.09   $  3.87                              $  3.83
 Diluted                                2.86                                  2.96      3.69                                 3.65
----------------------------------------------------------------------------------------------------------------------------------
Cash Earnings per Share:
 Basic                               $  3.27                               $  3.38   $  4.04                              $  4.00
 Diluted                                3.13                                  3.23      3.85                                 3.82
----------------------------------------------------------------------------------------------------------------------------------

(a) Represents condensed results as reported in JPMorgan Chase's financial statements. Cash expense represents total noninterest expense less amortization of intangibles and merger and restructuring costs.
(b) This column excludes the impact of credit card securitizations. For securitized receivables, amounts that previously would have been reported as net interest income and as provision for loan losses instead are reported as components of noninterest revenue.
(c) Includes merger and restructuring costs and special items. For a description of special items, see Glossary of Terms on page 98.


                                           25  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


LINES OF BUSINESS RESULTS

THE WHOLESALE BUSINESSES WILL BE KNOWN GLOBALLY AS JPMORGAN AND WILL ENCOMPASS THE INVESTMENT BANK, INVESTMENT MANAGEMENT & PRIVATE BANKING, TREASURY & SECURITIES SERVICES AND JPMORGAN PARTNERS. THE RETAIL BUSINESSES OF JPMORGAN CHASE WILL BE KNOWN AS CHASE, CONSISTING OF RETAIL & MIDDLE MARKET FINANCIAL SERVICES.

                                  [FLOWCHART]

                                                         JPMorgan Chase
---------------------------------------------------------------------------------------------------------------------------------
JPMorgan is the brand name.                                                                         Chase is the brand name.
-----------------------------------------------------------------------------------------------     -----------------------------
                                 Investment              Treasury &                                           Retail &
     Investment                  Management              Securities               JPMorgan                 Middle Market
        Bank                  & Private Banking           Services                Partners              Financial Services
---------------------------------------------------------------------------------------------------------------------------------
Product Type:                 Businesses:            Businesses:              > Private Equity      Businesses:
> Strategic Advisory          > Investment           > Treasury Services        Investments         > Cardmember Services
> Equity & Bond                 Management           > Investor Services                            > Regional Banking Group
  Underwriting                > Private Banking      > Institutional Trust                          > Home Finance
> Loan Syndications                                    Services                                     > Diversified Consumer
> Corporate Lending                                                                                   Services
> Proprietary Investing                                                                             > Middle Markets*
> Treasury
> Market Making

*JPMorgan is the brand name for Middle Markets.

The table below provides summary financial information on a cash operating basis for the five major business segments. The discussion that follows the table focuses on business unit profile and performance within each of these business segments. See Note 29 for further information about JPMorgan Chase's five business segments.

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS

                                           INVESTMENT              INVESTMENT MANAGEMENT              TREASURY &
                                              BANK                   & PRIVATE BANKING           SECURITIES SERVICES
Year Ended December 31,                         Over/(Under)                 Over/(Under)                Over/(Under)
(in millions, except ratios)           2000            1999         2000            1999          2000          1999
----------------------------------------------------------------------------------------------------------------------
Operating Revenue                  $ 15,748              16%     $ 3,298              35%     $  3,554            12%
Cash Expense                         10,012              29        2,431              26         2,476             7
Cash Operating Earnings               3,528              --          586              80           693            25
Average Common Equity                17,089              (1)       3,168             121         2,729            (6)
Average Managed Assets              474,477               4       30,643              46        16,054            (3)
Shareholder Value Added               1,380              (2)         177               7           335           102
Cash ROCE                              20.4%             30bp       18.2%           (420)bp       25.2%          660bp
Cash Overhead Ratio                      64             700           74            (500)           70          (300)
----------------------------------------------------------------------------------------------------------------------

(a) Column includes support units and the effects remaining at the corporate level after the implementation of management accounting policies.
NM- Not meaningful.
bp- Denotes basis points; 100 bp equals 1%.


JPMORGAN CHASE Annual Report 2000  26

The Firm's business lines were realigned to reflect the manner in which financial information is evaluated by management. For instance, the Investment Bank now includes the capital markets, trading and corporate finance units of the Firm. JPMorgan Chase's lines of business are segmented based on the products and services provided or the type of customer serviced.

The current presentation of lines of business results is based on capital allocation methodologies that existed at each predecessor institution. For purposes of this presentation, the cost of capital applied is 13% for consolidated JPMorgan Chase. An integrated economic capital methodology, including determination of the amount and cost of capital, is being developed and will be implemented in 2001. Restatements will occur in future periods to reflect further alignment of management accounting policies.

Both heritage organizations allocated equity based primarily on three risk factors. The methodologies quantified credit, market and operational risks within each business unit and assigned capital accordingly. The underlying approaches to credit, market and operational risk measurement are further described on page 43.

Capital charges also were assessed against business units for certain non-risk factors. Businesses were assessed capital equal to 100% of any goodwill or certain other intangibles generated through acquisitions in order to create accountability for the use of that capital. Additionally, Chase charged a "leverage capital tax" against managed assets and some off-balance sheet instruments, whereas J.P. Morgan assessed a charge to businesses based on balance sheet usage. For both heritage firms, these assessments recognized that certain minimum regulatory capital ratios must be maintained.

Taken together, the capital elements and resultant capital charges to business units provide the businesses with the financial framework to evaluate the trade-off between the use of capital by the business versus its return to the shareholders. The capital charges are an integral part of the SVA measurement for each line of business.

--------------------------------------------------------------------------------
DIVERSIFICATION OF BUSINESSES

2000 OPERATING REVENUES


                      [2000 OPERATING REVENUES PIE CHART]


             Investment Bank                                 47%
             Retail & Middle Market Financial Services       30%
             Investment Management & Private Banking         10%
             Treasury & Securities Services                  11%
             JPMorgan Partners                                2%


2000 CASH OPERATING EARNINGS


                    [2000 CASH OPERATING EARNINGS PIE CHART]


             Investment Bank                                 52%
             Retail & Middle Market Financial Services       25%
             Investment Management & Private Banking          9%
             Treasury & Securities Services                  10%
             JPMorgan Partners                                4%


LINES OF BUSINESS RESULTS (CONTINUED)

 RETAIL & MIDDLE MARKET          OPERATING RESULTS                                       OPERATING RESULTS
  FINANCIAL SERVICES             EXCLUDING JPMP(a)           JPMORGAN PARTNERS             INCLUDING JPMP
            Over/(Under)                   Over/(Under)               Over/(Under)                  Over/(Under)
   2000        1999               2000         1999            2000      1999              2000        1999
----------------------------------------------------------------------------------------------------------------
 $ 10,047       1%             $ 32,000         12%         $   793      (74)%          $ 32,793          3%
    5,226       4                20,476         19              389       24              20,865         19
    1,728       3                 6,180          3              269      (85)              6,455        (17)
    8,074       4                28,295          5            7,881       33              36,176         10
  146,487      12               682,100          7           13,480       38             695,580          7
      661       2                 2,342          3             (686)      NM               1,656        (51)
     21.2%    (10)bp               21.6%       (20)bp           3.2%  (2,650)bp             17.6%      (560)bp
       52     100                    64        400               49    3,900                  64        900
----------------------------------------------------------------------------------------------------------------



                                           27  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


INVESTMENT BANK


> STRATEGIC ADVISORY

> EQUITY & BOND UNDERWRITING

> LOAN SYNDICATIONS

> CORPORATE LENDING

> PROPRIETARY INVESTING

> TREASURY

> MARKET MAKING
 (DERIVATIVES, FOREIGN EXCHANGE AND SECURITIES)

THE INVESTMENT BANK IS A GLOBAL LEADER IN PROVIDING CAPITAL MARKETS AND STRATEGIC ADVISORY SERVICES AND PRODUCTS. WITH CASH OPERATING EARNINGS OF $3.5 BILLION, IT IS ONE OF THE MOST PROFITABLE INVESTMENT BANKING FRANCHISES IN THE WORLD. ITS MISSION IS TO BE THE PREEMINENT INVESTMENT BANK WORLDWIDE.


BUSINESS PROFILE

JPMorgan is a leading investment bank that meets the critical financial needs of corporations, financial institutions, governments and institutional investors around the world. The Firm advises on corporate strategy and structure, raises capital, makes markets in financial instruments and offers sophisticated risk management services. This powerful franchise was created through combining the investment banking expertise and specialization of five financial institutions - J.P. Morgan, Chase, H&Q, Flemings and Beacon.

At the center of the investment banking business is its corporate and institutional client relationships. Client coverage and sales and trading professionals coordinate marketing, origination and distribution activities for the Firm's full range of products and services. The Investment Bank's activities are conducted along three axes: clients, products and regions. The Firm matches client coverage in each region with global product and industry execution capabilities.

2000 HIGHLIGHTS

> ACQUISITIONS OF FLEMINGS AND BEACON

> OPERATING REVENUES INCREASED 16% FROM 1999

> INVESTMENT BANKING FEES ROSE 23% FROM 1999

> CASH RETURN ON COMMON EQUITY OF 20.4%

In partnership with clients, advisory professionals analyze and implement strategic alternatives, including mergers, acquisitions, privatizations and changes in clients' capital structures to help clients meet their strategic goals. The Investment Bank's advisory services in 2000 ranked fourth in completed worldwide M&A transactions.

The Investment Bank's capital markets activities are composed of underwriting, market making, risk management, sales and research across equity, debt, interest rate, foreign exchange and commodity markets. From the Firm's leading positions in major financial markets, it is able to help issuer clients execute their strategies by raising debt and equity capital in both public and private markets and by assisting clients in managing their exposures.

The Investment Bank is a leading underwriter of both debt and equity securities. In 2000, the Firm ranked as one of the top five underwriters of aggregate global debt, equity and equity-related issues, with a combined 9% market share, and was one of only two firms in the top five to increase market share. In U.S. syndicated loans, the Investment Bank continued to be the market leader, with a commanding market share of 34%.

As a market maker, the Investment Bank acts as both principal and agent to facilitate clients' transactions in exchange-listed and over-the-counter securities, derivatives and foreign exchange contracts. JPMorgan Chase holds global leadership positions


LEAGUE TABLE RANKINGS

> NO. 1 IN U.S. SYNDICATED LOANS WITH 34% MARKET SHARE
  (Thomson Financial Securities Data)

> NO. 2 IN U.S. INVESTMENT GRADE BOND UNDERWRITING
  (Thomson Financial Securities Data)

> NO. 2 IN FOREIGN EXCHANGE MARKET SHARE
  (Euromoney, May 2000)

> NO. 4 IN WORLDWIDE M&A ADVISORY; COMPLETED TRANSACTIONS
  (Thomson Financial Securities Data)

> NO. 5 IN HIGH-YIELD BOND UNDERWRITING
  (Thomson Financial Securities Data)

> NO. 6 IN U.S. EQUITY OFFERINGS
  (Thomson Financial Securities Data)

> INTEREST RATE DERIVATIVE HOUSE OF THE YEAR
  (IFR, Review of the Year)

> BEST OVERALL DERIVATIVE DEALER
  (Derivative Strategy, January 2001)


JPMORGAN CHASE Annual REPORT 2000  28

DIVERSIFICATION OF REVENUES BY AXIS

OPERATING REVENUE BY CATEGORY(a)


                   [OPERATING REVENUE BY CATEGORY PIE CHART]


                   Investment Banking Fees               27%
                   Net Interest Income                   16%
                   Fees and Commissions                  10%
                   Other Revenue                          5%
                   Trading-Related Revenue               42%

(a) The Investment Bank products are recorded in the above revenue categories.



OPERATING REVENUE BY INDUSTRY(a)


                   [OPERATING REVENUE BY INDUSTRY PIE CHART]


                   Energy                                 8%
                   Technology                            10%
                   Financial Institutions                23%
                   Media & Telecommunications            18%
                   Other(b)                              36%
                   Governments                            5%


(a) Reflects client revenue by industry.
(b) Includes all other industries that are less than 5% of total revenue.

OPERATING REVENUE BY REGION


                    [OPERATING REVENUE BY REGION PIE CHART]


                    Europe, Middle East & Africa        32%
                    North America                       53%
                    Asia & Pacific                      11%
                    Latin America                        4%

across these markets. For example, the Firm maintained an estimated 25% market share of outstanding notional amounts of interest rate derivatives; ranked second in foreign exchange contracts; and had leading market share positions in credit and equity derivatives. In futures and options brokerage, the Investment Bank continues to hold strong market share positions on the world's major exchanges.

The Investment Bank is committed to meeting the critical financial needs of issuer and investor clients.

INVESTMENT BANK

SELECTED FINANCIAL DATA

Year Ended December 31,                             Over/(Under)
(in millions, except ratios)           2000                 1999
-----------------------------------------------------------------------------
Trading-Related Revenue            $  6,672                   3%
Investment Banking Fees               4,288                  23
Net Interest Income                   2,457                  (1)
Fees and Commissions                  1,547                  39
All Other Revenue                       784                  NM
                                   --------
Operating Revenue                    15,748                  16

Compensation Expense                  6,544                  32
Noncompensation Expense               3,468                  24
                                   --------
Cash Expense                         10,012                  29
Cash Operating Earnings            $  3,528                  -- %
                                   ========
Average Common Equity              $ 17,089                  (1)%
Average Assets                      474,477                   4
Shareholder Value Added               1,380                  (2)
Cash ROCE                              20.4%                 30bp
Cash Overhead Ratio                      64                 700
-----------------------------------------------------------------------------

NM-  Not meaningful.
bp-  Denotes basis points; 100 bp equals 1%.

FINANCIAL HIGHLIGHTS

The Investment Bank had operating revenues of $15.7 billion in 2000, an increase of 16% from 1999. On a pro forma basis, including the acquisitions of Flemings and H&Q for both full-years 2000 and 1999 ("pro forma for Flemings and H&Q"), revenues were up 10%.

Investment banking fees rose 23% to a record $4.29 billion, driven by gains in both advisory and underwriting revenues and the inclusion of results from Flemings and H&Q. The strong momentum from advisory activities continued throughout 2000, although market activity slowed toward the end of the year. Advisory fees increased 49% from 1999 to $1.5 billion led by strong results within the technology and media & telecommunications sectors. Underwriting revenues grew 13% in 2000 to $2.8 billion. Equity underwriting revenues soared nearly 180% in 2000, primarily resulting from the H&Q acquisition, which further advanced the equity underwriting franchise into the fast-growing healthcare and technology-related industries. Pro forma for Flemings and H&Q, equity underwriting revenues increased 30%. Fees from debt underwriting decreased 12% from the prior year to $2.0 billion, reflecting difficult market conditions for the high-yield market during the second half of 2000.

Trading revenues (including related net interest income) rose 3% to $6.67 billion reflecting gains across most products. Equity trading revenues increased 48%, driven by gains in equity derivatives and the inclusion of Flemings and H&Q.

Fees and commissions revenue increased 39% to $1.5 billion, driven by higher equity brokerage commissions from higher market volumes as well as greater market share due, in part, to acquisitions.

Cash operating expenses for the Investment Bank rose for the year. The increases in expenses were primarily due to the buildup of the investment banking platform and the inclusion of Flemings and H&Q in the current period. Also contributing to higher expenses were increased incentive costs, driven by revenue growth and acquisition-related compensation commitments to retain key executives. Pro forma for Flemings and H&Q, cash operating expense increased 18%.

Cash operating earnings of $3.53 billion for the full-year 2000 were flat, when compared with 1999.

The Investment Bank has targeted a cash overhead ratio of 60% by year-end 2001, assuming financial markets activity in 2001 at levels only moderately higher than in 2000. The Investment Bank intends to reduce its expenses in 2001 from pro forma 2000 expenses (assumes the purchase of Flemings at the beginning of 2000), primarily as a result of reductions in headcount and incentive compensation.


                                           29  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


INVESTMENT MANAGEMENT & PRIVATE BANKING

> INVESTMENT MANAGEMENT

> PRIVATE BANKING

THE INVESTMENT MANAGEMENT & PRIVATE BANKING BUSINESSES ARE LEADERS IN THE INDUSTRY WITH $638 BILLION IN GLOBAL ASSETS UNDER MANAGEMENT, NEARLY 9,000 PROFESSIONALS WORLDWIDE, AND A LOCAL PRESENCE IN MORE THAN 20 CITIES IN THE U.S. AND IN 36 COUNTRIES.

BUSINESS PROFILE

INVESTMENT MANAGEMENT

For more than 150 years, JPMorgan Fleming Asset Management (the worldwide name for Investment Management) has provided investment services to clients and, importantly, expanded its capabilities to include a full range of asset classes. Clients have access to a mix of products and services, from traditional cash management and equity and fixed income investments to alternative asset classes such as private equity and real estate. Investment management and research are performed on a global scale. The acquisition of Flemings has expanded market reach in Asia and Europe and added further investment capability in international equities. Client channels are balanced across public and private institutions and retail and high net worth investors, largely through financial intermediaries. Global scale, a broad array of asset class capabilities, commitment to client service and strong focus on investment performance position JPMorgan Fleming Asset Management among the industry leaders.

PRIVATE BANKING

This is the largest private bank in the U.S. and the second largest worldwide, with more than $320 billion in client assets. The strategy focuses on customized and integrated delivery of solutions covering the spectrum of client needs, from banking and planning to structuring and investments. Multidisciplinary teams of specialists are mobilized to help clients meet their objectives. The Private Bank has depth and quality of offerings, which include core proprietary and third-party solutions.

FINANCIAL HIGHLIGHTS

Investment Management & Private Banking had operating revenues of $3.30 billion, compared with $2.44 billion in 1999, primarily due to the acquisitions of Flemings and H&Q. Pro forma for Flemings and H&Q, Private Banking revenues rose 20%, led by strong commission revenues and structuring fees in the first half of the year. Investment Management revenues on a pro forma basis increased 14% from 1999. For the year, cash pre-tax margin improved to 26% from 21% in 1999. Pre-tax margin represents the percentage of cash operating income before taxes to total operating revenue.

Cash operating expenses of $2.43 billion for the year also reflect the impact of Flemings and H&Q. Cash operating earnings were $586 million for the year. On a pro forma basis, cash expenses grew by 10% and cash operating earnings increased 50% from 1999.

Assets under management within Investment Management & Private Banking stood at $638 billion as of December 31, 2000, up from $543 billion at the end of 1999, primarily due to the acquisition of Flemings. This excludes assets managed within JPMorgan Chase's other lines of business and assets attributable to the JPMorgan Chase's 45% stake in American Century.


OPERATING REVENUES BY KEY BUSINESSES 2000(a)


             [OPERATING REVENUES BY KEY BUSINESSES 2000 PIE CHART]


                    Investment Management          39%
                    Private Banking                61%

(a) Pro forma for Flemings and H&Q, Private Banking and Investment Management revenues were 53% and 47%, respectively.

2000 HIGHLIGHTS

> ACQUISITION OF FLEMINGS EXPANDED MARKET REACH IN ASIA AND EUROPE

> SIGNIFICANT IMPROVEMENT IN PRE-TAX MARGIN, UP FROM 21% TO 26%

> INCREASE OF 32% IN REPORTED PRIVATE BANKING REVENUES

INVESTMENT MANAGEMENT & PRIVATE BANKING

SELECTED FINANCIAL DATA

Year Ended December 31,                                             Over/(Under)
(in millions, except ratios)                               2000             1999
--------------------------------------------------------------------------------
Fees and Commissions                                    $ 2,248            29%
Net Interest Income                                         597            18
Trading-Related Revenue                                     223           201
All Other Revenue                                           193            84
Investment Banking Fees                                      37            --
                                                        -------
Operating Revenue                                         3,298            35

Compensation Expense                                      1,372            37
Noncompensation Expense                                   1,059            15
                                                        -------
Cash Expense                                              2,431            26
Cash Operating Earnings                                 $   586            80%
                                                        =======
Average Common Equity                                   $ 3,168           121%
Average Assets                                           30,643            46
Shareholder Value Added                                     177             7
Cash ROCE                                                  18.2%         (420)bp
Cash Overhead Ratio                                          74          (500)
--------------------------------------------------------------------------------

bp- Denotes basis points; 100 bp equals 1%.


JPMORGAN CHASE Annual Report 2000  30

TREASURY & SECURITIES SERVICES


> TREASURY SERVICES

> INVESTOR SERVICES

> INSTITUTIONAL TRUST SERVICES

TREASURY & SECURITIES SERVICES MAINTAINS A LEADERSHIP FRANCHISE IN PROVIDING VALUE-ADDED INFORMATION AND TRANSACTION PROCESSING SERVICES TO A GLOBAL CLIENT BASE OF FINANCIAL INSTITUTIONS, LARGE AND MIDDLE-MARKET COMPANIES, AND GOVERNMENTS.

OPERATING REVENUES BY KEY BUSINESSES 2000


             [OPERATING REVENUES BY KEY BUSINESSES 2000 PIE CHART]


                Treasury Services                       37%
                Institutional Trust Services            17%
                Investor Services                       46%

BUSINESS PROFILE

TREASURY SERVICES

This business unit provides a broad spectrum of treasury and cash management services to corporations, financial institutions and governmental entities worldwide. These services include global cash management, multicurrency payments, trade finance, liquidity and e-commerce solutions that help clients make payments and manage the efficiency of their cash. With strong positions in virtually every market served and an extensive global correspondent banking network, Treasury Services processes more than $1 trillion daily in U.S. dollar funds transfers. It also has a strong position in Euro clearing, where the Firm is number two globally and the largest U.S. clearer of the Euro.

INVESTOR SERVICES

Investor Services provides solutions to institutional investors, including mutual funds, investment managers, pension funds, insurance companies and banks. As a leading custodian, it holds in trust and custody $6 trillion in assets, of which $2.3 trillion are global custody assets. Investor Services meets the needs of institutional investors by providing customized business solutions that optimize efficiency, enhance revenues and mitigate the risks associated with global investing. It provides a full range of innovative products and services to clients, including global and domestic custody, securities lending, cash and short-term investment products, outsourcing and distribution solutions, and information delivery.

INSTITUTIONAL TRUST SERVICES

Institutional Trust Services is a global market leader in delivering traditional corporate trust and related transaction management services, such as structured finance administration, international securities clearing, collateral management, settlement services and American depository receipt services. In addition, Institutional Trust Services provides outsourcing support to a variety of U.S. and international government agencies. The business, acting as trustee and as issuing and paying agent for debt securities, services more than $3 trillion in debt worldwide.

FINANCIAL HIGHLIGHTS

Treasury & Securities Services operating revenues for the full-year 2000 were $3.55 billion, 12% higher than 1999. Broad-based growth of 17% in Investor Services and Institutional Trust revenues fueled the increase. Treasury Services revenues increased by 5% in 2000, and were tempered by lower revenues from the repositioned trade business.

Expenses rose more slowly than revenues, primarily reflecting expense reductions in Treasury Services. Total cash operating expenses rose 7% from last year, resulting in significant margin improvements and cash operating earnings growth of 25% to $693 million.

Management expects similar revenue growth trends in 2001. Expense management will continue, and management has targeted to reach a cash overhead ratio, over time, in the mid-60% range.

2000 HIGHLIGHTS

> CASH OPERATING EARNINGS INCREASED BY 25%

> OPERATING REVENUE INCREASED BY 12%

> CASH OVERHEAD RATIO IMPROVED TO 70%

TREASURY & SECURITIES SERVICES

SELECTED FINANCIAL DATA

Year Ended December 31,                                            Over/(Under)
(in millions, except ratios)                       2000               1999
-------------------------------------------------------------------------------
Fees and Commissions                             $ 1,939             12%
Net Interest Income                                1,391             12
All Other Revenue                                    224             13
                                                 -------
Operating Revenue                                  3,554             12

Compensation Expense                               1,062              7
Noncompensation Expense                            1,414              8
                                                 -------
Cash Expense                                       2,476              7
Cash Operating Earnings                          $   693             25%
                                                 =======
Average Common Equity                            $ 2,729             (6)%
Average Assets                                    16,054             (3)
Shareholder Value Added                              335            102
Cash ROCE                                           25.2%           660bp
Cash Overhead Ratio                                   70           (300)

bp- Denotes basis points; 100 bp equals 1%.


                                           31  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


JPMORGAN PARTNERS

DURING ITS 17-YEAR HISTORY, JPMORGAN PARTNERS HAS PRODUCED STRONG FINANCIAL RETURNS, OVER MULTIPLE BUSINESS CYCLES AND VARYING CONDITIONS IN THE DEBT AND EQUITY MARKETS, AND IS RECOGNIZED AS ONE OF THE MOST SUCCESSFUL PRIVATE EQUITY ORGANIZATIONS IN THE WORLD.

BUSINESS PROFILE

JPMorgan Partners ("JPMP") serves as JPMorgan Chase's principal vehicle for private equity investing. It provides equity and mezzanine capital financing to companies throughout the business development life cycle. With more than 150 investment professionals, JPMP is a global organization investing directly in companies in over 30 countries through its seven offices and 13 strategic relationships.

As of year-end, JPMorgan Partners managed $24 billion of funds of JPMorgan Chase and third-party client investments that included over 1,200 direct equity and mezzanine investments, investments in other funds, and investments in alternative products such as hedge funds, managed futures, leveraged loans and high-yield bonds.

JPMorgan Partners strives to be partner of choice when providing capital financing. Its extensive global network of strategic relationships complements its existing base of investment professionals. Together, they provide JPMP with the knowledge, experience and resources that are used to consider investments in a wide variety of industries and geographic regions.

Since inception in 1984, JPMorgan Partners has invested in more than 1,800 direct equity and mezzanine transactions. Investments of this type have generated realized capital gains with cash-on-cash internal rates of return in excess of 40% (excluding expenses and taxes).

FINANCIAL HIGHLIGHTS

JPMorgan Partners' initial direct investments (on behalf of JPMorgan Chase) are predominately in private companies. Some of these companies go public to raise financing or to provide an exit strategy for their private investors. Private investments, which constituted 84% of the carrying value of the portfolio (at year-end), generally are carried at cost, which approximates fair value. The remaining 16% of the portfolio is invested in companies that now are public. Public companies are carried at fair value, which incorporates discounts from quoted market value.

2000 HIGHLIGHTS

> PRIVATE EQUITY REALIZED CASH GAINS GREW 21% TO A RECORD $2.04 BILLION

> PRIMARILY AS THE RESULT OF UNREALIZED LOSSES DUE TO THE MARKET'S PERFORMANCE,
  PRIVATE EQUITY GAINS DECLINED $2.15 BILLION

> INVESTMENT PACE INCREASED 38% TO $3.1 BILLION

JPMorgan Partners recognized private equity gains of $988 million in 2000. These results reflect both the continued growth in realized cash gains consistent with the increasing investment pace over the last five years and the negative impact of the downward movement of the public equity markets, particularly in the second half of the year, which created unrealized declines in the carrying value of the portfolio.

JPMorgan Partners manages its business on a cash multiple and internal rate of return basis. In 2000, realized cash gains grew 21% to a record $2.04 billion, primarily as a result of sales of direct investments in companies that JPMorgan Partners had financed in prior years. The global diversification of JPMP's private equity portfolio is reflected by the more than 300 investments across seven major industry groups and four major geographic regions that comprised the realized cash gains generated in 2000.

JPMORGAN PARTNERS
REALIZED CASH GAINS
(in millions)

                         [REALIZED CASH GAINS BAR CHART]


                                   CAGR = 20%
                               1996         $  984
                               1997          1,162
                               1998          1,355
                               1999          1,682
                               2000          2,041

The downward movement in the public equity markets in 2000 was primarily responsible for the $1.05 billion decline in the unrealized carrying value of the portfolio. This decline was most significant in the NASDAQ market and most notably affected investments in public companies in the telecommunications and technology sectors. Many of these same investments

JPMORGAN PARTNERS

SELECTED FINANCIAL DATA

Year Ended December 31,                                          Over/(Under)
(in millions, except ratios)               2000                          1999
--------------------------------------------------------------------------------
Private Equity:
 Realized Gains                          $ 2,041                          21%
 Unrealized Gains (Losses)                (1,053)                         NM
Net Interest Income                         (306)                         --
Fees and Commissions                          86                         126
All Other Revenue                             25                         (58)
                                         -------
Operating Revenue                            793                         (74)

Compensation Expense                         169                          (3)
Noncompensation Expense                      220                          58
                                         -------
Cash Expense                                 389                          24
Cash Operating Earnings                  $   269                         (85)%
                                         =======
Average Common Equity                    $ 7,881                          33%
Average Assets                            13,480                          38
Shareholder Value Added                     (686)                         NM
Cash ROCE                                    3.2%                     (2,650)bp
Cash Overhead Ratio                           49                       3,900
--------------------------------------------------------------------------------

NM- Not meaningful.
bp- Denotes basis points; 100 bp equals 1%.


JPMORGAN CHASE Annual Report 2000  32
contributed to the $1.46 billion of unrealized gains recorded in 1999. Despite the decline in market valuations, the public equities portfolio maintained a quoted public value of $2.6 billion, as of year-end, which is 2.7 times its original cost.

JPMorgan Partners continues to grow as an investment manager of third-party capital. Of the $24 billion currently under management, approximately $10 billion represents third-party capital. This third-party capital under management generated $86 million of investment management fee revenue in 2000, a 126% increase over 1999.

JPMorgan Partners' operating earnings decreased in 2000 by 85% to $269 million because of declines in unrealized valuations in the public equity portfolio.

The Firm believes JPMorgan Partners' private equity investment business will continue to create value for the Firm, making substantial contributions to its earnings over time. Given the volatile nature of the NASDAQ market in particular, JPMP's reported gains may include significant unrealized valuation adjustments, both favorable and unfavorable, for any given period. The Firm makes no assumptions about the unrealized gains or losses that may be experienced by the JPMP portfolio. However, JPMorgan Chase management believes that it is reasonable to target realized cash gains of JPMP for 2001 to be consistent with cash realized gains in 2000. The Firm does not intend to spin off JPMP as a separate entity nor to issue a separate tracking security.

TOP 10 REALIZED GAINS/LOSSES IN 2000(a)
(in millions)

COMPANY                                                           REALIZED GAINS
--------------------------------------------------------------------------------
Triton Cellular Partners                                                    $306
Seat Us Holdings, LLC                                                        169
Ace Insurance                                                                 88
Patagon.com                                                                   73
Cobalt Networks, Inc.                                                         67
XL Capital                                                                    62
Praecis Pharmaceuticals, Inc.                                                 61
ONI Systems Corp.                                                             52
ITXC Corporation                                                              47
Chromatis Networks, Inc.                                                      45
--------------------------------------------------------------------------------
TOTAL                                                                       $970
================================================================================

(a) The combined cash-on-cash internal rate of return on the ten investments above exceeded 300%. The largest realized loss recognized in 2000 was $29 million related to Mariner Post-Acute Network, Inc. There were no other realized losses over $25 million.

The Firm intends to commit up to $2 billion of its own capital for investment by JPMP in 2001 and commit at least $1.5 billion of its own capital to JPMorgan Partners in each of the following four years.

JPMP INVESTMENT PORTFOLIO

December 31, 2000 (in millions)                    CARRYING VALUE          COST
--------------------------------------------------------------------------------
Public Securities (220 Companies)(a).................     $ 1,859       $   967
Private Direct Securities (1,002 Companies)..........       7,538         7,480
Private Fund Investments (328 Funds)(b)..............       2,362         2,379
--------------------------------------------------------------------------------
    Total Investment Portfolio.......................     $11,759       $10,826
================================================================================

(a) Quoted public value was $2,587 million at December 31, 2000, which was 2.7 times original cost.
(b) In addition, at December 31, 2000, JPMP had $2,508 million of unfunded commitments to these private equity funds.

PUBLIC SECURITIES INVESTMENTS AT DECEMBER 31, 2000(a)
(dollars and shares in millions)

                                                                  QUOTED
                                            SYMBOL     SHARES   PUBLIC VALUE      COST
--------------------------------------------------------------------------------------
Triton PCS Holdings, Inc.                     TPCS       21.8         $  739      $ 96
Telecorp PCS                                  TLCP       11.4            256         8
American Tower Corp.                           AMT        5.8            218        15
Fisher Scientific                              FSH        3.0            109        27
Praecis Pharmaceuticals, Inc.                 PRCS        3.1             90        20
Edison Schools, Inc.                          EDSN        2.7             84        21
ONI Systems Corp.                             ONIS        1.8             72         2
DDI Group                                     DDIC        2.5             69        18
Guitar Center Inc.                            GTRC        5.0             57        54
Crown Media Holdings, Inc.                    CRWN        2.7             56        40
--------------------------------------------------------------------------------------
Top 10 Public Securities                                              $1,750      $301
Other Public Securities (210 Companies)                                  837       666
--------------------------------------------------------------------------------------
Total Public Securities (220 Companies)                               $2,587      $967
--------------------------------------------------------------------------------------

(a) Publicly traded positions only.


JPMP'S DIVERSIFIED DIRECT EQUITY PORTFOLIO BY INDUSTRY GROUP
% carrying value as of December 31, 2000


                           1,222 PORTFOLIO COMPANIES


    [JPMP'S DIVERSIFIED DIRECT EQUITY PORTFOLIO BY INDUSTRY GROUP PIE CHART]


             Technology                                      13%
             Industrial Growth                               24%
             Media / Telecommunications                      31%
             Consumer Retail and Services                    11%
             Life Sciences and Healthcare Infrastructure      8%
             Financial Services                               7%
             Real Estate                                      6%


                                            33 JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


RETAIL & MIDDLE MARKET FINANCIAL SERVICES

>  CARDMEMBER SERVICES

>  REGIONAL BANKING GROUP

>  HOME FINANCE

>  DIVERSIFIED CONSUMER SERVICES

>  MIDDLE MARKETS

RETAIL & MIDDLE MARKET FINANCIAL SERVICES SERVES MORE THAN 30 MILLION CUSTOMERS, SMALL BUSINESSES AND MIDDLE MARKET COMPANIES ACROSS THE U.S., OFFERING A FULL RANGE OF FINANCIAL PRODUCTS AND SERVICES THROUGH A WIDE ARRAY OF DISTRIBUTION CHANNELS.

CASH OPERATING EARNINGS BY KEY BUSINESSES 2000


           [CASH OPERATING EARNINGS BY KEY BUSINESSES 2000 PIE CHART]


                 Middle Markets                          15%
                 Diversified Consumer Services            6%
                 Home Finance                            19%
                 Cardmember Services                     29%
                 Regional Banking Group                  31%

BUSINESS PROFILE

Retail & Middle Market Financial Services aims to build strong relationships and provide financial solutions that meet customers' unique needs.

CARDMEMBER SERVICES

Cardmember Services is the fifth largest credit card issuer in the U.S., servicing more than 20 million accounts. The business unit has co-branded relationships with significant partners, including Continental Airlines, Shell Oil, Toys "R" Us and Wal-Mart. Its joint venture with First Data Corporation is the largest merchant processor, with annual servicing volume in excess of $170 billion. In 2000, Cardmember Services focused on deepening its relationships with cardholders and expanding its customer base. It opened a record 3 million new accounts during 2000 and ended the year with managed receivables exceeding $36 billion. Cardmember Services provides both consumer and commercial products.

REGIONAL BANKING GROUP

The Regional Banking Group ("RBG") serves 2.8 million consumers and 300,000 small businesses in the tri-state region of New York, New Jersey and Connecticut as well as in Texas. Total client assets of $97 billion included more than $62 billion in deposits and nearly $35 billion of investment assets. In the tri-state region, RBG has the leading market share of primary relationships with consumers and small businesses.

In the consumer market, RBG provides banking and investment services, credit and insurance sales to retail and affluent customers. RBG also is a leading provider of financial services to small businesses and professionals and has received awards from the Small Business Administration for lending leadership in the New York region.

RBG's products and services are distributed through a network that includes 541 branches, 1,900 proprietary ATMs, retail telephone centers and Internet services such as Chase Online Banking.

2000 HIGHLIGHTS

>  STRONG EARNINGS GROWTH IN REGIONAL BANKING

>  CONTINUED IMPROVEMENT IN CREDIT QUALITY

> COMPLETION OF INITIAL PHASE OF BUSINESS RESTRUCTURING - SALE OF NONSTRATEGIC UNITS

HOME FINANCE

Home Finance ("HF") provides mortgages and related home finance products to almost 4 million consumers across the U.S. HF is a market leader (top 3 ranking) in mortgage loan origination and servicing, home equity-loan and -line origination and manufactured home loan origination. Total loans originated in 2000 were $76 billion, and the total mortgage servicing portfolio at December 31, 2000 was $362 billion, for an increase of 16% from 1999. HF has achieved impressive volume and market share increases over

RETAIL & MIDDLE MARKET FINANCIAL SERVICES

SELECTED FINANCIAL DATA

      Year Ended December 31,                            Over/(Under)
      (in millions, except ratios)            2000               1999
      ---------------------------------------------------------------
      Net Interest Income                 $  6,195               (2)%
      Fees and Commissions                   3,148                5
      All Other Revenue                        452              (19)
      Securities Gains (Losses)                252               NM
                                          --------
      Operating Revenue                     10,047                1

      Compensation Expense                   2,194                5
      Noncompensation Expense                3,032                4
                                          --------
      Cash Expense                           5,226                4
      Cash Operating Earnings             $  1,728                3%
                                          ========
      Average Common Equity               $  8,074                4%
      Average Managed Assets               146,487               12
      Shareholder Value Added                  661                2
      Cash ROCE                               21.2%             (10)bp
      Cash Overhead Ratio                       52              100
      ---------------------------------------------------------------

NM- Not meaningful.
bp- Denotes basis points; 100 bp equals 1%.


JPMORGAN CHASE Annual Report 2000  34
the last five years through a combination of strong internal growth coupled with targeted acquisitions and joint ventures, thereby taking advantage of ongoing industry consolidation.

DIVERSIFIED CONSUMER SERVICES

Diversified Consumer Services ("DCS") is the largest bank originator of auto loans and leases in the U.S. and a leading provider of student loans through its joint venture with Sallie Mae. DCS also offers discount brokerage services through Brown & Company, the seventh largest online brokerage firm in the U.S. In addition, DCS operates a state-of-the-art check processing and image archive service.

In comparison with last year, revenues from the discount brokerage business increased by 30%, and average daily trading volume rose by 36% to 47,000 trades.

In 2000, DCS developed and launched several e-commerce initiatives that take advantage of both business-to-business and business-to-consumer opportunities.

MIDDLE MARKETS

Middle Markets provides financial services, including corporate finance, cash management, credit and international finance capabilities, to more than 20,000 middle market companies, with annual sales ranging from $3 million to $500 million, and to not-for-profit and public sector entities. The business unit has consistently been the market leader in the tri-state area for banking services and is a growing presence in select geographies across the U.S. It is organized around geographies, industries and products, with a national focus on selected industries, to enable the delivery of greater value to customers and to provide profitable growth for the Firm.

FINANCIAL HIGHLIGHTS

Retail & Middle Market Financial Services operating revenues exceeded $10 billion in 2000, an increase of 1% from 1999. Solid growth in deposit volumes helped produce strong contributions from RBG and Middle Markets. Offsetting this positive result was the impact of increased funding costs as a result of higher interest rates on credit businesses (Cardmember Services, Home Finance and Diversified Consumer Services) and an auto lease residual loss in the first quarter of 2000. Cash operating earnings for 2000 rose 3% to $1.73 billion and reflected continued improvement in credit quality in Cardmember Services. During 2000, Retail & Middle Market Financial Services initiated a number of business reorganizations, most notably the sale of retail operations in Hong Kong and Panama.

> Cash operating earnings for Cardmember Services in 2000 increased to $489 million, driven by lower credit costs, partially offset by the effect that higher interest rates (funding costs) had on revenues.

> Financial performance for RBG in 2000 was strong, with revenue growth of 7% to more than $3 billion. Cash operating earnings were $526 million, an increase of 24% from the prior year.

> Cash operating earnings for HF in 2000 were a record $315 million, led by increased mortgage servicing fees.

> As a result of a $100 million decrease in the estimated auto lease residual value recognized in the 2000 first quarter, DCS' operating revenues and cash operating earnings declined 6% and 27%, respectively, in 2000, when compared with 1999.

> In 2000, cash operating earnings for Middle Markets increased by 11% to $254 million, driven by deposit growth and disciplined expense management.

Management has a goal of double-digit cash operating earnings growth for Retail & Middle Market Financial Services for 2001. In addition to emphasizing revenue growth, management will continue to identify process changes that improve service to customers and increase operating efficiencies. In connection with these improvement efforts, Retail & Middle Market Financial Services will incur restructuring charges of approximately $90 million for 2001, leading to approximately $75 million in annual savings, of which only a portion will be realized in 2001.

                                              2000                     Over/(Under) 1999

                                                Cash      Cash                  Cash      Cash
Year Ended December 31,         Operating  Operating  Overhead  Operating  Operating  Overhead
(in millions, except ratios)     Revenues   Earnings     Ratio   Revenues   Earnings     Ratio
----------------------------------------------------------------------------------------------
Cardmember Services               $ 3,688     $  489       36%       (1)%         3%     200bp
Regional Banking Group              3,051        526       65         7          24     (300)
Home Finance                        1,330        315       59         9           4      300
Diversified Consumer Services         581         95       57        (6)        (27)     500
Middle Markets                      1,071        254       54         4          11     (200)
Other Consumer Services(a)            326         49       NM        NM          NM       NM
----------------------------------------------------------------------------------------------
Total                             $10,047     $1,728       52%        1%          3%     100bp
----------------------------------------------------------------------------------------------

(a) Primarily includes the results of international consumer businesses that were sold in 2000. The gains on these sales were not included in operating results.

NM-  Not meaningful.
bp-  Denotes basis points; 100 bp equals 1%.


                                           35  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


SUPPORT UNITS AND CORPORATE

LABMORGAN
--------------------------------------------------------------------------------
LabMorgan is the e-finance engine of JPMorgan Chase. LabMorgan's mission is to find, develop, invest in and help commercialize e-finance opportunities that will strengthen the Firm's competitive advantages.

LabMorgan seeks e-finance ideas from inside and outside the Firm. LabMorgan works directly with JPMorgan Chase's five business segments and with external technology and financial services firms to accelerate the bringing to market innovative e-finance solutions.

Focused on driving e-commerce strategies across JPMorgan Chase, LabMorgan identifies opportunities for creating business efficiencies, competitive customer service and new revenue streams for each line of business.

LabMorgan operates from multiple locations to position itself at the forefront of e-finance innovation. LabMorgan's headquarters are in New York City, with other locations in San Francisco, Sydney, Hong Kong, Singapore, Tel Aviv, Tokyo and Sao Paulo.

LabMorgan manages over 60 e-finance ventures by providing companies with access to the strengths and scale of the Firm.

ENTERPRISE TECHNOLOGY SERVICES
--------------------------------------------------------------------------------
Enterprise Technology Services ("E-Tech") is an internal technology service company. E-Tech manages over 300 business application systems. E-Tech provides support for line-of-business driven e-commerce infrastructure needs, including LabMorgan and the employee website, and positions JPMorgan Chase as a leader in business-driven technology deployment. Specific products and services include data processing and network services, project management and implementation services, website and groupware development as well as website hosting to the Firm's businesses worldwide.

CORPORATE BUSINESS SERVICES
--------------------------------------------------------------------------------
Corporate Business Services ("CBS") manages the Firm's support services, including real estate management, human resource operations, procurement and financial services. CBS' mission is to provide these services to businesses in a manner which is competitive with comparable third-party providers in terms of price and service quality. CBS is leveraging the Firm's global scale and is deploying technology to gain cost-efficiencies. CBS has contributed significant savings through improved business practices such as consolidation of services, improved vendor management, use of technology, reduction in demand for services and outsourcing.

CORPORATE
--------------------------------------------------------------------------------
Corporate includes the effects remaining at the corporate level after the implementation of management accounting policies. The results for Morgan Online also are included in Corporate.

The Firm utilized the internal expense allocation process that existed at both heritage organizations. These allocation processes aligned the cost of each of its operational and staff support services, such as those listed above, with the respective revenue-generating businesses. This allows management to evaluate business performance on a fully allocated basis.

For 2000, Corporate and the other support units had a cash operating loss of $349 million, compared with a cash operating loss of $102 million in 1999. Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization.


JPMORGAN CHASE Annual Report 2000  36

RESULTS OF OPERATIONS


The following section provides a discussion of JPMorgan Chase's results of operations as reported in its financial statements as well as on an operating basis. The differences between the amounts presented in the following tables within this section and the amounts shown on the Consolidated Statement of Income are the treatment of revenues from credit card securitizations, the exclusion of those transactions that are classified as special items and the reclassification of trading-related net interest income ("NII") to trading revenue. See page 25 for a further discussion of operating basis.


REVENUES


                                                                                           PRO FORMA(a)
                                                                     Over/(Under)
Year Ended December 31, (in millions)                     2000               1999               2000
----------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment Banking Fees                             $  4,362                 24%          $  4,486
  Trading Revenue (Including Trading NII)                7,006                  5              7,092
  Fees and Commissions                                   8,879                 17              9,702
  Private Equity - Realized Gains                        2,051                 21              2,051
  Private Equity - Unrealized Gains (Losses)            (1,036)                NM             (1,036)
  Securities Gains (Losses)                                229                 NM                229
  Other Revenue                                          1,148                 34              1,276
  Net Interest Income (Excluding Trading NII)           10,154                 --             10,240
----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                               $ 32,793                  3%          $ 34,040
----------------------------------------------------------------------------------------------------

(a) Pro forma revenue assumes that the purchase of Flemings occurred at the beginning of 2000.

NM- Not meaningful.

INVESTMENT BANKING FEES

Investment banking fees increased 24% to $4.4 billion in 2000. The growth in advisory and underwriting fees reflected the acquisitions of H&Q, Flemings and Beacon. The following table reflects the components of investment banking fees.

Year Ended December 31,
(in millions)                       2000         1999
-----------------------------------------------------
Advisory                          $1,523       $1,024
Underwriting and Other Fees        2,839        2,493
-----------------------------------------------------

Total                             $4,362       $3,517
-----------------------------------------------------


ADVISORY

The momentum of strong revenues from advisory activities continued throughout 2000 as revenues increased 49% from 1999 to $1.5 billion. Flemings, with its broad network in Europe and Asia, extended the geographic reach of the Firm's advisory practice. Likewise, the acquisition of Beacon deepened the advisory capabilities of the Investment Bank.

UNDERWRITING AND OTHER FEES

Equity underwriting revenues nearly tripled in 2000, primarily as a result of the H&Q acquisition, which extended JPMorgan Chase's equity underwriting practice into the fast-growing fields of healthcare and technology-related industries. Fees from underwriting debt securities decreased from the prior year, reflecting the difficult market conditions in the high-yield market during 2000. Loan syndication fees declined slightly, although the Firm retained its top ranking in the U.S. loan syndication market.


TRADING-RELATED REVENUE

Trading-related revenue, which includes trading-related NII, rose 5% to $7.0 billion, reflecting gains across most products.

Trading products include:

>    Equities

>    Debt Instruments

>    Foreign Exchange

>    Interest Rate, Commodities and Other

EQUITIES

EQUITIES ARE COMPOSED OF EQUITY SECURITIES AND EQUITY DERIVATIVES. The increase of 48% from last year to $1.8 billion was attributable, in part, to the acquisitions of Flemings and H&Q, which increased the volume of transactions in equity securities in the U.S., Europe and Asia. The downward direction of equity values in the stock market triggered strong client demand and significant volume increases in equity derivatives.

DEBT INSTRUMENTS

DEBT INSTRUMENTS REFER TO THE TRADING OF BONDS AND LOANS ISSUED BY U.S. AND OVERSEAS ENTITIES AS WELL AS THE RELATED DERIVATIVES LINKED TO THOSE INSTRUMENTS. Debt instrument revenues increased from last year, primarily as a result of the anticipated reduction in interest rates that occurred late in 2000, which increased the values of U.S. debt securities.

FOREIGN EXCHANGE

FOREIGN EXCHANGE REFERS TO SPOT AND OPTION CONTRACTS FOR THE PURCHASE OR SALE OF FOREIGN CURRENCIES. The increase in 2000 is attributable to the relative volatility of foreign currency prices, particularly at the beginning of the year. This created opportunities to gain from price differentials among currencies and from increased client demand.

TOTAL OPERATING REVENUE

[BAR GRAPH]

                   EXCLUDING PRIVATE EQUITY GAINS      TOTAL PRIVATE EQUITY GAINS
(IN BILLIONS)
1996                          $22.3                                  $23.3
1997                           23.8                                   24.9
1998                           25.3                                   26.5
1999                           28.5                                   31.7
2000                           31.8                                   32.8


                                           37  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


INTEREST RATE, COMMODITIES AND OTHER

THIS CATEGORY INCLUDES VARIOUS TYPES OF INTEREST RATE AND COMMODITIES CONTRACTS AS WELL AS CREDIT DERIVATIVES. This revenue line was unfavorably affected by the rise in interest rate levels that occurred at the beginning of 2000, which reduced volatility and client demand in these instruments.

The table to the right highlights the components of trading-related revenue.


Year Ended December 31, (in millions)                         2000           1999
---------------------------------------------------------------------------------
Trading Revenue Reported:
  Equities(a)                                               $1,762         $1,194
  Debt Instruments(a)                                          546            245
  Foreign Exchange Revenue(a)                                1,465          1,199
  Interest Rate Contracts,
    Commodities and Other(a)                                 2,525          2,614
---------------------------------------------------------------------------------
Trading Revenue Reported(b)                                  6,298          5,252
Net Interest Income Impact(a)                                  708          1,444
---------------------------------------------------------------------------------
Total Trading-Related Revenue                               $7,006         $6,696
---------------------------------------------------------------------------------

(a) For descriptions of net interest income impact and the classes of financial instruments that make up these categories, see Note 3.

(b) Derivative and foreign exchange ("FX") contracts are marked-to-market, and valuation adjustments are included in trading revenues.


FEES AND COMMISSIONS

Fees and Commissions rose $1.3 billion or 17% over last year, primarily reflecting higher Investment Management, Custody and Brokerage commissions.


Year Ended December 31, (in millions)                        2000            1999
---------------------------------------------------------------------------------
Fees and Commissions:
  Investment Management, Custody and Processing Services   $3,628          $2,868
  Credit Card Revenue - Operating                           1,421           1,380
  Brokerage and Investment Services                         1,228             768
  Lending-Related Service Fees                              1,031           1,061
  Deposit Service Charges                                     906             895
  Other Fees                                                  665             586
---------------------------------------------------------------------------------
Total Fees and Commissions - Operating                     $8,879          $7,558
---------------------------------------------------------------------------------


INVESTMENT MANAGEMENT, CUSTODY AND PROCESSING SERVICES

INVESTMENT MANAGEMENT FEES REFER TO FEES DERIVED FROM THE MANAGEMENT OF PROPRIETARY MUTUAL AND OTHER INSTITUTIONAL FUNDS, AS WELL AS PERSONAL FINANCIAL ASSETS. CUSTODY AND PROCESSING SERVICES FEES ARE GENERATED PRIMARILY FROM THE SAFEKEEPING OF SECURITIES AND FROM ACTING AS AGENT IN THE ISSUANCE, REDEMPTION AND ADMINISTRATION OF SECURITIES.

Investment Management fees increased from last year as a result of the acquisitions of Flemings and H&Q, which contributed significantly to the level of funds under management.

Custody and Processing Services fees also rose from last year. Custody fees continued to gain momentum due to new business, higher values of international securities under custody and the return of investors to foreign markets where the safekeeping of securities is more profitable. Processing Services fees increased largely due to new business, particularly related to the issuance of structured notes.


CREDIT CARD REVENUE

CREDIT CARD REVENUE IS COMPOSED OF INTERCHANGE INCOME (TRANSACTIONS PROCESSING
FEES), LATE CHARGES, AND ANNUAL, CASH ADVANCE AND OVERLIMIT FEES.

Operating Credit Card Revenue rose slightly from last year due to strong customer purchase volumes, which increased interchange income. An improvement in the credit quality of the credit card portfolio reduced late charges.

The table below reconciles Credit Card Revenue on a reported basis with revenue on an operating basis. Reported results include servicing fees for securitized receivables, whereas operating results exclude the impact of securitizations.


Year Ended December 31,
(in millions)                       2000           1999
-------------------------------------------------------
Reported Credit Card
  Revenue                        $ 1,771        $ 1,698
Less Impact of Credit Card
  Securitizations                   (350)          (318)
-------------------------------------------------------
Operating Credit
  Card Revenue                   $ 1,421        $ 1,380
-------------------------------------------------------

For a further discussion of the credit card portfolio, see page 52.


38  JPMORGAN CHASE Annual Report 2000

BROKERAGE AND INVESTMENT SERVICES

Brokerage and investment services are advisory and transaction processing fees related to institutional and retail customers' purchase and sale of financial instruments.

Brokerage and Investment Services rose $460 million, reflecting greater levels of brokerage activities and higher mutual fund load fees at Flemings and H&Q (load fees are considered processing fees that are charged upon entering or exiting certain funds). Also contributing to the increase was the higher retail trading volume (up 36% from 1999) at Brown & Company, the discount brokerage subsidiary of JPMorgan Chase.

LENDING-RELATED SERVICE FEES

Lending-related service fees include mortgage and auto loan servicing, commissions on letters of credit and acceptances, and loan commitment fees.

The decline of $30 million reflected lower commissions on letters of credit and acceptances as a result of a decision to reduce the sales of this product. In addition, auto loan servicing fees were lower due to a 48% decline in the volume of average securitized loans outstanding. Partially offsetting these decreases were a 9% increase in mortgage servicing fees as a result of a larger average servicing portfolio, which had increased to $334 billion in 2000 from $252 billion last year. The higher level of loans was attributable to the acquisition of the Mellon Bank servicing portfolio (acquired September 30, 1999) and lower prepayment levels in a higher interest rate environment. Mortgage servicing fees also included a $99 million writedown for the impairment of mortgage servicing rights in the fourth quarter of 2000, which was more than offset by gains on the sale of cash securities used as economic hedges for the servicing rights (see Securities Gains on page 40).

DEPOSIT SERVICE CHARGES

Deposit service charges are composed of service charges on deposit accounts, fees in lieu of compensating balances, lockbox fees, electronic customer service fees, cash management fees and account reconciliation fees.

The increase of $11 million was attributable to higher cash management fees and service charges on deposit accounts stemming from the higher volume of cash movements within client accounts. These amounts were partially offset by a decrease in fees in lieu of compensating balances as more customers maintained the required average deposit balances to pay for their usage of certain bank services.

OTHER FEES

Other Fees increased $79 million or 13% over last year, reflecting a 25% increase in insurance fees as a result of higher sales of life, health and mortgage insurance by the Chase Insurance Agency, as well as the addition of insurance fees from Flemings. Also contributing to the increase was growth in interchange income associated with greater customer usage of debit cards.


PRIVATE EQUITY GAINS

Private equity gains consist of realized gains or losses on the sales of investments and unrealized mark-to-market gains and losses on securities held in the portfolio.


Year Ended December 31,
(in millions)                       2000          1999
------------------------------------------------------
Realized Gains                   $ 2,051        $1,690
Mark-to-Market
  Gains(Losses)                   (1,036)        1,457
------------------------------------------------------

Total Private Equity Gains       $1,015         $3,147
------------------------------------------------------


Private Equity Gains were significantly impacted by the sharp decline in market values in the NASDAQ during 2000. The decline primarily affected publicly held investments in JPMorgan Partners' portfolio. This portion of the portfolio constituted approximately 16% of the total portfolio's carrying value at year-end. As of December 31, 2000, the publicly held portion of the portfolio, although having declined significantly in value over the year, was still valued at approximately 2.7 times its original cost.


REALIZED GAINS

Realized Gains of $2.1 billion in 2000 is a record high for the Firm, an increase of 21% from last year.

MARK-TO-MARKET GAINS (LOSSES)

Mark-to-market gains or losses largely reflected net markups or markdowns on public securities. For the most part, securities marked up in 1999, primarily telecommunications and technology, were marked down in 2000, contributing to the $2.5 billion year-over-year reduction in unrealized mark-to-market results.


                                           39  JPMORGAN CHASE Annual Report 2000
management's discussion and analysis
J.P. Morgan Chase & Co.


SECURITIES GAINS

Securities Gains realized in 2000 were $229 million, compared with losses of $192 million in the prior year. The gains in 2000 reflected the sale of debt securities used as economic hedges for the value of mortgage servicing rights. This activity contributed $252 million of gains (which more than offset charges recognized in fees and commissions related to the impairment of mortgage servicing rights in 2000). Also included in 2000 were losses of $23 million for the permanent impairment of certain LabMorgan investments. Losses in 1999 were due in part to the restructuring of the Firm's portfolio as a result of the rise in interest rates, which resulted in significant losses on the sale of mortgage-backed securities.
_______________________________________________________________________________

OTHER REVENUE

Year Ended December 31,
(in millions)                            2000          1999
-----------------------------------------------------------
Other Revenue:
 Residential Mortgage
   Origination/Sales Activities       $   194        $  323
 All Other Revenue                        954           532
-----------------------------------------------------------

OPERATING OTHER REVENUE                 1,148           855
-----------------------------------------------------------

Gains on Sales of
 Nonstrategic Assets(a)                 1,307           166
Loss on Economic Hedge of
 the Flemings Purchase Price(a)          (176)           --
Credit Card Securitizations                10            24
-----------------------------------------------------------

REPORTED OTHER REVENUE                $ 2,289        $1,045
-----------------------------------------------------------

(a)  Represents special items and are excluded from operating results.

OPERATING OTHER REVENUE included:

>    Higher unrealized gains on corporate-owned life insurance investments.

> Higher mark-to-market gains on economic hedges of anticipated overseas revenues.

>    Higher revenue from auto operating leases.

>    Higher equity income on the American Century investment; partly offset by;

> Lower residential mortgage sales in connection with the rise in interest rates in 2000, which had the combined effect of lowering sales volume and decreasing the value of securities.


REPORTED OTHER REVENUE reflected the following special items:

> Gains in 2000 of $827 million on the sale of the Hong Kong retail banking business; $399 million on the transfer of the Firm's interest in Euroclear; and $81 million on the sale of operations in Panama.

> Loss of $176 million in 2000 on the economic hedge of Flemings' purchase price.

> Gains in 1999 of $95 million on the sale of One New York Plaza; and $71 million on the sale of branches in Texas.


--------------------------------------------------------------------------------

NET INTEREST INCOME

OPERATING NII adjusts reported NII for special items, the impact of credit card securitizations and trading-related NII that is considered part of total trading-related revenue. The following table reconciles reported and operating NII.

Reported NII was $9.5 billion in 2000, a decline of 8% from 1999. Reported average interest-earning assets rose 6% to $513.4 billion, while the reported net yield on interest-earning assets declined 28 basis points to 1.87%. Operating NII remained relatively stable at $10.2 billion in 2000. Operating NII in 2000 was favorably affected by higher average managed interest-earning assets, offset by spread compressions to the net yield due to the rising interest rate environment, which began in the second half of 1999, and to competitive pricing (notably in credit cards). Also affecting both reported and operating NII in 2000 was a $100 million decrease in the estimated auto lease residual value, which was accounted for as a reduction in NII. This adjustment in the estimated auto lease residual value addressed exposure to potential losses on maturing leases as a result of a decline in the market value of autos returned by lessees at lease termination.


Year Ended December 31,
(in millions)                                         2000            1999        % Change
------------------------------------------------------------------------------------------
Net Interest Income
  Reported NII                                     $ 9,512         $10,285            (8)%
  Add Impact of Credit Card Securitizations          1,350           1,335
  Less Trading-Related NII                            (708)         (1,444)
  Less Interest on Tax Refunds(a)                       --             (62)
------------------------------------------------------------------------------------------

Operating NII                                      $10,154         $10,114            --%
------------------------------------------------------------------------------------------

(a)  Represents a special item and is excluded from operating results.

JPMORGAN CHASE Annual Report 2000  40

EXPENSES

                                                                                            PRO FORMA(a)
                                                                       Over/(Under)
Year Ended December 31, (in millions, except ratios)             2000          1999              2000
-----------------------------------------------------------------------------------------------------
OPERATING:
  Compensation Expense                                        $12,748            21%          $13,477
  Occupancy                                                     1,294             9             1,343
  Technology and Communications                                 2,454            13             2,514
  Other Expense                                                 4,369            20             4,549
-----------------------------------------------------------------------------------------------------

CASH OPERATING NONINTEREST EXPENSE                             20,865            19            21,883
Amortization of Intangibles                                       528            60               738
-----------------------------------------------------------------------------------------------------

Operating Noninterest Expense                                  21,393            20            22,621
Merger and Restructuring Costs and Other(b)                     1,431            NM             1,431
-----------------------------------------------------------------------------------------------------

REPORTED NONINTEREST EXPENSE                                  $22,824            27%          $24,052
-----------------------------------------------------------------------------------------------------

Operating Overhead Ratio                                           65%          900bp              66%
Cash Operating Overhead Ratio(c)                                   64           900                64
-----------------------------------------------------------------------------------------------------

(a) Pro forma expense assumes that the purchase of Flemings occurred at the beginning of 2000.

(b) Other represents a $100 million special contribution in 1999 to The Chase Manhattan Foundation included in Other Expense. This contribution is a special item and is excluded from operating results.

(c)  Excludes the impact of amortization of intangibles.

NM- Not meaningful.

bp- Denotes basis points; 100 bp equals 1%.


Total reported noninterest expenses were $22.8 billion in 2000, an increase of $4.8 billion or 27% from last year. Cash operating noninterest expenses were $20.9 billion, an increase of $3.3 billion or 19% from 1999. The growth in expenses reflected, in particular, the investments in talent and infrastructure at the Investment Bank to deepen its product capabilities and at Investment Management & Private Banking to broaden its geographic reach.

Cash operating expenses in 2001 are targeted to be flat with the pro forma 2000 amount (which assumes that the purchase of Flemings occurred at the beginning of 2000). Pro forma cash operating expenses including JPMorgan Partners were $21.9 billion in 2000 and excluding JPMorgan Partners were $21.5 billion.


--------------------------------------------------------------------------------


COMPENSATION EXPENSE

COMPENSATION EXPENSE IS LARGELY COMPRISED OF SALARIES, INCENTIVE (CASH AND STOCK) COMPENSATION, AS WELL AS SOCIAL SECURITY, SAVINGS PLAN, POST-RETIREMENT, MEDICAL AND OTHER EMPLOYEE BENEFITS.

Compensation expense rose 21% from last year, primarily as a result of investments in talent to build up the Investment Bank and Investment Management & Private Banking platforms. These initiatives included the acquisitions of Flemings, H&Q and Beacon. As part of these acquisitions, certain compensation commitments or guaranteed bonus agreements were entered into in order to retain key senior executives. In addition, individual hiring for specific positions also included compensation commitments. These commitments, however, had the effect of reducing the flexibility of the Firm to contain compensation expenses as market forces lowered the Investment Bank's revenue, primarily towards the end of the year.


OCCUPANCY, TECHNOLOGY AND COMMUNICATIONS

The increases in both Occupancy of 9% and Technology and Communications of 13% were primarily attributable to the buildup of the Investment Bank and Investment Management & Private Banking platforms.

Occupancy increased from 1999 due to expanded office space in the U.K. and New York. Rent and maintenance increased primarily as a result of the acquisitions.

Technology and Communications increased from the prior year due to the amortization of software costs associated with client information and e-commerce systems at Retail & Middle Market Financial Services, higher costs related to securities safekeeping projects and higher data processing costs for the entire Firm. Software expense also increased as a result of the Internet innovations at LabMorgan.


OTHER EXPENSE

Other operating expense increased by $729 million in 2000 from 1999 due to the following:

> PROFESSIONAL SERVICES costs rose in connection with the acquisitions of Flemings and H&Q, as well as from expenditures for LabMorgan initiatives and higher costs related to securities safekeeping projects. These increases were partially offset by reduced expenditures related to completed Year 2000 efforts.

>    OUTSIDE SERVICES expense increased as a result of the acquisition of H&Q.

> MARKETING expense increased due to higher direct marketing initiatives for Cardmember Services and media advertising related to the branding campaigns following the acquisitions of Flemings and H&Q.



                                           41  JPMORGAN CHASE Annual Report 2000
management's discussion and analysis
J.P. Morgan Chase & Co.


> Increase in TRAVEL AND ENTERTAINMENT was driven by the air travel and hotel expenses associated with the heightened level of business activities at the Investment Bank, including the effects of Flemings and H&Q.

> ALL OTHER expenses increased due to higher employee-related costs, including recruitment and expatriate expenses, partly in connection with the buildup of the Investment Bank, coupled with increases in various expense categories as a result of acquisitions and business volume.


Year Ended December 31,
(in millions)                         2000            1999
----------------------------------------------------------
Other Expense:
  Professional Services             $1,203          $1,012
  Outside Services                     648             584
  Marketing                            595             503
  Travel and Entertainment             490             350
  All Other                          1,433           1,191
----------------------------------------------------------

OPERATING OTHER EXPENSE             $4,369          $3,640
----------------------------------------------------------


AMORTIZATION OF INTANGIBLES

Amortization of Intangibles rose 60% due to the Flemings, H&Q and Beacon acquisitions.


MERGER AND RESTRUCTURING COSTS

Year Ended December 31,
(in millions)                  2000         1999
------------------------------------------------
Merger Costs                 $1,250          $--
Restructuring Costs             181           23
------------------------------------------------

TOTAL COSTS                  $1,431          $23
------------------------------------------------


MERGER COSTS: In December 2000, a $1.25 billion charge was recorded in connection with the merger of J.P. Morgan with Chase. Management anticipates that total merger-related expenses will approximate $3.2 billion pre-tax and that the balance of the merger-related expenses will be incurred in the next two years. Approximately one-half of the total $3.2 billion of merger expenses will be related to severance and retention payments, while the remainder is expected to be primarily related to technology, systems integration and facilities costs. Management estimates 5,000 jobs will be eliminated as a result of the merger. During 2000, $333 million of the $1.25 billion merger accrual was utilized. For a further discussion, see Note 7.

JPMorgan Chase expects to realize synergies of approximately $3 billion, pre-tax, from the merger. Anticipated synergies are composed of approximately $2 billion of expense savings and approximately $2 billion of incremental revenues, partly offset by approximately $1 billion of expenses to achieve these revenues. JPMorgan Chase expects to realize approximately one-third of the synergies in 2001 and the remainder by the end of 2002.

1999 RESTRUCTURING INITIATIVES: In the fourth quarter of 1999, the Firm incurred a charge of $100 million associated with planned consolidation actions in certain businesses ("consolidation initiatives") and a charge of $75 million in connection with planned staff reductions and the disposition of premises and equipment resulting from the announced relocation of several businesses to Florida, Texas and Massachusetts ("relocation initiatives"). The $175 million aggregate restructuring charge included severance costs associated with the relocation of 2,300 positions and the projected elimination of 800 positions as well as the planned disposition of certain premises and equipment.

During 2000, JPMorgan Chase incurred $181 million of additional restructuring costs relating to the relocation initiatives ($108 million) and the consolidation initiatives ($73 million). These additional restructuring costs were not accruable in 1999 under existing accounting pronouncements. In connection with its continuing relocation and consolidation initiatives, management expects to incur additional costs aggregating approximately $400 million in 2001 and 2002 that are not currently accruable. These additional costs will be treated as nonoperating expenses.

1998 RESTRUCTURING INITIATIVES: During 1998, the Firm incurred a charge of $868 million in connection with initiatives to streamline support functions and realign certain business activities. In December 1999, $152 million of costs were reversed, primarily related to occupancy not fully utilized under the charge taken in 1998.


CREDIT COSTS

Credit Costs on an operating basis are composed of the provisions for loan losses related to loans on the Balance Sheet and credit card receivables that have been securitized.


Year Ended December 31, (in millions)                               2000            1999
----------------------------------------------------------------------------------------
Provision for Loan Losses                                         $1,377          $1,446
Credit Costs Associated with Credit Card Securitizations             990             993
----------------------------------------------------------------------------------------

Operating Credit Costs                                            $2,367          $2,439
----------------------------------------------------------------------------------------


Credit Costs decreased slightly in 2000 due to the impact of lower charge-offs in both the commercial and consumer loan portfolios.


INCOME TAXES

JPMorgan Chase recognized income tax expense on a reported basis of $3.01 billion in 2000, compared with $3.99 billion in 1999. The effective tax rate was 34.4% in 2000 and 34.7% in 1999.


JPMORGAN CHASE Annual Report 2000       42

RISK MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational and liquidity risk.

> CAPITAL

> CREDIT RISK

> MARKET RISK

> OPERATIONAL RISK

> LIQUIDITY RISK

JPMorgan Chase's risk management is guided by several principles, including:

> Defined risk management governance

> Independent risk oversight

> Continual evaluation of risk appetite, managed through risk limits

> Strategic portfolio diversification

> Disciplined risk assessment and measurement, including Value-at-Risk analysis and portfolio stress testing

> Performance measurement (SVA) that allocates risk-adjusted capital to business units

Risk management and oversight begins with the Risk Policy Committee of the Board of Directors, which reviews the governance of these activities, delegating the formulation of policy and day-to-day risk oversight and management to the Executive Committee and to the two corporate risk committees:

> Capital

> Risk Management

The Executive Committee provides guidance regarding strategies and risk appetite and is responsible for an integrated view of risk exposures, including the interdependencies among JPMorgan Chase's various risk categories.

The Capital Committee focuses on firm-wide capital planning, internal capital allocation and liquidity risk. The Risk Management Committee focuses on credit risk, market risk, operational risk and fiduciary risk. Both risk committees have decision-making authority, with major policy decisions and risk exposures subject to review by the Executive Committee.

JPMorgan Chase's use of SVA, which incorporates a risk-adjusted capital methodology as its primary performance measure, has strengthened its risk management discipline by reinforcing to the businesses the cost of capital based on specific credit, market and operational risks associated with their activities. The result of this discipline has been controlled growth in, and a lower risk profile for, the assets on the Firm's balance sheet.

                             Risk Policy Committee
                             of Board of Directors

                           > Oversees Risk Management


                               Executive Committee

                              > Strategic Guidance

                              > Integrated View


                               Capital Committee

> Recommends targeted capital ratios and monitors adherence to those ratios

> Recommends the allocation of capital within the Firm

> Monitors firm-wide and parent company liquidity and approves collateral and liquidity planning policies

> Reviews adequacy of the Firm's capital and debt levels

> Provides a forum for discussion of capital adequacy and liquidity issues


                           Risk Management Committee

> Provides oversight and direction of the risk profile and risk appetite

> Reviews and approves corporate policies and risk strategies intended to ensure that risk management and monitoring accurately reflect the business mandate, accepted practice, and legal and regulatory requirements

> Approves aggregate limits and authorities to control risk

> Monitors significant risk exposures, concentrations of positions, asset quality, and significant position and risk limit changes, paying particular attention to stress scenarios

> Reviews allowance adequacy and approves charge-offs

> Provides a forum for discussion of risk issues


                                           43  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


CAPITAL MANAGEMENT


JPMorgan Chase's capital management framework helps to optimize the use of capital by determining:

> The optimal amount of capital commensurate with:

  - internal assessments of risk estimated by an economic capital allocation model

  - targeted regulatory ratios and credit ratings

  - business strategies

  - protection against losses, even under stress conditions

  - liquidity management

> Capital investment for activities with the most favorable returns

> The most efficient composition of the Firm's capital base

JPMorgan Chase's long-term capital target is a Tier 1 Capital ratio in the range of 8% to 8.25%. The Capital Committee reviews capital targets and policies regularly in light of changing economic conditions and business needs. The total required economic capital for the Firm is compared with available capital to evaluate overall capital utilization. JPMorgan Chase's policy is to maintain an appropriate level of capital to provide for growth and protection against unanticipated losses.

The table that follows shows JPMorgan Chase's capital generation and regulatory use during the past three years.

The SOURCES OF FREE CASH FLOW shows that the primary source of JPMorgan Chase's free capital is cash operating earnings (less dividend requirements). As risk-weighted assets grow in the normal course of business, the Firm is required to retain additional capital in order to maintain its capital ratios within targeted levels. Therefore, the sources of free cash flow equals the total retained earnings generated, less the additional capital needed to support new assets in order to maintain targeted capital ratios. This total amount is the Firm's "free cash" or capital in excess of target ratios.

Year Ended December 31, (in billions)                        2000           1999           1998
-----------------------------------------------------------------------------------------------
SOURCES OF FREE CASH FLOW
Cash Operating Earnings Less Dividends                    $   4.0        $   5.6        $   3.3
  Plus: Preferred Stock and Equivalents/Special Items        (0.1)           0.2           (0.7)
  Less: Capital for Internal Asset Growth                     0.1           (0.3)           0.3
-----------------------------------------------------------------------------------------------
Total Sources of Free Cash Flow                           $   4.0        $   5.5        $   2.9
-----------------------------------------------------------------------------------------------
USES OF FREE CASH FLOW
Increases (Decreases) in Capital Ratios                   $  (0.1)       $   1.1        $   1.3
Acquisitions                                                  7.0            1.1            1.6
Repurchases Net of Stock Issuances                           (2.9)           3.3             --
-----------------------------------------------------------------------------------------------
Total Uses of Free Cash Flow                              $   4.0        $   5.5        $   2.9
-----------------------------------------------------------------------------------------------


The USES OF FREE CASH FLOW shows that capital has been used to support goodwill and other assets acquired through acquisition and for share repurchases. The line "Increases (Decreases) in Capital Ratios" represents the amount of capital retained causing the Firm's capital ratios to rise (or fall) from targeted levels.

During 2000, $4.0 billion of free cash flow was generated, 27% less than 1999 due to lower cash operating earnings. During 2000, less capital was needed to support internal growth or to bolster capital ratios. The cash flow generated in 2000 was principally earmarked to support the Flemings acquisition.

DIVIDENDS: In the first quarter of 2000, JPMorgan Chase raised the quarterly cash dividend on its common stock to $0.32 per share from $0.27 per share. The Firm's current dividend policy is to pay common stock dividends equal to approximately 25% to 35% of operating earnings, less preferred stock dividends. Future dividend policies will be determined by the Board of Directors after taking into consideration the Firm's earnings and financial condition and applicable governmental regulations and policies.

BUYBACKS: During 2000, each heritage firm repurchased, under previously announced authorizations, an aggregate of almost $3 billion (73 million shares) of their common equity. Both companies terminated their share repurchase programs in 2000 (J.P. Morgan in September and Chase in October). During 2000, approximately 60 million shares (from treasury) were issued under various employee stock option and other stock-based plans. Additionally, 69 million shares were issued (from treasury) in connection with acquisitions, and 22 million shares were issued (from treasury) for the accelerated distribution of J.P. Morgan stock as a result of the merger.

REGULATORY CAPITAL: JPMorgan Chase is subject to regulation under state and federal law, including the Bank Holding Company Act of 1956 ("the Act"). The Act was amended by the Gramm-Leach-Bliley Act, which allows financial holding companies (a defined term) to engage in activities that are "financial in nature," and to own, to a greater extent than previously permitted, securities of companies engaged in non-banking activities. The Firm was granted financial holding company status on March 13, 2000.

The Firm's primary federal banking regulator, the Federal Reserve Board, establishes minimum capital requirements and leverage ratios for the consolidated financial holding company and for state-chartered bank subsidiaries, including The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York. Management anticipates that these bank subsidiaries will merge in the third quarter of 2001. The Office of the Comptroller of the Currency establishes similar capital requirements and leverage ratios for national bank subsidiaries, including Chase Manhattan Bank USA, N.A.


JPMORGAN CHASE Annual Report 2000     44

These risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into categories, with higher levels of capital being required for categories perceived as representing greater risk. Capital is divided into two tiers: Tier 1 Capital and Tier 2 Capital. In addition to retained earnings, the Federal Reserve permits the Firm to raise Tier 1 and Tier 2 Capital by issuing different types of financial instruments to the public. These financial instruments then are classified as either Tier 1 or Tier 2, depending upon their terms and the types of conditions or covenants they place upon the issuer.

Tier 1 Capital includes securities with no fixed maturity date, such as common stock, nonredeemable perpetual preferred stock and the minority interest of unconsolidated affiliates (which may include securities commonly referred to as "trust preferreds"). Tier 2 Capital includes subordinated long-term debt and similar instruments and "qualified loan loss reserves," such as the allowance for loan losses. The amount of subordinated long-term debt that may be included in Tier 2 Capital may not exceed more than 50% of the issuer's Tier 1 Capital. In addition, the capital treatment accorded long-term subordinated debt is reduced as it approaches maturity. Qualified loan loss reserves may be included in Tier 2 Capital up to 1.25% of risk-weighted assets. Total Tier 2 Capital is limited to 100% of Tier 1 Capital.

The graph below shows the risk-based capital ratios of JPMorgan Chase over the last five years. The table below shows the components of the Firm's Tier 1 and Total Capital.

RISK BASED CAPITAL RATIOS

[LINE GRAPH PLOT POINTS]

At December 31
      Total Capital   Tier 1 Capital    Tier 1 Leverage
1996      12.3%             8.5%             5.8%
1997      11.7              7.9              5.4
1998      11.9              8.2              5.3
1999      12.3              8.5              5.9
2000      12.0              8.5              5.4

December 31, (in millions)                      2000          1999
------------------------------------------------------------------
TIER 1 CAPITAL
Common Stockholders' Equity                  $41,062       $34,863
Nonredeemable Preferred Stock                  1,271         1,372
Minority Interest(a)                           4,662         4,451
Less: Goodwill and Investments
       in Certain Subsidiaries                 8,783         3,628
      Nonqualifying Intangible Assets            631            80
------------------------------------------------------------------
Tier 1 Capital                               $37,581       $36,978
------------------------------------------------------------------
TIER 2 CAPITAL
Long-Term Debt and Other Instruments
  Qualifying as Tier 2                        12,833        12,855
Qualifying Allowance for Credit Losses         3,955         4,059
Less: Investment in Certain Subsidiaries         917           472
------------------------------------------------------------------
Tier 2 Capital                                15,871        16,442
------------------------------------------------------------------
Total Qualifying Capital                     $53,452       $53,420
------------------------------------------------------------------

(a) Minority interest includes trust preferred stocks of certain business trust subsidiaries and the preferred stock of a Real Estate Investment Trust subsidiary of JPMC. For a further discussion, see Notes 13 and 14.


                                           45  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.

CREDIT RISK MANAGEMENT

> CREDIT RISK MANAGEMENT AT JPMORGAN CHASE EMBODIES PRACTICES EMBRACED BY BOTH
  HERITAGE FIRMS

> PROCESSES IN PLACE ARE INTENDED TO ENSURE CREDIT RISK INSTRUMENTS ARE
  ACCURATELY ASSESSED, PROPERLY APPROVED AND CONTINUOUSLY MONITORED

> INDEPENDENT CREDIT RISK MANAGEMENT FUNCTIONS EXIST WITHIN EACH MAJOR BUSINESS
  UNIT

Credit risk is the risk of loss due to borrower or counterparty default. This risk is managed at both the transaction and portfolio levels. Credit risk management processes are highly disciplined and are designed to preserve the independence and integrity of the risk assessment process, as well as integrate effectively with business management.

RISK MEASUREMENT

Credit risk management begins with an assessment of the risk of loss resulting from the default by a borrower or counterparty. All credit exposures are assessed, whether on or off-balance sheet. These exposures include loans, receivables under derivative and foreign exchange contracts, and lending-related commitments (e.g., letters of credit and undrawn commitments to extend credit).

Using statistical techniques, estimates are made of both expected losses (on average, over a cycle) and unexpected losses for each segment of the portfolio. Unexpected losses represent the potential volatility of actual losses relative to the expected level of loss. These estimates drive the credit cost and capital allocations to each business unit and are incorporated into each unit's SVA measurement. Consequently, the credit risk profile of each business unit is an important factor in assessing its performance.

Expected credit losses alone are not key indicators of risk. For commercial assets, if losses were entirely predictable, the expected loss rate could be factored into product prices and covered as a normal and recurring cost of doing business. Unexpected losses (i.e., the volatility or uncertainty of loss rates relative to expected levels) are what creates risk and represents the primary concern of credit risk management.

The risks of the consumer and commercial portfolios are markedly different. Broadly speaking, losses on consumer exposures are more predictable, less volatile and less cyclical than losses on commercial exposures. For the latter, the loss volatility can be much greater over the course of an economic cycle. In 2000, the Firm incurred $1.98 billion in net losses on its managed consumer portfolio and $400 million in commercial losses. Both consumer and commercial losses were within their expected loss ranges.

CREDIT RISK - LOSS PROVISIONS AND CAPITAL ALLOCATION

The Firm uses its estimates of expected loss and loss volatility to set risk-adjusted loss provisions and to allocate credit risk capital by portfolio segment. Within the consumer businesses, allocations are differentiated by product and product segment. In the commercial portfolio, allocations are differentiated by risk rating, maturity and industry. Off-balance sheet exposures are converted to loan equivalent amounts, based on their probability of being drawn, before applying the expected loss and capital factors.

RISK MANAGEMENT PROCESSES

The credit risk management process is guided by policies and procedures established by the Chief Credit Officer. At both the business unit and corporate level, disciplined processes are in place. The processes are intended to ensure risks are accurately assessed, properly approved and continuously monitored.

In addition to establishing corporate-wide policies and procedures, the Chief Credit Officer has primary responsibility for the credit risk measurement framework, allocating the cost of credit, evaluating the risk profile and assessing concentration risks, setting limits to provide for adequate portfolio diversification, delegating approval authorities and managing problem assets.

Within each major business unit, there is an independent credit risk management function that reports jointly to the business executive and the Chief Credit Officer. These units are responsible for managing credit decisions made on a day-to-day basis. They approve significant new transactions and product offerings, have the final authority over credit risk assessments and monitor the credit risk profile of the business unit's portfolio.

CREDIT RISK MANAGEMENT FOR COMMERCIAL ASSETS

Within the commercial sector, credit risk management begins with the client selection process. A global industry approach helps the Firm to monitor and re-evaluate a given industry's risk profile; exposures thus can be effectively managed in industries which are considered to have an increasing risk profile. The Firm's international strategy, particularly in emerging markets, is to focus on the largest, leading firms with cross-border financing needs.


JPMORGAN CHASE Annual Report 2000  46

Concentration management remains a key tool in managing commercial credit risk. The Firm manages concentrations by obligor, risk grade, industry, product and geographic location. Concentration management also is enhanced by the Firm's strategy of loan origination for distribution as well as the purchase of credit protection.

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

CREDIT-RELATED PORTFOLIO

The following table presents a summary of managed credit-related information for the dates indicated.

As of or for the Year Ended                  Credit-Related          Nonperforming                         Past Due 90 Days and
December 31,                                      Assets                 Assets         Net Charge-offs      Over and Accruing
(in millions, except ratios)                 2000        1999      2000         1999     2000      1999     2000        1999
-------------------------------------------------------------------------------------------------------------------------------
Commercial Loans                         $119,460    $114,918    $1,434       $1,299   $  400    $  576    $  99       $  81
Derivative and FX Contracts                76,373      76,736        37           34       NA        NA       --           1
Consumer Loans(a)                         114,461     106,029       384          438    1,977     2,164      788         710
-------------------------------------------------------------------------------------------------------------------------------
Charge to Conform to FFIEC Policy(b)                                                       93        --
-------------------------------------------------------------------------------------------------------------------------------
Total Managed Credit-Related             $310,294    $297,683    $1,855       $1,771   $2,470    $2,740    $ 887       $ 792
Assets Acquired as Loan Satisfactions                                68          102
-------------------------------------------------------------------------------------------------------------------------------
Total Nonperforming Assets                                       $1,923       $1,873
-------------------------------------------------------------------------------------------------------------------------------

As of or for the Year Ended                 Average Annual
December 31,                              Net Charge-off Rate
(in millions, except ratios)               2000        1999
-----------------------------------------------------------
Commercial Loans                           0.33%       0.50%
Derivative and FX Contracts                  NA         NA
Consumer Loans(a)                          1.82        2.10
-----------------------------------------------------------
Charge to Conform to FFIEC Policy(b)
-----------------------------------------------------------
Total Managed Credit-Related               1.08%       1.26%
Assets Acquired as Loan Satisfactions
-----------------------------------------------------------
Total Nonperforming Assets
-----------------------------------------------------------


(a) Includes securitized credit cards. For a further discussion of credit card securitizations, see page 25.

(b) In 2000, JPMC incurred a $93 million charge to conform its policies to the Federal Financial Institutions Examination Council's ("FFIEC") revised policy establishing uniform guidelines for charge-offs of consumer loans to delinquent, bankrupt, deceased and fraudulent borrowers. Of this total amount, $12 million related to credit cards on the balance sheet, $13 million related to securitized credit cards, $35 million related to residential mortgages, $30 million related to auto financings and $3 million related to other loans.

NA- Not applicable. Derivative and FX contracts are marked-to-market, and valuation adjustments are included in trading revenues.

2000 HIGHLIGHTS

> IN AN INCREASINGLY CHALLENGING ENVIRONMENT, THE OVERALL QUALITY OF
  CREDIT-RELATED ASSETS IN THE COMMERCIAL AND CONSUMER PORTFOLIOS REMAINED
  STABLE

> TOTAL MANAGED NET CHARGE-OFFS FOR THE YEAR WERE DOWN 10%

> TOTAL NONPERFORMING ASSETS INCREASED BY 3%

JPMorgan Chase's managed credit-related assets totaled $310 billion at December 31, 2000, an increase of $12.6 billion or 4% from year-end 1999, reflecting increased domestic commercial and consumer borrowing, partially offset by lower foreign consumer loans. The portfolio continues to be relatively well-balanced between commercial and consumer assets. At December 31, 2000, consumer assets represented 37% of the total managed credit-related portfolio, compared with 36% at December 31, 1999.

MANAGED CREDIT-RELATED ASSETS

[BAR GRAPH PLOT POINTS]

in billions          Derivative and
       Commercial     FX Contracts     Consumer
------------------------------------------------
1999     114.9           76.7             106.0
2000     119.5           76.4             114.5


This graph shows the balance between consumer and commercial credit-related assets over the last two years.


                                           47  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.


COMMERCIAL PORTFOLIO

The following table presents commercial credit-related information for the dates indicated.


As of or for the Year Ended                       Credit-Related                 Nonperforming
December 31,                                           Assets                        Assets                    Net Charge-offs
(in millions, except ratios)                    2000           1999           2000           1999           2000            1999
---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
Domestic Commercial:
  Commercial and Industrial                 $ 64,031       $ 58,563       $    727       $    411       $    269        $    216
  Commercial Real Estate                       4,834          6,007             65             51             (5)            (14)
  Financial Institutions                       7,342          6,623             29             12             26              70
---------------------------------------------------------------------------------------------------------------------------------
Total Domestic Commercial Loans               76,207         71,193            821            474            290             272
Foreign Commercial:
  Commercial and Industrial                   37,002         38,067            556            688            118             301
  Commercial Real Estate                       1,470            362              9             --             --              --
  Financial Institutions                       3,976          3,779             13             96             (8)              5
  Foreign Governments                            805          1,517             35             41             --              (2)
---------------------------------------------------------------------------------------------------------------------------------
Total Foreign Commercial Loans                43,253         43,725            613            825            110             304
---------------------------------------------------------------------------------------------------------------------------------
Total Commercial Loans                       119,460        114,918          1,434          1,299            400             576
---------------------------------------------------------------------------------------------------------------------------------
DERIVATIVE AND FX CONTRACTS
  Commercial and Industrial(a)                30,874         30,579             11             --             NA              NA
  Financial Institutions                      45,499         46,157             26             34             NA              NA
---------------------------------------------------------------------------------------------------------------------------------
Total Derivative and FX Contracts             76,373         76,736             37             34             NA              NA
---------------------------------------------------------------------------------------------------------------------------------
Total Commercial Credit-Related             $195,833       $191,654       $  1,471       $  1,333       $    400        $    576
---------------------------------------------------------------------------------------------------------------------------------


As of or for the Year Ended                      Past Due 90 Days and             Average Annual
December 31,                                     Over and Accruing              Net Charge-off Rate
(in millions, except ratios)                     2000            1999          2000              1999
------------------------------------------------------------------------------------------------------
COMMERCIAL LOANS
Domestic Commercial:
  Commercial and Industrial                  $     95        $     52          0.43%             0.41%
  Commercial Real Estate                            3               5            NM                NM
  Financial Institutions                           --              --          0.32              1.10
------------------------------------------------------------------------------------------------------
Total Domestic Commercial Loans                    98              57          0.38              0.42
Foreign Commercial:
  Commercial and Industrial                         1               4          0.29              0.66
  Commercial Real Estate                           --              --            --                --
  Financial Institutions                           --              20            NM              0.15
  Foreign Governments                              --              --            --                NM
------------------------------------------------------------------------------------------------------
Total Foreign Commercial Loans                      1              24          0.25              0.60
------------------------------------------------------------------------------------------------------
Total Commercial Loans                             99              81          0.33              0.50
------------------------------------------------------------------------------------------------------
DERIVATIVE AND FX CONTRACTS
  Commercial and Industrial(a)                     --               1            NA                NA
  Financial Institutions                           --              --            NA                NA
------------------------------------------------------------------------------------------------------
Total Derivative and FX Contracts                  --               1            NA                NA
------------------------------------------------------------------------------------------------------
Total Commercial Credit-Related              $     99        $     82          0.33%             0.50%
------------------------------------------------------------------------------------------------------

(a) Includes foreign governments.

NA- Not applicable. Derivative and FX contracts are marked-to-market, and valuation adjustments are included in trading revenues.

NM- Not meaningful.

COMMERCIAL CREDIT-RELATED
ASSETS-RISK PROFILE

[BAR GRAPH PLOT POINTS]

                                                     1999           2000
-------------------------------------------------------------------------
Investment Grade Equivalent                          68.1%          67.0%
Below Investment Grade Performing                    31.2           32.2
Nonperforming                                         0.7            0.8

This graph highlights the percentage of investment grade equivalents over the past two years. The balances include derivative and FX contracts.

JPMORGAN CHASE ORIGINATES FOR DISTRIBUTION

The Firm's business strategy remains one of origination for distribution: The majority of the Firm's wholesale loan originations were distributed into the marketplace, permitting continued revenue growth while managing loan portfolio growth. In addition, the Firm's SVA discipline continues to discourage the retention of loan assets that do not generate a positive return above the cost of risk-adjusted capital. SVA remains a critical discipline in selecting loan assets to add to the Firm's balance sheet, particularly when combined with other credit and capital management disciplines (e.g., credit derivatives).

PURCHASE OF CREDIT PROTECTION

Since December 1997, JPMorgan Chase has entered into several Collateralized Loan Obligations ("CLO") (cash and synthetic) totaling approximately $20 billion in notional amount that have allowed the Firm to reduce the credit risk on loans, loan commitments and derivatives. This reduction was accomplished using credit default swaps and securities, which transfer the credit risk into the capital markets. The structures provide protection on all exposures to a referenced counterparty. In some transactions, the Firm retained the first risk of loss tranche which totaled $194 million. In other transactions, the Firm sold the first loss tranche and retained the senior loss tranche. As a result of these structures, the Firm was able to reduce economic capital by approximately $216 million as of December 31, 2000. These structures also reduced risk-adjusted assets by approximately $2.3 billion as of December 31, 2000, thereby increasing the Firm's Tier 1 and Total risk-based capital ratios by 4 basis points (0.04%) and 6 basis points (0.06%), respectively. These transactions have allowed the Firm to reposition the credit risks associated with $11.3 billion of on-balance sheet exposure to off-balance sheet entities having, in management's view, AAA credit quality. In addition to the CLOs, the Firm has entered into single name credit default swaps totaling approximately $19 billion in notional amount.


JPMORGAN CHASE Annual Report 2000  48

STABLE COMMERCIAL CREDIT QUALITY

The segment of the commercial portfolio with a profile equivalent to investment grade ratings continues to represent a majority of the portfolio. At December 31, 2000, 67% of the Firm's commercial credit-related assets were investment grade (as defined by the Firm's internal credit grading), while approximately 32% were below investment grade performing assets. In addition, commercial nonperforming assets increased $138 million during 2000 but remained less than 1% of the total commercial credit-related portfolio.

NET CHARGE-OFFS

In 2000, commercial net charge-offs declined by $176 million, or 31%, compared with 1999. The decline was primarily the result of lower net charge-offs in Asia, partially offset by higher charge-offs in North America and Europe. The net charge-off rate on average commercial loans was 0.33% for 2000 and 0.50% for 1999. The Firm expects that the annual commercial loan net charge-off rate, over time, will be in the range of 40 - 60 basis points (0.40% -0.60%) and anticipates commercial net charge-offs for full-year 2001 will fall within this range.

DIVERSIFICATION

The Firm remains highly focused on diversifying its commercial credit-related assets. The graph below displays the Firm's 10 largest credit-related industry groups.

> Commercial Banking, the largest industry group, continues to reflect the Firm's market-leading position in derivatives and in providing credit to this industry. The underlying exposures represent a high-quality portfolio, predominantly investment grade.

> The second largest industry group represents extensions of credit to clients of the Firm's Investment Management, Private Banking and discount brokerage businesses. It is a highly diversified, primarily investment grade portfolio due to its broad base of clients and the secured nature of a significant portion of the portfolio.

> The third largest industry group is Holding and Investment Companies. The underlying exposures in this category are not highly correlated, resulting in a diversified, high-quality portfolio.

> The remaining industry groups contribute to the further diversification of total commercial outstandings. These industry groups, including
  Telecommunications Services, are continuously monitored with respect to risk profile and industry composition.

DIVERSIFICATION OF INDUSTRY PROFILE-10 LARGEST INDUSTRIES

[BAR GRAPH PLOT POINTS]

                                              Investment Grade     Below Investment   Investment Grade  Below Investment
                                                 Equivalent           Grade             Equivalent       Grade
in billions                                                 1999                                   2000
---------------------------------------------------------------------------------------------------------------
Commercial Banking                                 $34.5             $3.7             $34.2            $3.9
Investment Management / Private Banking             12.0              4.6              13.2             3.2
Holding & Investment Companies                      18.7              2.3               9.5             2.7
Securities Brokers, Dealers, Exchanges               9.4              1.3               9.9             1.2
Telecommunications Services                          2.1              1.9               6.4             3.5
Real Estate                                          4.3              3.9               4.3             3.2
Central Government                                   1.8              0.9               5.1             0.8
Investment & Pension Funds                           3.6              1.2               4.3             1.3
Oil & Gas Exploration/Production                     2.5              2.7               2.5             2.8
Finance Companies                                    3.3              0.8               3.9             0.6

This graph shows the Firm's broad diversification across industries and its high-quality commercial lending exposure. The balances include derivative and FX instruments. These industry risk profiles take into consideration the benefit of collateral.

COMMERCIAL LOANS

Commercial and Industrial: The commercial and industrial ("C&I") portfolio consists primarily of loans made to large corporate and middle market customers. The domestic C&I portfolio increased $5.5 billion from 1999 year-end. Non-performing domestic C&I loans increased over 1999, while net charge-offs in 2000 were $269 million, or 0.43% of the average portfolio, higher in both absolute dollar and percentage terms relative to 1999. However, charge-offs remained at a low level, indicative of the continued diversification and credit quality of the portfolio.

The foreign C&I portfolio totaled $37.0 billion at December 31, 2000, representing a $1.1 billion decline in outstandings from 1999 year-end levels. Nonperforming foreign C&I loans declined by $132 million due, in large part, to the continued decline in Asian nonperforming loans. Net charge-off levels for 2000 decreased from the prior year by $183 million, or 61%. The decline reflects lower charge-offs in Asia in 2000.


                                           49  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.

Commercial Real Estate: The commercial real estate portfolio represents loans secured primarily by real property (other than loans secured by mortgages on 1-4 family residential properties, which are included in the consumer loan portfolio). Management continues to monitor carefully this portfolio. Domestic commercial real estate loans decreased $1.2 billion from 1999, principally as a result of ongoing syndications, securitizations, sales and repayments. The increase in foreign commercial real estate loans in 2000 was primarily the result of the acquisition of Flemings.

Financial Institutions: The financial institutions portfolio includes loans to commercial banks and companies whose businesses primarily involve lending, financing, investing, underwriting or insurance.

Loans to financial institutions increased $0.9 billion in 2000 from 1999 levels, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans decreased by $66 million in 2000, entirely in the foreign portfolio. The total portfolio experienced net charge-offs of $18 million in 2000, compared with $75 million in 1999.

DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

In the normal course of business, the Firm utilizes derivative and foreign exchange financial instruments to meet the financial needs of its customers, to generate revenues through its trading activities and to manage its exposure to fluctuations in interest and currency rates.

The Firm uses the same credit risk management procedures when entering into derivative and foreign exchange transactions as those used for traditional lending products.

The Firm's primary counterparties in derivative and foreign exchange transactions are investment grade financial institutions, most of which are dealers in these products.

Many of the Firm's derivative and foreign exchange contracts are short term, which also mitigates credit risk, since these transactions settle quickly. The table below provides the remaining maturities of derivative and foreign exchange contracts outstanding at December 31, 2000 and 1999. The maturity profile remained relatively consistent with the prior year.

At December 31, 2000, nonperforming derivative contracts were $37 million, compared with $34 million at December 31, 1999, insignificant when compared with total derivative and FX contracts.


MATURITY PROFILE

                                              2000                                                  1999
                         Interest      Foreign            Equity,                  Interest       Foreign           Equity,
                             Rate     Exchange      Commodity and                      Rate      Exchange     Commodity and
December 31,            Contracts    Contracts    Other Contracts   Total         Contracts     Contracts   Other Contracts   Total
-----------------------------------------------------------------------------------------------------------------------------------
Less than 1 year             12%         89%                40%       28%             13%           84%           37%           29%
1 to 5 years                 45           9                 57        41              43            14            45            39
Over 5 years                 43           2                  3        31              44             2            18            32
------------------------------------------------------------------------------------------------------------------------------------
Total                       100%        100%               100%      100%            100%          100%          100%          100%
------------------------------------------------------------------------------------------------------------------------------------

Percentages are based upon remaining contract life of mark-to-market exposure amounts.

CROSS-BORDER EXPOSURE

The Firm has an extensive country risk process to aid in managing its cross-border exposures. As part of this process, the Firm includes both its credit-related lending and trading exposures in assessing its cross-border risk. At December 31, 2000, the Firm's combined exposures in emerging markets in Latin America and Asia totaled 2.7% of total managed assets. JPMorgan Chase has reduced emerging Latin American exposure by 20% and emerging Asian exposure (excluding countries rated AA- and above) by 2% during 2000. These reductions reflected a strategy to lower the Firm's exposure as a result of the increased risk profile of these markets.

Management believes the current level of cross-border exposure continues to reflect appropriate levels of capital at risk, given its business mix. At these levels of risk, the Firm remains committed to these markets.


JPMORGAN CHASE Annual Report 2000  50

The table to the right presents JPMorgan Chase's cross-border exposure to selected countries based upon management's view of this exposure, which takes into account both cross-border and local exposures of traditional lending and trading products. It also considers the impact of credit derivatives at their notional or contract value when the Firm has either bought or sold credit protection with counterparties located outside the respective country.

SELECTED COUNTRY EXPOSURE (a)


                                             2000                                        1999
                                          Gross Local                     Net             Net
December 31,     Lending-      Trading-     Country      Less Local   Cross-Border   Cross-Border
(in billions)    Related(b)   Related(c)    Assets       Funding(d)    Exposure(a)    Exposure (a)
--------------------------------------------------------------------------------------------------
Mexico            $1.4          $1.4          $0.8        $ (0.5)        $3.1            $3.7
Brazil             0.8           0.5          2.4           (1.1)         2.6             2.7
Argentina          1.3           0.6          0.4           (0.1)         2.2             3.7
--------------------------------------------------------------------------------------------------
South Africa       0.2           1.0          0.1           (0.1)         1.2             2.4
--------------------------------------------------------------------------------------------------
Japan(e)           3.8           9.6          5.4           (3.5)        15.3            10.6
Indonesia          0.8           0.1           --             --          0.9             1.1
--------------------------------------------------------------------------------------------------
Turkey             0.3           0.3          0.5           (0.2)         0.9             0.9
Russia              --           0.2           --             --          0.2             0.2
--------------------------------------------------------------------------------------------------


(a) Cross-border disclosure is based on management's view of the determination of cross-border risk. Under management's view, resale agreements are reported by the country of the counterparty of the transaction (rather than the country of the issuer of the underlying security); net short security sales to the same issuer can be used to offset long positions in the same country; and credit derivatives are treated as trading positions and used to reduce or increase exposure within a country by the notional amount of the derivative.

(b) Lending-related includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, resale agreements and undrawn commitments to extend credit (all adjusted for the impact of credit derivatives).

(c) Trading-related includes cross-border trading debt and equity instruments adjusted for the impact of credit derivatives and the mark-to-market exposure of derivative and foreign exchange contracts. The amounts associated with derivative and foreign exchange contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(d) Local country funding is included only up to the amount of local country assets.

(e) The increase in exposure for Japan is primarily due to the impact of exchange rates on the foreign exchange and derivatives portfolio.

CONSUMER PORTFOLIO

As of or for the Year Ended                    Credit-Related                 Nonperforming
December 31,                                        Assets                        Assets                       Net Charge-offs(d)
(in millions, except ratios)                 2000           1999           2000              1999              2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
CONSUMER LOANS
Domestic Consumer:
  1-4 Family Residential Mortgages       $ 50,302       $ 44,312           $269          $    286          $     36       $     29
  Credit Card - Reported                   18,495         15,633             26(c)             40(c)            693            828
  Credit Card Securitizations(a)           17,871         17,939             --                --               977            993
-----------------------------------------------------------------------------------------------------------------------------------
  Credit Card - Managed                    36,366         33,572             26                40             1,670          1,821
  Auto Financings                          19,802         18,442             76                83                89             81
  Other Consumer(b)                         7,361          6,902              6                 7               153            196
-----------------------------------------------------------------------------------------------------------------------------------
Total Domestic Consumer                   113,831        103,228            377               416             1,948          2,127
Foreign Consumer(e)                           630          2,801              7                22                29             37
-----------------------------------------------------------------------------------------------------------------------------------
Total Consumer Loans                     $114,461       $106,029           $384          $    438          $  1,977       $  2,164
-----------------------------------------------------------------------------------------------------------------------------------

As of or for the Year Ended                Past Due 90 Days and                 Average Annual
December 31,                                 Over and Accruing              Net Charge-off Rate(d)
(in millions, except ratios)                 2000           1999              2000          1999
--------------------------------------------------------------------------------------------------
CONSUMER LOANS
Domestic Consumer:
  1-4 Family Residential Mortgages       $      2       $     --              0.08%           0.07%
  Credit Card - Reported                      327            280              5.00            5.82
  Credit Card Securitizations(a)              387            348              5.20            5.60
--------------------------------------------------------------------------------------------------
  Credit Card - Managed                       714            628              5.12            5.70
  Auto Financings                               1              2              0.46            0.45
  Other Consumer(b)                            69             65              2.22            2.80
--------------------------------------------------------------------------------------------------
Total Domestic Consumer                       786            695              1.84            2.13
Foreign Consumer(e)                             2             15              1.24            1.11
--------------------------------------------------------------------------------------------------
Total Consumer Loans                     $    788       $    710              1.82%           2.10%
--------------------------------------------------------------------------------------------------


(a) Represents the portion of credit card receivables that have been securitized. For a further discussion of credit card securitizations, see page 25.

(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured revolving lines of credit.

(c) Includes currently performing loans placed on a cash basis because of concerns as to collectibility.

(d) Excludes the effect of the FFIEC-related charge of $93 million.

(e) The decrease reflects the sale of the retail operations in Hong Kong and Panama.

JPMorgan Chase's consumer portfolio consists primarily of mortgages, credit cards and auto financings. This portfolio is domestic and continues to be geographically well-diversified.

The Firm's managed consumer portfolio totaled $114 billion at December 31, 2000, an increase of $8 billion or 8% during 2000. The following pie graph provides summary of the consumer portfolio by loan type and their related charge-off rates. The Firm's largest component, residential mortgage loans, comprised 44% of the total consumer portfolio and primarily is secured by first mortgages.


                                           51  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.

The credit card portfolio, which accounted for 32% of consumer outstandings, showed a significant improvement in its charge-off rate in 2000. Auto financings, which accounted for 17% of consumer outstandings, experienced stable charge-off rates. Other domestic consumer (installment/revolving loans), which accounted for 6% of the consumer portfolio, reflected improved charge-off rates during 2000.

CONSUMER MANAGED LOAN PORTFOLIO

[PIE CHART PLOT POINTS]


                                   Percentage of each loan
                                   category to total managed
                                   consumer loan portfolio
                                   -------------------------
Foreign Consumer                          1%
  Charge-off Rate:~
    2000 - 1.24%~
    1999 - 1.11%
Other Domestic Consumer                   6%
  Charge-off Rate:~
    2000 - 2.22%~
    1999 - 2.80%
Auto                                     17%
  Charge-off Rate:~
    2000 - 0.46%
    1999 - 0.45%
Domestic Residential Mortgage            44%
  Charge-off Rate:~
    2000 - 0.08%~
    1999 - 0.07%
Domestic Credit Card Managed             32%
  Charge-off Rate:~
    2000 - 5.12%~
    1999 - 5.70%

The graph above shows average annual charge-off rates by various consumer categories and the percentage of each loan category to the total managed consumer loan portfolio at December 31, 2000. The charge-off rate for the entire consumer portfolio was 1.82% in 2000, a decrease from 2.10% in 1999. Charge-off rates for 2000 exclude the effect of the FFIEC-related charge of $93 million.

CONSUMER LOANS BY GEOGRAPHIC REGION

                                               Residential                   Managed Credit                      Auto
                                             Mortgage Loans                    Card Loans                     Financings
December 31, (in millions)                 2000         1999               2000         1999               2000        1999
----------------------------------------------------------------------------------------------------------------------------
New York City                           $ 5,537       $5,962            $2,146        $2,058            $1,762       $1,577
New York (Excluding New York City)        3,774        2,109             2,227         2,166               793          827
Remaining Northeast                       7,332        6,259             6,563         6,183             4,445        4,070
----------------------------------------------------------------------------------------------------------------------------
Total Northeast                          16,643       14,330            10,936        10,407             7,000        6,474
Southeast                                 7,043        5,690             6,884         6,238             3,372        2,991
Midwest                                   3,747        3,223             7,135         6,260             2,206        1,823
Texas                                     2,686        3,575             2,952         2,721             3,338        3,668
Southwest (Excluding Texas)               1,406        1,205             1,720         1,578               869          853
California                               14,504       12,519             4,455         4,286             2,397        2,135
West (Excluding California)               4,273        3,770             2,284         2,082               620          498
Foreign(a)                                  292        1,522                 6           746                22           45
----------------------------------------------------------------------------------------------------------------------------
Total                                   $50,594      $45,834           $36,372       $34,318           $19,824      $18,487
----------------------------------------------------------------------------------------------------------------------------

(a) The decrease reflects the sale of the retail operations in Hong Kong and Panama.

CONSUMER LOANS

Residential Mortgage Loans: Domestic 1-4 family residential mortgage loans increased 14% during 2000. Charge-offs for 2000 increased $7 million (24%), when compared with the previous year, while the 2000 net charge-off rate remained low at 0.08%, reflecting the continued strong credit quality of the portfolio.

Credit Card Loans: The Firm analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet, as well as credit card receivables that have been securitized.

Domestic managed credit card receivables increased 8% during 2000. The decrease in the net charge-off rate was a result of lower customer bankruptcy levels as well as lower contractual losses. The managed credit card charge-off ratio for 2001 is expected to be similar to full-year 2000; although total charge-offs are expected to increase for 2001.

Auto Financings: Auto financings increased 7% from 1999, reflecting strong consumer demand during the second half of 2000 due to favorable pricing programs. The 2000 charge-off rate of 0.46% is indicative of this portfolio's selective approach to asset origination.

Other Consumer Loans: Other domestic consumer loans increased 7% from 1999. The decrease in net charge-offs in 2000 reflects improved credit performance and the sale of an underperforming segment of this portfolio.


JPMORGAN CHASE Annual Report 2000  52

ALLOWANCE FOR CREDIT LOSSES

LOANS

JPMorgan Chase's Allowance for Loan Losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are specific and expected loss components and a residual component.

The specific loss component covers those commercial loans deemed by the Firm to be criticized. The Firm internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

All nonperforming loans are characterized as either doubtful or substandard. Non-performing commercial loans are considered to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For the purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. The criticized but still performing loans also are evaluated as a pool using historical loss rates.

The expected loss component covers performing commercial loans (except criticized loans) and consumer loans.

Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in JPMorgan Chase's credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans and by product for consumer loans.

The expected loss estimates for each consumer loan portfolio are based primarily on the Firm's historical loss experience for the applicable portfolio.

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

Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties also could relate to current macro economic and political conditions, the impact of currency devaluations on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

The Firm's Risk Management Committee reviews, at least quarterly, the Allowance for Loan Losses relative to the risk profile of the Firm's credit portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted.

The specific loss component increased 13% from year-end 1999 due to an increase in loans deemed by the Firm to be criticized. The expected loss component decreased 7% from year-end 1999, principally due to improvement in consumer credit loan quality during 2000. The residual component at December 31, 2000 was 19%, compared with 18% at 1999 year-end.

As of December 31, 2000, management deems its allowance to be adequate (i.e., sufficient to absorb losses that currently may exist but are not yet identifiable).

LENDING-RELATED COMMITMENTS

To provide for risk of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio.


ALLOWANCE COMPONENTS

                                                                Lending-Related
                                      Loans                        Commitments
                              --------------------           ---------------------
December 31, (in millions)      2000          1999           2000            1999
----------------------------------------------------------------------------------
Specific Loss                 $  602         $ 535           $ 76            $ 99
Expected Loss:
  Consumer                     1,444         1,657             --              --
  Commercial                     919           887            174             169
----------------------------------------------------------------------------------
    Total Expected Loss        2,363         2,544            174             169
Residual Component               700           659             33              27
----------------------------------------------------------------------------------
Total                         $3,665         $3,738          $283            $295
----------------------------------------------------------------------------------


                                           53  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.

MARKET RISK MANAGEMENT


> MARKET RISK MANAGEMENT CONTINUES TO ENCOMPASS THE ROBUST AND DISCIPLINED
  PRACTICES IN EFFECT AT BOTH HERITAGE FIRMS

> VALUE-AT-RISK METHODOLOGY AND STRESS TESTING WILL CONTINUE AS CO-EQUAL TOOLS
  IN MANAGING REVENUE VOLATILITY

Market Risk is the risk of loss relating to the change in value of a financial instrument or a portfolio due to changes in the value of market variables, such as interest rates, foreign exchange rates, credit spreads, and equity and commodity prices.

JPMorgan Chase employs a comprehensive approach to market risk management for its trading, investment and asset/liability management ("A/L") portfolios.

Trading portfolios are exposed to market risk because the values of trading positions are sensitive to changes in market prices and rates. Investment and A/L portfolios are affected by market risk because the revenues derived from these activities, such as securities gains and losses and net interest income, are sensitive to changes in interest rates.

Interest rate risk arises from a variety of factors, including differences in timing between the maturities or repricing of assets, liabilities and derivatives. For example, the repricing characteristics of loans and other interest-earning assets do not necessarily match those of deposits, borrowings or other liabilities.

Basis risk is another type of risk to which JPMorgan Chase is exposed in its trading, investment and A/L activities. Basis risk is the difference in the pricing characteristics of two instruments and occurs when the market rates or pricing indices for different financial instruments change at different times or by different amounts. For example, when prime-priced commercial loans are funded with LIBOR-indexed liabilities, there is exposure to the difference between changes in prime and LIBOR rates.

Market risk is managed on a daily basis at JPMorgan Chase and is supervised by the Market Risk Management Group, which functions independently from the business units and consists of professionals located in major markets around the world.

Market risk is primarily controlled through a series of limits, which are used to align corporate risk appetite with risk-taking activities. Value-at-Risk ("VAR") limits and stress-loss advisory limits are approved by the Board of Directors. VAR limits apply at the aggregate corporate and business unit levels. Statistical and nonstatistical limits and stress-loss advisories apply at the trading desk level, along with designations of authorized instruments and maximum tenors. The use of nonstatistical measures and stop-loss advisories, together with VAR limits, reduces the likelihood that potential trading losses will reach daily VAR limits under normal market conditions.

Risk limits are set according to a number of criteria, including relevant market analysis, market liquidity, prior track record, business strategy, and management experience and depth. Risk limits are reviewed regularly to maintain consistency with trading strategies and material developments in market conditions and are updated at least twice a year.

RISK MEASUREMENT

Because no single risk statistic can reflect all aspects of market risk, the Firm utilizes several statistical and nonstatistical risk measures. Combining the two approaches is key to enhancing the stability of revenues from market risk activities because, taken together, these risk measures provide a more comprehensive view of market risk exposure than any single measure.

Risk Measures:

> Value-at-Risk ("VAR")

> Stress Testing

  - Economic Value

  - Net Interest Income ("NII")

> Basis Point Value ("BPV")

> Vulnerability Identification ("VID")

The methodologies used at Chase and J.P. Morgan, Value-at-Risk and stress testing, were generally consistent. Certain aspects of their implementation differed, such as the length of time used, the weighting of historical data and the statistical confidence levels employed (VAR at Chase was calculated at the 99% confidence level, while the comparable measure used at J.P. Morgan was calculated at the 95% confidence level). During 2001, the statistical measures used by JPMorgan Chase will combine the best practices of both heritage firms. VAR and stress testing will remain the predominant risk measurement tools of JPMorgan Chase.


JPMORGAN CHASE Annual Report 2000  54

VALUE-AT-RISK

Value-at-Risk is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. The VAR methodology used at JPMorgan Chase is based on historical simulation, which assumes that actual observed historical changes in market indices, such as interest rates, foreign exchange rates, and equity and commodity prices, reflect possible future changes. Historical simulation methodology permits consistent and comparable measurement of risk across instruments and portfolios.

VAR calculations are performed for all material trading and investment portfolios and for all material market risk-related A/L activities. All statistical models have a degree of uncertainty associated with the assumptions employed. The use of historical simulation for VAR calculations is not as dependent on assumptions about the distribution of portfolio losses as are other VAR methodologies that are parameter-based. Since the VAR methodology is dependent on the quality of available market data, diagnostic information is used to continually evaluate the reasonableness of the VAR model. This information includes the calculation of statistical confidence intervals around the daily VAR estimate and daily "back testing" of VAR against actual financial results.

Daily Earnings at Risk ("DEaR"), a variation of the VAR methodology, was the statistical measure used at J.P. Morgan to estimate the Firm's exposure in normal markets to market risk and to credit risk in the trading derivatives portfolio.

The following table presents VAR information for JPMorgan Chase at December 31, 2000. Due to the complexity of the modeling and the procedural differences at the heritage firms, combined VAR is not available for periods prior to the merger date. Accordingly, disclosure of Chase VAR and J.P. Morgan DEaR information for periods prior to December 31, 2000 is presented separately below. In addition, due to significant differences in the definition of market risk-related revenues used in preparation of histograms at Chase and J.P. Morgan, it is not feasible to include a histogram for fiscal year 2000.

COMBINED JPMORGAN CHASE VAR

At December 31, 2000
(in millions)
-------------------------------------------------------------------------------
Trading Portfolio                                                        $ 51
Market Risk-Related A/L Activities                                        102
Less: Portfolio Diversification                                           (35)
-------------------------------------------------------------------------------
Aggregate VAR                                                            $118
-------------------------------------------------------------------------------

Although no single risk statistic can reflect all aspects of market risk, the tables that provide a meaningful overview of the market risk exposure at each heritage firm for the dates presented.

CHASE AGGREGATE VAR

                                        Year Ended December 31, 2000      At December 31,     At December 31,
                                      -----------------------------------------------------------------------
                                       Average     Minimum    Maximum        2000                   1999
(in millions)                            VAR         VAR        VAR            VAR                   VAR
-------------------------------------------------------------------------------------------------------------
Trading Portfolio                        $25        $ 20       $ 31            $24                   $23
Market Risk-Related
  A/L Activities (a)                      72          60        107            101                    67
Less: Portfolio Diversification          (19)         NM         NM            (23)                  (16)
-------------------------------------------------------------------------------------------------------------
Aggregate VAR                            $78        $ 68       $105           $102                   $74
-------------------------------------------------------------------------------------------------------------

(a) Substantially all of the risk is interest rate related.

NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

In 2000, Chase posted positive daily market risk-related revenue for 254 out of 259 days, with 88 days exceeding positive $20 million. In 1999, Chase posted positive daily market risk-related revenue for 250 out of 260 days, with 62 days exceeding positive $20 million. Chase incurred no daily trading losses in excess of $20 million in either 2000 or 1999.

CHASE MARKED-TO-MARKET TRADING PORTFOLIO

                                       Year Ended December 31, 2000       At December 31,     At December 31,
                                    -------------------------------------------------------------------------
                                    Average      Minimum      Maximum        2000                   1999
(in millions)                         VAR          VAR          VAR           VAR                    VAR
-------------------------------------------------------------------------------------------------------------
Interest Rate                         $20          $15          $27          $19                    $20
Foreign Exchange                        4            2            8            4                      3
Equities                                5            2            9            6                      7
Commodities                             5            3            7            4                      3
Hedge Fund Investments                  5            3            5            4                      3
Less: Portfolio Diversification       (14)          NM           NM          (13)                   (13)
-------------------------------------------------------------------------------------------------------------
Total Trading VAR                     $25          $20          $31          $24                    $23
-------------------------------------------------------------------------------------------------------------

NM- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, Chase's average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.


                                           55  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. MORGAN CHASE & Co.

The average market risk DEaR for trading activities at J.P. Morgan declined 10% to $26 million in 2000, primarily reflecting lower exposures and lower levels of volatility, compared with 1999. Since DEaR, which is an estimate of potential loss, uses a 95% confidence interval estimate, losses greater than the calculated DEaR projections would be expected 5% of the time over the relevant period. During 2000, J.P. Morgan's DEaR estimates were well within its statistical expectations, as losses in excess of DEaR projections occurred less than 5% of the time.

J.P. MORGAN AGGREGATE DEaR FOR ALL PORTFOLIOS

                         Average          Minimum         Maximum       At December 31,
(in millions)        2000     1999     2000    1999    2000     1999    2000     1999
---------------------------------------------------------------------------------------
Trading              $ 26      $29      $15     $18     $40      $48     $21       $26
Investment(a)           4       26        2       8       9       75       3         9
Aggregate DEaR(b)      28       42       18      20      43       92      21        22
---------------------------------------------------------------------------------------

(a) Investment includes primarily mortgage-backed securities ("MBS"). The decrease in 2000 compared with 1999 is attributable to the change in the size of the MBS portfolio.

(b) Aggregate DEaR includes the impact of portfolio diversification.

J.P. MORGAN DEaR FOR MARKED-TO-MARKET TRADING PORTFOLIOS

                                     2000          1999    DECEMBER 31,    DECEMBER 31,
(IN MILLIONS)                     AVERAGE       AVERAGE           2000           1999
---------------------------------------------------------------------------------------
Interest Rate                         $18           $23            $14            $22
Foreign Exchange                        2             7              1              4
Equities                                8             5              9              4
Commodities                            --             2             --              1
Less: Portfolio Diversification        (2)           (8)            (3)            (5)
---------------------------------------------------------------------------------------
Total                                 $26           $29            $21            $26
---------------------------------------------------------------------------------------

STRESS TESTING

Whereas VAR captures exposure to unlikely events in normal markets, stress testing discloses market risk under plausible events in abnormal markets.

Portfolio stress testing is integral to the market risk management process and is co-equal with and complementary to VAR as a risk measurement and control tool. Stress results, together with VAR, are used in determining the allocation of economic capital. Stress scenarios are continually reviewed and updated to respond to changes in positions and economic events. Stress loss advisories for JPMorgan Chase and for each of the major trading, investment and A/L businesses will be set to govern the Firm's largest exposures to abnormal market conditions.

Initially, corporate stress tests will be performed monthly on randomly selected dates, with a goal of performing stress testing weekly as soon as possible. Desk-level stress testing of the specific risks associated with particular businesses will continue to be performed weekly.

Stress test methodology assumes no actions are taken during a stress event to change the risk profile of its portfolios. This captures the decreased liquidity that frequently accompanies abnormal markets and results in a conservative stress loss estimate. The results of the combined marked-to-market trading activities stress test as of January 4, 2001 (the closest date to calendar year-end for which results are available) indicate a pre-tax stress test loss of $447 million.

Economic value stress testing is a measure that was applied to investment portfolios and A/L activities at Chase. The economic value stress test projects the anticipated change in value of assets and liabilities under certain stress test scenarios. This contrasts with the NII stress test analysis discussion that follows, which shows the potential change in earnings over the next year.

NII stress tests highlight exposures from factors such as administered rates (e.g., prime lending rate), pricing strategies on consumer and business deposits, changes in balance sheet mix and the effect of various options embedded in the balance sheet. NII stress tests take into account forecasted balance sheet changes (such as asset sales and securitizations, as well as prepayment and reinvestment behavior).

JPMorgan Chase will continue to utilize the economic value and NII stress testing methodologies using various historical and hypothetical scenarios.


JPMORGAN CHASE Annual Report 2000  56

OTHER RISK MEASURES

Other risk measures include net open positions, basis point values, option sensitivities, position concentrations and position turnover. These risk measures provide additional information on an exposure's "size" and "direction." At Chase, exposure to interest rate risk in the investment portfolio and A/L activities was calculated using a BPV ("Basis Point Value") measure. BPV for a portfolio shows whether a one one-hundredth percentage point (or one "basis point") increase in a market rate will give rise to an increase or decrease in the economic value of the portfolio and of what magnitude.

J.P. Morgan used the Vulnerability Identification system ("VID") to identify material risks and potential earnings vulnerabilities that might not be captured by statistical methodologies. Traders and others responsible for managing risk positions were accountable for identifying potential "worst-case" losses and estimating the probability of loss. The VID technology automatically escalated this information to the appropriate manager, who had discretion to further escalate the item within the firm as warranted.

Nonstatistical measures for JPMorgan Chase will utilize a BPV methodology and will incorporate the VID system.

The table that follows shows that Chase had an average directional BPV value of $(4.8) million for 2000, indicating that the market value of Chase's A/L positions would have declined approximately $4.8 million for every one basis point increase in interest rates along the interest rate yield curve. This compares with an average directional BPV of $(4.9) million for 1999. In addition, the average BPV of Chase's investment portfolio and A/L activities would have declined by $12.5 million for every one basis point widening of interest rate spreads. This compares with an average BPV of $(10.7) million for 1999.

The BPV measures in the table include exposure to U.S. dollar interest rates as well as exposure to non-U.S. dollar interest rates. Average exposure to non-U.S. dollar interest rates was approximately 20% of Chase's total directional interest rate exposure for the year ended December 31, 2000. Exposure to non-U.S. dollar basis risk was immaterial. The directional risk of JPMorgan Chase would not differ materially from the Chase exposures set forth in the table below as J.P. Morgan did not have significant directional risk in its investment or A/L portfolios.

                       MARKET RISK-RELATED A/L ACTIVITIES

                                     Year Ended December 31, 2000     At December 31,  At December 31,
(in millions, pre-tax amounts)     Average     Minimum     Maximum         2000             1999
------------------------------------------------------------------------------------------------------
Directional Risk                   $ (4.8)      $(1.6)      $(7.7)         $(7.2)          $(4.7)
Basis Risk                         $(12.5)      $(8.0)     $(17.9)        $(17.9)         $(13.2)
------------------------------------------------------------------------------------------------------

Foreign currency exposures were managed through the use of foreign exchange options and forwards. At December 31, 2000, JPMorgan Chase's earnings sensitivity to changes in foreign currency rates was not significant.


                                           57  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.

OPERATIONAL RISK MANAGEMENT

> THE RISK MANAGEMENT COMMITTEE SETS THE FIRM'S OVERALL STRATEGIC OPERATIONAL RISK AGENDA

> BUSINESS MANAGERS ARE RESPONSIBLE FOR MAINTAINING A COMPREHENSIVE SYSTEM OF INTERNAL CONTROLS IN ORDER TO MANAGE OPERATIONAL RISK EFFECTIVELY

Operational Risk is the risk of loss resulting from inadequate or failed internal processes or systems, human factors or external events. Internal processes include activities relating to accounting, reporting, operations, tax, legal, compliance and personnel management.

Operational risk is an inherent risk element in each of the Firm's businesses and key support activities. Such risk manifests itself in various breakdowns, errors and business interruptions and can potentially result in financial losses and other damage to the Firm. To monitor and control such risk, each heritage firm maintained a system of comprehensive policies and a control framework designed to provide a sound and well-controlled operational environment throughout the organization. These systems have been designed to keep operational risk at appropriate levels in view of each firm's financial strength, the characteristics of its businesses and the markets in which it operated, and the competitive and regulatory environment to which it was subject. An effort currently is under way within the Firm to integrate in a timely and risk-sensitive manner the control framework of each heritage organization.

Operational risk management is considered a principal risk discipline within the Firm, along with market risk and credit risk. The Risk Management Committee establishes the strategic risk policy and framework for all risk disciplines within the Firm. It is composed of the senior business managers and other executives and is chaired by the Vice Chairman for Finance, Risk Management and Administration. In addition, the Audit and Risk Policy Committees of the Board of Directors are kept abreast of the Firm's overall control environment and the status of important control initiatives.

Primary responsibility for managing operational risk rests with business managers. These individuals, with the support of their staffs, are responsible for establishing and maintaining internal control procedures that are appropriate for their particular operating environments. Finance, Audit and other key support functions also play key roles in reviewing and maintaining the integrity of the control environment.

In early 2001, the Firm also established a new Corporate Operational Risk Management Team, reporting to the Firm's Productivity and Quality Executive under the overall responsibility of the Vice Chairman for Finance, Risk Management and Administration. The goal of the group is to create an operational risk framework that emphasizes active management of operational risk throughout the Firm.

Specific initiatives of the Corporate Operational Risk Management Team in 2001 include:

> Design and integrate a revised, firm-wide approach to self-assessment, capitalizing on the strong practices of the Firm's heritage organizations.

> Streamline and upgrade this process through the use of a J.P. Morgan web-based application.

> Continue to refine the methodologies used to calibrate operational risk and assign capital on the basis of this measurement. A risk-based framework for capital measurement and allocation based on specific business metrics and loss experience will provide direct incentives for proactive management of these risks.

> Review and standardize, as appropriate, the roles and responsibilities of operational risk managers and key support functions throughout the Firm.

Synchronizing these initiatives along with the Firm's audit process, financial controls and operational risk management units helps create an environment dedicated to proactive management of operational risks.


JPMORGAN CHASE Annual Report 2000  58

LIQUIDITY RISK MANAGEMENT


> JPMORGAN CHASE MAINTAINS LIQUIDITY LEVELS TO SUPPORT OPERATIONS, EVEN UNDER
  STRESS CONDITIONS

LIQUIDITY IS MANAGED BY JPMORGAN CHASE TO MEET KNOWN AND UNANTICIPATED CASH FUNDING NEEDS. LIQUIDITY RISK ARISES IN THE GENERAL FUNDING OF THE FIRM'S ACTIVITIES AND IN THE MANAGEMENT OF ITS ASSETS.


LIQUIDITY MANAGEMENT

While capital is held to absorb unexpected losses, liquidity is managed to meet the Firm's known and unanticipated cash funding needs. Liquidity risk includes both the risk of being unable to fund JPMorgan Chase's portfolio of assets at appropriate maturities and rates and the risk of being unable to liquidate a position in a timely manner at a reasonable price.

The Firm manages liquidity on a daily basis, both at the parent company and subsidiary levels. In managing liquidity, management takes into account the various legal limitations on the extent to which its subsidiary banks may pay dividends to their parent companies or finance their affiliates.

The parent company routinely accesses liquidity in the public markets through the issuance of medium-term notes and commercial paper. Contingency plans exist that could be implemented on a timely basis upon the occurrence of a dramatic change in market conditions. In addition, it is the Firm's policy to maintain sufficient liquidity at the parent company to cover future cash needs over a 90-day forward period.

JPMorgan Chase holds marketable securities and other short-term investments that can be readily converted to cash. Loan syndication and securitization programs are utilized to facilitate the disposition of assets and to provide liquidity. The Firm's liquidity management process incorporates a regular review of assets deemed less liquid to assess the capacity for disposition under either syndication, sale or securitization scenarios and to compare the expected collateral value that would be assigned to these assets assuming they were pledged to secure short-term borrowing.

Liquidity management also provides for the appropriate mix of deposits (both "core" and "non-core") and capital to raise funds. A major source of liquidity for JPMorgan Chase's bank subsidiaries derives from their ability to generate core deposits. Core deposits include all deposits, except noninterest-bearing time deposits and certificates of deposit of $100,000 or more. In addition to core deposits, the Firm generates substantial non-core deposits from its Treasury & Securities Services business and from low-cost wholesale deposits.


                                           59  JPMORGAN CHASE Annual Report 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS
J.P. Morgan Chase & Co.


ACCOUNTING AND REPORTING DEVELOPMENTS

DERIVATIVES

In 1998, the FASB issued SFAS 133, which establishes accounting and reporting standards for all derivative instruments. SFAS 133 requires that an entity measure all derivatives at fair value and recognize those derivatives as either assets or liabilities on the balance sheet. The change in a derivative's fair value is generally to be recognized in current period earnings or equity. JPMorgan Chase already recognizes the derivatives used in its trading activities on its balance sheet at fair value, with changes in the fair values of these derivatives included in earnings. This represents the substantial majority of the derivatives utilized by the Firm.

The adoption of SFAS 133 at January 1, 2001, with respect to nontrading derivatives, did not have a material impact on the Firm's earnings, liquidity or capital resources.

TRANSFER OF ASSETS AND COLLATERAL

In September 2000, the FASB issued SFAS 140, which revises the standards set forth in SFAS 125 for the accounting of securitizations and other transfers of financial assets and collateral. SFAS 140 modifies the criteria for determining whether the transferor has relinquished control of assets and, therefore, whether the transfer may be accounted for as a sale. The provisions of SFAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. While the Firm currently is assessing the impact of SFAS 140, its adoption is not expected to significantly affect JPMorgan Chase's earnings, liquidity or capital resources.

ALLOWANCE FOR LOAN LOSSES

In 1999, the Accounting Standard Executive Committee of the American Institute of Certified Public Accountants formed the Allowance for Loan Losses Task Force ("Task Force") to research current accounting guidance and practices as they relate to loan losses. The expectations are that the Task Force will develop a statement of position that will provide additional accounting and reporting guidance and clarification on the factors to consider in determining the allowance for loan losses. The Task Force is continuing its deliberation, and its impact is yet to be determined.


COMPARISON BETWEEN 1999 AND 1998

OPERATING RESULTS INCLUDING JPMP

JPMorgan Chase's operating earnings, including JPMorgan Partners, were $7.43 billion in 1999, an increase of 46% from 1998. Diluted operating earnings per share increased 50%, when compared with the prior year.

Reported net income was $7.50 billion in 1999, compared with $4.75 billion in 1998. Diluted net income per share was $3.69 in 1999, compared with $2.27 in 1998.

Operating revenues in 1999 rose 20% to $31.7 billion, reflecting increases in investment banking fees, trading-related revenue, private equity gains, and fees and commissions.

Net interest income, on an operating basis, was $10.11 billion in 1999, relatively consistent with the previous year.

Operating expenses were $17.9 billion in 1999, an increase of 11% from the prior year. The growth in expenses was primarily due to higher incentive costs associated with the growth in revenues.

Credit costs during 1999 were $2.44 billion, a decrease of $162 million from the 1998 level, primarily due to an overall improvement in the global credit environment and reduced risk in credit exposures. The provision for loan losses remained stable from the 1998 level.

Income tax expense in 1999 was $3.99 billion, compared with $2.60 billion in 1998. The effective tax rate was 34.7% for 1999, compared with 35.4% for 1998.

OPERATING RESULTS EXCLUDING JPMP

JPMorgan Chase's cash operating earnings, excluding JPMorgan Partners, were $6.0 billion in 1999, an increase of 28% from 1998. Diluted cash operating earnings per share increased 31%, when compared with 1998.

LINES OF BUSINESS RESULTS

Investment Bank cash operating earnings in 1999 rose $785 million, or 29%, due to strong trading-related revenue and investment banking fees, partially offset by higher incentives (as a result of strong growth in revenues) and lower securities gains.

Investment Management & Private Banking cash operating earnings in 1999 rose $89 million, or 38%, due to expanded product capabilities and distribution channels.

Treasury & Securities Services cash operating earnings in 1999 increased by $28 million or 5%, when compared with 1998, and revenue was up 9% for the year. Revenue growth was strong due to higher operating volumes from portfolio acquisitions. Earnings were tempered by increased expenses due to investment spending and costs related to Year 2000 initiatives coupled with costs incurred to address recordkeeping functions related to bond administration.

JPMorgan Partners cash operating earnings increased by $1.09 billion over the prior year, reflecting strength in the equity markets for technology and Internet initial public offerings.

Retail & Middle Market Financial Services cash operating earnings increased by $209 million or 14% over 1998. The increase was attributable to the growth in servicing residential mortgages and auto loans, higher deposit levels and fees, and significant improvement in credit quality, partially offset by significant investments in Internet and technology activities.


JPMORGAN CHASE Annual Report 2000  60

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING AND REPORT OF INDEPENDENT ACCOUNTANTS
J.P. Morgan Chase & Co.


TO OUR STOCKHOLDERS:

The management of J.P. Morgan Chase & Co. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

   Management maintains a comprehensive system of internal control to assure the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. J.P. Morgan Chase & Co. maintains a strong internal auditing program that independently assesses the effectiveness of the system of internal control and recommends possible improvements. Management believes that as of December 31, 2000, J.P. Morgan Chase & Co. maintains an effective system of internal control.

   The Audit Committee of the Board of Directors reviews the systems of internal control and financial reporting. The Committee, which is comprised of directors who are independent from J.P. Morgan Chase & Co., meets and consults regularly with management, the internal auditors and the independent accountants to review the scope and results of their work.

   The accounting firm of PricewaterhouseCoopers LLP has performed an independent audit of J.P. Morgan Chase & Co.'s financial statements. Management has made available to PricewaterhouseCoopers LLP all of J.P. Morgan Chase & Co.'s financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate. The accounting firm's report appears below.


         /s/ DOUGLAS A. WARNER III
             ---------------------

         Douglas A. Warner III
         Chairman of the Board


         /s/ WILLIAM B. HARRISON, JR.
             -----------------------

         William B. Harrison, Jr.
         President and Chief Executive Officer


         /s/ MARC J. SHAPIRO
             ---------------

         Marc J. Shapiro
         Vice Chairman
         Finance, Risk Management and Administration


         /s/ DINA DUBLON
             -----------

         Dina Dublon
         Executive Vice President
         and Chief Financial Officer


         January 16, 2001

[PRICEWATERHOUSECOOPERS LOGO]

PRICEWATERHOUSECOOPERS LLP - 1177 AVENUE OF THE AMERICAS - NEW YORK, NY 10036


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF J.P. MORGAN CHASE & CO.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of J.P. Morgan Chase & Co. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP


January 16, 2001



                                           61  JPMORGAN CHASE Annual Report 2000

CONSOLIDATED STATEMENT OF INCOME
J.P. Morgan Chase & Co.

Year Ended December 31, (in millions, except per share data)     2000        1999        1998
------------------------------------------------------------------------------------------------
REVENUE
Investment Banking Fees                                        $  4,362    $  3,517    $  2,903
Trading Revenue                                                   6,298       5,252       3,600
Fees and Commissions                                              9,229       7,876       6,739
Private Equity - Realized Gains                                   2,051       1,690       1,355
Private Equity - Unrealized Gains (Losses)                       (1,036)      1,457         (43)
Securities Gains (Losses)                                           229        (192)        469
Other Revenue                                                     2,289       1,045         883
------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                        23,422      20,645      15,906
------------------------------------------------------------------------------------------------
Interest Income                                                  36,643      31,207      34,930
Interest Expense                                                 27,131      20,922      25,083
------------------------------------------------------------------------------------------------
Net Interest Income                                               9,512      10,285       9,847
------------------------------------------------------------------------------------------------
Revenue before Provision for Loan Losses                         32,934      30,930      25,753
Provision for Loan Losses                                         1,377       1,446       1,453
------------------------------------------------------------------------------------------------
Total Net Revenue                                                31,557      29,484      24,300
------------------------------------------------------------------------------------------------
EXPENSE
Compensation Expense                                             12,748      10,534       8,871
Occupancy Expense                                                 1,294       1,190       1,123
Technology and Communications                                     2,454       2,179       2,172
Merger and Restructuring Costs                                    1,431          23         887
Amortization of Intangibles                                         528         329         293
Other Expense                                                     4,369       3,740       3,607
------------------------------------------------------------------------------------------------
Total Noninterest Expense                                        22,824      17,995      16,953
------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                  8,733      11,489       7,347
Income Tax Expense                                                3,006       3,988       2,602
------------------------------------------------------------------------------------------------
NET INCOME                                                     $  5,727    $  7,501    $  4,745
------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                          $  5,631    $  7,395    $  4,612
------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
Basic                                                          $   2.99    $   3.87    $   2.37
Diluted                                                            2.86        3.69        2.27
------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


JPMORGAN CHASE Annual Report 2000  62

CONSOLIDATED BALANCE SHEET
J.P. Morgan Chase & Co.

December 31, (in millions, except share data)                                           2000         1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                              $  23,972    $  18,692
Deposits with Banks                                                                      8,333       30,421
Federal Funds Sold and Securities Purchased under Resale Agreements                     69,474       58,981
Securities Borrowed                                                                     32,371       35,528
Trading Assets:
  Debt and Equity Instruments (Including Assets Pledged of $53,592 in 2000)            139,249      104,125
  Derivative Receivables                                                                76,373       76,736
Securities:
  Available-for-Sale (Including Assets Pledged of $28,713 in 2000)                      73,106       74,911
  Held-to-Maturity (Fair Value: $593 in 2000 and $876 in 1999)                             589          888
Loans (Net of Allowance for Loan Losses of $3,665 in 2000 and $3,738 in 1999)          212,385      199,270
Private Equity Investments                                                              11,428       10,389
Accrued Interest and Accounts Receivable                                                20,618       20,554
Premises and Equipment                                                                   7,087        6,436
Goodwill and Other Intangibles                                                          15,833        9,632
Other Assets                                                                            24,530       20,440
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                         $ 715,348    $ 667,003
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Domestic:
    Noninterest-Bearing                                                              $  55,933    $  50,366
    Interest-Bearing                                                                    89,370       84,341
  Foreign:
    Noninterest-Bearing                                                                  6,780        6,559
    Interest-Bearing                                                                   127,282      145,798
                                                                                     ---------    ---------
    Total Deposits                                                                     279,365      287,064
Federal Funds Purchased and Securities Sold under Repurchase Agreements                131,738      109,841
Commercial Paper                                                                        24,851       20,363
Other Borrowed Funds                                                                    19,840       15,403
Trading Liabilities:
  Debt and Equity Instruments                                                           52,157       46,268
  Derivative Payables                                                                   76,517       72,722
Accounts Payable, Accrued Expenses and Other Liabilities (Including the
  Allowance for Credit Losses of $283 in 2000 and $295 in 1999)                         40,754       34,196
Long-Term Debt                                                                          43,299       41,852
Guaranteed Preferred Beneficial Interests in the Firm's Junior
  Subordinated Deferrable Interest Debentures                                            3,939        3,688
-----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      672,460      631,397
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies (See Note 24)
PREFERRED STOCK OF SUBSIDIARY                                                              550          550
STOCKHOLDERS' EQUITY
Preferred Stock                                                                          1,520        1,622
Common Stock (Authorized 4,500,000,000 Shares,
  Issued 1,940,109,081 Shares in 2000 and 2,066,506,215 Shares in 1999)                  1,940        1,625
Capital Surplus                                                                         11,598       12,724
Retained Earnings                                                                       28,096       28,455
Accumulated Other Comprehensive Income (Loss)                                             (241)      (1,428)
Treasury Stock, at Cost (11,618,856 Shares in 2000 and 215,999,151 Shares in 1999)        (575)      (7,942)
-----------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              42,338       35,056
-----------------------------------------------------------------------------------------------------------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity            $ 715,348    $ 667,003
-----------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


                                           63  JPMORGAN CHASE Annual Report 2000

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
J.P. Morgan Chase & Co.

Year Ended December 31, (in millions)                                     2000        1999        1998
--------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                          $  1,622    $  1,722    $  2,434
Issuance of Stock                                                           --          --         200
Redemption of Stock                                                       (100)       (100)       (912)
Retirement of Treasury Stock                                                (2)         --          --
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                   1,520       1,622       1,722
--------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance at Beginning of Year                                             1,625       1,625       1,184
Issuance of Common Stock for Stock Splits                                  441          --         441
Retirement of Treasury Stock                                              (126)         --          --
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                   1,940       1,625       1,625
--------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance at Beginning of Year                                            12,724      12,307      12,664
Issuance of Common Stock and Options for
   (Purchase Accounting) Acquisitions                                      136         215          --
Retirement of Treasury Stock                                              (237)         --          --
Issuance of Common Stock for Stock Splits                                 (441)         --        (441)
Shares Issued and Commitments to Issue Common Stock for
   Employee Stock-Based Awards and Related Tax Effects                    (584)        202          84
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                  11,598      12,724      12,307
--------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at Beginning of Year                                            28,455      23,158      20,484
Net Income                                                               5,727       7,501       4,745
Retirement of Treasury Stock                                            (3,636)         --          --
Cash Dividends Declared:
   Preferred Stock                                                         (96)       (106)       (133)
   Common Stock ($1.28, $1.08 and $0.96 per share)                      (2,354)     (2,098)     (1,938)
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                  28,096      28,455      23,158
--------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                            (1,428)        493         522
Other Comprehensive Income (Loss)                                        1,187      (1,921)        (29)
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                    (241)     (1,428)        493
--------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at Beginning of Year                                            (7,942)     (4,206)     (4,142)
Retirement of Treasury Stock                                             4,001          --          --
Purchase of Treasury Stock                                              (2,950)     (6,493)     (1,846)
Reissuance of Treasury Stock                                             2,901       2,545       1,782
Reissuance of Treasury Stock for (Purchase Accounting) Acquisitions      3,415         212          --
--------------------------------------------------------------------------------------------------------
Balance at End of Year                                                    (575)     (7,942)     (4,206)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                            $ 42,338    $ 35,056    $ 35,099
--------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME
Net Income                                                            $  5,727    $  7,501    $  4,745
Other Comprehensive Income (Loss)                                        1,187      (1,921)        (29)
--------------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $  6,914    $  5,580    $  4,716
--------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


JPMORGAN CHASE Annual Report 2000  64

CONSOLIDATED STATEMENT OF CASH FLOWS
J.P. Morgan Chase & Co.

Year Ended December 31, (in millions)                                            2000         1999         1998
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                  $   5,727    $   7,501    $   4,745
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
  Provision for Loan Losses                                                     1,377        1,446        1,453
  Merger and Restructuring Costs                                                1,431           23          887
  Depreciation and Amortization                                                 2,545        1,945        1,915
  Net Change in:
    Trading-Related Assets                                                    (34,761)      (8,721)      13,128
    Securities Borrowed                                                         3,157       (3,926)       7,585
    Accrued Interest and Accounts Receivable                                      (64)      (2,627)      (1,681)
    Other Assets                                                               (4,110)      (6,797)      (4,692)
    Trading-Related Liabilities                                                 9,684        9,823      (14,763)
    Accounts Payable and Accrued Expenses                                       1,305        1,573       (1,203)
    Other Liabilities                                                           2,673         (946)      (1,141)
    Other, Net                                                                 (2,640)         756       (1,016)
-----------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                           (13,676)          50        5,217
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change in:
  Deposits with Banks                                                          22,088      (20,843)      (4,560)
  Federal Funds Sold and Securities Purchased under Resale Agreements         (10,493)      (9,493)      15,932
  Loans Due to Sales and Securitizations                                       33,062       40,913       45,400
  Other Loans, Net                                                            (47,672)     (43,843)     (46,134)
  Other, Net                                                                   (2,210)      (5,039)      (2,317)
Held-to-Maturity Securities:
                           Proceeds                                               415          799        1,382
                           Purchases                                             (114)         (21)         (91)
Available-for-Sale Securities:
                           Proceeds from Maturities                             9,393       16,821       36,282
                           Proceeds from Sales                                104,322      118,538      176,744
                           Purchases                                         (109,051)    (115,423)    (238,963)
Cash Used in Acquisitions                                                      (2,195)      (3,142)      (1,946)
Proceeds from Divestitures of Nonstrategic Businesses and Assets                1,469          235          228
-----------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (986)     (20,498)     (18,043)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change in:
  Domestic Deposits                                                            10,596       (7,686)      13,500
  Foreign Deposits                                                            (18,295)      27,203        1,535
  Federal Funds Purchased and Securities Sold under Repurchase Agreements      21,897        4,708       (5,089)
  Commercial Paper and Other Borrowed Funds                                     8,925          687        1,021
  Other, Net                                                                     (436)       3,059       (1,948)
Proceeds from the Issuance of Long-Term Debt and Capital Securities            14,861       10,386       18,088
Repayments of Long-Term Debt                                                  (14,442)     (11,565)     (10,543)
Proceeds from the Issuance of Stock and Stock-Related Awards                    2,278        2,755        1,749
Redemption of Preferred Stock                                                    (100)        (100)        (912)
Treasury Stock Purchased                                                       (2,950)      (6,493)      (1,846)
Cash Dividends Paid                                                            (2,282)      (2,133)      (1,985)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      20,052       20,821       13,570
-----------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                       (110)          48           65
Net Increase in Cash and Due from Banks                                         5,280          421          809
Cash and Due from Banks at the Beginning of the Year                           18,692       18,271       17,462
-----------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at the End of the Year                              $  23,972    $  18,692    $  18,271
Cash Interest Paid                                                          $  27,217    $  19,880    $  24,464
Taxes Paid                                                                  $   3,396    $   1,891    $   2,205
-----------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these Statements.


                                           65  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On December 31, 2000, J.P. Morgan & Co. Incorporated ("J.P. Morgan") merged with and into The Chase Manhattan Corporation ("Chase"). Upon consummation of the merger, Chase changed its name to J.P. Morgan Chase & Co. ("JPMorgan Chase" or "the Firm"). The merger was accounted for as a pooling of interests and, accordingly, the information included in the financial statements and consolidated notes of JPMorgan Chase reflects the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain amounts have been reclassified to conform to the current presentation.

   JPMorgan Chase is a financial holding company for a group of subsidiaries that provide a wide range of services to a global client base that includes corporations, governments, institutions and individuals. For a discussion of JPMorgan Chase's business segment information, see Note 29.

   The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to U.S. generally accepted accounting principles and prevailing industry practices. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.

BASIS OF PRESENTATION

CONSOLIDATION

The consolidated financial statements include the accounts of JPMorgan Chase and its majority-owned subsidiaries after eliminating intercompany balances and transactions.

   Investments in companies in which JPMorgan Chase has significant influence over operating and financing decisions (generally defined as owning a voting or economic interest of 20% to 50%), are accounted for in accordance with the equity method of accounting. These investments are generally included in Other Assets and the Firm's share of income or loss is included in Other Revenue.

   Assets held in an agency or fiduciary capacity by JPMorgan Chase are not assets of JPMorgan Chase and are not included in the Consolidated Balance Sheet.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent assets and liabilities. Actual results could be different from these estimates.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars using applicable rates of exchange. JPMorgan Chase translates revenues and expenses using exchange rates at the transaction date.

   Gains and losses from translating the financial statements of a foreign operation where the functional currency is not the U.S. dollar are included in Accumulated Other Comprehensive Income (Loss) within Stockholders' Equity. For foreign operations where the functional currency is the U.S. dollar, which include operations in highly inflationary environments, transaction gains and losses are reported in the Consolidated Statement of Income.

TRADING ASSETS AND LIABILITIES, INCLUDING DERIVATIVES

Trading Assets include securities held for trading purposes that JPMorgan Chase owns ("long" positions). Trading Liabilities include securities that JPMorgan Chase has sold to other parties but does not own. These securities are "short" positions and JPMorgan Chase is obligated to purchase these securities at a future date. Also included in Trading Liabilities are structured notes, where JPMorgan Chase makes a market in those instruments. Trading positions are carried at fair value on the Consolidated Balance Sheet and recorded on a trade date basis. Changes in the fair value of trading positions are recorded in Trading Revenue. Trading Assets and Liabilities include derivatives used for trading purposes. These derivatives are carried at fair value with changes in the fair value recorded in Trading Revenue. The reported receivables (unrealized gains) and payables (unrealized losses) related to derivatives used for trading purposes include the effect of master netting agreements as permitted under FASB Interpretation No. 39.

DERIVATIVES USED FOR NONTRADING PURPOSES

JPMorgan Chase uses derivatives as an end user to hedge exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. These derivatives are not included in Trading Assets and Liabilities.

   Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge at the beginning of the contract and must be highly correlated with the underlying hedged item for the life of the contract.

   Swaps used to modify the interest rate characteristics of nontrading-related balance sheet instruments must be linked to the related asset or liability, with the term of the swap generally equal to those of the related asset or liability, at the beginning and throughout the life of the contract. Unrealized gains and losses are deferred on these derivative contracts.

   Derivatives used to hedge or modify the interest rate characteristics of AFS securities are carried at fair value; unrealized gains and losses on these derivatives are recorded in Accumulated Other Comprehensive Income (Loss) within Stockholders' Equity.

   The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the contract's life in Net Interest Income.

   Cash margin requirements associated with futures contracts and option premiums for contracts used as hedges are recorded in Other Assets or Other Liabilities.


JPMORGAN CHASE Annual Report 2000  66

   When a contract is settled or terminated, the cumulative change in the fair value is recorded as an adjustment to the carrying value of the underlying asset or liability and amortized into income over the asset's or liability's expected remaining life. If the underlying hedged instrument is sold, JPMorgan Chase immediately recognizes the cumulative change in the derivative's value in the component of earnings relating to the underlying instrument.

SECURITIES

Securities are classified as either available-for-sale ("AFS") or held-to-maturity ("HTM"). Securities are classified as AFS when, in management's judgment, they may be sold in response to or in anticipation of changes in market conditions. AFS securities and any related hedges are carried at fair value on the Consolidated Balance Sheet. Any unrealized gains and losses, including the effect of related hedges, are reported net as increases or decreases to Accumulated Other Comprehensive Income (Loss). Securities that JPMorgan Chase has the positive intent and ability to hold to maturity are classified as HTM and are carried at amortized cost on the Consolidated Balance Sheet. The specific identification method is used to determine realized gains and losses, which are included in Securities Gains on the Consolidated Statement of Income.

   In the calculation of effective yield for mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO"), JPMorgan Chase anticipates prepayment of principal. The prepayment of MBSs and CMOs is actively monitored through JPMorgan Chase's portfolio management function. Management regularly performs simulation testing to determine the impact that market conditions would have on its MBS and CMO portfolios. MBSs and CMOs that management believes have high prepayment risk are included in the AFS portfolio and reported at fair value.

RESALE AND REPURCHASE AGREEMENTS

Securities purchased under resale agreements ("resale agreements") and securities sold under repurchase agreements ("repurchase agreements") are generally treated as collateralized financing transactions and are carried on the Consolidated Balance Sheet at the amounts the securities will be subsequently sold or repurchased, plus accrued interest. Certain of these transactions are accounted for as "buys" and "sells", in accordance with SFAS
125. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis. JPMorgan Chase takes possession of securities purchased under resale agreements. On a daily basis, JPMorgan Chase monitors the market value of the underlying collateral, which consists primarily of U.S. government and agency securities, and requests additional collateral from its counterparties when necessary.

SECURITIES BORROWED AND LENT

Securities borrowed and securities lent (recorded in Other Borrowed Funds) are recorded at the amount of cash collateral advanced or received. Securities borrowed consist primarily of government and equity securities. JPMorgan Chase monitors the market value of the securities borrowed and lent on a daily basis and calls for additional collateral when appropriate. Fees received or paid are recorded in Interest Income or Interest Expense.

LOANS

Loans are generally reported at the principal amount outstanding, net of the allowance for loan losses, unearned income and any net deferred loan fees (nonrefundable yield-related loan fees, net of related direct origination costs). Loans held for sale are carried at the lower of aggregate cost or fair value. Loans held for trading purposes are included in Trading Assets and are carried at fair value, with the gains and losses included in Trading Revenue. Interest income is recognized using the interest method or on a basis approximating a level rate of return over the term of the loan.

   Nonaccrual loans are those loans on which the accrual of interest is discontinued. Loans (other than certain consumer loans discussed below) are placed on nonaccrual status immediately if, in the opinion of management, full payment of principal or interest is in doubt or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. Interest accrued but not collected at the date a loan is placed on nonaccrual status is reversed against Interest Income. In addition, the amortization of net deferred loan fees is suspended when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized only to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, all cash receipts thereafter are applied to reduce the carrying value of the loan. Loans are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.

         Consumer loans are generally charged to the allowance for loan losses upon reaching specified stages of delinquency in accordance with the Federal Financial Institutions Examination Council's ("FFIEC") policy. For example, credit card loans are charged off at the earlier of 180 days past due or within 60 days from receiving notification of the filing of bankruptcy. Residential mortgage products are generally charged off to net realizable value at 180 days past due. Other consumer products are generally charged off (to net realizable value if collateralized) at 120 days past due. Accrued interest on residential mortgage products and auto financings are accounted for in accordance with the nonaccrual loan policy discussed above. Accrued interest on all other loans is generally reversed against interest income when the consumer loan is charged off.


                                           67  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


   JPMorgan Chase accounts for and discloses nonaccrual commercial loans as impaired loans. JPMorgan Chase recognizes interest income on impaired loans as discussed above for nonaccrual loans. JPMorgan Chase excludes from impaired loans its small-balance homogeneous consumer loans, loans carried at fair value or the lower of cost or fair value, debt securities and leases.

   A collateralized loan is considered an in-substance foreclosure and is reclassified to Assets Acquired as Loan Satisfactions, within Other Assets, only when JPMorgan Chase has taken physical possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.

LOAN SECURITIZATIONS

JPMorgan Chase securitizes, sells and services various consumer and commercial loans. Interests in the securitized and sold loans may be retained in the form of senior or subordinated interest-only strips, subordinated tranches, escrow accounts and servicing rights. JPMorgan Chase's undivided interest in its credit card master trust is recorded in Loans. Other retained interests are primarily recorded in Other Assets. Gains or losses on securitization and sale depends in part on the previous carrying amount of the loans involved in the transfer and is allocated between the loans sold and the retained interests based on their relative fair values at the date of sale. Since quoted market prices are generally not available, JPMorgan Chase usually estimates fair value of these retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key assumptions, which may include credit losses, prepayment speeds and discount rates commensurate with the risks involved. Gains on sales are reported in Other Revenue. Retained interests that are subject to prepayment risk such that JPMorgan Chase may not recover substantially all of its investment are recorded at fair value with subsequent adjustments reflected in Other Comprehensive Income.

ALLOWANCE FOR CREDIT LOSSES

   JPMorgan Chase's Allowance for Loan Losses is intended to cover probable credit losses for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are specific and expected loss components, and a residual component.

   The SPECIFIC LOSS COMPONENT covers those commercial loans deemed by JPMorgan Chase to be criticized. JPMorgan Chase internally categorizes its criticized commercial loans into three groups: doubtful, substandard and special mention.

   All nonperforming loans are characterized as either doubtful or substandard. Nonperforming commercial loans are considered to be impaired loans. The allowance for impaired loans is computed using the methodology under SFAS 114. An allowance is established when the discounted cash flows (or collateral value or observable market price) of an impaired loan is lower than the carrying value of that loan. For the purposes of computing the specific loss component of the allowance, larger impaired loans are evaluated individually, and smaller impaired loans are evaluated as a pool using historical loss experience for the respective class of assets. The criticized but still performing loans also are evaluated as a pool using historical loss rates.

   The EXPECTED LOSS COMPONENT covers performing commercial loans (except criticized loans) and consumer loans.

   Expected losses are the product of default probability and loss severity. The computation of the expected loss component of the allowance is based on estimates of these factors in JPMorgan Chase's credit risk capital model. These estimates are differentiated by risk rating and maturity for commercial loans and by product for consumer loans.

   The expected loss estimates for each consumer loan portfolio are based primarily on JPMorgan Chase's historical loss experience for the applicable portfolio.

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

   Factors affecting the uncertainty of specific loss and expected loss estimates include the volatility of default probabilities, rating migrations and loss severity. These uncertainties also could relate to current macroeconomic and political conditions, the impact of currency devaluations on cross-border exposures, changes in underwriting standards, unexpected correlations within the portfolio or other factors.

   JPMorgan Chase's Risk Management Committee reviews, at least quarterly, the Allowance for Loan Losses relative to the risk profile of the portfolio and current economic conditions. The allowance is adjusted based on that review if, in management's judgment, changes are warranted. As of December 31, 2000, JPMorgan Chase deemed its allowance to be adequate (i.e., sufficient to absorb losses that may currently exist but are not yet identifiable).

   To provide for risk of losses inherent in the credit extension process, management also computes specific and expected loss components as well as a residual component for lending-related commitments, using a methodology similar to that used for the loan portfolio.

   JPMorgan Chase maintains an allowance for credit losses as follows:

                                            REPORTED IN:
                    ------------------------------------------------------------
ALLOWANCE FOR
CREDIT LOSSES ON:   BALANCE SHEET                INCOME STATEMENT
--------------------------------------------------------------------------------
Loans               Allowance for Loan Losses    Provision for Loan Losses
--------------------------------------------------------------------------------
Lending-Related     Other Liabilities            Other Revenue
Commitments
--------------------------------------------------------------------------------


                                           JPMORGAN CHASE Annual Report 2000  68

PRIVATE EQUITY INVESTMENTS

Public securities held by JPMorgan Partners ("JPMP") are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMP's valuation policy for public securities incorporates the use of these liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMP cannot immediately realize such public quoted values due to the numerous regulatory, corporate and contractual sales restrictions. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of an other-than-temporary decline in value.

PREMISES AND EQUIPMENT

Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. JPMorgan Chase generally computes depreciation using the straight-line method over the estimated useful life of an asset. For leasehold improvements, the Firm uses the straight-line method over the lesser of the remaining term of the leased facility or the estimated economic life of the improvement. JPMorgan Chase capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software's expected useful life.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other acquired intangibles, such as core deposits and credit card relationships, are amortized over the estimated periods to be benefited, generally ranging from 7 to 25 years. An impairment review is performed periodically on these assets.

   Capitalized mortgage servicing assets consist of purchased and originated servicing rights. These rights are amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. Mortgage servicing rights are assessed for impairment based on the fair value of the right and any related derivative contracts. Impairment is evaluated by stratifying the mortgage servicing rights by interest rate bands.

FEE REVENUE

Investment Banking Fees include securities underwriting revenues and advisory and all other fees. Underwriting revenues are represented net of syndicate expenses. Advisory and all other fees are recognized as revenue when the related services are performed. In addition, JPMorgan Chase recognizes credit arrangement and syndication fees as revenue after satisfying certain retention, timing and yield criteria.

   Fees and commissions primarily include fees from investment management, custody and processing services, deposit accounts, brokerage services, mortgage servicing, loan commitments, standby letters of credit, compensating balances, insurance products and other financial service-related products. All of these fees are generally recognized over the period that the related service is provided. Also included are credit card revenues which primarily include interchange income, late fees, cash advance, and annual and overlimit fees, as well as servicing fees earned in connection with securitization activities. Credit card revenues are generally recognized as billed, except for annual fees, which are recognized over a 12-month period.

INCOME TAXES

JPMorgan Chase and its eligible subsidiaries file a consolidated U.S. federal income tax return. JPMorgan Chase uses the asset and liability method required by SFAS 109 to provide income taxes on all transactions recorded in the consolidated financial statements. This requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for book purposes and for tax purposes. Accordingly, a deferred tax liability or asset for each temporary difference is determined based on the tax rates that JPMorgan Chase expects to be in effect when the underlying items of income and expense are to be realized. JPMorgan Chase's expense for income taxes includes the current and deferred portions of that expense. A valuation allowance is established to reduce deferred tax assets to the amount JPMorgan Chase expects to be realized.

STATEMENT OF CASH FLOWS

For JPMorgan Chase's Consolidated Statement of Cash Flows, cash and cash equivalents is defined as those amounts included in Cash and Due from Banks. JPMorgan Chase classifies cash flows from derivative transactions used as hedges in the same manner as the items being hedged.


                                           69  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


2 - BUSINESS CHANGES AND DEVELOPMENTS

MERGER WITH J.P. MORGAN

Under the terms of the merger agreement, 617 million shares of JPMorgan Chase's common stock were issued in exchange for all of the outstanding shares of J.P. Morgan's common stock (based on an exchange ratio of 3.7 shares of JPMorgan Chase's common stock for each share of J.P. Morgan's common stock). All of J.P. Morgan's series of preferred stock were exchanged on a one-for-one basis for a corresponding series of JPMorgan Chase's preferred stock having substantially the same terms.

   The following table sets forth the reported results of operations for the separate companies for the periods prior to the merger.

                         NINE MONTHS ENDED
(in millions)           SEPTEMBER 30, 2000               1999               1998
--------------------------------------------------------------------------------
Chase:
  Net Interest Income              $ 5,869            $ 8,744            $ 8,566
  Noninterest Revenue               10,872             13,473             10,090
  Net Income                         3,335              5,446              3,782
J.P. Morgan:
  Net Interest Income              $ 1,182            $ 1,541            $ 1,281
  Noninterest Revenue                6,444              7,140              5,784
  Net Income                         1,684              2,055                963
--------------------------------------------------------------------------------

   The amounts presented above do not reflect reclassifications of certain revenue and expense items which were made to conform to the reporting policies of JPMorgan Chase.

SALE OF HONG KONG RETAIL BANKING BUSINESS

During the fourth quarter of 2000, Chase completed the sale of its Hong Kong-based retail banking business, including Chase Manhattan Card Company Limited, to Standard Chartered PLC for $1.3 billion in cash. The sale resulted in a pre-tax gain of $827 million ($537 million after-tax).

TRANSFER OF EUROCLEAR-RELATED BUSINESS

On December 31, 2000, J.P. Morgan and the Boards of Euroclear Clearance System PLC and Euroclear Clearance System Societe Cooperative consummated their agreement and created a European-based bank in Brussels, known as Euroclear Bank, which assumed the operations of the Euroclear System from J.P. Morgan. The transfer resulted in a gain of $399 million ($267 million after-tax), which reflected the impact of the minimum proceeds to be received from the Euroclear Bank over the next two years. In addition, under the agreement, the Firm may receive additional proceeds of up to $100 million per year for each of the next two years based on the financial performance of the Euroclear Bank during those periods.

SALE OF CHASEMELLON SHAREHOLDER SERVICES

On October 16, 2000, Chase agreed to sell its interest in ChaseMellon Shareholder Services, then a 50-50 joint venture between Chase and Mellon Financial Corporation. The sale was completed during November 2000 and did not have a material impact on JPMorgan Chase's earnings.

ACQUISITION OF FLEMINGS

On August 1, 2000, Chase acquired Robert Fleming Holdings Limited ("Flemings"). The consideration issued to Flemings' shareholders consisted of L2.6 billion in cash and notes and 65.3 million shares of Chase common stock. Chase also established retention arrangements for key Flemings employees which aggregated approximately $220 million (after-tax) and which will generally be expensed over the two years following the acquisition. The transaction was accounted for under the purchase method.

ACQUISITION OF BEACON

Chase acquired The Beacon Group, LLC ("Beacon"), a privately held investment banking firm, on July 6, 2000. The acquisition was accounted for under the purchase method.

ACQUISITION OF HAMBRECHT & QUIST

Chase acquired Hambrecht & Quist ("H&Q") for $1.46 billion on December 9, 1999. The acquisition was accounted for under the purchase method.

SALE OF INVESTMENT MANAGEMENT BUSINESS IN AUSTRALIA

In July 1998, J.P. Morgan completed the sale of its investment management business in Australia, resulting in a net gain of $56 million ($34 million after-tax).

SALE OF GLOBAL TRUST AND AGENCY BUSINESS

In June 1998, J.P. Morgan completed the sale of its global trust and agency services business, resulting in a net gain of $131 million ($79 million after-tax).

ACQUISITION OF AMERICAN CENTURY

In January 1998, J.P. Morgan completed the purchase of a 45% economic interest in American Century Companies, Inc., a no-load U.S. mutual fund company, for $965 million. The investment is accounted for under the equity method.


JPMORGAN CHASE Annual Report 2000  70

3 - TRADING ACTIVITIES

See Note 1 for the trading activities accounting policies.

TRADING REVENUE

The following table sets forth the components of total trading-related revenue.

Year Ended December 31, (in millions)          2000          1999          1998
--------------------------------------------------------------------------------
Product Diversification:
  Equities(a)                                $1,762        $1,194        $  427
  Debt Instruments(b)                           546           245           388
  Foreign Exchange Revenue(c)                 1,465         1,199         1,180
  Interest Rate Contracts,
    Commodities and Other(d)                  2,525         2,614         1,605
--------------------------------------------------------------------------------
Trading Revenue(e)                           $6,298        $5,252        $3,600
Net Interest Income Impact(f)                   708         1,444         1,008
--------------------------------------------------------------------------------
Total Trading-Related Revenue                $7,006        $6,696        $4,608
--------------------------------------------------------------------------------

(a) Includes equity securities and equity derivatives.

(b) Includes U.S. and foreign government and government agency securities, corporate debt instruments, emerging markets debt instruments and debt-related derivatives.

(c) Includes foreign exchange spot and option contracts.

(d) Includes interest rate swaps, cross-currency interest rate swaps, foreign exchange forward contracts, interest rate futures and options, forward rate agreements and related hedges as well as commodities, commodity derivatives and credit derivatives.

(e) Derivative and foreign exchange contracts are marked-to-market and valuation adjustments are included in Trading Revenue.

(f) Includes interest recognized on interest-earning and interest-bearing trading-related positions, as well as management allocations, reflecting the funding cost or benefit associated with trading positions. This amount is included in net interest income on the Consolidated Statement of Income.

TRADING ASSETS AND LIABILITIES

The following table presents trading assets and trading liabilities for the dates indicated.

------------------------------------------------------------------------------------------
December 31, (in millions)                                           2000            1999
------------------------------------------------------------------------------------------
TRADING ASSETS
Debt and Equity Instruments:
  U.S. Government, Federal Agencies and
    Municipal Securities                                         $ 43,251        $ 29,401
  Certificates of Deposit, Bankers' Acceptances
    and Commercial Paper                                            7,258           9,892
  Debt Securities Issued by Foreign Governments                    41,631          28,840
  Corporate Securities                                             36,626          30,254
  Other                                                            10,483           5,738
------------------------------------------------------------------------------------------
Total Trading Assets - Debt and Equity Instruments               $139,249        $104,125
------------------------------------------------------------------------------------------
Derivative Receivables:
  Interest Rate Contracts                                        $ 41,124        $ 36,832
  Foreign Exchange Contracts                                       15,484          15,811
  Debt, Equity, Commodity and Other Contracts                      19,765          24,093
------------------------------------------------------------------------------------------
Total Trading Assets - Derivative Receivables                    $ 76,373        $ 76,736
------------------------------------------------------------------------------------------
TRADING LIABILITIES
Debt and Equity Instruments:
  Securities Sold, Not Yet Purchased                             $ 51,762        $ 45,343
  Structured Notes                                                    395             925
------------------------------------------------------------------------------------------
Total Trading Liabilities - Debt and Equity Instruments          $ 52,157        $ 46,268
------------------------------------------------------------------------------------------
Derivative Payables:
  Interest Rate Contracts                                        $ 27,968        $ 26,555
  Foreign Exchange Contracts                                       17,759          14,091
  Debt, Equity, Commodity and Other Contracts                      30,790          32,076
------------------------------------------------------------------------------------------
Total Trading Liabilities - Derivative Payables                  $ 76,517        $ 72,722
------------------------------------------------------------------------------------------

Average trading assets and liabilities were as follows for the periods indicated.

Year Ended December 31, (in millions)                               2000             1999
------------------------------------------------------------------------------------------
Trading Assets - Debt and Equity Instruments                    $107,369          $95,695
Derivative Receivables                                          $ 70,727          $73,247
------------------------------------------------------------------------------------------
Trading Liabilities - Debt and Equity Instruments:
  Securities Sold, Not Yet Purchased                            $ 53,394          $38,516
  Structured Notes                                                   552            1,071
------------------------------------------------------------------------------------------
Total Trading Liabilities - Debt and Equity Instruments         $ 53,946          $39,587
------------------------------------------------------------------------------------------
Total Trading Liabilities - Derivative Payables                 $ 66,573          $69,292
------------------------------------------------------------------------------------------

4 - FEES AND COMMISSIONS

Details of fees and commissions were as follows:

Year Ended December 31, (in millions)             2000             1999          1998
--------------------------------------------------------------------------------------
Investment Management, Custody and
  Processing Services                           $3,628           $2,868        $2,473
Credit Card Revenue                              1,771            1,698         1,474
Brokerage and Investment Services                1,228              768           624
Lending-Related Service Fees                     1,031            1,061           948
Deposit Service Charges                            906              895           718
Other Fees                                         665              586           502
--------------------------------------------------------------------------------------
Total Fees and Commissions                      $9,229           $7,876        $6,739
--------------------------------------------------------------------------------------

5 - OTHER REVENUE AND OTHER EXPENSE

Details of other revenue and expense were as follows:

Year Ended December 31, (in millions)               2000           1999          1998
--------------------------------------------------------------------------------------
OTHER REVENUE
Gains on Sales of Nonstrategic Assets            $ 1,307         $  166        $  187
Residential Mortgage
  Origination/Sales Activities                       194            323           356
Loss on Economic Hedge
  of the Flemings Purchase Price                    (176)            --            --
All Other                                            964            556           340
--------------------------------------------------------------------------------------
Total Other Revenue                              $ 2,289         $1,045        $  883
--------------------------------------------------------------------------------------
OTHER EXPENSE
Professional Services                            $ 1,203         $1,012        $1,045
Outside Services Expense                             648            584           523
Marketing Expense                                    595            503           431
Travel and Entertainment                             490            350           401
Special Contribution to the Foundation(a)             --            100            --
All Other                                          1,433          1,191         1,207
--------------------------------------------------------------------------------------
Total Other Expense                              $ 4,369         $3,740        $3,607
--------------------------------------------------------------------------------------

(a) Represents a $100 million special contribution to The Chase Manhattan Foundation.


                                           71  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


6 - INTEREST INCOME AND INTEREST EXPENSE

Details of interest income and expense were as follows:

Year Ended December 31, (in millions)             2000           1999           1998
--------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                          $17,243        $14,783        $15,498
Securities                                       4,422          4,804          5,072
Trading Assets                                   7,160          5,432          6,775
Federal Funds Sold and Securities
  Purchased under Resale Agreements              4,218          3,016          4,201
Securities Borrowed                              2,294          1,877          2,129
Deposits with Banks                                773          1,006            936
Other Sources                                      533            289            319
--------------------------------------------------------------------------------------
Total Interest Income                          $36,643        $31,207        $34,930
--------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                       $10,835        $ 8,845        $ 9,663
Short-Term and Other Liabilities                13,105          9,323         12,612
Long-Term Debt                                   3,191          2,754          2,808
--------------------------------------------------------------------------------------
Total Interest Expense                         $27,131        $20,922        $25,083
--------------------------------------------------------------------------------------
Net Interest Income                            $ 9,512        $10,285        $ 9,847
Provision for Loan Losses                        1,377          1,446          1,453
--------------------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                    $ 8,135        $ 8,839        $ 8,394
--------------------------------------------------------------------------------------

7 - MERGER AND RESTRUCTURING COSTS

The following table shows the components of these costs during 2000:

(in millions)
--------------------------------------------------------------------------------
Merger Costs                                                              $1,250
Restructuring Costs Not Accruable under 1999 Initiatives                     181
--------------------------------------------------------------------------------
Total Merger and Restructuring Costs                                      $1,431
--------------------------------------------------------------------------------

2000 RESTRUCTURING INITIATIVES: Management estimates that the Firm will incur one-time, pre-tax costs of $3.2 billion in connection with the merger of J.P. Morgan and Chase. These costs consist of a $1.25 billion merger charge (severance of $675 million,facilities costs of $394 million and technology and other costs of $181 million) that was recorded on the December 31, 2000 merger date and $1.95 billion of other costs (primarily systems integration costs, facilities costs and retention payments) to be incurred in 2001 and 2002 that are not accruable under existing accounting pronouncements. In 2000, $333 million of the $1.25 billion merger reserve was utilized; accordingly, the merger liability was $917 million at December 31, 2000.

1999 RESTRUCTURING INITIATIVES: In connection with several strategic restructuring initiatives in the fourth quarter of 1999, JPMorgan Chase incurred a charge of $100 million for planned consolidation actions in certain businesses and a charge of $75 million for planned staff reductions and for the disposition of premises and equipment resulting from the relocation of several businesses to Florida, Texas and Massachusetts. The $175 million restructuring charge included severance costs associated with the relocation of 2,300 positions and the projected elimination of 800 positions as well as the planned disposition of certain premises and equipment. At December 31, 2000, the restructuring liability was $89 million related largely to relocation actions.

   In addition, the Firm incurred $181 million of additional restructuring costs during 2000. These restructuring costs relate to relocation initiatives ($108 million) and other business initiatives ($73 million), such as the consolidation of operations. These restructuring costs were not accruable under existing accounting pronouncements and, therefore, were not included in the restructuring charge taken in 1999.

1998 RESTRUCTURING INITIATIVES: During 1998, the Firm incurred charges of $868 million in connection with initiatives to streamline support functions and realign certain business activities. In December 1999, $152 million of costs were reversed, primarily related to occupancy costs not fully utilized under the charge. There was no liability related to these costs outstanding at December 31, 2000.

8 - SECURITIES

See Note 1 for a discussion of the accounting policies relating to securities. The following table presents realized gains and losses from available-for-sale securities.

Year Ended December 31, (in millions)         2000          1999            1998
--------------------------------------------------------------------------------
Realized Gains                               $ 727         $ 555         $ 1,062
Realized Losses                               (498)         (747)           (593)
--------------------------------------------------------------------------------
Net Realized Gains (Losses)                  $ 229         $(192)        $   469
--------------------------------------------------------------------------------


JPMORGAN CHASE Annual Report 2000  72

The amortized cost and estimated fair value of securities, including the impact of related derivatives, were as follows for the dates indicated:

                                                                        2000
                                                                  Gross       Gross
                                                  Amortized  Unrealized  Unrealized     Fair
December 31, (in millions)                             Cost       Gains      Losses    Value
---------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/
Corporation Obligations:
  Mortgage-Backed Securities                        $38,107       $ 26     $  965    $37,168
  Collateralized Mortgage Obligations                 5,130         93          8      5,215
  U.S. Treasuries                                    16,250        309        265     16,294
Obligations of State and Political Subdivisions         896         95         24        967
Debt Securities Issued by Foreign Governments        10,749         76         25     10,800
Corporate Debt Securities                             1,080          5         13      1,072
Equity Securities                                     1,111        240         28      1,323
Other, Primarily Asset-Backed Securities(a)             243         38         14        267
---------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                 $73,566       $882     $1,342    $73,106
---------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
Total Held-to-Maturity Securities(b)                $   589       $  4     $   --    $   593
---------------------------------------------------------------------------------------------

                                                                        1999
                                                                   Gross       Gross
                                                   Amortized  Unrealized  Unrealized     Fair
December 31, (in millions)                              Cost       Gains      Losses    Value
-----------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Government and Federal Agency/
Corporation Obligations:
  Mortgage-Backed Securities                         $37,028       $ 50       $1,859   $35,219
  Collateralized Mortgage Obligations                  5,355         --           19     5,336
  U.S. Treasuries                                     20,600         33          954    19,679
Obligations of State and Political Subdivisions        2,300        205          168     2,337
Debt Securities Issued by Foreign Governments         10,209          5          110    10,104
Corporate Debt Securities                                460          3           13       450
Equity Securities                                        783        184            1       966
Other, Primarily Asset-Backed Securities(a)              800         32           12       820
----------------------------------------------------------------------------------------------
Total Available-for-Sale Securities                  $77,535       $512       $3,136   $74,911
----------------------------------------------------------------------------------------------
HELD-TO-MATURITY SECURITIES
Total Held-to-Maturity Securities(b)                 $   888       $  1       $   13   $   876
----------------------------------------------------------------------------------------------

(a) Includes CMOs of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations. As of December 31, 2000, there were no securities of a single issuer, excluding the U.S. Treasury and U.S. government agencies, whose fair value exceeded 10% of JPMorgan Chase's stockholders' equity.

(b) Primarily mortgage-backed securities.

   The following table presents the amortized cost, estimated fair value and average yield at December 31, 2000 of JPMorgan Chase's AFS and HTM securities by contractual maturity range:

                                                 Available-for-Sale Securities              Held-to-Maturity Securities
Maturity Schedule of Securities           Amortized            Fair          Average    Amortized         Fair        Average
December 31, 2000 (in millions)                Cost           Value         Yield(a)         Cost        Value       Yield(a)
-----------------------------------------------------------------------------------------------------------------------------
Due in One Year or Less                     $ 5,567         $ 5,511            2.77%        $  32         $ 32          7.23%
Due after One Year through Five Years        12,216          12,215            5.52            --           --            --
Due after Five Years through Ten Years        9,188           9,147            5.74            11           12          7.02
Due after Ten Years(b)                       46,595          46,233            6.34           546          549          6.87
-----------------------------------------------------------------------------------------------------------------------------
Total Securities                            $73,566         $73,106            5.85%        $ 589         $593          6.89%

(a) The average yield is based on amortized cost balances at year-end. Yields are derived by dividing interest income (including the effect of related derivatives on AFS securities and the amortization of premiums and accretion of discounts) by total amortized cost. Taxable-equivalent yields are used where applicable.

(b) Securities with no stated maturity are included with securities with a contractual maturity of ten years or more. Substantially all of JPMorgan Chase's MBSs and CMOs are due in ten years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.


                                           73  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


9 - LOANS

See Note 1 for a discussion of the accounting policies relating to loans. The composition of the loan portfolio at each of the dates indicated was as follows:

                                                     2000                                  1999
December 31, (in millions)           Domestic     Foreign        Total     Domestic     Foreign        Total
------------------------------------------------------------------------------------------------------------
COMMERCIAL
Commercial and Industrial            $ 64,031     $37,002     $101,033     $ 58,563     $38,067     $ 96,630
Commercial Real Estate:
  Commercial Mortgage                   4,109         834        4,943        5,207         269        5,476
  Construction                            725         636        1,361          800          93          893
Financial Institutions                  7,342       3,976       11,318        6,623       3,779       10,402
Foreign Governments                        --         805          805           --       1,517        1,517
------------------------------------------------------------------------------------------------------------
  Total Commercial                     76,207      43,253      119,460       71,193      43,725      114,918
------------------------------------------------------------------------------------------------------------
CONSUMER
1-4 Family Residential Mortgages       50,302         292       50,594       44,312       1,522       45,834
Credit Card                            18,495           6       18,501       15,633         746       16,379
Auto Financings                        19,802          22       19,824       18,442          45       18,487
Other Consumer                          7,361         310        7,671        6,902         488        7,390
------------------------------------------------------------------------------------------------------------
  Total Consumer                       95,960         630       96,590       85,289       2,801       88,090
------------------------------------------------------------------------------------------------------------
Total Loans(a)                       $172,167     $43,883     $216,050     $156,482     $46,526     $203,008
------------------------------------------------------------------------------------------------------------

(a) Loans are presented net of unearned income of $1,571 million and $1,530 million at December 31, 2000 and 1999, respectively.

IMPAIRED LOANS

The table below sets forth information about JPMorgan Chase's impaired loans. JPMorgan Chase uses the discounted cash flow method as its primary method for valuing its impaired loans:

December 31, (in millions)                                          2000         1999
--------------------------------------------------------------------------------------
Impaired Loans with an Allowance                                 $   986      $   993
Impaired Loans without an Allowance(a)                               444          305
--------------------------------------------------------------------------------------
Total Impaired Loans                                             $ 1,430      $ 1,298
Allowance for Impaired Loans under SFAS 114(b)                   $   344      $   304
Average Balance of Impaired Loans during the Year                $ 1,450      $ 1,326
Interest Income Recognized on Impaired Loans
  during the Year                                                $    13      $    15
--------------------------------------------------------------------------------------

(a) When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under SFAS 114.

(b) The allowance for impaired loans under SFAS 114 is included in JPMorgan Chase's allowance for loan losses.

10 - ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes in the allowance for loan losses:

Year Ended December 31,
(in millions)                                            2000         1999         1998
----------------------------------------------------------------------------------------
Allowance at January 1                                $ 3,738      $ 4,022      $ 4,170
  Provision for Loan Losses                             1,377        1,446        1,453

  Charge-Offs                                          (1,634)      (2,034)      (1,946)
  Recoveries                                              234          287          392
                                                      -------      -------      -------
    Net Charge-Offs                                    (1,400)      (1,747)      (1,554)
  Charge to Conform to
    FFIEC Revised Policy                                  (80)          --           --
  Transfer to Other Liabilities                            --           --          (50)
  Allowance Related to
    Purchased Portfolios                                   29           18            5
  Foreign Exchange
    Translation Adjustment                                  1           (1)          (2)
----------------------------------------------------------------------------------------
Allowance at December 31                              $ 3,665      $ 3,738      $ 4,022
----------------------------------------------------------------------------------------


JPMORGAN CHASE Annual Report 2000  74

11 - LOAN SECURITIZATIONS

During 2000, JPMorgan Chase securitized approximately $6.9 billion of its consumer loans consisting of residential mortgage, credit card and automobile loans and securitized approximately $4.7 billion of its commercial loans. Pre-tax gains on consumer and commercial loan securitizations during 2000 totaled $52 million and $53 million, respectively. In addition, JPMorgan Chase also sold residential mortgage loans totaling $21.5 billion primarily as Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation (collectively, the "Agencies") mortgage-backed securities, which sales resulted in gains of $106 million.

    JPMorgan Chase retains the servicing responsibilities for all of its consumer loans and for certain of its commercial loan securitizations. JPMorgan Chase also retains the right to service the residential mortgage loans sold as a result of the above mentioned mortgage-backed security transactions with the Agencies. For the loans it services, JPMorgan Chase receives annual servicing fees ranging from 0.15% to 2% of the securitized consumer loan balance plus certain ancillary fees and from 0.05% to 0.08% of the securitized commercial loan balance plus ancillary fees. For a discussion of mortgage servicing rights, see Note 12.

    In addition to the retention of servicing rights, JPMorgan Chase also generally retains senior and/or subordinated interests in its consumer and certain of its commercial loan securitizations.

    The following table summarizes certain cash flows received from securitization trusts for sales that were completed during 2000 and the key economic assumptions used in measuring the retained interests as of the dates of such sales:

($ in millions)                                  Consumer          Commercial
--------------------------------------------------------------------------------
CASH FLOW INFORMATION:
Proceeds from New Securitizations                 $ 6,860             $ 4,746
Servicing Fees Collected                               33                   1
Other Cash Flows Received                              69                   8
Proceeds from Collections
  Reinvested in Previous Revolving
  Securitizations                                  29,844               1,031
--------------------------------------------------------------------------------
KEY ASSUMPTIONS (Rates per Annum):
Annual Prepayment Rate(a)                    10.5% - 13.7%,                NA(b)
                                            1.50% WAC/WAM
                                                22.5% HEP,
                                                29.3% CPR
--------------------------------------------------------------------------------
Weighted Average Life               8 Months - 12.6 Years     2.1 - 9.7 Years
Expected Credit Losses                       0.15% - 5.90%                 NA(c)
Discount Rate                                 7.2% - 15.0%        6.9% - 20.4%
--------------------------------------------------------------------------------

(a) WAC/WAM: Weighted Average Coupon/Weighted Average Maturity; HEP:Home Equity Prepayment Curve; CPR:Constant Prepayment Rate.
(b) Not applicable since these retained interests are not subject to prepayment risk.
(c) Not applicable due to collateral coverage on loans in commercial securitizations.


    At December 31, 2000, JPMorgan Chase had $6.5 billion of consumer retained interests (excluding Mortgage Servicing Rights) and $138 million of commercial retained interests. Of the $6.5 billion in consumer retained interests, $5.7 billion represented JPMorgan Chase's undivided interest in its credit card master trusts. This undivided interest represents credit card receivables owned by JPMorgan Chase within the master trusts that have not been sold. JPMorgan Chase's interest in these receivables rank pari-passu with the investors' interests in the master trusts. JPMorgan Chase's retained interest is recorded and accounted for as credit card loans, and its carrying value approximates fair value. JPMorgan Chase also maintains escrow accounts up to predetermined limits for some of its consumer securitizations in the unlikely event that deficiencies in cash flows owed to investors occur. The amounts available in such escrow accounts are recorded in Other Assets and totaled $385 million as of December 31, 2000. The remaining $452 million of consumer retained interests and the $138 million of commercial retained interests were primarily subordinated or residual interests.

    The table below outlines the key economic assumptions and the sensitivity of the current fair value of the remaining retained interests to immediate 10% and 20% adverse changes in those assumptions:

($ in millions)                                 Consumer(a)       Commercial
--------------------------------------------------------------------------------
Carrying amount / fair value of
  retained interests                               $  452             $  138
--------------------------------------------------------------------------------
Weighted Average Life               6 Months - 12.6 Years    2.0 - 8.1 Years
--------------------------------------------------------------------------------
Prepayment Rate                              10.5% - 13.9%,               NA(b)
                                            1.49% WAC/WAM
                                          22.5% - 25% HEP
                                             9% - 41% CPR
  Impact of 10% Adverse Change                     $  (26)                --
  Impact of 20% Adverse Change                        (45)                --
--------------------------------------------------------------------------------
Loss Assumption                              0.15% - 6.20%                NA(c)
  Impact of 10% Adverse Change                     $   (7)                --
  Impact of 20% Adverse Change                        (13)                --
Discount Rate                                 7.9% - 15.1%       6.9% - 22.3%
  Impact of 10% Adverse Change                     $  (14)            $   (6)
  Impact of 20% Adverse Change                        (26)               (12)
--------------------------------------------------------------------------------

(a) A substantial portion of the $452 million in retained interests and sensitivities relate to residential mortgage securitizations.
(b) Not applicable since these retained interests are not subject to prepayment risk.
(c) Not applicable due to collateral coverage on loans in commercial securitizations.


                                           75  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.



    The sensitivity analysis in the table above is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot easily be extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. Changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

    Expected static pool credit losses as of December 31, 2000 for all loans securitized are as follows:

                                                  CONSUMER         COMMERCIAL
--------------------------------------------------------------------------------
Actual and Projected Credit Losses as of
December 31, 2000                              0.10% - 2.33%(a)            NA(b)
--------------------------------------------------------------------------------

(a) Static pool losses not applicable to credit card securitizations due to their revolving structure.

(b) No static pool credit losses on commercial securitizations due to collateral coverage on loans in commercial securitizations.


    The table below presents information about delinquencies, net credit losses, and components of reported and securitized financial assets at December 31, 2000 ($ in millions):

                                               LOANS 90 DAYS OR           NET
TYPE OF LOAN                     TOTAL LOANS      MORE PAST DUE   CHARGE-OFFS
--------------------------------------------------------------------------------
Consumer Loans                      $130,591             $1,204        $2,094
Commercial Loans                     124,972              1,551           400
--------------------------------------------------------------------------------
Total Loans
  Reported and Securitized(a)        255,563              2,755         2,494(b)
--------------------------------------------------------------------------------
Less: Loans Securitized              (39,513)              (437)       (1,014)
--------------------------------------------------------------------------------
Reported                            $216,050             $2,318        $1,480
--------------------------------------------------------------------------------

(a) Reported and securitized basis represents loans on the balance sheet or that have been securitized, but exclude securitized loans that JPMorgan Chase continues to service but as to which it has no other continuing involvement.
(b) Includes a $93 million charge to conform to the FFIEC's revised policy establishing uniform guidelines for charge-offs on consumer loans to delinquent, bankrupt, deceased and fraudulent borrowers. Of this total amount, $80 million relates to reported loans, and the remaining $13 million relates to securitized loans.


12 - MORTGAGE SERVICING RIGHTS

Year Ended December 31,
(in millions)                           2000             1999              1998
--------------------------------------------------------------------------------
Balance at Beginning of Year          $5,187           $ 3,039          $ 1,573
Additions                              2,194             3,611            2,248
Sales                                   (290)           (1,071)             (47)
Hedging Activities                        78               150             (323)
Amortization                            (708)             (542)            (412)
Valuation Allowance                      (99)               --               --
                                      ------           -------          -------
Balance at End of Year                $6,362           $ 5,187          $ 3,039
                                      ------           -------          -------
Estimated Fair Value at Year-End      $6,400           $ 5,800          $ 3,200
--------------------------------------------------------------------------------

                                                                           2000
                                                                           ----
Weighted Average Prepayment Speed Assumption                         11.46% CPR
  Impact on Fair Value with 10% Adverse Change                           $ (264)
  Impact on Fair Value with 20% Adverse Change                           $ (504)
--------------------------------------------------------------------------------
Weighted Average Discount Rate                                            11.14%
  Impact on Fair Value with 10% Adverse Change                           $ (210)
  Impact on Fair Value with 20% Adverse Change                           $ (409)
--------------------------------------------------------------------------------

CPR:Constant Prepayment Rate.

    The sensitivity analysis in the above table is hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect that a change in a particular assumption may have on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

    Various interest rate derivatives are designated as hedges of mortgage servicing rights ("MSRs"). In addition, certain AFS securities are used as economic hedges of the MSRs with gains on sales of the securities offsetting impairment losses on the MSRs. Realized gains and losses from the settlement or termination of these derivative contracts are deferred as adjustments to the carrying value of the MSRs and amortized over the remaining life of the MSRs. At December 31, 2000 and 1999, net deferred hedge gains of $152 million and $193 million, respectively, were included as an adjustment to the carrying value of the MSRs.


JPMORGAN CHASE Annual Report 2000  76

13 - LONG-TERM DEBT

The following table is a summary of long-term debt (net of unamortized original issue debt discount):

By Remaining Contractual Maturity at            Under                               After              2000                    1999
December 31, (in millions)                     1 Year         1-5 Years           5 Years             TOTAL                   Total
------------------------------------------------------------------------------------------------------------------------------------
PARENT COMPANY
Senior Debt:       Fixed Rate                $  1,428         $   4,456         $     799         $   6,683                $  6,343
                   Variable Rate                6,156             7,334             1,678            15,168                  14,174
                   Interest Rates(a)     2.00% - 6.91%     1.22% - 7.50%     1.00% - 8.56%     1.00% - 8.56%          1.00% - 22.00%
Subordinated Debt: Fixed Rate                     350             3,188             8,337            11,875                  11,355
                   Variable Rate                   --             1,196               553             1,749                   2,185
                   Interest Rates(a)     9.38% - 9.75%     4.78% - 8.63%     1.60% - 8.25%     1.60% - 9.75%          1.60% - 10.13%
                     Subtotal                $  7,934         $  16,174         $  11,367         $  35,475                $ 34,057
------------------------------------------------------------------------------------------------------------------------------------
SUBSIDIARIES
Senior Debt:       Fixed Rate                $  1,120         $   1,660         $     690         $   3,470                $  3,433
                   Variable Rate                  583               944               907             2,434                   2,931
                   Interest Rates(a)    5.15% - 10.26%    4.00% - 10.83%    2.03% - 13.95%    2.03% - 13.95%          1.00% - 10.60%
Subordinated Debt: Fixed Rate                      --               847               648             1,495                   1,181
                   Variable Rate                   --               250               175               425                     250
                   Interest Rates(a)               --      6.63% - 7.38%     6.13% - 9.25%     6.13% - 9.25%           3.24% - 9.25%
                     Subtotal                $  1,703         $   3,701         $   2,420         $   7,824                $  7,795
------------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Debt                         $  9,637         $  19,875         $  13,787         $  43,299(b)(c)(d)       $ 41,852
------------------------------------------------------------------------------------------------------------------------------------

(a) The interest rates shown are the range of rates in effect at year-end, including non-U.S. dollar fixed and variable rate issuances.
(b) At December 31, 2000, long-term debt aggregating $7.9 billion was redeemable at the option of JPMorgan Chase, in whole or in part, prior to maturity, based on the terms specified in the respective notes.
(c) The aggregate principal amount of debt that matures in each of the five years subsequent to 2000 are $9,637 million in 2001, $10,484 million in 2002, $2,790 million in 2003, $3,594 million in 2004 and $3,007 million in
    2005.
(d) Includes $1.0 billion of outstanding zero-coupon notes at December 31, 2000. The principal amount of these notes at various maturities is $5.3 billion.


    JPMorgan Chase issues long-term debt denominated in various currencies, although predominately U.S. dollars, with both fixed and variable interest rates.

    The weighted-average interest rate for total long-term debt was 6.52% and 7.31% as of December 31, 2000 and 1999, respectively. In order to modify exposure to interest rate and currency exchange rate movements, JPMorgan Chase utilizes derivative instruments, primarily interest rate and currency swaps, in conjunction with some of its debt issues. The use of these instruments modifies JPMorgan Chase's interest expense on the associated debt. The weighted-average interest rate for total long-term debt, including the effects of related derivative instruments, was 6.70% and 6.35% as of December 31, 2000 and 1999, respectively.

    JPMorgan Chase has guaranteed several long-term debt issues of its subsidiaries. Guaranteed debt totaled $195 million and $360 million at December 31, 2000 and 1999, respectively.


                                           77  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.



GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE FIRM'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At December 31, 2000, ten wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $3,939 million in capital securities, net of discount. The capital securities qualify as Tier 1 Capital of JPMorgan Chase. The proceeds from each issuance were invested in a corresponding series of junior subordinated deferrable interest debentures of JPMorgan Chase. The sole asset of each statutory business trust is the relevant debenture. JPMorgan Chase has fully and unconditionally guaranteed each of the business trust's obligations under each trust's capital securities to the extent set forth in the guarantee. Accordingly, the Firm is not required to disclose separate financial statements for each statutory business trust. Each trust's capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

    The following is a summary of the outstanding capital securities, net of discount, issued by each trust and the junior subordinated deferrable interest debenture issued by JPMorgan Chase to each trust as of December 31, 2000:

($ in millions)        Amount of Capital
                          Securities,     Principal Amount  Stated Maturity of   Interest Rate of           Interest
                        Net of Discount     of Debenture,   Capital Securities  Capital Securities    Payment/Distribution
Name of Trust         Issued by Trust(a)  Held by Trust(b)    and Debentures      and Debentures              Dates
------------------------------------------------------------------------------------------------------------------------------------
Chase Capital I            $  600             $  619              12/1/2026                7.67%    Semiannual - Commencing 6/1/97
Chase Capital II              495                516               2/1/2027        LIBOR + 0.50%     Quarterly - Commencing 5/1/97
Chase Capital III             296                309               3/1/2027        LIBOR + 0.55%     Quarterly - Commencing 6/1/97
Chase Capital IV              350                361              12/6/2027                7.34%     Quarterly - Commencing 3/31/98
Chase Capital V               200                206              3/31/2028                7.03%     Quarterly - Commencing 3/31/98
Chase Capital VI              248                258               8/1/2028       LIBOR + 0.625%     Quarterly - Commencing 11/1/98
Chase Capital VII             350                361              5/15/2029                7.00%     Quarterly - Commencing 7/31/99
Chase Capital VIII            250                258              7/15/2030                8.25%     Quarterly - Commencing 10/31/00
JPM Capital Trust I           750                773              1/15/2027                7.54%    Semiannual - Commencing 7/15/97
JPM Capital Trust II          400                412               2/1/2027                7.95%    Semiannual - Commencing 8/1/97
------------------------------------------------------------------------------------------------------------------------------------
  Total                    $3,939             $4,073
------------------------------------------------------------------------------------------------------------------------------------

(a) Represents the amount of capital securities issued to the public by each trust. These amounts are reflected as liabilities of JPMorgan Chase.
(b) Represents the principal amount of JPMorgan Chase debentures held as assets by each trust. These amounts represent intercompany transactions and are eliminated in JPMorgan Chase's consolidated financial statements.


14 - PREFERRED STOCK OF SUBSIDIARY

Chase Preferred Capital Corporation ("Chase Preferred Capital"), a wholly owned subsidiary of The Chase Manhattan Bank ("Chase Bank"), a bank subsidiary of JPMorgan Chase, is a real estate investment trust ("REIT") established for the purpose of acquiring, holding and managing real estate mortgage assets. At December 31, 2000, there were 22 million shares of 8.10% Cumulative Preferred Stock, Series A ("Series A Preferred Shares") issued and outstanding (liquidation preference, $25 per share). Dividends on the Series A Preferred Shares are cumulative and are payable quarterly. The dividends are recorded as minority interest expense by JPMorgan Chase.

    The Series A Preferred Shares are generally not redeemable prior to September 18, 2001. On or after that date, the Series A Preferred Shares may be redeemed for cash at the option of Chase Preferred Capital, in whole or in part, at a redemption price of $25 per share, plus any accrued and unpaid dividends. The Series A Preferred Shares are treated as Tier 1 Capital of JPMorgan Chase. The Series A Preferred Shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of Chase Preferred Capital, JPMorgan Chase or any of its subsidiaries. The total amount of Series A Preferred Shares outstanding at both December 31, 2000 and 1999 was $550 million.

    In 2000, Chase Preferred Capital issued an aggregate 7,600 shares of Series B Preferred Stock, stated value $1,000,000 per share, to Chase Bank. The Series B Preferred Shares rank junior to the Series A Preferred Shares with respect to the payment of dividends and rank on a parity with the Series A Preferred Shares upon liquidation, dissolution or winding up of Chase Preferred Capital.


15 - PREFERRED STOCK

JPMorgan Chase is authorized to issue 200 million shares of preferred stock, in one or more series, with a par value of $1 per share. Outstanding shares of preferred stock at December 31, 2000 and 1999 were 26.2 million and 30.2 million, respectively. During 2000, JPMorgan Chase redeemed its 10.96% Cumulative Preferred Stock and 1.5 million shares of its Adjustable Rate, Series A Cumulative Preferred Stock.

    Dividends on shares of each outstanding series of preferred stock are payable quarterly. All the preferred stocks outstanding have preference over JPMorgan Chase's common stock for the payment of dividends and the distribution of assets in the event of a liquidation or dissolution of JPMorgan Chase.


JPMORGAN CHASE Annual Report 2000  78

The following is a summary of JPMorgan Chase's preferred stock outstanding:

                                              Stated Value
                                                   and
                                               Redemption    Shares                                   Earliest
                                                Price per     (in       Outstanding at December 31,  Redemption    Rate in Effect at
                                                Share(a)    millions)    2000  (in millions)  1999      Date       December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Adjustable Rate, Series A Cumulative           $  100.00      2.42     $  242               $  244    See Note(b)           5.00%
Variable, Series B,C,D,E and F Cumulative(c)    1,000.00      0.25        250                  250    See Note(d)    4.80 - 4.84
Adjustable Rate, Series L Cumulative              100.00      2.00        200                  200   6/30/1999              5.04(e)
Adjustable Rate, Series N Cumulative               25.00      9.10        228                  228   6/30/1999              5.10(e)
10.84% Cumulative                                  25.00      8.00        200                  200   6/30/2001             10.84
Fixed/Adjustable Rate, Noncumulative               50.00      4.00        200                  200   6/30/2003              4.96(e)
6.63% Series H Cumulative                         500.00      0.40        200                  200   3/31/2006              6.63
10.96% Cumulative                                  25.00      4.00         --                  100          --                --
------------------------------------------------------------------------------------------------------------------------------------
Total Preferred Stock                                                  $1,520               $1,622
------------------------------------------------------------------------------------------------------------------------------------

(a) Redemption price includes amount shown in the table plus any accrued but unpaid dividends.
(b) The shares are redeemable at any time with not less than 30 nor more than 60 days' notice.
(c) For Series B, C, D, E and F, dividend rates for each series are determined periodically by either auctioning or remarketing. The dividend rates may not exceed certain maximums that are 110% to 200% of various market interest rates, depending on the prevailing credit rating of the instrument at the dividend determination dates and the then-current dividend periods. The dividend periods may vary from one day to 30 years, depending on the dividend determination method used. During 2000 and 1999, JPMorgan Chase reset the dividend rates approximately every 49 days. The dividend rates stated above represent the range of the dividend rates in effect at year-end. These series of preferred stock qualify as Tier 2 Capital.
(d) The shares are redeemable on the last dividend payment date of any dividend period and at any time when the dividend rate for such shares is the maximum rate (as defined in (c) above), as a whole or in part, at the option of JPMorgan Chase.
(e) Floating rates are based on certain U.S. Treasury rates. The minimum and maximum rates for Series L and Series N are 4.50% and 10.50%, respectively. The fixed/adjustable rate preferred stock remains fixed at 4.96% through June 30, 2003; thereafter, the minimum and maximum rates are 5.46% and 11.46%, respectively.


16 - COMMON STOCK

JPMorgan Chase is authorized to issue 4.5 billion shares of common stock, with a $1 par value per share. The number of shares of common stock issued and outstanding was as follows:

December 31, (in millions)                  2000             1999         1998
--------------------------------------------------------------------------------
Issued                                   1,940.1(a)        2,066.5      2,065.8
Held in Treasury                           (11.6)(a)        (216.0)      (146.3)
--------------------------------------------------------------------------------
Outstanding                              1,928.5           1,850.5      1,919.5
--------------------------------------------------------------------------------

(a) Under the terms of the merger agreement, on December 31, 2000, all 126.4 million treasury shares of J.P. Morgan were canceled and retired.

    Chase shareholders approved a three-for-two stock split at their annual meeting on May 16, 2000. The record date for the split was May 17, 2000, and the additional shares of JPMorgan Chase common stock issued as a result of the split were distributed on June 9, 2000. On May 19, 1998, the stockholders approved a two-for-one stock split of Chase common stock. The additional shares issued as a result of the split were distributed on June 12, 1998 to stockholders of record at the close of business on May 20, 1998.

    During 2000, approximately 20.3 million shares of outstanding common stock were repurchased by Chase under a stock repurchase plan which began on January 19, 2000 and was formally terminated on October 17, 2000. Under its stock repurchase plan, J.P. Morgan repurchased approximately 52.5 million shares of outstanding common stock from July 1, 2000 until the plan was formally terminated on September 13, 2000. During 2000, approximately 81.8 million shares were issued, from treasury, under various employee stock option and other stock-based plans. Approximately 69.0 million shares were issued from treasury for purchase accounting acquisitions during 2000.

    As of December 31, 2000, approximately 343 million unissued shares of common stock were reserved for issuance under various employee incentive, option and stock purchase plans.

    Common shares issued (newly issued or distributed from treasury) by JPMorgan Chase during 2000, 1999 and 1998 were as follows:

Year Ended December 31, (in millions)               2000        1999        1998
--------------------------------------------------------------------------------
Employee Benefit and
  Compensation Plans(a)                             79.4        71.7        53.0
Dividend Reinvestment and
  Stock Purchase Plans                               2.4         1.3         2.1
Purchase Accounting Acquisitions and Other          69.0         0.1         0.8
--------------------------------------------------------------------------------
Total Shares Newly Issued or
  Distributed from Treasury(b)                     150.8        73.1        55.9
--------------------------------------------------------------------------------

(a) See Note 21 for a discussion of JPMorgan Chase's employee stock option plans.
(b) Shares distributed from treasury were 150.8 million in 2000, 72.4 million in 1999 and 54.9 million in 1998.


17 - EARNINGS PER SHARE

SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS") in the income statement. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed using the same method as basic EPS, but, in the denominator, common shares outstanding reflect the potential dilution that could occur if convertible securities or other contracts to issue common stock were converted or exercised into common stock. Net income available for common stock is the same computation for basic EPS and diluted EPS as JPMorgan Chase had no convertible securities, and, therefore, no adjustments to net income available for common stock were necessary.


                                           79  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.

    Basic and diluted earnings per share were as follows for the dates indicated:

Year Ended December 31,
(in millions, except per share data)                2000        1999        1998
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Net Income                                      $  5,727    $  7,501    $  4,745
Less: Preferred Stock Dividends and Other             96         106         133
--------------------------------------------------------------------------------
Net Income Applicable to Common Stock           $  5,631    $  7,395    $  4,612
Weighted-Average Basic Shares Outstanding        1,884.1     1,912.9     1,944.1
Net Income per Share                            $   2.99    $   3.87    $   2.37
--------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Net Income Applicable to Common Stock           $  5,631    $  7,395    $  4,612
Weighted-Average Basic Shares Outstanding        1,884.1     1,912.9     1,944.1
Add: Broad-Based Options                            10.1        13.8         9.7
     Options to Key Employees                       74.8        78.1        79.7
--------------------------------------------------------------------------------
Weighted-Average Diluted Shares Outstanding      1,969.0     2,004.8     2,033.5
--------------------------------------------------------------------------------
Net Income per Share                            $   2.86    $   3.69    $   2.27
--------------------------------------------------------------------------------


18 - COMPREHENSIVE INCOME

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities and foreign currency translation adjustments (in each case, including the impact of related derivatives).

    The following table presents other comprehensive income balances:

                                                                    Accumulated
Year Ended                                                                Other
December 31,                     Unrealized       Translation     Comprehensive
(in millions)                 Gains (Losses)(a)  Adjustments(b)          Income
--------------------------------------------------------------------------------
Balance December 31, 1997            $   527            $ (5)           $   522
  Net Change                              (5)            (24)               (29)
                                     -------            ----            -------
Balance December 31, 1998                522             (29)               493
  Net Change                          (1,949)             28             (1,921)
                                     -------            ----            -------
Balance December 31, 1999             (1,427)             (1)            (1,428)
  NET CHANGE                           1,183               4              1,187
                                     -------            ----            -------
BALANCE DECEMBER 31, 2000            $  (244)           $  3            $  (241)
--------------------------------------------------------------------------------

(a) Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.
(b) Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

    The net change amount, in the following table, represents the sum of net unrealized holding gains/(losses) and reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year that had been part of other comprehensive income in previous years.

Year Ended December 31, (in millions)                2000        1999      1998
--------------------------------------------------------------------------------
Net Unrealized Holdings Gains (Losses)
  Arising during the Period, Net of Taxes(a)      $ 1,212     $(2,071)    $ 202
Reclassification Adjustment for (Gains) Losses
  Included in Net Income, Net of Taxes(b)             (29)        122      (207)
--------------------------------------------------------------------------------
Net Change                                        $ 1,183     $(1,949)    $  (5)
--------------------------------------------------------------------------------

(a) Net of tax expense of $808 million for 2000, net of tax benefit of $1,412 million for 1999, and net of tax expense of $103 million for 1998.
(b) Net of tax expense of $20 million for 2000, net of tax benefit of $64 million for 1999, and net of tax expense of $107 million in 1998.


19 - INCOME TAXES

Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. The significant components of deferred tax assets and liabilities are reflected in the following table:

December 31, (in millions)                               2000               1999
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
  Allowance for Loan Losses                           $ 1,058           $  1,196
  Allowance Other Than Loan Losses                      1,048                736
  Employee Benefits                                     2,599              2,404
  Foreign Operations                                      418                126
  Fair Value Adjustments                                   --                 19
  Foreign Tax Credit Carryforward                         225(a)             285
--------------------------------------------------------------------------------
Gross Deferred Tax Assets                             $ 5,348           $  4,766
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
  Leasing Transactions                                $ 2,570           $  2,388
  Depreciation and Amortization                           815                551
  Fair Value Adjustments                                  367                 --
  Other                                                    68                284
--------------------------------------------------------------------------------
Gross Deferred Tax Liabilities                        $ 3,820           $  3,223
--------------------------------------------------------------------------------
Valuation Allowance                                   $   165           $    165
--------------------------------------------------------------------------------
Net Deferred Tax Asset                                $ 1,363           $  1,378
--------------------------------------------------------------------------------

(a) Includes $55 million expiring in 2003, $110 million expiring in 2004 and $60 million expiring in 2005.

    A valuation allowance has been recorded in accordance with SFAS 109, primarily relating to tax benefits associated with foreign operations and with state and local deferred tax assets.

    The components of income tax expense included in the Consolidated Statement of Income were as follows:

Year Ended December 31, (in millions)         2000            1999         1998
--------------------------------------------------------------------------------
Current Income Tax Expense
  U.S.                                     $ 1,976         $ 1,220      $   743
  Foreign                                    1,224           1,420        1,506
  State and Local                              356             284          348
--------------------------------------------------------------------------------
Total Current Expense                        3,556           2,924        2,597
--------------------------------------------------------------------------------
Deferred Income Tax Expense (Benefit)
  U.S.                                        (695)            998           80
  Foreign                                      187              18          (70)
  State and Local                              (42)             48           (5)
--------------------------------------------------------------------------------
Total Deferred Expense (Benefit)              (550)          1,064            5
--------------------------------------------------------------------------------
Total Income Tax Expense                   $ 3,006         $ 3,988      $ 2,602
--------------------------------------------------------------------------------

JPMORGAN CHASE Annual Report 2000  80

    The preceding table does not reflect the tax effects of unrealized gains and losses on available-for-sale securities and certain tax benefits associated with JPMorgan Chase's employee stock plans. The tax effect of these items is recorded directly in stockholders' equity. Stockholders' equity decreased by $281 million in 2000 and increased by $1,860 million and $315 million in 1999 and 1998, respectively, as a result of these tax effects.

    Federal income taxes have not been provided on the undistributed earnings of certain foreign subsidiaries, to the extent such earnings have been reinvested abroad for an indefinite period of time. For 2000, such earnings approximated $351 million on a pre-tax basis. At December 31, 2000, the cumulative amount of undistributed earnings in these subsidiaries approximated $1,404 million. It is not practicable at this time to determine the income tax liability that would result upon repatriation of these earnings.

    The tax expense (benefit) applicable to securities gains and losses for the years 2000, 1999 and 1998 was $78 million, $(84) million and $162 million, respectively.

    A reconciliation of the applicable statutory U.S. income tax rate to the effective tax rate for the past three years is shown in the following table:

Year Ended December 31,                       2000            1999         1998
--------------------------------------------------------------------------------
Statutory U.S. Federal Tax Rate               35.0%           35.0%        35.0%
Increase (Decrease) in Tax Rate
  Resulting from:
State and Local Income Taxes, Net of
  Federal Income Tax Benefit                   2.3             1.9          3.0
Tax-Exempt Income                             (2.1)           (1.1)        (1.7)
Foreign Subsidiary Earnings                   (1.1)           (0.7)        (0.9)
Other, Net                                     0.3            (0.4)          --
--------------------------------------------------------------------------------
Effective Tax Rate                            34.4%           34.7%        35.4%
--------------------------------------------------------------------------------

    The following table presents the domestic and foreign components of income before income tax expense:

Year Ended December 31, (in millions)          2000            1999         1998
--------------------------------------------------------------------------------
Domestic                                   $  5,844        $  7,821     $  4,679
Foreign(a)                                    2,889           3,668        2,668
--------------------------------------------------------------------------------
Income before Income Tax Expense           $  8,733        $ 11,489     $  7,347
--------------------------------------------------------------------------------

(a) For purposes of this table, foreign income is defined as income generated from operations located outside the United States.


20 - POSTRETIREMENT EMPLOYEE BENEFIT PLANS

JPMorgan Chase currently is in the process of reviewing the benefit plans of both predecessor institutions, including the postretirement employee benefit plans. New plans for JPMorgan Chase are expected to be approved in 2001.

PENSION PLANS

The accompanying table presents the funded status and actuarial assumptions for JPMorgan Chase's defined benefit pension plans. JPMorgan Chase currently has two noncontributory pension plans that provide defined benefits to substantially all domestic employees of Chase and J.P. Morgan. Chase's domestic plan employs a cash balance defined benefit formula that provides for benefits based on salary and service. J.P. Morgan's domestic plan employs a cash balance defined benefit formula that provides for benefits based on base salaries. For J.P. Morgan employees hired before December 31, 1998 who leave JPMorgan Chase during the three years ending December 31, 2003, the provisions of the J.P. Morgan Plan have been grandfathered as a minimum benefit.


DOMESTIC PENSION PLAN

As of or for the Year Ended December 31, (in millions)          2000       1999
--------------------------------------------------------------------------------
Benefit Obligation                                           $(3,898)   $(3,616)
Plan Assets at Fair Value                                      4,314      4,538
--------------------------------------------------------------------------------
Plan Assets in Excess of Benefit Obligation                      416        922
Unrecognized Amounts                                            (212)      (651)
--------------------------------------------------------------------------------
Prepaid Pension Cost Reported in Other Assets                $   204    $   271
--------------------------------------------------------------------------------
Employer Contributions to Trust                              $     9    $   --
Benefits Paid Out of Trust                                       324        286
Weighted-Average Annualized Actuarial Assumptions
  for Chase as of December 31:
  Discount Rate                                                 7.50%      8.00%
  Assumed Rate of Long-Term Return
    on Plan Assets                                              9.50%      9.00%
  Rate of Increase in Future Compensation                       5.66%      5.66%
Weighted-Average Annualized Actuarial Assumptions
  for J.P. Morgan as of September 30:
  Discount Rate                                                 7.75%      7.50%
  Assumed Rate of Long-Term Return
    on Plan Assets                                              9.00%      9.00%
  Rate of Increase in Future Compensation                       3.60%      3.60%
--------------------------------------------------------------------------------

    The periodic domestic pension plan expense (reported in Compensation Expense) totaled $76 million in 2000, $75 million in 1999 and $65 million in 1998.

    Both predecessor institutions also had a number of other defined benefit pension plans (i.e., domestic plans not subject to Title IV of the Employee Retirement Income Security Act) and several foreign pension plans. Compensation Expense related to these plans totaled $45 million in 2000, $48 million in 1999 and $47 million in 1998. At December 31, 2000 and 1999, JPMorgan Chase's liability included in Accrued Expenses related to plans that JPMorgan Chase elected not to prefund fully totaled $234 million and $252 million, respectively.

    Compensation Expense related to defined contribution plans totaled $213 million in 2000, $195 million in 1999 and $163 million in 1998.


                                           81  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.



POSTRETIREMENT MEDICAL AND LIFE INSURANCE

JPMorgan Chase provides postretirement medical and life insurance benefits to qualifying domestic and foreign employees. These benefits vary with length of service and date of hire and provide for limits on JPMorgan Chase's share of covered medical benefits. The medical benefits are contributory, while the life insurance benefits are noncontributory.

    J.P. Morgan's postretirement benefit obligations are funded with corporate-owned life insurance ("COLI") purchased on the lives of eligible employees and retirees. Assets of the COLI policy are held in a separate account with the insurance company. The insurance company invests the cash value of the policy in equities, bonds and other debt securities. While JPMorgan Chase owns the COLI policy, COLI proceeds (death benefits, withdrawals and other distributions) may be used only to reimburse the Firm for its net postretirement benefit claim payments and related administrative expenses.


POSTRETIREMENT MEDICAL AND LIFE INSURANCE LIABILITY

As of or for the Year Ended December 31, (in millions)         2000        1999
--------------------------------------------------------------------------------
Benefit Obligation                                           $ (918)     $ (878)
Plan Assets at Fair Value                                       358         333
--------------------------------------------------------------------------------
Benefit Obligation in Excess of Plan Assets                    (560)       (545)
Unrecognized Amounts                                           (278)       (317)
--------------------------------------------------------------------------------
Accrued Postretirement Medical and Life Insurance Cost       $ (838)     $ (862)
--------------------------------------------------------------------------------
Benefits Paid(a)                                             $   66      $   61
--------------------------------------------------------------------------------

(a) Net of $12 million and $8 million of retiree contributions in 2000 and 1999, respectively.


    Postretirement medical and life insurance expense (reported in Compensation Expense) totaled $32 million in 2000, $44 million in 1999 and $60 million in 1998.

    The discount rates and rates of increase for future compensation used to determine the actuarial values for postretirement medical and life insurance benefits are generally consistent with those used for the domestic pension plan. At December 31, 2000, Chase's assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 8.0% for 2000, declining gradually over six years to a floor of 5.0%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the December 31, 2000 benefit obligation and 2000 periodic expense by up to 5.3%.

    At September 30, 2000, J.P. Morgan's assumed weighted-average medical benefits cost trend rate used to measure the expected cost of benefits covered was 10.0% for 2000, declining gradually over nine years to a floor of 5.5%. The effect of a 1% change in the assumed medical cost trend rate would result in a corresponding change in the September 30, 2000 benefit obligation and 2000 periodic expense by up to 9.0%.


21 - EMPLOYEE STOCK-BASED INCENTIVES

KEY EMPLOYEE STOCK-BASED AWARDS

JPMorgan Chase has a long-term stock-based incentive plan (the "LTIP") that provides for grants of common stock-based awards, including stock options, restricted stock and restricted stock units ("RSU") to certain key employees. A portion of each employee's incentive compensation that exceeds specified levels is awarded in restricted stock or RSUs (the "deferred equity plan") that are issued under the LTIP.

    Under the LTIP, stock options have been granted with exercise prices equal to JPMorgan Chase's common stock price on the grant date. Generally, options cannot be exercised until at least one year after the grant date and become exercisable over various periods as determined at the time of the grant. Options generally expire ten years after the grant date.

    The accompanying table presents a summary of JPMorgan Chase's key employee option activity during the last three years:


KEY EMPLOYEE STOCK OPTIONS

Year Ended December 31,                          2000                              1999                              1998

(Amounts in Thousands,            Number of     Weighted-Average    Number of     Weighted-Average    Number of     Weighted-Average
except per Share Amounts)           Options       Exercise Price      Options       Exercise Price      Options       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1      183,456               $27.99      169,119               $23.28      158,905               $19.49
Granted                              22,488                48.24       45,361(a)             38.87       36,866                35.82
Exercised                           (25,106)               20.25      (28,134)               17.72      (24,889)               15.45
Canceled                             (5,606)               34.29       (2,890)               33.67       (1,763)               27.21
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31    175,232(b)            $31.52      183,456               $27.99      169,119               $23.28
Options Exercisable, December 31    130,479               $27.46      100,702               $21.06       97,186               $17.72
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes 5,124,000 options at a weighted-average exercise price of $15.61 related to acquisition of H&Q.
(b) Of the total options outstanding at December 31, 2000, 718,000 options (718,000 were exercisable) had exercise prices ranging from $0 to $4.99, or $3.59 on average, and a weighted-average remaining contractual life of less than one year; 45,124,000 options (44,041,000 were exercisable) had exercise prices ranging from $5.00 to $20.00, or $15.60 on average, and a remaining contractual life of 3.1 years; 90,523,000 options (78,764,000 were exercisable) had exercise prices ranging from $20.01 to $40.00, or $32.13 on average, and a remaining contractual life of 6.9 years; 38,867,000 options (6,956,000 were exercisable) had exercise prices ranging from $40.01 to $65.58, or $49.07 on average, and a remaining contractual life of 8.4 years.


JPMORGAN CHASE Annual Report 2000  82

    Restricted stock and RSUs are granted by Chase under the LTIP at no cost to the recipient. Restricted stock/units are subject to forfeiture until certain restrictions have lapsed, including continued employment for a specified period. The recipient of a share of restricted stock is entitled to voting rights and dividends on the common stock. An RSU entitles the recipient to receive a share of common stock after the applicable restrictions lapse; the recipient is entitled to receive cash payments equivalent to dividends on the underlying common stock during the period the RSU is outstanding.

    During 2000, 16.0 million of restricted stock/unit awards (all payable solely in stock) were granted by Chase. Of the total 16.0 million LTIP awards granted, vesting of 1.3 million of such awards also is conditioned upon JPMorgan Chase's stock price reaching and sustaining target prices (the "targets") during the service period, subject to minimum vesting periods; the awards are forfeited in their entirety if the targets are not achieved ("forfeitable awards"). The target stock price of $73.33 for half of the 2000 forfeitable awards exceeded the stock price on the grant date by approximately 50%, and the target stock price of $83.33 for the other half exceeded the stock price on the grant date by approximately 70%.

    Under the LTIP, in 1999 and 1998, 14.1 million and 11.7 million awards (all payable solely in stock), respectively, were granted by Chase. Of the restricted stock/unit awards granted in 1999, 1.3 million of such awards are forfeitable. None of the 1999 forfeitable awards have vested as the target price has not been achieved. Half of the 1998 forfeitable awards vested in 1998 as a result of the target price having been achieved. For the remaining half of the 1998 forfeitable awards, the target price was achieved in 1999, but the awards are still subject to a minimum vesting period.

    Under Chase's deferred equity plan, restricted stock/units are outstanding for which vesting is conditioned solely on continued employment. During 2000, 1999 and 1998, respectively, 160,000, 149,000 and 780,000 of such awards were granted.

    J.P. Morgan had a stock incentive plan ("SIP") and a stock bonus plan ("SBP") that provided for the grant of stock-related awards to key employees, including stock options, restricted stock awards, stock bonus awards, stock unit awards and deferred stock payable in stock. In general, as a result of changes in control provisions in the SIP and SBP, most of the employee stock awards granted by J.P. Morgan in 2000 and in the prior-years became fully vested and paid.

    Under the SIP and SBP plans, J.P. Morgan granted restricted stock unit awards. For the 2000 award year, these awards generally were fully vested upon grant and are subject to an additional three-year holding period. J.P. Morgan also provided stock unit awards, which are similar to restricted stock awards. However, the value of a stock unit award, not including the value of dividend equivalents accrued on the award, may never exceed (though it may be less than) the dollar value of the original award. As of December 31, 2000, 1999 and 1998, J.P. Morgan had granted 32.0 million, 51.7 million and 45.7 million, respectively, total share units related to these awards.


BROAD-BASED EMPLOYEE STOCK OPTIONS

In January 2000, Chase granted Value Sharing Plan awards, under which 28.1 million options to purchase common stock were granted to substantially all full-time (375 options each) and part-time (188 options each) employees. The exercise price was equal to the stock price on the grant date. The options become exercisable after five years, or earlier if JPMorgan Chase's stock price reaches and sustains a target price for a minimum period. This award is the first of what is intended to be three equal annual grants to eligible active employees on the respective grant dates. The exercise and target prices for these awards will be determined at the time of the grant; other terms will be similar to the 2000 awards.

    Under the Value Sharing Plan originally adopted by Chase in December 1996, annual awards were granted in December of 1996, 1997 and 1998. The 1996, 1997 and 1998 awards became exercisable in 1997, 1998 and 1999, respectively, as a result of the target prices having been achieved. All outstanding options expire 10 years after their respective grant dates.

    The following table presents the activity in the broad-based employee stock option plans during the past three years:


BROAD-BASED EMPLOYEE STOCK OPTIONS

Year Ended December 31,                          2000                              1999                              1998

(Amounts in Thousands,            Number of     Weighted-Average    Number of     Weighted-Average    Number of     Weighted-Average
except per Share Amounts)           Options       Exercise Price      Options       Exercise Price      Options       Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, January 1       50,937               $31.66       78,810               $33.10       64,212               $29.05
Granted                              28,054                49.79           --                   --       32,338                39.96
Exercised                            (8,019)               31.44      (24,858)               35.24      (12,252)               29.28
Canceled                             (3,735)               51.15       (3,015)               39.85       (5,488)               29.79
------------------------------------------------------------------------------------------------------------------------------------
Options Outstanding, December 31     67,237(a)            $38.17       50,937               $31.66       78,810               $33.10
------------------------------------------------------------------------------------------------------------------------------------
Options Exercisable, December 31     42,768               $31.51       50,937               $31.66       46,586               $28.35
------------------------------------------------------------------------------------------------------------------------------------

(a) Of the total options outstanding at December 31, 2000, all options were exercisable except for the 2000 grant under the Value Sharing Plan. The average exercise prices for the options were: $11.38 ($10.26 to $15.10) for the 2,791,000 options granted under a prior Chase plan; $13.50 for the 5,879,000 options granted under another prior Chase plan; and $28.79 for the 8,527,000 options granted in 1997, $37.23 for the 11,228,000 options granted in 1998 and $39.96 for the 14,343,000 options granted in 1999 under the Value Sharing Plan. The average remaining contractual life was 7.3 years for all options outstanding and 6.4 years for exercisable options outstanding.


                                           83  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.



COMPARISON OF THE FAIR- AND INTRINSIC-VALUE-BASED MEASUREMENT METHODS

JPMorgan Chase accounts for its employee stock-based compensation plans under the intrinsic-value-based method in accordance with SFAS 123. There is no expense recognized for stock options, as they have no intrinsic value on the grant date. Forfeitable restricted stock and RSUs are expensed based upon the target prices. The expense for restricted stock and RSUs other than forfeitable awards is measured by the grant-date stock price. Pre-tax stock compensation expense recognized in reported earnings totaled $1.1 billion in 2000, $1.0 billion in 1999 and $0.6 billion in 1998.

    If JPMorgan Chase had adopted the fair-value-based method pursuant to SFAS 123, options would be valued using a Black-Scholes model. The pro forma net income and basic and diluted earnings per share impact, if the fair-value-based method had been adopted, would have been 6.4% lower than reported 2000 amounts, 6.0% lower than reported 1999 amounts and 6.2% lower than reported 1998 amounts. The fair value of 2000 grants increased over 1999 and the fair value of 1999 grants increased over 1998 as a result of updated valuation assumptions, based on factors such as an increase in the stock price.

    The following table presents JPMorgan Chase's weighted-average grant-date fair value and assumptions used to value the options using a Black-Scholes model for equity awards granted:

Year Ended December 31,                                2000      1999      1998
--------------------------------------------------------------------------------
WEIGHTED-AVERAGE GRANT-DATE FAIR VALUE(a)
  Options Granted to:
    Key Employees                                    $18.79    $12.99     $8.78
    All Other Employees                               17.66        --     12.33
  All Restricted Stock and RSUs
    Payable in Stock                                  42.88     39.25     31.33
WEIGHTED-AVERAGE ANNUALIZED OPTION
  VALUATION ASSUMPTIONS
    Risk-Free Interest Rate                            6.65%     5.14%     4.97%
    Expected Dividend Yield(b)                         2.25      2.41      2.72
    Expected Common
      Stock Price Volatility                             38        30        28
ASSUMED WEIGHTED-AVERAGE EXPECTED
  LIFE OF OPTIONS (IN YEARS)
    Key Employee Stock Options                          6.8       6.7       6.7
    Broad-Based Employee Stock Options                  5.5        --       6.0
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


22 - RESTRICTIONS ON CASH AND INTERCOMPANY FUNDS TRANSFERS

The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The average amount of reserve balances deposited by JPMorgan Chase's bank subsidiaries with various Federal Reserve Banks was approximately $0.6 billion in 2000 and $0.8 billion in 1999.

    Restrictions imposed by federal law prohibit JPMorgan Chase and certain other affiliates from borrowing from banking subsidiaries unless the loans are secured in specified amounts. Such secured loans to JPMorgan Chase or to other affiliates generally are limited to 10% of the banking subsidiary's total capital, as determined by the risk-based capital guidelines; the aggregate amount of all such loans is limited to 20% of the banking subsidiary's total capital. JPMorgan Chase and its affiliates were well within these limits throughout the year.

    The principal sources of JPMorgan Chase's income (on a parent company-only basis) are dividends and interest from The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, and the other banking and nonbanking subsidiaries of JPMorgan Chase. In addition to dividend restrictions set forth in statutes and regulations, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC") have authority under the Financial Institutions Supervisory Act to prohibit or to limit the payment of dividends by the banking organizations they supervise, including JPMorgan Chase and its subsidiaries that are banks or bank holding companies, if, in the banking regulator's opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.


JPMORGAN CHASE Annual Report 2000  84

    At December 31, 2000, JPMorgan Chase's bank subsidiaries could pay, in the aggregate, $2.1 billion in dividends to their respective bank holding companies without prior approval of their relevant banking regulators.

    In compliance with rules and regulations established by domestic and foreign regulators, cash of $1.6 billion and $1.7 billion and securities with a market value of $6.2 billion and $3.7 billion were segregated in special bank accounts for the benefit of securities and futures brokerage customers as of December 31, 2000 and 1999, respectively.


23 - CAPITAL

There are two categories of risk-based capital: core capital (referred to as Tier 1 Capital) and supplementary capital (referred to as Tier 2 Capital). Tier 1 Capital includes common stockholders' equity, qualifying preferred stock and minority interest less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1, long-term debt and other instruments qualifying as Tier 2, the aggregate allowance for credit losses up to a certain percentage of risk-weighted assets less investments in certain subsidiaries. Under the risk-based capital guidelines of the Federal Reserve Board, JPMorgan Chase is required to maintain minimum ratios of Tier 1 and Total (Tier 1 plus Tier 2) Capital to risk-weighted assets. Failure to meet these minimum requirements could result in actions taken by the Federal Reserve Board. Bank subsidiaries also are subject to these capital requirements by their respective primary regulators. Management believes that as of December 31, 2000, JPMorgan Chase met all capital requirements to which it was subject and is not aware of any subsequent events that would alter this classification.

    The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries:

                                                                    Risk-                      Tier 1        Total        Tier 1
                                      Tier 1         Total       Weighted       Adjusted      Capital      Capital      Leverage
                                     Capital       Capital         Assets        Average        (c)(e)       (c)(e)        (c)(f)
December 31, 2000 (in millions)        (b)(c)           (c)            (d)        Assets        Ratio        Ratio         Ratio
------------------------------------------------------------------------------------------------------------------------------------
J.P. Morgan Chase & Co.(a)           $37,581       $53,452       $444,328       $692,279         8.46%       12.03%         5.43%
The Chase Manhattan Bank              21,037        29,358        270,194        352,422         7.79%       10.87%         5.97%
Morgan Guaranty Trust Company         10,891        13,586        113,203        168,874         9.62%       12.00%         6.45%
Chase Manhattan Bank USA, N.A          3,007         4,206         37,388         34,880         8.04%       11.25%         8.62%
Well Capitalized Ratios(g)                                                                       6.00%       10.00%         5.00%(h)
Minimum Capital Ratios(g)                                                                        4.00%        8.00%         3.00%
------------------------------------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for JPMorgan Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b) In accordance with Federal Reserve Board risk-based capital guidelines, minority interest for JPMorgan Chase includes preferred stock instruments issued by subsidiaries of JPMorgan Chase. For a further discussion, see Notes 13 and 14.
(c) The provisions of SFAS 115 do not apply to the calculations of the Tier 1 Capital and Tier 1 Leverage ratios. The risk-based capital guidelines do permit the inclusion of 45% of the pre-tax unrealized gain on certain equity securities in the calculation of Tier 2 Capital.
(d) Includes off-balance sheet risk-weighted assets in the amounts of $150,276 million, $90,937 million, $54,037 million and $2,380 million, respectively, at December 31, 2000.
(e) Tier 1 Capital or Total Capital, as applicable, divided by risk-weighted assets. Risk-weighted assets include assets and off-balance sheet positions, weighted by the type of instruments and the risk weight of the counterparty, collateral or guarantor.
(f) Tier 1 Capital divided by adjusted average assets (net of allowance for loan losses, goodwill and certain intangible assets).
(g) As defined by the regulations issued by the Federal Reserve Board, the FDIC and the OCC.
(h) Represents requirements for bank subsidiaries pursuant to regulations issued under the Federal Deposit Insurance Corporation Improvement Act. There is no Tier 1 Leverage component in the definition of a well capitalized bank holding company.


                                           85  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.



24 - COMMITMENTS AND CONTINGENCIES

At December 31, 2000, JPMorgan Chase and its subsidiaries were obligated under a number of noncancelable operating leases for premises and equipment used primarily for banking purposes. Certain leases contain rent escalation clauses for real estate taxes and other operating expenses and renewal option clauses calling for increased rents. No lease agreement imposes any restrictions on JPMorgan Chase's ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements. Future minimum rental payments required under operating leases with noncancelable lease terms that expire after December 31, 2000 were as follows:

Year Ended December 31, (in millions)
--------------------------------------------------------------------------------
2001                                                                    $   571
2002                                                                        500
2003                                                                        441
2004                                                                        400
2005                                                                        332
After                                                                     2,873
                                                                        -------
Total Minimum Payments Required                                           5,117
Less: Sublease Rentals under Noncancelable Subleases                       (267)
--------------------------------------------------------------------------------
Net Minimum Payment Required                                            $ 4,850
--------------------------------------------------------------------------------

Total rental expense was as follows:

Year Ended December 31, (in millions)        2000           1999           1998
--------------------------------------------------------------------------------
Gross Rentals                              $  716          $ 654         $  660
Sublease Rentals                              (79)          (133)          (170)
--------------------------------------------------------------------------------
Net Rent Expense                           $  637          $ 521         $  490
--------------------------------------------------------------------------------

    At December 31, 2000, assets amounting to $181 billion were pledged to secure public deposits and for other purposes. The significant components of the assets pledged at December 31, 2000 were as follows: $44 billion were securities, $20 billion were loans and the remaining $117 billion were primarily trading assets.

    In accordance with SFAS 140, debt and equity instruments and AFS securities pledged as collateral that can be sold or repledged by the secured party are reported on the Consolidated Balance Sheet. At December 31, 2000, the fair value of collateral accepted by JPMorgan Chase that can be sold or repledged totaled $147 billion. Such collateral is generally obtained under resale and securities borrowing agreements. Of this collateral, $136 billion has been sold or repledged, generally as collateral under repurchase agreements or to cover short sales.

    JPMorgan Chase and its subsidiaries are defendants in a number of legal proceedings. After reviewing with counsel all such actions and proceedings pending against or involving JPMorgan Chase and its subsidiaries, management does not expect the aggregate liability or loss, if any, resulting therefrom to have a material adverse effect on the consolidated financial condition of JPMorgan Chase although it may be material to JPMorgan Chase's results of operations for any particular period depending on the size of the loss or liability relative to JPMorgan Chase's income for that period.

    JPMorgan Chase may guarantee the obligations of its subsidiaries. These guarantees rank on a parity with all other unsecured and unsubordinated indebtedness of JPMorgan Chase. See Note 13 for a discussion of JPMorgan Chase's guarantees of long-term debt-related instruments of its subsidiaries.


25 - DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

JPMorgan Chase utilizes derivative and foreign exchange financial instruments for both trading and asset/liability ("A/L") activities. A discussion of the credit risk and market risk associated with these instruments is included in the MD&A on pages 50 and 54, respectively. See Note 1 for a discussion of the accounting policies related to derivatives.

DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR TRADING PURPOSES: The credit risk and effects of any market risk (gains or losses) associated with JPMorgan Chase's trading activities are recorded on the Consolidated Statement of Income and Consolidated Balance Sheet through the fair valuation of the positions, as the trading instruments are marked-to-market daily.

DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS USED FOR ASSET/LIABILITY ACTIVITIES:
A discussion of JPMorgan Chase's use of these instruments for A/L activities is included in Note 1.

    The following table reflects the net deferred gains and losses on closed derivative contracts and net unrecognized gains and losses on open derivative contracts utilized in JPMorgan Chase's A/L activities:

December 31, (in millions)                  2000             1999        Change
--------------------------------------------------------------------------------
A/L Derivative Contracts:
  Net Deferred Gains (Losses)             $ (310)         $   190       $  (500)
  Net Unrecognized Gains (Losses)            453           (1,039)        1,492
--------------------------------------------------------------------------------
Net A/L Derivative Gains (Losses)         $  143          $  (849)      $   992
--------------------------------------------------------------------------------

    Net deferred gains and losses on closed contracts relate to futures, forwards and swaps used in connection with available-for-sale securities, loans, deposits and debt. The net unrecognized gains and losses relating to A/L activities relate to interest rate swaps, options, and forward and futures contracts, primarily used in connection with loans, deposits and debt.

    When JPMorgan Chase has more than one transaction outstanding with a counterparty and there exists a legally enforceable master netting agreement with the counterparty, the net mark-to-market exposures represent the netting of the positive and negative exposures with the same counterparty. Net mark-to-market is, in the Firm's view, the best measure of credit risk when there is a legally enforceable master netting agreement between JPMorgan Chase and the counterparty.


JPMORGAN CHASE Annual Report 2000  86

    While notional principal is the most commonly used volume measure in the derivative and foreign exchange markets, it is not a useful measure of credit or market risk. The notional principal typically does not change hands but is simply a quantity upon which interest and other payments are calculated. The notional principal amounts of JPMorgan Chase's derivative and foreign exchange products greatly exceed the possible credit and market loss that could arise from such transactions.

    The following table summarizes the aggregate notional amounts of derivative and foreign exchange contracts as well as the credit exposure related to these instruments (after taking into account the effects of legally enforceable master netting agreements).

                                                                    Notional Amounts                           Credit Exposure

December 31, (in billions)                                    2000                    1999                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE CONTRACTS
Interest Rate and Currency Swaps
  Trading                                                  $14,086.6               $11,683.8          $    30.1           $    28.0
  Asset/Liability(a)                                            84.5                   149.2                0.2                 0.4
Futures, Forwards and Forward Rate Agreements
  Trading                                                    3,321.9                 3,456.1                0.9                 0.5
  Asset/Liability(a)                                            13.3                   118.8                 --                  --
Purchased Options
  Trading                                                    1,787.7                 1,455.7                7.5                 7.5
  Asset/Liability(a)                                            48.5                   106.2                 --                  --
Credit Derivatives
  Trading                                                      268.7                   183.6                2.6                 0.8
  Asset/Liability(a)                                            29.8                    16.8                 --                  --
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Rate Contracts                              $19,641.0               $17,170.2          $    41.3           $    37.2
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE CONTRACTS
Spot, Forward and Futures Contracts
  Trading                                                  $ 1,855.0               $ 1,659.1          $    13.1           $    11.8
  Asset/Liability(a)                                            25.4                    28.4                 --                  --
Purchased Options
  Trading                                                      186.8                   255.4                2.4                 4.0
------------------------------------------------------------------------------------------------------------------------------------
Total Foreign Exchange Contracts                           $ 2,067.2               $ 1,942.9          $    15.5           $    15.8
------------------------------------------------------------------------------------------------------------------------------------
DEBT, EQUITY, COMMODITY AND OTHER CONTRACTS
  Trading                                                  $   135.8               $   134.3          $     9.1           $     9.4
Purchased Options
  Trading                                                      273.2                   209.7               10.7                14.7
------------------------------------------------------------------------------------------------------------------------------------
Total Debt, Equity, Commodity and Other Contracts          $   409.0               $   344.0          $    19.8           $    24.1
------------------------------------------------------------------------------------------------------------------------------------
WRITTEN OPTIONS
  Trading(b)                                               $ 2,406.7               $ 2,305.7          $      --           $      --
  Asset/Liability(a)                                            18.1                    50.1                 --                  --
------------------------------------------------------------------------------------------------------------------------------------
Total Written Options                                      $ 2,424.8               $ 2,355.8          $      --           $      --
------------------------------------------------------------------------------------------------------------------------------------
Total Notional and Credit Exposures                        $24,542.0               $21,812.9          $    76.6           $    77.1
------------------------------------------------------------------------------------------------------------------------------------

(a) Derivatives used as hedges of A/L positions may be transacted with third parties through JPMorgan Chase's internal derivative dealers that function as intermediaries for credit and administrative purposes. In such cases, the terms of the third-party transaction (notional, duration, currency, etc.) are matched with the terms of the internal trade to ensure that the hedged risk has been offset with a third party. If such terms are not matched or a third-party trade is not transacted, the intercompany trade is eliminated in consolidation.
(b) As of December 31, 2000 and 1999, the notional amount of written options used for trading purposes included $1,938.2 billion and $1,818.1 billion, respectively, of interest rate options; $197.4 billion and $284.0 billion, respectively, of foreign exchange options; and $271.1 billion and $203.6 billion, respectively, of commodity and equity options.


                                           87  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


CLASSES OF DERIVATIVE AND FOREIGN EXCHANGE INSTRUMENTS:

The following instruments are used by JPMorgan Chase for purposes of both trading and A/L activities.

   Derivative and foreign exchange instruments may be broadly categorized as exchange-traded or traded over-the-counter ("OTC"). Exchange-traded instruments are executed through a recognized exchange as standardized contracts and are primarily futures and options. OTC contracts are executed between two counterparties that negotiate specific agreement terms, including the underlying instrument or index, notional amount, exercise price and maturity. In this context, the underlying instrument or index may include interest rates, foreign exchange rates, commodities, debt or equity instruments.

   INTEREST RATE SWAPS are contracts in which a series of interest rate flows in a single currency is exchanged over a prescribed period. Interest rate swaps are the most common type of derivative contract that JPMorgan Chase uses in its A/L activities. An example of a situation in which JPMorgan Chase would utilize an interest rate swap would be to convert its fixed-rate debt to a variable rate. By entering into the swap, the principal amount of the debt would remain unchanged, but the interest streams would change. CROSS-CURRENCY INTEREST RATE SWAPS are contracts that generally involve the exchange of both interest and principal amounts in two different currencies.

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

   INTEREST RATE OPTIONS, including caps and floors, are contracts to modify interest rate risk in exchange for the payment of a premium when the contract is initiated. As a writer of interest rate options, JPMorgan Chase receives a premium in exchange for bearing the risk of unfavorable changes in interest rates. Conversely, as a purchaser of an option, JPMorgan Chase pays a premium for the right, but not the obligation, to buy or sell a financial instrument or currency at predetermined terms in the future. FOREIGN CURRENCY OPTIONS are similar to interest rate options except they are based on foreign exchange rates.

   JPMorgan Chase's use of written options as part of its A/L activities is permitted only in those circumstances where the options are specifically linked to a particular asset or liability instrument. All unmatched written options are included in the trading portfolio at fair value.

   FOREIGN EXCHANGE CONTRACTS are contracts that provide for the future receipt or delivery of foreign currency at previously agreed-upon terms.

   DEBT, EQUITY, COMMODITY AND OTHER CONTRACTS include swaps and options and are similar to interest rate contracts except the underlying instrument is debt-, equity- or commodity-related.

   CREDIT DERIVATIVES are contractual agreements that provide insurance against a credit event of one or more referenced credits. The nature of the credit event is established by the buyer and seller at the inception of the transaction, and such events include bankruptcy, insolvency and failure to meet payment obligations when due. The buyer of the credit derivative pays a periodic fee in return for a contingent payment by the seller (insurer) following a credit event.

   All derivatives are subject to market risk, representing potential loss due to adverse movements in the underlying instrument. Market risk is reduced by entering into offsetting positions using other financial instruments. Credit risk arises primarily from OTC contracts, since exchange-traded contracts are generally settled daily.

   Credit risk is reduced significantly by entering into legally enforceable master netting agreements. To further reduce exposure, management may obtain collateral. The amount and nature of the collateral obtained are based on management's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.


JPMORGAN CHASE Annual Report 2000  88

26 - OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

In addition to derivative and foreign exchange instruments, JPMorgan Chase also utilizes lending-related financial instruments in order to meet the financing needs of its customers. JPMorgan Chase issues commitments to extend credit, standby letters of credit and guarantees and also provides securities-lending services. For lending-related financial instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these commitments expire without being drawn upon. As a result, total contractual amounts are not representative of the Firm's actual future credit exposure or liquidity requirements for these commitments.

   Additionally, to provide for risk of losses inherent in the credit extension process, management computes specific and expected loss components as well as a residual component for lending-related commitments. At December 31, 2000 and 1999, the Allowance for Credit Losses on Lending-Related Commitments, which is reported in Other Liabilities, was $283 million and $295 million, respectively.

   The following table summarizes the contract amounts relating to JPMorgan Chase's lending-related financial instruments at December 31, 2000 and 1999:


OFF-BALANCE SHEET LENDING-RELATED FINANCIAL INSTRUMENTS

December 31, (in millions)                                    2000         1999
--------------------------------------------------------------------------------
Credit Card Lines                                         $ 93,273     $ 88,702
Other Unfunded Commitments to Extend Credit                223,746      234,641
Standby Letters of Credit and Guarantees
  (Net of Risk Participations of $9,540 and $8,553)         43,091       42,529
Other Letters of Credit                                      3,209        4,191
Customers' Securities Lent                                  95,040       88,653
--------------------------------------------------------------------------------

   UNFUNDED COMMITMENTS TO EXTEND CREDIT are agreements to lend to a customer who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates.

   STANDBY LETTERS OF CREDIT AND GUARANTEES are conditional commitments issued by JPMorgan Chase generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, construction and similar transactions. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by participations to third parties. JPMorgan Chase holds collateral to support those standby letters of credit and guarantees when deemed necessary.

   CUSTOMERS' SECURITIES LENT are customers' securities held by JPMorgan Chase, as custodian, which are lent to third parties. JPMorgan Chase obtains collateral, with a market value exceeding 100% of the contract amount, for customers' securities lent, which is used to indemnify customers against possible losses resulting from third-party defaults.


27 - CREDIT RISK CONCENTRATIONS

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

   JPMorgan Chase regularly monitors various segments of its credit risk portfolio to assess potential concentration risks and to obtain collateral when deemed necessary.

   JPMorgan Chase's exposures within these major segments are diversified, and these diversification factors reduce concentration risk. More information about geographic and other concentrations can be found at the following tables in the MD&A:

                                                                      Table on:
--------------------------------------------------------------------------------
Diversification of Industry Profile                                     Page 49
Derivative and Foreign Exchange Contracts                               Page 50
Cross-Border Exposure                                                   Page 50
Residential Mortgage Loans by Geographic Region                         Page 52
Managed Credit Card Loans by Geographic Region                          Page 52
Auto Financings by Geographic Region                                    Page 52
--------------------------------------------------------------------------------

   The table below indicates major product and industry segments, including both on-balance sheet (principally loans) and off-balance sheet (principally commitments to extend credit) exposures:

                                         2000 DISTRIBUTIONS                               1999 Distributions
                                  Credit     On-Balance     Off-Balance            Credit     On-Balance     Off-Balance
December 31, (in billions)      Exposure          Sheet           Sheet          Exposure          Sheet           Sheet
------------------------------------------------------------------------------------------------------------------------
Credit Cards                      $111.8          $18.5          $ 93.3            $105.1         $ 16.4          $ 88.7
Residential Mortgages               54.2           50.6             3.6              49.1           45.8             3.3
Depository Institutions             68.1           47.3            20.8              94.6           69.5            25.1
Auto Financings                     20.0           19.8             0.2              18.7           18.5             0.2
Commercial Real Estate               9.7            6.3             3.4               9.4            6.4             3.0
------------------------------------------------------------------------------------------------------------------------
Total                             $263.8         $142.5          $121.3            $276.9         $156.6          $120.3
------------------------------------------------------------------------------------------------------------------------


                                          89  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


28 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the value at which positions could be closed out or sold in a transaction with a willing and knowledgeable counterparty over a period of time consistent with JPMorgan Chase's trading or investment strategy.

   The accounting for an asset or liability may differ based on the type of instrument and/or its use in a trading or investing strategy. Generally, the measurement framework recorded in financial statements is one of the following:

> Recorded at fair value on the balance sheet with changes in fair value recorded each period in the Consolidated Statement of Income;

> Recorded at fair value on the balance sheet with changes in fair value recorded each period in a separate component of stockholders' equity and as part of comprehensive income; or

> Recorded at cost (less other-than-temporary impairments) with changes in fair value not recorded in the financial statements but disclosed in the notes thereto.

   Fair value is based on quoted market prices, where available. If listed prices or quotes are not available, fair value is based on internally developed models that primarily use market-based or independent information as inputs. These methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Valuation adjustments are made, at times, based on defined methodologies that are applied consistently over time to ensure that positions are carried at the best estimate of fair value. Valuation adjustments include amounts to reflect counterparty credit quality, liquidity and concentration concerns, and ongoing servicing costs. JPMorgan Chase's valuation process is continually subject to a rigorous review, which includes valuation model reviews and price testing with independent sources.

   Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 provide only a partial estimate of the fair value of JPMorgan Chase. For example, JPMorgan Chase has developed long-term relationships with its customers through its deposit base and its credit card accounts, commonly referred to as core deposit intangibles and credit card relationships. In the opinion of management, these items in the aggregate add significant value to JPMorgan Chase, but their fair value is not disclosed in this Note.

   The following captions describe the methodologies and assumptions used, by financial instrument, to determine fair value.


FINANCIAL ASSETS

ASSETS FOR WHICH FAIR VALUE APPROXIMATES CARRYING VALUE

Fair values of certain financial assets carried at cost, including cash and due from banks, deposits with banks, Federal funds sold and securities purchased under resale agreements, securities borrowed, short-term receivables and accrued interest receivable are considered to approximate their respective carrying values due to their short-term nature and generally negligible credit losses.


TRADING

JPMorgan Chase's debt, equity and derivative instruments are carried at their estimated fair value. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows.


SECURITIES

Fair value of actively-traded securities is determined by the secondary market, while the fair value for nonactively traded securities is based on independent broker quotations.


DERIVATIVES

Fair value for derivatives is determined based on the following:

> Position valuation principally based on liquid market pricing as evidenced by exchange traded prices, broker-dealer quotations or related input factors which assume all counterparties have the same credit rating;

> Adjustments to the resulting portfolio valuation to reflect the credit quality of individual counterparties that is principally based on market prices for credit risk; and

> Other pricing adjustments to take into consideration liquidity, ongoing servicing costs, transaction hedging costs and other factors.


LOANS

Fair value for loans is determined using methodologies suitable for each type of loan:

> Fair value for the commercial loan portfolio is based on the assessment of the two main risk components of the portfolio: credit and interest. The estimated cash flows are adjusted to reflect the inherent credit risk and then are discounted using a rate appropriate for each maturity that incorporates the effects of interest rate changes.

> Fair values for consumer installment loans (including auto financings) and residential mortgages for which market rates for comparable loans are readily available are based on discounted cash flows, adjusted for prepayments. The discount rates used for consumer installment loans are current rates offered by commercial banks. For residential mortgages, secondary market yields for comparable mortgage-backed securities, adjusted for risk, are used.

> Fair value for credit card receivables is based on discounted expected cash flows. The discount rates used for credit card receivables incorporate the effects of interest rate changes only since the estimated cash flows are adjusted for credit risk.


JPMORGAN CHASE Annual Report 2000  90

OTHER ASSETS

This caption consists primarily of private equity investments and mortgage servicing rights. See Note 1 for a discussion of the fair value policies relating to private equity investments.

   Fair value for mortgage servicing rights is based on market prices for similar assets or discounted cash flows using market-based prepayment estimates for similar coupons, in each case taking into consideration incremental direct and indirect costs.


FINANCIAL LIABILITIES

LIABILITIES FOR WHICH FAIR VALUE APPROXIMATES CARRYING VALUE

SFAS 107 requires that the fair value disclosed for deposit liabilities with no stated maturity (i.e., demand, savings and certain money market deposits) be equal to the carrying value. SFAS 107 does not allow for the recognition of the inherent funding value of these instruments.

   Fair value of Federal funds purchased and securities sold under repurchase agreements, commercial paper, other borrowed funds, accounts payable and accrued liabilities is considered to approximate their respective carrying values due to their short-term nature.


INTEREST-BEARING DEPOSITS

Fair value of interest-bearing deposits is estimated by discounting cash flows based on contractual maturities for raising funds having similar interest rates and similar maturities.


LONG-TERM DEBT-RELATED INSTRUMENTS

Fair value for long-term debt, including the guaranteed preferred beneficial interests in the Firm's junior subordinated deferrable interest debentures, is based on current market rates and is adjusted for JPMorgan Chase's credit quality.


LENDING-RELATED COMMITMENTS

JPMorgan Chase has reviewed the unfunded portion of its commitments to extend credit as well as its standby and other letters of credit and has determined that the fair value of such financial instruments is not material.

   The following table presents the carrying value and estimated fair value of financial assets and liabilities valued under SFAS 107 and certain derivative contracts used for A/L activities related to these financial assets and liabilities. Accordingly, certain amounts which are not considered financial instruments are excluded from the table.

                                                                    2000                                    1999
                                                                Estimated                               Estimated
                                                     Carrying        Fair    Appreciation/   Carrying        Fair    Appreciation/
(in billions)                                           Value       Value   (Depreciation)      Value       Value   (Depreciation)
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Assets for Which Fair Value Approximates
  Carrying Value                                      $ 154.8     $ 154.8          $    --    $ 166.7     $ 166.7           $   --
Trading Assets                                          215.6       215.6               --      180.9       180.9               --
Securities Available-for-Sale                            73.1        73.1               --       74.9        74.9               --
Securities Held-to-Maturity                               0.6         0.6               --        0.9         0.9               --
Loans, Net of Allowance for Loan Losses                 212.4       213.6              1.2      199.3       200.1              0.8
  Related Derivatives(a)                                   --        (0.1)            (0.1)        --         0.1              0.1
Other Assets                                             34.5        35.2              0.7       21.5        22.9              1.4
  Related Derivatives(a)(b)                                --         0.3              0.3         --        (0.3)            (0.3)
----------------------------------------------------------------------------------------------------------------------------------
Total Financial Assets                                $ 691.0     $ 693.1          $   2.1    $ 644.2     $ 646.2           $  2.0
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Liabilities for Which Fair Value Approximates
  Carrying Value                                      $ 277.7     $ 277.7          $    --    $ 234.9     $ 234.9           $   --
Interest-Bearing Deposits                               216.7       217.0             (0.3)     230.2       230.6             (0.4)
  Related Derivatives(a)                                   --          --               --         --         0.4             (0.4)
Trading Liabilities                                     128.7       128.7               --      119.0       119.0               --
Long-Term Debt-Related Instruments                       47.2        47.2               --       45.5        44.7              0.8
  Related Derivatives(a)                                   --        (0.3)             0.3         --         0.5             (0.5)
----------------------------------------------------------------------------------------------------------------------------------
Total Financial Liabilities                           $ 670.3     $ 670.3          $    --    $ 629.6     $ 630.1           $ (0.5)
----------------------------------------------------------------------------------------------------------------------------------
Net Appreciation (Depreciation)                                                    $   2.1                                  $  1.5
----------------------------------------------------------------------------------------------------------------------------------

(a) The carrying value of derivatives used for A/L activities is recorded as receivables and payables and is primarily included in Other Assets on the balance sheet except for derivatives used in connection with available-for-sale securities, which are carried at fair value and are included in Securities Available-for-Sale on the balance sheet.
(b) At December 31, 2000, deferred gains and losses associated with anticipatory A/L transactions were insignificant.


                                           91  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


29 - SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses as set forth in the table below. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is evaluated by management.

   JPMorgan Chase uses SVA, Operating Earnings and Cash Operating Earnings as its principal measures of franchise profitability. For a discussion of these measurements, see Management Performance Measurements in the MD&A on page 25 and the Glossary of Terms on page 98.

   The accounting policies of the segments are principally the same as those described in Note 1. Operating revenues and expenses directly associated with each respective franchise are included in determining the franchises' operating earnings. Guidelines exist for assigning those remaining expenses that are not directly incurred by the franchises, such as overhead and taxes. In addition, management has developed a risk-adjusted capital methodology that quantifies different types of risk - credit, market and operational - within the various businesses and assigns capital

--------------------------------------------------------------------------------

SEGMENT RESULTS AND RECONCILIATION (table continued on next page)

                                             Investment                 Investment Management                 Treasury &
Year Ended December 31,                         Bank                      & Private Banking               Securities Services
(in millions, except ratios)         2000       1999       1998       2000       1999       1998       2000       1999       1998
----------------------------------------------------------------------------------------------------------------------------------
Operating Net Interest Income    $  2,457   $  2,491   $  2,514   $    597   $    508   $    501   $  1,391   $  1,242   $  1,265
Operating Noninterest Revenue      13,006     11,076      9,110      2,559      1,844      1,614      1,969      1,820      1,556
Equity-Related Income(b)               22          4          5        109         70         36         22         12          7
Intersegment Revenue(c)               263        (21)       (31)        33         18         38        172         98         69
----------------------------------------------------------------------------------------------------------------------------------
Total Revenue                      15,748     13,550     11,598      3,298      2,440      2,189      3,554      3,172      2,897
----------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense                10,012      7,732      6,759      2,431      1,928      1,811      2,476      2,308      2,040
Amortization of Intangibles           131         47         42        141         34         32         71         69         36
----------------------------------------------------------------------------------------------------------------------------------
Total Expense                      10,143      7,779      6,801      2,572      1,962      1,843      2,547      2,377      2,076
----------------------------------------------------------------------------------------------------------------------------------
Operating Margin                    5,605      5,771      4,797        726        478        346      1,007        795        821
Credit Costs                          233        196        326         46         19         13          5          9         16
----------------------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)
  before Taxes                      5,372      5,575      4,471        680        459        333      1,002        786        805
----------------------------------------------------------------------------------------------------------------------------------
Income Taxes (Benefit)              1,959      2,085      1,764        233        169        129        374        295        309
----------------------------------------------------------------------------------------------------------------------------------
Operating Earnings (Loss)        $  3,413   $  3,490   $  2,707   $    447   $    290   $    204   $    628   $    491   $    496
Restructuring Costs
  and Special Items                    --         --         --         --         --         --         --         --         --
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                   3,413      3,490      2,707        447        290        204        628        491        496
----------------------------------------------------------------------------------------------------------------------------------
Cash Operating Earnings (Loss)   $  3,528   $  3,534   $  2,749   $    586   $    325   $    236   $    693   $    553   $    525
----------------------------------------------------------------------------------------------------------------------------------
Average Common Equity            $ 17,089   $ 17,313   $ 21,324   $  3,168   $  1,436   $  1,320   $  2,729   $  2,918   $  2,249
Average Managed Assets(d)        $474,477   $454,866   $496,318   $ 30,643   $ 21,026   $ 20,035   $ 16,054   $ 16,595   $ 14,343
Shareholder Value Added          $  1,380   $  1,405   $    (33)  $    177   $    166   $     64   $    335   $    166   $    223
Cash Return on Common Equity         20.4%      20.1%      12.6%      18.2%      22.4%      17.5%      25.2%      18.6%      22.9%
Cash Overhead Ratio                    64%        57%        59%        74%        79%        83%        70%        73%        70%
----------------------------------------------------------------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes Support Units, Corporate and the net effect of management accounting policies.
(b) Equity-related income includes equity income of investees accounted for by the equity method.
(c) Intersegment revenue includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(d) Excludes the impact of credit card securitizations. The impact of securitizations on total average assets was $18,775 million in 2000, $17,711 million in 1999 and $18,011 million in 1998.
NM- Not Meaningful


JPMORGAN CHASE Annual Report 2000  92
accordingly. The provision for loan losses is allocated to the segments utilizing a credit risk methodology and a risk grading system appropriate for each segment's portfolio.

   A summary of the business segment results is shown in the following table. The Corporate/Reconciling Items column reflects revenues and expenses excluded from the determination of the franchises' operating earnings. This column includes the effects remaining at the corporate level after the implementation of management accounting policies, including income tax expenses (the difference between the amounts allocated to business units and JPMorgan Chase's consolidated income tax expense).

   For a further discussion concerning JPMorgan Chase's business segments, see Lines of Business Results in the MD&A on pages 26 and 27. Additionally, financial information relating to JPMorgan Chase's operations by geographic area is provided in the following note (Note 30).


--------------------------------------------------------------------------------
(table continued from previous page)

             JPMorgan                  Retail & Middle Market                Corporate/
             Partners                    Financial Services              Reconciling Items(a)                    Total

    2000       1999       1998       2000       1999       1998       2000       1999       1998       2000       1999       1998
----------------------------------------------------------------------------------------------------------------------------------
$   (306)  $   (156)  $   (131)  $  6,195   $  6,349   $  6,331   $   (180)  $   (320)  $   (370)  $ 10,154   $ 10,114   $ 10,110
   1,075      3,240      1,380      3,798      3,465      2,848         51        (25)      (206)    22,458     21,420     16,302
      --         --         --         38         79         34        (10)        (4)        29        181        161        111
      24          1         11         16         14          4       (508)      (110)       (91)        --         --         --
----------------------------------------------------------------------------------------------------------------------------------
     793      3,085      1,260     10,047      9,907      9,217       (647)      (459)      (638)    32,793     31,695     26,523
----------------------------------------------------------------------------------------------------------------------------------
     389        313        178      5,226      5,015      4,638        331        247        310     20,865     17,543     15,736
      22          1         --        157        171        178          6          7          5        528        329        293
----------------------------------------------------------------------------------------------------------------------------------
     411        314        178      5,383      5,186      4,816        337        254        315     21,393     17,872     16,029
----------------------------------------------------------------------------------------------------------------------------------
     382      2,771      1,082      4,664      4,721      4,401       (984)      (713)      (953)    11,400     13,823     10,494
      --         --          2      2,069      2,215      2,252         14         --         (8)     2,367      2,439      2,601
----------------------------------------------------------------------------------------------------------------------------------

     382      2,771      1,080      2,595      2,506      2,149       (998)      (713)      (945)     9,033     11,384      7,893
----------------------------------------------------------------------------------------------------------------------------------
     129        995        388      1,014        990        852       (603)      (583)      (630)     3,106      3,951      2,812
----------------------------------------------------------------------------------------------------------------------------------
$    253   $  1,776   $    692   $  1,581   $  1,516   $  1,297   $   (395)  $   (130)  $   (315)     5,927   $  7,433   $  5,081

      --         --         --         --         --         --       (200)        68       (336)      (200)        68       (336)
----------------------------------------------------------------------------------------------------------------------------------
     253      1,776        692      1,581      1,516      1,297       (595)       (62)      (651)     5,727      7,501      4,745
----------------------------------------------------------------------------------------------------------------------------------
$    269   $  1,777   $    692   $  1,728   $  1,675   $  1,466   $   (349)  $   (102)  $   (294)  $  6,455   $  7,762   $  5,374
----------------------------------------------------------------------------------------------------------------------------------
$  7,881   $  5,918   $  4,155   $  8,074   $  7,740   $  7,746   $ (2,765)  $ (2,394)  $ (4,650)  $ 36,176   $ 32,931   $ 32,144
$ 13,480   $  9,801   $  7,495   $146,487   $130,617   $120,516   $ 14,439   $ 14,843   $ 15,700   $695,580   $647,748   $674,407
$   (686)  $  1,093   $    142   $    661   $    645   $    424   $   (211)  $   (100)  $    242   $  1,656   $  3,375   $  1,062
     3.2%      29.7%      16.3%      21.2%      21.3%      18.5%        NM         NM         NM       17.6%      23.2%      16.3%
      49%        10%        14%        52%        51%        50%        NM         NM         NM         64%        55%        59%
----------------------------------------------------------------------------------------------------------------------------------

The tables below present reconciliations of the combined segment information included in the preceding table to JPMorgan Chase's reported revenue and net income as included in the Consolidated Statement of Income.

Year Ended December 31, (in millions)                2000       1999      1998
--------------------------------------------------------------------------------
SEGMENTS' OPERATING REVENUE                       $33,440    $32,154   $27,161
Corporate/Reconciling Items                          (647)      (459)     (638)
--------------------------------------------------------------------------------
CONSOLIDATED OPERATING REVENUE                     32,793     31,695    26,523
Impact of Securitizations                            (990)      (993)   (1,148)
Special Items                                       1,131        228       378
--------------------------------------------------------------------------------
CONSOLIDATED REVENUE                              $32,934    $30,930   $25,753
--------------------------------------------------------------------------------

Year Ended December 31, (in millions)                  2000      1999     1998
--------------------------------------------------------------------------------
SEGMENTS' CASH OPERATING EARNINGS                    $6,804    $7,864   $5,668
Corporate/Reconciling Items                            (349)    (102)     (294)
--------------------------------------------------------------------------------
CONSOLIDATED CASH OPERATING EARNINGS                  6,455     7,762    5,374
Amortization of Intangibles                            (528)     (329)    (293)
--------------------------------------------------------------------------------
CONSOLIDATED OPERATING EARNINGS                       5,927    7,433     5,081
Special Items and Restructuring Costs                  (200)      68      (336)
--------------------------------------------------------------------------------
CONSOLIDATED NET INCOME                              $5,727   $7,501    $4,745
--------------------------------------------------------------------------------


                                           93  JPMORGAN CHASE Annual Report 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
J.P. Morgan Chase & Co.


30 - INTERNATIONAL OPERATIONS

The following table presents income statement information of JPMorgan Chase by major geographic areas. JPMorgan Chase defines international activities as business transactions that involve customers residing outside the U.S., and the information presented below is based primarily on the domicile of the customer. However, many of the Firm's domestic operations service international businesses.

   As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expense between domestic and international operations. The estimates and assumptions used to apportion revenue and expense are consistent with the allocations used for JPMorgan Chase's segment reporting as set forth in Note 29.

   JPMorgan Chase's long-lived assets for the periods presented are not considered by management to be significant in relation to total assets. The majority of its long-lived assets are located domestically.

                                                                                                 Income (Loss)                 Net
For the Year Ended December 31, (in millions)            Revenue(a)       Expense(b)       before Income Taxes       Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
2000
Europe/Middle East and Africa                            $ 7,466          $ 4,259                      $ 3,207             $ 1,980
Asia and Pacific                                           3,194            1,906                        1,288                 837
Latin America and the Caribbean                              995              737                          258                 153
Other                                                         41               48                           (7)                 (7)
                                                         -------          -------                      -------             -------
Total International                                       11,696            6,950                        4,746               2,963
Total Domestic                                            21,238           17,251                        3,987               2,764
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                        $32,934          $24,201                      $ 8,733             $ 5,727
-----------------------------------------------------------------------------------------------------------------------------------
1999
Europe/Middle East and Africa                            $ 5,899          $ 3,267                      $ 2,632             $ 1,612
Asia and Pacific                                           1,853            1,647                          206                 137
Latin America and the Caribbean                            1,696              794                          902                 555
Other                                                         65               29                           36                  21
                                                         -------          -------                      -------             -------
Total International                                        9,513            5,737                        3,776               2,325
Total Domestic                                            21,417           13,704                        7,713               5,176
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                        $30,930          $19,441                      $11,489             $ 7,501
-----------------------------------------------------------------------------------------------------------------------------------
1998
Europe/Middle East and Africa                            $ 4,289           $3,199                      $ 1,090             $   658
Asia and Pacific                                           2,363            1,477                          886                 544
Latin America and the Caribbean                            1,146              634                          512                 324
Other                                                         48               27                           21                  12
                                                         -------          -------                      -------             -------
Total International                                        7,846            5,337                        2,509               1,538
Total Domestic                                            17,907           13,069                        4,838               3,207
-----------------------------------------------------------------------------------------------------------------------------------
Total Corporation                                        $25,753          $18,406                      $ 7,347             $ 4,745
-----------------------------------------------------------------------------------------------------------------------------------

(a) Revenue is composed of Net Interest Income and Noninterest Revenue.
(b) Expense is composed of Noninterest Expense and Provision for Loan Losses.


JPMORGAN CHASE Annual Report 2000  94

31 - PARENT COMPANY


PARENT COMPANY - BALANCE SHEET

December 31, (in millions)                                     2000        1999
--------------------------------------------------------------------------------
ASSETS
Cash with Banks                                           $      27    $     48
Deposits with Banking Subsidiaries                            8,796       6,889
Securities Purchased under Resale Agreements                  1,297       1,669
Securities AFS                                                   65       1,296
Advances to Subsidiaries                                     40,430      40,075
Investment (at Equity) in Subsidiaries                       46,578      42,033
Other Assets                                                 16,152       7,488
--------------------------------------------------------------------------------
Total Assets                                              $ 113,345    $ 99,498
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other Borrowed Funds, Primarily Commercial Paper          $  25,016    $ 21,852
Other Liabilities                                             6,316       4,102
Long-Term Debt(a)                                            39,675      38,488
--------------------------------------------------------------------------------
Total Liabilities                                            71,007      64,442
Stockholders' Equity                                         42,338      35,056
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 113,345    $ 99,498
--------------------------------------------------------------------------------

(a) Includes long-term debt with subsidiaries, net of discount of $4,200 million and $4,542 million at December 31, 2000 and 1999, respectively. At December 31, 2000, aggregate principal amount of all debt that matures in the years 2001 through 2005 were $7,934 million, $8,730 million, $1,966 million, $3,009 million and $2,469 million, respectively.


PARENT COMPANY - STATEMENT OF INCOME

Year Ended December 31, (in millions)                2000       1999       1998
--------------------------------------------------------------------------------
INCOME
Dividends from Subsidiaries                       $ 5,404    $ 6,049    $ 3,019
Interest from Subsidiaries                          3,038      2,474      2,225
All Other Income                                      664        680        451
--------------------------------------------------------------------------------
Total Income                                      $ 9,106    $ 9,203    $ 5,695
--------------------------------------------------------------------------------
EXPENSE
Interest Expense                                  $ 3,859    $ 3,065    $ 2,748
Noninterest Expense                                   922        520        432
--------------------------------------------------------------------------------
Total Expense                                     $ 4,781    $ 3,585    $ 3,180
--------------------------------------------------------------------------------
Income before Income Tax Benefit
  and Equity in Undistributed
  Net Income of Subsidiaries                        4,325      5,618      2,515
Income Tax Benefit                                    602        233        278
Equity in Undistributed Net Income
  of Subsidiaries                                     800      1,650      1,952
--------------------------------------------------------------------------------
Net Income                                        $ 5,727    $ 7,501    $ 4,745
--------------------------------------------------------------------------------


PARENT COMPANY - STATEMENT OF CASH FLOWS

Year Ended December 31, (in millions)                                               2000                 1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                      $  5,727             $  7,501             $  4,745
Less - Net Income of Subsidiaries                                                  6,204                7,699                4,971
Parent Company Net Loss                                                             (477)                (198)                (226)
Add - Dividends from Subsidiaries                                                  5,404                6,049                3,019
Other, Net                                                                        (1,712)                (296)                (110)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                          3,215                5,555                2,683
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change in:
  Deposits with Banking Subsidiaries                                              (1,907)              (1,004)              (3,635)
  Advances to Subsidiaries                                                          (347)              (9,506)              (7,040)
  Investment (at Equity) in Subsidiaries(a)                                       (3,305)              (1,188)                (975)
  Securities Purchased under Resale Agreements                                       372                  842                 (583)
Investment Securities                                                              1,186                  (68)                 (43)
Other, Net                                                                          (295)                (260)                (739)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                             (4,296)             (11,184)             (13,015)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change in Other Borrowed Funds                                                 3,195                7,683                2,406
Proceeds from the Issuance of Long-Term Debt                                      11,127                8,463               14,773
Repayments of Long-Term Debt                                                     (10,208)              (5,126)              (3,548)
Proceeds from the Issuance of Stock and Stock-Related Awards                       2,278                2,755                1,749
Redemption of Preferred Stock                                                       (100)                (100)                (912)
Treasury Stock Purchased                                                          (2,950)              (6,493)              (1,846)
Cash Dividends Paid                                                               (2,282)              (2,133)              (1,985)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          1,060                5,049               10,637
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash with Banks                                           (21)                (580)                 305
Cash with Banks at the Beginning of the Year                                          48                  628                  323
-----------------------------------------------------------------------------------------------------------------------------------
Cash with Banks at the End of the Year                                          $     27             $     48             $    628
-----------------------------------------------------------------------------------------------------------------------------------
Cash Interest Paid                                                              $  3,927             $  3,048             $  2,660
-----------------------------------------------------------------------------------------------------------------------------------
Taxes Paid                                                                      $  1,694             $    448             $    921
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes investment in Flemings and Beacon in 2000 and investment in H&Q in 1999.


                                           95  JPMORGAN CHASE Annual Report 2000

SUPPLEMENTARY INFORMATION



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As of or for the Period Ended                                   2000                                          1999
(in millions, except per share
and ratio data)                                 4TH        3RD        2ND         1ST         4th        3rd        2nd        1st
-----------------------------------------------------------------------------------------------------------------------------------
INCLUDING JPMP(a)
OPERATING BASIS(b)
Revenue                                    $  7,575   $  7,913   $  8,282    $  9,023    $  8,616   $  7,377   $  7,790   $  7,912
Noninterest Expense                           5,742      5,273      5,025       5,353       4,629      4,330      4,393      4,520
Credit Costs(c)                                 667        534        570         596         669        591        529        650
Earnings                                   $    763   $  1,419   $  1,757    $  1,988    $  2,176   $  1,629   $  1,855   $  1,773
Diluted Earnings per Share(d)                  0.37       0.70       0.89        1.01        1.09       0.80       0.91       0.86
Return on Average Managed Assets               0.42%      0.80%      1.03%       1.19%       1.32%      1.01%      1.15%      1.10%
Return on Average Common Equity                7.31      14.87      20.60       23.82       25.95      19.62      22.22      21.17
Common Dividend Payout Ratio                     85         42         33          29          24         33         29         30
Overhead Ratio                                   76         67         61          59          54         59         56         57
-----------------------------------------------------------------------------------------------------------------------------------
CASH OPERATING BASIS(e)
Cash Earnings                              $    949   $  1,576   $  1,849    $  2,081       2,262   $  1,707   $  1,939   $  1,854
Diluted Cash Earnings per Share(d)             0.46       0.78       0.94        1.06        1.13       0.84       0.95       0.90
Shareholder Value Added                        (391)       332        730         985       1,159        618        843        755
Cash Return on Average Common Equity           9.14%     16.54%     21.69%      24.95%      26.98%     20.57%     23.25%     22.15%
Cash Overhead Ratio                              73         65         60          58          53         58         55         56
-----------------------------------------------------------------------------------------------------------------------------------
REPORTED BASIS
Revenue                                    $  8,543   $  7,723   $  7,899    $  8,769    $  8,438   $  7,139   $  7,710   $  7,643
Noninterest Expense
(Excluding Restructuring Costs)               5,742      5,273      5,025       5,353       4,629      4,330      4,493      4,520
Merger and Restructuring Costs                1,302         79         50          --          23         --         --         --
Provision for Loan Losses                       409        298        328         342         429        353        283        381
Net Income                                 $    708   $  1,398   $  1,633    $  1,988    $  2,202   $  1,629   $  1,897   $  1,773
Net Income per Share:(d)
  Basic                                    $   0.36   $   0.73   $   0.87    $   1.06    $   1.16   $   0.84   $   0.97   $   0.90
  Diluted                                      0.34       0.69       0.83        1.01        1.10       0.80       0.93       0.86
Cash Dividends Declared                        0.32       0.32       0.32        0.32        0.27       0.27       0.27       0.27
Book Value at Period-End                      21.17      20.98      19.19       18.49       18.07      17.39      17.26      17.27
Return on Average Assets                       0.40%      0.81%      0.98%       1.23%       1.38%      1.04%      1.21%      1.13%
Return on Average Common Equity                6.77      14.65      19.12       23.82       26.26      19.62      22.74      21.17
Total Assets                               $715,348   $707,497   $662,368    $676,046    $667,003   $625,863   $626,262   $630,328
Deposits                                    279,365    269,785    270,916     258,995     287,064    268,446    264,837    264,445
Long-Term Debt(f)                            47,238     49,573     48,217      49,513      45,540     45,734     48,849     47,834
Total Stockholders' Equity                   42,338     41,402     36,635      35,596      35,056     34,349     34,511     34,898
-----------------------------------------------------------------------------------------------------------------------------------
SHARE PRICE(d)
High                                       $  48.13   $  58.38   $  62.00    $  67.17    $  59.50   $  59.00   $  60.75   $  59.67
Low                                           32.38      44.56      44.13       45.50       43.88      48.38      46.75      45.38
Close                                         45.44      46.19      46.06       58.13       51.79      50.25      57.67      54.25
-----------------------------------------------------------------------------------------------------------------------------------
EXCLUDING JPMP(a)
OPERATING BASIS(b)
Revenue                                    $  7,711   $  7,983   $  7,891    $  8,415    $  6,997   $  6,726   $  7,270   $  7,617
Earnings                                   $    903   $  1,539   $  1,555    $  1,677    $  1,212   $  1,272   $  1,555   $  1,617
Diluted Earnings per Share(d)                  0.44       0.77       0.79        0.85        0.61       0.63       0.76       0.78
Return on Average Common Equity               10.80%     20.57%     23.89%      26.42%      18.23%     18.80%     22.37%     22.86%
Overhead Ratio                                   73         65         63          62          65         63         60         59
-----------------------------------------------------------------------------------------------------------------------------------
CASH OPERATING BASIS(e)
Cash Earnings                              $  1,081   $  1,689   $  1,643    $  1,767    $  1,298   $  1,350   $  1,639   $  1,698
Diluted Cash Earnings per Share(d)             0.53       0.84       0.84        0.90        0.65       0.67       0.80       0.82
Cash Return on Average Common Equity          12.97%     22.61%     25.26%      27.85%      19.54%     19.97%     23.60%     24.02%
Cash Overhead Ratio                              71         63         62          61          63         62         59         58
-----------------------------------------------------------------------------------------------------------------------------------

(a) JPMP is JPMorgan Chase's private equity investment business. See pages 92 and 93 for its line of business results.
(b) Excludes the impact of credit card securitizations, merger and restructuring costs, and special items. For a listing of special items, see Glossary of Terms on page 98.
(c) Includes provision for loan losses and credit costs related to the securitized credit card portfolio.
(d) JPMorgan Chase's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of JPMorgan Chase's common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data have been restated to reflect a three-for-two stock split effective as of the close of business on June 9, 2000.
(e) Excludes the impact of the amortization of intangibles.
(f) Includes Guaranteed Preferred Beneficial Interests in JPMorgan Chase's Junior Subordinated Deferrable Interest Debentures.


JPMORGAN CHASE Annual Report 2000  96

SELECTED FINANCIAL DATA (UNAUDITED)

As of or for the Year Ended December 31,
(in millions, except per share and ratio data)                    2000           1999          1998            1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
INCLUDING JPMP(a)
OPERATING BASIS(b)
Revenue                                                       $ 32,793       $ 31,695       $ 26,523       $ 24,919       $ 23,306
Noninterest Expense                                             21,393         17,872         16,029         14,833         13,836
Credit Costs(c)                                                  2,367          2,439          2,601          1,797          1,467
Earnings                                                      $  5,927       $  7,433       $  5,081       $  5,314       $  5,090
Diluted Earnings per Share(d)                                     2.96           3.65           2.43           2.48           2.30
Return on Average Managed Assets                                  0.85%          1.15%          0.75%          0.85%          0.93%
Return on Average Common Equity                                  16.12          22.25          15.39          17.28          17.12
Common Dividend Payout Ratio                                        40             29             39             34             33
Overhead Ratio                                                      65             56             60             60             59
-----------------------------------------------------------------------------------------------------------------------------------
CASH OPERATING BASIS(e)
Cash Earnings                                                 $  6,455       $  7,762       $  5,374       $  5,486       $  5,259
Diluted Cash Earnings per Share(d)                                3.23           3.82           2.58           2.56           2.38
Shareholder Value Added                                          1,656          3,375          1,062          1,435          1,333
Cash Return on Average Common Equity                             17.58%         23.25%         16.31%         17.87%         17.72%
Cash Overhead Ratio                                                 64             55             59             59             59
-----------------------------------------------------------------------------------------------------------------------------------
REPORTED BASIS
Revenue                                                       $ 32,934       $ 30,930       $ 25,753       $ 24,028       $ 22,730
Noninterest Expense (Excluding Restructuring Costs)             21,393         17,972         16,066         14,968         13,876
Merger and Restructuring Costs                                   1,431             23            887            192          1,814
Provision for Loan Losses                                        1,377          1,446          1,453            804            897
Net Income                                                    $  5,727       $  7,501       $  4,745       $  5,173       $  4,035
Net Income per Share:(d)
   Basic                                                      $   2.99       $   3.87       $   2.37       $   2.53       $   1.88
   Diluted                                                        2.86           3.69           2.27           2.41           1.79
Cash Dividends Declared                                           1.28           1.08           0.96           0.83           0.75
Book Value at Period-End                                         21.17          18.07          17.39          16.04          14.71
Return on Average Assets                                          0.85%          1.19%          0.72%          0.85%          0.75%
Return on Average Common Equity                                  15.56          22.46          14.35          16.80          13.39
Total Assets                                                  $715,348       $667,003       $626,942       $627,680       $558,125
Deposits                                                       279,365        287,064        267,465        252,567        233,645
Long-Term Debt(f)                                               47,238         45,540         47,132         39,266         27,167
Total Stockholders' Equity                                      42,338         35,056         35,099         33,146         32,426
-----------------------------------------------------------------------------------------------------------------------------------
SHARE PRICE(d)
High                                                          $  67.17       $  60.75       $  51.71       $  42.19       $  31.96
Low                                                              32.38          43.88          23.71          28.21          17.38
Close                                                            45.44          51.79          47.33          36.50          29.79
-----------------------------------------------------------------------------------------------------------------------------------
EXCLUDING JPMP(a)
OPERATING BASIS(b)
Revenue                                                       $ 32,000       $ 28,610       $ 25,263       $ 23,778       $ 22,362
Earnings                                                      $  5,674       $  5,656       $  4,389       $  4,659       $  4,551
Diluted Earnings per Share(d)                                     2.84           2.78           2.10           2.17           2.05
Return on Average Common Equity                                  19.79%         20.61%         15.26%         16.13%         16.16%
Overhead Ratio                                                      66             61             63             62             61
-----------------------------------------------------------------------------------------------------------------------------------
CASH OPERATING BASIS(e)
Cash Earnings                                                 $  6,180       $  5,985       $  4,682       $  4,831       $  4,720
Diluted Cash Earnings per Share(d)                                3.10           2.94           2.24           2.25           2.13
Cash Return on Average Common Equity                             21.58%         21.83%         16.31%         16.75%         16.79%
Cash Overhead Ratio                                                 64             60             62             61             61
-----------------------------------------------------------------------------------------------------------------------------------

(a) JPMP is JPMorgan Chase's private equity investment business. See pages 92 and 93 for its line of business results.
(b) Excludes the impact of credit card securitizations, merger and restructuring costs, and special items. For a listing of special items, see Glossary of Terms on page 98.
(c) Includes provision for loan losses and credit costs related to the securitized credit card portfolio.
(d) JPMorgan Chase's common stock is listed and traded on the New York Stock Exchange and the London Stock Exchange Limited. The high, low and closing prices of JPMorgan Chase's common stock are from the New York Stock Exchange Composite Transaction Tape. Share-related data have been restated to reflect a two-for-one stock split effective as of the close of business on May 20, 1998 and a three-for-two stock split effective as of the close of business on June 9, 2000.
(e) Excludes the impact of the amortization of intangibles.
(f) Includes Guaranteed Preferred Beneficial Interests in JPMorgan Chase's Junior Subordinated Deferrable Interest Debentures.


                                           97  JPMORGAN CHASE Annual Report 2000

GLOSSARY OF TERMS

The page numbers included after each definition below represent the pages in the MD&A and Notes to Consolidated Financial Statements where the term is primarily used.

CAGR: "Compound Annual Growth Rate." (Pages 23 and 32)

CASH OPERATING EARNINGS: Operating earnings excluding the impact of the amortization of intangibles. (Pages 23 and 25)

CASH OVERHEAD RATIO: Noninterest expense, excluding amortization of intangibles, as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 26 and 27)

CREDIT RISK: The risk of loss due to borrower or counterparty default. (Pages 43 and 46)

FASB: Financial Accounting Standards Board. (Page 60)

INVESTMENT GRADE EQUIVALENT: JPMorgan Chase's internal risk assessment which represents a risk profile similar to that of a BBB-/Baa3 or better rating as generally defined by independent rating agencies, such as Standard & Poor's or Moody's. (Page 49)

LIQUIDITY RISK: The risk of being unable to fund JPMorgan Chase's portfolio of assets at appropriate maturities and rates, and the risk of being unable to liquidate a position in a timely manner at a reasonable price. (Page 59)

MANAGED CREDIT CARD RECEIVABLES OR MANAGED BASIS: JPMorgan Chase uses this terminology to refer to its credit card receivables on the balance sheet plus securitized credit card receivables. (Pages 51 and 52)

MARK-TO-MARKET EXPOSURE: Mark-to-market exposure is a measure, at a point in time, of the value of a derivative or foreign exchange contract in the open market. When the mark-to-market is positive, it indicates the counterparty owes JPMorgan Chase and, therefore, creates a repayment risk for JPMorgan Chase. When the mark-to-market is negative, JPMorgan Chase owes the counterparty. In this situation, JPMorgan Chase does not have repayment risk. (Pages 50 and 86)

MARKET RISK: The risk of loss relating to the change in value of a financial instrument or a portfolio due to changes in the value of market variables, such as interest rates, foreign exchange rates, credit spreads, and equity and commodity prices. (Pages 43 and 54)

MERGER: The term refers to the December 31, 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated. (Pages 22, 23, 44, 66 and 72)

NET YIELD ON INTEREST-EARNING ASSETS: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Page 40)

OPERATING BASIS OR OPERATING EARNINGS: Reported results excluding the impact of credit card securitizations, merger and restructuring costs and special items. (Pages 23 and 25)

OPERATIONAL RISK: The risk of loss resulting from inadequate or failed internal processes or systems, human factor, or external events. (Pages 43 and 58)

OVERHEAD RATIO: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Page 41)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 90)

SFAS 109: "Accounting for Income Taxes." (Page 80)

SFAS 114: "Accounting by Creditors for Impairment of a Loan." (Page 74)

SFAS 123: "Accounting for Stock-Based Compensation." (Page 84)

SFAS 125: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 60)

SFAS 128: "Earnings per Share." (Page 79)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Page
60)

SFAS 140: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." (Page
60)

SHAREHOLDER VALUE ADDED ("SVA"): Represents operating earnings excluding the impact of amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Page 25)

SPECIAL ITEMS: All amounts are on a pre-tax basis. Special items in 2000 include a gain on the sale of the Hong Kong retail banking business ($827 million), a gain from the transfer of Euroclear-related business ($399 million), gain from the sale of a business in Panama ($81 million) and loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition ($176 million). The 1999 special items were interest income from prior-years' tax refunds ($62 million), gains from sales of nonstrategic assets ($166 million) and a special contribution to The Chase Manhattan Foundation ($100 million). In 1998, special items were interest income from prior-years' tax refunds ($191 million), sale of a global trust and agency services business ($131 million), sale of an investment management business in Australia ($56 million) and costs incurred for accelerated vesting of stock-based incentive awards ($37 million). In 1997, special items were gains on the sales of JPMorgan Chase's remaining interests in The CIT Group Holdings, Inc. ($58 million) and a partially owned foreign investment ($44 million), as well as costs incurred for accelerated vesting of stock-based incentive awards ($135 million). Special items in 1996 included aggregate tax benefits and refunds ($54 million), the loss on the sale of a building in Japan ($60 million) and costs incurred in combining JPMorgan Chase's foreign retirement plans ($40 million). (Pages 23 and 25)

STRESS TESTING: Discloses market risk under plausible events in abnormal markets. (Pages 54 and 56)

VALUE-AT-RISK ("VAR"): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. (Pages 24, 54 and 55)


JPMORGAN CHASE Annual Report 2000  98

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
INTEREST RATES AND INTEREST DIFFERENTIALS


The table below presents an analysis of the effect on net interest income of volume and rate changes for the periods 2000 versus 1999 and 1999 versus 1998. In this analysis, the change due to the volume/rate variance has been allocated to volume.

                                                        2000   VERSUS 1999                                 1999  VERSUS  1998
                                                  Increase (Decrease)                           Increase (Decrease)
(On a Taxable-Equivalent Basis;                    due to Change in:              Net            due to Change in:             Net
 in millions)                                 Volume                Rate         Change         Volume          Rate          Change
 ------------                                 ------                ----         ------         ------          ----          ------
INTEREST-EARNING ASSETS
Deposits with Banks, primarily Foreign       $   (27)            $  (206)       $  (233)       $   178        $  (108)      $    70
Federal Funds Sold and Securities
 Purchased under Resale Agreements:
  Domestic                                       762                 438          1,200            172           (214)          (42)
  Foreign                                         53                 193            246           (521)          (652)       (1,173)
Securities and Trading Assets:
  Domestic                                       549                 784          1,333           (140)          (285)         (425)
  Foreign                                         82                 (81)             1           (512)          (671)       (1,183)
Securities Borrowed                              (97)                514            417           (177)           (75)         (252)
Loans:
  Domestic                                     1,421                 909          2,330            680            (30)          650
  Foreign                                       (609)                739            130           (629)          (743)       (1,372)
                                             -------             -------        -------        -------        -------       -------
Change in Interest Income                      2,134               3,290          5,424           (949)        (2,778)       (3,727)
                                             -------             -------        -------        -------        -------       -------
INTEREST-BEARING LIABILITIES
Interest-Bearing Deposits:
  Domestic                                      (164)                768            604             74           (138)          (64)
  Foreign                                        200               1,186          1,386             89           (843)         (754)
Federal Funds Purchased and Securities
 Sold under Repurchase Agreements:
  Domestic                                     1,355                 928          2,283           (411)          (576)         (987)
  Foreign                                       (119)                313            194           (367)          (554)         (921)
Other Borrowed Funds:
  Domestic                                       751                 431          1,182           (207)          (364)         (571)
  Foreign                                        133                 (10)           123           (141)          (669)         (810)
Long-Term Debt, primarily Domestic               (13)                450            437            234           (288)          (54)
Intra-Company Funding:
  Domestic                                       877                 414          1,291            933            (11)          922
  Foreign                                       (877)               (414)        (1,291)          (933)            11          (922)
                                             -------             -------        -------        -------        -------       -------
Change in Interest Expense                     2,143               4,066          6,209           (729)        (3,432)       (4,161)
                                             -------             -------        -------        -------        -------       -------
Change in Net Interest Income                $    (9)            $  (776)       $  (785)       $  (220)       $   654       $   434
                                             -------             -------        -------        -------        -------       -------

CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES

A summary of JPMorgan Chase's consolidated average balances, interest rates and interest differentials on a taxable-equivalent basis for the years 1998 through 2000 is provided below. Income computed on a taxable-equivalent basis is the income reported in the Consolidated Statement of Income adjusted to make income and earning yields on assets exempt from income taxes (primarily federal taxes) comparable with other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was


(Table continued on next page)


Year Ended December 31,                                                                            2000
(Taxable-Equivalent Interest and Rates; in millions, except rates)              Balance         Interest              Rate
------------------------------------------------------------------              -------         --------              ----
ASSETS
Deposits with Banks                                                          $   9,404           $   773              8.22%
Federal Funds Sold and Securities Purchased under Resale Agreements             79,344             4,751              5.99
Securities and Trading Assets                                                  178,770            11,659              6.52(a)
Securities Borrowed                                                             36,398             2,294              6.30
Loans                                                                          209,488            17,250(b)           8.23
                                                                             ---------           -------              ----
Total Interest-Earning Assets                                                  513,404            36,727              7.15%
                                                                             ---------           -------              ----
Allowance for Loan Losses                                                       (3,697)
Cash and Due from Banks                                                         17,478
Trading Assets - Derivative Receivables                                         70,727
All Other Assets                                                                78,893
                                                                             ---------
  Total Assets                                                                $676,805
                                                                             ---------
LIABILITIES
Interest-Bearing Deposits                                                     $214,411            10,835              5.05%
Federal Funds Purchased and Securities Sold under Repurchase Agreements        133,705             7,818              5.85
Commercial Paper                                                                17,956             1,121              6.24
Other Borrowings(d)                                                             59,247             4,166              7.03
Long-Term Debt                                                                  46,282             3,191              6.89
                                                                             ---------           -------              ----
Total Interest-Bearing Liabilities                                             471,601            27,131              5.75
                                                                             ---------           -------              ----
Noninterest-Bearing Deposits                                                    52,811
Trading Liabilities - Derivative Payables                                       66,573
All Other Liabilities, Including the Allowance for Credit Losses                47,523
                                                                             ---------
  Total Liabilities                                                            638,508
                                                                             ---------
PREFERRED STOCK OF SUBSIDIARY                                                      550
STOCKHOLDERS' EQUITY
Preferred Stock                                                                  1,571
Common Stockholders' Equity                                                     36,176
                                                                             ---------
Total Stockholders' Equity                                                      37,747(e)
                                                                             ---------
Total Liabilities, Preferred Stock of Subsidiary and Stockholders' Equity     $676,805
Interest Rate Spread                                                                                                  1.40%
Net Interest Income and Net Yield on Interest-Earning Assets                                     $ 9,596              1.87%


Note: The weighted-average interest rates reflect the impact of local interest rates prevailing in certain Latin American countries with highly inflationary economies, particularly in 1998.

(a) The annualized rate for available-for-sale securities based on amortized cost was 6.06% in 2000, 5.71% in 1999 and 6.21% in 1998. The annualized rate for available-for-sale securities based on fair value was 6.30% in 2000, 5.86% in 1999 and 6.17% in 1998.

(b) Fees and commissions on loans included in loan interest amounted to $255 million in 2000, $208 million in 1999 and $141 million in 1998.

(c) 1999 and 1998 include, respectively, $62 million and $191 million of interest income resulting from the refund of prior-years' taxes. Excluding these amounts, the net yields on interest-earning assets would be 2.14% in 1999 and 1.94% in 1998.

(d)      Includes securities sold, not yet purchased and structured notes.

(e) The ratio of average stockholders' equity to average assets was 5.6% for 2000, 5.5% for 1999 and 5.2% for 1998. The return on average stockholders' equity was 15.2% for 2000, 21.7% for 1999 and 13.9% for 1998.

approximately 42% in each of the years 1998 through 2000. A substantial portion of JPMorgan Chase's securities is taxable.

     Within the Consolidated Average Balance Sheet, Interest and Rates summary, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the average interest rate earned on loans. For additional information on nonaccrual loans, including interest accrued, see Note 1 on page 66.


(Continuation of table)

                              1999                                                                1998
           Balance           Interest               Rate                        Balance           Interest            Rate
           -------           --------               ----                        -------           --------            ----
          $  9,735            $ 1,006              10.33%                       $  8,013          $   936            11.68%
            66,346              3,305               4.98                          74,026            4,520             6.11
           169,286             10,325               6.10(a)                      180,207           11,933             6.62(a)
            37,943              1,877               4.95                          41,515            2,129             5.13
           199,912             14,790(b)            7.40                         200,329           15,512(b)          7.74
          --------            -------              -----                        --------          -------            -----
           483,222             31,303               6.48%                        504,090           35,030             6.95%
          --------            -------              -----                        --------          -------            -----
            (3,892)                                                               (3,978)
            16,016                                                                15,734
            73,247                                                                81,116
            61,430                                                                59,433
          --------                                                              --------
          $630,023                                                              $656,395
          --------                                                              --------
          $214,290              8,845(c)            4.13%(c)                    $210,263            9,663(c)          4.60%(c)
           113,523              5,341               4.70                         131,774            7,249             5.50
            16,612                853               5.13                          14,728              798             5.41
            48,222              3,129               6.49                          55,799            4,565             8.18
            46,479              2,754               5.93                          42,544            2,808             6.60
          --------            -------              -----                        --------          -------            -----
           439,126             20,922               4.76                         455,108           25,083             5.51
          --------            -------              -----                        --------          -------            -----
            50,202                                                                47,837
            69,292                                                                79,510
            36,226                                                                39,273
          --------                                                              --------
           594,846                                                               621,728
          --------                                                              --------
               550                                                                   550

             1,696                                                                 1,973
            32,931                                                                32,144
          --------                                                              --------
            34,627(e)                                                             34,117(e)
          --------                                                              --------
          $630,023                                                              $656,395
                                                    1.72%                                                             1.44%
                               $10,381(c)           2.15%(c)                                      $ 9,947(c)          1.97%(c)

INTEREST RATES AND INTEREST DIFFERENTIAL ANALYSIS OF
NET INTEREST INCOME - DOMESTIC AND FOREIGN

A summary of interest rates and interest differentials segregated between domestic and foreign operations for the years 1998 through 2000 is presented below. The segregation between the domestic and foreign components is based on the location of the office recording the transaction. Intra-company funding generally is dollar-denominated deposits originated in various foreign and domestic locations that are centrally managed by JPMorgan Chase's treasury units. Domestic net interest income was $6,995 million in 2000, a


(Table continued on next page)



                                                                                                2000
Year Ended December 31,                                                Average                                      Average
(Taxable-Equivalent Interest and Rates; in millions, except rates)     Balance               Interest                Rate
------------------------------------------------------------------     -------               --------                ----
INTEREST-EARNING ASSETS:
  Deposits with Banks, primarily Foreign                              $    9,404            $      773               8.22%
  Federal Funds Sold and Securities Purchased
   under Resale Agreements:
    Domestic                                                              49,264                 3,124               6.34
    Foreign                                                               30,080                 1,627               5.41

  Securities and Trading Assets:
    Domestic                                                             127,241                 8,671               6.81
    Foreign                                                               51,529                 2,988               5.80
  Securities Borrowed, primarily Domestic                                 36,398                 2,294               6.30
  Loans:
  Domestic                                                               161,586                13,390               8.29
  Foreign                                                                 47,902                 3,860               8.06
                                                                      ----------            ----------               ----
      Total Interest-Earning Assets                                      513,404                36,727               7.15
                                                                      ----------            ----------               ----
INTEREST-BEARING LIABILITIES:
  Interest-Bearing Deposits:
    Domestic                                                              83,275                 3,772               4.53
    Foreign                                                              131,136                 7,063               5.39
  Federal Funds Purchased and Securities
   Sold under Repurchase Agreements:
    Domestic                                                             112,623                 6,761               6.00
    Foreign                                                               21,082                 1,057               5.01
  Other Borrowed Funds:
    Domestic                                                              50,300                 3,765               7.49
    Foreign                                                               26,903                 1,522               5.66
  Long-Term Debt, primarily Domestic                                      46,282                 3,191               6.89
  Intra-Company Funding:
    Domestic                                                              53,394                 3,092                 --
    Foreign                                                              (53,394)               (3,092)                --
                                                                      ----------            ----------               ----
  Total Interest-Bearing Liabilities                                     471,601                27,131               5.75
                                                                      ----------            ----------               ----
  Noninterest-Bearing Liabilities(b)                                      41,803

                                                                      ----------
      Total Investable Funds                                          $  513,404            $   27,131               5.28%
                                                                      ----------            ----------               ----
  Net Interest Income and Net Yield:                                                        $    9,596               1.87%
    Domestic                                                                                     6,995               1.91%
    Foreign                                                                                      2,601               1.76%
  Percentage of Total Assets and Liabilities Attributable
   to Foreign Operations:
    Assets                                                                                                           32.3%
    Liabilities                                                                                                      41.9%

(a) See note (c) on page 100. Excluding the tax refunds, the domestic net yields on interest-earning assets would be 2.26% in 1999 and 2.07% in 1998.

(b) Represents the amount of noninterest-bearing liabilities funding interest-earning assets.

decrease of $571 million from the prior year. The decrease in 2000 primarily was attributable to lower net yields, partially offset by an increase in the volume of interest-earning assets. Net interest income from foreign operations was $2,601 million for 2000, compared with $2,815 million in 1999. The decrease reflected lower interest-earning assets and net yields.

     For further discussion, see the section entitled "Net Interest Income" in the MD&A on page 40.

(Continuation of table)

                                  1999                                                          1998
            Average                                 Average              Average                                Average
            Balance            Interest              Rate                Balance              Interest           Rate
            -------            --------              ----                -------              --------           ----
           $   9,735           $  1,006             10.33%              $   8,013             $   936            11.68%

              37,234              1,924              5.17                  33,953               1,966             5.80
              29,112              1,381              4.74                  40,073               2,554             6.37

             119,196              7,338              6.16                 121,472               7,763             6.39
              50,090              2,987              5.96                  58,735               4,170             7.10
              37,943              1,877              4.95                  41,515               2,129             5.13

             144,439             11,060              7.66                 135,550              10,410             7.68
              55,473              3,730              6.73                  64,779               5,102             7.87
           ---------           --------             -----               ---------             -------            -----
             483,222             31,303              6.48                 504,090              35,030             6.95
           ---------           --------             -----               ---------             -------            -----

              86,886              3,168(a)           3.65(a)               84,863               3,232(a)          3.81(a)
             127,404              5,677              4.46                 125,400               6,431             5.13


              90,042              4,478              4.97                  98,290               5,465             5.56
              23,481                863              3.67                  33,484               1,784             5.33

              40,281              2,583              6.41                  43,497               3,154             7.25
              24,553              1,399              5.70                  27,030               2,209             8.17
              46,479              2,754              5.93                  42,544               2,808             6.60

              38,253              1,801                --                  18,432                 879               --
             (38,253)            (1,801)               --                 (18,432)               (879)              --
           ---------           --------             -----               ---------             -------            -----
             439,126             20,922              4.76                 455,108              25,083             5.51
           ---------           --------             -----               ---------             -------            -----
              44,096                                                       48,982
           ---------           --------             -----               ---------             -------            -----
           $ 483,222           $ 20,922              4.33%              $ 504,090             $25,083             4.98%
           ---------           --------             -----               ---------             -------            -----
                               $ 10,381(a)           2.15%(a)                                 $ 9,947(a)          1.97%(a)
                                  7,566(a)           2.28%(a)                                   6,934(a)          2.13%(a)
                                  2,815              1.87%                                      3,013             1.69%


                                                     36.3%                                                        41.7%
                                                     40.4%                                                        36.6%

SECURITIES PORTFOLIO

The amortized cost, estimated fair value and average yield (including the impact of related derivatives) of JPMorgan Chase's securities by contractual maturity range and type of security are presented in the table that follows:


Maturity Schedule of Available-for-Sale
  and Held-to-Maturity Securities
December 31, 2000  (in millions,                   Due in 1            Due after 1          Due after 5       Due after
  rates on a taxable-equivalent basis)            Year or Less       through 5 Years     through 10 Years     10 Years(a)    Total
  ------------------------------------            ------------       ---------------     ----------------     -----------    -----
U.S. GOVERNMENT AND FEDERAL
AGENCY/CORPORATION OBLIGATIONS:
  Amortized Cost                                  $   1,070                $   6,186         $   7,227         $45,004     $ 59,487
  Fair Value                                            934                    6,127             7,165          44,451       58,677
  Average Yield(b)                                     4.40%                    5.70%             5.63%           6.31%        6.12%

OTHER:(c)
  Amortized Cost                                  $   4,497                $   6,030         $   1,961         $ 1,591     $ 14,079
  Fair Value                                          4,577                    6,088             1,982           1,782       14,429
  Average Yield(b)                                     2.38%                    5.32%             6.12%           7.16%        4.71%

TOTAL AVAILABLE-FOR-SALE SECURITIES:(d)
  Amortized Cost                                  $   5,567                $  12,216         $   9,188         $46,595     $ 73,566
  Fair Value                                          5,511                   12,215             9,147          46,233       73,106
  Average Yield(b)                                     2.77%                    5.52%             5.74%           6.34%        5.85%
                                                  ---------                ---------         ---------         -------     --------
TOTAL HELD-TO-MATURITY SECURITIES:(d)
  Amortized Cost                                  $      32                $      --         $      11         $   546     $    589
  Fair Value                                             32                       --                12             549          593
  Average Yield(b)                                     7.23%                      -- %            7.02%           6.87%        6.89%
                                                  ---------                ---------         ---------         -------     --------

(a) Securities with no stated maturity are included with securities with a contractual maturity of 10 years or more. Substantially all of JPMorgan Chase's mortgaged-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") are due in 10 years or more based on contractual maturity. The estimated duration, which reflects anticipated future prepayments based on a consensus of dealers in the market, is approximately three years for MBSs and less than one year for CMOs.

(b) The average yield is based on amortized cost balances at the end of the year. Yields are derived by dividing interest income, adjusted for the effect of related derivatives on available-for-sale securities and the amortization of premiums and accretion of discounts, by total amortized cost. Taxable-equivalent adjustments are used where applicable.

(c) Includes obligations of state and political subdivisions, debt securities issued by foreign governments, corporate debt securities, CMOs of private issuers, and other debt and equity securities.

(d) For the amortized cost of the above categories of securities at December 31, 1999, see Note 8 on page 72. At December 31, 1998, the amortized cost of U.S. Government and Federal Agencies, and Other available-for-sale securities was $85,098 million and $13,152 million, respectively. At December 31, 1998, the amortized cost of U.S. Government and Federal Agencies and Other held-to-maturity securities was $1,683 million and $4 million, respectively.

     The U.S. government and certain of its agencies were the only issuers whose securities exceeded 10% of JPMorgan Chase's total stockholders' equity at December 31, 2000.

     For a further discussion of JPMorgan Chase's securities portfolios, see
Note 8 on page 72.

LOAN PORTFOLIO

The table below sets forth the amount of loans outstanding by type:


December 31, (in millions)                              2000            1999            1998            1997            1996
--------------------------                              ----            ----            ----            ----            ----
DOMESTIC LOANS:
  Commercial and Industrial                           $ 64,031        $ 58,563        $ 47,268        $ 45,095        $ 40,167
  Financial Institutions                                 7,342           6,623           6,505           3,465           3,531
  Commercial Real Estate - Commercial Mortgage           4,109           5,207           3,907           5,126           5,671
  Commercial Real Estate - Construction                    725             800             955             946             894
  Consumer                                              95,960          85,289          80,941          76,414          70,270
                                                      --------        --------        --------        --------        --------
   Total Domestic Loans                                172,167         156,482         139,576         131,046         120,533
                                                      --------        --------        --------        --------        --------

FOREIGN LOANS:
  Commercial and Industrial                             38,472          38,429          46,559          54,010          49,308
  Foreign Governments                                      805           1,517           2,667           3,123           3,944
  Financial Institutions                                 3,976           3,779           5,626           7,877           6,851
  Consumer                                                 630           2,801           3,821           3,976           2,576
                                                      --------        --------        --------        --------        --------
   Total Foreign Loans                                  43,883          46,526          58,673          68,986          62,679
                                                      --------        --------        --------        --------        --------
    Total Loans(a)                                    $216,050        $203,008        $198,249        $200,032        $183,212
                                                      --------        --------        --------        --------        --------

(a) Loans are presented net of unearned income of $1,571 million, $1,530 million, $1,691 million, $1,644 million and $1,416 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. For a discussion of JPMorgan Chase's loan outstandings, see "Credit-Related Portfolio" on pages 47 through 52.

MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows, at December 31, 2000, commercial loan maturity and distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements. The table below does not include the impact of derivative instruments.

                                                          Within                1-5              After 5
December 31, 2000 (in millions)                           1 Year(a)            Years              Years              Total
-------------------------------                           ---------            -----              -----              -----
Domestic:
  Commercial and Industrial                               $13,092             $ 9,455            $41,484            $ 64,031
  Financial Institutions                                    6,475                  --                867               7,342
  Commercial Real Estate                                    1,174                 642              3,018               4,834
Foreign                                                    33,588               5,732              3,933              43,253
                                                          -------             -------            -------            --------
Total Commercial Loans                                    $54,329             $15,829            $49,302            $119,460
                                                          -------             -------            -------            --------
Loans at Fixed Interest Rates                                                 $ 2,231            $ 4,998
Loans at Variable Interest Rates                                               13,598             44,304
                                                                              -------            -------
Total Commercial Loans                                                        $15,829            $49,302
                                                                              -------            -------

(a) Includes demand loans, overdrafts and loans having no stated schedule of repayments and no stated maturity.

CROSS-BORDER OUTSTANDINGS

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council's ("FFIEC") guidelines governing the determination of cross-border risk. In accordance with FFIEC revised guidelines, credit derivatives were included in the determination of cross-border exposure beginning in 2000. Prior-year amounts do not include these instruments.

     The following table lists all countries in which JPMorgan Chase's cross-border outstandings exceed 0.75% of consolidated assets as of any of the dates specified. The disclosure includes certain exposures that are not required under the disclosure requirements of the SEC. The most significant differences between the FFIEC and SEC methodologies relate to the treatments of local country exposure and to foreign exchange and derivatives.

     For a further discussion of JPMorgan Chase's cross-border exposure based on management's view of this exposure, see page 50.


CROSS-BORDER OUTSTANDINGS EXCEEDING 0.75% OF TOTAL ASSETS

                                                                       Net Local           Total                            Total
                                                                         Country          Direct                     Cross-Border
(in millions)    At December 31,    Public        Banks        Other      Assets     Exposure(a)   Commitments(b)        Exposure
-------------    ---------------   -------        -----        -----      ------     -----------   --------------        --------
Germany              2000          $15,265      $11,644      $ 4,169      $   --         $31,078          $11,163         $42,241
                     1999            6,718       16,542        3,207       2,544          29,011            3,029          32,040
                     1998            7,805       18,227        2,694       3,784          32,510            3,042          35,552
---------------------------------------------------------------------------------------------------------------------------------
U.K.                 2000          $   650      $ 8,262      $17,676      $   --         $26,588          $15,095         $41,683
                     1999            1,220        4,116        6,049          --          11,385            2,680          14,065
                     1998            1,776        4,354        6,047          --          12,177            3,161          15,338
---------------------------------------------------------------------------------------------------------------------------------
Italy                2000          $11,863      $ 3,742      $ 2,973      $  399         $18,977          $ 3,776         $22,753
                     1999           13,726        5,693        1,666         149          21,234              429          21,663
                     1998           16,159        3,932          876         450          21,417              684          22,101
---------------------------------------------------------------------------------------------------------------------------------
Japan                2000          $ 4,572      $ 6,507      $ 5,710      $  428         $17,217          $ 5,199         $22,416
                     1999            4,893        4,895        3,280          --          13,068            1,986          15,054
                     1998           15,039        1,899        2,701       5,123          24,762            3,197          27,959
---------------------------------------------------------------------------------------------------------------------------------
France               2000          $ 4,150      $ 4,732      $ 2,472      $  460         $11,814          $ 7,998         $19,812
                     1999            3,015        8,917        3,972         351          16,255            2,462          18,717
                     1998            1,640        7,181        2,704         179          11,704            3,484          15,188
---------------------------------------------------------------------------------------------------------------------------------
Netherlands          2000          $ 1,847      $ 6,547      $ 4,026      $   10         $12,430          $ 2,950         $15,380
                     1999            2,141        6,959        6,851          --          15,951            1,960          17,911
                     1998            1,010        6,994        1,862          --           9,866            1,039          10,905
---------------------------------------------------------------------------------------------------------------------------------
Canada               2000          $ 2,027      $ 1,383      $ 1,626      $  179         $ 5,215          $ 3,706         $ 8,921
                     1999            1,521        4,528        1,916         542           8,507            2,821          11,328
                     1998            1,709        2,731        1,173         534           6,147            3,151           9,298
---------------------------------------------------------------------------------------------------------------------------------
Switzerland          2000          $   140      $ 1,789      $ 3,815      $  562         $ 6,306          $ 2,604         $ 8,910
                     1999              462        3,535        2,859         663           7,519            1,646           9,165
                     1998              650        3,310        2,111         --            6,071            1,543           7,614
---------------------------------------------------------------------------------------------------------------------------------
Spain                2000          $ 1,472      $   575      $ 2,926      $  894         $ 5,867          $ 2,241         $ 8,108
                     1999            1,387        1,202        1,547       1,194           5,330              414           5,744
                     1998            1,752        1,996        1,732       1,414           6,894              617           7,511
---------------------------------------------------------------------------------------------------------------------------------
Belgium              2000          $   465      $ 3,231      $ 1,979       $   2         $ 5,677          $ 2,027         $ 7,704
                     1999            1,703        4,338          515           3           6,559            6,016          12,575
                     1998            1,213        1,906        1,382           2           4,503            5,079           9,582
---------------------------------------------------------------------------------------------------------------------------------
Brazil               2000          $ 1,084      $   379      $   938       $ 919         $ 3,320          $   493         $ 3,813
                     1999            1,811          304        1,202         400           3,717               83           3,800
                     1998            1,995          478        2,034         518           5,025               74           5,099
---------------------------------------------------------------------------------------------------------------------------------

(a) Outstandings include loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, resale agreements, other monetary assets, cross-border trading debt and equity instruments, mark-to-market exposure of foreign exchange and derivative contracts, and local country assets, net of local country liabilities. The amounts associated with foreign exchange and derivative contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(b) Commitments include outstanding letters of credit and undrawn commitments to extend credit and for 2000 include credit derivatives.


     JPMorgan Chase's balances tend to fluctuate greatly, and the amount of outstandings at year-end tends to be a function of timing rather than representation of a consistent trend.

RISK ELEMENTS

The following table sets forth nonperforming assets and contractually past-due assets at the dates indicated:

December 31, (in millions)                       2000         1999         1998         1997         1996
--------------------------                       ----         ----         ----         ----         ----
NONPERFORMING ASSETS

DOMESTIC NONPERFORMING LOANS:
  Nonaccruing Loans                             $1,198       $  890       $  841       $  740       $  948
  Renegotiated Loans                                --           --           --           --           38
                                                ------       ------       ------       ------       ------
    Total Domestic Nonperforming Loans           1,198          890          841          740          986

FOREIGN NONPERFORMING LOANS:
  Nonaccruing Loans                                620          847          721          280          152
  Renegotiated Loans                                --           --           --            1            3
                                                ------       ------       ------       ------       ------
    Total Foreign Nonperforming Loans              620          847          721          281          155
                                                ------       ------       ------       ------       ------
Total Nonperforming Loans                        1,818        1,737        1,562        1,021        1,141
                                                ------       ------       ------       ------       ------
Derivative and Foreign Exchange Contracts           37           34           50           --           --
Assets Acquired as Loan Satisfactions
 (primarily Real Estate)                            68          102          116          110          130
                                                ------       ------       ------       ------       ------
Total Nonperforming Assets                      $1,923       $1,873       $1,728       $1,131       $1,271
                                                ------       ------       ------       ------       ------
CONTRACTUALLY PAST-DUE ASSETS(a)

DOMESTIC LOANS:
  Consumer                                      $  399       $  347       $  422       $  420       $  395
  Commercial                                        98           57           47           32           27
                                                ------       ------       ------       ------       ------
    Total Domestic                                 497          404          469          452          422
FOREIGN LOANS                                        3           39           75            7           13
DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS           --            1           --            1           --
                                                ------       ------       ------       ------       ------
Total                                           $  500       $  444       $  544       $  460       $  435
                                                ------       ------       ------       ------       ------

(a) Accruing loans past-due 90 days or more as to principal and interest, which are not characterized as nonperforming loans.

     For a discussion of nonperforming loan and past-due loan policies, see Note 1 on page 66. Renegotiated loans are those for which concessions, such as the reduction of interest rates or the deferral of interest or principal payments, have been granted as a result of a deterioration in the borrowers' financial condition.


IMPACT OF NONPERFORMING LOANS ON INTEREST INCOME

The negative impact on interest income from nonperforming loans represents the difference between the amount of interest income that would have been recorded on nonperforming loans according to contractual terms and the amount of interest that actually was recognized on a cash basis. The following table sets forth this data for the years specified. The increases in both 2000 and 1999 in total negative impact on interest income reflect a higher level of interest that was not recognized in income due to the increased levels of nonperforming loans.



Year Ended December 31, (in millions)                                                 2000              1999           1998
-------------------------------------                                                 ----              ----           ----
DOMESTIC:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate           $113              $ 80           $ 69
Interest That Was Recognized in Income                                                 (20)              (13)           (12)
                                                                                      ----              ----           ----
Negative Impact - Domestic                                                              93                67             57

FOREIGN:
Gross Amount of Interest That Would Have Been Recorded at the Original Rate             51                68             58
Interest That Was Recognized in Income                                                  (2)               (6)            (6)
                                                                                      ----              ----           ----
Negative Impact - Foreign                                                               49                62             52
                                                                                      ----              ----           ----
Total Negative Impact on Interest Income                                              $142              $129           $109
                                                                                      ----              ----           ----

SUMMARY OF LOAN LOSS EXPERIENCE


For a further discussion, see Note 1 on page 66 and Note 10 on page 74.

ALLOWANCE FOR LOAN LOSSES

The table below summarizes the changes in the allowance for loan losses during the periods indicated.



Year Ended December 31, (in millions)             2000           1999           1998           1997              1996
-------------------------------------             ----           ----           ----           ----              ----
Balance at Beginning of Year                    $ 3,738        $ 4,022        $ 4,170        $ 4,115           $ 4,914
Provision for Loan Losses                         1,377          1,446          1,453            804               897
CHARGE-OFFS
Domestic:
  Consumer                                       (1,067)        (1,253)        (1,160)          (915)             (923)
  Commercial and Industrial                        (293)          (262)          (102)          (115)             (215)
  Commercial Real Estate                             (3)            (2)            (6)            (5)              (47)
  Financial Institutions                            (28)           (70)            --             --                --
Foreign                                            (243)          (447)          (678)          (101)              (41)
                                                -------        -------        -------        -------           -------
  Total Charge-Offs                              (1,634)        (2,034)        (1,946)        (1,136)           (1,226)
                                                =======        =======        =======        =======           =======
RECOVERIES
Domestic:
  Consumer                                           96            119            121            106                97
  Commercial and Industrial                          24             46            178            111               115
  Commercial Real Estate                              8             16             20             42                33
  Financial Institutions                              2             --              2              1                --
Foreign                                             104            106             71             72                70
                                                -------        -------        -------        -------           -------
  Total Recoveries                                  234            287            392            332               315
                                                =======        =======        =======        =======           =======
NET CHARGE-OFFS                                  (1,400)        (1,747)        (1,554)          (804)             (911)
Charge to Conform to FFIEC Revised Policy           (80)            --             --             --                --
Charge Related to Conforming Credit
  Card Charge-off Policies                           --             --             --             --              (102)
Transfer to Trading Account Assets                   --             --             --            (35)             (425)
Transfer to Other Liabilities                        --             --            (50)           (85)             (270)
Allowance Related to Purchased Portfolios            29             18              5            172(a)             13
Foreign Exchange Translation Adjustment               1             (1)            (2)             3                (1)
                                                -------        -------        -------        -------           -------
Balance at End of Year                          $ 3,665        $ 3,738        $ 4,022        $ 4,170           $ 4,115
                                                =======        =======        =======        =======           =======

(a) Includes $160 million in 1997 related to the purchase of a credit card portfolio.

LOAN LOSS ANALYSIS
Year Ended December 31, (in millions, except ratios)        2000             1999           1998           1997           1996
----------------------------------------------------        ----             ----           ----           ----           ----
BALANCES
Loans - Average                                           $209,488         $199,912       $200,329       $190,568       $178,017
Loans - Year-End                                           216,050          203,008        198,249        200,032        183,212
Net Charge-Offs                                              1,480(a)         1,747          1,554            804          1,013(b)
Allowance for Loan Losses:
  Domestic                                                   3,006            2,813          2,687          2,934          3,075
  Foreign                                                      659              925          1,335          1,236          1,040
                                                          --------         --------       --------       --------       --------
  Total Allowance for Loan Losses                            3,665            3,738          4,022          4,170          4,115
                                                          --------         --------       --------       --------       --------
Nonperforming Loans                                          1,818            1,737          1,562          1,021          1,141

RATIOS
Net Charge-Offs to:
  Loans - Average                                             0.71%            0.87%          0.78%          0.42%          0.57%
  Allowance for Loan Losses                                  40.38            46.74          38.64          19.28          24.62
Allowance for Loan Losses to:
  Loans - Year-End                                            1.70             1.84           2.03           2.08           2.25
  Nonperforming Loans                                       201.60           215.20         257.49         408.42         360.65

(a)  Includes a charge of $80 million to conform to FFIEC revised policy.

(b) Includes a charge of $102 million related to conforming credit card charge-off policies.

PURCHASE OF CREDIT PROTECTION

The Firm uses various types of credit derivatives as part of its credit and capital management disciplines. Cash and synthetic Collateralized Loan Obligations ("CLOs") represent one type of credit derivative utilized.

     Since December 1997, the Firm has entered into several CLOs with exposures totaling approximately $11.3 billion at December 31, 2000. These instruments allowed the Firm to reduce the credit risk on loans, loan commitments and derivatives. This reduction was accomplished using credit default swaps and securities, which transfer the credit risk into the capital markets. The structures provide protection on all exposures to a referenced counterparty. In some transactions, the Firm retained the first risk of loss tranche totaling $194 million, while in other transactions, the Firm sold the first loss tranche and retained the senior loss tranche. As a result of these structures, the Firm was able to reduce economic capital by approximately $216 million as of December 31, 2000. These structures also reduced risk-adjusted assets by approximately $2.3 billion as of December 31, 2000, thereby increasing the Firm's Tier 1 and Total risk-based capital ratios by 4 basis points (0.04%) and 6 basis points (0.06%), respectively.

     The following table shows the Firm's internal credit grades for the $11.3 billion of exposure at December 31, 2000 associated with synthetic CLOs. The synthetic CLOs have allowed the Firm to reposition the credit risks to off-balance sheet entities having, in management's view, AAA credit quality. At December 31, 2000, 67% of the Firm's commercial credit-related assets were investment grade both before and after the impact of these synthetic CLOs.

December 31, 2000                             (in millions)
Counterparty Rating                                EXPOSURE
-------------------                                --------
AAA                                                 $   560
AA                                                    1,795
A                                                     5,819
BBB                                                   2,730
BB                                                      349
B                                                        22
CCC and Below                                            10
                                                    -------
Total                                               $11,285
                                                    -------

     As these transactions relate only to J.P. Morgan, the tables that follow reflect J.P. Morgan's commercial credit exposure at December 31, 2000, excluding commercial exposures at J.P. Morgan arising from its Private Banking activities, exchange-traded derivatives and commercial mortgage-backed securities. The first table below summarizes regional exposure, by major industry category, after taking into consideration the benefit of collateral but before the benefit of synthetic CLOs.


BEFORE BENEFIT OF PURCHASED CREDIT PROTECTION
December 31, 2000 (in millions)                    North America       Europe       Asia/Pacific  Latin America      Total
-------------------------------                    -------------       ------       ------------  -------------      -----
Banks                                                  $2,631          $6,838          $2,049          $  33        $11,551
Nonbank Financial Institutions                         26,248          16,564           1,212              1         44,025
Governments                                            10,107           2,284             285            323         12,999
Commercial and Industrial                              50,053          13,720           1,162            719         65,654
                                                      -------         -------          ------         ------       --------
                                                      $89,039         $39,406          $4,708         $1,076       $134,229
                                                      -------         -------          ------         ------       --------

     The table that follows summarizes regional exposure after taking into account the impact of synthetic CLOs.

     The use of credit protection is one means to reduce industry concentration. The effect of the synthetic CLOs was a shift in exposure from different regions and industries to a single North American, nonbank financial institution counterparty. The synthetic CLOs reduced exposure to banks by $1.3 billion, governments by $0.4 billion, and commercial and industrial by $7.8 billion and increased net exposures to nonbank financial institutions by approximately $9.5 billion. Additionally, regional counterparty exposure was reduced in Europe by $2.1 billion, Asia / Pacific by $0.8 billion and Latin America by $41 million and increased exposure in North America by $2.9 billion.


AFTER BENEFIT OF PURCHASED CREDIT PROTECTION
December 31, 2000 (in millions)                 North America          Europe    Asia/Pacific  Latin America          Total
-------------------------------                 -------------          ------    ------------  -------------          -----
Banks                                                  $2,333          $6,309          $1,600          $  33        $10,275
Nonbank Financial Institutions(a)                      36,027          16,337           1,094              1         53,459
Governments                                             9,855           2,176             285            323         12,639
Commercial and Industrial                              43,702          12,508             968            678         57,856
                                                      -------         -------          ------         ------       --------
                                                      $91,917         $37,330          $3,947         $1,035       $134,229
                                                      -------         -------          ------         ------       --------

(a) The effect of the synthetic CLOs was a shift in exposure from different regions and industries to a single North American, nonbank financial institution counterparty.

DEPOSITS

The following data provides a summary of the average balances and average interest rates of JPMorgan Chase's various deposits for the years indicated:

                                                           Average Balances              Average Interest Rates
(in millions, except interest rates)            2000         1999          1998        2000       1999      1998
------------------------------------            ----         ----          ----        ----       ----      ----
DOMESTIC:
Noninterest-Bearing Demand                   $ 21,904      $ 24,285      $ 25,925        --%        --%        --%
Interest-Bearing Demand                         2,251         2,627         3,300      1.51       1.35       1.52
Savings                                        62,399        58,662        53,960      2.68       2.29       2.56
Time                                           43,515        46,276        45,320      4.75       3.87       3.97
                                             --------      --------      --------
  Total Domestic Deposits                     130,069       131,850       128,505      2.90       2.40       2.51
                                             --------      --------      --------
FOREIGN:
Noninterest-Bearing Demand                      6,013         5,081         3,872        --         --         --
Interest-Bearing Demand                        43,284        36,826        31,350      5.85       4.67       4.93
Savings                                         1,331         1,027           839      2.71       2.76       3.76
Time                                           86,525        89,708        93,534      5.20       4.38       5.19
                                             --------      --------      --------
  Total Foreign Deposits(a)                   137,153       132,642       129,595      5.15       4.28       4.96
                                             --------      --------      --------
Total Deposits                               $267,222      $264,492      $258,100      4.05%      3.34%      3.74%
                                             --------      --------      --------

(a)  The majority of foreign deposits were in denominations of $100,000 or more.


At December 31, 2000, domestic time deposits in denominations of $100,000 or more totaled $21.1 billion, substantially all of which mature in three months or less. The table below presents the maturities for domestic time certificates of deposit in denominations of $100,000 or more:


By Remaining Maturity at December 31, 2000           3 Months         Over 3 Months          Over 6 Months        Over
(in millions)                                         or Less   but within 6 Months   but within 12 Months   12 Months       Total
------------------------------------------           --------   -------------------   --------------------   ---------     -------
Domestic Time Certificates of Deposit
     ($100,000 or More)                               $13,090                $2,268                 $1,066        $364     $16,788
                                                      -------                ------                 ------        ----     -------

SHORT-TERM AND OTHER BORROWED FUNDS

The following data provide a summary of JPMorgan Chase's short-term and other borrowed funds for the years indicated:

(in millions, except rates)                                   2000           1999           1998
---------------------------                                   ----           ----           ----
FEDERAL FUNDS PURCHASED AND SECURITIES
  SOLD UNDER REPURCHASE AGREEMENTS:
Balance at year-end                                         $131,738       $109,841       $105,000
Average daily balance during the year                        133,705        113,523        131,774
Maximum month-end balance                                    158,047        123,553        146,035
Weighted-average rate at December 31                            5.77%          4.53%          5.22%
Weighted-average rate during the year                           5.85%          4.70%          5.50%

COMMERCIAL PAPER:
Balance at year-end                                         $ 24,851       $ 20,363       $ 14,425
Average daily balance during the year                         17,956         16,612         14,728
Maximum month-end balance                                     24,851         20,363         18,951
Weighted-average rate at December 31                            5.53%          5.60%          4.97%
Weighted-average rate during the year                           6.24%          5.13%          5.41%

OTHER BORROWED FUNDS:(a)
Balance at year-end                                         $ 19,840       $ 15,403       $ 19,754
Average daily balance during the year                         17,220         16,775         20,457
Maximum month-end balance                                     24,463         21,401         24,505
Weighted-average rate at December 31                            6.90%          5.68%          7.68%
Weighted-average rate during the year                           7.03%          7.29%          8.54%
                                                            --------       --------       --------

(a)  Excludes securities sold, not yet purchased and structured notes.


     Federal funds purchased represents overnight funds. Securities sold under repurchase agreements generally mature between one day and three months. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other borrowed funds consist of demand notes, term federal funds purchased and various other borrowings that generally have maturities of one year or less. At December 31, 2000, JPMorgan Chase had unused lines of credit of $1.0 billion available for general corporate purposes, including the payment of commercial paper borrowings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                               J.P. MORGAN CHASE & CO.
                                                    (Registrant)



                                    By:  /s/ DOUGLAS A. WARNER III
                                         -------------------------------------
                                         (Douglas A. Warner III
                                          Chairman of the Board)



                                         /s/ WILLIAM B. HARRISON JR.
                                         -------------------------------------
                                         (William B. Harrison, Jr.
                                          President and Chief Executive Officer)



                                    Date: March 20, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated. JPMorgan Chase does not exercise the power of attorney to sign on behalf of any Director.


                                                  CAPACITY                                      DATE

/s/ DOUGLAS A. WARNER III           Director, Chairman of the Board
------------------------------
(Douglas A. Warner III)


/s/ WILLIAM B. HARRISON JR.         Director, President and Chief Executive Officer
------------------------------      (Principal Executive Officer)
(William B. Harrison, Jr.)


/s/ HANS W. BECHERER                Director
------------------------------
(Hans W. Becherer)


/s/ RILEY P. BECHTEL                Director
------------------------------
(Riley P. Bechtel)
                                                                                           March 20, 2001

/s/ FRANK A. BENNACK JR.            Director
------------------------------
(Frank A. Bennack Jr.)


/s/ LAWRENCE A. BOSSIDY             Director
------------------------------
(Lawrence A. Bossidy)


/s/ M. ANTHONY BURNS                Director
------------------------------
(M. Anthony Burns)

                                                  CAPACITY                                      DATE

/s/ H. LAURANCE FULLER              Director
------------------------------
(H. Laurance Fuller)


/s/ ELLEN V. FUTTER                 Director
------------------------------
(Ellen V. Futter)


/s/ WILLIAM H. GRAY, III            Director
------------------------------
(William H. Gray, III)


/s/ HELENE L. KAPLAN                Director
------------------------------
(Helene L. Kaplan)
                                                                                           March 20, 2001

/s/ LEE R. RAYMOND                  Director
------------------------------
(Lee R. Raymond)


/s/ JOHN R. STAFFORD                Director
------------------------------
(John R. Stafford)


/s/ LLOYD D. WARD                   Director
------------------------------
(Lloyd D. Ward)


/s/ MARINA v.N. WHITMAN             Director
------------------------------
(Marina v.N. Whitman)


/s/ MARC J. SHAPIRO                 Vice Chairman
------------------------------      Finance, Risk Management and Administration
(Marc J. Shapiro)                   (Principal Financial Officer)


/s/ JOSEPH L. SCLAFANI              Executive Vice President and Controller
------------------------------      (Principal Accounting Officer)
(Joseph L. Sclafani)

                                 EXHIBIT INDEX

3.1      Restated Certificate of Incorporation of J.P. Morgan Chase & Co.

3.2      By-laws, amended as of June 20, 2000, of J.P. Morgan Chase & Co.

4.1 Deposit Agreement, dated as of February 8, 1996, between J.P. Morgan & Co. Incorporated (succeeded through merger by J.P. Morgan Chase & Co.) and Morgan Guaranty Trust Company of New York, as Depository (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of The Chase Manhattan Corporation, filed December 20, 2000, File No. 1-5805).

4.2 Indenture, dated as of December 1, 1989, between Chemical Banking Corporation (now known as J.P. Morgan Chase & Co.) and The Chase Manhattan Bank (National Association), as succeeded to by Bankers Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-3 (File No. 33-32409) of Chemical Banking Corporation).

4.3(a) Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992, between Chemical Banking Corporation and Morgan Guaranty Trust Company of New York, as succeeded to by U.S. Bank Trust National Association, as Trustee.

4.3(b) Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.3(c) Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of April 1, 1987, as amended and restated as of December 15, 1992.

4.4(a) Amended and Restated Indenture, dated as of September 1, 1993, between The Chase Manhattan Corporation (as assumed by J.P. Morgan Chase & Co.) and Chemical Bank, as Trustee.

4.4(b) First Supplemental Indenture, dated as of March 29, 1996, among Chemical Banking Corporation, The Chase Manhattan Corporation, Chemical Bank, as resigning Trustee, and U.S. Bank Trust National Association, as successor Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(c) Second Supplemental Indenture, dated as of October 8, 1996, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.4(d) Third Supplemental Indenture, dated as of December 29, 2000, between The Chase Manhattan Corporation and U.S. Bank Trust National Association, as Trustee, to the Amended and Restated Indenture, dated as of September 1, 1993.

4.5(a) Indenture dated as of August 15, 1982, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.5(b) First Supplemental Indenture, dated as of May 5, 1986, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(c) Second Supplemental Indenture, dated as of February 27, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(d) Third Supplemental Indenture, dated as of January 30, 1997, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.5(e) Fourth Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of August 15, 1982.

4.6(a) Indenture dated as of December 1, 1986, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.6(b) First Supplemental Indenture, dated as of May 12, 1992, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986.

4.6(c) Second Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of December 1, 1986.

4.7(a) Indenture dated as of March 1, 1993, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Trustee.

4.7(b) First Supplemental Indenture, dated as of December 29, 2000, among J.P. Morgan & Co. Incorporated, The Chase Manhattan Corporation, and U.S. Bank Trust National Association, as Trustee, to the Indenture, dated as of March 1, 1993.

4.8(a) Junior Subordinated Indenture, dated as of December 1, 1996, between The Chase Manhattan Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-3 (File No. 333-19719) of The Chase Manhattan Corporation).

4.8(b) Guarantee Agreement, dated as of January 24, 1997, between The Chase Manhattan Corporation and The Bank of New York, as Trustee, with respect to the Global Floating Rate Capital Securities, Series B, of Chase Capital II (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.8(c) Amended and Restated Trust Agreement, dated as of January 24, 1997, among The Chase Manhattan Corporation, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, with respect to Chase Capital II (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

4.9(a) Junior Subordinated Indenture, dated as of November 1, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Debenture Trustee (incorporated by reference to Exhibit 4(a)(1) to the Registration Statement on Form S-3 (File No. 333-15079) of J.P. Morgan & Co. Incorporated, File No. 1-5885).

4.9(b) Guarantee Agreement, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Guarantee Trustee, with respect to the Capital Securities of JPM Capital Trust I.

4.9(c) Amended and Restated Declaration of Trust, dated as of December 4, 1996, between J.P. Morgan & Co. Incorporated and U.S. Bank Trust National Association, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein, with respect to JPM Capital Trust I.

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

10.3 Deferred Compensation Program of The Chase Manhattan Corporation and Participating Companies, effective as of January 1, 1996.

10.4 Amended and Restated 1996 Long-Term Incentive Plan of The Chase Manhattan Corporation (incorporated by reference to Schedule 14A, filed on April 5, 2000, of The Chase Manhattan Corporation, File No. 1-5805).

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

10.11 Key Executive Performance Plan of The Chase Manhattan Corporation, as amended and restated January 1, 1999 (incorporated by reference to Schedule 14A, filed on March 25, 1999, of The Chase Manhattan Corporation, File No. 1-5805).

10.12 Forms of severance agreements as entered into by The Chase Manhattan Corporation and certain of its executive officers (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, dated December 31, 1997, of The Chase Manhattan Corporation, File No. 1-5805).

10.13    Permanent Life Insurance Options Plan (incorporated by reference to
         Exhibit 10.11 to the Annual Report on Form 10-K, dated December 31, 1992, of Chemical Banking Corporation, File No. 1-5805).

10.14 Excess Retirement Plan of The Chase Manhattan Bank and Participating Companies, restated effective January 1, 1997.

10.15    1992 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10a to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.16 Director Stock Plan, as amended (incorporated by reference to Exhibit 10b to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.17 Deferred Compensation Plan for Directors' Fees, as amended (incorporated by reference to Exhibit 10c to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-5885).

10.18    1989 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10d to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.19    1987 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10e to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-5885).

10.20 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10f to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-5885).

10.21 Stock Option Award (incorporated by reference to Exhibit 10h to J.P. Morgan & Co. Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-5885).

10.22    1995 Stock Incentive Plan, as amended (incorporated by reference to
         Exhibit 10i to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-5885).

10.23    1995 Executive Officer Performance Plan (incorporated by reference to
         Exhibit 10j to J.P. Morgan & Co. Incorporated's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-5885).

10.24 1998 Performance Plan (incorporated by reference to Exhibit 10 to J.P. Morgan & Co. Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-5885).

10.25 Executive Retirement Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

10.26 Benefit Equalization Plan of The Chase Manhattan Corporation and Certain Subsidiaries.

11.1     Computation of earnings per common share.

12.1     Computation of ratio of earnings to fixed charges.

12.2 Computation of ratio of earnings to fixed charges and preferred stock dividend requirements.

21.1     List of Subsidiaries of J.P. Morgan Chase & Co.

22.1 Annual Report on Form 11-K of the 401(k) Savings Plan of The Chase Manhattan Bank (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

22.2 Annual Report on Form 11-K of the Deferred Profit Sharing Plan of the Morgan Guaranty Trust Company of New York and Affiliated Companies for United States Employees (to be filed by amendment pursuant to Rule 15d-21 under the Securities Exchange Act of 1934).

23.1     Consent of Independent Accountants.