Form 10-Q
period 2001-03-31
J P MORGAN CHASE & CO
filed 2001-05-15
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001               COMMISSION FILE NUMBER 1-5805



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

                                                          YES   X      NO
                                                             -------      ------

COMMON STOCK, $1 PAR VALUE                                         1,985,208,610

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON APRIL 30, 2001.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                            Page
------------------------------                                                            ----
Item 1
Financial Statements - J.P. Morgan Chase & Co.:

                 Consolidated Statement of Income for three months ended
                 March 31, 2001 and March 31, 2000                                           3

                 Consolidated Balance Sheet at March 31, 2001 and
                 December 31, 2000                                                           4

                 Consolidated Statement of Changes in Stockholders' Equity for
                 the three months ended March 31, 2001 and March 31, 2000                    5

                 Consolidated Statement of Cash Flows for the three months
                 ended March 31, 2001 and March 31, 2000                                     6

                 Notes to Consolidated Financial Statements                               7-14


Item 2           Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                   15-46

                 Glossary of Terms                                                          47

Item 3           Quantitative and Qualitative Disclosures About Market Risk                 48

PART II - OTHER INFORMATION
---------------------------

Item 1           Legal Proceedings                                                       48-49

Item 2           Sales of Unregistered Common Stock                                         49

Item 6           Exhibits and Reports on Form 8-K                                           49



The Management's Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.'s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause J.P. Morgan Chase & Co.'s results to differ materially from those described in the forward-looking statements can be found in the 2000 Annual Report on Form 10-K of J.P. Morgan Chase & Co. filed with the Securities and Exchange Commission.

Part I
Item 1


                             J.P. MORGAN CHASE & CO.
                        CONSOLIDATED STATEMENT OF INCOME

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              FIRST QUARTER
                                                         -----------------------
                                                            2001           2000
--------------------------------------------------------------------------------
REVENUE
Investment Banking Fees                                  $   941        $ 1,191
Trading Revenue                                            2,001          1,971
Fees and Commissions                                       2,065          2,197
Private Equity - Realized Gains                              412            392
Private Equity - Unrealized Gains (Losses)                  (285)           282
Securities Gains (Losses)                                    455             (3)
Other Revenue                                                246            325
--------------------------------------------------------------------------------
Total Noninterest Revenue                                  5,835          6,355
--------------------------------------------------------------------------------
Interest Income                                            9,180          8,440
Interest Expense                                           6,762          6,026
--------------------------------------------------------------------------------
Net Interest Income                                        2,418          2,414
--------------------------------------------------------------------------------
Revenue before Provision for Loan Losses                   8,253          8,769
Provision for Loan Losses                                    447            342
--------------------------------------------------------------------------------
Total Net Revenue                                          7,806          8,427
--------------------------------------------------------------------------------
EXPENSE
Compensation Expense                                       3,357          3,340
Occupancy Expense                                            348            308
Technology and Communications                                654            580
Merger and Restructuring Costs                               328             --
Amortization of Intangibles                                  177             93
Other Expense                                              1,062          1,032
--------------------------------------------------------------------------------
Total Noninterest Expense                                  5,926          5,353
--------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE AND EFFECT
   OF ACCOUNTING CHANGE                                    1,880          3,074
Income Tax Expense                                           656          1,086
--------------------------------------------------------------------------------
INCOME BEFORE EFFECT OF ACCOUNTING CHANGE                $ 1,224        $ 1,988
Net Effect of Change in Accounting Principle                 (25)            --
--------------------------------------------------------------------------------
NET INCOME                                               $ 1,199        $ 1,988
--------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                    $ 1,178        $ 1,963
--------------------------------------------------------------------------------
NET INCOME PER SHARE (a)
Basic                                                    $  0.60        $  1.06
Diluted                                                  $  0.58        $  1.01
--------------------------------------------------------------------------------


(a) Basic and diluted earnings per share have been reduced by $(0.01) in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the Accounting for Derivative Instruments and Hedging Activities.




  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

Part I
Item 1 (continued)


                             J.P. MORGAN CHASE & CO.
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                   MARCH 31,          December 31,
                                                                                                       2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                                        $     22,371           $    23,972
Deposits with Banks                                                                                   7,979                 8,333
Federal Funds Sold and Securities Purchased under Resale Agreements                                  71,147                69,474
Securities Borrowed                                                                                  37,264                32,371
Trading Assets:    Debt and Equity Instruments                                                      138,270               139,249
                   Derivative Receivables                                                            78,907                76,373
Securities:
  Available-for-Sale                                                                                 69,166                73,106
  Held-to-Maturity (Fair Value: $575 at March 31, 2001
        and $593 at December 31, 2000)                                                                  565                   589
Loans (Net of Allowance for Loan Losses of $3,672 at March 31, 2001
        and $3,665 at December 31, 2000)                                                            213,116               212,385
Goodwill and Other Intangibles                                                                       15,351                15,833
Private Equity Investments                                                                           10,877                11,428
Accrued Interest and Accounts Receivable                                                             15,352                20,618
Premises and Equipment                                                                                7,085                 7,087
Other Assets                                                                                         26,174                24,530
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $    713,624           $   715,348
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Noninterest-Bearing                                                                         $     59,686           $    62,713
   Interest-Bearing                                                                                 212,886               216,652
                                                                                               ------------           -----------
   Total Deposits                                                                                   272,572               279,365
Federal Funds Purchased and Securities Sold under Repurchase Agreements                             145,703               131,738
Commercial Paper                                                                                     16,281                24,851
Other Borrowed Funds                                                                                 28,716                19,840
Trading Liabilities:  Debt and Equity Instruments                                                    52,501                52,157
                      Derivative Payables                                                            73,312                76,517
Accounts Payable, Accrued Expenses and Other Liabilities (including the
   Allowance for Credit Losses of $283 at March 31, 2001 and
   December 31, 2000)                                                                                33,575                40,754
Long-Term Debt                                                                                       42,609                43,299
Guaranteed Preferred Beneficial Interests in the Firm's
    Junior Subordinated Deferrable Interest Debentures                                                4,439                 3,939
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   669,708               672,460
------------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY                                                                           550                   550
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                                       1,362                 1,520
Common Stock (Authorized 4,500,000,000 Shares, Issued 1,984,652,408
   Shares at March 31, 2001 and 1,940,109,081 Shares at December 31, 2000)                            1,984                 1,940
Capital Surplus                                                                                      11,663                11,598
Retained Earnings                                                                                    28,592                28,096
Accumulated Other Comprehensive Income (Loss)                                                          (214)                 (241)
Treasury Stock, at Cost (416,771 Shares at March 31, 2001
   and 11,618,856 Shares at December 31, 2000)                                                          (21)                 (575)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           43,366                42,338
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
   AND STOCKHOLDERS' EQUITY                                                                    $    713,624           $   715,348
------------------------------------------------------------------------------------------------------------------------------------



  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

Part I
Item 1 (continued)


                             J.P. MORGAN CHASE & CO.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (IN MILLIONS)

THREE MONTHS ENDED MARCH 31,                                             2001           2000
---------------------------------------------------------------------------------------------
PREFERRED STOCK

Balance at Beginning of Year                                         $  1,520       $  1,622
Redemption of Stock                                                      (158)            --
---------------------------------------------------------------------------------------------
Balance at End of Period                                                1,362          1,622
---------------------------------------------------------------------------------------------
COMMON STOCK
Balance at Beginning of Year                                            1,940          1,625
Issuance of Common Stock                                                   42             --
Issuance of Common Stock for (Purchase Accounting) Acquisitions             2             --
---------------------------------------------------------------------------------------------
Balance at End of Period                                                1,984          1,625
---------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance at Beginning of Year                                           11,598         12,724
Issuance of Common Stock for (Purchase Accounting) Acquisitions            79             --
Shares Issued and Commitments to Issue Common Stock for
   Employee Stock-Based Awards and Related Tax Effects                    (14)          (444)
---------------------------------------------------------------------------------------------
Balance at End of Period                                               11,663         12,280
---------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at Beginning of Year                                           28,096         28,455
Net Income                                                              1,199          1,988
Cash Dividends Declared:
     Preferred Stock                                                      (21)           (25)
     Common Stock ($0.34 and $0.32 per share)                            (682)          (570)
---------------------------------------------------------------------------------------------
Balance at End of Period                                               28,592         29,848
---------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                             (241)        (1,428)
Other Comprehensive Income                                                 27            162
---------------------------------------------------------------------------------------------
Balance at End of Period                                                 (214)        (1,266)
---------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at Beginning of Year                                             (575)        (7,942)
Purchase of Treasury Stock                                                 --         (1,673)
Reissuance of Treasury Stock                                              554          1,102
---------------------------------------------------------------------------------------------
Balance at End of Period                                                  (21)        (8,513)
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           $ 43,366       $ 35,596
---------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME
Net Income                                                           $  1,199       $  1,988
Other Comprehensive Income                                                 27            162
---------------------------------------------------------------------------------------------
Comprehensive Income                                                 $  1,226       $  2,150
---------------------------------------------------------------------------------------------




  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

Part I
Item 1 (continued)


                             J.P. MORGAN CHASE & CO.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

THREE MONTHS ENDED MARCH 31,                                                                     2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                              $       1,199                $      1,988
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
  Operating Activities:
     Provision for Loan Losses                                                                    447                         342
     Merger and Restructuring Costs                                                               328                          --
     Depreciation and Amortization                                                                730                         393
     Net Change in:
       Trading-Related Assets                                                                  (1,555)                    (21,978)
       Securities Borrowed                                                                     (4,893)                      1,026
       Accrued Interest and Accounts Receivable                                                 5,266                       3,275
       Other Assets                                                                            (2,157)                     (3,999)
       Trading-Related Liabilities                                                             (3,063)                      6,742
       Accounts Payable, Accrued Expenses and Other Liabilities                                (7,719)                      1,194
       Other, Net                                                                               1,001                        (866)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                         (10,416)                    (11,883)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net Change in:
     Deposits with Banks                                                                          354                      22,227
     Federal Funds Sold and Securities Purchased under Resale Agreements                       (1,673)                    (15,930)
     Loans Due to Sales and Securitizations                                                     9,942                       6,005
     Other Loans, Net                                                                          (9,777)                     (5,913)
     Other, Net                                                                                 1,358                      (1,559)
Held-to-Maturity Securities:        Proceeds                                                       24                         122
                                    Purchases                                                      --                         (55)
Available-for-Sale Securities:      Proceeds from Maturities                                    2,135                       3,769
                                    Proceeds from Sales                                        46,843                      21,462
                                    Purchases                                                 (45,869)                    (21,636)
Cash Used in Acquisitions                                                                      (1,677)                         --
Proceeds from Divestitures of Nonstrategic Businesses and Assets                                   47                          --
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                                       1,707                       8,492
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net Change in:
     Domestic Deposits                                                                           (900)                        826
     Foreign Deposits                                                                          (5,893)                    (28,925)
     Federal Funds Purchased and Securities Sold under
       Repurchase Agreements                                                                   13,965                      34,001
     Commercial Paper and Other Borrowed Funds                                                    306                      (5,281)
     Other, Net                                                                                   114                         (52)
Proceeds from the Issuance of Long-Term Debt and Capital Securities                             4,983                       5,514
Repayments of Long-Term Debt                                                                   (5,287)                     (1,380)
Proceeds from the Issuance of Stock and Stock-Related Awards                                      582                         375
Redemption of Preferred Stock                                                                    (158)                         --
Treasury Stock Purchased                                                                           --                      (1,673)
Cash Dividends Paid                                                                              (631)                       (530)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                       7,081                       2,875
------------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                                         27                         (17)
Net Decrease in Cash and Due from Banks                                                        (1,601)                       (533)
Cash and Due from Banks at December 31, 2000 and 1999                                          23,972                      18,692
------------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at March 31, 2001 and 2000                                      $      22,371                $     18,159
Cash Interest Paid                                                                      $       7,286                $      5,606
Taxes Paid                                                                              $         438                $        636
------------------------------------------------------------------------------------------------------------------------------------


  The Notes to Consolidated Financial Statements are an integral part of these
                                  Statements.

Part I
Item 1 (continued)


See Glossary of Terms on page 47 for definition of terms used throughout the Notes to Consolidated Financial Statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGER WITH J.P. MORGAN & CO. INCORPORATED

On December 31, 2000, J.P. Morgan & Co. Incorporated ("J.P. Morgan") merged with and into The Chase Manhattan Corporation ("Chase"). Upon consummation of the merger, Chase changed its name to J.P. Morgan Chase & Co. ("JPMorgan Chase", "JPMC" or "the Firm"). The merger was accounted for as a pooling of interests and, accordingly, the information included in the financial statements and consolidated notes of JPMorgan Chase reflects the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain amounts have been reclassified to conform to the current presentation.

NOTE 2 - BASIS OF PRESENTATION

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and disclosure of contingent assets and liabilities. In the opinion of management, all necessary adjustments have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase's 2000 Annual Report on Form 10-K ("2000 Annual Report"), with the exception of Note 3 below, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, JPMorgan Chase adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized in earnings.

The majority of JPMorgan Chase's derivatives are entered into for trading purposes and were not impacted by the adoption of SFAS 133. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For further discussion of the Firm's use of derivative instruments, see Note 25 and page 50 of the JPMorgan Chase 2000 Annual Report.

The adoption of SFAS 133 resulted in an after-tax reduction to net income of $25 million and an after-tax reduction to other comprehensive income of $36 million. The impact of reclassifying certain SFAS 115 securities from available-for-sale to trading was not material at the adoption date.

Due to SFAS 133, JPMorgan Chase changed certain hedging strategies and elected not to designate some derivatives utilized to manage economic exposure as accounting hedges. In particular, the mortgage business began using available-for-sale ("AFS") securities as economic hedges of mortgage servicing rights, with gains on sales of the securities, which are recorded in securities gains (losses), offsetting impairment losses on the mortgage servicing rights, which are recorded in fees and commissions. Certain interest rate derivatives are recorded in trading revenue due to operational and cost constraints of applying hedge accounting. Changes in value of credit derivatives used to manage the Firm's credit risk are recorded in trading revenue because of the difficulties in designating such contracts as hedges of loans and commitments. Because of hedge ineffectiveness and management's decision no longer to apply hedge accounting but to continue to enter into economic hedges to support certain business strategies, adoption of SFAS 133, in the future, may cause volatility in quarterly earnings and equity.

Part I
Item 1 (continued)


JPMorgan Chase's fair value hedges primarily include hedges of fixed rate long-term debt, loans, available-for-sale securities and mortgage servicing rights. Interest rate swaps are the most common type of derivative contract used to modify exposure to interest rate risk by converting fixed rate assets and liabilities to a floating rate. During the quarter ended March 31, 2001, JPMorgan Chase recognized a net gain of $6 million related to the ineffective portion of its hedging instruments and the portion of hedging instruments excluded from the assessment of hedge effectiveness. All amounts have been included in earnings consistent with the hedged transaction, primarily net interest income, fees and commissions and other revenue. JPMorgan Chase did not recognize any gains or losses during the first quarter of 2001 on firm commitments that no longer qualify as fair value hedges.

JPMorgan Chase enters into derivative contracts to hedge exposure to variability in cash flows for floating rate financial instruments and forecasted transactions, which primarily include the rollover of short-term assets and liabilities, loan sales and anticipated securities transactions. Interest rate swaps, futures and options are the most common instruments used to reduce the impact of interest rate changes on future earnings. During the quarter ended March 31, 2001, JPMorgan Chase recognized a net loss of $4 million related to the ineffective portion of its hedging instruments and the portion of the hedging instrument excluded from the assessment of hedge effectiveness. All amounts have been included in earnings consistent with the hedged transaction, primarily net interest income. The Firm recognized gains of $40 million in net interest income during the quarter ended March 31, 2001 for cash flow hedges of AFS security purchases that were discontinued because the forecasted transaction did not occur. Over the next 12 months, JPMorgan Chase expects to reclassify approximately $41 million (after-tax) of net losses on derivative instruments from accumulated other comprehensive income to earnings, primarily to offset variable interest on floating-rate instruments, forecasted rollovers of short-term transactions and proceeds from anticipated loan sales. The net derivative amounts included in other comprehensive income as of March 31, 2001 are expected to be reclassified into earnings through 2011.

JPMorgan Chase uses forward foreign exchange contracts and foreign currency denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in foreign currencies. The portion of the hedging instruments excluded from the assessment of hedge effectiveness (forward points) is recorded in net interest income. During the quarter ended March 31, 2001, the Firm recognized $17 million of net losses related to the forward foreign exchange contracts.

NOTE 4 - MERGER AND RESTRUCTURING COSTS

The following table shows the activity in the merger liability in the 2001 first quarter:

(dollars in millions)
MERGER LIABILITY                                                                        2001
                                                                                 -----------
Liability Balance at December 31, 2000                                           $       917
Liability Utilized in First Quarter 2001                                                (162)
                                                                                 -----------
Liability Balance at March 31                                                    $       755
                                                                                 ===========

Employee Reductions as a result of the Merger (includes attrition)
  during First Quarter 2001                                                            2,868
Cumulative Employee Reductions as a result of the Merger                               3,023



Additionally, during the first quarter of 2001, the Firm incurred $328 million of costs relating to previously announced actions ($274 million) and relocation and other business initiatives ($54 million). Under current accounting pronouncements, these costs (primarily system integration costs, facilities costs and retention payments) are not recognized until incurred. For a discussion of JPMorgan Chase's merger and restructuring costs, refer to Note 7 and page 42 of JPMorgan Chase's 2000 Annual Report.

Part I
Item 1 (continued)


NOTE 5 - TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies relating to trading assets and liabilities, see Note 1 of JPMorgan Chase's 2000 Annual Report.

The following presents trading assets and trading liabilities for the dates indicated.



(in millions)                                                MARCH 31,      December 31,
                                                                 2001              2000
                                                             --------       -----------
TRADING ASSETS
Debt and Equity Instruments:
    U.S. Government, Federal Agencies and
      Municipal Securities                                   $ 49,713          $ 43,251
    Certificates of Deposit, Bankers' Acceptances
      and Commercial Paper                                      6,445             7,258
    Debt Securities Issued by Foreign Governments              43,777            41,631
    Corporate Securities and Other                             38,335            47,109
                                                             --------          --------
Total Trading Assets - Debt and Equity Instruments           $138,270          $139,249
                                                             ========          ========

Derivative Receivables:
    Interest Rate Contracts                                  $ 34,948          $ 41,124
    Foreign Exchange Contracts                                 17,304            15,484
    Debt, Equity, Commodity and Other Contracts                26,655            19,765
                                                             --------          --------
Total Trading Assets - Derivative Receivables                $ 78,907          $ 76,373
                                                             ========          ========

TRADING LIABILITIES
Debt and Equity Instruments:
    Securities Sold, Not Yet Purchased                       $ 52,100          $ 51,762
    Structured Notes                                              401               395
                                                             --------          --------
Total Trading Liabilities - Debt and Equity Instruments      $ 52,501          $ 52,157
                                                             ========          ========

Derivative Payables:
    Interest Rate Contracts                                  $ 30,484          $ 27,968
    Foreign Exchange Contracts                                 16,445            17,759
    Debt, Equity, Commodity and Other Contracts                26,383            30,790
                                                             --------          --------
Total Trading Liabilities - Derivative Payables              $ 73,312          $ 76,517
                                                             ========          ========


In accordance with SFAS 140, debt and equity instruments pledged as collateral that can be sold or repledged by the secured party amounted to $53.6 billion at March 31, 2001 and December 31, 2000.

Part I
Item 1 (continued)

NOTE 6 - SECURITIES

For a discussion of the accounting policies relating to securities, see Note 1 of JPMorgan Chase's 2000 Annual Report.

The following table presents realized gains and losses from available-for-sale securities.

(in millions)                                                FIRST QUARTER
                                                        ------------------------
                                                         2001              2000
                                                        -----             -----
Realized Gains                                          $ 651             $ 109
Realized Losses                                          (196)             (112)
                                                        -----             -----
Net Realized Gains (Losses)                             $ 455             $  (3)
                                                        =====             =====


The amortized cost and estimated fair value of securities were as follows for the dates indicated:


(in millions)                                                        MARCH 31, 2001                      December 31, 2000
                                                            ---------------------------------      -----------------------------
                                                             AMORTIZED               FAIR           Amortized           Fair
AVAILABLE-FOR-SALE SECURITIES                                  COST                  VALUE             Cost             Value
                                                            -----------           -----------      -----------       -----------
U.S. Government and Federal
     Agency/Corporation Obligations:
        Mortgage-Backed Securities                          $    37,351           $    36,976      $    38,107       $    37,168
        Collateralized Mortgage Obligations                       4,103                 4,104            5,130             5,215
        U.S. Treasuries                                          13,650                13,668           16,250            16,294
Obligations of State and Political Subdivisions                   1,279                 1,357              896               967
Debt Securities Issued by Foreign Governments                    10,810                10,851           10,749            10,800
Corporate Debt Securities                                           828                   823            1,080             1,072
Equity Securities                                                   970                   979            1,111             1,323
Other (a)                                                           366                   408              243               267
                                                            -----------           -----------      -----------       -----------
        Total Available-for-Sale Securities                 $    69,357           $    69,166      $    73,566       $    73,106
                                                            ===========           ===========      ===========       ===========
HELD-TO-MATURITY SECURITIES (b)                             $       565           $       575      $       589       $       593
                                                            ===========           ===========      ===========       ===========


(a) Includes collateralized mortgage obligations ("CMO") of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.

(b)      Primarily mortgage-backed securities.


In accordance with SFAS 140, AFS securities pledged as collateral that can be sold or repledged by the secured party amounted to $29.9 billion and $28.7 billion at March 31, 2001 and December 31, 2000, respectively.

NOTE 7 - MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in residential mortgage servicing rights ("MSRs"):

(in millions)                                                                FIRST QUARTER
                                                                  -----------------------------------
                                                                        2001                     2000
                                                                  ----------                ---------
Balance at Beginning of Period                                    $    6,362                $   5,187
Originations and Purchases of MSRs                                       853                      562
Sales                                                                    (75)                    (159)
Pre-SFAS 133 Hedging Activities                                           --                       85
Amortization of MSRs                                                    (248)                    (156)
SFAS 133 Hedge Valuation Adjustments                                    (495)                      --
Change in Valuation Allowance                                           (335)                      --
                                                                  ----------                ---------
Balance at March 31,                                              $    6,062                $   5,519
                                                                  ==========                =========
Estimated Fair Value at March 31,                                 $    6,100
                                                                  ==========


WEIGHTED-AVERAGE PREPAYMENT SPEED ASSUMPTION                           13.10% CPR
WEIGHTED-AVERAGE DISCOUNT RATE                                         10.78%


CPR - Constant Prepayment Rate

Part I
Item 1 (continued)


Various interest rate derivatives are designated as fair value hedges of residential mortgage servicing rights. SFAS 133 hedge valuation adjustments are adjustments to the carrying value of the MSRs. For the quarter ended March 31, 2001, the SFAS 133 hedge valuation adjustments of $495 million, which includes the impact of adopting SFAS 133, were substantially offset by derivative gains of $479 million. In addition, certain AFS securities are used as economic hedges of the MSRs with gains on sales of the securities offsetting impairment losses on the MSRs. During the first quarter, the $335 million change in valuation allowance was substantially offset by $315 million of realized AFS security gains.

NOTE 8 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At March 31, 2001, 11 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $4,439 million in capital securities, net of discount. For a discussion of the business trusts, see page 78 of JPMorgan Chase's 2000 Annual Report. During the 2001 first quarter, JPMorgan Chase Capital IX Trust issued $500 million of capital securities having a stated maturity of February 15, 2031 and bearing an interest rate of 7.50%, payable quarterly commencing on April 30, 2001. There were no other issuances or redemptions of capital securities during the first quarter 2001.

NOTE 9 - EARNINGS PER SHARE

For a discussion of JPMorgan Chase's earnings per share ("EPS"), see Note 17 of the 2000 Annual Report. For the calculation of basic and diluted EPS for the first quarter ended March 31, 2001 and 2000, see Exhibit 11 on page 52.

Part I
Item 1 (continued)

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

THREE MONTHS ENDED MARCH 31,
(in millions)
                                                                                2001
                                      ----------------------------------------------------------------------------------------
                                                                                                                  ACCUMULATED
                                                                                              CASH                   OTHER
                                        UNREALIZED                TRANSLATION                 FLOW               COMPREHENSIVE
                                       GAINS(LOSSES)              ADJUSTMENTS                HEDGES                 INCOME
                                       -------------              -----------                ------                 ------
Beginning Balance                     $      (244)               $        3              $       --                $   (241)
Change during Period                          155                         4 (b)                (132) (d)                 27
                                      -----------                ----------              ----------                --------
Ending Balance                        $       (89)(a)            $        7 (c)          $     (132)               $   (214)
                                      ===========                ==========              ==========                ========

                                                                                2000
                                      ----------------------------------------------------------------------------------------
                                                                                                                  Accumulated
                                                                                              Cash                   Other
                                        Unrealized                Translation                 Flow               Comprehensive
                                       Gains(Losses)              Adjustments                Hedges                 Income
Beginning Balance                     $    (1,427)               $       (1)             $      N/A                $ (1,428)
Change during Period                          160                         2                     N/A                     162
                                      -----------                ----------              ----------                --------
Ending Balance                        $    (1,267)(a)            $        1 (c)          $      N/A                $ (1,266)
                                      ===========                ==========              ==========                ========

(a) Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.

(b) Includes $244 million of after-tax losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $248 million of after-tax gains on hedges.

(c) Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(d) Includes $13 million of after-tax losses reclassified to income and $145 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income.

N/A      - Not Applicable.

NOTE 11 - CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 23 of JPMorgan Chase's 2000 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At March 31, 2001, the Firm and each of its depository institutions, including those listed in the table below, were "well-capitalized" as defined by banking regulators.

                                                                                SIGNIFICANT BANKING SUBSIDIARIES
                                                                  -----------------------------------------------------------
MARCH 31, 2001                                                       THE CHASE                 MORGAN
(in millions, except ratios)         JPMORGAN CHASE (a)           MANHATTAN BANK         GUARANTY TRUST CO.         CHASE USA
                                     --------------               --------------         ------------------         ---------
Tier 1 Capital                         $       39,303             $       21,233            $    10,869            $    3,186
Total Capital                                  55,447                     29,063                 13,351                 4,950
Risk-Weighted Assets (b)                      450,552                    270,413                117,466                42,365
Adjusted Average Assets                       721,986                    390,653                177,420                41,793

Tier 1 Capital Ratio                             8.72%                      7.85%                  9.25%                 7.52%
Total Capital Ratio                             12.31%                     10.75%                 11.37%                11.68%
Tier 1 Leverage Ratio                            5.44%                      5.44%                  6.13%                 7.62%

(a) Assets and capital amounts for JPMorgan Chase's banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b) Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $152,152 million, $88,170 million, $56,524 million and $2,830 million, respectively.

Part I
Item 1 (continued)


NOTE 12 - INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense.


(in millions)                                                                  FIRST QUARTER
                                                                  ---------------------------------------
INTEREST INCOME                                                         2001                         2000
---------------                                                   ----------                   ----------
Loans                                                             $    4,468                   $    3,941
Securities                                                             1,053                        1,152
Trading Assets                                                         1,831                        1,517
Federal Funds Sold and Securities
   Purchased under Resale Agreements                                   1,196                        1,090
Securities Borrowed                                                      493                          528
Deposits with Banks                                                      139                          212
                                                                  ----------                   ----------
TOTAL INTEREST INCOME                                                  9,180                        8,440

INTEREST EXPENSE
----------------
Deposits                                                               2,636                        2,507
Short-Term and Other Liabilities                                       3,382                        2,784
Long-Term Debt                                                           744                          735
                                                                  ----------                   ----------
TOTAL INTEREST EXPENSE                                                 6,762                        6,026
                                                                  ----------                   ----------
NET INTEREST INCOME                                                    2,418                        2,414
Provision for Loan Losses                                                447                          342
                                                                  ----------                   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                      $    1,971                   $    2,072
                                                                  ==========                   ==========


NOTE 13 - COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of JPMorgan Chase's fair value methodologies, see Note 28 of JPMorgan Chase's 2000 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.



                                                   MARCH 31, 2001                                 December 31, 2000
                                    ---------------------------------------------     -----------------------------------------
                                    CARRYING       ESTIMATED       APPRECIATION/       Carrying     Estimated    Appreciation/
(in billions)                         VALUE        FAIR VALUE      (DEPRECIATION)        Value      Fair Value   (Depreciation)
Total Financial Assets              $   682.9     $     686.4        $    3.5         $    691.0    $    693.1      $   2.1
                                    =========     ===========                         ==========    ==========
Total Financial Liabilities         $   669.1     $     670.3            (1.2)        $    670.3    $    670.3           --
                                    =========     ===========        --------         ==========    ==========      -------
Estimated Fair Value in Excess
   of Carrying Value                                                 $    2.3                                       $   2.1
                                                                     ========                                       =======

Part I
Item 1 (continued)

NOTE 15 - SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: Investment Bank, Investment Management & Private Banking, Treasury & Securities Services, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm's management. For a further discussion concerning JPMorgan Chase's business segments, see Lines of Business Results in the Management's Discussion and Analysis ("MD&A") section of this Form 10-Q on pages 18 through 25.

JPMorgan Chase uses Shareholder Value Added ("SVA"), Operating Earnings and Cash Operating Earnings as its principal measures of franchise profitability. The Firm implemented an integrated cost of capital during the first quarter of 2001. A 12% cost of capital has been used for all businesses except JPMorgan Partners, which has a 15% cost of capital. All prior periods have been restated. See Management Performance Measurements in the MD&A on page 25 and Note 29 of JPMorgan Chase's 2000 Annual Report for a further discussion of performance measurements and policies for cost allocation. The following table provides the Firm's segment results.

                                                INVESTMENT                                   RETAIL &
                                                MANAGEMENT     TREASURY &                  MIDDLE MARKET    CORPORATE/
                                INVESTMENT      & PRIVATE      SECURITIES    JPMORGAN        FINANCIAL     RECONCILING
(in millions)                      BANK          BANKING        SERVICES     PARTNERS        SERVICES       ITEMS (a)        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
FIRST QUARTER 2001
------------------
Operating Revenue (b)           $   4,466       $    807        $   907      $     57        $  2,565       $   (308)      $  8,494
Intersegment Revenue (b)              (57)            27             38            23               7            (38)            --
Operating Earnings (e)              1,021             32            159           (27)            409           (158)         1,436
Cash Operating Earnings (c)(e)      1,060            102            177           (22)            443           (147)         1,613
Average Managed Assets (d)        514,153         35,213         17,276        13,167         157,275         10,593        747,677
SVA                                   475            (81)            91          (275)            197            (37)           370
Cash Return on Common
  Equity (f)                         21.9%           6.6%          24.9%           NM            21.8%            NM           15.6%

                                ----------------------------------------------------------------------------------------------------

FIRST QUARTER 2000
------------------
Operating Revenue (b)           $   4,482       $    806        $   867      $    601        $  2,400       $   (133)      $  9,023
Intersegment Revenue (b)             (109)            46             52            (1)              2             10             --
Operating Earnings                  1,162            139            141           307             310            (71)         1,988
Cash Operating Earnings (c)         1,179            150            157           309             347            (61)         2,081
Average Managed Assets (d)        462,382         25,718         16,121        13,118         141,298         11,189        669,826
SVA                                   676             75             68            35              92            121          1,067
Cash Return on Common
  Equity (f)                         28.5%          24.4%          21.3%         17.0%           16.4%            NM           24.9%
------------------------------------------------------------------------------------------------------------------------------------

(a) Corporate/Reconciling Items includes LabMorgan, Support Units, Corporate and the net effect of management accounting policies.

(b) Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c) Cash Operating Earnings exclude the impact of restructuring costs, special items, and amortization of goodwill and certain other intangibles.

(d)      Excludes the impact of credit card securitizations.

(e) Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank ($19) million, Retail & Middle Market Financial Services ($3) million and Corporate ($3) million after-tax.

(f)      Based on annualized amounts.

NM       - Not meaningful.

The table below presents a reconciliation of the combined segment information to the Firm's reported net income as included in the Consolidated Statement of Income.

                                                              FIRST QUARTER
                                                         ----------------------
                                                            2001           2000
                                                         -------        -------
SEGMENTS' CASH OPERATING EARNINGS                        $ 1,760        $ 2,142
Corporate/Reconciling Items                                 (147)           (61)
                                                         -------        -------
CONSOLIDATED CASH OPERATING EARNINGS                       1,613          2,081
Amortization of Intangibles                                 (177)           (93)
                                                         -------        -------
CONSOLIDATED OPERATING EARNINGS                            1,436          1,988
Special Items and Restructuring Costs                       (212)            --
Net Effect of Change in Accounting Principle                 (25)            --
                                                         -------        -------
CONSOLIDATED NET INCOME                                  $ 1,199        $ 1,988
                                                         =======        =======

Part I
Item 2



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Results for all periods give effect to the merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated on December 31, 2000.

                                                                                FIRST QUARTER
                                                        ------------------------------------------------------------
(in millions, except per share                                                                           Over(Under)
  and ratio data)                                           2001                   2000                   1Qtr 2000
                                                        -----------             ---------                ----------
REPORTED BASIS
Revenue                                                 $    8,253              $  8,769                     (6)%
Net Income                                                   1,199                 1,988                    (40)
Diluted Net Income per Share                                  0.58                  1.01                    (43)
Return on Average
   Common Equity ("ROCE")                                     11.6%                 23.8%                (1,220) bp
Tier 1 Capital Ratio                                           8.7                   8.5                     20
Total Capital Ratio                                           12.3                  12.2                     10
Tier 1 Leverage                                                5.4                   5.8                    (40)

--------------------------------------------------------------------------------------------------------------------

OPERATING BASIS (a)
(INCLUDING JPMORGAN PARTNERS)
Revenue                                                 $    8,494              $  9,023                     (6)%
Earnings                                                     1,436                 1,988                    (28)
Diluted Earnings per Share ("EPS")                            0.70                  1.01                    (31)
ROCE                                                          13.9%                 23.8%                  (990) bp

CASH OPERATING BASIS (b)
Earnings                                                $    1,613              $  2,081                    (22)%
Diluted Cash EPS                                              0.78                  1.06                    (26)
Cash ROCE                                                     15.6%                 24.9%                  (930) bp

OPERATING BASIS (a)
(EXCLUDING JPMORGAN PARTNERS)
Revenue                                                 $    8,437              $  8,422                     --
Cash Earnings                                                1,635                 1,772                     (8)%
Diluted Cash EPS                                              0.80                  0.90                    (11)
Cash ROCE                                                     19.0%                 27.2%                  (820) bp

--------------------------------------------------------------------------------------------------------------------



(a) Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle.

(b) Cash operating basis excludes the impact of the amortization of goodwill and certain other intangibles. For a further discussion, see Glossary of Terms on page 47.

bp       - Denotes basis points; 100 bp equals 1%.



FINANCIAL RESULTS: Reported net income was $1,199 million, or $0.58 per share, in the first quarter of 2001. This compares with $1,988 million, or $1.01 per share, in the first quarter of 2000.

In addition to disclosing its results on a reported basis, JPMorgan Chase reviews and discloses the financial performance of the Firm on an operating basis. In the view of JPMorgan Chase's management, "operating basis" excludes the impact of merger and restructuring costs, the effect of credit card securitizations, nonrecurring gains and losses and the net effect of changes in accounting principle. The following discussion in the Management's Discussion and Analysis ("MD&A") relates to the Firm's performance on an operating basis, unless otherwise noted. For a reconciliation between reported results and results on an operating basis, see page 26.

JPMorgan Chase's diluted operating earnings for the first quarter of 2001 were $0.70 per share, compared with $1.01 in the first quarter of 2000. Operating earnings were $1,436 million, compared with $1,988 million one year ago.

Part I
Item 2 (continued)


The impact from the amortization of intangibles was $0.08 per share in the first quarter of 2001 and $0.05 per share one year ago. The annualized cash operating return on common equity was 15.6% for the first quarter of 2001.

Management tracks the operating performance of JPMorgan Chase both including and excluding JPMorgan Partners' results. Over the past few years, volatile stock markets have yielded significant fluctuations in the market values of the securities held by JPMorgan Partners, resulting in unrealized valuation adjustments for a given period which have significantly affected, both favorably and unfavorably, the Firm's operating results.

OPERATING HIGHLIGHTS FOR THE FIRST QUARTER OF 2001:

JPMorgan Chase's diversified product capabilities enabled the Firm to gain market share during the competitive market environment of the first quarter of 2001. Disciplined expense management efforts are reflected in the overall decline in expenses during the first quarter of 2001.

         - The Investment Bank, Treasury & Securities Services and Retail & Middle Market Financial Services posted solid results in a weak environment, while JPMorgan Partners and Investment Management & Private Banking were adversely affected by the stock market decline.

         - Total operating expenses declined by 3% from the fourth quarter and by 5% from the first quarter of 2000 on a pro forma basis (pro forma results assume that the purchase of Flemings occurred at the beginning of 2000).

         - The Investment Bank continued to gain market share in global mergers and acquisitions ("M&A") advisory and high-grade bond and syndicated loan underwriting; however, there was a decline in market share in equity underwriting.

Nonperforming assets totaled $2.23 billion at March 31, 2001, compared with $1.92 billion and $1.84 billion at December 31, 2000 and March 31, 2000, respectively. The increase from December 31, 2000 primarily related to three domestic commercial loans. The allowance for loan losses as of March 31, 2001 was $3.67 billion, substantially unchanged from December 31, 2000. The reported provision for loan losses and net charge-offs in the first quarter of 2001 were each $447 million.

Total assets as of March 31, 2001 were $714 billion, compared with $715 billion as of December 31, 2000 and $676 billion at March 31, 2000. JPMorgan Chase's Tier One Capital ratio grew to 8.7% at March 31, 2001, compared with 8.5% at December 31, 2000.

JPMorgan Chase's first quarter 2001 special items were $212 million (after-tax) of merger and restructuring costs and the cumulative effect of a transition adjustment of negative $25 million (after-tax) related to the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities. There were no special items in the first quarter of 2000.

KEY BUSINESS SEGMENT HIGHLIGHTS FOR THE FIRST QUARTER OF 2001:

         - JPMORGAN PARTNERS ("JPMP") had private equity gains of $132 million in the first quarter. Realized gains of $412 million on sales of public and private investments were partially offset by net unrealized losses of $280 million. The unrealized losses represented both revaluation writedowns in the private portfolio and a net decline in the value of the public portfolio. Realized gains included write-offs in the private portfolio.

         - The INVESTMENT BANK'S operating revenues were $4.47 billion in the first quarter of 2001. Investment Banking fees totaled $939 million, and trading revenues increased 64% from the fourth quarter of 2000. JPMorgan Chase ranked No. 3 in global announced M&A transactions at the end of the first quarter of 2001, up from No. 6 in full-year 2000, and finished the first quarter ranked No. 2 in U.S. investment grade bond underwriting. The Firm, however, experienced a decline to No. 9 in its ranking in U.S. equity underwriting.

         - RETAIL & MIDDLE MARKET FINANCIAL SERVICES' operating revenues were $2.57 billion in the first quarter of 2001. The business experienced record origination volumes in mortgage and auto, a 24% increase in credit card earnings (compared with the first quarter of 2000) reflecting higher revenue from an increase in new accounts during the last three quarters, and deposit growth of 5% in both retail and middle market.

Part I
Item 2 (continued)


         - INVESTMENT MANAGEMENT & PRIVATE BANKING had operating revenues of $807 million and achieved net positive cash flows in the first quarter of 2001. However, market conditions led to a decline in assets under management from $685 billion at March 31, 2000, on a pro forma basis, to $608 billion at the end of the first quarter.

         - TREASURY & SECURITIES SERVICES' operating revenues in the first quarter of 2001 were $907 million, reflecting lower asset-based fees and declining short-term interest rates. Offsetting these pressures were new business generated and higher volumes in the Institutional Trust Services and Treasury Services businesses.

MERGER UPDATE:

         - The merger of Chase Securities Inc. and J.P. Morgan Securities, Inc. occurred on May 1, 2001. The merger of The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York currently is scheduled to occur in October 2001.

         - JPMC's management remains confident about merger progress to date. Merger integration is going well, and client receptivity to the Firm's expanded product capabilities has been encouraging. Because of the lead-time between mandate and transaction execution, this progress is only partially evidenced by the market share gains achieved by the Firm during the first quarter of 2001.

         - Because realization of revenue synergies from the merger was dependent upon more "normalized" markets, JPMC's management anticipates that revenue synergies from the merger for full year 2001 are likely to be lower than previously estimated if merger and acquisition and equity underwriting activity continue throughout the remainder of the year at the same levels as that for the 2001 first quarter.

Part I
Item 2 (continued)

LINES OF BUSINESS RESULTS

The table below provides summary financial information on a cash operating basis for the five major business segments. All periods below have been restated on a comparable basis to reflect the changes in capital allocation adopted in the first quarter of 2001; restatements may occur in future periods to reflect further alignment of management accounting policies.

The information that follows generally discusses the lines of business results comparing the first quarter of 2001 with the first quarter of 2000. However, as the Investment Bank's results for the first quarter of 2001 were significantly different from the fourth quarter of 2000, the discussion that follows provides comparative information from fourth quarter, as well as from 2000 first quarter, results.

During the first quarter of 2001, JPMorgan Chase adopted a new framework for capital allocation and for business performance measurement across the Firm. The SVA framework now utilizes a 12% cost of equity capital for each business, with the exception of JPMorgan Partners. This business is charged a 15% cost of equity capital, which is equivalent to a representative after-tax hurdle rate for private equity investments. Overall, the effective cost of equity capital used in the SVA framework for JPMorgan Chase is 12%. See Management Performance Measurements in the MD&A on page 25 and Note 29 of JPMorgan Chase's 2000 Annual Report for a further discussion of performance measurements and policies for cost allocation.

(in millions, except ratios)                     INVESTMENT BANK                         INVESTMENT MANAGEMENT & PRIVATE BANKING
                                 -----------------------------------------------     -----------------------------------------------
                                                                   Pro Forma (a)                                       Pro Forma (a)
                                                      1Q 2000         1Q 2000                            1Q 2000          1Q 2000
                                    1Q 2001           % Change       % Change          1Q 2001           % Change        % Change
                                 ---------------------------------------------------------------------------------------------------
Operating Revenue                $     4,466            -- %            (7)%         $      807             -- %           (23)%
Cash Expense                           2,663             5              (4)                 682             20              (6)
Cash Operating Earnings                1,060           (10)            (14)                 102            (32)            (51)
Average Common Equity                 19,451            18               4                6,082            150               1
Average Managed Assets (b)           514,153            11               8               35,213             37               2
Shareholder Value Added (c)              475           (30)            (29)                 (81)          (208)           (412)
Cash Return on Common Equity            21.9%         (660) bp        (430) bp              6.6%        (1,780) bp        (720) bp
Cash Overhead Ratio                       60           400             200                   85          1,500           1,600

                                                                         RETAIL & MIDDLE MARKET             OPERATING RESULTS
                                 TREASURY & SECURITIES SERVICES            FINANCIAL SERVICES               EXCLUDING JPMP (d)
                                 ------------------------------       ----------------------------      --------------------------
                                                      1Q 2000                             1Q 2000                           1Q 2000
                                    1Q 2001           % Change          1Q 2001           % Change       1Q 2001            % Change
                                 ---------------------------------------------------------------------------------------------------
Operating Revenue                $       907             5%           $     2,565            7%        $     8,437            -- %
Cash Expense                             630             1                  1,294           --               5,326             4
Cash Operating Earnings                  177            13                    443           28               1,635            (8)
Average Common Equity                  2,853            (2)                 8,158           (2)             34,508            33
Average Managed Assets (b)            17,276             7                157,275           11             734,510            12
Shareholder Value Added (c)               91            34                    197          114                 645           (37)
Cash Return on Common Equity            24.9%          360 bp                21.8%         540 bp             19.0%         (820) bp
Cash Overhead Ratio                       69          (300)                    50         (400)                 63           200

                                           JPMORGAN PARTNERS                                       TOTAL
                                   -------------------------------           -------------------------------------------------------
                                                                                                                   Pro Forma (a)
                                                           1Q 2000                                   1Q 2000          1Q 2000
                                    1Q 2001               % Change              1Q 2001             % Change         % Change
                                   -------------------------------------------------------------------------------------------------
Operating Revenue                  $      57                (91)%            $     8,494              (6)%            (12)%
Cash Expense                              95                (22)                   5,421               3               (5)
Cash Operating Earnings                  (22)              (107)                   1,613             (22)             (27)
Average Common Equity                  6,757                 (6)                  41,265              24                6
Average Managed Assets (b)            13,167                 --                  747,677               9                7
Shareholder Value Added (c)             (275)                NM                      370             (65)             (63)
Cash Return on Common Equity              NM                 NM                     15.6%           (930) bp         (680) bp
Cash Overhead Ratio                       NM                 NM                       64             600              400

(a) Pro forma results assume that the purchase of Robert Fleming Holdings Limited ("Flemings") occurred at the beginning of 2000.

(b)      Excludes the impact of credit card securitizations.

Part I
Item 2 (continued)


         (c) SVA is JPMorgan Chase's primary performance measure of its businesses. SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e. cash operating earnings), minus preferred dividends and an explicit charge for capital.

         (d) Column includes LabMorgan, Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.

         bp       - Denotes basis points; 100 bp equals 1%.

         NM       - Not meaningful.

Part I
Item 2 (continued)


INVESTMENT BANK

For a discussion of the business profile of the Investment Bank, see pages 28-29 of the JPMorgan Chase 2000 Annual Report. The following table sets forth selected financial data of the Investment Bank.


(in millions)
                                                                                            PRO FORMA (a)
                                                                        1Q 2000                1Q 2000
                                                  1Q 2001              % CHANGE               % CHANGE
                                                ----------             --------             -------------
Trading-Related Revenue                         $    2,085                (1)%                   (3)%
Investment Banking Fees                                939               (20)                   (24)
Net Interest Income                                    782                 8                      3
Fees and Commissions                                   457                21                    (13)
All Other Revenue                                      203               107                     41
                                                ----------
OPERATING REVENUE                                    4,466                --                     (7)
Compensation Expense                                 1,756                --                    (10)
Noncompensation Expense                                907                16                      8
                                                ----------
CASH EXPENSE                                         2,663                 5                     (4)
CASH OPERATING EARNINGS                         $    1,060               (10)                   (14)
                                                ==========



(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.




The Investment Bank's operating revenues were $4.47 billion in the first quarter of 2001, reflecting a 7% decline from the first quarter of 2000 pro forma for Flemings and a 21% increase from the fourth quarter of 2000. Cash operating expenses declined 4% from pro forma results for the first quarter of 2000 and 6% from the fourth quarter of 2000, benefiting from reduced levels of incentive compensation. When compared with the fourth quarter of 2000, the Investment Bank's cash operating expense also reflected lower levels of noncompensation expense. Cash operating earnings were $1.06 billion in the first quarter of 2001, compared with $1.23 billion in the first quarter of 2000 pro forma for Flemings and $498 million in the fourth quarter of 2000.

Trading revenues (including related net interest income ("NII")) of $2.09 billion in the first quarter declined by 3% from the strong trading results in the pro forma first quarter of 2000. Higher trading revenues in the Firm's interest rate derivatives and government securities businesses offset lower results in emerging markets and foreign exchange. Trading revenues rose 64% or $816 million from the fourth quarter, reflecting higher revenues across virtually all of the Firm's trading activities. Equity revenues of $555 million in the first quarter of 2001 more than doubled from the fourth quarter of 2000. Higher equity derivative revenues from an increase in client transactions and higher market volatility was the primary reason for the increase from the fourth quarter of 2000.

Investment banking fees totaled $939 million, which represented a 24% and 10% decline from the pro forma first quarter and fourth quarter of 2000, respectively. Weak market conditions in equity capital markets and M&A (in contrast with extremely strong markets during the first quarter of 2000) resulted in lower equity underwriting and advisory fees. These declines were partially offset by higher bond underwriting and loan syndication fees.

Fees and commissions of $457 million in the first quarter of 2001 were 13% below pro forma first quarter 2000. The decline reflected lower equity brokerage commissions as a result of lower market volume.

Included in all other revenue were securities gains of $166 million in the first quarter of 2001 reflecting the successful execution of the Firm's asset/liability management activities in a declining interest rate environment.

Management of the Investment Bank intends to reduce the Investment Bank's expenses in 2001 from the pro forma 2000 level (pro forma includes expenses of Flemings for fiscal year 2000) and, given the current revenue outlook for one year, is committed to taking more aggressive expense management steps than previously planned.

Part I
Item 2 (continued)


JPMORGAN PARTNERS

For a discussion of the business profile of JPMorgan Partners, see pages 32-33 of the JPMorgan Chase 2000 Annual Report. The following table sets forth selected financial data of JPMorgan Partners.


(in millions)
                                                                                 1Q 2000
                                                       1Q 2001                  % CHANGE
                                                     ----------                 --------
Private Equity:
  Realized Gains                                     $     412                      5%
  Unrealized Gains (Losses)                               (280)                    NM
Net Interest Income                                        (89)                    46
Fees and Commissions                                        13                     (7)
All Other Revenue                                            1                     NM
                                                     ---------
OPERATING REVENUE                                           57                    (91)
Compensation Expense                                        42                    (26)
Noncompensation Expense                                     53                    (18)
                                                     ---------
CASH EXPENSE                                                95                    (22)
CASH OPERATING EARNINGS (LOSS)                       $     (22)                    NM
                                                     =========


NM - Not meaningful.



JPMORGAN PARTNERS generated net private equity gains of $132 million in the first quarter of 2001, compared with gains of $654 million in the first quarter of 2000. Included in the first quarter 2001 results were $412 million in realized gains from public and private positions, compared with realized gains of $392 million in the first quarter of 2000. The realized gains were partially offset by net unrealized losses in the first quarter of $280 million, representing both revaluation writedowns in the private portfolio and a net decline in the value of the public portfolio.

The first quarter of 2001 was characterized by a challenging market that provided limited exit opportunities. Successful investment realizations in the energy and power sector were significant contributors to JPMP's performance in this environment.

The Firm's management believes that JPMP's private equity business has established a strong track record of providing substantial contributions to JPMC's earnings over time. However, because of the volatile nature of the public equities market, and that of the NASDAQ market in particular, JPMP's reported results may include significant unrealized valuation adjustments, both favorable and unfavorable, at any given period. In 2001, JPMP may experience further unrealized losses in both the publicly-held and privately-held portions of its portfolio because the current environment for financings and valuation levels, particularly for telecommunications companies, may require JPMP to write down such investments.

The amount of realized gains recognized by JPMP in 2001 will depend upon JPMP's ability to implement its various "exit" strategies, which will be affected by a number of conditions, including the liquidity of the financial markets, the level and volatility of the public equities markets, and investor sentiment. Management believes that under current market conditions, net realized gains for JPMP for full year 2001 are likely to be lower than net realized gains in 2000. Net realized gains include gains realized on the sale of investments, as well as realized losses recognized upon write-offs of investments.

Part I
Item 2 (continued)

JPMORGAN PARTNERS INVESTMENT PORTFOLIO

The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

(in millions)                                                 MARCH 31, 2001                        March 31, 2000
                                                       ----------------------------           --------------------------
                                                         CARRYING                              Carrying
                                                          VALUE            COST                  Value           Cost
                                                       -----------      -----------           -----------     ----------
Public Securities (213 companies) (a) (b)              $     1,611      $     1,018           $     3,845     $    1,148
Private Direct Securities (983 companies) (b)                7,144            7,318                 6,193          6,150
Private Fund Investments (342 funds) (b)                     2,122            2,141                 2,314          2,316
                                                       -----------      -----------           -----------     ----------
     Total Investment Portfolio                        $    10,877      $    10,477           $    12,352     $    9,614
                                                       ===========      ===========           ===========     ==========

(a)      Publicly traded positions only.

(b)      Represents the number of companies and funds at March 31, 2001.

The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio.

PUBLIC SECURITIES INVESTMENTS AT MARCH 31, 2001 (a)

(in millions)                                                                             QUOTED
                                                    SYMBOL               SHARES        PUBLIC VALUE              COST
                                                    ------               ------        ------------           ----------
Triton PCS Holdings, Inc.                            TPCS                 20.2          $      674            $       89
Telecorp PCS                                         TLCP                 11.4                 172                     8
Northern Border Partners, L.P.                       NBP                   3.1                 114                    24
American Tower Corp.                                 AMT                   5.8                 107                    15
Fisher Scientific                                    FSH                   3.0                 104                    27
Guitar Center Inc.                                   GTRC                  4.7                  83                    51
Encore Acquisition Company                           EAC                   6.4                  82                    44
Crown Media Holdings Inc.                            CRWN                  2.7                  53                    40
Praecis Pharmaceuticals Inc.                         PRCS                  2.5                  50                    17
Wesco International, Inc.                            WCC                   4.4                  40                    47
                                                                                        ----------            ----------
    TOP 10 PUBLIC SECURITIES                                                            $    1,479            $      362
Other Public Securities (203 companies)                                                        703                   656
                                                                                        ----------            ----------
    TOTAL PUBLIC SECURITIES (213 companies)                                             $    2,182            $    1,018
                                                                                        ==========            ==========

(a) Policy: Public securities held by JPMorgan Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMorgan Partners' valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMorgan Partners cannot immediately realize the quoted public values as a result of the regulatory, corporate and contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of a decline in value.

The carrying values of the equity investments recorded on JPMC's financial statements are net of interests of investors other than JPMC. JPMP has sold interests in certain of its fund investments to unaffiliated third parties and is in the process of offering interests in a new investment fund that will co-invest with JPMP in its direct investments. As a result, JPMC's proportional ownership share of investments made, and to be made by JPMP in the future, will be reduced.

The Firm believes JPMP's equity-related investments will continue to create long-term value for JPMC. The Firm has invested $0.3 billion in JPMP investments in the first quarter of 2001, and is prepared to commit up to an additional $1.7 billion of its own capital for investment by JPMP this year. In addition, the Firm has committed at least $1.5 billion of its own capital to JPMP in each of the next four years.

Part I
Item 2 (continued)


INVESTMENT MANAGEMENT & PRIVATE BANKING

For a description of Investment Management & Private Banking ("IMPB") and a discussion of the profiles for each business, see page 30 of JPMorgan Chase's 2000 Annual Report.

The following table reflects selected financial data for IMPB.


(in millions)
                                                                                            PRO FORMA (a)
                                                                         1Q 2000               1Q 2000
                                                 1Q 2001                % CHANGE              % CHANGE
                                                --------                --------            -------------
Fees and Commissions                            $    598                   24%                  (10)%
Net Interest Income                                  133                  (19)                  (21)
All Other Revenue                                     54                  (43)                  (64)
Trading-Related Revenue                               22                  (66)                  (66)
                                                --------
OPERATING REVENUE                                    807                   --                   (23)
Compensation Expense                                 377                   14                   (11)
Noncompensation Expense                              305                   29                     2
                                                --------
CASH EXPENSE                                         682                   20                    (6)
CASH OPERATING EARNINGS                         $    102                  (32)                  (51)
                                                ========



(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.



IMPB had operating revenues of $807 million, down 23% from the pro forma first quarter of 2000. This decline reflected both the record performance of Flemings and Hambrecht & Quist ("H&Q") brokerage in the first quarter of 2000 and the pressures in the 2001 first quarter market environment on commissions, mutual fund loads and management fees.

IMPB's cash operating expenses of $682 million declined 6% from the pro forma level in the first quarter of 2000. Cash operating earnings were $102 million, down from the pro forma level of $207 million in the first quarter of 2000.

The table below reflects the assets under management in IMPB as of March 31, 2001 and 2000, respectively.



                                                                        ASSETS UNDER MANAGEMENT
(in billions)                                                                  MARCH 31,
                                                                      ----------------------------
                                                                                     Pro Forma (a)
                                                                        2001             2000
                                                                      --------         ---------
Institutional/Retail                                                  $    462         $     532
Private Bank                                                               146               153
                                                                      --------         ---------
   Total                                                              $    608         $     685
                                                                      ========         =========


(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.



Market conditions in the first quarter of 2001 led to an 11% decline in assets under management from the first quarter of 2000 pro forma level. This excludes assets managed in other lines of business and assets attributable to the Firm's 45% interest in American Century.

Part I
Item 2 (continued)

TREASURY & SECURITIES SERVICES

For a discussion of the profiles for each business within Treasury & Securities Services ("T&SS"), see page 31 of JPMorgan Chase's 2000 Annual Report.

The following table sets forth selected financial data of Treasury & Securities Services.

(in millions)
                                                                                1Q 2000
                                                      1Q 2001                  % CHANGE
                                                     ---------                 --------
Fees and Commissions                                 $     503                     9%
Net Interest Income                                        362                     5
All Other Revenue                                           42                   (32)
                                                     ---------
OPERATING REVENUE                                          907                     5
Compensation Expense                                       296                    10
Noncompensation Expense                                    334                    (5)
                                                     ---------
CASH EXPENSE                                               630                     1
CASH OPERATING EARNINGS                              $     177                    13
                                                     =========

Treasury & Securities Services' operating revenues rose to $907 million in the first quarter, a 5% increase from last year's first quarter. The first quarter of 2000 was itself a strong quarter reflecting high transaction volume following completion of Y2K efforts. The Institutional Trust business showed particular strength this year as revenues advanced 17%, driven by higher fees related to new and existing business and increased balances. Cash expenses increased 1% year-over-year. The combination of modest revenue growth and expense management led to cash operating earnings of $177 million, 13% higher than in the first quarter of 2000.

Management expects continued revenue growth in the three businesses constituting T&SS for full year 2001. Under current market conditions revenue growth in the securities businesses of T&SS may be slower in 2001 than in 2000. Expense discipline will continue, and management has targeted a cash overhead ratio, over time, of approximately 65%.

RETAIL & MIDDLE MARKET FINANCIAL SERVICES

For a description of Retail & Middle Market Financial Services ("RMMFS") and a discussion of the profiles for each business, see pages 34-35 of JPMorgan Chase's 2000 Annual Report.

The following table reflects selected financial data for RMMFS.

(in millions)
                                                                                1Q 2000
                                                      1Q 2001                  % CHANGE
                                                    -----------                --------
Net Interest Income                                 $     1,609                    8%
Fees and Commissions                                        477                  (41)
Securities Gains (Losses)                                   316                   NM
All Other Revenue                                           163                   63
                                                    -----------
OPERATING REVENUE                                         2,565                    7
Compensation Expense                                        563                   (1)
Noncompensation Expense                                     731                   --
                                                    -----------
CASH EXPENSE                                              1,294                   --
CASH OPERATING EARNINGS                             $       443                   28
                                                    ===========

NM - Not meaningful.

Operating revenues for RMMFS increased to $2.57 billion, an increase of 7% over the first quarter of 2000. Cash operating expenses were flat from the first quarter of 2000. Cash operating earnings totaled $443 million in the first quarter, an increase of 28% from the first quarter of 2000, reflecting the benefit of favorable operating leverage.

Management has a goal of double-digit cash operating earnings growth for RMMFS for 2001. However, current volatility in mortgage rates may adversely affect the financial results of RMMFS.

Part I
Item 2 (continued)

The following table sets forth certain key financial performance measures of the businesses within RMMFS.

                                               OPERATING REVENUE                             CASH OPERATING EARNINGS
                                       ---------------------------------                --------------------------------
                                                                % Change                                        % Change
(in millions)                            1Q 2001                 1Q 2000                 1Q 2001                 1Q 2000
                                       ----------               --------                --------                --------
Cardmember Services                    $      990                   8%                  $    117                   24%
Regional Banking Group                        771                   1                        139                   (3)
Home Finance                                  344                   7                         83                   22
Middle Markets                                281                   3                         72                    7
Auto Finance                                  110                  NM                         22                   NM
Other                                          69                  NM                         10                   NM
                                       ----------                                       --------
Total                                  $    2,565                   7                   $    443                   28
                                       ==========                                       ========

NM - Not meaningful.


CARDMEMBER SERVICES

Cardmember Services' cash operating earnings for the first quarter of 2001 were up 24%, when compared with the first quarter of 2000, reflecting higher revenue from an increase in new accounts during the last three quarters. Credit card outstandings of $36.5 billion were more than $4 billion greater than in the same period a year ago.

REGIONAL BANKING GROUP

Regional Banking Group's revenues were essentially flat with the first quarter of 2000, and cash operating earnings declined by 3%. These results reflect a 5% growth in deposit levels in consumer banking and the small business sector, offset by the adverse effects of declining interest rates on deposit margins and lower investment brokerage volume due to market conditions.

HOME FINANCE

Home Finance's operating revenues and cash operating earnings increased 7% and 22%, respectively, for the first quarter of 2001 over the same period in the prior year. Doubling of origination volume, a 21% growth in servicing balances, higher net interest margin and revenue generated by the acquisition of Advanta's mortgage business were the primary factors driving these results. Mortgage servicing fees in the first quarter of 2001 were reduced by approximately $335 million in servicing impairment. This reduction was largely offset by the realization of $315 million in securities gains used to economically hedge the servicing asset. Originations (residential, home equity and manufactured housing) for the first quarter of 2001 were $32 billion and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels. The mortgage servicing portfolio was $392 billion at March 31, 2001.

MIDDLE MARKETS

Middle Markets' operating revenues were $281 million, an increase of 3% from the first quarter of 2000. Cash operating earnings increased in the period by 7% to $72 million. These results reflect deposit growth of 5%. Narrowing spreads on deposits were offset by better spreads on loans. Fee growth was nearly 6% ahead of last year as the declining value of deposits resulted in higher fees in lieu of balances. Expenses were essentially flat.

AUTO FINANCE

Auto Finance's operating revenue and cash operating earnings were $110 million and $22 million, respectively, in the first quarter of 2001. Growth was positively affected by a record number of auto originations, the impact of lower interest rates, and the impact of a $100 million decrease in the estimated auto lease residual value recognized in the 2000 first quarter.

SUPPORT UNITS AND CORPORATE

JPMorgan Chase's support units include LabMorgan, Enterprise Technology Services and Corporate Business Services. For a further discussion of the business profiles of these Support Units as well as a description of Corporate, see page 36 of JPMorgan Chase's 2000 Annual Report.

For the first quarter of 2001, Support Units and Corporate had a cash operating loss of $147 million, compared with a cash operating loss of $61 million in the first quarter of 2000. Included in the first quarter of 2001 was a net loss of $50 million at LabMorgan primarily as a result of investment write-offs of approximately $50 million (pre-tax). Prior periods have been restated to reflect refinements in management reporting policies or changes to the management organization.

Part I
Item 2 (continued)


RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase's results of operations both on an as reported basis and on an operating basis. The table below provides a reconciliation between the Firm's reported and operating results.



(in millions, except per share data)                                         REPORTED      CREDIT         SPECIAL     OPERATING
                                                                             RESULTS        CARD           ITEMS        BASIS
FIRST QUARTER 2001:                                                            (a)           (b)            (c)
------------------                                                        -------------   --------       ----------   ---------
INCOME STATEMENT
Revenue                                                                   $   8,253       $    241       $      --    $   8,494
Cash Expense                                                                  5,421             --              --        5,421
Amortization of Intangibles                                                     177             --              --          177
                                                                          ---------       --------       ---------    ---------
Operating Margin                                                              2,655            241              --        2,896
Credit Costs                                                                    447            241              --          688
                                                                          ---------       --------       ---------    ---------
Income before Merger and Restructuring Costs                                  2,208             --              --        2,208
Merger and Restructuring Costs                                                  328             --            (328)          --
                                                                          ---------       --------       ---------    ---------
Income before Income Tax Expense and
   Effect of Accounting Change                                                1,880             --             328        2,208
Tax Expense                                                                     656             --             116          772
                                                                          ---------       --------       ---------    ---------
Income before Effect of Accounting Change                                     1,224             --             212        1,436
Net Effect of Change in Accounting Principle                                    (25)            --              25           --
                                                                          ----------      --------       ---------    ---------
Net Income                                                                $   1,199       $     --       $     237    $   1,436
Add Back:  Amortization of Intangibles                                          177             --              --          177
                                                                          ---------       --------       ---------    ---------
Cash Earnings                                                             $   1,376       $     --       $     237    $   1,613
                                                                          =========       ========       =========    =========

NET INCOME PER SHARE
Basic                                                                     $    0.60 (d)                               $    0.72
Diluted                                                                        0.58 (d)                                    0.70

CASH EARNINGS PER SHARE
Basic                                                                     $    0.69 (d)                               $    0.81
Diluted                                                                        0.67 (d)                                    0.78

-------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER 2000:
------------------
INCOME STATEMENT
Revenue                                                                   $   8,769       $    254       $      --    $   9,023
Cash Expense                                                                  5,260             --              --        5,260
Amortization of Intangibles                                                      93             --              --           93
                                                                          ---------       --------       ---------    ---------
Operating Margin                                                              3,416            254              --        3,670
Credit Costs                                                                    342            254              --          596
                                                                          ---------       --------       ---------    ---------
Income before Merger and Restructuring Costs                                  3,074             --              --        3,074
Merger and Restructuring Costs                                                   --             --              --           --
                                                                          ---------       --------       ---------    ---------
Income before Income Tax Expense                                              3,074             --              --        3,074
Tax Expense                                                                   1,086             --              --        1,086
                                                                          ---------       --------       ---------    ---------
Net Income                                                                $   1,988       $     --       $      --    $   1,988
Add Back: Amortization of Intangibles                                            93             --              --           93
                                                                          ---------       --------       ---------    ---------
Cash Earnings                                                             $   2,081       $     --       $      --    $   2,081
                                                                          =========       ========       =========    =========

NET INCOME PER SHARE
Basic                                                                     $    1.06                                   $    1.06
Diluted                                                                        1.01                                        1.01

CASH EARNINGS PER SHARE
Basic                                                                     $    1.11                                   $    1.11
Diluted                                                                        1.06                                        1.06
-------------------------------------------------------------------------------------------------------------------------------


(a) Represents condensed results as reported in JPMorgan Chase's financial statements.

(b) This column excludes the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.

(c) Includes merger and restructuring costs and special items. The 2001 first quarter includes $328 million (pre-tax) in merger and restructuring expenses.

(d) Includes the effect of the accounting change. Excluding the accounting change, basic and diluted net income per share were $0.61 and $0.59, respectively; basic and diluted cash earnings per share were $0.70 and $0.68, respectively.

Part I
Item 2 (continued)

REVENUES

(in millions)
                                                                          FIRST QUARTER                   PRO FORMA (a)
                                                                 ------------------------------           FIRST QUARTER
OPERATING REVENUE:                                                   2001              2000                    2000
                                                                 -----------        -----------            ------------
Investment Banking Fees                                          $      941         $    1,191             $     1,235
Trading-Related Revenue (including Trading NII)                       2,116              2,192                   2,230
Fees and Commissions                                                  2,016              2,128                   2,525
Private Equity - Realized Gains                                         412                392                     392
Private Equity - Unrealized Gains (Losses)                             (285)               282                     282
Securities Gains (Losses)                                               455                 (3)                     (3)
Other Revenue                                                           251                320                     412
Net Interest Income (excluding Trading NII)                           2,588              2,521                   2,553
                                                                 ----------         ----------             -----------
TOTAL OPERATING REVENUE                                          $    8,494         $    9,023             $     9,626
                                                                 ==========         ==========             ===========

(a) Pro forma revenue assumes that the purchase of Flemings occurred at the beginning of 2000.

INVESTMENT BANKING FEES

Investment banking fees totaled $941 million, representing a decline of 21% from the first quarter of 2000. The decline reflected the effect of weak market conditions in the equity capital markets and in M&A activity, resulting in lower equity underwriting and advisory fees. These declines were partially offset by higher bond underwriting and loan syndication fees.

(in millions)                                                                   FIRST QUARTER
                                                                     ----------------------------------
                                                                       2001                     2000
                                                                     --------                ----------
Advisory                                                             $    340                $      362
Underwriting and Other Fees                                               601                       829
                                                                     --------                ----------
TOTAL INVESTMENT BANKING FEES                                        $    941                $    1,191
                                                                     ========                ==========

TRADING-RELATED REVENUE

For the first quarter of 2001, trading-related revenue, including related net interest income, declined only slightly from the strong results of the same period a year ago. Revenue in the 2001 first quarter was favorably affected by the reduction in U.S. interest rates, which provided volatility and liquidity, particularly in the markets for equities and interest rate contracts.

(in millions)
                                                                                FIRST QUARTER
                                                                     ----------------------------------
TRADING-RELATED REVENUE:                                               2001                     2000
                                                                     --------                ----------
Equities (a)                                                         $    577                $      566
Debt Instruments (b)                                                      299                       398
Foreign Exchange Revenue (c)                                              249                       342
Interest Rate Contracts, Commodities and Other (d)                        876                       665
                                                                     --------                ----------
TRADING REVENUE (e)                                                     2,001                     1,971
Net Interest Income Impact (f)                                            115                       221
                                                                     --------                ----------
TOTAL TRADING-RELATED REVENUE                                        $  2,116                $    2,192
                                                                     ========                ==========

(a)      Includes equity securities and equity derivatives revenue.

(b) Includes instruments such as bonds and commercial paper issued by U.S. and non-U.S. entities, as well as credit derivatives revenue.

(c)      Includes foreign currencies and foreign currency derivatives revenue.

(d) Includes various types of interest rate swaps and interest rate derivatives revenue, coupled with commodities and all other trading revenues.

(e) Derivative and foreign exchange contracts are marked-to-market and valuation adjustments are included in trading revenue.

(f) Includes interest recognized on interest-earning and interest-bearing trading-related positions, as well as management allocations, reflecting the funding costs or benefits associated with trading positions. These amounts are included in net interest income on the Consolidated Statement of Income.

Part I
Item 2 (continued)

         - Equities revenues of $577 million increased 2% from the first quarter of 2000.

         - Revenues related to debt instruments declined to $299 million in the first quarter of 2001 from $398 million in the comparable period a year earlier. The decline reflected the relatively less active environment for debt instruments in 2001.

         - Foreign exchange trading revenues were $249 million in 2001, compared with $342 million in the first quarter of 2000, reflecting a slower market for foreign exchange in the current quarter.

         - First quarter 2001 revenues of $876 million in interest rate contracts, commodities and other showed a significant gain of 32% over first quarter 2000. These gains were primarily the result of strong profits from the trading of interest rate contracts. This market was favorably affected by the liquidity resulting from the reduction in interest rates during the first quarter.

FEES AND COMMISSIONS

Fees and commissions for first quarter 2001 decreased 5%, when compared with first quarter 2000. The table below provides the significant components of fees and commissions.

(in millions)                                                                             FIRST QUARTER
                                                                                --------------------------------
                                                                                   2001                  2000
                                                                                -----------            ---------
Investment Management, Custody and Processing Services                          $      974             $     798
Credit Card Revenue - Operating                                                        384                   328
Brokerage and Investment Services                                                      363                   326
Mortgage Servicing Fees, Net of Amortization and Writedowns                           (233)                  150
Other Lending-Related Service Fees                                                     130                   150
Deposit Service Charges                                                                226                   221
Other Fees                                                                             172                   155
                                                                                ----------             ---------
    Total Fees and Commissions - Operating                                      $    2,016             $   2,128
                                                                                ==========             =========

Investment Management, Custody and Processing Services

Investment management, custody and processing services fees in the first quarter of 2001 rose 22% from the prior year's quarter to $974 million. The increase in investment management fees for first quarter 2001, up $144 million from the first quarter of 2000, is primarily attributable to the increase in the level of funds under management as a result of the Flemings acquisition. Custody and processing services also were higher in first quarter of 2001 than in the same quarter of the previous year. This increase was due to the higher value of securities under custody and the increase in flows of investments to foreign markets.

Credit Card Revenue

Credit card fees on an operating basis for the 2001 first quarter increased $56 million, when compared with the prior year's first quarter. This increase reflected higher interchange income due to stronger customer purchase volume, increased late charges as a result of a rise in delinquencies, and higher overlimit and balance consolidation fees as a result of new pricing initiatives.

The following table reconciles JPMorgan Chase's reported credit card revenue and operating credit card revenue (which excludes the impact of credit card securitizations).

(in millions)                                                                   FIRST QUARTER
                                                                     -----------------------------------
                                                                        2001                    2000
                                                                     ---------               -----------
Reported Credit Card Revenue                                         $    433                $      397
Less Impact of Credit Card Securitizations                                (49)                      (69)
                                                                     --------                ----------
Operating Credit Card Revenue                                        $    384                $      328
                                                                     ========                ==========

Brokerage and Investment Services

In comparison with the first quarter of 2000, brokerage and investment services fees in the first quarter of 2001 increased $37 million reflecting the effects of the Flemings acquisition, partly offset by lower commissions associated with the weaker market environment.

Part I
Item 2 (continued)

Mortgage Servicing Fees

Mortgage servicing fees declined $383 million from the first quarter of 2000, reflecting impairment writedowns and a higher amortization level for mortgage servicing revenue due to declining interest rates.

Other Lending-Related Service Fees

The decline in other lending-related service fees of 13% from the first quarter of last year was partly attributable to lower commissions on trade financing activities as a result of lower market volume and to more modest sales programs for letters of credit.

PRIVATE EQUITY GAINS

Private equity gains in the first quarter of 2001 were $127 million, compared with gains of $674 million in the same quarter of 2000 which is presently driven from the JPMP business unit. Included in the first quarter of 2001 were $412 million of realized gains from the sale of public and private securities, compared with $392 million in the first quarter of 2000. The realized gains in the first quarter of 2001 were partially offset by net unrealized mark-to-market losses of $285 million, representing both revaluation writedowns in the private portfolio and a net decline in the value of the public portfolio.

(in millions)                                                                   FIRST QUARTER
                                                                     ----------------------------------
                                                                        2001                     2000
                                                                     ---------                 --------
    Realized Gains                                                   $    412                  $    392
    Unrealized Gains (Losses)                                            (285)                      282
                                                                     --------                  --------
    Private Equity Gains (Losses)                                    $    127                  $    674
                                                                     ========                  ========

SECURITIES GAINS

Securities gains realized in the first quarter of 2001 were $455 million, compared with losses of $3 million in the prior year's quarter. The results in the first quarter of 2001 reflected gains of $315 million on the sale of securities used as economic hedges for the value of mortgage servicing rights. Also contributing to the favorable results were higher gains on U.S. and Euro securities sales in line with the Firm's strategy to realign its asset/liability positions.

OTHER REVENUE

(in millions)                                                                   FIRST QUARTER
                                                                     ----------------------------------
                                                                        2001                    2000
                                                                     ---------               ----------
Residential Mortgage Origination/Sales Activities                    $     99                $       44
All Other Revenue                                                         152                       276
                                                                     --------                ----------
     Operating Other Revenue                                              251                       320
Other Revenue - Credit Card Securitizations                                (5)                        5
                                                                     --------                ----------
     Reported Other Revenue                                          $    246                $      325
                                                                     ========                ==========

Greater revenue from residential mortgage activities (which include originations, sales of loans, and selective dispositions of mortgage servicing rights) in the 2001 first quarter reflected significantly higher gains on the sale of mortgage loans resulting from higher sold-loan volume.

All other revenue decreased 45% in the first quarter of this year, when compared with the same period in 2000, primarily due to mark-to-market gains realized in the first quarter of 2000 on economic hedges for anticipated overseas revenues. These gains were partly offset by gains on the sale in the current quarter of a custody business and several former retail properties in New York, as well as a retail business in Texas.

NET INTEREST INCOME

OPERATING NII adjusts reported NII for the impact of credit card securitizations and trading-related NII that is considered part of total trading-related revenue. The following table reconciles reported and operating NII.

(in millions)                                                                      FIRST QUARTER
                                                                  -----------------------------------------------
NET INTEREST INCOME                                                     2001                2000           Change
                                                                  ------------          -----------        ------
   Reported NII                                                   $     2,418           $    2,414           --%
   Add Impact of Credit Card Securitizations                              285                  328
   Less Trading-Related NII                                              (115)                (221)
                                                                  -----------           ----------
   Operating NII                                                  $     2,588           $    2,521            3%
                                                                  ===========           ==========

Part I
Item 2 (continued)

Reported NII was $2.4 billion in the first quarter of 2001, flat when compared with the first quarter of 2000. Reported average interest earning assets rose 12% to $547.6 billion while the reported net yield on interest-earning assets declined 20 basis points to 1.80%. Operating NII increased 3% to $2.6 billion when compared with the first quarter of 2000. Operating NII in the first quarter of 2001 was affected favorably by the addition of Flemings. Included in both reported and operating NII in the first quarter of 2000 was a $100 million decrease in the estimated auto lease residual value, which was accounted for as a reduction in NII.

NONINTEREST EXPENSE

Total operating noninterest expense was $5.60 billion, up 5% from the first quarter of 2000. The increase over the first quarter of 2000 reflected the higher investments in resources to build the platform of the Investment Bank, including the acquisition of Flemings. Total noninterest expenses for the first quarter of 2001 was 5% less than pro forma first quarter 2000. The decrease in operating noninterest expenses from pro forma first quarter 2000 reflected the overall reduction in operating expenses due to merger-related savings as well as expense management. The following table presents the components of noninterest expense on a cash, operating and reported basis.

(in millions, except ratios)                                              FIRST QUARTER                       PRO FORMA (a)
                                                                 ------------------------------               FIRST QUARTER
                                                                    2001               2000                       2000
                                                                 -----------        -----------               -------------
Compensation Expense                                             $    3,357         $    3,340                 $    3,689
Occupancy                                                               348                308                        327
Technology and Communications                                           654                580                        607
Other Expense                                                         1,062              1,032                      1,100
                                                                 ----------         ----------                 ----------
   CASH OPERATING NONINTEREST EXPENSE                                 5,421              5,260                      5,723
Amortization of Intangibles                                             177                 93                        183
                                                                 ----------         ----------                 ----------
   OPERATING NONINTEREST EXPENSE                                      5,598              5,353                      5,906
Merger and Restructuring Costs                                          328                 --                         --
                                                                 ----------         ----------                 ----------
   REPORTED NONINTEREST EXPENSE                                  $    5,926         $    5,353                 $    5,906
                                                                 ==========         ==========                 ==========

Operating Overhead Ratio (b)                                             66%                59%                        61%
Cash Operating Overhead Ratio (b)                                        64%                58%                        59%

(a) Pro forma expense assumes that the purchase of Flemings occurred at the beginning of 2000.

(b) The overhead ratio is noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). The cash overhead ratio also excludes the impact of amortization of intangibles.


Management of JPMC is targeting cash operating expenses for full-year 2001 to be lower than cash operating expenses for full year 2000 (pro forma including expenses of Flemings for full-year 2000).

COMPENSATION EXPENSE

Compensation expense of $3.4 billion increased 1% from the first quarter of 2000, reflecting higher salaries and benefits, offset by lower incentive costs.


FULL-TIME EQUIVALENT EMPLOYEES                                   MARCH 31,
                                                          ----------------------
                                                           2001            2000
                                                          ------          ------
Domestic Offices                                          70,105          68,222
Foreign Offices                                           28,413          21,747
                                                          ------          ------
Total Full-Time Equivalent Employees                      98,518          89,969
                                                          ======          ======

The increase in full-time equivalent employees was attributable to the acquisition of Flemings and the mortgage business of Advanta Corp. ("Advanta").

OCCUPANCY EXPENSE

Occupancy expense increased from the first quarter of 2000 due to additional leasing costs in New York, and leasing costs for office space occupied by Flemings.

TECHNOLOGY AND COMMUNICATIONS

Technology and communications expense increased over the prior-year first quarter period due to the amortization of software related to the implementation of sophisticated product systems used in JPMorgan Chase's businesses. The higher amount also reflects the acquisition of Flemings.

Part I
Item 2 (continued)

OTHER EXPENSE

Other expense rose 3% from the first quarter of 2000. The following table presents the components of other expense.

(in millions)                                                                   FIRST QUARTER
                                                                     ----------------------------------
                                                                        2001                    2000
                                                                     ---------               ----------
Professional Services                                                $     295               $      282
Outside Services                                                           166                      159
Marketing                                                                  141                      117
Travel and Entertainment                                                   122                      112
All Other                                                                  338                      362
                                                                     ---------               ----------
     Total Other Expense                                             $   1,062               $    1,032
                                                                     =========               ==========

         - The increase in PROFESSIONAL SERVICES for the first quarter of 2001 over the first quarter of 2000 was primarily attributable to higher costs associated with applications and systems consulting services.

         - The increase in OUTSIDE SERVICES was principally driven by higher outside data processing fees related to the rise in volume of activities at Investor Services, as well as offsite contingency fees for investment banking operations.

         - MARKETING increased due to the higher number of direct marketing initiatives at Cardmember Services.

         - The increase in TRAVEL AND ENTERTAINMENT is attributable to the increase in travel and hotel expenses associated with the heightened levels of business activities at the Investment Bank as well as activities related to the merger.

         - All Other expenses decreased by $24 million primarily as a result of a decline in operating losses.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles for the first quarter of 2001 increased from the same quarter a year ago as a result of the acquisitions of Flemings and Beacon in the third quarter of 2000.

MERGER AND RESTRUCTURING COSTS

During the first quarter of 2001, the Firm incurred $328 million of restructuring costs relating to previously announced merger actions ($274 million) and relocation and other business initiatives ($54 million). Under current accounting pronouncements, these costs (primarily systems integration costs, facilities costs and retention payments) are not recognized until incurred. For a further discussion of JPMorgan Chase's merger and restructuring costs, refer to Note 7 and page 42 of JPMorgan Chase's 2000 Annual Report.

CREDIT COSTS

Credit costs on an operating basis are composed of the provision for loan losses related to loans on the Consolidated Balance Sheet and to the credit costs associated with credit card receivables that have been securitized.

(in millions)                                                                              FIRST QUARTER
                                                                                  ------------------------------
                                                                                     2001                 2000
                                                                                  ----------            --------
Provision for Loan Losses                                                         $      447            $    342
Credit Costs Associated with Credit Card Securitizations                                 241                 254
                                                                                  ----------            --------
Operating Credit Costs                                                            $      688            $    596
                                                                                  ==========            ========

Credit costs increased in the first quarter of 2001, when compared with first quarter of 2000 as a result of the increases in charge-offs in the retained portfolio, partially offset by the impact of a decrease in charge-offs on securitized credit cards. See page 36 for a discussion of the allowance for credit losses.

INCOME TAXES

JPMorgan Chase recognized income tax expense of $656 million on income before effect of accounting change in the first quarter of 2001, compared with $1.09 billion in the first quarter of 2000. The effective tax rates were 35.0% and 35.3%, respectively.

Part I
Item 2 (continued)

RISK MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational and liquidity risk. For a discussion of these risks and definitions of terms associated with managing these risks, please refer to the Glossary of Terms on page 47 of this Form 10-Q and pages 43-59 of JPMorgan Chase's 2000 Annual Report.

CREDIT RISK MANAGEMENT

The following discussion of JPMorgan Chase's credit risk management focuses primarily on developments since December 31, 2000 and should be read in conjunction with pages 46-53 and 67-68 of JPMorgan Chase's 2000 Annual Report.

The following table presents the Firm's credit-related information for the dates indicated.

                                                                                                               PAST DUE 90 DAYS
                                             CREDIT-RELATED ASSETS        NONPERFORMING ASSETS (c)            & OVER AND ACCRUING
                                          ---------------------------     -------------------------          ---------------------
                                            MARCH 31,       Dec 31,        MARCH 31,       Dec 31,           MARCH 31,     Dec 31,
(in millions)                                 2001           2000            2001           2000               2001         2000
                                          ------------    -----------     ----------      ---------          ---------     -------
Commercial Loans                          $    113,217    $   119,460     $    1,637      $   1,434          $     114     $    99
Derivative and FX Contracts (a)                 78,907         76,373            109             37                 --          --
Consumer Loans (b)                             120,196        114,461            377            384                799         788
                                          ------------    -----------     ----------      ---------          ---------     -------
TOTAL MANAGED CREDIT-RELATED              $    312,320    $   310,294     $    2,123      $   1,855          $     913     $   887
                                          ============    ===========                                        =========     =======
Assets Acquired as Loan Satisfactions                                            111             68
                                                                          ----------      ---------
TOTAL NONPERFORMING ASSETS                                                $    2,234      $   1,923
                                                                          ==========      =========


                                                      NET CHARGE-OFFS                      ANNUAL AVERAGE NET CHARGE-OFF RATES (d)
                                               -----------------------------               ---------------------------------------
(in millions, except ratios)                           FIRST QUARTER                                    FIRST QUARTER
                                               -----------------------------               ---------------------------------------
                                                 2001                 2000                      2001                   2000
                                               --------             --------                    -----                  -----
Commercial Loans                               $    148             $     63                    0.50%                  0.22%
Consumer Loans                                      540                  524                    1.83                   1.98
                                               --------             --------
TOTAL MANAGED CREDIT-RELATED                   $    688             $    587                    1.17                   1.06
                                               ========             ========

(a)      Charge-offs for derivative receivables are included in trading revenue.

(b)      Includes credit card receivables that have been securitized.

(c) Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) aggregating $107 million related to nonperforming counterparties.

(d)      Annualized.


JPMorgan Chase's managed credit-related assets of $312 billion at March 31, 2001 increased 1% when compared with year-end 2000. Commercial loans decreased $6.2 billion reflecting the Firm's discipline of originating loans for distribution and its portfolio hedging activities. Derivative and foreign exchange instruments increased a modest 3%. Consumer managed credit-related assets increased $5.7 billion, largely in the 1-4 family residential mortgage portfolio. JPMorgan Chase's credit-related portfolio continues to be relatively well-balanced between commercial and consumer assets, with consumer assets comprising approximately 38% of JPMorgan Chase's managed credit-related portfolio, compared with 37% at year-end 2000. The portion of the commercial portfolio considered investment grade was 65% at March 31, 2001, down from 67% at year-end 2000.

The increase in nonperforming assets was primarily related to three domestic commercial credits. Management currently believes that credit conditions in the United States will remain challenging over the remainder of the year, causing nonperforming assets to increase further in 2001. However, management believes that JMPC's credit performance this year will continue to be better than the industry average.

Net charge-offs in the managed portfolio were $688 million in the first quarter of 2001, an increase of $101 million from the first quarter of 2000, reflecting increased net charge-offs in the commercial loan portfolio.

Part I
Item 2 (continued)

For full-year 2001, management expects the commercial net charge-off rate to fall within the targeted range of 40-60 basis points of JPMC's commercial loan portfolio.

COMMERCIAL PORTFOLIO

(in millions)                                                                                              PAST DUE 90 DAYS & OVER
                                             CREDIT-RELATED ASSETS        NONPERFORMING ASSETS (b)               AND ACCRUING
                                          --------------------------      ------------------------         -----------------------
                                            MARCH 31,      Dec 31,        MARCH 31,        Dec 31,          MARCH 31,     Dec 31,
COMMERCIAL LOANS:                             2001           2000            2001            2000              2001        2000
                                          ------------   -----------      ---------        -------         ----------     --------
Domestic Commercial:
  Commercial and Industrial               $     65,231   $    64,031      $     877        $   727          $      98     $    95
  Commercial Real Estate                         4,573         4,834             62             65                 16           3
  Financial Institutions                         3,242         7,342            270             29                 --          --
                                          ------------   -----------      ---------        -------          ---------     -------
Total Domestic Commercial Loans                 73,046        76,207          1,209            821                114          98
Foreign Commercial:
  Commercial and Industrial                     35,253        37,002            374            556                 --           1
  Commercial Real Estate                         2,175         1,470              9              9                 --          --
  Financial Institutions                         2,092         3,976             11             13                 --          --
  Foreign Governments                              651           805             34             35                 --          --
                                          ------------   -----------      ---------        -------          ---------     -------
Total Foreign Commercial Loans                  40,171        43,253            428            613                 --           1
                                          ------------   -----------      ---------        -------          ---------     -------
TOTAL COMMERCIAL LOANS                         113,217       119,460          1,637          1,434                114          99
DERIVATIVE AND FX CONTRACTS (a)                 78,907        76,373            109             37                 --          --
                                          ------------   -----------      ---------        -------          ---------     -------
TOTAL COMMERCIAL CREDIT-RELATED           $    192,124   $   195,833      $   1,746        $ 1,471          $     114     $    99
                                          ============   ===========      =========        =======          =========     =======

                                                     NET CHARGE-OFFS                  ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                                ------------------------              ---------------------------------------
(in millions, except ratios)                          FIRST QUARTER                              FIRST QUARTER
                                                ------------------------              ---------------------------------------
COMMERCIAL LOANS:                                 2001            2000                     2001                2000
                                                --------        --------                   -----               -----
Domestic Commercial:
   Commercial and Industrial                    $   114         $    36                    0.61%               0.19%
   Commercial Real Estate                            (1)             (2)                     NM                  NM
   Financial Institutions                            13               8                    1.50                1.20
                                                -------         -------
Total Domestic Commercial                           126              42                    0.62                0.20
Foreign Commercial:
   Commercial and Industrial                         22              18                    0.26                0.25
   Commercial Real Estate                            --              --                      --                  --
   Financial Institutions                            --               2                      --                0.35
   Foreign Governments                               --               1                      --                0.39
                                                -------         -------
Total Foreign Commercial                             22              21                    0.24                0.26
                                                -------         -------
TOTAL COMMERCIAL LOANS                          $   148         $    63                    0.50                0.22
                                                =======         =======

(a)      Charge-offs for derivative receivables are included in trading revenue.

(b) Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) aggregating $107 million related to nonperforming counterparties.

(c)      Annualized.

NM       - Not meaningful

Commercial net charge-offs in the first quarter of 2001 were $148 million, compared with $63 million in the first quarter of 2000, primarily reflecting an increase in charge-offs in North America.

COMMERCIAL AND INDUSTRIAL: The domestic commercial and industrial portfolio increased $1.2 billion from 2000 year-end, reflecting general business activity. Net charge-offs in the 2001 first quarter amounted to $114 million, compared with $36 million in the 2000 first quarter. Nonperforming domestic commercial and industrial loans were $877 million, an increase of $150 million from the 2000 year-end. The foreign commercial and industrial portfolio totaled $35.3 billion at March 31, 2001, a decrease of 5% from the 2000 year-end level. Nonperforming foreign commercial and industrial loans were $374 million, a decrease of $182 million from year-end 2000 due in large part to a continuing improvement in the Asian loan portfolio. Net charge-offs in the foreign commercial and industrial loan portfolio for the first quarter of 2001 increased to $22 million, from $18 million in the same period last year.

FINANCIAL INSTITUTIONS: Loans to financial institutions decreased $6.0 billion during 2001, when compared with year-end, primarily in the domestic portion of the portfolio. Nonperforming financial institution loans increased from $42 million to $281 million, primarily due to one borrower in the domestic portfolio.

Part I
Item 2 (continued)


DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS

For a discussion of the derivative and foreign exchange contracts utilized by JPMorgan Chase in connection with its trading and Assets/Liabilities ("A/L") activities, see Note 3 of this Form 10-Q, and page 50 and Notes 1 and 25 of JPMorgan Chase's 2000 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at March 31, 2001 and December 31, 2000.



                                        AT MARCH 31, 2001                                      At December 31, 2000
                       ---------------------------------------------------     ---------------------------------------------------
                       INTEREST      FOREIGN        EQUITY,                    Interest       Foreign       Equity,
                         RATE       EXCHANGE     COMMODITY AND                   Rate        Exchange    Commodity and
                       CONTRACTS    CONTRACTS   OTHER CONTRACTS      TOTAL     Contracts     Contracts  Other Contracts      Total
                       ---------    ---------   ---------------      -----     ---------     ---------  ---------------      -----
Less Than 1 Year          12%          87%            39%             26%         12%           89%           40%             28%
1 to 5 Years              44           11             58              40          45             9            57              41
Over 5 Years              44            2              3              34          43             2             3              31
                         ---          ---            ---             ---         ---           ---           ---             ---
Total                    100%         100%           100%            100%        100%          100%          100%            100%
                         ===          ===            ===             ===         ===           ===           ===             ===



COUNTRY EXPOSURE

The following table presents JPMorgan Chase's exposure to selected countries. Cross-border disclosure is based on an adjusted regulatory view (FFIEC 009) of country exposure (see footnote (a) below). For a further discussion of the Firm's country exposure, see page 51 of the 2000 Annual Report.



SELECTED COUNTRY EXPOSURE

                                                           AT MARCH 31, 2001                                  At Dec 31, 2000
                                 ---------------------------------------------------------------------        ---------------
                                                              GROSS         LESS             TOTAL                 Total
                                 LENDING-      TRADING-       LOCAL         LOCAL         CROSS-BORDER          Cross-Border
(in billions)                    RELATED       RELATED       COUNTRY       FUNDING          EXPOSURE              Exposure
                                   (b)           (c)         ASSETS          (d)              (a)                   (a)
                                 --------      --------      -------      ---------       ------------        ---------------
Emerging Market Countries

Mexico                           $    1.2      $   2.0       $   1.0      $   (0.8)         $   3.4               $   3.1
                                 ========      =======       =======      ========          =======               =======
Brazil                           $    0.6      $   1.0       $   2.4      $   (1.5)         $   2.5               $   2.6
                                 ========      =======       =======      ========          =======               =======
Argentina                        $    1.1      $   1.2       $   0.4      $   (0.3)         $   2.4               $   2.2
                                 ========      =======       =======      ========          =======               =======

South Africa                     $    0.3      $   1.1       $   0.4      $   (0.3)         $   1.5               $   1.2
                                 ========      =======       =======      ========          =======               =======

Indonesia                        $    0.8      $   0.1       $    --      $     --          $   0.9               $   0.9
                                 ========      =======       ========     ========          =======               =======

Turkey                           $    0.2      $   0.2       $   0.1      $     --          $   0.5               $   0.9
                                 ========      =======       =======      ========          =======               =======
Russia                           $    0.1      $   0.1       $    --      $     --          $   0.2               $   0.2
                                 ========      =======       ========     ========          =======               =======

Other Selected Countries

Japan                            $    2.5      $   4.5       $   5.2      $   (4.0)         $   8.2               $  15.3
                                 ========      =======       =======      ========          =======               =======


(a) Under the adjusted regulatory view of country exposure, resale agreements are reported by the country of the counterparty of the transactions (rather than the country of the issuer of the underlying security); short security positions can be used to offset long positions in a country; and credit derivatives are treated as trading positions and used to reduce or increase exposure within a country.

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

(d)      Local assets funded cross border are considered cross-border exposure.

Cross-border exposure to Argentina on an adjusted regulatory view, increased from $2.2 billion at December 31, 2000 to $2.4 billion at March 31, 2001. However, the internal management view of cross-border exposure to Argentina was $1.5 billion at March 31, 2001, up from $1.1 billion at December 31, 2000.

Part I
Item 2 (continued)


CONSUMER PORTFOLIO



                                                                                                        PAST DUE 90 DAYS & OVER
                                             CREDIT-RELATED ASSETS           NONPERFORMING ASSETS             AND ACCRUING
                                          ---------------------------      ------------------------     -----------------------
(in millions)                               MARCH 31,       Dec 31,        MARCH 31,        Dec 31,      MARCH 31,     Dec 31,
CONSUMER LOANS:                               2001           2000             2001            2000          2001        2000
                                          ------------    -----------      ---------        -------     ----------     --------
  1-4 Family Residential Mortgages        $     54,143    $    50,302      $     254        $   269      $       3     $     2
  Credit Card -  Reported                       19,835         18,495             24             26            352         327
  Credit Card Securitizations (a)               16,625         17,871             --             --            374         387
                                          ------------    -----------      ---------        -------      ---------     -------
  Credit Card -  Managed                        36,460         36,366             24             26            726         714
  Auto Financings                               21,457         19,802             84             76              1           1
  Other Consumer (b) (d)                         8,136          7,991             15             13             69          71
                                          ------------    -----------      ---------        -------      ---------     -------
TOTAL CONSUMER LOANS                      $    120,196    $   114,461      $     377        $   384      $     799     $   788
                                          ============    ===========      =========        =======      =========     =======


                                                     NET CHARGE-OFFS               ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                                  --------------------             ---------------------------------------
(in millions, except ratios)                          FIRST QUARTER                             FIRST QUARTER
                                                  --------------------             ---------------------------------------
CONSUMER LOANS:                                     2001        2000                        2001            2000
                                                  --------     -------                      -----           -----
 1-4 Family Residential Mortgages                 $     10     $     9                      0.08%           0.08%
 Credit Card -  Reported                               218         188                      4.44            5.26
 Credit Card Securitizations (a)                       241         254                      5.77            5.57
                                                  --------     -------
 Credit Card -  Managed                                459         442                      5.05            5.44
 Auto Financings                                        29          21                      0.56            0.45
 Other Consumer (b) (d)                                 42          52                      1.91            2.20
                                                  --------     -------
TOTAL CONSUMER LOANS                              $    540     $   524                      1.83%           1.98%
                                                  ========     =======


(a) Represents the portion of JPMorgan Chase's credit card receivables that have been securitized.

(b) Consists of installment loans (direct and indirect types of consumer finance), student loans and unsecured lines of credit.

(c)      Annualized.

(d)      Includes foreign consumer.


JPMorgan Chase's consumer portfolio is primarily domestic and is geographically well-diversified. JPMorgan Chase's managed consumer portfolio totaled $120.2 billion at March 31, 2001, an increase of $5.7 billion since year-end. Consumer net charge-offs, on a managed basis, were $540 million and $524 million for the first quarter of 2001 and 2000, respectively. The increase is primarily due to an increase in credit card net charge-offs.

RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans were $54.1 billion at March 31, 2001, a $3.8 billion increase from year-end, while the level of nonperforming residential mortgage loans decreased 6%. The net charge-off rate of 0.08% for the first quarter of 2001 was unchanged from first quarter 2000, reflecting the continued stable credit quality of this portfolio.

CREDIT CARD LOANS: JPMorgan Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized. These amounts include domestic and international consumer and commercial credit card activity (for reporting purposes, commercial credit cards are reported within the commercial loan category).

Managed credit card receivables of $36.5 billion for the first quarter of 2001 remained flat when compared with year-end 2000 but increased 13% from last year's first quarter. During the 2001 first quarter, net charge-offs as a percentage of average credit card receivables decreased to 5.05%, compared with 5.44% in the prior-year period. Loans over 90 days past due increased to 1.99% of the portfolio at March 31, 2001, compared with 1.96% at December 31, 2000. Management anticipates that the managed credit card net charge-off ratio for the full-year 2001 will be comparable to full-year 2000 although the amount of total charge-offs are expected to increase for 2001.

AUTO FINANCINGS: Auto financings outstanding increased 8% at March 31, 2001, when compared with year-end 2000. Although increased from the prior year, the charge-off rate of 0.56% for the 2001 first quarter continues to be indicative of this portfolio's selective approach to asset origination. Total originations were $4.3 billion for the three months of 2001, compared with $2.6 billion for the same 2000 period.

Part I
Item 2 (continued)


OTHER CONSUMER LOANS: The level of other consumer loans of $8.1 billion at March 31, 2001 remained comparable with year-end levels. The net charge-off rates related to this portfolio were down in the first quarter when compared with the first quarter of 2000.

ALLOWANCE FOR CREDIT LOSSES

Loans: JPMorgan Chase's allowance for loan losses is intended to cover probable credit losses as of March 31, 2001, for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components and a residual component. For a further discussion of the specific loss, expected loss and residual components of the allowance for loan losses, see page 53 of JPMorgan Chase's 2000 Annual Report.

March 31, 2001 versus March 31, 2000: The provision for loan losses increased $105 million or 31% when compared to the first quarter of 2000.

Foreign commercial net loan charge-offs remained relatively stable during the first three months of 2001, when compared to the prior-year quarter, and foreign commercial nonperforming loans decreased $365 million from March 31, 2000. However, domestic commercial net loan charge-offs and nonperforming loans increased $84 million and $720 million, respectively, during the same periods.


ALLOWANCE COMPONENTS
(in millions)                                       AT MARCH 31, 2001                   At March 31, 2000
                                                    -----------------                   -----------------
Specific Loss                                          $       713                          $     516

Expected Loss:
   Consumer                                                  1,560                              1,493
   Commercial                                                  876                                988
                                                       -----------                          ---------
     Total Expected Loss                                     2,436                              2,481
                                                       -----------                          ---------

Residual Component                                             523                                750
                                                       -----------                          ---------
     Total                                             $     3,672                          $   3,747
                                                       ===========                          =========


Lending-Related Commitments: JPMorgan Chase also has an allowance for its lending-related commitments, using a methodology similar to that for the loan portfolio. This allowance, which is reported in Other Liabilities, was $283 million at March 31, 2001 and $296 million at March 31, 2000.

Part I
Item 2 (continued)


MARKET RISK MANAGEMENT

AGGREGATE VAR EXPOSURE

Value-at-risk ("VAR") is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. VAR calculations are performed for all material trading and investment portfolios and for market risk-related A/L activities. Due to the complexity of the modeling and procedural differences at the heritage firms, combined VAR is not available for periods prior to the merger date. In addition, due to significant differences in the definition of market risk-related revenues used in preparation of histograms at Chase and J.P. Morgan, it is not feasible to include a histogram for fiscal-year 2000.

Although no single risk statistic can reflect all aspects of market risk, the tables that follow provide a meaningful overview of the market risk exposure of JPMorgan Chase.

The following table represents JPMorgan Chase's average and period-end VARs for its trading portfolios and its A/L activities.



AGGREGATE PORTFOLIO

                                                THREE MONTHS ENDED MARCH 31, 2001
                                        -------------------------------------------------
                                          AVERAGE             MINIMUM            MAXIMUM                   AT MARCH 31, 2001
(in millions)                               VAR                 VAR                VAR
----------------------------------------------------------------------------------------------------------------------------
Trading Portfolio                       $      58.2         $    48.9           $    70.6                     $      62.7
Investment Portfolio and
     A/L Activities (a)                       101.5              79.8               120.2                           120.2
Less: Portfolio Diversification               (35.9)               NM                  NM                           (55.9)
                                        -----------         ----------          ---------                     -----------
     Total VAR                          $     123.8         $    99.4           $   151.4                     $     127.0
                                        ===========         =========           =========                     ===========

(a)      Substantially all of the risk is interest rate related.

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase's average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.



MARKET RISK-RELATED ACTIVITIES

Value-at-Risk: JPMorgan Chase is exposed to interest rate, foreign exchange, equity and commodity market risks in its trading portfolio. The table below reflects VAR data for the trading portfolio by risk category. See Aggregate VAR Exposure section above for average and period-end VARs for the total trading portfolio.

MARKED-TO-MARKET TRADING PORTFOLIO (a)

                                                THREE MONTHS ENDED MARCH 31, 2001
                                        -------------------------------------------------
                                           AVERAGE           MINIMUM             MAXIMUM                   AT MARCH 31, 2001
(in millions)                                VAR               VAR                 VAR
----------------------------------------------------------------------------------------------------------------------------
Interest Rate                           $      35.1         $    23.5           $    51.6                     $      37.0
Foreign Exchange                                6.0               3.7                10.3                             5.6
Equities                                       22.4              14.2                29.1                            27.2
Commodities                                     4.0               2.5                 5.7                             3.8
Hedge Fund Investments                          3.3               2.6                 4.2                             2.6
Less: Portfolio Diversification               (12.6)               NM                  NM                           (13.5)
                                        -----------         ---------           ---------                     -----------
     Total Trading VAR                  $      58.2         $    48.9           $    70.6                     $      62.7
                                        ===========         =========           =========                     ===========

(a) While integrated VAR computations are available for the aggregate portfolio, integrated VAR by risk category has not yet been implemented. Accordingly, this table has been prepared using certain estimates and assumptions. The risk category VAR was computed based on the methodologies used by the heritage firms, assuming no correlation between the heritage firms' exposures. Actual risk category VAR may differ from these estimates.

NM - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. In addition, JPMorgan Chase's average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)


HISTOGRAM:

The following histogram illustrates JPMorgan Chase's daily market risk-related revenue, which is defined as the daily change in value of the mark-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue. In first quarter 2001, JPMorgan Chase posted positive daily market risk-related revenue for 60 out of 62 days, with 46 days exceeding positive $25 million. Losses were sustained on only two of the 62 days represented in the histogram. JPMorgan Chase incurred no daily trading losses in excess of $15 million in the first quarter of 2001.

       [See Appendix 1 - Narrative Description of Graphic Image Material]



Stress Testing: Whereas VAR captures exposure to unlikely events in normal markets, stress testing discloses market risk under plausible events in abnormal markets.

The following table represents the potential stress test loss (pre-tax) in JPMorgan Chase's trading portfolio predicted by JPMorgan Chase's stress test scenarios.



LARGEST MONTHLY STRESS TEST LOSS - PRE-TAX

                                                 THREE MONTHS ENDED MARCH 31, 2001
                                        --------------------------------------------------
(in millions)                             AVERAGE           MINIMUM              MAXIMUM                  AT MARCH 31, 2001
---------------------------------------------------------------------------------------------------------------------------
Stress Test Loss - Pre-Tax              $    (340)         $   (214)            $    (447)                    $    (214)

Part I
Item 2 (continued)


INVESTMENT PORTFOLIO AND ASSET/LIABILITY ACTIVITIES

JPMorgan Chase is also exposed to market risk in its investment portfolio and A/L activities. Market risk measurements for JPMorgan Chase's investment portfolio and A/L activities do not take into account all factors that have an effect on these activities, such as changes in credit quality.

Value-at-Risk: See the VAR Aggregate Exposure section on page 37 for JPMorgan Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Stress Testing:

Economic value stress testing measures the potential change in the market value of JPMorgan Chase's investment portfolio and A/L activities. As of March 31, 2001, the potential impact of the economic value stress test scenario on the value of JPMorgan Chase's investment portfolio and A/L activities would have been equivalent to less than 1% of JPMorgan Chase's market capitalization.

The NII stress test measures the potential change in JPMorgan Chase's interest earnings over a one-year time horizon. At March 31, 2001, JPMorgan Chase's largest potential NII stress test loss was estimated to be approximately 8.1% of projected net income for the full year 2001.

Nonstatistical Risk Measures: Exposure to interest rate risk is assessed using a Basis Point Value ("BPV") method. BPV measures the change in market value of JPMorgan Chase's investment portfolio and A/L activities to a one basis point increase in interest rates (directional risk) or one basis point widening of interest rate spreads (basis risk). The table that follows shows that JPMorgan Chase had a directional BPV of $(8.6) million (pre-tax) at March 31, 2001. This indicates that the market value of JPMorgan Chase's A/L positions would have declined by approximately $8.6 million for every one basis point increase in interest rates along the interest rate yield curve. The table also shows that the economic value of JPMorgan Chase's investment portfolio and A/L activities would have declined by $(18.4) million (pre-tax) for every one basis point widening of interest rate spreads (basis risk).



MARKET RISK-RELATED A/L ACTIVITIES

                                                  THREE MONTHS ENDED MARCH 31, 2001
                                        ----------------------------------------------------
(in millions)                              AVERAGE           MINIMUM              MAXIMUM                   AT MARCH 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
DIRECTIONAL RISK                        $      (7.3)       $     (6.0)          $      (8.6)                   $     (8.6)
BASIS RISK                                    (16.4)            (14.5)                (18.4)                        (18.4)

Part I
Item 2 (continued)


CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase's capital management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with pages 44-45 and Note 23 of JPMorgan Chase's 2000 Annual Report.

CAPITAL

JPMorgan Chase's capital levels at March 31, 2001 continued to improve with ratios well in excess of regulatory guidelines. At March 31, 2001, the Tier 1 and Total Capital ratios were 8.7% and 12.3%, respectively, and the Tier 1 leverage ratio was 5.4%.

The following table shows JPMorgan Chase's capital generation and use during the periods indicated.



                                                                               FIRST QUARTER
                                                                         -------------------------
(in billions)                                                              2001             2000
                                                                         --------         ---------
SOURCES OF FREE CASH FLOW
   Cash Operating Earnings Less Dividends                                $   0.9          $    1.5
   Plus: Preferred Stock and Equivalents/Special Items                       0.2                --
   Less: Capital for Internal Asset Growth                                  (0.5)             (0.6)
                                                                         -------          --------
 Total Sources of Free Cash Flow                                         $   0.6          $    0.9
                                                                         =======          ========

USES OF FREE CASH FLOW

   Increases (Decreases) in Capital Ratios                               $   1.2          $   (0.1)
   Acquisitions                                                              0.1                --
   Repurchases Net of Stock Issuances                                       (0.7)              1.0
                                                                         -------          --------
Total Uses of Free Cash Flow                                             $   0.6          $    0.9
                                                                         =======          ========


In the first quarter of 2001, JPMorgan Chase raised the quarterly cash dividend on its common stock to $0.34 per share from $0.32 per share.

At March 31, 2001, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $55.4 billion, an increase of $2.0 billion from December 31, 2000. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, treasury stock reissuances of $554 million and the issuance of $500 million in trust preferred capital securities, partially offset by the redemption of preferred stock and capital needed for internal asset growth.



LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase's liquidity risk management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with page 59 of JPMorgan Chase's 2000 Annual Report.

LIQUIDITY

During the first three months of 2001, JPMorgan Chase issued approximately $4.5 billion of long-term debt and $500 million of trust preferred capital securities. During the same period, $5 billion of long-term debt matured or was redeemed.

Part I
Item 2 (continued)


OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase's operational risk management, refer to page 58 of JPMorgan Chase's 2000 Annual Report.


SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase's 2000 Form 10-K.

DIVIDENDS

JPMorgan Chase's bank subsidiaries, without the approval of their relevant banking regulators, could pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.8 billion at March 31, 2001.


OTHER EVENTS

On February 21, 2001, J.P. Morgan Chase & Co. acquired Colson Services Corp. ("Colson"), a privately held record keeper and loan servicer. The Colson business will be managed as part of Institutional Trust Services within Treasury & Securities Services and will enhance the Firm's position as a leading provider of outsourcing support to government agencies.

On February 28, 2001, Chase Manhattan Mortgage Corporation, an indirect subsidiary of J.P. Morgan Chase & Co., completed the acquisition of the mortgage business of Advanta Corp. The acquisition included Advanta's origination capability, loan servicing and subservicing portfolio, and related securitization residual interests.


ACCOUNTING DEVELOPMENTS

ADOPTION OF SFAS 140

The Firm adopted the transfer provisions of SFAS 140 on April 1, 2001. Adoption will not have a significant impact on the Firm's financial statements.

LEGAL ISOLATION

In April 2001, the FASB announced its intention to issue a Technical Bulletin that would delay the effective date of SFAS 140 for certain provisions that impact entities subject to possible receivership by the FDIC. For those entities, it is expected that the Technical Bulletin will delay the isolation standards of SFAS 140 until transfers occurring after December 31, 2001. Until the Technical Bulletin is issued, the FASB has concluded it is appropriate for entities to continue to apply the previous isolation standard of SFAS 125. The Firm is currently reviewing its transactions to determine what modifications will be required to conform with SFAS 140.

Part I
Item 2 (continued)


                             J.P. MORGAN CHASE & CO.
                              FINANCIAL HIGHLIGHTS
                 (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)

                                                          FIRST QUARTER
                                                   ----------------------------                  Over/(Under)
REPORTED BASIS                                        2001               2000                      1Qtr2000
                                                   -----------        ---------                  ------------
Revenue                                            $    8,253         $  8,769                        (6)%
Noninterest Expense (excluding Merger
   and Restructuring Costs)                             5,598            5,353                         5
Merger and Restructuring Costs                            328               --                        NM
Provision for Loan Losses                                 447              342                        31
Net Income (a)                                     $    1,199         $  1,988                       (40)%

Net Income per Share:
--------------------
     Basic (a)                                     $     0.60         $   1.06                       (43)%
     Diluted (a)                                         0.58             1.01                       (43)
Cash Dividends Declared                                  0.34             0.32                         6
Share Price at Period End                               44.90            58.13                       (23)
Book Value at Period End                                21.17            18.49                        14

Common Shares Outstanding:
-------------------------
Average Common Shares:
     Basic                                            1,966.6          1,853.0                         6 %
     Diluted                                          2,032.2          1,945.1                         4
Common Shares at Period End                           1,984.2          1,837.5                         8

Performance Ratios:
------------------
Return on Average Total Assets (b)                       0.67%            1.23%                      (56) bp
Return on Average Common Equity (b)                      11.6             23.8                    (1,220)

Capital Ratios:
--------------
Tier 1 Capital Ratio                                      8.7%             8.5%                       20  bp
Total Capital Ratio                                      12.3             12.2                        10
Tier 1 Leverage                                           5.4              5.8                       (40)

-------------------------------------------------------------------------------------------------------------

                                                                 EXCLUDING JPMORGAN PARTNERS (f)
                                                   ----------------------------------------------------------
OPERATING BASIS (c)
Revenue                                            $    8,437         $  8,422                        --
Noninterest Expense                                     5,496            5,228                         5%
Credit Costs                                              688              596                        15
Earnings                                                1,463            1,681                       (13)
Diluted Earnings per Share                               0.71             0.85                       (16)
Return on Average Common Equity (b)                      17.0%            25.8%                     (880) bp
Overhead Ratio (d)                                         65               62                       300

CASH OPERATING BASIS:
Cash Earnings                                      $    1,635         $  1,772                        (8)%
Cash Diluted Earnings per Share                          0.80             0.90                       (11)
Shareholder Value Added (e)                               645            1,031                       (37)
Cash Return on Average Common Equity (b)                 19.0%            27.2%                     (820) bp
Cash Overhead Ratio (d)                                    63               61                       200

                                                                 INCLUDING JPMORGAN PARTNERS (f)
                                                   ----------------------------------------------------------
OPERATING BASIS (c)
Revenue                                            $    8,494         $  9,023                        (6)%
Noninterest Expense                                     5,598            5,353                         5
Credit Costs                                              688              596                        15
Earnings                                                1,436            1,988                       (28)
Diluted Earnings per Share                               0.70             1.01                       (31)
Return on Average Common Equity (b)                      13.9%            23.8%                     (990) bp
Overhead Ratio (d)                                         66               59                       700

CASH OPERATING BASIS:
Cash Earnings                                      $    1,613         $  2,081                       (22)%
Cash Diluted Earnings per Share                          0.78             1.06                       (26)
Shareholder Value Added (e)                               370            1,067                       (65)
Cash Return on Average Common Equity (b)                 15.6%            24.9%                     (930) bp
Cash Overhead Ratio (d)                                    64               58                       600



(a) Reported basis for the first quarter of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, related to the adoption of SFAS 133, relating to the accounting for derivative instruments and hedging activities. The impact on each of basic and diluted earnings per share was $(0.01).

(b)      Based on annualized amounts.

(c) Operating basis excludes the impact of credit card securitizations, merger and restructuring costs and special items. See page 26 for a reconciliation of results on a reported and operating basis.

Part I
Item 2 (continued)


(d) The overhead ratio is noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). The cash overhead ratio also excludes the impact of amortization of goodwill and certain other intangibles.

(e) SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles, minus preferred dividends and an explicit charge for capital. An integrated cost of capital was implemented during the first quarter of 2001. A 12% cost of capital has been used for all businesses except JPMP, which has a 15% cost of capital. Prior periods have been restated to conform with current methodologies.

(f) JPMP is JPMorgan Chase's private equity business. See pages 21 through 22 for its line of business results.

bp       - Denotes basis points; 100 bp equals 1%.

NM       - Not meaningful.

Part I
Item 2 (continued)


                             J.P. MORGAN CHASE & CO.
             CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
       (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS, EXCEPT RATES)


                                                       FIRST QUARTER 2001                            First Quarter 2000
                                           -------------------------------------------   -------------------------------------------
                                              AVERAGE                         RATE          Average                         Rate
                                              BALANCE       INTEREST      (ANNUALIZED)      Balance        Interest     (Annualized)
                                           ------------     --------      ------------   ------------      --------     ------------
ASSETS

Deposits with Banks                        $     7,517      $   139         7.51%        $    10,196       $    212       8.35%
Federal Funds Sold and
 Securities Purchased under
 Resale Agreements                              82,836        1,196         5.86              75,220          1,090       5.83
Securities and Trading Assets                  200,872        2,901         5.86 (a)         164,128          2,692       6.60 (a)
Securities Borrowed                             37,261          493         5.37              35,999            528       5.90
Loans                                          219,133        4,469         8.27             203,693          3,942       7.79
                                           -----------      -------                      -----------       --------
 Total Interest-Earning Assets                 547,619        9,198         6.81             489,236          8,464       6.96
Allowance for Loan Losses                       (3,699)                                       (3,699)
Cash and Due from Banks                         21,380                                        16,086
Trading Assets - Derivative Receivables         76,238                                        75,490
Other Assets                                    89,420                                        74,483
                                           -----------                                   -----------
Total Assets                               $   730,958                                   $   651,596
                                           ===========                                   ===========

LIABILITIES
Interest Bearing Deposits                  $   216,749        2,636         4.93%        $   216,462          2,507       4.66%
Federal Funds Purchased and
   Securities Sold under
   Repurchase Agreements                       152,675        2,136         5.67             119,224          1,566       5.28
Commercial Paper                                17,963          265         5.98              18,630            272       5.86
Other Borrowings (b)                            70,606          981         5.64              52,118            946       7.30
Long-Term Debt                                  47,445          744         6.36              45,084            735       6.56
                                           -----------      -------                      -----------       --------
Total Interest-Bearing Liabilities             505,438        6,762         5.43             451,518          6,026       5.37
                                           -----------      -------                      -----------       --------
Noninterest-Bearing Deposits                    55,213                                        52,338
Trading Liabilities - Derivative Payables       74,742                                        68,532
Other Liabilities                               52,263                                        43,887
                                           -----------                                   -----------
Total Liabilities                              687,656                                       616,275
                                           -----------                                   -----------
PREFERRED STOCK OF SUBSIDIARY                      550                                           550
                                           -----------                                   -----------
STOCKHOLDERS' EQUITY

Preferred Stock                                  1,487                                         1,622
Common Stockholders' Equity                     41,265                                        33,149
                                           -----------                                   -----------
Total Stockholders' Equity                      42,752                                        34,771
                                           -----------                                   -----------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity  $   730,958                                   $   651,596
                                           ===========                                   ===========
INTEREST RATE SPREAD                                                        1.38%                                         1.59%
                                                                            ====                                          ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                    $ 2,436         1.80%                          $  2,438       2.00%
                                                            =======         ====                           ========       ====


(a) For the three months ended March 31, 2001 and March 31, 2000, the annualized rate for available-for-sale securities based on historical cost was 5.95% and 6.09%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.95% and 6.47%, respectively.

(b) Includes securities sold but not yet purchased and structured notes and trust preferred notes.

Part I
Item 2 (continued)


                             J.P. MORGAN CHASE & CO.
                   QUARTERLY CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                    2001                               2000
                                                  --------      --------------------------------------------------
                                                   FIRST        Fourth         Third        Second         First
                                                  QUARTER       Quarter       Quarter       Quarter       Quarter
                                                  -------       -------       -------       -------       -------
REVENUE
Investment Banking Fees                           $   941       $ 1,051       $ 1,013       $ 1,107       $ 1,191
Trading Revenue                                     2,001         1,142         1,455         1,730         1,971
Fees and Commissions                                2,065         2,387         2,427         2,218         2,197
Private Equity - Realized Gains                       412           373           656           630           392
Private Equity - Unrealized Gains (Losses)           (285)         (471)         (676)         (171)          282
Securities Gains (Losses)                             455           118            90            24            (3)
Other Revenue                                         246         1,482           415            67           325
                                                  -------       -------       -------       -------       -------
TOTAL NONINTEREST REVENUE                           5,835         6,082         5,380         5,605         6,355
                                                  -------       -------       -------       -------       -------

Interest Income                                     9,180         9,922         9,423         8,858         8,440
Interest Expense                                    6,762         7,461         7,080         6,564         6,026
                                                  -------       -------       -------       -------       -------
NET INTEREST INCOME                                 2,418         2,461         2,343         2,294         2,414
                                                  -------       -------       -------       -------       -------

REVENUE BEFORE PROVISION FOR LOAN LOSSES            8,253         8,543         7,723         7,899         8,769
Provision for Loan Losses                             447           409           298           328           342
                                                  -------       -------       -------       -------       -------
TOTAL NET REVENUE                                   7,806         8,134         7,425         7,571         8,427
                                                  -------       -------       -------       -------       -------

EXPENSE
Compensation Expense                                3,357         3,310         3,135         2,963         3,340
Occupancy Expense                                     348           351           338           297           308
Technology and Communications                         654           668           632           574           580
Merger and Restructuring Costs                        328         1,302            79            50            --
Amortization of Intangibles                           177           186           157            92            93
Other Expense                                       1,062         1,227         1,011         1,099         1,032
                                                  -------       -------       -------       -------       -------
TOTAL NONINTEREST EXPENSE                           5,926         7,044         5,352         5,075         5,353
                                                  -------       -------       -------       -------       -------

INCOME BEFORE INCOME TAX EXPENSE AND
   EFFECT OF ACCOUNTING CHANGE                      1,880         1,090         2,073         2,496         3,074
Income Tax Expense                                    656           382           675           863         1,086
                                                  -------       -------       -------       -------       -------
INCOME BEFORE EFFECT OF                           $ 1,224       $   708       $ 1,398       $ 1,633       $ 1,988
   ACCOUNTING CHANGE

Net Effect of Change in Accounting Principle          (25)           --            --            --            --
                                                  -------       -------       -------       -------       -------
NET INCOME                                        $ 1,199       $   708       $ 1,398       $ 1,633       $ 1,988
                                                  =======       =======       =======       =======       =======

NET INCOME APPLICABLE TO COMMON STOCK             $ 1,178       $   687       $ 1,374       $ 1,607       $ 1,963
                                                  =======       =======       =======       =======       =======

NET INCOME PER SHARE (a)
Basic                                             $  0.60       $  0.36       $  0.73       $  0.87       $  1.06
                                                  =======       =======       =======       =======       =======
Diluted                                           $  0.58       $  0.34       $  0.69       $  0.83       $  1.01
                                                  =======       =======       =======       =======       =======



(a) Basic and diluted earnings per share have been reduced by $(0.01) in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

Part I
Item 2 (continued)


                             J.P. MORGAN CHASE & CO.
                      QUARTERLY CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)

                                                              MARCH 31,     Dec. 31,      Sept. 30,       June 30,      March 31,
                                                                 2001         2000           2000           2000           2000
                                                              ---------    ---------      ---------      ---------      ---------
ASSETS
Cash and Due from Banks                                       $  22,371    $  23,972      $  20,284      $  20,859      $  18,159
Deposits with Banks                                               7,979        8,333          8,669          8,768          8,190
Federal Funds Sold and Securities Purchased
   under Resale Agreements                                       71,147       69,474         69,413         69,421         70,048
Securities Borrowed                                              37,264       32,371         36,424         34,681         35,027
Trading Assets: Debt and Equity Instruments                     138,270      139,249        140,992        115,730        124,225
                Derivative Receivables                           78,907       76,373         67,028         68,728         78,258
Securities                                                       69,731       73,695         71,282         71,050         72,075
Loans (Net of Allowance for Loan Losses)                        213,116      212,385        214,496        203,611        198,870
Goodwill and Other Intangibles                                   15,351       15,833         15,678         10,012          9,858
Private Equity Investments                                       10,877       11,428         11,502         12,102         11,742
Accrued Interest and Accounts Receivable                         15,352       20,618         15,491         18,122         18,681
Premises and Equipment                                            7,085        7,087          6,863          6,584          6,460
Other Assets                                                     26,174       24,530         29,375         22,700         24,453
                                                              ---------    ---------      ---------      ---------      ---------
TOTAL ASSETS                                                  $ 713,624    $ 715,348      $ 707,497      $ 662,368      $ 676,046
                                                              =========    =========      =========      =========      =========

LIABILITIES
Deposits:
   Noninterest-Bearing                                        $  59,686    $  62,713      $  54,903      $  57,904      $  55,554
   Interest-Bearing                                             212,886      216,652        214,882        213,012        203,441
                                                              ---------    ---------      ---------      ---------      ---------
   Total Deposits                                               272,572      279,365        269,785        270,916        258,995
Federal Funds Purchased and Securities Sold
   under Repurchase Agreements                                  145,703      131,738        145,210        125,237        139,520
Commercial Paper                                                 16,281       24,851         19,462         13,354         15,031
Other Borrowed Funds                                             28,716       19,840         20,065         15,124         16,271
Trading Liabilities: Debt and Equity Instruments                 52,501       52,157         58,972         52,506         54,633
                     Derivative Payables                         73,312       76,517         65,253         65,531         72,117
Accounts Payable, Accrued Expenses and Other
   Liabilities, Including the Allowance for Credit Losses        33,575       40,754         37,225         34,298         33,820
Long-Term Debt                                                   42,609       43,299         45,634         44,528         45,825
Guaranteed Preferred Beneficial Interests in the Firm's
   Junior Subordinated Deferrable Interest Debentures             4,439        3,939          3,939          3,689          3,688
                                                              ---------    ---------      ---------      ---------      ---------
TOTAL LIABILITIES                                               669,708      672,460        665,545        625,183        639,900
                                                              ---------    ---------      ---------      ---------      ---------

PREFERRED STOCK OF SUBSIDIARY                                       550          550            550            550            550

STOCKHOLDERS' EQUITY
Preferred Stock                                                   1,362        1,520          1,522          1,522          1,622
Common Stock                                                      1,984        1,940          2,066          2,066          1,625
Capital Surplus                                                  11,663       11,598         12,427         12,205         12,280
Retained Earnings                                                28,592       28,096         31,678         30,887         29,848
Accumulated Other Comprehensive Income (Loss)                      (214)        (241)          (995)        (1,281)        (1,266)
Treasury Stock, at Cost                                             (21)        (575)        (5,296)        (8,764)        (8,513)
                                                              ---------    ---------      ---------      ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                       43,366       42,338         41,402         36,635         35,596
                                                              ---------    ---------      ---------      ---------      ---------
TOTAL LIABILITIES, PREFERRED STOCK OF
   SUBSIDIARY AND STOCKHOLDERS' EQUITY                        $ 713,624    $ 715,348      $ 707,497      $ 662,368      $ 676,046
                                                              =========    =========      =========      =========      =========

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------


The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

Basis Point Value ("BPV"): This measurement quantifies the change in the market value of JPMorgan Chase's assets and liabilities (that are not part of its trading activities) that would result from a one basis point change in interest rates. (Page 39)

Cash Operating Earnings: Operating earnings excluding the impact of the amortization of certain other intangibles. (Pages 14-15, 18-21, 23-25, 40 and
42)

Cash Overhead Ratio: Noninterest expense, excluding amortization of certain other intangibles, as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 18, 30, 42 and 43)

Chase USA: Chase Manhattan Bank USA, National Association. (Page 12)

FASB: Financial Accounting Standards Board. (Page 41)

Managed Credit Card Receivables or Managed Basis: JPMorgan Chase uses this terminology to refer to its credit card receivables on the balance sheet plus credit card receivables that have been securitized. (Pages 14, 18, 32 and 35)

Merger: The term refers to the December 31, 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated. (Pages 7-8, 15-17, 26, 30-31, 37, 42 and 43)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Pages 30 and 44)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, merger and restructuring costs and special items. (Pages 14-21, 23-31, 40, 42 and 43)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 30, 42 and 43)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: "Disclosures about Fair Value of Financial Instruments." (Page 13)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Page 7)

SFAS 125: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." (Page 41)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Pages 3, 7, 10-12, 14, 16, 42, 45 and 52)

SFAS 140: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." (Pages 9, 10 and 41)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 14, 18, 42 and 43)

Special Items: The 2001 first quarter included $328 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133. There were no special items in the first quarter of 2000. (Pages 14-16, 26, 30, 40, 42 and 43)

Stress Testing: Discloses market risk under plausible events in abnormal markets. (Pages 38 and 39)

Value-at-Risk ("VAR"): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. (Pages 37, 38 and 39)

Item 3            Quantitative and Qualitative Disclosures About Market Risk

                  For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 37-39 of this Form 10-Q.

PART II - OTHER INFORMATION

Item 1            Legal Proceedings

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

                  In August 1999, Sumitomo Corporation filed a separate action against J.P. Morgan & Co., Morgan Guaranty Trust Company of New York and a former Morgan employee (collectively "Morgan") in the United States District Court for the Southern District of New York. The complaint in this action contains allegations, similar to the allegations in the complaint filed by Sumitomo against Chase, that during the period from 1993 to 1996, Morgan assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Morgan knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under RICO and New York common law and alleges damages of $735 million (subject to trebling under RICO), plus punitive damages. The separate actions against Chase and Morgan have been consolidated for discovery purposes.

                  Chase Securities Inc. ("CSI") has been named as a defendant or third-party defendant in 13 actions that were filed in either the United States District Court for the Northern District of Oklahoma or in Oklahoma state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to CSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. CSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against CSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against CSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

                  The Securities and Exchange Commission ("SEC") investigated the question of whether, in connection with the bond paying agency function within JPMorgan Chase's Institutional Trust Services group, there had been violations of its transfer agency recordkeeping or reporting regulations and whether JPMorgan Chase's disclosure regarding these issues had been adequate and timely. The conditions giving rise to the alleged violations have since been addressed, and JPMorgan Chase has made an offer of settlement to the SEC, which is under consideration.

Item 1            Legal Proceedings (continued)

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

Item 2            Sales of Unregistered Common Stock

                  During the first quarter of 2001, shares of common stock of J.P. Morgan Chase were issued in transactions exempt from registration under the Securities Act of 1933 pursuant to
                  Section 4(2) thereof. Shares of common stock were issued to retired directors who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors as follows: January 2, 2001 - 31,365 shares and January 5, 2001 - 1,848 shares. Shares of common stock were issued to retired employees who had deferred receipt of such common shares pursuant to the Corporate Performance Incentive Plan as follows: January 31, 2001 - 19,764 shares; February 16, 2001 - 436 shares; February 21, 2001 - 552 shares; and February 22, 2001 - 171 shares.

Item 6            Exhibits and Reports on Form 8-K (A) Exhibits:

                  11     -   Computation of Earnings per Common Share
                  12(a)  -   Computation of Ratio of Earnings to Fixed Charges
                  12(b)  -   Computation of Ratio of Earnings to Fixed Charges
                             and Preferred Stock Dividend Requirements

                  (B) Reports on Form 8-K:

                  JPMorgan Chase filed 2 reports on Form 8-K during the quarter ended March 31, 2001, as follows:

                  Form 8-K dated January 17, 2001: JPMorgan Chase announced the fourth quarter and full-year 2000 results.

                  Form 8-K dated January 31, 2001: JPMorgan Chase announced the business outlook summary of the investor presentation of January 17, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          J.P. MORGAN CHASE & CO.
                                       ------------------------------
                                                 (Registrant)







Date May 15, 2001                      By      /s/ Joseph L. Sclafani
     ------------                         --------------------------------------
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




GRAPHIC
NUMBER       PAGE     DESCRIPTION
-------      ----     -----------
     1         38     Bar Graph entitled "Daily Market Risk-Related Revenue for the First Quarter 2001" presenting the following information:

                      Millions of Dollars     0><10   10><20    20><30     30><40    40><50      50><60     60><70
                      -------------------     -----   ------    ------     ------    ------      ------     ------
                      Number of trading
                      days revenue was
                      within the above
                      prescribed positive
                      range                     4        6        7          8          7           10        3


                                            70><80   80><90     90><100   100><110  110><120   Over 120
                                            ------   ------     -------   --------  --------   --------

                                               6       2           2          2         1          2



                      Millions of Dollars    0><(10)  Over (10)
                                             ------   ---------
                      Number of trading
                      days revenue was
                      within the above
                      prescribed negative
                      range                    1          1




                    Average Daily Revenue was $48.2 million

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED

EXHIBIT NO.                  EXHIBITS                      PAGE AT WHICH LOCATED
----------                   --------                      ---------------------
   11               Computation of Earnings                         52
                    per Common Share

   12(a)            Computation of Ratio of                         53
                    Earnings to Fixed Charges

   12(b)            Computation of Ratio of                         54
                    Earnings to Fixed Charges
                    and Preferred Stock Dividend
                    Requirements