Form 10-Q
period 2001-06-30
J P MORGAN CHASE & CO
filed 2001-08-14
CIK 19617

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2001                COMMISSION FILE NUMBER 1-5805
                      -------------                                       ------



                             J.P. MORGAN CHASE & CO.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




           DELAWARE                                             13-2624428
  ------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)



  270 PARK AVENUE, NEW YORK, NEW YORK                                 10017
  -----------------------------------                               ----------
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


                                                          YES   X    NO
                                                              ----      ----

COMMON STOCK, $1 PAR VALUE                                         1,986,285,709
--------------------------------------------------------------------------------

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK ON JULY 31, 2001.

================================================================================


                                    FORM 10-Q
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                               Page
------------------------------                                                               ----
Item 1
Financial Statements - J.P. Morgan Chase & Co.:

              Consolidated Statement of Income for three and six months ended
              June 30, 2001 and June 30, 2000                                                  3

              Consolidated Balance Sheet at June 30, 2001 and
              December 31, 2000                                                                4

              Consolidated Statement of Changes in Stockholders' Equity for
              the six months ended June 30, 2001 and June 30, 2000                             5

              Consolidated Statement of Cash Flows for the six months
              ended June 30, 2001 and June 30, 2000                                            6

           Notes to Consolidated Financial Statements                                       7-13


Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                           14-49

           Glossary of Terms                                                                  50

Item 3     Quantitative and Qualitative Disclosures about Market Risk                         51

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                               51-52

Item 2     Sales of Unregistered Common Stock                                                 52

Item 4     Submission of Matters to a Vote of Security Holders                             53-54

Item 6     Exhibits and Reports on Form 8-K                                                   54



================================================================================

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

Part I
Item 1

                             J.P. MORGAN CHASE & CO.
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              SECOND QUARTER                SIX MONTHS
                                                          -----------------------     ---------------------
                                                           2001            2000          2001         2000
-----------------------------------------------------------------------------------------------------------
REVENUE
Investment Banking Fees                               $     929         $  1,107      $  1,870     $  2,298
Trading Revenue                                           1,261            1,730         3,262        3,701
Fees and Commissions                                      2,388            2,218         4,453        4,415
Private Equity - Realized Gains (Losses)                    (46)             630           366        1,022
Private Equity - Unrealized Gains (Losses)                 (783)            (171)       (1,068)         111
Securities Gains                                             67               24           522           21
Other Revenue                                               274               67           520          392
------------------------------------------------------------------------------------------------------------
Total Noninterest Revenue                                 4,090            5,605         9,925       11,960
------------------------------------------------------------------------------------------------------------
Interest Income                                           8,469            8,858        17,649       17,298
Interest Expense                                          5,688            6,564        12,450       12,590
------------------------------------------------------------------------------------------------------------
Net Interest Income                                       2,781            2,294         5,199        4,708
------------------------------------------------------------------------------------------------------------


Revenue before Provision for Loan Losses                  6,871            7,899        15,124       16,668
Provision for Loan Losses                                   525              328           972          670
------------------------------------------------------------------------------------------------------------
Total Net Revenue                                         6,346            7,571        14,152       15,998
------------------------------------------------------------------------------------------------------------

EXPENSE
Compensation Expense                                      3,052            2,963         6,409        6,303
Occupancy Expense                                           327              297           675          605
Technology and Communications                               674              574         1,328        1,154
Merger and Restructuring Costs                              478               50           806           50
Amortization of Intangibles                                 183               92           360          185
Other Expense                                             1,047            1,099         2,109        2,131
------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                 5,761            5,075        11,687       10,428
------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT
  OF ACCOUNTING CHANGE                                      585            2,496         2,465        5,570
Income Tax Expense                                          207              863           863        1,949
------------------------------------------------------------------------------------------------------------

INCOME BEFORE EFFECT OF ACCOUNTING CHANGE             $     378         $  1,633      $  1,602     $  3,621
Net Effect of Change in Accounting Principle                 --               --           (25)          --
------------------------------------------------------------------------------------------------------------

NET INCOME                                            $     378         $  1,633      $  1,577     $  3,621

------------------------------------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON STOCK                 $     359         $  1,607      $  1,537     $  3,570

------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE (a)
Basic                                                 $    0.18         $   0.87      $   0.78     $   1.92
Diluted                                               $    0.18         $   0.83      $   0.76     $   1.84

--------------------------------------------------------------------------------------------------------------

(a) Basic and diluted earnings per share have been reduced by $(0.01) in the first six months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

--------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                             J.P. MORGAN CHASE & CO.
                           CONSOLIDATED BALANCE SHEET
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                JUNE 30,         December 31,
                                                                                   2001                2000
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due from Banks                                                       $   24,219         $  23,972
Deposits with Banks                                                               11,903             8,333
Federal Funds Sold and Securities Purchased under Resale Agreements               61,308            69,474
Securities Borrowed                                                               38,296            32,371
Trading Assets: Debt and Equity Instruments                                      139,135           139,249
                Derivative Receivables                                            68,910            76,373
Securities: Available-for-Sale                                                    67,974            73,106
            Held-to-Maturity (Fair Value: $520 at June 30, 2001 and $593
            at December 31, 2000)                                                    514               589
Loans (Net of Allowance for Loan Losses of $3,673 at June 30, 2001
       and $3,665 at December 31, 2000)                                          216,245           212,385
Goodwill and Other Intangibles                                                    16,224            15,833
Private Equity Investments                                                         9,855            11,428
Accrued Interest and Accounts Receivable                                          17,080            20,618
Premises and Equipment                                                             7,186             7,087
Other Assets                                                                      33,853            24,530

-------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $  712,702         $ 715,348

-------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-Bearing                                                         $   64,231         $  62,713
  Interest-Bearing                                                               212,573           216,652
                                                                              ----------         ---------
  Total Deposits                                                                 276,804           279,365
Federal Funds Purchased and Securities Sold under Repurchase Agreements          155,062           131,738
Commercial Paper                                                                  19,985            24,851
Other Borrowed Funds                                                              18,418            19,840
Trading Liabilities: Debt and Equity Instruments                                  53,571            52,157
                     Derivative Payables                                          62,373            76,517
Accounts Payable and Other Liabilities (including the Allowance for
  Credit Losses of $285 at June 30, 2001 and $283 at December 31, 2000)           38,157            40,754
Long-Term Debt                                                                    40,917            43,299
Guaranteed Preferred Beneficial Interests in the Firm's
    Junior Subordinated Deferrable Interest Debentures                             4,439             3,939

-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                669,726           672,460

-------------------------------------------------------------------------------------------------------------

PREFERRED STOCK OF SUBSIDIARY                                                        550               550

-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock                                                                    1,025             1,520
Common Stock (Authorized 4,500,000,000 Shares, Issued 1,989,576,087 Shares
   at June 30, 2001 and 1,940,109,081 Shares at December 31, 2000)                 1,990             1,940
Capital Surplus                                                                   12,000            11,598
Retained Earnings                                                                 28,265            28,096
Accumulated Other Comprehensive Income (Loss)                                       (834)             (241)
Treasury Stock, at Cost (391,153 Shares at June 30, 2001
   and 11,618,856 Shares at December 31, 2000)                                       (20)             (575)

-------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        42,426            42,338

-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
   AND STOCKHOLDERS' EQUITY                                                   $  712,702         $ 715,348
-------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)

                             J.P. MORGAN CHASE & CO.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JUNE 30,                                                      2001                2000
------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance at Beginning of Year                                                $   1,520            $  1,622
Redemption of Stock                                                              (450)               (100)
Purchase of Treasury Stock                                                        (45)                 --

-------------------------------------------------------------------------------------------------------------

Balance at End of Period                                                        1,025               1,522

-------------------------------------------------------------------------------------------------------------

COMMON STOCK
Balance at Beginning of Year                                                    1,940               1,625
Issuance of Common Stock for a Three-for-Two Stock Split                           --                 441
Issuance of Common Stock                                                           48                  --
Issuance of Common Stock for Purchase Accounting Acquisitions                       2                  --

-------------------------------------------------------------------------------------------------------------

Balance at End of Period                                                        1,990               2,066

-------------------------------------------------------------------------------------------------------------

CAPITAL SURPLUS
Balance at Beginning of Year                                                   11,598              12,724
Issuance of Common Stock for a Three-for-Two Stock Split                           --                (441)
Issuance of Common Stock for Purchase Accounting Acquisitions                      79                  --
Shares Issued and Commitments to Issue Common Stock for
  Employee Stock-Based Awards and Related Tax Effects                             323                 (78)
-------------------------------------------------------------------------------------------------------------

Balance at End of Period                                                       12,000              12,205
------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance at Beginning of Year                                                   28,096              28,455
Net Income                                                                      1,577               3,621
Cash Dividends Declared:  Preferred Stock                                         (40)                (51)
                          Common Stock ($0.68 and $0.64 per share)             (1,368)             (1,138)
-------------------------------------------------------------------------------------------------------------

Balance at End of Period                                                       28,265              30,887

-------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at Beginning of Year                                                     (241)             (1,428)
Other Comprehensive Income (Loss)                                                (593)                147

-------------------------------------------------------------------------------------------------------------

Balance at End of Period                                                         (834)             (1,281)

-------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST
Balance at Beginning of Year                                                     (575)             (7,942)
Purchase of Treasury Stock                                                         --              (2,153)
Reissuance of Treasury Stock                                                      555               1,331
-------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                          (20)             (8,764)
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  $  42,426            $ 36,635
-------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME
Net Income                                                                  $   1,577            $  3,621
Other Comprehensive Income (Loss)                                                (593)                147
-------------------------------------------------------------------------------------------------------------

Comprehensive Income                                                        $     984            $  3,768
-------------------------------------------------------------------------------------------------------------



     The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)



                             J.P. MORGAN CHASE & CO.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

SIX MONTHS ENDED JUNE 30,                                                      2001                 2000
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                              $     1,577             $    3,621
Adjustments to Reconcile Net Income to Net Cash (Used in)
  Provided by Operating Activities:
    Provision for Loan Losses                                                   972                    670
    Merger and Restructuring Costs                                              806                     50
    Depreciation and Amortization                                             1,381                  1,113
    Private Equity Unrealized (Gains) Losses and Write-offs                   1,223                   (111)
    Net Change in:
      Trading-Related Assets                                                  7,577                 (3,863)
      Securities Borrowed                                                    (5,925)                 1,357
      Accrued Interest and Accounts Receivable                                3,538                  3,565
      Other Assets                                                          (10,267)                (3,137)
      Trading-Related Liabilities                                           (12,939)                (2,303)
      Accounts Payable and Other Liabilities                                 (3,279)                 2,058
      Other, Net                                                               (172)                (1,415)

------------------------------------------------------------------------------------------------------------
Net Cash (Used in) Provided by Operating Activities                         (15,508)                 1,605
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net Change in:
    Deposits with Banks                                                      (3,570)                21,644
    Federal Funds Sold and Securities Purchased under Resale Agreements       8,166                (17,228)
    Loans Due to Sales and Securitizations                                   25,164                 12,468
    Other Loans, Net                                                        (28,718)               (18,085)
    Other, Net                                                                2,834                   (858)
Held-to-Maturity Securities:    Proceeds                                         75                    236
                                Purchases                                        --                    (66)
Available-for-Sale Securities:  Proceeds from Maturities                      5,349                  5,603
                                Proceeds from Sales                          84,974                 41,882
                                Purchases                                   (88,679)               (43,011)
Cash Used in Acquisitions                                                    (1,677)                    --
Proceeds from Divestitures of Nonstrategic Businesses and Assets                106                     --

-------------------------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                                     4,024                  2,585

-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net Change in:
    Domestic Deposits                                                         5,486                 (2,415)
    Foreign Deposits                                                         (8,047)               (13,807)
    Federal Funds Purchased and Securities Sold under
      Repurchase Agreements                                                  23,324                 21,632
    Commercial Paper and Other Borrowed Funds                                (6,288)                (7,369)
    Other, Net                                                                   (7)                  (441)
Proceeds from the Issuance of Long-Term Debt and Capital Securities           7,289                  7,557
Repayments of Long-Term Debt                                                 (9,164)                (4,660)
Proceeds from the Issuance of Stock and Stock-Related Awards                    926                    776
Redemption of Preferred Stock                                                  (450)                  (100)
Treasury Stock Purchased                                                        (45)                (2,153)
Cash Dividends Paid                                                          (1,325)                (1,113)

-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                          11,699                 (2,093)
-------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Due from Banks                       32                     70
Net Increase in Cash and Due from Banks                                         247                  2,167
Cash and Due from Banks at December 31, 2000 and 1999                        23,972                 18,692
-------------------------------------------------------------------------------------------------------------
Cash and Due from Banks at June 30, 2001 and 2000                       $    24,219             $   20,859
Cash Interest Paid                                                      $    12,352             $   11,599
Taxes Paid                                                              $       390             $    1,535
-------------------------------------------------------------------------------------------------------------

  The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I
Item 1 (continued)


--------------------------------------------------------------------------------
See Glossary of Terms on page 50 for definition of terms used throughout the Notes to Consolidated Financial Statements.
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MERGER WITH J.P. MORGAN & CO. INCORPORATED
On December 31, 2000, J.P. Morgan & Co. Incorporated ("J.P. Morgan") merged with and into The Chase Manhattan Corporation ("Chase"). Upon consummation of the merger, Chase changed its name to J.P. Morgan Chase & Co. ("JPMorgan Chase", "JPMC" or "the Firm"). The merger was accounted for as a pooling of interests and, accordingly, the information included in these financial statements and consolidated notes reflects the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain amounts have been reclassified to conform to the current presentation.

NOTE 2 - BASIS OF PRESENTATION
The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to U.S. generally accepted accounting principles ("GAAP") and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase's 2000 Annual Report on Form 10-K ("2000 Annual Report"), with the exception of Note 3 below, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 3 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
On January 1, 2001, JPMorgan Chase adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. The adoption of SFAS 133 resulted in an after-tax reduction to net income of $25 million and an after-tax reduction to other comprehensive income ("OCI") of $36 million. The impact of reclassifying certain SFAS 115 securities from available-for-sale to trading was not material at the adoption date.

The majority of JPMorgan Chase's derivatives are entered into for trading purposes and were not affected by the adoption of SFAS 133. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For further discussion of the Firm's use of derivative instruments, see Note 3 of the JPMorgan Chase March 31, 2001 Form 10-Q in addition to Note 25 and page 50 of the JPMorgan Chase 2000 Annual Report.

The following table presents derivative instrument and hedging related activities for the periods indicated:

==========================================================================================================

(in millions)                                                   SECOND QUARTER             SIX MONTHS
                                                                --------------            ------------
                                                                     2001                     2001
                                                                  --------                 ---------
Fair Value Ineffective Hedging Net Gains (a)                      $   70                    $    76
Cash Flow Ineffective Hedging Net Gains (Losses) (a)                   1                         (3)
Cash Flow Hedging Gains (Losses) on Forecasted
   Transactions that did not occur                                    --                         40
Expected Reclassifications from OCI to Earnings                      (46) (b)                   (87) (b)
Net Investment Hedging (Losses) on Forward Points                    (10) (c)                   (27) (c)
----------------------------------------------------------------------------------------------------------


(a) Includes ineffectiveness and the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

(b) Represents the reclassification of net losses on derivative instruments from OCI to earnings that are expected to occur over the next 12 months.

(c) Represents the forward points on forward foreign exchange ("FX") contracts used to hedge the investments in foreign subsidiaries in foreign currencies.

================================================================================

Part I
Item 1 (continued)


NOTE 4 - MERGER AND RESTRUCTURING COSTS
The following table shows the activity in the merger liability for the six months ended June 30, 2001:
================================================================================

(dollars in millions)

MERGER LIABILITY                                                                          2001
                                                                                       ----------
Liability Balance at December 31, 2000                                                 $     917
Liability Utilized in the six months ended June 30                                          (421)
                                                                                       ---------
Liability Balance at June 30, 2001                                                     $     496
                                                                                       =========

Employee Reductions as a result of the Merger during 2001                                  4,508
Cumulative Employee Reductions as a result of the Merger since the
  Merger announcement (including attrition of approximately 28% of the total)              4,663

================================================================================

Additionally, during the second quarter of 2001, the Firm incurred $478 million of costs relating to previously announced merger actions ($405 million) and to relocation and other business initiatives ($73 million). Under current accounting pronouncements, these costs (primarily system integration costs, facilities costs and retention payments) are not recognized until incurred. For a discussion of JPMorgan Chase's merger and restructuring costs, refer to Note 7 and page 42 of JPMorgan Chase's 2000 Annual Report.

NOTE 5 - TRADING ASSETS AND LIABILITIES
For a discussion of the accounting policies relating to trading assets and liabilities, see Note 1 of JPMorgan Chase's 2000 Annual Report.

The following table presents trading assets and trading liabilities for the dates indicated.

================================================================================

(in millions)                                                      JUNE 30,           December 31,
                                                                      2001                    2000
                                                               -----------            ------------
TRADING ASSETS
Debt and Equity Instruments:
   U.S. Government, Federal Agencies and
     Municipal Securities                                       $     41,598            $   43,251
   Certificates of Deposit, Bankers' Acceptances
     and Commercial Paper                                              8,455                 7,258
   Debt Securities Issued by Foreign Governments                      40,519                41,631
   Corporate Securities and Other                                     48,563                47,109
                                                                ------------            ----------
Total Trading Assets - Debt and Equity Instruments              $    139,135            $  139,249
                                                                ============            ==========

Derivative Receivables:
   Interest Rate Contracts                                      $     36,253            $   41,124
   Foreign Exchange Contracts                                         15,455                15,484
   Debt, Equity, Commodity and Other Contracts                        17,202                19,765
                                                                ------------            ----------
Total Trading Assets - Derivative Receivables                   $     68,910            $   76,373
                                                                ============            ==========

TRADING LIABILITIES
Debt and Equity Instruments:
   Securities Sold, Not Yet Purchased                           $     53,190            $   51,762
   Structured Notes                                                      381                   395
                                                                ------------            ----------
Total Trading Liabilities - Debt and Equity Instruments         $     53,571            $   52,157
                                                                ============            ==========

Derivative Payables:
   Interest Rate Contracts                                      $     27,845            $   27,968
   Foreign Exchange Contracts                                         14,174                17,759
   Debt, Equity, Commodity and Other Contracts                        20,354                30,790
                                                                ------------            ----------
Total Trading Liabilities - Derivative Payables                 $     62,373            $   76,517
                                                                ============            ==========

================================================================================

Debt and equity instruments pledged as collateral that can be sold or repledged by the secured party amounted to $56.3 billion at June 30, 2001 and $53.6 billion at December 31, 2000.

Part I
Item 1 (continued)


NOTE 6 - SECURITIES
For a discussion of the accounting policies relating to securities, see Note 1 of JPMorgan Chase's 2000 Annual Report.

The following table presents realized gains and losses from available-for-sale ("AFS") securities.

================================================================================

(in millions)                                          SECOND QUARTER                   SIX MONTHS
                                               -----------------------------     ------------------------
                                                   2001             2000            2001         2000
                                               ----------       ----------       ---------     ---------
Realized Gains                                  $    176         $   142          $    827      $   251
Realized Losses                                     (109)           (118)             (305)        (230)
                                                --------         -------          --------      -------
Net Realized Gains                              $     67         $    24          $    522      $    21
                                                ========         =======          ========      =======

================================================================================

The amortized cost and estimated fair value of securities were as follows for the dates indicated:
================================================================================


(in millions)                                           JUNE 30, 2001                December 31, 2000
                                               -----------------------------     ------------------------
                                                  AMORTIZED           FAIR        Amortized       Fair
AVAILABLE-FOR-SALE SECURITIES                       COST              VALUE         Cost          Value
                                                -----------        ---------     ---------      --------
U.S. Government and Federal
    Agency/Corporation Obligations:
      Mortgage-Backed Securities                 $  30,444         $  29,712     $  38,107      $  37,168
      Collateralized Mortgage Obligations            2,567             2,419         5,130          5,215
      U.S. Treasuries                               16,366            16,015        16,250         16,294
Obligations of State and Political Subdivisions      1,211             1,297           896            967
Debt Securities Issued by Foreign Governments       16,943            16,931        10,749         10,800
Corporate Debt, Equity and Other (a)                 1,593             1,600         2,434          2,662
                                                 ---------         ---------     ---------      ---------
      Total Available-for-Sale Securities        $  69,124         $  67,974     $  73,566      $  73,106
                                                 =========         =========     =========      =========
HELD-TO-MATURITY SECURITIES (b)                  $     514         $     520     $     589      $     593
                                                 =========         =========     =========      =========

--------------------------------------------------------------------------------

(a) Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.

(b)     Primarily mortgage-backed securities.
================================================================================


AFS securities pledged as collateral that can be sold or repledged by the secured party amounted to $30.6 billion and $28.7 billion at June 30, 2001 and December 31, 2000, respectively.

NOTE 7 - MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in residential mortgage servicing rights ("MSRs"):

================================================================================

(in millions)                                                     SIX MONTHS
                                                    ------------------------------------
                                                         2001                  2000
                                                      ---------            ----------
Balance at Beginning of Period                        $   6,362            $  5,187
Originations and Purchases of MSRs                        1,848                 909
Sales                                                       (83)               (159)
Pre-SFAS 133 Hedging Activities                              --                 112
Amortization of MSRs                                       (499)               (310)
SFAS 133 Hedge Valuation Adjustments                        (81)                 --
Change in Valuation Allowance                              (474)                 --
                                                      ----------           --------
Balance at June 30,                                   $   7,073            $  5,739
                                                      =========            ========
Estimated Fair Value at June 30,                      $   7,100
                                                      =========


Weighted-Average Prepayment Speed Assumption              11.07% CPR
Weighted-Average Discount Rate                             9.27%

--------------------------------------------------------------------------------
CPR - Constant prepayment rate.
================================================================================

Part I
Item 1 (continued)


Various interest rate derivatives are designated as fair value hedges of residential mortgage servicing rights. SFAS 133 hedge valuation adjustments are adjustments to the carrying value of the MSRs. For the six months ended June 30, 2001, the SFAS 133 hedge valuation adjustments, which include the impact of adopting SFAS 133, totaled $81 million. These losses were partially offset by derivative gains, including SFAS 133 hedges, of $66 million. In addition, certain AFS securities are used as economic hedges of the MSRs with gains on sales of the securities partially offsetting impairment losses on the MSRs. During the six months 2001, there was a $474 million unfavorable change in the valuation allowance, partially offset by $315 million of realized AFS security gains.

NOTE 8 - SUBORDINATED DEFERRABLE INTEREST DEBENTURES
At June 30, 2001, 11 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $4,439 million of capital securities, net of discount. There were no issuances or redemptions of capital securities during the second quarter of 2001. For a discussion of these business trusts, see page 78 of JPMorgan Chase's 2000 Annual Report and Note 8 of JPMorgan Chase's March 31, 2001 Form 10-Q.

NOTE 9 - EARNINGS PER SHARE
For a discussion of JPMorgan Chase's earnings per share ("EPS"), see Note 17 of the 2000 Annual Report. For the calculation of basic and diluted EPS for the second quarter and six months ended June 30, 2001 and 2000, see Exhibit 11 on page 57.

NOTE 10 - COMPREHENSIVE INCOME
Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

================================================================================

SIX MONTHS ENDED JUNE 30,
(in millions)                                                     2001
                               --------------------------------------------------------------------------
                                                                                             ACCUMULATED
                                                                                                OTHER
                               UNREALIZED            TRANSLATION          CASH FLOW         COMPREHENSIVE
                              GAINS(LOSSES)          ADJUSTMENTS           HEDGES           INCOME (LOSS)
                              -------------          -----------           ------           -------------
Beginning Balance              $    (244)             $      3           $     --            $   (241)
Change during Period                (457)                   (9) (b)          (127) (d)           (593)
                               ---------              ------------       ----------          --------
Ending Balance                 $    (701) (a)         $     (6) (c)      $   (127)           $   (834)
                               ==========             ===========        ========            ========

                                                                  2000
                               --------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                                Other
                               Unrealized            Translation          Cash Flow         Comprehensive
                              Gains(Losses)          Adjustments           Hedges           Income (Loss)
                              -------------          -----------           ------           -------------
Beginning Balance              $  (1,427)             $     (1)          $    N/A            $ (1,428)
Change during Period                 143                     4                N/A                 147
                               ---------              --------           --------            --------
Ending Balance                 $  (1,284) (a)         $      3 (c)       $    N/A            $ (1,281)
                               ==========             =========          ========            ========

-----------------------------------------------------------------------------------------------------------

(a) Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.
(b) Includes $313 million of after-tax losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $304 million of after-tax gains on hedges.
(c) Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.
(d) Includes $16 million of after-tax losses reclassified to income and $143 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income. The net derivative amounts included in OCI as of June 30, 2001 are expected to be reclassified into earnings through 2011.
N/A - Not applicable, as SFAS 133 was adopted effective January 1, 2001.
================================================================================

Part I
Item 1 (continued)


NOTE 11 - CAPITAL
For a discussion of the calculation of risk-based capital ratios, see Note 23 of JPMorgan Chase's 2000 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At June 30, 2001, the Firm and each of its depository institutions, including those listed in the table below, were "well-capitalized" as defined by banking regulators.

================================================================================

                                                                SIGNIFICANT BANKING SUBSIDIARIES
                                                      -------------------------------------------------
JUNE 30, 2001                                            THE CHASE            MORGAN
(in millions, except ratios)   JPMORGAN CHASE (a)     MANHATTAN BANK    GUARANTY TRUST CO.    CHASE USA
                               --------------         --------------    ------------------    ---------
Tier 1 Capital                  $ 39,069              $    21,804          $ 10,873           $  3,338
Total Capital                     55,027                   29,814            13,356              5,138
Risk-Weighted Assets (b)         451,191                  274,378           117,104             43,709
Adjusted Average Assets          727,078                  406,428           173,306             46,812

Tier 1 Capital Ratio                8.66%                    7.95%             9.28%              7.64%
Total Capital Ratio                12.20                    10.87             11.41              11.76
Tier 1 Leverage Ratio               5.37                     5.36              6.27               7.13

-----------------------------------------------------------------------------------------------------------

(a) Assets and capital amounts for JPMorgan Chase's significant banking subsidiaries reflect intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.
(b) Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $147,395 million, $87,525 million, $56,041 million and $3,565 million, respectively.

================================================================================

NOTE 12 - INTEREST INCOME AND INTEREST EXPENSE
The following table details the components of interest income and interest expense.

================================================================================

(in millions)                                          SECOND QUARTER                   SIX MONTHS
                                               -----------------------------     ------------------------
INTEREST INCOME                                     2001             2000           2001         2000
---------------                                  -----------      --------       ---------     ---------
Loans                                            $  4,090          $ 4,118       $   8,558     $  8,059
Securities                                            985            1,082           2,038        2,234
Trading Assets                                      1,860            1,753           3,691        3,270
Federal Funds Sold and Securities
   Purchased under Resale Agreements                1,076            1,201           2,272        2,291
Securities Borrowed                                   347              528             840        1,056
Deposits with Banks                                   111              176             250          388
                                                 --------          -------       ---------     --------
TOTAL INTEREST INCOME                               8,469            8,858          17,649       17,298

INTEREST EXPENSE
----------------
Deposits                                            2,122            2,644           4,758        5,151
Short-Term and Other Liabilities                    2,932            3,147           6,314        5,931
Long-Term Debt                                        634              773           1,378        1,508
                                                 --------          -------       ---------     --------
TOTAL INTEREST EXPENSE                              5,688            6,564          12,450       12,590
                                                 --------          -------       ---------     --------
NET INTEREST INCOME                                 2,781            2,294           5,199        4,708
Provision for Loan Losses                             525              328             972          670
                                                 --------          -------       ---------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      $  2,256          $ 1,966       $   4,227     $  4,038
                                                 ========          =======       =========     ========

================================================================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES
For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I
Item 1 (continued)

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
For a discussion of JPMorgan Chase's fair value methodologies, see Note 28 of JPMorgan Chase's 2000 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

================================================================================

(in billions)                          JUNE 30, 2001                             December 31, 2000
                          ----------------------------------------   -------------------------------------
                           CARRYING     ESTIMATED    APPRECIATION/    Carrying     Estimated  Appreciation/
                            VALUE      FAIR VALUE   (DEPRECIATION)      Value      Fair Value (Depreciation)
----------------------------------------------------------------------------------------------------------
Total Financial Assets     $   689.5   $   693.4      $    3.9         $  691.0   $   693.1      $ 2.1
                           =========   =========                       ========   =========
Total Financial
  Liabilities              $   668.9   $   668.8           0.1         $  670.3   $   670.3         --
                           =========   =========      --------         ========   =========      -----

Estimated Fair Value in
  Excess of Carrying Value                            $    4.0                                  $ 2.1
                                                      ========                                   =====
==========================================================================================================


NOTE 15 - ACCOUNTING DEVELOPMENTS
For a discussion of JPMorgan Chase's recent accounting developments, see page 44 of this Form 10-Q.


NOTE 16 - SEGMENT INFORMATION
JPMorgan Chase is organized into five major businesses: Investment Bank, Investment Management & Private Banking, Treasury & Securities Services, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information is currently evaluated by the Firm's management. For a further discussion concerning JPMorgan Chase's business segments, see Lines of Business Results in the Management's Discussion and Analysis ("MD&A") section of this Form 10-Q on pages 17 through 25.

Shareholder Value Added ("SVA") is JPMorgan Chase's primary performance measure of its businesses. SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. The Firm implemented an integrated cost of capital during the first quarter of 2001. A 12% cost of capital has been used for all businesses except JPMorgan Partners. This business is charged a 15% cost of equity capital, which is equivalent to a representative after-tax hurdle rate for private equity investments. The effective cost of equity capital used in the SVA framework for JPMorgan Chase overall is 12%. All prior periods have been restated. See Management Performance Measurements in the MD&A on page 25 and Note 29 of JPMorgan Chase's 2000 Annual Report for a further discussion of performance measurements and policies for cost allocation.

The table below presents a reconciliation of the combined segment information to the Firm's reported net income as included in the Consolidated Statement of Income.

================================================================================

(in millions)                                         SECOND QUARTER                    SIX MONTHS
                                                ---------------------------     --------------------------
                                                    2001             2000          2001           2000
                                                 ----------      ----------      ---------      ---------
SEGMENTS' CASH OPERATING EARNINGS                $    899        $  1,890        $  2,658        $  4,039
Corporate/Reconciling Items                           (26)            (41)           (172)           (109)
                                                 --------        --------        --------        --------
CONSOLIDATED CASH OPERATING EARNINGS                  873           1,849           2,486           3,930
Amortization of Intangibles                          (183)            (92)           (360)           (185)
                                                 --------        --------        --------        --------
CONSOLIDATED OPERATING EARNINGS                       690           1,757           2,126           3,745
Special Items and Restructuring Costs                (312)           (124)           (524)           (124)
Net Effect of Change in Accounting Principle           --              --             (25)             --
                                                 --------        --------        --------        --------
CONSOLIDATED NET INCOME                          $    378        $  1,633        $  1,577        $  3,621
                                                 ========        ========        ========        ========

================================================================================

Part I
Item 1 (continued)

The following table provides the Firm's segment results.

================================================================================

                                       INVESTMENT                             RETAIL &
                                       MANAGEMENT   TREASURY &              MIDDLE MARKET CORPORATE/
                          INVESTMENT    & PRIVATE   SECURITIES   JPMORGAN     FINANCIAL   RECONCILING
(in millions, except ratios) BANK        BANKING     SERVICES    PARTNERS     SERVICES     ITEMS (a)   TOTAL
--------------------------------------------------------------------------------------------------------------------
SECOND QUARTER 2001
-------------------
Operating Revenue (b)      $  3,775     $   788     $   909     $   (894)      $  2,642   $    (76) $  7,144
Intersegment Revenue (b)        (52)         30          41          (12)            (5)        (2)       --
Operating Earnings              750          47         148         (618)           403        (40)      690
Cash Operating Earnings (c)     790         117         167         (613)           438        (26)      873
Average Managed Assets (d)  510,954      33,495      18,612       11,683        165,177     12,573   752,494
SVA                             233         (62)         76         (857)           183         33      (394)
Cash Return on Common
  Equity (e)                   17.1%        7.8%       22.2%          NM           20.8%        NM       8.2%
                           -----------------------------------------------------------------------------------

SECOND QUARTER 2000
-------------------
Operating Revenue (b)      $  3,899     $   749     $   899     $    390       $  2,513   $   (168) $  8,282
Intersegment Revenue (b)       (101)         37          47           (7)             9         15        --
Operating Earnings              919         117         157          201            414        (51)    1,757
Cash Operating Earnings (c)     936         127         173          203            451        (41)    1,849
Average Managed Assets (d)  468,645      27,862      16,094       13,397        144,460     16,617   687,075
SVA                             445          52          85          (76)           198        110       814
Cash Return on Common
  Equity (e)                   23.1%       20.5%       23.9%        10.8%          21.7%        NM      21.7%

SIX MONTHS 2001
---------------
Operating Revenue (b)      $  8,213     $ 1,595     $ 1,816     $   (837)      $  5,201   $   (350) $ 15,638
Intersegment Revenue (b)       (112)         58          80           11              3        (40)       --
Operating Earnings (f)        1,769          76         309         (643)           811       (196)    2,126
Cash Operating
  Earnings (c)(f)             1,849         216         346         (633)           880       (172)    2,486
Average Managed Assets (d)  511,938      34,364      17,900       12,415        161,353     12,128   750,098
SVA                             716        (147)        168       (1,130)           382        (12)      (23)
Cash Return on Common
  Equity (e)                   19.7%        7.1%       23.6%          NM           21.3%        NM      11.9%
                           -----------------------------------------------------------------------------------

SIX MONTHS 2000
---------------
Operating Revenue (b)      $  8,394     $ 1,554     $ 1,768     $    991       $  4,909   $   (311) $ 17,305
Intersegment Revenue (b)       (210)         83          99           (8)            11         25        --
Operating Earnings            2,090         254         301          507            723       (130)    3,745
Cash Operating Earnings (c)   2,124         275         332          511            797       (109)    3,930
Average Managed Assets (d)  464,260      26,740      16,101       13,257        142,940     15,152   678,450
SVA                           1,127         124         156          (42)           288        228     1,881
Cash Return on Common
  Equity (e)                   25.9%       22.2%       22.8%        13.8%          18.9%        NM      23.3%


--------------------------------------------------------------------------------
(a) Corporate/Reconciling Items include LabMorgan, Support Units, Corporate and the net effect of management accounting policies.
(b) Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.
(c) Cash Operating Earnings exclude the impact of restructuring costs, special items, and amortization of goodwill and certain other intangibles.
(d) Excludes the impact of credit card securitizations.
(e) Based on annualized amounts.
(f) Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank $(19) million, Retail & Middle Market Financial Services $(3) million and Corporate $(3) million.
NM - Not meaningful.
================================================================================

Part I
Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

OVERVIEW

Results for all periods give effect to the merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated on December 31, 2000.

FINANCIAL RESULTS: Reported net income, which includes merger and restructuring costs, was $378 million, or $0.18 per share, in the second quarter of 2001. This compares with $1,199 million, or $0.58 per share, in the first quarter of 2001 and $1,633 million, or $0.83 per share, in the second quarter of 2000. For the first six months of 2001, reported net income was $1,577 million, or $0.76 per share, compared with $3,621 million, or $1.84 per share, in the same period last year.

-------------------------------------------------------------------------------------------------------------
                                            SECOND QUARTER                             SIX MONTHS
                                  -------------------------------------    ----------------------------------
(in millions, except per share                              Over(Under)                           Over(Under)
and ratio data)                     2001         2000          2000           2001       2000        2000
                                  --------    --------      -----------    ---------    --------  ----------
REPORTED BASIS
Revenue                           $  6,871    $  7,899         (13)%       $  15,124    $ 16,668        (9)%
Net Income                             378       1,633         (77)            1,577       3,621       (56)
Diluted Net Income per Share          0.18        0.83         (78)             0.76        1.84       (59)
Return on Average
   Common Equity ("ROCE")              3.5%       19.1%     (1,560)bp            7.5%       21.4%   (1,390)bp
Tier 1 Capital Ratio                                                             8.7         8.6        10
Total Capital Ratio                                                             12.2        12.3       (10)
Tier 1 Leverage                                                                  5.4         5.8       (40)
-------------------------------------------------------------------------------------------------------------

bp - Denotes basis points; 100 bp equals 1%.

================================================================================

In addition to disclosing its results on a reported basis, JPMorgan Chase reviews and discloses the financial performance of the Firm on an operating basis. In the view of JPMorgan Chase's management, "operating basis" excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. Management's Discussion and Analysis ("MD&A") in this Form 10-Q discusses the Firm's performance on an operating basis unless otherwise noted. For a reconciliation between reported results and results on an operating basis, see page 26.

-------------------------------------------------------------------------------------------------------------
                                               SECOND QUARTER                          SIX MONTHS
                                    ------------------------------------    --------------------------------
(in millions, except per share                               Over(Under)                         Over(Under)
and ratio data)                       2001         2000         2000           2001       2000      2000
                                    ---------    -------      ---------     ---------   --------  ---------
OPERATING BASIS (a)
Revenue                             $   7,144    $ 8,282         (14)%      $  15,638   $ 17,305      (10)%
Earnings                                  690      1,757         (61)           2,126      3,745      (43)
Diluted Earnings per Share ("EPS")       0.33       0.89         (63)            1.03       1.90      (46)
ROCE                                      6.5%      20.6%     (1,410)bp          10.1%      22.2%  (1,210)bp
Cash Operating Earnings (b)         $     873    $ 1,849         (53)%      $   2,486   $  3,930      (37)%
Diluted Cash EPS                         0.42       0.94         (55)            1.20       2.00      (40)
Cash ROCE                                 8.2%      21.7%     (1,350)bp          11.9%      23.3%  (1,140)bp
-------------------------------------------------------------------------------------------------------------


(a) Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle.
(b) Cash operating earnings also exclude the impact of the amortization of goodwill and certain other intangibles. For a further discussion, see Glossary of Terms on page 50.

================================================================================

Part I
Item 2 (continued)


On an operating basis, JPMorgan Chase's diluted earnings per share for the second quarter of 2001 were $0.33, compared with $0.70 in the first quarter of 2001 and $0.89 in the second quarter of 2000. Operating earnings were $690 million in the 2001 second quarter, compared with $1,436 million in the first quarter of 2001 and $1,757 million one year ago. For the first half of 2001, operating earnings were $2,126 million, or $1.03 per share, as against $3,745 million, or $1.90 per share, in last year's same period.

Management also tracks the operating performance of JPMorgan Chase excluding JPMorgan Partners' ("JPMP") results. Over the past few years, volatile stock markets and financing environments have yielded significant fluctuations in the values of the securities held by JPMorgan Partners, resulting in unrealized and realized valuation adjustments for various periods that have significantly affected, both favorably and unfavorably, the Firm's operating results. Excluding the results of JPMorgan Partners, operating earnings were $1,308 million in the second quarter of 2001, compared with $1,461 million in the first quarter of 2001 and $1,556 million in the 2000 second quarter. Operating earnings excluding JPMP for the first six months of 2001 were $2,769 million, compared with $3,239 million in the first half of 2000.


-------------------------------------------------------------------------------------------------------------
                                                SECOND QUARTER                         SIX MONTHS
                                      -----------------------------------    -------------------------------
 (in millions, except per share                               Over(Under)                        Over(Under)
 and ratio data)                         2001        2000        2000          2001       2000      2000
                                      ---------     -------    ---------     --------   --------  ---------
OPERATING BASIS
(EXCLUDING JPMORGAN PARTNERS)
Revenue                               $   8,038     $ 7,892        2%       $  16,475   $ 16,314        1%
Earnings                                  1,308       1,556      (16)           2,769      3,239      (15)
Diluted EPS                                0.64        0.79      (19)            1.35       1.65      (18)
Cash Operating Earnings                   1,486       1,646      (10)           3,119      3,419       (9)
Diluted Cash EPS                           0.72        0.84      (14)            1.52       1.74      (13)
Cash ROCE                                  16.7%       24.7%    (800)bp          17.8%      25.9%    (810)bp
------------------------------------------------------------------------------------------------------------

bp - Denotes basis points; 100 bp equals 1%.

================================================================================

The contribution of JPMP to operating earnings per share was a loss of $0.31 in the second quarter of 2001, compared with a $0.01 loss in the first quarter of 2001 and income of $0.10 in the second quarter of 2000. Excluding the results of JPMP, operating earnings per share were $0.64 in the second quarter of 2001. This compares with $0.71 in the first quarter of 2001 and $0.79 in the second quarter of 2000. The annualized cash operating return on common equity for the second quarter of 2001 was 16.7% excluding the results of JPMorgan Partners.

The impact of the amortization of intangibles was $0.09 per share in the second quarter of 2001, $0.08 per share in the first quarter of 2001 and $0.05 per share one year ago.

For a reconciliation of diluted EPS from reported net income to cash operating earnings (excluding JPMP), see the table below.

------------------------------------------------------------------------------------------------------------
                                                       SECOND QUARTER                   SIX MONTHS
                                                 --------------------------      -------------------------
                                                    2001             2000          2001          2000
                                                 ----------      ----------      ---------     --------
DILUTED EPS
REPORTED NET INCOME                              $   0.18         $    0.83      $   0.76       $  1.84
Special Items                                        0.15              0.06          0.27          0.06
                                                 --------         ---------      --------       -------
OPERATING EARNINGS                                   0.33              0.89          1.03          1.90
Less: JPMorgan Partners                             (0.31)             0.10         (0.32)         0.25
                                                 --------         ---------      --------       -------
OPERATING EARNINGS (EXCLUDING JPMP)                  0.64              0.79          1.35          1.65
Add Back: Amortization of Intangibles                0.08(a)           0.05          0.17          0.09 (a)
                                                 --------         ---------      --------       -------
CASH OPERATING EARNINGS (EXCLUDING JPMP)         $   0.72         $    0.84      $   1.52       $  1.74
                                                 ========         =========      ========       =======

------------------------------------------------------------------------------------------------------------

(a) Amortization of intangibles excludes $0.01 related to JPMP.

================================================================================

Part I
Item 2 (continued)


SUMMARY OF SECOND QUARTER 2001 OPERATING RESULTS:

Weak global market conditions adversely affected the results of the 2001 second quarter. The decline in operating income was driven primarily by losses at JPMorgan Partners. (All periods in 2000 give pro forma effect to the purchase of Robert Fleming Holdings Limited ("Flemings"), which is treated as if it had occurred at the beginning of that year.)

      - Results of JPMorgan Partners were negatively affected by $1.02 billion of write-downs and write-offs, particularly from telecommunications investments in the privately held portion of the portfolio.
      - Total operating expenses declined by 6%, or $315 million, from the first quarter of 2001 and declined by 4% from the second quarter of 2000.
      - Investment banking fees were down 1% from the first quarter, reflecting market share gains in a weaker market.
      - Treasury & Securities Services and Retail & Middle Market Financial Services posted solid results, with cash ROE in excess of 20% for each.
      - Investment Management & Private Banking expense initiatives led to 18% growth in cash operating earnings from a weak first quarter. Assets under management, associated management fees and cash operating earnings declined versus one year ago as a consequence of the weaker market conditions.

Despite the poor performance in second quarter of 2001, management of JPMorgan Chase continues to believe in the long-term value of the Firm's business model, which combines the best of an investment bank and a commercial bank. In a difficult business environment, the Firm maintained during the first six months of 2001, its position as No. 1 arranger of leveraged and syndicated loans and as No. 2 arranger of U.S. high-grade bonds. The Firm improved its global announced mergers and acquisitions ("M&A") ranking to No. 5, as compared with No. 7 during the same period one year ago. Management reiterated its commitment to capital discipline, as evidenced by the common stock repurchase authorization discussed more fully below, and to continued expense discipline. JPMorgan Chase continues to target cash operating expenses for full-year 2001 to be lower than cash operating expenses for full-year 2000.

Nonperforming assets were $2.50 billion at June 30, 2001, compared with $2.23 billion and $2.04 billion at March 31, 2001 and June 30, 2000, respectively. The increase from March 31 primarily relates to U.S. commercial and industrial loans. Net charge-offs on a managed basis (i.e., treating securitized credit card receivables as if owned by JPMC) were $798 million in the 2001 second quarter, up from $688 million in the first quarter of 2001 and $577 million in the second quarter of 2000.

Total assets as of June 30, 2001 were $713 billion, compared with $714 billion as of March 31, 2001 and $662 billion one year ago. JPMorgan Chase's Tier One capital ratio was 8.7% at June 30, 2001 and at March 31, 2001 and 8.6% one year ago.

JPMorgan Chase's second quarter 2001 special items were $478 million (pre-tax) of merger and restructuring costs. Special items in the second quarter of 2000 included a $141 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition and $50 million of restructuring costs associated with previously announced relocation initiatives.

COMMON STOCK REPURCHASE AUTHORIZATION:
The Board of Directors of J.P. Morgan Chase & Co. has authorized, effective July 19, 2001, the repurchase of up to $6 billion of JPMorgan Chase's common stock in the open market or through negotiated transactions. This authorization is in addition to any amounts necessary to provide for issuances under JPMorgan Chase's dividend reinvestment plan and its various stock-based director and employee benefits plans.

MERGER UPDATE:
      - The merger of Chase Securities Inc. and J.P. Morgan Securities Inc. occurred on May 1, 2001. The merger of The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York currently is scheduled to occur in October 2001.
      - JPMC management anticipates that revenue synergies from the merger for full-year 2001 are likely to be lower than previously estimated because of weak market conditions. The level of M&A and equity underwriting activity are not expected to improve in the second half of 2001.
      - Total expense savings are expected to be larger than originally estimated for 2001 and in excess of the original three year target of $2 billion.

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
LINES OF BUSINESS RESULTS
--------------------------------------------------------------------------------

The table below provides summary financial information on a cash operating basis for the five major business segments. All periods below have been restated on a comparable basis to reflect the changes in capital allocation adopted in the first quarter of 2001; restatements may occur in future periods to reflect further alignment of management accounting policies or changes in organizational structures between businesses.

Shareholder Value Added ("SVA") is JPMorgan Chase's primary performance measure of its businesses. SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. During the first quarter of 2001, JPMorgan Chase adopted a new framework for capital allocation and for business performance measurement across the Firm. The SVA framework now utilizes a 12% cost of equity capital for each business, with the exception of JPMorgan Partners. That business is charged a 15% cost of equity capital, which is equivalent to a representative after-tax hurdle rate for private equity investments. The effective cost of equity capital used in the SVA framework for JPMorgan Chase overall is 12%. For a discussion of each business profile, see pages 28-36 of the JPMorgan Chase 2000 Annual Report.


================================================================================

(in millions)                                  SECOND QUARTER                          SIX MONTHS
                                    ----------------------------------------   ----------------------------

                                                      Over (Under)                         Over (Under)
                                                --------------------------               -----------------
                                                                 Pro Forma (a)                  Pro Forma (a)
                                        2001    2Q 2000  1Q 2001  2Q 2000         2001     2000    2000
                                      --------  -------  -------  -------       --------  ------ --------
OPERATING REVENUE
-----------------
Investment Bank                       $ 3,775      (3)%   (15)%    (11)%        $  8,213    (2)%    (9)%
Investment Management & Private
 Banking                                  788       5      (2)     (15)            1,595     3     (19)
Treasury & Securities Services            909       1      --        1             1,816     3       3
Retail & Middle Market Financial
 Services                               2,642       5       3        5             5,201     6       6
Corporate (b)                             (76)     NM      NM       NM              (350)   NM      NM
                                      -------                                   --------
OPERATING REVENUE EXCLUDING JPMP        8,038       2      (5)      (4)           16,475     1      (5)
JPMorgan Partners                        (894)     NM      NM       NM              (837)   NM      NM
                                      -------                                   --------
OPERATING REVENUE INCLUDING JPMP      $ 7,144     (14)    (16)     (18)         $ 15,638   (10)    (15)
                                      =======                                   ========

CASH OPERATING EARNINGS
-----------------------
Investment Bank                       $   790     (16)%   (25)%    (20)%        $  1,849   (13)%   (17)%
Investment Management & Private
 Banking                                  117      (8)     18      (26)              216   (21)    (40)
Treasury & Securities Services            167      (3)     (6)      (3)              346     4       4
Retail & Middle Market Financial
 Services                                 438      (3)     (1)      (3)              880    10      10
Corporate (b)                             (26)     NM      NM       NM              (172)   NM      NM
                                      -------                                   --------
CASH OPERATING EARNINGS EXCLUDING
 JPMP                                   1,486     (10)     (9)     (14)            3,119    (9)    (14)
JPMorgan Partners                        (613)     NM      NM       NM              (633)   NM      NM
                                      -------                                   --------
CASH OPERATING EARNINGS INCLUDING
 JPMP                               $     873     (53)    (46)     (55)          $ 2,486   (37)    (40)
                                      =======                                   ========

-----------------------------------------------------------------------------------------------------------

(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000 and primarily affected Investment Bank, Investment Management & Private Banking and total consolidated results.
(b) Includes LabMorgan, Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.
NM - Not meaningful.

================================================================================

Part I
Item 2 (continued)

INVESTMENT BANK
The following table sets forth selected financial data of the Investment Bank.

================================================================================

(in millions, except ratios)                 SECOND QUARTER                           SIX MONTHS
                              ------------------------------------------   --------------------------------
                                                   Over (Under)                             Over (Under)
                                          -----------------------------                  ------------------
                                                             Pro Forma (a)                       Pro Forma (a)
                                  2001     2Q 2000   1Q 2001    2000            2001      2000      2000
                                --------   -------   -------  ---------       ---------   ----    --------
Trading-Related Revenue       $    1,614     (10)%    (24)%      (11)%     $    3,740      (5)%      (6)%
Investment Banking Fees              921     (16)      (2)       (21)           1,860     (18)      (22)
Net Interest Income                  748      20        3         12            1,477      11         4
Fees and Commissions                 400      21      (15)       (16)             867      22       (13)
All Other Revenue                     92      30      (47)       (19)             269      62         5
                              ----------                                   ----------
OPERATING REVENUE                  3,775      (3)     (15)       (11)           8,213      (2)       (9)
Compensation Expense               1,499      --      (14)       (11)           3,240      (1)      (11)
Noncompensation Expense              867       6       (2)        (1)           1,754      12         4
                              ----------                                   ----------
CASH EXPENSE                       2,366       2      (10)        (8)           4,994       4        (7)
CASH OPERATING EARNINGS       $      790     (16)     (25)       (20)      $    1,849     (13)      (17)
                              ==========                                   ==========
Average Common Equity         $   18,340      14       (4)        --       $   18,751      15         1
Average Assets                   510,954       9       --          6          511,938      10         7
Shareholder Value Added              233     (48)     (52)       (46)             716     (36)      (35)
Cash Return on Common Equity        17.1%   (600)bp  (510)bp    (440)bp          19.7%   (620)bp   (420)bp
Cash Overhead Ratio                   63     400      400        200               61     400       200
-----------------------------------------------------------------------------------------------------------

(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.
bp - Denotes basis points; 100 bp equals 1%.

================================================================================

(All comments related to 2000 give pro forma effect to the purchase of Flemings, which is treated as if it had occurred at the beginning of that year.)

The Investment Bank's operating revenue in the second quarter of 2001 was $3.78 billion, down 11% from the second quarter of 2000 and for the first half of the year was $8.21 billion, down 9% from last year. The declines in revenue were primarily a consequence of the continuing difficult market environment in 2001. Cash operating expense declined 8% from the second quarter of 2000 and 7% from the first six months of 2000, benefiting from expense discipline that included net headcount reductions in excess of 3,000 since the start of the year and lower incentive accruals. Further net headcount reductions and expense reductions are planned as the merger integration continues through 2001 and 2002. Cash operating earnings declined 20% from the second quarter of 2000 and 17% from the first half of 2000.

Trading revenue (including the associated net interest income ("NII")) of $1.61 billion in the second quarter declined by 11% from the second quarter of 2000. Year-to-date trading revenue was lower by 6%, compared with the same period last year. The declines were a result of overall challenging market conditions and slower market activity and were experienced across most of the Firm's trading activities. For additional comments on trading revenue products, see page
28. Trading-related revenue for the remainder of the year is likely to be lower than trading-related revenue realized in the first half of 2001 due to both seasonal patterns and market conditions.

Investment banking fees declined by 21% from the second quarter of 2000 and by 22% from the first half of 2000. The declines were driven by the lower level of M&A and equity underwriting activity in 2001. Investment banking revenues for the remainder of the year will be largely dependent upon the level of market activity for underwriting and M&A advisory work, which are currently expected to remain at the same weak levels as experienced during the first half of the year.

Double-digit percentage decreases in fees and commissions from both the second quarter and first half of last year were driven by lower equity brokerage commissions.

All other revenue includes securities gains and reflected increases in securities gains of $70 million in the second quarter of 2001 and $247 million in the first half of 2001. The increases are the result of the Firm's asset/liability management ("A/L") activities in a declining interest rate environment.

The Investment Bank's cash overhead ratio for the second quarter of 2001 was 63% and 61% for the first half of 2001. The Investment Bank is targeting a cash overhead ratio of 60% for the full-year 2001 assuming no further deterioration in market conditions.

Part I
Item 2 (continued)


JPMORGAN PARTNERS
The following table sets forth selected financial data of JPMorgan Partners.

================================================================================

(in millions, except ratios)

                                               SECOND QUARTER                          SIX MONTHS
                                  ----------------------------------------   ------------------------------
                                                        Over (Under)                         Over (Under)
                                                 ------------------------                    ------------
                                      2001         2Q 2000       1Q 2001           2001           2000
                                    ---------      -------       -------         --------         ----
Private Equity:
   Realized Gains (Losses)         $     (60)         NM           NM           $     353         (65)%
   Unrealized Gains (Losses)            (767)         NM           NM              (1,048)         NM
Net Interest Income                      (81)         17%          (9)%              (170)         31
Fees and Other Revenue                    14          17           --                  28          40
                                   ---------                                    ---------
OPERATING REVENUE                       (894)         NM           NM                (837)         NM
Compensation Expense                      33          (3)         (21)                 75         (17)
Noncompensation Expense                   35         (17)         (31)                 85         (22)
                                   ---------                                    ---------
CASH EXPENSE                              68         (11)         (27)                160         (20)
CASH OPERATING EARNINGS (LOSS)     $    (613)         NM           NM           $    (633)         NM
                                   ==========                                   =========

Average Common Equity              $   6,447         (12)          (5)          $   6,599          (9)
Average Assets                        11,683         (13)         (11)             12,415          (6)
Shareholder Value Added                 (857)         NM           NM              (1,130)         NM
Cash Return on Common Equity              NM          NM           NM                  NM          NM
Cash Overhead Ratio                       NM          NM           NM                  NM          NM
-----------------------------------------------------------------------------------------------------------

NM - Not meaningful.
================================================================================

JPMorgan Partners generated net private equity losses of $827 million in the second quarter of 2001, compared with gains of $447 million in the second quarter of 2000. Included in the second quarter of 2001 were write-downs and write-offs of $1.02 billion taken on JPMP's direct private investments and fund positions as a result of lower overall valuation levels of its investments.

A majority of the write-downs and write-offs were associated with technology, media and telecommunications ("TMT") investments, with particular focus on transactions funded during 1999 and 2000. During this period, investments made in the TMT sector reflected historically high valuations. JPMP's TMT investments from 1999 and 2000 currently are valued at 55% of initial cost. (Exclusive of investments with increased valuation adjustments recognized upon the initial public offering of such securities or as a result of an additional round of private financing). At June 30, 2001, TMT investments represented approximately 32% of the total of JPMP's portfolio.

The carrying values of the equity investments recorded on JPMC's financial statements are net of interests of investors other than JPMC. JPMP has sold interests in certain of its fund investments to unaffiliated third parties and is in the process of offering interests in a new investment fund that will co-invest with JPMP in its direct investments. As a result, JPMC's proportional ownership share of investments to be made by JPMP in the future will be reduced.

Part I
Item 2 (continued)

JPMORGAN PARTNERS INVESTMENT PORTFOLIO
The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

================================================================================

(in millions)                                   JUNE 30, 2001           March 31, 2001      June 30, 2000
                                          -----------------------  ---------------------  ----------------
                                            CARRYING                 Carrying              Carrying
                                              VALUE       COST         Value     Cost        Value    Cost
                                           ----------  ---------    ----------  --------  --------- --------
Public Securities (198 companies) (a) (b)   $  1,680   $     974    $   1,611   $  1,018   $  3,585  $ 1,219
Private Direct Securities (930
  companies) (b)                               6,089       6,998        7,144      7,318      6,500    6,453
Private Fund Investments (329 funds) (b)       2,086       2,201        2,122      2,141      2,492    2,476
                                            --------   ---------    ---------   --------  ---------  -------
    Total Investment Portfolio              $  9,855   $  10,173    $  10,877   $ 10,477  $  12,577  $10,148
                                            ========   =========    =========   ========  =========  =======

--------------------------------------------------------------------------------

(a) Publicly traded positions only.
(b) Represents the number of companies and funds at June 30, 2001.

================================================================================

The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio.

================================================================================

PUBLIC SECURITIES INVESTMENTS AT JUNE 30, 2001 (a)
----------------------------------------------
(in millions)                                                              QUOTED
                                           SYMBOL          SHARES       PUBLIC VALUE         COST
                                           ------          ------       ------------         ----
Triton PCS Holdings, Inc.                   TPCS             20.2       $     829         $      88
Telecorp PCS                                TLCP             11.4             221                 8
American Tower Corp.                        AMT               5.8             121                18
Northern Border Partners, L.P.              NBP               3.1             117                24
Guitar Center Inc.                          GTRC              4.7             100                51
Fisher Scientific                           FSH               3.0              85                27
Encore Acquisition Company                  EAC               6.4              74                44
Packaging Corp. of America                  PKG               3.9              60                18
1-800 FLOWERS.com                           FLWS              4.1              60                15
Crown Media Holdings Inc.                   CRWN              2.7              51                40
                                                                        ---------         ---------
   TOP 10 PUBLIC SECURITIES                                             $   1,718         $     333
Other Public Securities (188 companies)                                       697               641
                                                                        ---------         ---------
   TOTAL PUBLIC SECURITIES (198 companies)                              $   2,415         $     974
                                                                        =========         =========

--------------------------------------------------------------------------------

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

================================================================================

The Firm continues to believe JPMP's equity-related investments will create long-term value for JPMC. During the first half of 2001, JPMP invested $0.5 billion in direct equity. The pace of investments may increase over the next 12-18 months. JPMP intends to increase industry and geographic diversification in its portfolio over time. The Firm is currently prepared to commit at least $1.5 billion of its own funds to JPMP in each of the next four years.

Part I
Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING
The following table reflects selected financial data for Investment Management & Private Banking ("IMPB").


==================================================================================================================================
(in millions, except ratios)                           SECOND QUARTER                                     SIX MONTHS
                                    ----------------------------------------------------     -------------------------------------

                                                                Over (Under)                                     Over (Under)
                                                   -----------------------------------                      ----------------------
                                                                           Pro Forma (a)                               Pro Forma (a)
                                         2001        2Q 2000      1Q 2001      2000               2001          2000       2000
                                      ----------     -------      -------  -----------         -----------      ----   ----------

Fees and Commissions                $       592          20%        (1)%         (8)%         $    1,190         22%        (9)%
Net Interest Income                         126         (19)        (5)         (21)                 258        (19)       (21)
Trading-Related Revenue                      19         (44)       (14)         (44)                  41        (59)       (59)
All Other Revenue                            51         (24)        (6)         (44)                 106        (34)       (56)
                                    -----------                                               ----------
OPERATING REVENUE                           788           5         (2)         (15)               1,595          3        (19)
Compensation Expense                        340          12        (10)          (9)                 717         12        (10)
Noncompensation Expense                     304          21         (1)          (2)                 612         26         --
                                    -----------                                               ----------
CASH EXPENSE                                644          16         (6)          (6)               1,329         18         (6)
CASH OPERATING EARNINGS             $       117          (8)        18          (26)          $      216        (21)       (40)
                                    ===========                                               ==========

Average Common Equity               $     5,885         139         (4)          (6)          $    5,998        144         (4)
Average Assets                           33,495          20         (5)          (8)              34,364         29         (3)
Shareholder Value Added                     (62)         NM        (27)         107                 (147)        NM         NM
Cash Return on Common Equity                7.8%     (1,270)bp     140bp       (230)bp               7.1%    (1,510)bp    (440)bp
Cash Overhead Ratio                          82         800       (300)         800                   83      1,100      1,200

----------------------------------------------------------------------------------------------------------------------------------

(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.
bp - Denotes basis points; 100 bp equals 1%.
NM - Not meaningful.
================================================================================

(All comments related to 2000 give pro forma effect to the purchase of Flemings, which is treated as if it had occurred at the beginning of that year.)

IMPB had operating revenues of $788 million, down 15% from the second quarter of 2000. For the first half of 2001, revenues decreased 19% from the same period a year ago. The declines were mainly due to lower investment fees as a result of the lower values of funds under management in a weaker market environment. Also a consequence of the weaker markets was the reduction in brokerage commissions and trading revenues that are related to the wealth management activities of Private Banking.

IMPB's cash operating expenses of $644 million declined 6% from both the second quarter of 2001 and the first half of 2000, driven by lower compensation expense. Cash operating earnings were $117 million, down from $159 million in the second quarter of 2000. For the first half of 2001, cash operating earnings were $216 million, a 40% decline from 2000.

The table below reflects the assets under management in IMPB as of June 30, 2001 and 2000, respectively.


========================================================================================================
                                                                        ASSETS UNDER MANAGEMENT
                                                                      ----------------------------
(in billions)                                                                   JUNE 30,
                                                                      ----------------------------
                                                                                       Pro Forma (a)
                                                                        2001              2000
                                                                      --------        ------------
Institutional/Retail                                                  $    467         $     499
Private Bank                                                               144               152
                                                                      --------         ---------
   Total                                                              $    611         $     651
                                                                      ========         =========
--------------------------------------------------------------------------------------------------------

(a) Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.
================================================================================

Market conditions in the second quarter of 2001 led to a 6% decline in assets under management from the second quarter of 2000 level. This excludes assets managed by other lines of business and assets attributable to the Firm's 45% interest in American Century Companies, Inc. ("American Century").

Part I
Item 2 (continued)


TREASURY & SECURITIES SERVICES
The following table sets forth selected financial data of Treasury & Securities Services ("T&SS").


=================================================================================================================================
(in millions, except ratios)

                                                           SECOND QUARTER                                  SIX MONTHS
                                         -------------------------------------------------     ----------------------------------

                                                                     Over (Under)                                  Over (Under)
                                                            -----------------------------                          ------------
                                               2001            2Q 2000          1Q 2001              2001              2000
                                           -----------         -------          -------           ----------           ----
Fees and Commissions                      $       521             4%               3%            $     1,026            6%
Net Interest Income                               342             2               (5)                    702            4
All Other Revenue                                  46           (27)              12                      88          (30)
                                          -----------                                            -----------
OPERATING REVENUE                                 909             1               --                   1,816            3
Compensation Expense                              284             3               (4)                    579            6
Noncompensation Expense                           367             3                9                     703           (1)
                                          -----------                                            -----------
CASH EXPENSE                                      651             3                3                   1,282            2
CASH OPERATING EARNINGS                   $       167            (3)              (6)            $       346            4
                                          ===========                                            ===========

Average Common Equity                     $     3,003             4                5             $     2,928            1
Average Assets                                 18,612            16                8                  17,900           11
Shareholder Value Added                            76           (11)             (17)                    168            8
Cash Return on Common Equity                     22.2%         (170)bp          (290)bp                 23.6%          80bp
Cash Overhead Ratio                                72           200              200                      71           --

---------------------------------------------------------------------------------------------------------------------------------

bp - Denotes basis points; 100 bp equals 1%.
================================================================================

Treasury & Securities Services' operating revenues were $909 million in the second quarter of 2001 and $1,816 million in the first half of this year, an increase of 1% and 3% from the respective periods last year. Revenues were stronger for Treasury Services and Institutional Trust, reflecting new business and higher volume from existing customers, partially offset by the negative effect of declining short-term interest rates on deposits. Revenue declines at Investor Services were primarily the result of lower asset-based fees, lower foreign exchange and reduced net asset growth.

Cash expense in the second quarter of 2001 rose 3%, resulting in a 3% decline in cash operating earnings. For the first six months of 2001, however, cash expense grew by only 2%, contributing to an increase in cash operating earnings of 4%.

Under current market conditions, revenue growth at Investor Services will be slower in 2001 than in 2000. Expense discipline will continue, and management is still working towards its previously-announced long-term targeted cash overhead ratio for T&SS of approximately 65%.

Part I
Item 2 (continued)


RETAIL & MIDDLE MARKET FINANCIAL SERVICES
The following table reflects selected financial data for Retail & Middle Market Financial Services ("RMMFS").

=================================================================================================================================
(in millions, except ratios)

                                                           SECOND QUARTER                                  SIX MONTHS
                                         ------------------------------------------------      ----------------------------------

                                                                     Over (Under)                                   Over (Under)
                                                             ---------------------------                            ------------
                                               2001             2Q 2000         1Q 2001              2001               2000
                                           -----------          -------         -------           ----------            ----
Net Interest Income                       $     1,685             7%               5%            $      3,289             7%
Fees and Commissions                              838             6               80                    1,304           (18)
Securities Gains                                   --            NM               NM                      316            NM
All Other Revenue                                 119            (6)             (31)                     292            29
                                         ------------                                            ------------
OPERATING REVENUE                               2,642             5                3                    5,201             6
Compensation Expense                              593             9                6                    1,155             4
Noncompensation Expense                           746             1                3                    1,472            --
                                         ------------                                            ------------
CASH EXPENSE                                    1,339             4                4                    2,627             2
CASH OPERATING EARNINGS                  $        438            (3)              (1)            $        880            10
                                         ============                                            ============

Average Common Equity                    $      8,380             1                3             $      8,241            (1)
Average Managed Assets (a)                    165,177            14                5                  161,353            13
Shareholder Value Added                           183            (8)              (8)                     382            33
Cash Return on Common Equity                     20.8%          (90)bp          (120)bp                  21.3%          240bp
Cash Overhead Ratio                                51            --              100                       51          (200)

----------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes the impact of credit card securitizations.
bp - Denotes basis points; 100 bp equals 1%.
NM - Not meaningful.
================================================================================

Operating revenue for RMMFS in the second quarter of 2001 rose to $2.64 billion, 5% over last year's second quarter and, for the first six months, revenue increased to $5.20 billion, 6% over the first half of 2000. These increases are attributable to significant increases in business volumes. Home Finance, Cardmember Services and Auto Finance, realized substantial increases in originations. In addition, comparisons to the first six months of 2000 benefit from the $100 million charge for auto lease residual taken in the first quarter of 2000. The risk of future charges for residual values has been substantially mitigated in the first quarter of 2001 by obtaining a residual value insurance policy to cover previously uninsured auto leases in the portfolio.

Cash operating expenses of $1.34 billion in the second quarter of 2001 increased 4% from last year's quarter but were relatively flat in the first half of 2001 versus the first half of 2000. Cash operating earnings in the second quarter decreased by 3% from the same quarter in 2000, partly as a result of the sale of the consumer banking operations in Hong Kong and Panama at the end of 2000. For the first half of 2001, however, cash operating earnings increased by 10% from the first half of 2000, reflecting the benefit of operating efficiencies and the $100 million charge in 2000 mentioned above.

Part I
Item 2 (continued)


Management's goal is double-digit cash operating earnings growth for RMMFS in 2001. Current conditions in the mortgage market may continue to affect adversely the valuation of mortgage servicing rights and may impact management's ability to meet this target.

The following table sets forth certain key financial performance measures of the businesses within RMMFS.

================================================================================================================================
(in millions)
                                                           SECOND QUARTER                                  SIX MONTHS
                                         -------------------------------------------------     ---------------------------------

                                                                    Over (Under)                                   Over (Under)
                                                            ----------------------------                           ------------
                                               2001            2Q 2000          1Q 2001              2001             2Q 2000
                                           -----------         -------          -------           ----------          -------
OPERATING REVENUE
-----------------
Cardmember Services                        $    1,061              15%             7%             $    2,050             12%
Regional Banking Group                            759              (3)            (1)                  1,527             (1)
Home Finance                                      393              25             15                     736             16
Middle Markets                                    263              (5)            (6)                    544             (1)
Auto Finance                                      133              23             21                     242             97
Other                                              33              NM             NM                     102             NM
                                           ----------                                             ----------
Total                                      $    2,642               5              3              $    5,201              6
                                           ==========                                             ==========


CASH OPERATING EARNINGS
-----------------------
Cardmember Services                        $      135               7%            15%             $      252             14%
Regional Banking Group                            131              (9)            (6)                    271             (5)
Home Finance                                       90              25              8                     173             24
Middle Markets                                     58             (16)           (22)                    131             (4)
Auto Finance                                       34              36             55                      56             NM
Other                                             (10)             NM             NM                      (3)            NM
                                           -----------                                            ----------
Total                                      $      438              (3)            (1)             $      880             10
                                           ==========                                             ==========

----------------------------------------------------------------------------------------------------------------------------------

NM - Not meaningful.
==================================================================================================================================

Part I
Item 2 (continued)


CARDMEMBER SERVICES
Cardmember Services operating revenues were up 15% for the second quarter and 12% for the first six months of 2001 compared with the same periods last year. Cash operating earnings were up 7% and 14% for the second quarter and first six months of 2001, respectively, compared with the same periods in 2000. The higher revenue was driven by an increase in new accounts over the last several quarters, higher purchase volume and higher fee-based revenue. Credit card outstandings grew by 16% from one year ago and over two million new accounts were added in the first six months of 2001. The increase in cash operating earnings was partially offset by higher expenses reflecting higher business volumes and higher marketing costs. In addition, credit costs increased in the 2001 second quarter reflecting the slowing economy and higher bankruptcy filings.

REGIONAL BANKING GROUP
Regional Banking Group's operating revenues for the second quarter of 2001 and the first six months of 2001 declined slightly from the respective periods of 2000, and cash operating earnings for the second quarter of 2001 and the first six months of 2001 declined 9% and 5%, when compared with the second quarter and first half of 2000, respectively. These results reflect the adverse effects of declining interest rates on deposit spreads and lower investment brokerage volume as a result of weaker market conditions in 2001.

HOME FINANCE
Home Finance's operating revenues and cash operating earnings each rose 25% in the second quarter of 2001 versus the prior year's quarter and were up 16% and 24%, respectively, for the first six months of 2001 over the same period last year. The increases in 2001 were due to a 200% growth in origination volume, a 24% growth in servicing balances and higher net interest margin. Home Finance revenues were reduced in the first half of 2001 by $207 million, due to impairments on MSRs and other assets, partially offset by gains on hedging instruments, AFS securities and other derivative instruments. This reduction in revenue resulted from accelerated prepayments due to the decline in interest rates. Originations (residential, home equity and manufactured housing) for the second quarter of 2001 were $54 billion, a record level, and included originations from the retail, wholesale and correspondent (traditional and negotiated) channels. The Home Finance servicing portfolio exceeded $400 billion at June 30, 2001.

MIDDLE MARKETS
Middle Markets' operating revenues and cash operating earnings for the second quarter of 2001 declined 5% and 16%, respectively, from the second quarter of 2000. Operating revenues and cash operating earnings each were essentially flat, compared with the first six months of 2000. The decrease in cash operating earnings in the second quarter reflected the negative impact of narrower spreads on deposits, partially offset by higher deposit volume.

AUTO FINANCE
Auto Finance's operating revenues and cash operating earnings were $242 million and $56 million, respectively, in the first half of 2001. Year-to-date auto originations of $9 billion, a record increase in origination volume, the impact of lower interest rates, and the effect of a $100 million charge recognized last year for the estimated decrease in auto lease residual value contributed to the growth over last year.

SUPPORT UNITS AND CORPORATE
JPMorgan Chase's support units include LabMorgan, Enterprise Technology Services and Corporate Business Services.

For the second quarter of 2001, Support Units and Corporate had a cash operating loss of $26 million, compared with a cash operating loss of $41 million in the second quarter of 2000. Included in the second quarter of 2001 was a net loss at LabMorgan primarily as a result of a $30 million (pre-tax) write-down of investments and equity investment losses.

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following section provides a discussion of JPMorgan Chase's results of operations on both a reported and operating basis. The table below provides a reconciliation between the Firm's reported and operating results.

===================================================================================================================================
(in millions, except per share data)                SECOND QUARTER  2001                           Second Quarter 2000
                                      -----------------------------------------------  --------------------------------------------
                                        REPORTED     CREDIT     SPECIAL     OPERATING    Reported    Credit    Special    Operating
                                         RESULTS      CARD       ITEMS        BASIS       Results     Card      Items       Basis
                                           (a)         (b)        (c)                       (a)        (b)       (c)
                                       ----------    --------  ---------  -----------   ---------   -------  ---------   ----------
INCOME STATEMENT
Revenue                                $    6,871    $   273   $    --     $   7,144    $   7,899   $   242   $   141   $   8,282
Cash Expense                                5,100         --        --         5,100        4,933        --        --       4,933
Amortization of Intangibles                   183         --        --           183           92        --        --          92
                                       ----------    -------   -------     ---------    ---------   -------   -------   ---------
Operating Margin                            1,588        273        --         1,861        2,874       242       141       3,257
Credit Costs                                  525        273        --           798          328       242        --         570
                                       ----------    -------   -------     ---------    ---------   -------   -------   ---------
Income before Merger and
   Restructuring Costs                      1,063         --        --         1,063        2,546        --       141       2,687
Merger and Restructuring Costs                478         --      (478)           --           50        --       (50)         --
                                       ----------    -------   --------    ---------    ---------   -------   -------   ---------
Income before Income Tax Expense              585         --       478         1,063        2,496        --       191       2,687
Tax Expense                                   207         --       166           373          863        --        67         930
                                       ----------    -------   -------     ---------    ---------   -------   -------   ---------
Net Income                             $      378    $    --   $   312     $     690    $   1,633   $    --   $   124   $   1,757
Add Back: Amortization of
   Intangibles                                183         --        --           183           92        --        --          92
                                       ----------    -------   -------     ---------    ---------   -------   -------   ---------
Cash Earnings                          $      561    $    --   $   312     $     873    $   1,725   $    --   $   124   $   1,849
                                       ==========    =======   =======     =========    =========   =======   =======   =========

NET INCOME PER SHARE
Basic                                  $    0.18                           $    0.34    $    0.87                       $    0.93
Diluted                                     0.18                                0.33         0.83                            0.89

CASH EARNINGS PER SHARE
Basic                                                                      $    0.43                                    $    0.98
Diluted                                                                         0.42                                         0.94
----------------------------------------------------------------------------------------------------------------------------------
                                                        SIX MONTHS 2001                               Six Months 2000
                                      -----------------------------------------------   ------------------------------------------
INCOME STATEMENT
Revenue                                $   15,124    $   514   $    --    $   15,638    $  16,668   $   496   $   141   $  17,305
Cash Expense                               10,521         --        --        10,521       10,193        --        --      10,193
Amortization of Intangibles                   360         --        --           360          185        --        --         185
                                       ----------    -------   -------    ----------    ---------   -------   -------   ---------
Operating Margin                            4,243        514        --         4,757        6,290       496       141       6,927
Credit Costs                                  972        514        --         1,486          670       496        --       1,166
                                       ----------    -------   -------    ----------    ---------   -------   -------   ---------
Income before Merger and
   Restructuring Costs                      3,271         --        --         3,271        5,620        --       141       5,761
Merger and Restructuring Costs                806         --      (806)           --           50        --       (50)         --
                                       ----------    -------   -------    ----------    ---------   -------   --------  ---------
Income before Income Tax Expense
   and Effect of Accounting Change          2,465         --       806         3,271        5,570        --       191       5,761
Tax Expense                                   863         --       282         1,145        1,949        --        67       2,016
                                       ----------    -------   -------    ----------    ---------   -------   -------   ---------
Income before Effect of Accounting
   Change                                   1,602         --       524         2,126        3,621        --       124       3,745
Net Effect of Change in Accounting
   Principle                                  (25)        --        25            --           --        --        --          --
                                       -----------   -------   -------    ----------    ---------   -------   -------   ---------
Net Income                             $    1,577    $    --   $   549    $    2,126    $   3,621   $    --   $   124   $   3,745
Add Back: Amortization of
   Intangibles                                360         --        --           360          185        --        --         185
                                       ----------    -------   -------    ----------    ---------   -------   -------   ---------
Cash Earnings                          $    1,937    $    --   $   549    $    2,486    $   3,806   $    --   $   124   $   3,930
                                       ==========    =======   =======    ==========    =========   =======   =======   =========

NET INCOME PER SHARE
Basic                                  $    0.78 (d)                      $     1.06    $    1.92                       $    1.99
Diluted                                     0.76 (d)                            1.03         1.84                            1.90

CASH EARNINGS PER SHARE
Basic                                                                     $     1.24                                    $    2.09
Diluted                                                                         1.20                                         2.00
----------------------------------------------------------------------------------------------------------------------------------

(a) Represents condensed results as reported in JPMorgan Chase's financial statements.
(b) This column excludes the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.
(c) Includes merger and restructuring costs and special items. The 2001 second quarter and six months include $478 million and $806 million (pre-tax), respectively, in merger and restructuring expenses. The 2000 second quarter and six months included a $141 million loss (pre-tax) resulting from the economic hedge of the purchase price of Flemings prior to its acquisition and $50 million (pre-tax) of restructuring costs associated with previously announced relocation initiatives.
(d) Includes the effect of the accounting change. Excluding the accounting change, basic and diluted net income per share for the first six months of 2001 were $0.79 and $0.77, respectively.
================================================================================

Part I
Item 2 (continued)


REVENUES

=================================================================================================================================
(in millions)                                                 SECOND QUARTER                               SIX MONTHS
                                                ---------------------------------------      ------------------------------------
                                                                              Pro Forma                                Pro Forma
OPERATING REVENUE:                                 2001         2000           2000 (a)         2001        2000         2000 (a)
                                                ----------   ----------     --------          ---------  ----------   --------
Investment Banking Fees                         $      929   $   1,107     $   1,152          $    1,870  $   2,298   $   2,387
Trading-Related Revenue
   (including Trading NII)                           1,594       1,879         1,918               3,761      4,096       4,174
Fees and Commissions                                 2,350       2,114         2,446               4,366      4,242       4,971
Private Equity - Realized Gains (Losses)               (46)        630           630                 366      1,022       1,022
Private Equity - Unrealized Gains (Losses)            (783)       (171)         (171)             (1,068)       111         111
Securities Gains                                        67          24            23                 522         21          20
Other Revenue                                          274         205           233                 525        525         645
Net Interest Income
   (excluding Trading NII)                           2,759       2,494         2,534               5,296      4,990       5,061
                                                ----------   ---------     ---------          ----------  ---------   ---------
TOTAL OPERATING REVENUE                         $    7,144   $   8,282     $   8,765          $   15,638  $  17,305   $  18,391
                                                ==========   =========     =========          ==========  =========   =========
----------------------------------------------------------------------------------------------------------------------------------

(a) Pro forma revenue assumes that the purchase of Flemings occurred at the beginning of 2000.
================================================================================

INVESTMENT BANKING FEES
Investment banking fees in the second quarter and first half of 2001 declined significantly from last year's respective periods. The declines were due to the much weaker market for all products, including M&A advisory, loan syndication and securities underwriting.

==============================================================================================================================
(in millions)                                          SECOND QUARTER                                  SIX MONTHS
                                                ----------------------------                 ------------------------------
                                                    2001              2000                      2001               2000
                                                -----------      -----------                 -----------       -----------
Advisory                                        $      308       $      392                  $      648        $     754
Underwriting and Other Fees                            621              715                       1,222            1,544
                                                ----------       ----------                  ----------        ---------
TOTAL INVESTMENT BANKING FEES                   $      929       $    1,107                  $    1,870        $   2,298
                                                ==========       ==========                  ==========        =========
==============================================================================================================================

Part I
Item 2 (continued)

TRADING-RELATED REVENUE

Trading-related revenue (including associated NII) in the second quarter of 2001 was lower by 15% from last year's same period and for the first six months was down 8% from 2000. The declines were due to challenging market conditions, which reduced the overall volume of activities and volatility. Also contributing to the depressed levels were the losses realized on economic hedges of mortgage servicing rights at Home Finance.

==================================================================================================================================
(in millions)                                                         SECOND QUARTER                       SIX MONTHS
                                                            ---------------------------------      -----------------------------
TRADING-RELATED REVENUE: (a)                                      2001             2000                2001             2000
                                                             --------------      ---------         ------------      ----------
Equities (b)                                                 $      450          $    486           $      955       $   1,064
Debt Instruments (c)                                                262               346                  487             913
Foreign Exchange Revenue (d)                                        178               280                  427             622
Interest Rate Contracts, Commodities and Other (e)                  704               767                1,892           1,497
                                                             ----------          --------           ----------       ---------
TOTAL TRADING-RELATED REVENUE (f)                            $    1,594          $  1,879           $    3,761       $   4,096
                                                             ==========          ========           ==========       =========

TRADING REVENUE                                              $    1,261          $  1,730           $    3,262       $   3,701
Net Interest Income Impact (g)                                      333               149                  499             395
                                                             ----------          --------           ----------       ---------
TOTAL TRADING-RELATED REVENUE                                $    1,594          $  1,879           $    3,761       $   4,096
                                                             ==========          ========           ==========       =========
----------------------------------------------------------------------------------------------------------------------------------

(a) Trading-related revenue includes net interest income attributable to trading activities. Trading-related net interest income has been restated in the prior periods in order to conform to the current presentation.
(b)  Includes equity securities and equity derivatives revenue.
(c) Includes credit-related products such as bonds and commercial paper issued by U.S. and non-U.S. entities, as well as credit derivatives revenue.
(d) Includes foreign exchange spot and option contracts, excluding emerging markets product revenues.
(e) Includes various types of interest rate products across bonds and derivatives, combined with commodities and other trading revenue.
(f) Derivative and foreign exchange contracts are marked-to-market, and valuation adjustments are included in trading-related revenue.
(g) Includes interest recognized on interest-earning and interest-bearing trading-related positions, as well as management allocations reflecting the funding costs or benefits associated with trading positions. These amounts are included in net interest income on the Consolidated Statement of Income.
================================================================================

     - Revenues from equities were down 10% from the first half of last year due to difficulties in the equities market, particularly lower over-the-counter activities. This was partly offset by the strong demand for equity derivatives, one of the Firm's product capabilities strengthened by the merger.
     - The declines of debt instruments from both periods largely reflected the less active market for these products.
     - The lower levels of foreign exchange revenues were a result of the much slower environment for foreign currency flows, when compared with last year.
     - Interest rate contracts, commodities and other in the 2001 second quarter and six months were lower than the second quarter of 2000 but were 26% higher than the first half of last year. Results for the six months of 2001 were primarily driven by the results of the first quarter, which benefited from the increased market demand for interest rate contracts and which produced volatility in their prices as a result of the substantial decline in interest rates during the first quarter.

Part I
Item 2 (continued)


FEES AND COMMISSIONS

Fees and commissions for the second quarter of 2001 rose 11%, when compared with the second quarter of 2000 and for the first six months increased slightly versus last year's same period. The table below provides the significant components of fees and commissions.

==================================================================================================================================
(in millions)                                                                  SECOND QUARTER                 SIX MONTHS
                                                                        ---------------------------    -------------------------
                                                                            2001            2000          2001         2000
                                                                         -----------    ----------     ---------    -----------
Investment Management, Custody and Processing Services                   $      943     $     859      $   1,917     $    1,657
Credit Card Revenue - Operating                                                 427           339            811            667
Brokerage and Investment Services                                               308           246            671            572
Mortgage Servicing Fees, Net of Amortization and Write-downs                     75           131           (158)           281
Other Lending-Related Service Fees                                              122           154            252            304
Deposit Service Charges                                                         258           226            484            447
Other Fees                                                                      217           159            389            314
                                                                         ----------     ---------      ---------     ----------
    Total Fees and Commissions - Operating                               $    2,350     $   2,114      $   4,366     $    4,242
                                                                         ==========     =========      =========     ==========
==================================================================================================================================

Investment Management, Custody and Processing Services

Investment management, custody and processing services fees in the second quarter of 2001 rose 10% from the prior year's quarter and 16% from the first six months of 2000. Investment management fees were higher than last year, primarily as a result of the contributions of Flemings, which increased the level of funds under management. Custody and processing services decreased slightly from the second quarter of 2000 but increased from the first six months of 2000. The decrease for the quarter was largely due to the impact of lower security values on custody fees, partly offset by higher institutional trust fees related to new business and increased volume from existing clients. The increase for the first half reflected the higher aforementioned institutional trust fees from new business and cash management fees related to treasury activities.

Credit Card Revenue

The increases in credit card revenue for the second quarter and first half of 2001 reflect the impact of an increase in average receivables outstanding and higher late and overlimit fees. The increases also reflect higher interchange income due to stronger customer purchase volume, as well as higher other fee-based revenue.

The following table reconciles JPMorgan Chase's reported credit card revenue and operating credit card revenue (which excludes the impact of credit card securitizations).

=============================================================================================================================
 (in millions)                                                    SECOND QUARTER                       SIX MONTHS
                                                          ----------------------------       ------------------------------
                                                              2001            2000               2001              2000
                                                           -----------    ----------          -----------      -----------
Reported Credit Card Revenue                               $    465       $     443           $      898       $     840
Less Impact of Credit Card Securitizations                      (38)           (104)                 (87)           (173)
                                                           --------       ---------           ----------       ---------
Operating Credit Card Revenue                              $    427       $     339           $      811       $     667
                                                           ========       =========           ==========       =========
=============================================================================================================================

Brokerage and Investment Services

Brokerage and investment services in the 2001 second quarter increased $62 million from the prior year's same quarter and $99 million in the first six months of 2001 as a result of the Flemings acquisition. This increase was partly offset by the effect of the weaker markets that reduced the volume of institutional brokerage and retail investment activities.

Part I
Item 2 (continued)


Mortgage Servicing Fees

Mortgage servicing fees in the second quarter and first half of 2001 declined $56 million and $439 million from the same periods last year, respectively, reflecting the net impact of mortgage servicing rights related impairment due to the decline in mortgage rates. Securities gains of $315 million for the first half of 2001 partially offset the decline in mortgage servicing fees. Securities are used to economically hedge the mortgage servicing rights. While lower mortgage rates had a negative impact on mortgage servicing revenue, they had a positive impact on loan origination revenue through increased residential mortgage originations.

Other Lending-Related Service Fees

Other lending-related service fees were lower by $32 million than the second quarter of 2000 and $52 million than the first six months of last year. The declines were primarily attributable to the repositioning of the trade finance business.

Deposit Service Charges

Deposit service charges in the 2001 second quarter increased $32 million from the prior year's quarter and for the first six months of 2001 increased by $37 million from the prior year. The increases reflected the impact of the lower interest rates as customers who customarily would pay for deposit products and services by maintaining a higher level of compensating balances instead reduced their balances and paid for the services through separate fees. Also contributing to the increase were new pricing schedules implemented for the deposit products in the second quarter of 2001.

Other Fees

The increases in all other fees of $58 million and $75 million in the second quarter and first six months of 2001 from the same periods in the prior year, respectively, primarily reflected the growth in the volume of variable annuity sales. Also contributing to the increases were the acquisitions of Flemings and Colson Services Corp., a provider of record keeping, paying agent and other financial services.

PRIVATE EQUITY GAINS

Private equity gains (losses) were significantly affected by the downturn in the equities market. In the second quarter of 2001, both realized and unrealized categories had losses. These unfavorable results were attributable to write-offs and write-downs, particularly in JPMP's investment in the technology, media and telecommunications sectors. In addition, the ability of JPMP to realize cash gains upon the sale of an investment has become more difficult, as the weaker initial public offering and M&A environment during the first six months of 2001 has limited JPMP's ability to implement various "exit" strategies for its investments. For a further discussion of JPMorgan Chase's private equity results, see the JPMP line of business results on pages 19-20 of this Form 10-Q.

==============================================================================================================================
(in millions)                                          SECOND QUARTER                                  SIX MONTHS
                                                ----------------------------                 ------------------------------
                                                    2001            2000                        2001               2000
                                                ------------     -----------                 -----------       ------------
Realized Gains (Losses)                         $      (46)      $      630                   $     366         $   1,022
Unrealized Gains (Losses)                             (783)            (171)                     (1,068)              111
                                                ----------       ----------                   ---------         ---------
PRIVATE EQUITY GAINS (LOSSES)                   $     (829)      $      459                   $    (702)        $   1,133
                                                ==========       ==========                   =========         =========
==============================================================================================================================

SECURITIES GAINS

Securities gains in the second quarter of 2001 were up $43 million from last year's same quarter. For the first half, gains were $501 million above the same period last year. These increases resulted from the decline in interest rates since the fourth quarter of 2000, compared with the rate increases in the same period last year. As a consequence of the interest rate declines in the first half of 2001, the value of debt securities held this year rose and produced significant gains upon the sale of those securities.

Home Finance utilized debt securities in addition to derivatives to hedge the value of the mortgage servicing rights it carries on the Balance Sheet. In the 2001 first quarter, Home Finance realized $315 million of gains from the sale of debt securities used to economically hedge the mortgage servicing rights which partially offset the decline in mortgage servicing fees. In the 2001 second quarter, no material gains were recorded from the sale of securities. (However, hedge contracts were acquired to cover impairment losses and the results were recorded within mortgage servicing fees.)

Part I
Item 2 (continued)

OTHER REVENUE

================================================================================================================================
(in millions)                                                        SECOND QUARTER                       SIX MONTHS
                                                               -------------------------           --------------------------
                                                                   2001          2000                  2001           2000
                                                               ------------   ----------           -----------     ----------
Residential Mortgage Origination / Sales Activities             $      146      $    41             $     245       $    85
All Other Revenue                                                      128          164                   280           440
                                                                ----------      -------             ---------       -------
Operating Other Revenue                                                274          205                   525           525
Loss on Economic Hedge of the Flemings
  Purchase Price                                                        --         (141)                   --          (141)
Other Revenue - Credit Card Securitizations                             --            3                    (5)            8
                                                                ----------      -------             ---------       -------
Reported Other Revenue                                          $      274      $    67             $     520       $   392
                                                                ==========      =======             =========       =======
================================================================================================================================

Residential mortgage activities (which include originations and sales of loans and selective dispositions of mortgage servicing rights) in the 2001 second quarter and first six months rose $105 million and $160 million, respectively, from the comparable periods last year. The increases were the result of the higher volume of mortgage loans sold in 2001. The decline in mortgage interest rates and a strong housing market led to the growth of residential loan originations.

All other revenue decreased $36 million in the second quarter of this year versus the 2000 second quarter and decreased $160 million in the 2001 first six months compared with the prior year. These decreases were attributable to lower equity income from the American Century investment, reflecting the decline in the value of its funds under management. In addition, the second quarter and first half of 2001 included lower results related to economic hedges for planned overseas revenues.

On a reported basis, the second quarter and six months of 2000 results also included a $141 million loss resulting from the economic hedge for the purchase price of Flemings prior to its acquisition. (The offsetting appreciation in the dollar versus pound sterling exchange rate was reflected as a reduction in the purchase price and corresponding goodwill.)

NET INTEREST INCOME

OPERATING NII adjusts reported NII for the impact of credit card securitizations and trading-related NII that is considered part of total trading-related revenue. The following table reconciles reported and operating NII.

==================================================================================================================================
(in millions)                                                   SECOND QUARTER                               SIX MONTHS
                                                   ---------------------------------------      ---------------------------------

NET INTEREST INCOME                                       2001         2000       Change            2001         2000       Change
                                                       ----------    --------     ------         ----------   ----------    ------
   Reported NII                                       $    2,781     $  2,294      21%           $    5,199    $   4,708      10%
   Add Impact of Credit Card Securitizations                 311          349                           596          677
   Less Trading-Related NII                                 (333)        (149)                         (499)        (395)
                                                      ----------     --------                    ----------    ---------
   Operating NII                                      $    2,759     $  2,494      11%           $    5,296    $   4,990       6%
                                                      ==========     ========                    ==========    =========
==================================================================================================================================

Net Interest Income in the 2001 second quarter and first six months, both on a reported and operating basis, grew from the comparable periods last year, primarily as a result of the interest rate environment this year. Since the start of 2001, the lower interest rate environment contributed to growth in consumer loans, and a decline in the funding costs to support these loans. Last year, on the other hand, interest rates were on the rise, and this depressed the growth of, and spread on, interest earning assets.

Also contributing to the increase in both 2001 periods was the receipt in the second quarter of 2001 of several interest refunds aggregating $71 million on prior years' taxes. The first quarter of 2000 included a charge of $100 million for an estimated decrease in the residual value of auto leases.

Part I
Item 2 (continued)


NONINTEREST EXPENSE

Total operating noninterest expenses were $5.3 billion in the second quarter of 2001, up 5% from the second quarter of 2000. The increase reflected the higher investments in businesses and, in particular, the acquisition of Flemings. On a pro forma basis, total 2001 operating expenses declined from last year as a result of focused expense management initiatives, which include headcount reductions. The following table presents the components of noninterest expense on an operating and reported basis.

==================================================================================================================================
(in millions, except ratios)                                SECOND QUARTER                                SIX MONTHS
                                                -------------------------------------        ------------------------------------
                                                                           Pro Forma                                  Pro Forma
EXPENSE:                                           2001        2000         2000 (a)            2001        2000       2000 (a)
                                                ----------   ---------     ---------         ----------  ----------   ----------
Compensation Expense                            $    3,052   $   2,963     $   3,249         $    6,409  $    6,303   $    6,938
Occupancy Expense                                      327         297           315                675         605          642
Technology and Communications                          674         574           599              1,328       1,154        1,206
Other Expense                                        1,047       1,099         1,175              2,109       2,131        2,275
                                                ----------   ---------     ---------         ----------  ----------   ----------
   CASH OPERATING NONINTEREST EXPENSE                5,100       4,933         5,338             10,521      10,193       11,061
Amortization of Intangibles                            183          92           182                360         185          365
                                                ----------   ---------     ---------         ----------  ----------   ----------
   OPERATING NONINTEREST EXPENSE                     5,283       5,025         5,520             10,881      10,378       11,426
Merger and Restructuring Costs                         478          50            50                806          50           50
                                                ----------   ---------     ---------         ----------  ----------   ----------
   REPORTED NONINTEREST EXPENSE                 $    5,761   $   5,075     $   5,570         $   11,687  $   10,428   $   11,476
                                                ==========   =========     =========         ==========  ==========   ==========

Operating Overhead Ratio (b)                            74%         61%           63%                70%         60%          62%
Cash Operating Overhead Ratio (b)                       71          60            61                 67          59           60
----------------------------------------------------------------------------------------------------------------------------------

(a) Pro forma expense treats the purchase of Flemings as if it had occurred at the beginning of 2000.
(b) The overhead ratio is defined as noninterest expense as a percentage of total operating revenue (excluding merger and restructuring costs and special items). The cash overhead ratio also excludes the impact of the amortization of intangibles.
================================================================================

COMPENSATION EXPENSE

Compensation expense rose 3% from the 2000 second quarter and 2% from the first half of last year. The increases were attributable to the additions of Flemings and the mortgage business of Advanta. Partially offsetting the increases were the effect of headcount reductions, in particular in the Investment Bank and Investment Management & Private Banking, and lower incentive costs as a result of the decrease in revenues. Further reductions in headcount are anticipated during the rest of the year and in 2002.

==================================================================================================================================
FULL-TIME EQUIVALENT EMPLOYEES                                                     JUNE 30,
                                                                   -------------------------------------
                                                                          2001                 2000
                                                                       -----------          ---------
Domestic Offices                                                           58,369              56,351
Foreign Offices                                                            38,855              33,849
                                                                       ----------           ---------
Total Full-Time Equivalent Employees                                       97,224              90,200
                                                                       ==========           =========
==================================================================================================================================

The increase in full-time equivalent employees was attributable to the acquisition of Flemings and the mortgage business of Advanta.

OCCUPANCY EXPENSE

The increases from the second quarter and first half of last year reflected Flemings, as well as growing occupancy requirements of Investment Bank, IMPB and T&SS. Also contributing to the increases were higher leasing costs for several locations. These increases were partially offset by the impact of relocations of certain T&SS operations from the New York area to the South and Southwest.

TECHNOLOGY AND COMMUNICATIONS

Technology and Communications expense rose from both the second quarter and first half of 2000, primarily due to the addition of Flemings and the depreciation of more sophisticated hardware systems and software applications throughout the Firm. The increases also were attributable to higher leasing of and maintenance expenses for advanced computer and other office equipment.

Part I
Item 2 (continued)


OTHER EXPENSE

Other expense declined 5% from the second quarter and 1% from the first half of 2000. The following table presents the components of other expense.

=================================================================================================================================
(in millions)                                                             SECOND QUARTER                       SIX MONTHS
                                                                  -----------------------------      ---------------------------
                                                                      2001            2000               2001              2000
                                                                  -----------      ----------        ----------        ----------
     Professional Services                                        $      288       $     281         $      583        $     563
     Outside Services                                                    166             157                332              316
     Marketing                                                           144             144                285              261
     Travel and Entertainment                                            137             120                259              232
     All Other                                                           312             397                650              759
                                                                  ----------       ---------         ----------        ---------
       TOTAL OTHER EXPENSE                                        $    1,047       $   1,099         $    2,109        $   2,131
                                                                  ==========       =========         ==========        =========
=================================================================================================================================

- The increase in PROFESSIONAL SERVICES for the first half of 2001 was mainly driven by higher applications and systems consulting services to support various business-related projects.
- OUTSIDE SERVICES increased in both periods of 2001, primarily due to higher outside data processing fees related to the rise in volume of activities at Home Finance and Investor Services.
- MARKETING expense rose for the six months of 2001, principally due to the branding campaigns to introduce the new Firm, coupled with more active efforts to reach retail customers nationwide, particularly for the credit card business.
- The increase in TRAVEL AND ENTERTAINMENT in both periods of 2001 reflected the higher travel and hotel expenses in connection with global businesses generated by the Investment Bank, coupled with nonreservable activities related to the merger.
- The declines in ALL OTHER expense of 21% for the second quarter and 14% for the first half of 2001 were partly the result of decreases in recruitment costs associated with the reduced requirements across the Firm.

AMORTIZATION OF INTANGIBLES

The increases in amortization of intangibles over both periods in 2000 were attributable to the acquisitions of Flemings and The Beacon Group, LLC in the third quarter of 2000.

MERGER AND RESTRUCTURING COSTS

The Firm incurred $478 million of restructuring costs in the second quarter of 2001 related to previously announced merger actions and relocation and other business initiatives ($405 million and $73 million, respectively). Under current accounting pronouncements, these costs (primarily systems integration costs, facilities costs and retention payments) are not recognized until incurred. For a further discussion of JPMorgan Chase's merger and restructuring costs, refer to Note 4 of this Form 10-Q and Note 7 and page 42 of JPMorgan Chase's 2000 Annual Report.

CREDIT COSTS

Credit costs on an operating basis are composed of the provision for loan losses related to loans on the Consolidated Balance Sheet and to the credit costs associated with credit card receivables that have been securitized.

==============================================================================================================================
(in millions)                                             SECOND QUARTER                               SIX MONTHS
                                                   ---------------------------               ----------------------------
                                                        2001           2000                      2001              2000
                                                   ------------    -----------               ------------      ----------
Provision for Loan Losses                          $     525       $    328                   $     972         $     670
Credit Costs Associated with
   Credit Card Securitizations                           273            242                         514               496
                                                   ---------       --------                   ---------         ---------
Operating Credit Costs                             $     798       $    570                   $   1,486         $   1,166
                                                   =========       ========                   =========         =========
==============================================================================================================================

Credit costs in the second quarter and six months of 2001 increased $228 million and $320 million, respectively, as a result of increases in charge-offs in the commercial loan portfolios, primarily in the telecommunications industry, and in the consumer loan portfolio due to increased bankruptcies. See page 39 of this Form 10-Q for a discussion of the allowance for credit losses.

Part I
Item 2 (continued)


INCOME TAXES

JPMorgan Chase recognized income tax expense of $207 million in the second quarter of 2001 compared with $863 million in the second quarter of 2000. For the first half of 2001, JPMorgan Chase recorded income tax expense of $863 million, compared with $1,949 million for the first half of 2000. The effective tax rates were 35.4% in the second quarter of 2001 and 35.0% in the first half of 2001, compared with 34.6% and 35.0% in the second quarter of 2000 and first half of 2000, respectively.

--------------------------------------------------------------------------------
RISK MANAGEMENT
--------------------------------------------------------------------------------

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational and liquidity risk. For a discussion of these risks and definition of terms associated with managing these risks, please refer to the Glossary of Terms on page 50 of this Form 10-Q and pages 43-59 of JPMorgan Chase's 2000 Annual Report.

--------------------------------------------------------------------------------
CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of credit risk management focuses primarily on developments since December 31, 2000 and should be read in conjunction with pages 46-53 and 67-68 of JPMorgan Chase's 2000 Annual Report.

The following table presents the Firm's credit-related information for the dates indicated.

====================================================================================================================================
                                                                                                                PAST DUE 90 DAYS
                                            CREDIT-RELATED ASSETS          NONPERFORMING ASSETS (c)           & OVER AND ACCRUING
                                        -----------------------------   ---------------------------        ------------------------
                                             JUNE 30,       Dec 31,          JUNE 30,       Dec 31,            JUNE 30,     Dec 31,
(in millions)                                  2001          2000             2001           2000               2001         2000
                                          -------------   ---------      ------------     ---------         ------------  ---------

Commercial Loans                          $    112,790    $   119,460     $    1,890      $   1,434          $      82     $    99
Derivative and FX Contracts (a)                 68,910         76,373             88             37                 --          --
Consumer Loans (b)                             124,881        114,461            401            384                767         788
                                          ------------    -----------     ----------      ---------          ---------     -------
TOTAL MANAGED CREDIT-RELATED              $    306,581    $   310,294     $    2,379      $   1,855          $     849     $   887
                                          ============    ===========                                        =========     =======
Assets Acquired as Loan Satisfactions                                            119             68
                                                                          ----------      ---------
TOTAL NONPERFORMING ASSETS                                                $    2,498      $   1,923
                                                                          ==========      =========

====================================================================================================================================

                                                       NET CHARGE-OFFS                      ANNUAL AVERAGE NET CHARGE-OFF RATES (d)
                                            ------------------------------------    -------------------------------------------
(in millions, except ratios)                           SECOND QUARTER                                 SECOND QUARTER
                                            ------------------------------------             ----------------------------------
                                                  2001                 2000                      2001                   2000
                                               -----------         ----------                 -----------            ----------

Commercial Loans                                $    212             $     95                    0.77%                  0.32%
Consumer Loans                                       586                  482                    1.89                   1.81
                                                --------             --------
TOTAL MANAGED CREDIT-RELATED                    $    798             $    577                    1.37%                  1.03%
                                                ========             ========


                                                       NET CHARGE-OFFS                      ANNUAL AVERAGE NET CHARGE-OFF RATES (d)
                                            ------------------------------------    -------------------------------------------
                                                         SIX MONTHS                                     SIX MONTHS
                                            ------------------------------------             ----------------------------------
                                                  2001                 2000                      2001                   2000
                                               -----------         ----------                 -----------            ----------

Commercial Loans                                $    360             $    158                    0.64%                  0.27%
Consumer Loans                                     1,126                1,006                    1.87                   1.89
                                                --------             --------
TOTAL MANAGED CREDIT-RELATED                    $  1,486             $  1,164                    1.28%                  1.05%
                                                ========             ========
----------------------------------------------------------------------------------------------------------------------------------

 (a) Charge-offs for derivative receivables are included in trading revenue.
 (b) Includes credit card receivables that have been securitized.
 (c) Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) aggregating $112 million related to nonperforming counterparties.
 (d) Annualized.
================================================================================

Part I
Item 2 (continued)

JPMorgan Chase's managed credit-related assets of $307 billion at June 30, 2001 decreased 1%, when compared with year-end 2000. Commercial loans decreased $6.7 billion, or 6%, reflecting the Firm's ongoing discipline of originating loans for distribution and sale. Derivative and foreign exchange instruments decreased by 10% from $76.4 billion at year-end 2000. Consumer managed credit-related assets increased $10.4 billion, or 9%, from December 31, 2000, largely in the 1-4 family residential mortgage and auto finance portfolios.

The increase in nonperforming assets was primarily related to three domestic commercial credits. The portion of the commercial loan portfolio and counterparty credit outstanding considered investment grade was 67% at June 30, 2001, unchanged from year-end 2000. Management currently believes that credit conditions in the United States will remain challenging over the remainder of the year, which could cause a further increase in nonperforming assets in 2001. However, management believes that JPMC's credit performance this year will continue to be better than the industry average.

Net charge-offs in the managed portfolio were $798 million and $1,486 million in the second quarter and six months 2001, respectively, an increase of $221 million and $322 million, respectively, from the same periods one year ago, primarily reflecting increased net charge-offs in the telecommunications portion of the domestic commercial loan portfolio and in the consumer credit card portfolio.

For the remainder of the year, management expects commercial loan net charge-offs to remain at approximately the same level as in the first half of the year.

COMMERCIAL PORTFOLIO

===================================================================================================================================
(in millions)                                                                                               PAST DUE 90 DAYS & OVER
                                            CREDIT-RELATED ASSETS        NONPERFORMING ASSETS (b)                 AND ACCRUING
                                         -----------------------------   ---------------------                 ------------------
                                             JUNE 30,       Dec 31,          JUNE 30,     Dec 31,             JUNE 30,    Dec 31,
COMMERCIAL LOANS:                              2001           2000              2001         2000                2001        2000
                                           -------------   ----------      ------------   ---------         ------------  ---------
Domestic Commercial:
  Commercial and Industrial                $     62,932   $    64,031      $   1,211        $   727          $      20     $    95
  Commercial Real Estate                          4,740         4,834             68             65                 28           3
  Financial Institutions                          6,891         7,342            249             29                 --          --
                                           ------------   -----------      ---------        -------          ---------     -------
Total Domestic Commercial Loans                  74,563        76,207          1,528            821                 48          98
Foreign Commercial:
  Commercial and Industrial                      34,117        37,002            312            556                 34           1
  Commercial Real Estate                          1,665         1,470              9              9                 --          --
  Financial Institutions                          1,880         3,976              8             13                 --          --
  Foreign Governments                               565           805             33             35                 --          --
                                           ------------   -----------      ---------        -------          ---------     -------
Total Foreign Commercial Loans                   38,227        43,253            362            613                 34           1
                                           ------------   -----------      ---------        -------          ---------     -------
TOTAL COMMERCIAL LOANS                          112,790       119,460          1,890          1,434                 82          99
DERIVATIVE AND FX CONTRACTS (a)                  68,910        76,373             88             37                 --          --
                                           ------------   -----------      ---------        -------          ---------     -------
TOTAL COMMERCIAL CREDIT-RELATED            $    181,700   $   195,833      $   1,978        $ 1,471          $      82     $    99
                                           ============   ===========      =========        =======          =========     =======
===================================================================================================================================

(in millions, except ratios)                          NET CHARGE-OFFS             ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                             -------------------------------      -----------------------------------
                                                       SECOND QUARTER                           SECOND QUARTER
                                              -----------------------------         -------------------------------
COMMERCIAL LOANS:                                  2001            2000                   2001                2000
                                                -----------     ---------              ----------           ---------
Domestic Commercial:
   Commercial and Industrial                    $   158         $    64                    0.89%               0.34%
   Commercial Real Estate                            --              (1)                     --                  NM
   Financial Institutions                            19              17                    1.29                0.98
                                                -------         -------
Total Domestic Commercial                           177              80                    0.90                0.38
Foreign Commercial:
   Commercial and Industrial                         39              21                    0.54                0.28
   Commercial Real Estate                            --              --                      --                  --
   Financial Institutions                            (4)             (6)                     NM                  NM
   Foreign Governments                               --              --                      --                  --
                                                -------         -------
Total Foreign Commercial                             35              15                    0.46                0.18
                                                -------         -------
TOTAL COMMERCIAL LOANS                          $   212         $    95                    0.77%               0.32%
                                                =======         =======

Part I
Item 2 (continued)


(in millions, except ratios)                          NET CHARGE-OFFS             ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                             -------------------------------      -----------------------------------
                                                         SIX MONTHS                               SIX MONTHS
                                               ---------------------------           ------------------------------
COMMERCIAL LOANS:                                  2001            2000                    2001             2000
                                                -----------     ---------              ----------         -------
Domestic Commercial:
   Commercial and Industrial                    $   272         $   100                    0.77%             0.27%
   Commercial Real Estate                            (1)             (3)                     NM                NM
   Financial Institutions                            32              25                    1.06              0.73
                                                -------         -------
Total Domestic Commercial                           303             122                    0.76              0.29
Foreign Commercial:
   Commercial and Industrial                         61              39                    0.39              0.27
   Commercial Real Estate                            --              --                      --                --
   Financial Institutions                            (4)             (4)                     NM                NM
   Foreign Governments                               --               1                      --              0.21
                                                -------         -------
Total Foreign Commercial                             57              36                    0.35              0.22
                                                -------         -------
TOTAL COMMERCIAL LOANS                          $   360         $   158                    0.64%             0.27%
                                                =======         =======
--------------------------------------------------------------------------------------------------------------------------

(a)  Charge-offs for derivative receivables are included in trading revenue.
(b) Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) aggregating $112 million related to nonperforming counterparties.
(c)  Annualized.
NM - Not meaningful.
--------------------------------------------------------------------------------

COMMERCIAL AND INDUSTRIAL: The domestic commercial and industrial portfolio decreased $1.1 billion from 2000 year-end. Domestic commercial and industrial net charge-offs in the 2001 second quarter amounted to $158 million, compared with $64 million in the 2000 second quarter. Nonperforming domestic commercial and industrial loans were $1.2 billion, an increase of $484 million from the 2000 year-end. The foreign commercial and industrial portfolio totaled $34.1 billion at June 30, 2001, a decrease of 8% from the 2000 year-end level. Nonperforming foreign commercial and industrial loans were $312 million, a decrease of $244 million from year-end 2000 due in large part to continuing improvement in the Asian loan portfolio. Net charge-offs in the foreign commercial and industrial loan portfolio for the second quarter of 2001 increased to $39 million, from $21 million in the same period last year.

The telecommunications credit-related asset portfolio at June 30, 2001 was $10.1 billion, representing 5.5% of total JPMorgan Chase commercial credit-related assets, which is consistent with the Firm's strategy of maintaining portfolio diversification. The portion of the telecommunications portfolio considered investment grade as of June 30, 2001 was 60%, which compares with 67% for the aggregate portfolio. At June 30, 2001, 2.3% of the telecommunications portfolio was nonperforming. The more traditional (wireless and wireline) components of total telecommunications credit-related assets represented 86% of the total telecommunications portfolio, with 69% considered investment grade, while emerging telecommunications represented the balance.

FINANCIAL INSTITUTIONS: Loans to financial institutions decreased $2.5 billion during 2001, when compared with year-end, primarily as a result of reductions in the foreign portion of the portfolio. Nonperforming financial institution loans increased to $257 million from $42 million at December 31, 2000, primarily because of one borrower in the domestic portion of that portfolio.

Part I
Item 2 (continued)


DERIVATIVE AND FOREIGN EXCHANGE CONTRACTS
For a discussion of the derivative and foreign exchange contracts used by JPMorgan Chase, see Note 3 of this Form 10-Q, and page 50 and Notes 1 and 25 of JPMorgan Chase's 2000 Annual Report. The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at June 30, 2001 and December 31, 2000.


==================================================================================================================================
                                    AT JUNE 30, 2001                                            At December 31, 2000
                    -----------------------------------------------------    ----------------------------------------------------
                      INTEREST      FOREIGN          EQUITY,                   Interest      Foreign         Equity,
                        RATE       EXCHANGE       COMMODITY AND                  Rate       Exchange      Commodity and
                      CONTRACTS    CONTRACTS     OTHER CONTRACTS     TOTAL     Contracts    Contracts    Other Contracts     Total
                      ---------    ---------     ---------------     -----     ---------    ---------    ---------------     -----
Less Than 1 Year          13%          82%            37%             24%         12%           89%           40%             28%
1 to 5 Years              45           15             59              42          45             9            57              41
Over 5 Years              42            3              4              34          43             2             3              31
                         ---          ---            ---             ---         ---           ---           ---             ---
Total                    100%         100%           100%            100%        100%          100%          100%            100%
                         ===          ===            ===             ===         ===           ===           ===             ===
==================================================================================================================================

COUNTRY EXPOSURE
The following table presents JPMorgan Chase's exposure to selected countries. This disclosure is based on management's view of country exposure. The difference between the current presentation and that used at the two prior quarter-ends is primarily as follows: (1) collateral held is used to reduce exposure on counterparty trades within a country; and (2) disclosure is based on total exposure, which includes local exposure funded locally in addition to cross-border exposure. Management believes the current presentation more accurately reflects JPMorgan Chase's country exposure. Amounts as of December 31, 2000 have been restated to conform to the current presentation.

==============================================================================================================================
SELECTED COUNTRY EXPOSURE

                                                         AT JUNE 30, 2001                                     At Dec 31, 2000
                      ---------------------------------------------------------------------------------       ---------------

                                                                                            TOTAL                  Total
                                           CROSS BORDER                   LOCAL (d)      EXPOSURE (e)            Exposure
                         ---------------------------------------------    -----          --------                --------

(in billions)             LENDING (a)      TRADING (b)      OTHER (c)
                          -------          -------          -----

Mexico                    $  1.2          $   1.2           $   --        $  0.7          $    3.1              $   3.3
Brazil                       0.9              0.2              0.8           0.9               2.8                  2.4
Argentina                    0.4              0.8              0.1           0.1               1.4                  1.4
South Africa                 0.2              0.8              0.1            --               1.1                  1.3
Indonesia                    0.4              0.1               --            --               0.5                  0.9
Turkey                       0.2               --               --            --               0.2                  0.7
Russia                        --              0.1               --            --               0.1                  0.3
------------------------------------------------------------------------------------------------------------------------------

(a) Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit, and undrawn commitments to extend credit.
(b) Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed).
     The amounts associated with derivative and foreign exchange contracts are presented after taking into account the impact of legally enforceable master netting agreements.
(c)  Mainly local exposure funded cross border.
(d) Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.
(e) Total exposure includes exposure to both government and private sector entities in a country.
================================================================================

Part I
Item 2 (continued)


CONSUMER PORTFOLIO

====================================================================================================================================

                                                                                                         PAST DUE 90 DAYS & OVER
                                              CREDIT-RELATED ASSETS           NONPERFORMING ASSETS               AND ACCRUING
                                              ---------------------           --------------------       -------------------------
(in millions)                                  JUNE 30,     Dec 31,            JUNE 30,     Dec 31,             JUNE 30,    Dec 31,
                                               2001          2000               2001         2000                2001        2000
CONSUMER LOANS:                           -------------   ------------     ------------   ---------         ------------  ---------
  1-4 Family Residential Mortgages        $     56,743    $     50,302     $     263        $   269          $      --     $     2
  Credit Card -  Reported                       19,531          18,495            25             26                326         327
  Credit Card Securitizations (a)               17,753          17,871            --             --                374         387
                                          ------------    ------------     ---------        -------          ---------     -------
  Credit Card -  Managed                        37,284          36,366            25             26                700         714
  Auto Financings                               23,322          19,802            97             76                  1           1
  Other Consumer (b)                             7,532           7,991            16             13                 66          71
                                          ------------    ------------     ---------        -------          ---------     -------
TOTAL CONSUMER LOANS                      $    124,881    $    114,461     $     401        $   384          $     767     $   788
                                          ============    ============     =========        =======          =========     =======
====================================================================================================================================

                                                      NET CHARGE-OFFS             ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                             ------------------------------       -----------------------------------
(in millions, except ratios)                         SECOND QUARTER                           SECOND QUARTER
                                                -------------------------              ----------------------------
CONSUMER LOANS:                                     2001        2000                        2001            2000
                                                 ----------   ---------                  ---------        ---------
 1-4 Family Residential Mortgages                 $      7    $     10                      0.05%           0.09%
 Credit Card -  Reported                               234         166                      4.69            5.52
 Credit Card Securitizations (a)                       273         242                      6.55            4.93
                                                  --------    --------
 Credit Card -  Managed                                507         408                      5.54            5.16
 Auto Financings                                        26          22                      0.46            0.47
 Other Consumer (b)                                     46          42                      2.30            1.72
                                                  --------    --------
TOTAL CONSUMER LOANS                              $    586    $    482                      1.89%           1.81%
                                                  ========    ========

                                                      NET CHARGE-OFFS             ANNUAL AVERAGE NET CHARGE-OFF RATES (c)
                                             ------------------------------       -----------------------------------
(in millions, except ratios)                           SIX MONTHS                                   SIX MONTHS
                                                -------------------------              --------------------------------
CONSUMER LOANS:                                     2001        2000                        2001            2000
                                                 ----------   ---------                  ---------        ---------
 1-4 Family Residential Mortgages                 $     17    $     19                      0.06%           0.08%
 Credit Card -  Reported                               452         354                      4.59            5.40
 Credit Card Securitizations (a)                       514         496                      6.20            5.25
                                                  --------    --------
 Credit Card -  Managed                                966         850                      5.33            5.31
 Auto Financings                                        55          43                      0.51            0.46
 Other Consumer (b)                                     88          94                      2.11            1.89
                                                  --------    --------
TOTAL CONSUMER LOANS                              $  1,126    $  1,006                      1.87%           1.89%
                                                  ========    ========

--------------------------------------------------------------------------------


(a) Represents the portion of JPMorgan Chase's credit card receivables that have been securitized.
(b) Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured lines of credit and foreign consumer.
(c) Annualized.

================================================================================


RESIDENTIAL MORTGAGE LOANS: Residential mortgage loans were $56.7 billion at June 30, 2001, a $6.4 billion increase from year-end. During the first six months of 2001, the level of nonperforming residential mortgage loans decreased 2%. The net charge-off rate of 0.05% for the second quarter of 2001 was four basis points lower than for the second quarter 2000.

CREDIT CARD LOANS: JPMorgan Chase analyzes its credit card portfolio on a "managed basis," which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Managed credit card receivables of $37.3 billion as of June 30, 2001 increased 3% when compared with year-end 2000 and increased over 16% from June 30 last year. During the 2001 second quarter, net charge-offs as a percentage of average credit card receivables increased to 5.54%, compared with 5.16% in the prior-year period. Loans over 90 days past due decreased to 1.88% of the portfolio at June 30, 2001, compared with 1.96% at December 31, 2000. Management anticipates that the managed credit card net charge-off ratio for full-year 2001 will be higher than for full-year 2000.

Part I
Item 2 (continued)

AUTO FINANCINGS: Auto financings outstanding increased 18% at June 30, 2001, when compared with year-end 2000. The charge-off rate of 0.46% for the 2001 second quarter, unchanged from full-year 2000, continues to be indicative of this portfolio's selective approach to asset origination. Total originations were $9.1 billion for the six months of 2001, compared with $5.1 billion for the same 2000 period.

OTHER CONSUMER LOANS: The level of other consumer loans of $7.5 billion at June 30, 2001 decreased 6% from year-end 2000. The net charge-off rates related to this portfolio were higher in the second quarter, when compared with the second quarter of 2000 due to higher bankruptcy losses for certain installment loans and revolving lines of credit.

ALLOWANCE FOR CREDIT LOSSES
Loans: JPMorgan Chase's allowance for loan losses is intended to cover probable credit losses as of June 30, 2001, for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components and a residual component. For a further discussion of the specific loss, expected loss and residual components of the allowance for loan losses, see page 53 of JPMorgan Chase's 2000 Annual Report.

The provision for loan losses for the second quarter of 2001 increased $197 million or 60%, when compared with the second quarter of 2000.

Foreign commercial loan net charge-offs increased $21 million during the first six months of 2001, when compared with the first six months of 2000, while foreign commercial nonperforming loans decreased $536 million from June 30, 2000 to $362 million at June 30, 2001. However, domestic commercial loan net charge-offs and nonperforming loans increased $181 million and $935 million, respectively, during the same periods.


============================================================================================================================

ALLOWANCE COMPONENTS
(in millions)                                     AT JUNE 30, 2001          At December 31, 2000            At June 30, 2000
                                                  ----------------          --------------------            ----------------
Specific Loss                                      $       881                   $       602                  $      577

Expected Loss:
   Consumer                                              1,637                         1,444                       1,455
   Commercial                                              769                           919                         817
                                                   -----------                   -----------                  ----------
     Total Expected Loss                                 2,406                         2,363                       2,272
                                                   -----------                   -----------                  ----------

Residual Component                                         386                           700                         893
                                                   -----------                   -----------                  ----------
     Total                                         $     3,673                   $     3,665                  $    3,742
                                                   ===========                   ===========                  ==========

============================================================================================================================

Lending-Related Commitments: JPMorgan Chase also has an allowance for its lending-related commitments, using a methodology similar to that used for the loan portfolio. This allowance, which is reported in Other Liabilities, was $285 million at June 30, 2001, $283 million at December 31, 2000 and $333 million at June 30, 2000.

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
MARKET RISK MANAGEMENT
--------------------------------------------------------------------------------

AGGREGATE VAR EXPOSURE
Value-at-Risk ("VAR") is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. VAR calculations are performed for all material trading and investment portfolios and for market risk-related A/L activities. Due to procedural differences at the heritage firms, combined VAR is not available for periods prior to the merger date.

Although no single risk statistic can reflect all aspects of market risk, the tables that follow provide an overview of the market risk exposure of JPMorgan Chase at the dates indicated. The following table represents JPMorgan Chase's average and period-end VARs for its trading portfolios and its A/L activities.


================================================================================

AGGREGATE PORTFOLIO
-------------------
                                                   SIX MONTHS ENDED JUNE 30, 2001
                                        --------------------------------------------------
                                            AVERAGE           MINIMUM              MAXIMUM                 AT JUNE 30, 2001
(in millions)                                 VAR               VAR                  VAR
---------------------------------------------------------------------------------------------------------------------------
Trading Portfolio                       $      65.7         $    48.9           $    87.0                     $      61.8
Investment Portfolio and
    A/L Activities (a)                        105.0              79.8               120.2                           106.3
Less: Portfolio Diversification               (41.5)               NM                  NM                           (51.5)
                                        -----------         ----------          ---------                     -----------
     Total VAR                          $     129.2         $    99.4           $   163.8                     $     116.6
                                        ===========         =========           =========                     ===========

---------------------------------------------------------------------------------------------------------------------------

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

================================================================================

MARKET RISK-RELATED ACTIVITIES
Value-at-Risk: JPMorgan Chase is exposed to interest rate-, foreign exchange-, equity- and commodity-market risks in its trading portfolio. The table below reflects VAR data for the trading portfolio by risk category. See the Aggregate VAR Exposure section above for average and period-end VARs for the total trading portfolio.
================================================================================

MARKED-TO-MARKET TRADING PORTFOLIO (a)
----------------------------------
                                         SIX MONTHS ENDED JUNE 30, 2001
                                 --------------------------------------------
                                   AVERAGE         MINIMUM          MAXIMUM      AT JUNE 30, 2001
(in millions)                        VAR             VAR              VAR

---------------------------------------------------------------------------------------------------
Interest Rate                    $    41.6       $   23.5        $    69.2           $     39.9
Foreign Exchange                       6.1            3.6             10.9                  6.3
Equities                              22.2           14.1             32.6                 22.7
Commodities                            3.9            2.5              6.2                  4.5
Hedge Fund Investments                 3.0            2.5              4.2                  2.5
Less: Portfolio Diversification      (11.1)            NM               NM                (14.1)
                                 ---------       --------        ---------           ----------
    Total Trading VAR            $    65.7       $   48.9        $    87.0           $     61.8
                                 =========       ========        =========           ==========
---------------------------------------------------------------------------------------------------

(a) While integrated VAR computations are available for the aggregate portfolio, integrated VAR by risk category has not yet been implemented. Accordingly, this table has been prepared using certain estimates and assumptions. Each risk category VAR was computed based on the methodologies used by the heritage firms, assuming no correlation between the heritage firms' exposures. Actual risk category VAR may differ from these estimates.

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

================================================================================

Part I
Item 2 (continued)


HISTOGRAM:
The following histogram illustrates JPMorgan Chase's daily market risk-related revenue, which is defined as the daily change in value of the marked-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue.

In the first half of 2001, JPMorgan Chase posted positive daily market risk-related revenue for 112 out of 126 business days, with 91 days exceeding positive $20 million. Losses were sustained on 14 of the 126 days represented in the histogram. JPMorgan Chase incurred four daily trading losses in excess of $20 million in the first half of 2001.

Due to significant differences in the definition of market risk-related revenues used in the preparation of histograms at Chase and J.P. Morgan, it is not feasible to include a histogram for fiscal-year 2000.


      [ SEE APPENDIX 1 -- NARRATIVE DESCRIPTION OF GRAPHIC IMAGE MATERIAL]

Stress Testing: Whereas VAR captures exposure to unlikely events in normal markets, stress testing discloses market risk under plausible events in abnormal markets.

Part I
Item 2 (continued)


The following table represents the potential stress test loss (pre-tax) in JPMorgan Chase's trading portfolio predicted by JPMorgan Chase's stress test scenarios.

===========================================================================================================

LARGEST MONTHLY STRESS TEST LOSS - PRE-TAX
------------------------------------------
                                         SIX MONTHS ENDED JUNE 30, 2001
                                 --------------------------------------------
(in millions)                      AVERAGE         MINIMUM          MAXIMUM           AT JUNE 30, 2001

-------------------------------------------------------------------------------------------------------
Stress Test Loss - Pre-Tax       $  (277)       $   (118)         $   (447)                $   (344)
-------------------------------------------------------------------------------------------------------


INVESTMENT PORTFOLIO AND ASSET/LIABILITY ACTIVITIES
JPMorgan Chase also is exposed to market risk in its investment portfolio and A/L activities. Market risk measurements for JPMorgan Chase's investment portfolio and A/L activities reflect all significant market risk-related factors that have an effect on these activities. Non-market factors that are not included in market risk measurements, such as changes in credit quality, also may have an affect on these activities.

Value-at-Risk: See the VAR Aggregate Exposure section on page 40 for JPMorgan Chase's average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Stress Testing:
Economic value stress testing measures the potential change in the market value of JPMorgan Chase's investment portfolio and A/L activities. As of June 30, 2001, the largest potential loss under the various economic value stress test scenarios utilized by the Firm on the value of JPMorgan Chase's investment portfolio and A/L activities would have been equivalent to less than 1% of JPMorgan Chase's market capitalization.

The NII stress test measures the potential change in JPMorgan Chase's interest earnings over a one-year time horizon. At June 30, 2001, JPMorgan Chase's largest potential NII stress test loss was estimated to be approximately 3.8% of projected net income for the full-year 2001.

Nonstatistical Risk Measures: Exposure to interest rate risk is assessed using a Basis Point Value ("BPV") method. BPV measures the change in market value of JPMorgan Chase's investment portfolio and A/L activities to a one basis point increase in interest rates (directional risk) or one basis point widening of interest rate spreads (basis risk). The table that follows shows that JPMorgan Chase had a directional BPV of $(6.5) million (pre-tax) at June 30, 2001. This indicates that the market value of JPMorgan Chase's A/L positions would have declined by approximately $6.5 million for every one basis point increase in interest rates along the interest rate yield curve. The table also shows that the economic value of JPMorgan Chase's investment portfolio and A/L activities would have declined by $(14.6) million (pre-tax) for every one basis point widening of interest rate spreads (basis risk).

===========================================================================================================

MARKET RISK-RELATED A/L ACTIVITIES
----------------------------------
                                         SIX MONTHS ENDED JUNE 30, 2001
                                 --------------------------------------------
(in millions)                      AVERAGE         MINIMUM          MAXIMUM           AT JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------
Directional Risk                 $    (7.6)     $    (6.0)       $     (8.9)              $   (6.5)
Basis Risk                           (14.5)         (11.1)            (18.4)                 (14.6)
===========================================================================================================

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
CAPITAL MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of JPMorgan Chase's capital management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with pages 44-45 and Note 23 of JPMorgan Chase's 2000 Annual Report.

CAPITAL
JPMorgan Chase's capital levels at June 30, 2001 continued to improve with ratios well in excess of regulatory guidelines. At June 30, 2001, the Tier 1 and Total Capital ratios were 8.7% and 12.2%, respectively.

The following table shows JPMorgan Chase's capital generation and use during the periods indicated.

===========================================================================================================

                                                             SECOND QUARTER              SIX MONTHS
                                                        ----------------------      ---------------------
(in billions)                                              2001         2000           2001       2000
                                                        --------      --------      --------     --------
SOURCES OF FREE CASH FLOW
  Cash Operating Earnings Less Dividends                 $   0.2        $  1.3       $   1.1      $ 2.7
  Plus: Preferred Stock and Equivalents/Special Items       (0.7)         (0.3)         (0.5)      (0.3)
  Less: Capital for Internal Asset Growth                   (0.5)         (0.7)         (1.0)      (1.2)
                                                         -------        ------       -------      -----
 Total Sources of Free Cash Flow                         $  (1.0)       $  0.3       $  (0.4)     $ 1.2
                                                         =======        ======       =======      =====

USES OF FREE CASH FLOW
  Increases (Decreases) in Capital Ratios                $  (0.7)       $  0.4       $   0.5      $ 0.3
  Acquisitions                                               --             --           0.1         --
  Repurchases Net of Stock Issuances                        (0.3)         (0.1)         (1.0)       0.9
                                                         -------        ------       -------      -----
Total Uses of Free Cash Flow                             $  (1.0)       $  0.3       $  (0.4)     $ 1.2
                                                         =======        ======       =======      =====
===========================================================================================================


In the first quarter of 2001, JPMorgan Chase raised the quarterly cash dividend on its common stock to $0.34 per share from $0.32 per share. The Firm's current dividend policy is to pay over time common stock dividends equal to approximately 25% to 35% of operating earnings less preferred stock dividends, although in any given quarter the common stock dividend may be higher or lower than this range. The current quarterly dividend exceeds the target range given this quarter's lower operating earnings. Future dividend policies will be determined by JPMorgan Chase's Board of Directors after taking into consideration the Firm's earnings, financial condition and applicable governmental regulations and policies.

At June 30, 2001, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $55.0 billion, an increase of $1.6 billion from December 31, 2000. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, aggregate common stock issuances and treasury stock reissuances of $1.0 billion and the issuance of an aggregate $2.5 billion in trust preferred capital securities and subordinated debt. These sources of capital were partially offset by the redemption of preferred stock and subordinated debt and by capital needed for internal asset growth.

The Board of Directors of J.P. Morgan Chase & Co. has authorized, effective July 19, 2001, the repurchase of up to $6 billion of JPMorgan Chase's common stock. This authorization is in addition to any amounts necessary to provide for issuances under JPMorgan Chase's dividend reinvestment plan and its various stock-based director and employee benefits plans.

--------------------------------------------------------------------------------
LIQUIDITY RISK MANAGEMENT
--------------------------------------------------------------------------------

The following discussion of JPMorgan Chase's liquidity risk management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with page 59 of JPMorgan Chase's 2000 Annual Report.

Part I
Item 2 (continued)


LIQUIDITY
During the first six months of 2001, JPMorgan Chase issued approximately $6.8 billion of long-term debt and $500 million of trust preferred capital securities. During the same period, $9.2 billion of long-term debt matured or was redeemed and $0.5 billion of preferred stock was called.

--------------------------------------------------------------------------------
OPERATIONAL RISK  MANAGEMENT
--------------------------------------------------------------------------------

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

DIVIDENDS
JPMorgan Chase's bank subsidiaries, without the approval of their relevant banking regulators, could pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $3.8 billion at June 30, 2001.


--------------------------------------------------------------------------------
ACCOUNTING DEVELOPMENTS
--------------------------------------------------------------------------------


LEGAL ISOLATION
In July 2001, the FASB issued a Technical Bulletin that would delay the effective date of SFAS 140 for certain provisions that impact entities subject to possible receivership by the FDIC. For those entities, the Technical Bulletin delays the isolation standards of SFAS 140 until at least December 31, 2001. The Firm currently is reviewing its transactions to determine what modifications will be required to conform with SFAS 140 and the Technical Bulletin.

BUSINESS COMBINATIONS AND INTANGIBLE ASSETS
In June 2001, the FASB issued SFAS 141, which revises the financial accounting and reporting for business combinations, and also issued SFAS 142, which revises the financial accounting and reporting for goodwill and other intangible assets. SFAS 141 requires that all business combinations be accounted for using the purchase method. Accounting for business combinations using the pooling of interests method no longer is allowed. SFAS 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if the intangible assets meet one of two criteria -- the contractual-legal criterion or the separability criterion. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 as well as business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Certain transition provisions could affect the accounting for business combinations using the purchase method that were completed before July 1, 2001.

SFAS 142 establishes how intangible assets (other than those acquired in a business combination) should be accounted for upon acquisition. It also addresses how goodwill and other intangible assets should be accounted for subsequent to their acquisition. Goodwill and intangible assets that have indefinite useful lives no longer will be amortized but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized over their useful lives. The provisions of SFAS 142 are required to be adopted by the Firm beginning January 1, 2002. Impairment losses that arise due to the initial application of SFAS 142 are required to be reported as a change in accounting principle.

The Firm currently is assessing the impact of SFAS 141 and SFAS 142 on its financial condition and operating performance.

Part I
Item 2 (continued)

                            J.P. MORGAN CHASE & CO.
                              FINANCIAL HIGHLIGHTS
                (IN MILLIONS, EXCEPT PER SHARE DATA AND RATIOS)


                                             SECOND QUARTER     Over/(Under)         SIX MONTHS      Over/(Under)
                                          --------------------                   ----------------
REPORTED BASIS                             2001         2000        2000          2001      2000         2000
                                          --------    --------   -----------   --------  --------     -----------
Revenue                                   $ 6,871     $7,899       (13)%     $  15,124   $ 16,668         (9)%
Noninterest Expense (excluding Merger
  and Restructuring Costs)                  5,283      5,025         5          10,881     10,378          5
Merger and Restructuring Costs                478         50        NM             806         50         NM
Provision for Loan Losses                     525        328        60             972        670         45
Net Income (a)                            $   378     $1,633       (77)%     $   1,577   $  3,621        (56)%

Net Income per Share:
--------------------
    Basic (a)                             $  0.18     $ 0.87       (79)%     $    0.78   $   1.92        (59)%
    Diluted (a)                              0.18       0.83       (78)           0.76       1.84        (59)
Cash Dividends Declared                      0.34       0.32         6            0.68       0.64          6
Share Price at Period End                                                        44.60      46.06         (3)
Book Value at Period End                                                         20.81      19.19          8

Common Shares Outstanding:
-------------------------
Average Common Shares:
    Basic                                 1,978.4    1,853.1         7%        1,972.6    1,858.9          6%
    Diluted                               2,033.6    1,939.2         5         2,033.0    1,942.3          5
Common Shares at Period End               1,989.2    1,829.7         9         1,989.2    1,829.7          9

Performance Ratios:
------------------
Return on Average Total Assets (b)           0.21%      0.98%      (77)bp         0.43%      1.10%       (67)bp
Return on Average Common Equity (b)           3.5       19.1    (1,560)            7.5       21.4     (1,390)

Capital Ratios:
--------------
Tier 1 Capital Ratio                                                               8.7%       8.6%        10bp
Total Capital Ratio                                                               12.2       12.3        (10)
Tier 1 Leverage                                                                    5.4        5.8        (40)

---------------------------------------------------------------------------------------------------------------------

                                                                 INCLUDING JPMORGAN PARTNERS (f)
                                          -------------------------------------------------------------------
OPERATING BASIS (c)
Revenue                                   $ 7,144     $8,282       (14)%     $  15,638   $ 17,305        (10)%
Noninterest Expense                         5,283      5,025         5          10,881     10,378          5
Credit Costs                                  798        570        40           1,486      1,166         27
Earnings                                      690      1,757       (61)          2,126      3,745        (43)
Diluted Earnings per Share                   0.33       0.89       (63)           1.03       1.90        (46)
Return on Average Common Equity (b)           6.5%      20.6%   (1,410)bp         10.1%      22.2%    (1,210)bp
Overhead Ratio (d)                             74         61     1,300              70         60      1,000

CASH OPERATING BASIS:
Cash Earnings                             $   873     $1,849       (53)%     $   2,486   $  3,930        (37)%
Cash Diluted Earnings per Share              0.42       0.94       (55)           1.20       2.00        (40)
Shareholder Value Added (e)                  (394)       814        NM             (23)     1,881         NM
Cash Return on Average Common Equity(b)       8.2%      21.7%   (1,350)bp         11.9%      23.3%    (1,140)bp
Cash Overhead Ratio (d)                        71         60     1,100              67         59        800

                                                                 EXCLUDING JPMORGAN PARTNERS (f)
                                          -------------------------------------------------------------------
OPERATING BASIS (c)
Revenue                                   $ 8,038     $7,892         2%      $  16,475   $ 16,314          1%
Noninterest Expense                         5,209      4,945         5          10,707     10,172          5
Credit Costs                                  798        570        40           1,486      1,166         27
Earnings                                    1,308      1,556       (16)          2,769      3,239        (15)
Diluted Earnings per Share                   0.64       0.79       (19)           1.35       1.65        (18)
Return on Average Common Equity (b)          14.7%      23.3%     (860)bp         15.8%      24.5%      (870)bp
Overhead Ratio (d)                             65         63       200              65         62        300

CASH OPERATING BASIS:
Cash Earnings                             $ 1,486     $1,646       (10)%     $   3,119   $  3,419         (9)%
Cash Diluted Earnings per Share              0.72       0.84       (14)           1.52       1.74        (13)
Shareholder Value Added (e)                   463        890       (48)          1,107      1,923        (42)
Cash Return on Average Common Equity(b)      16.7%      24.7%     (800)bp         17.8%      25.9%      (810)bp
Cash Overhead Ratio (d)                        63         62       100              63         61        200
------------------------------------------------------------------------------------------------------------

(a) Reported basis for the six months of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, and basic and diluted earnings per share have been reduced by $(0.01) in the first six months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

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

(e) SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles minus preferred dividends and an explicit charge for capital. An integrated cost of capital was implemented during the second quarter of 2001. A 12% cost of capital has been used for all businesses except JPMP, which has a 15% cost of capital. The effective cost of equity capital used in the SVA framework for JPMorgan Chase overall is 12%. Prior periods have been restated to conform with current methodologies.

(f) JPMP is JPMorgan Chase's private equity business. See pages 19 through 20 for its line of business results.

bp - Denotes basis points; 100 bp equals 1%.

NM -  Not meaningful.
--------------------------------------------------------------------------------

Part I
Item 2 (continued)

                             J.P. MORGAN CHASE & CO.
             CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
       (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS, EXCEPT RATES)


                                                  THREE MONTHS ENDED JUNE 30, 2001     Three Months Ended June 30, 2000
                                                 ----------------------------------- -----------------------------------
                                                   AVERAGE                  RATE        Average                   Rate
                                                   BALANCE   INTEREST   (ANNUALIZED)    Balance    Interest   (Annualized)
                                                   -------   --------   ------------    -------    --------   ------------
ASSETS
Deposits with Banks                              $   9,535   $   111       4.65%      $   8,956      $  176      7.92%
Federal Funds Sold and
 Securities Purchased under
 Resale Agreements                                  86,556     1,076       4.98          82,245       1,201      5.87
Securities and Trading Assets                      194,736     2,864       5.90 (a)     173,870       2,855      6.60 (a)
Securities Borrowed                                 38,006       347       3.66          35,421         528      6.00
Loans                                              217,447     4,090       7.55         205,419       4,121      8.06
                                                 ---------   -------                  ---------      ------
 Total Interest-Earning Assets                     546,280     8,488       6.23%        505,911       8,881      7.06%
Allowance for Loan Losses                           (3,708)                              (3,705)
Cash and Due from Banks                             21,499                               16,579
Trading Assets - Derivative Receivables             77,794                               74,943
Other Assets                                        93,903                               73,610
                                                 ---------                            ---------
Total Assets                                     $ 735,768                            $ 667,338
                                                 =========                            =========

LIABILITIES
Interest-Bearing Deposits                        $ 215,987   $ 2,122       3.94%      $ 213,124      $2,644      4.99%
Federal Funds Purchased and
   Securities Sold under
   Repurchase Agreements                           167,126     1,787       4.29         131,700       1,873      5.72
Commercial Paper                                    17,818       195       4.39          14,424         226      6.29
Other Borrowings (b)                                63,038       950       6.04          57,939       1,048      7.28
Long-Term Debt                                      45,173       634       5.63          46,195         773      6.73
                                                 ---------    ------                  ---------      ------
Total Interest-Bearing Liabilities                 509,142     5,688       4.48         463,382       6,564      5.70
                                                 ---------    ------                  ---------      ------
Noninterest-Bearing Deposits                        60,073                               52,700
Trading Liabilities - Derivative Payables           71,980                               70,809
Other Liabilities                                   51,065                               44,472
                                                 ---------                            ---------
Total Liabilities                                  692,260                              631,363
                                                 ---------                            ---------
PREFERRED STOCK OF SUBSIDIARY                          550                                  550
                                                 ---------                            ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                      1,239                                1,621
Common Stockholders' Equity                         41,719                               33,804
                                                 ---------                            ---------
Total Stockholders' Equity                          42,958                               35,425
                                                 ---------                            ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity        $ 735,768                            $ 667,338
                                                 =========                            =========
INTEREST RATE SPREAD                                                       1.75%                                 1.36%
                                                                           ====                                  ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                     $ 2,800       2.06%                     $2,317      1.84%
                                                             =======       ====                      ======      ====



--------------------------------------------------------------------------------
(a) For the three months ended June 30, 2001 and June 30, 2000, the annualized rate for available-for-sale securities based on historical cost was 5.63% and 6.05%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.71% and 6.32%, respectively.

(b) Includes securities sold but not yet purchased and structured notes and trust preferred notes.
--------------------------------------------------------------------------------

Part I
Item 2 (continued)


                             J.P. MORGAN CHASE & CO.
             CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
       (TAXABLE-EQUIVALENT INTEREST AND RATES; IN MILLIONS, EXCEPT RATES)


                                              SIX MONTHS ENDED JUNE 30, 2001       Six Months Ended June 30, 2000
                                            -----------------------------------   ---------------------------------
                                              AVERAGE                  RATE        Average                   Rate
                                              BALANCE   INTEREST   (ANNUALIZED)    Balance    Interest   (Annualized)
                                              -------   --------   ------------    -------    --------   ------------
ASSETS
Deposits with Banks                         $   8,531   $   250       5.90%      $   9,576      $  388      8.15%
Federal Funds Sold and
 Securities Purchased under
 Resale Agreements                             84,706     2,272       5.41          78,732       2,291      5.85
Securities and Trading Assets                 197,789     5,765       5.88 (a)     168,999       5,547      6.60 (a)
Securities Borrowed                            37,635       840       4.50          35,710       1,056      5.95
Loans                                         218,285     8,559       7.91         204,556       8,063      7.93
                                            ---------   -------                  ---------      ------
 Total Interest-Earning Assets                546,946    17,686       6.52%        497,573      17,345      7.01%
Allowance for Loan Losses                      (3,703)                              (3,702)
Cash and Due from Banks                        21,440                               16,332
Trading Assets - Derivative Receivables        77,021                               75,217
Other Assets                                   91,672                               74,047
                                            ---------                            ---------
Total Assets                                $ 733,376                            $ 659,467
                                            =========                            =========

LIABILITIES
Interest-Bearing Deposits                   $ 216,366   $ 4,758       4.43%      $ 214,793      $5,151      4.82%
Federal Funds Purchased and
   Securities Sold under
   Repurchase Agreements                      159,940     3,923       4.95         125,462       3,439      5.51
Commercial Paper                               17,890       460       5.18          16,527         497      6.05
Other Borrowings (b)                           66,801     1,931       5.83          55,029       1,995      7.29
Long-Term Debt                                 46,303     1,378       6.00          45,639       1,508      6.64
                                            ---------   -------                  ---------      ------
Total Interest-Bearing Liabilities            507,300    12,450       4.95         457,450      12,590      5.53
                                            ---------   -------                  ---------      ------
Noninterest-Bearing Deposits                   57,656                               52,519
Trading Liabilities - Derivative Payables      73,354                               69,670
Other Liabilities                              51,660                               44,180
                                            ---------                            ---------
Total Liabilities                             689,970                              623,819
                                            ---------                            ---------
PREFERRED STOCK OF SUBSIDIARY                     550                                  550
                                            ---------                            ---------
STOCKHOLDERS' EQUITY
Preferred Stock                                 1,362                                1,621
Common Stockholders' Equity                    41,494                               33,477
                                            ---------                            ---------
Total Stockholders' Equity                     42,856                               35,098
                                            ---------                            ---------
    Total Liabilities, Preferred Stock of
      Subsidiary and Stockholders' Equity   $ 733,376                            $ 659,467
                                            =========                            =========
INTEREST RATE SPREAD                                                  1.57%                                 1.48%
                                                                      ====                                  ====
NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING
  ASSETS                                                $ 5,236       1.93%                     $4,755      1.92%
                                                        =======       ====                      ======      ====

--------------------------------------------------------------------------------
(a) For the six months ended June 30, 2001 and June 30, 2000, the annualized rate for available-for-sale securities based on historical cost was 5.79% and 6.07%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.83% and 6.40%, respectively.

(b) Includes securities sold but not yet purchased and structured notes and trust preferred notes.
--------------------------------------------------------------------------------

Part I
Item 2 (continued)

                             J.P. MORGAN CHASE & CO.
                   QUARTERLY CONSOLIDATED STATEMENT OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                         2001                          2000
                                                   ------------------  --------------------------------------
                                                    SECOND     First     Fourth     Third   Second     First
                                                    QUARTER   Quarter    Quarter   Quarter  Quarter   Quarter
                                                   --------  --------   -------   -------- --------  --------
REVENUE
Investment Banking Fees                            $    929  $    941   $ 1,051   $ 1,013  $  1,107  $  1,191
Trading Revenue                                       1,261     2,001     1,142     1,455     1,730     1,971
Fees and Commissions                                  2,388     2,065     2,387     2,427     2,218     2,197
Private Equity - Realized Gains (Losses)                (46)      412       373       656       630       392
Private Equity - Unrealized Gains (Losses)             (783)     (285)     (471)     (676)     (171)      282
Securities Gains (Losses)                                67       455       118        90        24        (3)
Other Revenue                                           274       246     1,482       415        67       325
                                                   --------  --------   -------   -------  --------  --------
TOTAL NONINTEREST REVENUE                             4,090     5,835     6,082     5,380     5,605     6,355
                                                   --------  --------   -------   -------  --------  --------

Interest Income                                       8,469     9,180     9,922     9,423     8,858     8,440
Interest Expense                                      5,688     6,762     7,461     7,080     6,564     6,026
                                                   --------  --------   -------   -------  --------  --------
NET INTEREST INCOME                                   2,781     2,418     2,461     2,343     2,294     2,414
                                                   --------  --------   -------   -------  --------  --------

REVENUE BEFORE PROVISION FOR LOAN LOSSES              6,871     8,253     8,543     7,723     7,899     8,769
Provision for Loan Losses                               525       447       409       298       328       342
                                                   --------  --------   -------   -------  --------  --------
TOTAL NET REVENUE                                     6,346     7,806     8,134     7,425     7,571     8,427
                                                   --------  --------   -------   -------  --------  --------

EXPENSE
Compensation Expense                                  3,052     3,357     3,310     3,135     2,963     3,340
Occupancy Expense                                       327       348       351       338       297       308
Technology and Communications                           674       654       668       632       574       580
Merger and Restructuring Costs                          478       328     1,302        79        50        --
Amortization of Intangibles                             183       177       186       157        92        93
Other Expense                                         1,047     1,062     1,227     1,011     1,099     1,032
                                                   --------  --------   -------   -------  --------  --------
TOTAL NONINTEREST EXPENSE                             5,761     5,926     7,044     5,352     5,075     5,353
                                                   --------  --------   -------   -------  --------  --------

INCOME BEFORE INCOME TAX EXPENSE AND
   EFFECT OF ACCOUNTING CHANGE                          585     1,880     1,090     2,073     2,496     3,074
Income Tax Expense                                      207       656       382       675       863     1,086
                                                   --------  --------   -------   -------  --------  --------
INCOME BEFORE EFFECT OF
   ACCOUNTING CHANGE                               $    378  $  1,224   $   708   $ 1,398  $  1,633  $  1,988

Net Effect of Change in Accounting Principle             --       (25)       --        --        --        --
                                                   --------  --------   -------   -------  --------  --------
NET INCOME                                         $    378  $  1,199   $   708   $ 1,398  $  1,633  $  1,988
                                                   ========  ========   =======   =======  ========  ========

NET INCOME APPLICABLE TO COMMON STOCK              $    359  $  1,178   $   687   $ 1,374  $  1,607  $  1,963
                                                   ========  ========   =======   =======  ========  ========

NET INCOME PER SHARE (a)
Basic                                              $   0.18  $   0.60   $  0.36   $  0.73  $   0.87  $   1.06
                                                   ========  ========   =======   =======  ========  ========
Diluted                                            $   0.18  $   0.58   $  0.34   $  0.69  $   0.83  $   1.01
                                                   ========  ========   =======   =======  ========  ========

--------------------------------------------------------------------------------

(a) Basic and diluted earnings per share have been reduced by $(0.01) in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.
--------------------------------------------------------------------------------

Part I
Item 2 (continued)

                             J.P. MORGAN CHASE & CO.
                      QUARTERLY CONSOLIDATED BALANCE SHEET
                                  (IN MILLIONS)


                                                       JUNE 30,   March 31,    Dec. 31, Sept. 30,   June 30,    March 31,
                                                          2001      2001        2000      2000        2000       2000
                                                      ---------  ---------   ---------  ---------  ---------  ---------
ASSETS
Cash and Due from Banks                              $   24,219  $  22,371   $  23,972  $  20,284  $  20,859  $  18,159
Deposits with Banks                                      11,903      7,979       8,333      8,669      8,768      8,190
Federal Funds Sold and Securities
    Purchased under Resale Agreements                    61,308     71,147      69,474     69,413     69,421     70,048
Securities Borrowed                                      38,296     37,264      32,371     36,424     34,681     35,027
Trading Assets: Debt & Equity Instruments               139,135    138,270     139,249    140,992    115,730    124,225
                Derivative Receivables                   68,910     78,907      76,373     67,028     68,728     78,258
Securities                                               68,488     69,731      73,695     71,282     71,050     72,075
Loans (Net of Allowance for Loan Losses)                216,245    213,116     212,385    214,496    203,611    198,870
Goodwill and Other Intangibles                           16,224     15,351      15,833     15,678     10,012      9,858
Private Equity Investments                                9,855     10,877      11,428     11,502     12,102     11,742
Accrued Interest and Accounts Receivable                 17,080     15,352      20,618     15,491     18,122     18,681
Premises and Equipment                                    7,186      7,085       7,087      6,863      6,584      6,460
Other Assets                                             33,853     26,174      24,530     29,375     22,700     24,453
                                                     ----------  ---------   ---------  ---------  ---------  ---------
TOTAL ASSETS                                         $  712,702  $ 713,624   $ 715,348  $ 707,497  $ 662,368  $ 676,046
                                                     ==========  =========   =========  =========  =========  =========

LIABILITIES
Deposits:
  Noninterest-Bearing                                $   64,231  $  59,686   $  62,713  $  54,903  $  57,904  $  55,554
  Interest-Bearing                                      212,573    212,886     216,652    214,882    213,012    203,441
                                                     ----------  ---------   ---------   --------  ---------  ---------
  Total Deposits                                        276,804    272,572     279,365    269,785    270,916    258,995
Federal Funds Purchased and Securities
  Sold under Repurchase Agreements                      155,062    145,703     131,738    145,210    125,237    139,520
Commercial Paper                                         19,985     16,281      24,851     19,462     13,354     15,031
Other Borrowed Funds                                     18,418     28,716      19,840     20,065     15,124     16,271
Trading Liabilities: Debt & Equity Instruments           53,571     52,501      52,157     58,972     52,506     54,633
                     Derivative Payables                 62,373     73,312      76,517     65,253     65,531     72,117
Accounts Payable, Accrued Expenses and
  Other Liabilities, Including the Allowance
   for Credit Losses                                     38,157     33,575      40,754     37,225     34,298     33,820
Long-Term Debt                                           40,917     42,609      43,299     45,634     44,528     45,825
Guaranteed Preferred Beneficial Interests in
  the Firm's Junior Subordinated Deferrable
   Interest Debentures                                    4,439      4,439       3,939      3,939      3,689      3,688
                                                     ----------  ---------   ---------   --------  ---------  ---------
TOTAL LIABILITIES                                       669,726    669,708     672,460    665,545    625,183    639,900
                                                     ----------  ---------   ---------   --------  ---------  ---------

PREFERRED STOCK OF SUBSIDIARY                               550        550         550        550        550        550

STOCKHOLDERS' EQUITY
Preferred Stock                                           1,025      1,362       1,520      1,522      1,522      1,622
Common Stock                                              1,990      1,984       1,940      2,066      2,066      1,625
Capital Surplus                                          12,000     11,663      11,598     12,427     12,205     12,280
Retained Earnings                                        28,265     28,592      28,096     31,678     30,887     29,848
Accumulated Other Comprehensive
   Income (Loss)                                           (834)      (214)       (241)      (995)    (1,281)    (1,266)
Treasury Stock, at Cost                                     (20)       (21)       (575)    (5,296)    (8,764)    (8,513)
                                                     ----------  ---------   ---------   --------  ---------  ---------
TOTAL STOCKHOLDERS' EQUITY                               42,426     43,366      42,338     41,402     36,635     35,596
                                                     ----------  ---------   ---------   --------  ---------  ---------
TOTAL LIABILITIES, PREFERRED
  STOCK OF SUBSIDIARY AND
    STOCKHOLDERS' EQUITY                             $  712,702  $ 713,624   $ 715,348  $ 707,497  $ 662,368  $ 676,046
                                                     ==========  =========   =========  =========  =========  =========

======================================================================================================================

Part I
Item 2 (continued)

--------------------------------------------------------------------------------
                                GLOSSARY OF TERMS
--------------------------------------------------------------------------------

The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

Basis Point Value ("BPV"): This measurement quantifies the change in the market value of JPMorgan Chase's assets and liabilities (that are not part of its trading activities) that would result from a one basis point change in interest rates. (Page 42)

Cash Operating Earnings: Operating earnings excluding the impact of the amortization of certain other intangibles. (Pages 12-19, 21-25, 43 and 45)

Cash Overhead Ratio: Noninterest expense, excluding amortization of certain other intangibles, as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 18-19, 21-23, 32 and 45)

Chase USA: Chase Manhattan Bank USA, National Association.  (Page 11)

FASB: Financial Accounting Standards Board.  (Page 44)

Managed Credit Card Receivables or Managed Basis: JPMorgan Chase uses this terminology to refer to its credit card receivables on the balance sheet plus credit card receivables that have been securitized. (Pages 13, 16, 23, 34-35 and
38)

Merger: The term refers to the December 31, 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated. (Pages 7-8, 14, 16, 18, 26, 28, 32-33, 40 and 45)

Net Yield on Interest-Earning Assets: The average rate for interest-earning assets less the average rate paid for all sources of funds. (Pages 46 and 47)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, merger and restructuring costs, and special items. (Pages 12-19, 21-27, 29, 31-33, 43 and 45)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 32 and 45)

SFAS:  Statement of Financial Accounting Standards.

SFAS 107:  "Disclosures about Fair Value of Financial Instruments."  (Page 12)

SFAS 115: "Accounting for Certain Investments in Debt and Equity Securities." (Page 7)

SFAS 133: "Accounting for Derivative Instruments and Hedging Activities." (Pages 7, 9-10, 13, 45 and 57)

SFAS 140: "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." (Pages 8, 9 and 44)

SFAS 141:  "Business Combinations."  (Page 44)

SFAS 142:  "Goodwill and Other Intangible Assets."  (Page 44)

Shareholder Value Added ("SVA"): Represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. (Pages 12-13, 17-19, 21-23 and 45)

Special Items: The first six months of 2001 included $806 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133. Special items in the first half of 2000 include a $141 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition and $50 million of restructuring costs associated with previously announced initiatives. (Pages 12-16, 26, 32, 43 and 45)

Stress Testing: Discloses market risk under plausible events in abnormal markets. (Pages 41 and 42)

Value-at-Risk ("VAR"): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. (Pages 40, 41 and 42)

Item 3           Quantitative and Qualitative Disclosures about Market Risk

                 For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 40-42 of this Form 10-Q.

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

                 In August 1999, Sumitomo Corporation filed a separate action against J.P. Morgan & Co., Morgan Guaranty Trust Company of New York and a former Morgan employee (collectively, "Morgan") in the United States District Court for the Southern District of New York. The complaint in this action contains allegations, similar to the allegations in the complaint filed by Sumitomo against Chase, that during the period from 1993 to 1996, Morgan assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Morgan knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under RICO and New York common law and alleges damages of $735 million (subject to trebling under RICO), plus punitive damages. The separate actions against Chase and Morgan have been consolidated for discovery purposes.

                 Chase Securities Inc. (now known as J.P. Morgan Securities Inc. ("JPMSI")) has been named as a defendant or third-party defendant in 14 actions that were filed in either the United States District Court for the Northern District of Oklahoma or Oklahoma state court or New York state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. ("CFS"). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants' misrepresentations and omissions, plus punitive damages, are being claimed.

                 The Securities and Exchange Commission ("SEC") has investigated the question of whether, in connection with the bond paying agency function within JPMorgan Chase's Institutional Trust Services group, there had been violations of its transfer agency recordkeeping or reporting regulations and whether JPMorgan Chase's disclosure regarding these issues had been adequate and timely. The conditions giving rise to the alleged violations have since been addressed, and JPMorgan Chase has made an offer of settlement to the SEC, which is under consideration. If accepted in its present form, the settlement will have no material adverse effect on the consolidated financial condition of JPMorgan Chase.

Item 1           Legal Proceedings (continued)

                 Beginning in May 2001, JPMC and certain of its securities subsidiaries (each referred to in this paragraph as "JPMC") have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMC entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMC and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving allocation. JPMC has also received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. JPMC is cooperating with these agencies and has responded or is in the process of responding to these requests.

                 In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, JPMorgan Chase cannot state what the eventual outcome of these pending matters will be. JPMorgan Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of JPMorgan Chase but may be material to JPMorgan Chase's operating results for any particular period, depending on the level of JPMorgan Chase's income for such period.

Item 2           Sales of Unregistered Common Stock

                 During the second quarter of 2001, shares of common stock of J.P. Morgan Chase & Co. were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to
                 Section 4(2) thereof as follows: On April 2, 2001, 498 shares of common stock were issued to a retired director who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Item 4           Submission of Matters to a Vote of Security Holders

                 The following is a summary of matters submitted to vote at the Annual Meeting of Stockholders of JPMorgan Chase held on May 15, 2001. A total of 1,593,686,386 shares, or 80.4% of the
                 1,982,943,058 shares entitled to vote at the Annual Meeting, were represented at the meeting.

                 (A)  Election of Directors

                 The following fifteen (15) directors were elected to hold office until the 2002 Annual Meeting or until their successors are elected and have qualified.

                                                     Votes Received         Votes Withheld
                                                     --------------         --------------
                      Hans W. Becherer               1,580,957,106            12,729,280
                      Riley P. Bechtel               1,581,216,371            12,470,015
                      Frank A. Bennack Jr.           1,580,842,556            12,843,830
                      Lawrence A. Bossidy            1,580,919,066            12,767,320
                      M. Anthony Burns               1,581,287,828            12,398,558
                      H. Laurance Fuller             1,581,364,676            12,321,710
                      Ellen V. Futter                1,580,751,079            12,935,307
                      William H. Gray III            1,579,581,252            14,105,134
                      William B. Harrison, Jr.       1,581,261,404            12,424,982
                      Helene L. Kaplan               1,530,025,114            63,661,272
                      Lee R. Raymond                 1,581,239,934            12,446,452
                      John R. Stafford               1,580,817,728            12,868,658
                      Lloyd D. Ward                  1,581,136,747            12,549,639
                      Douglas A. Warner III          1,580,116,044            13,570,342
                      Marina v.N. Whitman            1,580,999,632            12,686,754


                 (B)  (1) Ratifying Independent Accountants

                 A proposal to ratify PricewaterhouseCoopers LLP as independent accountants was approved by 99.26% of the votes cast. The proposal received a "for" vote of 1,561,863,267 and an "against" vote of 11,602,254. The number of votes abstaining was 20,217,485. There were 3,380 broker non-votes.


                 (2) Approval of Employee Stock Purchase Plan

                 A proposal to approve the Firm's Employee Stock Purchase Plan was approved by 97.75% of the votes cast. The proposal received a "for" vote of 1,534,982,883 and an "against" vote of 35,273,770. The number of votes abstaining was 23,348,045. There were 81,688 broker non-votes.

                 (3)  Stockholder Proposal Re: Executive Compensation Disclosure

                 A proposal by Evelyn Y. Davis requiring that management disclose in future proxy statements the names and titles of certain executive officers receiving annual compensation in excess of $250,000 was rejected by 93.83% of the votes cast. The vote "for" was 78,564,128, and the vote "against" was 1,194,448,616. The number of votes abstaining was 34,622,968, and there were 286,050,674 broker non-votes.

Item 4           (4)  Stockholder Proposal Re:  Director Nomination Procedures

                 A proposal by Richard A. Dee requesting that the Board of Directors adopt a policy requiring the Governance Committee to nominate two candidates for each directorship to be filled upon voting at the annual meetings was rejected by 95.43% of the votes cast. The vote "for" was 57,878,960, and the vote "against" was 1,208,455,330. The number of votes abstaining was 41,326,765, and there were 286,025,331 broker non-votes.

                 (5) Stockholder Proposal Re: International Financial Stabilization

                 A proposal by the Sisters of Charity of St. Elizabeth and other church groups that the Board of Directors develop a policy regarding short-term lending and exposure of other financial instruments to emerging market countries was rejected by 96.72% of the votes cast. The vote "for" was 39,302,185, and the vote "against" was 1,160,726,592. The number of votes abstaining was 107,595,216, and there were 286,062,393 broker non-votes.

Item 6           Exhibits and Reports on Form 8-K
                 (A)Exhibits:

                 11 - Computation of Earnings per Common Share
                 12(a) - Computation of Ratio of Earnings to Fixed Charges 12(b) - Computation of Ratio of Earnings to Fixed Charges and
                         Preferred Stock Dividend Requirements

                 (B)Reports on Form 8-K:

                 JPMorgan Chase filed three reports on Form 8-K during the quarter ended June 30, 2001, as follows:

                 Form 8-K dated April 5, 2001: JPMorgan Chase disclosed a summary of the performance of the direct private equity investments of JPMorgan Partners.

                 Form 8-K dated April 18, 2001: JPMorgan Chase announced first quarter 2001 results.

                 Form 8-K dated June 5, 2001: JPMorgan Chase announced its business outlook at an investor presentation held on June 5, 2001.

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       J.P. MORGAN CHASE & CO.
                                    ------------------------------
                                                 (Registrant)







    Date August 14, 2001            By           /s/ Joseph L. Sclafani
         ---------------                  ------------------------------------
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




GRAPHIC
NUMBER      PAGE   DESCRIPTION
------      ----   -----------

    1        41    Bar Graph entitled "Daily Market Risk-Related Revenues For
                   Six Months Ending June 30, 2001" presenting the following
                   information:

                   Millions of Dollars     0><10   10><20    20><30     30><40     40><50     50><60
                   --------------------  -------   ------    ------     ------     ------     ------

                   Number of trading
                   days revenue was
                   within the above
                   prescribed positive
                   range                       9       12        13         16         14         13


                                          60><70   70><80    80><90    90><100   100><110   over 110
                                          ------   ------    ------    --------  --------   --------

                                          6         14         4          3          4          4


                    Millions of Dollars    0><(10) (10)><(20)  (20)><(30)     Over (30)
                    --------------------  --------  ---------   ---------     ---------

                    Number of trading
                    days revenue was
                    within the above
                    prescribed negative
                    range                     6         4            1           3




                       Average Daily Revenue: $41 million

                                INDEX TO EXHIBITS

                              SEQUENTIALLY NUMBERED






EXHIBIT NO.                 EXHIBITS                      PAGE AT WHICH LOCATED
----------                  --------                      ---------------------

     11                Computation of Earnings                        57
                       per Common Share

     12(a)             Computation of Ratio of                        58
                       Earnings to Fixed Charges

     12(b)             Computation of Ratio of                        59
                       Earnings to Fixed Charges
                       and Preferred Stock Dividend
                       Requirements