Form 10-Q
period 2001-09-30
J P MORGAN CHASE & CO
filed 2001-11-14
CIK 19617

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission file number 1-5805

J.P. MORGAN CHASE & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-2624428

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

270 Park Avenue, New York, New York	10017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 270-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Common Stock, $1 Par Value	1,972,993,278

Number of shares outstanding of common stock on October 31, 2001.

FORM 10-Q

		Page

Part I – Financial Information

Item 1	Financial Statements – J.P. Morgan Chase & Co.:

	Consolidated Statement of Income for three and nine months ended September 30, 2001 and September 30, 2000	3

	Consolidated Balance Sheet at September 30, 2001 and December 31, 2000	4

	Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2001 and September 30, 2000	5

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000	6

	Notes to Consolidated Financial Statements	7-14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-51

	Glossary of Terms	52

	Important Factors That May Affect Future Results	53

Item 3	Quantitative and Qualitative Disclosures about Market Risk	54

Part II – Other Information

Item 1	Legal Proceedings	54-55

Item 2	Sales of Unregistered Common Stock	55

Item 6	Exhibits and Reports on Form 8-K	55

The Management’s Discussion and Analysis contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of J.P. Morgan Chase & Co.’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that could cause J.P. Morgan Chase & Co.’s results to differ materially from those described in the forward-looking statements are enumerated under “Important Factors That May Affect Future Results” in this Form 10-Q and are further described in the 2000 Annual Report on Form 10-K of J.P. Morgan Chase & Co. filed with the Securities and Exchange Commission.

Part I

Item 1

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	Third Quarter		Nine Months

	2001	2000	2001	2000

Revenue

Investment Banking Fees	$811	$1,013	$2,681	$3,311

Trading Revenue	1,301	1,455	4,563	5,156

Fees and Commissions	2,331	2,427	6,784	6,842

Private Equity – Realized Gains	204	656	570	1,678

Private Equity – Unrealized Gains (Losses)	(311)	(676)	(1,379)	(565)

Securities Gains	142	90	664	111

Other Revenue	212	415	732	807

Total Noninterest Revenue	4,690	5,380	14,615	17,340

Interest Income	7,709	9,423	25,358	26,721

Interest Expense	5,050	7,080	17,500	19,670

Net Interest Income	2,659	2,343	7,858	7,051

Revenue before Provision for Loan Losses	7,349	7,723	22,473	24,391

Provision for Loan Losses	745	298	1,717	968

Total Net Revenue	6,604	7,425	20,756	23,423

Expense

Compensation Expense	2,883	3,135	9,292	9,438

Occupancy Expense	339	338	1,014	943

Technology and Communications	663	632	1,991	1,786

Merger and Restructuring Costs	876	79	1,682	129

Amortization of Intangibles	182	157	542	342

Other Expense	992	1,011	3,101	3,142

Total Noninterest Expense	5,935	5,352	17,622	15,780

Income before Income Tax Expense and Effect of Accounting Change	669	2,073	3,134	7,643

Income Tax Expense	220	675	1,083	2,624

Income before Effect of Accounting Change	449	1,398	2,051	5,019

Net Effect of Change in Accounting Principle	—	—	(25)	—

Net Income	$449	$1,398	$2,026	$5,019

Net Income Applicable to Common Stock	$436	$1,374	$1,973	$4,944

Net Income per Share (a)

Basic	$0.22	$0.73	$1.00	$2.64

Diluted	$0.22	$0.69	$0.97	$2.53

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first nine months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I

Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED BALANCE SHEET
(in millions, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Cash and Due from Banks	$22,299	$23,972

Deposits with Banks	9,341	8,333

Federal Funds Sold and Securities Purchased under Resale Agreements	78,997	69,474

Securities Borrowed	37,499	32,371

Trading Assets: Debt and Equity Instruments	165,143	139,249

Derivative Receivables	85,407	76,373

Securities: Available-for-Sale	65,973	73,106

Held-to-Maturity (Fair Value: $512 at September 30, 2001 and $593 at December 31, 2000)	495	589

Loans (net of the Allowance for Loan Losses of $3,874 at September 30, 2001 and $3,665 at December 31, 2000)	219,411	212,385

Goodwill and Other Intangibles	14,683	15,833

Private Equity Investments	9,628	11,428

Accrued Interest and Accounts Receivable	18,253	20,618

Premises and Equipment	7,268	7,087

Other Assets	64,903	24,530

TOTAL ASSETS	$799,300	$715,348

LIABILITIES

Deposits:

Noninterest-Bearing	$72,734	$62,713

Interest-Bearing	208,870	216,652

Total Deposits	281,604	279,365

Federal Funds Purchased and Securities Sold under Repurchase Agreements	181,775	131,738

Commercial Paper	19,299	24,851

Other Borrowed Funds	21,941	19,840

Trading Liabilities: Debt and Equity Instruments	58,594	52,157

Derivative Payables	70,817	76,517

Accounts Payable and Other Liabilities (including the Allowance for Credit Losses of $283 at September 30, 2001 and December 31, 2000)	75,231	40,754

Long-Term Debt	42,315	43,299

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	4,439	3,939

TOTAL LIABILITIES	756,015	672,460

PREFERRED STOCK OF SUBSIDIARY	550	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,520

Common Stock (Authorized 4,500,000,000 Shares, Issued 1,992,661,185 Shares at September 30, 2001 and 1,940,109,081 Shares at December 31, 2000)	1,993	1,940

Capital Surplus	12,244	11,598

Retained Earnings	28,021	28,096

Accumulated Other Comprehensive Income (Loss)	267	(241)

Treasury Stock, at Cost (19,789,475 Shares at September 30, 2001 and 11,618,856 Shares at December 31, 2000)	(799)	(575)

TOTAL STOCKHOLDERS’ EQUITY	42,735	42,338

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$799,300	$715,348

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I

Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except per share data)

Nine Months Ended September 30,	2001	2000

Preferred Stock

Balance at Beginning of Year	$1,520	$1,622

Redemption of Stock	(450)	(100)

Purchase of Treasury Stock	(61)	—

Balance at End of Period	1,009	1,522

Common Stock

Balance at Beginning of Year	1,940	1,625

Issuance of Common Stock for a Three-for-Two Stock Split	—	441

Issuance of Common Stock	51	—

Issuance of Common Stock for Purchase Accounting Acquisitions	2	—

Balance at End of Period	1,993	2,066

Capital Surplus

Balance at Beginning of Year	11,598	12,724

Issuance of Common Stock for a Three-for-Two Stock Split	—	(441)

Issuance of Common Stock for Purchase Accounting Acquisitions	79	136

Shares Issued and Commitments to Issue Common Stock for Employee Stock-Based Awards and Related Tax Effects	567	8

Balance at End of Period	12,244	12,427

Retained Earnings

Balance at Beginning of Year	28,096	28,455

Net Income	2,026	5,019

Cash Dividends Declared: Preferred Stock	(53)	(75)

Common Stock ($1.02 and $0.96 per share)	(2,048)	(1,721)

Balance at End of Period	28,021	31,678

Accumulated Other Comprehensive Income (Loss)

Balance at Beginning of Year	(241)	(1,428)

Other Comprehensive Income	508	433

Balance at End of Period	267	(995)

Treasury Stock, at Cost

Balance at Beginning of Year	(575)	(7,942)

Purchase of Treasury Stock	(761)	(2,536)

Reissuance of Treasury Stock	537	1,767

Reissuance of Treasury Stock for Purchase Accounting Acquisitions	—	3,415

Balance at End of Period	(799)	(5,296)

Total Stockholders’ Equity	$42,735	$41,402

Comprehensive Income
Net Income	$2,026	$5,019

Other Comprehensive Income	508	433

Comprehensive Income	$2,534	$5,452

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I

Item 1 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

Nine Months Ended September 30,	2001	2000

Operating Activities

Net Income	$2,026	$5,019

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Provision for Loan Losses	1,717	968

Merger and Restructuring Costs	1,682	129

Depreciation and Amortization	2,094	1,364

Private Equity Unrealized Losses and Write-offs	1,379	565

Net Change in:

Trading-Related Assets	(34,928)	(27,208)

Securities Borrowed	(5,128)	(158)

Accrued Interest and Accounts Receivable	2,365	3,761

Other Assets	(40,202)	(11,836)

Trading-Related Liabilities	424	5,124

Accounts Payable and Other Liabilities	32,094	7,051

Other, Net	(243)	(1,791)

Net Cash Used in Operating Activities	(36,720)	(17,012)

Investing Activities

Net Change in:

Deposits with Banks	(1,008)	21,741

Federal Funds Sold and Securities Purchased under Resale Agreements	(9,523)	(3,670)

Loans Due to Sales and Securitizations	42,683	19,551

Other Loans, Net	(50,202)	(35,822)

Other, Net	1,861	(131)

Held-to-Maturity Securities: Proceeds	95	372

Purchases	—	(67)

Available-for-Sale Securities: Proceeds from Maturities	6,352	7,904

Proceeds from Sales	132,188	64,265

Purchases	(132,042)	(68,261)

Cash Used in Acquisitions	(1,677)	(3,062)

Proceeds from Divestitures of Nonstrategic Businesses and Assets	141	—

Net Cash (Used in) Provided by Investing Activities	(11,132)	2,820

Financing Activities

Net Change in:

Domestic Deposits	14,439	(2,974)

Foreign Deposits	(12,200)	(14,386)

Federal Funds Purchased and Securities Sold under Repurchase Agreements	50,037	27,814

Commercial Paper and Other Borrowed Funds	(3,451)	1,295

Other, Net	368	(1,003)

Proceeds from the Issuance of Long-Term Debt and Capital Securities	8,961	13,384

Repayments of Long-Term Debt	(9,813)	(8,929)

Proceeds from the Issuance of Stock and Stock-Related Awards	1,155	4,749

Redemption of Preferred Stock	(450)	(100)

Treasury Stock Purchased	(822)	(2,536)

Cash Dividends Paid	(2,020)	(1,694)

Net Cash Provided by Financing Activities	46,204	15,620

Effect of Exchange Rate Changes on Cash and Due from Banks	(25)	164

Net (Decrease) Increase in Cash and Due from Banks	(1,673)	1,592

Cash and Due from Banks at December 31, 2000 and 1999	23,972	18,692

Cash and Due from Banks at September 30, 2001 and 2000	$22,299	$20,284

Cash Interest Paid	$17,894	$20,126

Taxes Paid	$676	$2,377

         The Notes to Consolidated Financial Statements are an integral part of these Statements.

Part I

Item 1 (continued)

See Glossary of Terms on page 52 for definition of terms used throughout the Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – MERGER WITH J.P. MORGAN & CO. INCORPORATED

On December 31, 2000, J.P. Morgan & Co. Incorporated (“J.P. Morgan”) merged with and into The Chase Manhattan Corporation (“Chase”). Upon consummation of the merger, Chase changed its name to J.P. Morgan Chase & Co. (“JPMorgan Chase” or “the Firm”). The merger was accounted for as a pooling of interests, and, accordingly, the information included in these financial statements and consolidated notes reflects the combined results of Chase and J.P. Morgan as if the merger had been in effect for all periods presented. In addition, certain amounts have been reclassified to conform to the current presentation.

NOTE 2 – BASIS OF PRESENTATION

The accounting and financial reporting policies of JPMorgan Chase and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices for interim reporting. Additionally, where applicable, the policies conform to bank regulatory accounting and reporting guidelines. The unaudited consolidated financial statements prepared in conformity with GAAP require management to make estimates and assumptions that affect reported revenues, expenses, assets, liabilities and disclosure of contingent assets and liabilities. Actual results could be different from these estimates. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included for a fair presentation of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements included in JPMorgan Chase’s 2000 Annual Report on Form 10-K (“2000 Annual Report”), with the exception of Note 3 below, “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 3 – ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, JPMorgan Chase adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. The adoption of SFAS 133 resulted in an after-tax reduction to net income of $25 million and an after-tax reduction to other comprehensive income (“OCI”) of $36 million. The impact of reclassifying certain SFAS 115 securities from available-for-sale to trading was not material at the adoption date.

The majority of JPMorgan Chase’s derivatives are entered into for trading purposes and were not affected by the adoption of SFAS 133. The Firm also uses derivatives as an end user to hedge market exposures, modify the interest rate characteristics of related balance sheet instruments or meet longer-term investment objectives. Both trading and end-user derivatives are recorded in trading assets and liabilities. For further discussion of the Firm’s use of derivative instruments, see Note 3 of the JPMorgan Chase March 31, 2001 Form 10-Q in addition to Note 25 and page 50 of the JPMorgan Chase 2000 Annual Report.

The following table presents derivative instrument and hedging related activities for the periods indicated.

(in millions)	Nine Months

	2001

Fair Value Ineffective Hedging Net Gains (a)	$84

Cash Flow Ineffective Hedging Net (Losses) (a)	(9)

Cash Flow Hedging Gains on Forecasted Transactions that did not occur	40

Expected Reclassifications from OCI to Earnings	(113)	(b)

Net Investment Hedging Gains (Losses) on Forward Points	(19)	(c)

(a)	Includes ineffectiveness and the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

(b)	Represents the reclassification of net losses on derivative instruments from OCI to earnings that are expected to occur over the next 12 months.

(c)	Represents the forward points on forward foreign exchange (“FX”) contracts used to hedge the investments in foreign subsidiaries in foreign currencies.

Part I

Item 1 (continued)

NOTE 4 – MERGER AND RESTRUCTURING COSTS

The following table shows the components of merger and restructuring costs during the third quarter and nine months of 2001.

	2001

	Third Quarter	Nine Months

(in millions)

Merger and Restructuring Costs

Previously Announced Merger Actions	$500	$1,179

Right-Sizing of Certain Businesses beyond That Planned at Time of Merger	300	300

Relocation and Other Business Initiatives	76	203

Total Merger and Restructuring Costs	$876	$1,682

The following table shows the utilization of the original $1.25 billion merger liability during the third quarter of 2001.

(in millions)

Merger Liability

Liability Balance at June 30, 2001	$496

Liability Utilized during Third Quarter of 2001	(160)

Liability Balance at September 30, 2001	$336	(a)

(a)	The remaining balance consists primarily of facilities costs and severance.

Management originally estimated that the Firm would incur one-time pre-tax costs of $3.2 billion in connection with the merger of J.P. Morgan and Chase. These costs consisted of a $1.25 billion merger charge that was recorded on the December 31, 2000 merger date and $1.95 billion of other costs to be incurred in 2001 and 2002 that were not accruable under existing accounting pronouncements. Management now estimates that $650 million of additional nonaccruable merger costs will be incurred in 2001 and 2002. This results in approximately $1.42 billion of total nonaccruable merger costs yet to be incurred at September 30, 2001. These costs consist primarily of system integration costs, facilities costs and retention payments. Cumulative merger-related employee reductions, including attrition, since the merger announcement are approximately 5,500.

Management estimates that the Firm also will incur one-time pre-tax costs of $400 million in connection with the right-sizing of employee levels of certain businesses (2,000 employee reductions) beyond that planned at the time of the merger. These severance costs consist of a $300 million charge that was recorded on September 30, 2001 related to employees who were notified that their positions had been eliminated and $100 million of costs which are expected to be incurred in the fourth quarter of 2001 and in 2002 and which are not accruable under existing accounting pronouncements.

For a further discussion of JPMorgan Chase’s merger and restructuring costs, refer to Note 7 and page 42 of JPMorgan Chase’s 2000 Annual Report.

Part I

Item 1 (continued)

NOTE 5 – TRADING ASSETS AND LIABILITIES

For a discussion of the accounting policies relating to trading assets and liabilities, see Note 1 of JPMorgan Chase’s 2000 Annual Report.

The following table presents trading assets and trading liabilities for the dates indicated.

(in millions)	September 30,	December 31,
	2001	2000

Trading Assets

Debt and Equity Instruments:

U.S. Government, Federal Agencies and Municipal Securities	$59,388	$43,251

Certificates of Deposit, Bankers’ Acceptances and Commercial Paper	11,175	7,258

Debt Securities Issued by Foreign Governments	47,723	41,631

Corporate Securities and Other	46,857	47,109

Total Trading Assets – Debt and Equity Instruments	$165,143	$139,249

Derivative Receivables:

Interest Rate Contracts	$51,816	$41,124

Foreign Exchange Contracts	13,198	15,484

Debt, Equity, Commodity and Other Contracts	20,393	19,765

Total Trading Assets – Derivative Receivables	$85,407	$76,373

Trading Liabilities

Debt and Equity Instruments:

Securities Sold, Not Yet Purchased	$58,132	$51,762

Structured Notes	462	395

Total Trading Liabilities – Debt and Equity Instruments	$58,594	$52,157

Derivative Payables:

Interest Rate Contracts	$32,692	$27,968

Foreign Exchange Contracts	12,468	17,759

Debt, Equity, Commodity and Other Contracts	25,657	30,790

Total Trading Liabilities – Derivative Payables	$70,817	$76,517

Debt and equity instruments pledged as collateral that can be sold or repledged by the secured party amounted to $65.8 billion at September 30, 2001 and $53.6 billion at December 31, 2000.

Part I

Item 1 (continued)

NOTE 6 – SECURITIES

For a discussion of the accounting policies relating to securities, see Note 1 of JPMorgan Chase’s 2000 Annual Report.

The following table presents realized gains and losses from available-for-sale (“AFS”) securities.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Realized Gains	$226	$126	$1,053	$377

Realized Losses	(84)	(36)	(389)	(266)

Net Realized Gains	$142	$90	$664	$111

The amortized cost and estimated fair value of securities were as follows for the dates indicated.

(in millions)	September 30, 2001		December 31, 2000

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-Sale Securities

U.S. Government and Federal

Agency/Corporation Obligations:

Mortgage-Backed Securities	$29,531	$29,709	$38,107	$37,168

Collateralized Mortgage Obligations	3,220	3,362	5,130	5,215

U.S. Treasuries	15,174	15,490	16,250	16,294

Obligations of State and Political Subdivisions	1,226	1,324	896	967

Debt Securities Issued by Foreign Governments	13,224	13,303	10,749	10,800

Corporate Debt, Equity and Other (a)	2,778	2,785	2,434	2,662

Total Available-for-Sale Securities	$65,153	$65,973	$73,566	$73,106

Held-to-Maturity Securities (b)	$495	$512	$589	$593

(a)	Includes collateralized mortgage obligations of private issuers, which generally have underlying collateral consisting of obligations of U.S. government and federal agencies and corporations.

(b)	Primarily mortgage-backed securities.

AFS securities pledged as collateral that can be sold or repledged by the secured party amounted to $29.6 billion and $28.7 billion at September 30, 2001 and December 31, 2000, respectively.

NOTE 7 – MORTGAGE SERVICING RIGHTS

The following table summarizes the changes in residential mortgage servicing rights (“MSR”).

(in millions)	Nine Months

	2001		2000

Balance at Beginning of Period	$6,362		$5,187

Additions	2,752		1,755

Sales	(83)		(260)

Pre-SFAS 133 Hedging Activities	—		(126)

SFAS 133 Hedge Valuation Adjustments	(1,873)		—

Amortization	(791)		(478)

Change in Valuation Allowance	(636)		—

Balance at End of Period	$5,731		$6,078

Estimated Fair Value at Period End	$5,731

Weighted-Average Prepayment Speed Assumption	16.82%	CPR

Weighted-Average Discount Rate	8.56%

CPR – Constant prepayment rate.

Part I

Item 1 (continued)

Interest rate derivatives and AFS securities are used to manage the interest rate risk of the residential mortgage servicing rights. Certain interest rate derivatives qualify as fair value hedges under SFAS 133 which results in recording adjustments to the carrying value of the hedged MSRs. In addition, certain derivatives and AFS securities are used as economic hedges of the MSRs. For the nine months ended September 30, 2001, the SFAS 133 hedge valuation adjustments and the change in the valuation allowance totaled $2,509 million. These losses were substantially offset by derivative gains, including SFAS 133 hedges, and realized gains from sales of AFS securities of $2,317 million.

NOTE 8 – OTHER ASSETS AND ACCOUNTS PAYABLE AND OTHER LIABILITIES

As a result of the events of September 11th, Other Assets and Other Liabilities increased $40 billion and $34 billion, respectively, at September 30, 2001 from December 31, 2000, primarily due to the securities industry's temporary delay in clearing and settling cash and securities. The growth in Other Assets and Other Liabilities is primarily composed of failed to deliver securities and fail to receive securities, respectively.

NOTE 9 – SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At September 30, 2001, 11 wholly owned Delaware statutory business trusts established by JPMorgan Chase had issued an aggregate $4,439 million of capital securities, net of discount. There were no issuances or redemptions of capital securities during the third quarter of 2001. For a discussion of these business trusts, see page 78 of JPMorgan Chase’s 2000 Annual Report and Note 8 of JPMorgan Chase’s March 31, 2001 Form 10-Q.

NOTE 10 – EARNINGS PER SHARE

For a discussion of JPMorgan Chase’s earnings per share (“EPS”), see Note 17 of the 2000 Annual Report. For the calculation of basic and diluted EPS for the third quarter and nine months ended September 30, 2001 and 2000, see Exhibit 11 on page 58.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on AFS securities, cash flow hedging activities and foreign currency translation adjustments.

Nine Months Ended September 30,
(in millions)	2001

	Unrealized				Accumulated
	Gains (Loss)				Other
	on AFS	Translation		Cash Flow	Comprehensive
	Securities	Adjustments		Hedges	Income (Loss)

Beginning Balance	$(244)	$3		$—	$(241)

Change during Period	722	(8)	(b)	(206) (d)	508

Ending Balance	$478 (a)	$(5)	(c)	$(206)	$267

	2000

	Unrealized			Accumulated
	Gains (Loss)			Other
	on AFS	Translation	Cash Flow	Comprehensive
	Securities	Adjustments	Hedges	Income (Loss)

Beginning Balance	$(1,427)	$(1)	N/A	$(1,428)

Change during Period	425	8	N/A	433

Ending Balance	$(1,002) (a)	$7 (c)	N/A	$(995)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of the available-for-sale securities portfolio.

(b)	Includes $296 million of after-tax losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, which are offset by $288 million of after-tax gains on hedges.

(c)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar.

(d)	Includes $25 million of after-tax losses reclassified to income and $231 million of after-tax losses representing the net change in derivative fair values and the impact of the adoption of SFAS 133 that were recorded in comprehensive income. The net derivative amounts included in OCI as of September 30, 2001 are expected to be reclassified into earnings through 2011.
N/A – Not applicable, as SFAS 133 was adopted effective January 1, 2001.

Part I

Item 1 (continued)

NOTE 12 – CAPITAL

For a discussion of the calculation of risk-based capital ratios, see Note 23 of JPMorgan Chase’s 2000 Annual Report.

The following table presents the risk-based capital ratios for JPMorgan Chase and its significant banking subsidiaries. At September 30, 2001, the Firm and each of its depository institutions, including those listed in the table below, were “well-capitalized” as defined by banking regulators.

		Significant Banking Subsidiaries

September 30, 2001		The Chase	Morgan
(in millions, except ratios)	JPMorgan Chase (a)	Manhattan Bank	Guaranty Trust Co.	Chase USA

Tier 1 Capital	$38,570	$22,654	$10,778	$3,742

Total Capital	54,638	30,715	13,328	5,551

Risk-Weighted Assets (b)	471,729	291,166	120,769	44,333

Adjusted Average Assets	728,438	408,865	157,908	48,167

Tier 1 Capital Ratio	8.18%	7.78%	8.92%	8.44%

Total Capital Ratio	11.58	10.55	11.04	12.52

Tier 1 Leverage Ratio	5.29	5.54	6.83	7.77

(a)	Assets and capital amounts for JPMorgan Chase’s significant banking subsidiaries reflect those intercompany transactions, whereas the respective amounts for JPMorgan Chase reflect the elimination of intercompany transactions.

(b)	Risk-weighted assets include off-balance sheet risk-weighted assets in the amounts of $160,007 million, $94,800 million, $53,311 million and $3,174 million, respectively.

NOTE 13 – INTEREST INCOME AND INTEREST EXPENSE

The following table details the components of interest income and interest expense as reported on the Consolidated Statement of Income.

(in millions)
	Third Quarter		Nine Months

	2001	2000	2001	2000

Interest Income

Loans	$3,696	$4,496	$12,254	$12,555

Securities	851	1,092	2,889	3,326

Trading Assets	1,909	1,855	5,600	5,125

Federal Funds Sold and Securities Purchased under Resale Agreements	848	1,193	3,120	3,484

Securities Borrowed	305	607	1,145	1,663

Deposits with Banks	100	180	350	568

Total Interest Income	7,709	9,423	25,358	26,721

Interest Expense

Deposits	1,820	2,765	6,578	7,916

Short-Term and Other Liabilities	2,730	3,458	9,044	9,389

Long-Term Debt	500	857	1,878	2,365

Total Interest Expense	5,050	7,080	17,500	19,670

Net Interest Income	2,659	2,343	7,858	7,051

Provision for Loan Losses	745	298	1,717	968

Net Interest Income after Provision for Loan Losses	$1,914	$2,045	$6,141	$6,083

NOTE 14 – COMMITMENTS AND CONTINGENCIES

For a discussion of legal proceedings, see Part II, Item 1 of this Form 10-Q.

Part I

Item 1 (continued)

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

For a discussion of JPMorgan Chase’s fair value methodologies, see Note 28 of JPMorgan Chase’s 2000 Annual Report. The following table presents the financial assets and liabilities valued under SFAS 107.

(in billions)	September 30, 2001			December 31, 2000

	Carrying	Estimated	Appreciation/	Carrying	Estimated	Appreciation/
	Value	Fair Value	(Depreciation)	Value	Fair Value	(Depreciation)

Total Financial Assets	$789.5	$794.5	$5.0	$691.0	$693.1	$2.1

Total Financial Liabilities	$756.0	$758.0	(2.0)	$670.3	$670.3	—

Estimated Fair Value in Excess of Carrying Value			$3.0			$2.1

NOTE 16 – ACCOUNTING DEVELOPMENTS

For a discussion of JPMorgan Chase’s recent accounting developments, see page 46 of this Form 10-Q.

NOTE 17 – SEGMENT INFORMATION

JPMorgan Chase is organized into five major businesses: Investment Bank, Investment Management & Private Banking, Treasury & Securities Services, JPMorgan Partners and Retail & Middle Market Financial Services. These businesses are segmented based on the products and services provided, or the type of customer serviced, and reflect the manner in which financial information currently is evaluated by the Firm’s management. For a further discussion concerning JPMorgan Chase’s business segments, see Lines of Business Results in the Management’s Discussion and Analysis (“MD&A”) section of this Form 10-Q on pages 18-28.

Shareholder Value Added (“SVA”) is a primary performance measure of the Firm’s businesses. SVA represents operating earnings excluding the amortization of goodwill and certain other intangibles (i.e., cash operating earnings) minus preferred dividends and an explicit charge for capital. The Firm implemented an integrated cost of capital during the first quarter of 2001. A 12% cost of capital has been used for all businesses except JPMorgan Partners. This business is charged a 15% cost of equity capital, which is equivalent to a representative after-tax hurdle rate for private equity investments. The effective cost of equity capital used in the SVA framework for JPMorgan Chase overall is 12%. All prior periods have been restated. See Management Performance Measurements in the MD&A on page 25 and Note 29 of JPMorgan Chase’s 2000 Annual Report for a further discussion of performance measurements and policies for cost allocation.

The table below presents a reconciliation of the combined segment information to the Firm’s reported net income as included in the Consolidated Statement of Income.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Segments’ Cash Operating Earnings	$1,296	$1,599	$3,961	$5,661

Corporate/Reconciling Items	(78)	(23)	(257)	(155)

Consolidated Cash Operating Earnings	1,218	1,576	3,704	5,506

Amortization of Intangibles	(182)	(157)	(542)	(342)

Consolidated Operating Earnings	1,036	1,419	3,162	5,164

Restructuring/Merger Expenses & Special Items	(587)	(21)	(1,111)	(145)

Net Effect of Change in Accounting Principle	—	—	(25)	—

Consolidated Net Income	$449	$1,398	$2,026	$5,019

Part I

Item 1 (continued)

The following table provides the Firm’s segment results.

		Investment			Retail &
		Management	Treasury &		Middle Market	Corporate/
	Investment	& Private	Securities	JPMorgan	Financial	Reconciling
(in millions, except ratios)	Bank	Banking	Services	Partners	Services	Items (a)	Total

Third Quarter 2001

Operating Revenue (b)	$3,601	$733	$917	$(179)	$2,782	$(235)	$7,619

Intersegment Revenue (b)	(56)	17	40	1	(6)	4	—

Operating Earnings	681	42	166	(160)	398	(91)	1,036

Cash Operating Earnings (c)	710	118	184	(155)	439	(78)	1,218

Average Managed Assets (d)	514,518	33,970	18,555	10,744	167,160	10,722	755,669

SVA	142	(65)	94	(383)	172	(10)	(50)

Cash Return on Common Equity (e)	15.1%	7.7%	25.1%	NM	19.8%	NM	11.5%

Third Quarter 2000

Operating Revenue (b)	$3,881	$890	$889	$(73)	$2,623	$(297)	$7,913

Intersegment Revenue (b)	(56)	33	36	7	5	(25)	—

Operating Earnings	829	106	170	(123)	472	(35)	1,419

Cash Operating Earnings (c)	855	157	186	(118)	519	(23)	1,576

Average Managed Assets (d)	471,430	33,886	16,720	13,799	149,823	17,620	703,278

SVA	255	(7)	100	(411)	263	226	426

Cash Return on Common Equity (e)	17.2%	11.5%	26.3%	NM	24.6%	NM	16.5%

Nine Months 2001

Operating Revenue (b)	$11,794	$2,337	$2,733	$(1,011)	$8,038	$(634)	$23,257

Intersegment Revenue (b)	(166)	75	120	12	(3)	(38)	—

Operating Earnings (f)	2,453	124	475	(810)	1,212	(292)	3,162

Cash Operating Earnings (c)(f)	2,546	340	530	(794)	1,339	(257)	3,704

Average Managed Assets (d)	511,051	34,235	18,128	11,852	164,364	12,346	751,976

SVA	800	(217)	264	(1,531)	566	44	(74)

Cash Return on Common Equity (e)	17.6%	7.3%	24.1%	NM	20.9%	NM	11.8%

Nine Months 2000

Operating Revenue (b)	$12,251	$2,453	$2,650	$925	$7,595	$(656)	$25,218

Intersegment Revenue (b)	(266)	116	134	(1)	16	1	—

Operating Earnings	2,931	357	471	396	1,196	(187)	5,164

Cash Operating Earnings (c)	2,972	429	518	406	1,336	(155)	5,506

Average Managed Assets (d)	465,682	29,104	16,351	13,439	146,473	15,738	686,787

SVA	1,325	104	258	(456)	545	532	2,308

Cash Return on Common Equity (e)	21.9%	15.9%	24.2%	6.9%	20.4%	NM	20.9%

(a)	Corporate/Reconciling Items include LabMorgan, Support Units, Corporate and the net effect of management accounting policies.

(b)	Operating Revenue includes Intersegment Revenue, which includes intercompany revenue and revenue sharing agreements, net of intersegment expenses. Transactions between business segments are primarily conducted at fair value.

(c)	Cash Operating Earnings exclude the impact of restructuring costs, special items, and amortization of goodwill and certain other intangibles.

(d)	Excludes the impact of credit card securitizations.

(e)	Based on annualized amounts.

(f)	Excludes the after-tax impact of SFAS 133 cumulative transition adjustment for the Investment Bank $(19) million, Retail & Middle Market Financial Services $(3) million and Corporate $(3) million.

NM – Not meaningful.

Part I

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Results for all periods give effect to the merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated on December 31, 2000.

Financial Results: Reported net income, which includes merger and restructuring costs, was $449 million, or $0.22 per share, in the third quarter of 2001. This compares with $378 million, or $0.18 per share, in the second quarter of 2001 and $1,398 million, or $0.69 per share, in the third quarter of 2000. For the first nine months of 2001, reported net income was $2,026 million, or $0.97 per share, compared with $5,019 million, or $2.53 per share, in the same period last year.

	Third Quarter			Nine Months

			Over (Under)			Over (Under)
(in millions, except per share and ratio data)	2001	2000	2000	2001	2000	2000

REPORTED BASIS

Revenue	$7,349	$7,723	(5)%	$22,473	$24,391	(8)%

Net Income	449	1,398	(68)	2,026	5,019	(60)

Diluted Net Income per Share	0.22	0.69	(68)	0.97	2.53	(62)

Return on Average Common Equity (“ROCE”)	4.2%	14.6%	(1,040)bp	6.4%	19.0%	(1,260)bp

Tier 1 Capital Ratio				8.2	8.1	10

Total Capital Ratio				11.6	11.7	(10)

Tier 1 Leverage				5.3	5.6	(30)

bp – Denotes basis points; 100 bp equals 1%.

In addition to disclosing its results on a reported basis, JPMorgan Chase manages its financial performance on an operating basis. As used by JPMorgan Chase, “operating basis” excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of changes in accounting principles. For a reconciliation between reported results and results on an operating basis, see page 29.

	Third Quarter			Nine Months

			Over (Under)			Over (Under)
(in millions, except per share and ratio data)	2001	2000	2000	2001	2000	2000

OPERATING BASIS (a)

Revenue	$7,619	$7,913	(4)%	$23,257	$25,218	(8)%

Earnings	1,036	1,419	(27)	3,162	5,164	(39)

Diluted EPS	0.51	0.70	(27)	1.53	2.60	(41)

Cash Operating Earnings (b)	1,218	1,576	(23)	3,704	5,506	(33)

Diluted Cash EPS	0.60	0.78	(23)	1.80	2.78	(35)

Cash ROCE	11.5%	16.5%	(500)bp	11.8%	20.9%	(910)bp

(a)	Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle.

(b)	Cash operating earnings also exclude the impact of the amortization of goodwill and certain other intangibles. For a further discussion, see Glossary of Terms on page 52.

Part I

Item 2 (continued)

On an operating basis, JPMorgan Chase’s diluted earnings per share for the third quarter of 2001 were $0.51, compared with $0.33 in the second quarter of 2001 and $0.70 in the third quarter of 2000. Operating earnings were $1,036 million in the 2001 third quarter, compared with $690 million in the second quarter of 2001 and $1,419 million one year ago. For the first nine months of 2001, operating earnings were $3,162 million, or $1.53 per share, as against $5,164 million, or $2.60 per share, in last year’s same period.

Management also tracks the operating performance of JPMorgan Chase excluding the results of JPMorgan Partners (“JPMP”). Management believes that the valuation of JPMP should not be assessed simply by assigning a multiple to gains and losses recorded during a quarterly accounting period. Excluding the results of JPMorgan Partners, operating earnings were $1,196 million in the third quarter of 2001, compared with $1,317 million in the second quarter of 2001 and $1,542 million in the 2000 third quarter. Operating earnings excluding JPMP for the first nine months of 2001 were $3,972 million, compared with $4,768 million in the first nine months of 2000.

	Third Quarter			Nine Months

(in millions, except per share data)			Over (Under)			Over (Under)
	2001	2000	2000	2001	2000	2000

OPERATING BASIS (EXCLUDING JPMORGAN PARTNERS)

Revenue	$7,798	$7,986	(2)%	$24,268	$24,293	—%

Earnings	1,196	1,542	(22)	3,972	4,768	(17)

Diluted EPS	0.59	0.77	(23)	1.94	2.41	(20)

Cash Operating Earnings	1,373	1,694	(19)	4,498	5,100	(12)

Diluted Cash EPS	0.67	0.84	(20)	2.19	2.58	(15)

Over the past few years, volatile stock markets have produced significant fluctuations in the values of the securities held by JPMorgan Partners, resulting in unrealized and realized valuation adjustments for various periods that have significantly affected, both favorably and unfavorably, the Firm’s operating results. The contribution of JPMP to operating earnings per share was a loss of $0.08 in the third quarter of 2001, compared with a $0.31 loss in the second quarter of 2001 and a loss of $0.07 in the third quarter of 2000. Excluding the results of JPMP, operating earnings per share were $0.59 in the third quarter of 2001. This compares with $0.64 in the second quarter of 2001 and $0.77 in the third quarter of 2000.

The impact of the amortization of intangibles was $0.09 per share in both the third and second quarters of 2001 and $0.08 per share one year ago.

For a reconciliation of diluted EPS from reported net income to cash operating earnings excluding JPMP, see the table below.

	Third Quarter				Nine Months

	2001		2000		2001		2000

DILUTED EPS

Reported Net Income	$0.22		$0.69		$0.97		$2.53

Restructuring/Merger Expenses & Special Items	0.29		0.01		0.56		0.07

Operating Earnings	0.51		0.70		1.53		2.60

Less: Impact of JPMorgan Partners	(0.08)		(0.07)		(0.41)		0.19

Operating Earnings excluding JPMP	0.59		0.77		1.94		2.41

Add Back: Amortization of Intangibles	0.08	(a)	0.07	(a)	0.25	(a)	0.17	(a)

Cash Operating Earnings excluding JPMP	$0.67		$0.84		$2.19		$2.58

(a)	The amortization of intangibles excludes the impact of JPMP.

Part I

Item 2 (continued)

Highlights of Third Quarter 2001 Operating Results:

(All periods in 2000 are on a pro forma basis, which assumes that the purchase of Robert Fleming Holdings Limited (“Flemings”) had occurred at the beginning of that year.) Highlights for the third quarter 2001 are as follows:

•	Cash operating expenses declined by 4% from the second quarter of 2001 and by 7% from the third quarter of 2000.

•	Trading revenues reflected a strong performance in fixed income and other trading activities, offset by a significant decline in equity trading.

•	The Investment Bank maintained its position as No. 1 arranger of leveraged and syndicated loans and as No. 2 arranger of U.S. high-grade bonds; and increased its market share in announced mergers and acquisitions (“M&A”) transactions from last quarter.

•	Retail & Middle Market Financial Services and Treasury & Securities Services posted solid results, with cash operating ROCE of 20% and 25%, respectively.

•	The Firm’s leading position in risk management was highlighted by Risk magazine’s annual global derivative rankings that placed JPMorgan Chase No. 1 in 10 out of the 14 top rankings in derivative categories.

Nonperforming assets were $2.65 billion at September 30, 2001, compared with $2.50 billion and $1.94 billion at June 30, 2001 and September 30, 2000, respectively. Net charge-offs on a managed basis (i.e., treating securitized credit card receivables as if continued to be owned by the Firm) were $815 million in the 2001 third quarter, an increase from $798 million in the second quarter of 2001 and $559 million in the third quarter of 2000. Provisions in excess of charge-offs of $200 million were recorded in the third quarter of 2001, of which $140 million related to the commercial portfolio and $60 million related to the consumer portfolio. Management of JPMorgan Chase believes nonperforming assets will continue to increase.

Total assets as of September 30, 2001 were $799 billion, compared with $713 billion as of June 30, 2001 and $707 billion one year ago. The increase partly reflected the effect of clearing and settlement issues following the events of September 11th, which are expected to be temporary. During the third quarter of 2001, the Firm purchased approximately 19 million shares of common stock pursuant to JPMorgan Chase’s stock buy-back program. The cost for these repurchases, net of stock issuance, was approximately $500 million. JPMorgan Chase’s Tier One Capital ratio was 8.2% at September 30, 2001, 8.7% at June 30, 2001 and 8.1% one year ago.

JPMorgan Chase’s third quarter 2001 special items included $876 million (pre-tax) in merger and restructuring costs, including an additional $300 million related to the right-sizing of employee levels beyond that planned at the time of the merger. Special items in the third quarter of 2000 included an $81 million gain from the sale of a business in Panama, a $35 million loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition and $79 million in restructuring costs.

General Outlook:

Results for the quarter were overshadowed by the tragic events of September 11th. In the days immediately following that tragedy, management’s attention was focused on the needs of the Firm’s clients, employees and community. The current climate continues to be challenging and is expected to remain challenging for at least the remainder of the year. In this environment, management’s strategy is to continue to control the Firm’s risk and level of expenses. Actions include accelerating the right-sizing of market-sensitive businesses; setting profit margin targets for each line of business; focusing on distribution and diversification within the credit-related portfolios; and continuing capital discipline. These efforts are intended to produce significant operating leverage once the markets return to more normal activity levels.

Merger Update:

•	Annual savings associated with merger and right-sizing activities currently are projected to be $3.6 billion, compared with an original projection of $2.0 billion at the time of the merger. Savings in 2001 are estimated at $1.8 billion, with approximately 90% of the total savings of $3.6 billion expected to be realized by the end of 2002. The current estimate for total merger costs and for costs of right-sizing employee levels now is $4.3 billion, $1.1 billion higher than originally estimated.

•	The merger of The Chase Manhattan Bank and Morgan Guaranty Trust Company of New York occurred on November 10, 2001. The name of the resulting bank is JPMorgan Chase Bank.

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

(in millions)	Third Quarter				Nine Months

		Over (Under)				Over (Under)

				Pro Forma (a)			Pro Forma (a)
	2001	3Q 2000	2Q 2001	3Q 2000	2001	2000	2000

OPERATING REVENUE

Investment Bank	$3,601	(7)%	(4)%	(10)%	$11,794	(4)%	(9)%

Investment Management & Private Banking	733	(18)	(8)	(23)	2,337	(5)	(20)

Treasury & Securities Services	917	3	1	3	2,733	3	3

Retail & Middle Market Financial Services	2,782	6	4	6	8,038	6	6

Corporate (b)	(235)	NM	NM	NM	(634)	NM	NM

Operating Revenue Excluding JPMP	7,798	(2)	(3)	(4)	24,268	—	(5)

JPMorgan Partners	(179)	NM	80	NM	(1,011)	NM	NM

Operating Revenue Including JPMP	$7,619	(4)	7	(6)	$23,257	(8)	(12)

EARNINGS

Investment Bank	$710	(17)%	(10)%	(19)%	$2,546	(14)%	(18)%

Investment Management & Private Banking	118	(25)	(2)	(29)	340	(21)	(35)

Treasury & Securities Services	184	(1)	9	(1)	530	2	2

Retail & Middle Market Financial Services	439	(15)	(3)	(15)	1,339	—	—

Corporate (b)	(78)	NM	NM	NM	(257)	NM	NM

Cash Operating Earnings Excluding JPMP	1,373	(19)	(8)	(20)	4,498	(12)	(15)

JPMorgan Partners	(155)	(31)	75	(31)	(794)	NM	NM

Cash Operating Earnings Including JPMP	1,218	(23)	40	(23)	3,704	(33)	(35)

Less: Amortization of Intangibles	182	16	(1)	(3)	542	58	(2)

Operating Earnings	1,036	(27)	50	(26)	3,162	(39)	(39)

Restructuring/Merger Expenses & Special Items	(587)	NM	88	NM	(1,136)	NM	NM

Net Income	$449	(68)	19	(68)	$2,026	(60)	(60)

(a)	Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000 and primarily affected the Investment Bank, Investment Management & Private Banking and total consolidated results.

(b)	Includes LabMorgan, Support Units and the effects remaining at the corporate level after the implementation of management accounting policies.

NM – Not meaningful.

Part I

Item 2 (continued)

INVESTMENT BANK

The following table sets forth selected financial data of the Investment Bank.

(in millions, except ratios)	Third Quarter				Nine Months

		Over (Under)				Over (Under)

				Pro Forma (a)			Pro Forma (a)
	2001	3Q 2000	2Q 2001	3Q 2000	2001	2000	2000

Trading-Related Revenue	$1,523	(2)%	(6)%	(3)%	$5,276	(4)%	(5)%

Investment Banking Fees	807	(23)	(12)	(24)	2,667	(19)	(23)

Net Interest Income	812	32	11	28	2,258	17	11

Fees and Commissions	390	(2)	(2)	(12)	1,256	14	(13)

All Other Revenue	69	(74)	(24)	(75)	337	(21)	(37)

Operating Revenue	3,601	(7)	(4)	(10)	11,794	(4)	(9)

Compensation Expense	1,355	(15)	(8)	(18)	4,562	(5)	(14)

Noncompensation Expense	825	(9)	(5)	(10)	2,578	5	(1)

Cash Expense	2,180	(12)	(7)	(15)	7,140	(2)	(9)

Amortization of Intangibles	33	10	(11)	(15)	105	98	(7)

Operating Expense	2,213	(12)	(7)	(15)	7,245	(1)	(9)

Operating Margin	1,388	2	—	1	4,549	(8)	(10)

Credit Costs	270	NM	60	NM	536	366	316

Operating Income before Taxes	1,118	(17)	(8)	(18)	4,013	(16)	(18)

Income Taxes	437	(17)	(6)	(17)	1,560	(17)	(18)

Operating Income	$681	(18)	(10)	(19)	$2,453	(16)	(18)

Cash Operating Earnings	$710	(17)	(10)	(19)	$2,546	(14)	(18)

Average Common Equity	$18,575	(5)	(2)	(8)	$19,191	7	(3)

Average Assets	514,518	9	2	8	511,051	10	7

Shareholder Value Added	142	(44)	(34)	(43)	800	(40)	(38)

Cash Return on Common Equity	15.1%	(210)bp	(140)bp	(180)bp	17.6%	(430)bp	(320)bp

Cash Overhead Ratio	61	(300)	(100)	(400)	61	200	—

Compensation Expense as a % of Operating Revenue	38	(300)	(100)	(300)	39	—	(200)

(a)	Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.

NM – Not meaningful.

(All comments related to 2000 give pro forma effect to the purchase of Flemings, which is treated as if it had occurred at the beginning of that year.)

The Investment Bank’s operating revenues were $3.60 billion in the third quarter of 2001, a decline of 4% from the second quarter and a decline of 10% from the third quarter of 2000. Cash operating expenses of $2.18 billion were down by 7% from the second quarter and by 15% from the third quarter of 2000. The decline in expenses was spread across all expense categories and reflected merger synergies and expense management initiatives. By year-end, management expects to have eliminated approximately 6,000 positions in the Investment Bank since the merger announcement date. These initiatives resulted in stable operating margins during 2001 despite difficult market conditions, as the overhead ratio for the quarter was 61%. The Investment Bank is targeting a cash overhead ratio of 60% for the full-year 2001, assuming no further deterioration in market conditions.

Part I

Item 2 (continued)

Trading revenues (including related net interest income (“NII”)) of $1.52 billion declined by 6% from the second quarter and by 3% from the third quarter of 2000. Overall trading was only marginally lower, as fixed income and other trading activities generated higher revenues, compared with the prior periods, while equity trading was lower as a result of market conditions. In addition, due to heightened market activity in September, the Investment Bank realized a greater demand for its market-making services across a broad range of products, including fixed income products such as debt instruments and interest rate contracts.

Investment banking fees totaled $807 million in the third quarter of 2001, declining 12% from the second quarter and 24% from the third quarter of 2000. High-grade bond underwriting continued to generate strong results, although results were lower than the record level in the second quarter. The continued weak equity market conditions resulted in lower equity underwriting fees. Advisory revenues in the third quarter increased 9% from the second, but decreased 28% from the third quarter of 2000. During the first nine months of 2001, important product leadership positions were maintained in leveraged and syndicated lending (No.1) and U.S. high-grade bonds (No.2). In addition, the Investment Bank increased its market share of global announced M&A transactions to 21% for the first nine months of 2001 from 18% in 2000 (derived from Thomson Financial Securities Data, based on proceeds). Nevertheless, investment banking revenues for the remainder of the year will be largely dependent upon the level of market activity for underwriting and M&A advisory work, which are currently expected to remain at the same weak levels as experienced during the first nine months of this year.

Net interest income rose 11% and 28% from the second quarter of 2001 and last year’s third quarter, respectively. The increases were primarily attributable to the favorable impact of the continuing decline in interest rates in 2001 as spreads on interest-earning assets were slightly wider than in each of the two other prior periods, reflecting the fact that the interest expense related to carrying the interest-earning assets declined faster than the interest income earned.

Fees and commissions of $390 million in the third quarter of 2001 declined by 2% from the second quarter and by 12% from the third quarter of 2000. In each instance, the declines reflected lower equity brokerage commissions.

All other revenue declined significantly from the second quarter of 2001 and the third quarter of last year as a result of unfavorable valuation adjustments, primarily on loans that were syndicated or originated for distribution but still are currently carried on the Consolidated Balance Sheet.

The Investment Bank’s cash operating earnings totaled $710 million in the third quarter, a 10% decline from the second quarter and a 19% reduction from the third quarter of 2000. Earnings declines also were affected negatively by higher credit costs, including $140 million in provisions in excess of charge-offs.

Part I

Item 2 (continued)

JPMORGAN PARTNERS

The following table sets forth selected financial data of JPMorgan Partners. Due to the significant fluctuations in JPMP’s operating results, prior periods are shown in absolute dollars rather than percent changes from the current period.

(in millions)	Three Months Ended			Nine Months Ended

	3Q 2001	3Q 2000	2Q 2001	2001	2000

Private Equity:

Realized Gains	$203	$652	$(60)	$555	$1,669

Unrealized Gains (Losses)	(306)	(672)	(766)	(1,352)	(588)

Total Private Equity Gains (Losses)	(103)	(20)	(826)	(797)	1,081

Net Interest Income	(87)	(92)	(81)	(252)	(215)

Fees and Other Revenue	11	39	15	38	59

Operating Revenue	(179)	(73)	(892)	(1,011)	925

Compensation Expense	33	45	33	108	136

Noncompensation Expense	30	68	35	116	176

Cash Expense	63	113	68	224	312

Amortization of Intangibles	7	7	7	20	14

Operating Expense	70	120	75	244	326

Operating Margin	(249)	(193)	(967)	(1,255)	599

Credit Costs	—	—	—	—	—

Operating Income before Taxes	(249)	(193)	(967)	(1,255)	599

Income Taxes	(89)	(70)	(340)	(445)	203

Operating Earnings	$(160)	$(123)	$(627)	$(810)	$396

Cash Operating Earnings (Loss)	$(155)	$(118)	$(622)	$(794)	$406

Average Common Equity	$5,989	$7,639	$6,493	$6,495	$7,541
Average Assets	10,744	13,799	11,681	11,852	13,439
Shareholder Value Added	(383)	(411)	(867)	(1,531)	(456)

JPMorgan Partners had private equity losses of $103 million in the third quarter of 2001, compared with losses of $826 million in the second quarter and losses of $20 million in the third quarter of 2000. The unrealized losses were primarily related to mark-to-market losses taken on public positions during the quarter and included the positive impact of economic hedging actions aimed at reducing the portfolio’s sensitivity to market movements. Realized gains were attributable to investment returns from both direct and third-party fund investments, highlighted by strong returns from JPMP’s energy sector.

Part I

Item 2 (continued)

JPMORGAN PARTNERS INVESTMENT PORTFOLIO

The following table presents the carrying values and costs of the JPMP investment portfolio for the dates indicated.

(in millions)	September 30, 2001		June 30, 2001		September 30, 2000

	Carrying		Carrying		Carrying
	Value	Cost	Value	Cost	Value	Cost

Public Securities (169 Companies) (a) (b)	$1,149	$829	$1,680	$974	$2,486	$999

Private Direct Securities (927 Companies) (b)	6,371	7,322	6,089	6,998	6,873	6,762

Private Fund Investments (344 Funds) (b)	2,108	2,217	2,086	2,201	2,575	2,588

Total Investment Portfolio	$9,628	$10,368	$9,855	$10,173	$11,934	$10,349

(a)	Publicly traded positions only.

(b)	Represents the number of companies and funds at September 30, 2001.

The book value of JPMP’s investment portfolio was $2.3 billion lower on September 30, 2001 than on September 30, 2000, reflecting write-downs and write-offs in the portfolio, particularly those taken in the second quarter of 2001 relating to JPMP’s technology, media and telecommunications investments (“TMT”). At September 30, 2001, TMT investments represented approximately 32% of the total carrying value of JPMP’s portfolio, unchanged from June 30, 2001. During the remainder of 2001 and in 2002, JPMP will continue to focus on increasing the industry and geographic diversification of its portfolio. JPMP reviews investments in its portfolio on an ongoing basis.

During the first nine months of 2001, JPMP invested $0.6 billion of its own funds in direct equity. The following table presents information about the 10 largest holdings of public securities in the JPMP investment portfolio at September 30, 2001.

Public Securities Investments at September 30, 2001 (a)
(in millions)			Quoted
	Symbol	Shares	Public Value	Cost

Triton PCS Holdings, Inc.	TPCS	20.2	$769	$89

Telecorp PCS	TLCP	11.4	126	8

Encore Acquisition Company	EAC	6.4	97	44

American Tower Corp.	AMT	5.8	81	18

Fisher Scientific International	FSH	3.0	74	27

Packaging Corp. of America	PKG	3.9	60	18

Guitar Center Inc.	GTRC	4.7	56	50

1-800 FLOWERS.com	FLWS	4.1	49	15

Crown Media Holdings Inc.	CRWN	2.7	28	40

Wesco International, Inc.	WCC	4.4	23	47

Top 10 Public Securities			$1,363	$356

Other Public Securities (159 Companies)			307	473

Total Public Securities (169 Companies)			$1,670	$829

(a)	Policy: Public securities held by JPMorgan Partners are marked-to-market at the quoted public value less liquidity discounts, with the resulting unrealized gains/losses included in the income statement. JPMorgan Partners’ valuation policy for public securities incorporates the use of liquidity discounts and price averaging methodologies in certain circumstances to take into account the fact that JPMorgan Partners cannot immediately realize the quoted public values as a result of the regulatory, corporate and contractual sales restrictions generally imposed on these holdings. Private investments are initially carried at cost, which is viewed as an approximation of fair value. The carrying value of private investments is adjusted to reflect valuation changes resulting from unaffiliated party transactions and for evidence of a decline in value.

The carrying values of the equity investments recorded on JPMorgan Chase’s financial statements are net of interests of investors other than the Firm. JPMP has sold interests in certain of its fund investments to persons not affiliated with the Firm. In November 2001, JPMP completed its first closing, in the amount of approximately $825 million, on the sale to unaffiliated third parties of interests in a new investment fund that will co-invest with JPMP in its direct investments. As a result, JPMorgan Chase’s proportional ownership share of investments to be made by JPMP in the future is expected to be reduced. However, the Firm continues to believe JPMP’s equity-related investments will create long-term value for JPMorgan Chase. The Firm currently is prepared to commit at least $1.5 billion of its own funds to JPMP in each of the next four years.

Part I

Item 2 (continued)

INVESTMENT MANAGEMENT & PRIVATE BANKING

The following table reflects selected financial data for Investment Management & Private Banking (“IMPB”).

(in millions, except ratios)	Third Quarter				Nine Months

			Over (Under)			Over (Under)

				Pro Forma (a)			Pro Forma (a)
	2001	3Q 2000	2Q 2001	3Q 2000	2001	2000	2000

Fees and Commissions	$558	(9)%	(6)%	(15)%	$1,749	10%	(11)%

Net Interest Income	124	(22)	(5)	(23)	391	(19)	(21)

All Other Revenue	51	(58)	(27)	(61)	197	(48)	(58)

Operating Revenue	733	(18)	(8)	(23)	2,337	(5)	(20)

Compensation Expense	298	(22)	(12)	(27)	1,016	—	(16)

Noncompensation Expense	276	(2)	(10)	(8)	890	16	(2)

Cash Expense	574	(14)	(11)	(19)	1,906	6	(10)

Amortization of Intangibles	76	46	7	46	218	195	195

Operating Expense	650	(9)	(9)	(14)	2,124	14	(3)

Operating Margin	83	(52)	9	(56)	213	(64)	(71)

Credit Costs	6	(14)	NM	(14)	12	(40)	(40)

Operating Income before Taxes	77	(54)	1	(58)	201	(65)	(72)

Income Taxes	35	(42)	35	(48)	77	(64)	(71)

Operating Earnings	$42	(60)	(16)	(64)	$124	(65)	(73)

Cash Operating Earnings	$118	(25)	(2)	(29)	$340	(21)	(35)

Average Common Equity	$5,952	12	(2)	(10)	$6,110	72	(6)

Average Assets	33,970	—	1	(8)	34,235	18	(4)

Shareholder Value Added	(65)	NM	(2)	NM	(217)	(309)	234

Cash Return on Common Equity	7.7%	(380)bp	(10)bp	(220)bp	7.3%	(860)bp	(340)bp

Cash Overhead Ratio	78	300	(300)	300	82	900	1,000

Compensation Expense as a % of Operating Revenue	41	(200)	(200)	(200)	43	100	200

(a)	Pro forma results assume that the purchase of Flemings occurred at the beginning of 2000.

NM – Not meaningful.

(All comments related to 2000 give pro forma effect to the purchase of Flemings, which is treated as if it had occurred at the beginning of that year.)

IMPB had operating revenues of $733 million in the third quarter of 2001, an 8% decline from the second quarter of 2001 and a 23% decline from the third quarter of 2000. For the first nine months of 2001, revenues decreased 20% from the same period a year ago. The declines were mainly due to lower brokerage commissions driven by the reduction in clients' self-directed market activities at the Private Bank; lower net interest income due to the adverse effects of declining interest rates on deposit spreads at the Private Bank; and lower investment fees as a result of the lower values of funds under management as a result of the weaker market environment of 2001.

IMPB’s cash operating expenses declined 11% from last quarter and 19% from the third quarter of 2000. Cash operating expenses for the first nine months of 2001 declined 10% from the first nine months of 2000. The decreases were driven by expense management initiatives, in particular lower compensation expense as a result of headcount reductions. Cash operating earnings were $118 million, down 29% from the third quarter of 2000. For the first nine months of 2001, cash operating earnings were $340 million, a 35% decline from 2000.

Part 1
Item 2 (continued)

The table below reflects the assets under management in IMPB and assets under supervision in Private Banking as of September 30, 2001 and 2000, respectively.

(in billions)
	September 30,

	2001	2000

ASSETS UNDER MANAGEMENT (a)

Private Banking	$137	$155

Institutional	390	433

Retail	57	64

Total	$584	$652

Americas	$423	$440

Europe and Asia	161	212

Total	$584	$652

Fixed Income and Cash	$314	$279

Equities and Other	270	373

Total	$584	$652

ASSETS UNDER SUPERVISION (b)

Private Banking	$302	$351

(a)	Assets under management represent assets actively managed by IMPB on behalf of institutional and Private Banking clients. Excludes assets managed at American Century.

(b)	Assets under supervision represent assets under management as well as custody, restricted stock, deposit, brokerage and loan accounts.

Equity market conditions in 2001 led to a 10% decline in assets under management at September 30, 2001, compared with September 30, 2000. Net cash flows for the 2001 third quarter were positive as a result of a significant increase in clients’ cash and money market assets. This excludes assets managed by other lines of business and assets attributable to the Firm’s 45% interest in American Century Companies, Inc. (“American Century”).

Part I

Item 2 (continued)

TREASURY & SECURITIES SERVICES

The following table sets forth selected financial data of Treasury & Securities Services (“T&SS”).

(in millions, except ratios)
	Third Quarter			Nine Months

		Over (Under)			Over (Under)

	2001	3Q 2000	2Q 2001	2001	2000

Fees and Commissions	$511	7%	(2)%	$1,537	7%

Net Interest Income	350	(3)	3	1,050	1

All Other Revenue	56	17	14	146	(16)

Operating Revenue	917	3	1	2,733	3

Compensation Expense	287	7	—	872	7

Noncompensation Expense	347	5	(5)	1,044	1

Cash Expense	634	6	(3)	1,916	4

Amortization of Intangibles	20	11	(5)	60	15

Operating Expense	654	6	(3)	1,976	4

Operating Margin	263	(3)	10	757	1

Credit Costs	1	—	—	3	(25)

Operating Income before Taxes	262	(3)	10	754	1

Income Taxes	96	(5)	9	279	1

Operating Earnings	$166	(2)	11	$475	1

Cash Operating Earnings	$184	(1)	9	$530	2

Average Common Equity	$2,888	3	(4)	$2,916	3

Average Assets	18,555	11	—	18,128	11

Shareholder Value Added	94	(6)	21	264	2

Cash Return on Common Equity	25.1%	(120)bp	270bp	24.1%	(10)bp

Cash Overhead Ratio	69	200	(200)	70	—

Compensation Expense as a % of Operating Revenue	31	100	(100)	32	100

Operating Revenue by Business:

Treasury Services	$344	7%	3%	$1,001	5%

Investor Services	393	(3)	1	1,184	(3)

Institutional Trust Services	174	12	(3)	533	15

Other	6	20	20	15	(6)

Total Treasury & Securities Services	$917	3	1	$2,733	3

Treasury & Securities Services’ operating revenues were $917 million in the third quarter of 2001, essentially flat with the second quarter of 2001 and an increase of 3% from the third quarter of 2000. Operating revenues for Treasury Services increased by 3% from the second quarter and by 7% from the prior year, reflecting higher cash management product revenues in the United States and Europe that offset the negative effect of declining short-term interest rates on deposits. Institutional Trust revenues increased 12%, when compared with the third quarter of 2000, driven by stronger volumes in debt markets as well as the impact of acquisitions. Investor Services’ operating revenues were virtually flat, when compared with the second quarter of 2001 but declined 3% from the third quarter of 2000, reflecting lower fees based on asset values, lower foreign exchange revenue and lower spreads on deposits.

Operating expenses declined 3% from the second quarter of 2001 but increased 6% from the third quarter of 2000. The combination of modest revenue growth and improved expense control resulted in a 9% improvement in cash operating earnings from the second quarter. Cash operating earnings declined 1% from the third quarter of 2000. Cash ROCE was 25% in the third quarter of 2001 and 24% year-to-date.

Expense discipline will continue, and management of T&SS continues to work towards its long-term target of a cash overhead ratio of approximately 65%.

Part I

Item 2 (continued)

RETAIL & MIDDLE MARKET FINANCIAL SERVICES

The following table reflects selected financial data for Retail & Middle Market Financial Services (“RMMFS”).

(in millions, except ratios)
	Third Quarter			Nine Months

		Over (Under)			Over (Under)

	2001	3Q 2000	2Q 2001	2001	2000

Net Interest Income	$1,777	9%	4%	$5,124	8%

Fees and Commissions	774	14	1	2,239	13

Securities Gains	1	NM	NM	317	214

All Other Revenue	230	(9)	19	358	(53)

Operating Revenue	2,782	6	4	8,038	6

Compensation Expense	626	13	4	1,803	7

Noncompensation Expense	756	1	1	2,239	—

Cash Expense	1,382	6	2	4,042	3

Amortization of Intangibles	45	(10)	—	135	(9)

Operating Expense	1,427	6	2	4,177	3

Operating Margin	1,355	6	6	3,861	10

Credit Costs	712	42	17	1,885	21

Operating Income before Taxes	643	(17)	(3)	1,976	1

Income Taxes	245	(18)	(5)	764	—

Operating Earnings	$398	(16)	(2)	$1,212	1

Cash Operating Earnings	$439	(15)	(3)	$1,339	—

Average Common Equity	$8,739	5	3	$8,493	(1)

Average Managed Assets (a)	167,160	12	—	164,364	12

Shareholder Value Added	172	(35)	(11)	566	4

Cash Return on Common Equity	19.8%	(480)bp	(130)bp	20.9%	50bp

Cash Overhead Ratio	50	—	(100)	50	(200)

Compensation Expense as a % of Operating Revenue	23	200	—	22	—

(a)	Excludes the impact of credit card securitizations.

NM – Not meaningful.

RMMFS’ operating revenues in the third quarter of 2001 were $2.78 billion, increasing by 6% from the third quarter of 2000 and 4% from the 2001 second quarter. The growth reflected higher production in home and auto financing, growth in managed credit card outstandings, and higher deposit volumes in retail and middle market banking. These increases were partially offset by the impact of lower rates on deposit spreads, mortgage servicing prepayments and an overall market decline in investment volume. In addition, comparisons with the first nine months of 2000 benefited from the $100 million charge for auto lease residual taken in the first quarter of 2000. The risk of future charges for residual values was substantially mitigated in the first quarter of 2001 through the purchase of a residual value insurance policy to cover previously uninsured auto leases in the portfolio.

Cash expenses increased by 6% from the third quarter of last year and 2% from the second quarter of 2001, reflecting the higher production volumes in credit card and mortgage originations. Cash operating earnings of $439 million for the third quarter of 2001 were down 15% from the record third quarter of 2000 as a result of higher net charge-offs, a $60 million provision in excess of charge-offs taken in the third quarter of 2001, and the sale of the consumer banking operations in Hong Kong at the end of 2000. In comparison to the second quarter of 2001, cash operating earnings were down 3%. For the first nine months of 2001, however, cash operating earnings were relatively flat from the first nine months of 2000.

Management is cautious about consumer credit conditions and anticipates consumer credit quality may worsen over the remainder of the year.

Part I

Item 2 (continued)

The following table sets forth certain key financial performance measures of the businesses within RMMFS.

(in millions)	Third Quarter			Nine Months

		Over (Under)			Over (Under)

	2001	3Q 2000	2Q 2001	2001	3Q 2000

OPERATING REVENUE

Cardmember Services	$1,135	17%	7%	$3,180	13%

Regional Banking Group	737	(7)	(3)	2,273	(3)

Home Finance	448	28	14	1,186	20

Middle Markets	298	(5)	—	907	(2)

Auto Finance	136	33	2	379	68

Other	28	NM	NM	113	NM

Total	$2,782	6	4	$8,038	6

CASH OPERATING EARNINGS

Cardmember Services	$149	2%	12%	$398	9%

Regional Banking Group	120	(16)	(8)	394	(6)

Home Finance	114	20	27	288	23

Middle Markets	77	(13)	7	234	(5)

Auto Finance	31	41	(11)	88	NM

Other	(52)	NM	NM	(63)	NM

Total	$439	(15)	(3)	$1,339	—

NM – Not meaningful.

Cardmember Services

Cardmember Services’ operating revenues were up 17% for the third quarter and 13% for the first nine months of 2001, compared with the same periods last year. The level of operating revenues in the third quarter of 2001 represents the seventh consecutive quarterly increase for Cardmember Services. The higher revenues were driven by an increase in new accounts over the last several quarters, higher purchase volume and greater fee-based revenue. The increase in revenues for the third quarter and nine-month period was partly offset by higher credit costs. In addition, expenses rose as a result of higher business volumes. Cash operating earnings were up 2% for the third quarter of 2001 and 9% for the first nine months of 2001, compared with the same periods in 2000. Credit card related outstandings grew more than 14% from one year ago to more than $39 billion.

Regional Banking Group

Regional Banking Group’s operating revenues for the third quarter of 2001 and the first nine months of 2001 declined 7% and 3% from the respective periods of 2000, and cash operating earnings for the third quarter of 2001 and the first nine months of 2001 declined 16% and 6%, when compared with the third quarter and first nine months of 2000, respectively. These results reflected the adverse effects of declining interest rates on deposit spreads and lower investment brokerage volume as a result of weaker market conditions in 2001, partly offset by deposit growth of 4%.

Part I

Item 2 (continued)

Home Finance

Home Finance’s operating revenues and cash operating earnings rose 28% and 20%, respectively, in the third quarter of 2001 versus the prior year’s quarter and were up 20% and 23%, respectively, for the first nine months of 2001 over the same period last year. The increases in the third quarter of 2001 were due to a 132% growth in origination volume (as a result of lower interest rates during 2001), 21% growth in servicing balances and higher net interest margin. Home Finance’s revenues were reduced in the first nine months of 2001 by $279 million due to impairments on MSRs and other assets, partially offset by gains on AFS securities and derivative instruments used to economically hedge MSRs. This reduction in revenues resulted from accelerated prepayments from borrowers due to the decline in interest rates. Originations (residential, home equity and manufactured housing) for the third quarter of 2001 were $47 billion, and the Home Finance servicing portfolio exceeded $400 billion at September 30, 2001.

Middle Markets

Middle Markets’ operating revenues and cash operating earnings for the third quarter of 2001 declined 5% and 13%, respectively, from the third quarter of 2000. Operating revenues decreased 2% compared with the first nine months of 2000, while cash operating earnings decreased 5% over that same time period. The decrease in cash operating earnings in the third quarter of 2001 reflected the negative impact of narrower spreads on deposits, partially offset by deposit growth of 6%.

Auto Finance

Auto Finance’s operating revenues and cash operating earnings were $379 million and $88 million, respectively, in the first nine months of 2001. These results reflected a 65% increase in originations volume for the first nine months of 2001, the impact of lower interest rates, and the effect of a $100 million charge recognized last year for the estimated decrease in auto lease residual value. In the third quarter of 2001, Auto Finance’s market share increased to 4% from 2% during last year’s same period.

SUPPORT UNITS AND CORPORATE

JPMorgan Chase’s Support Units and Corporate include LabMorgan, Enterprise Technology Services, Corporate Business Services and the net effect of management accounting policies. For the third quarter of 2001, Support Units and Corporate had a cash operating loss of $78 million, compared with a cash operating loss of $23 million in the third quarter of 2000.

Part I

Item 2 (continued)

RESULTS OF OPERATIONS

The following section provides a discussion of JPMorgan Chase’s results of operations on both a reported and operating basis. The table below provides a reconciliation between the Firm’s reported and operating results.

(in millions, except per share data)	Third Quarter 2001				Third Quarter 2000

	Reported	Credit	Special	Operating	Reported	Credit	Special	Operating
	Results	Card	Items	Basis	Results	Card	Items	Basis
	(a)	(b)	(c)		(a)	(b)	(c)

Income Statement

Revenue	$7,349	$270	$—	$7,619	$7,723	$236	$(46)	$7,913

Cash Expense	4,877	—	—	4,877	5,116	—	—	5,116

Amortization of Intangibles	182	—	—	182	157	—	—	157

Operating Margin	2,290	270	—	2,560	2,450	236	(46)	2,640

Credit Costs	745	270	—	1,015	298	236	—	534

Income before Merger and Restructuring Costs	1,545	—	—	1,545	2,152	—	(46)	2,106

Merger and Restructuring Costs	876	—	(876)	—	79	—	(79)	—

Income before Income Tax Expense	669	—	876	1,545	2,073	—	33	2,106

Tax Expense	220	—	289	509	675	—	12	687

Net Income	$449	$—	$587	$1,036	$1,398	$—	$21	$1,419

Add Back: Amortization of Intangibles	182	—	—	182	157	—	—	157

Cash Earnings	$631	$—	$587	$1,218	$1,555	$—	$21	$1,576

Net Income per Share

Basic	$0.22			$0.52	$0.73			$0.74

Diluted	0.22			0.51	0.69			0.70

Cash Earnings per Share
Basic				$0.61				$0.82

Diluted				0.60				0.78

	Nine Months 2001					Nine Months 2000

Income Statement

Revenue	$22,473		$784	$—	$23,257	$24,391	$732	$95	$25,218

Cash Expense	15,398		—	—	15,398	15,309	—	—	15,309

Amortization of Intangibles	542		—	—	542	342	—	—	342

Operating Margin	6,533		784	—	7,317	8,740	732	95	9,567

Credit Costs	1,717		784	—	2,501	968	732	—	1,700

Income before Merger and Restructuring Costs	4,816		—	—	4,816	7,772	—	95	7,867

Merger and Restructuring Costs	1,682		—	(1,682)	—	129	—	(129)	—

Income before Income Tax Expense and Effect of Accounting Change	3,134		—	1,682	4,816	7,643	—	224	7,867

Tax Expense	1,083		—	571	1,654	2,624	—	79	2,703

Income before Effect of Accounting Change	2,051		—	1,111	3,162	5,019	—	145	5,164

Net Effect of Change in Accounting Principle	(25)		—	25	—	—	—	—	—

Net Income	$2,026		$—	$1,136	$3,162	$5,019	$—	$145	$5,164

Add Back: Amortization of Intangibles	542		—	—	542	342	—	—	342

Cash Earnings	$2,568		$—	$1,136	$3,704	$5,361	$—	$145	$5,506

Net Income per Share

Basic	$1.00	(d)			$1.58	$2.64			$2.72

Diluted	0.97	(d)			1.53	2.53			2.60

Cash Earnings per Share

Basic					$1.85				$2.90

Diluted					1.80				2.78

(a)	Represents condensed results as reported in JPMorgan Chase’s financial statements.

(b)	This column excludes the impact of credit card securitizations. For receivables that have been securitized, amounts that would have been reported as net interest income and as provision for loan losses are instead reported as components of noninterest revenue.

(c)	Includes merger and restructuring costs and special items. The 2001 third quarter and nine months include $876 million and $1,682 million (pre-tax), respectively, in merger and restructuring expenses. The 2000 third quarter and nine months included an $81 million gain (pre-tax) from the sale of a business in Panama; a $35 million and $176 million loss (pre-tax), respectively, resulting from the economic hedge of the purchase price of Flemings prior to its acquisition; and $79 million and $129 million (pre-tax), respectively, of restructuring costs associated with previously announced relocation initiatives.

(d)	Includes the effect of the accounting change. Excluding the accounting change, basic and diluted net income per share for the first nine months of 2001 were $1.01 and $0.98, respectively.

Part I

Item 2 (continued)

REVENUES

(in millions)	Third Quarter			Nine Months

			Pro Forma			Pro Forma
	2001	2000	2000 (a)	2001	2000	2000 (a)

Operating Revenue:

Investment Banking Fees	$811	$1,013	$1,048	$2,681	$3,311	$3,435

Trading-Related Revenue (including Trading NII)	1,614	1,632	1,640	5,375	5,728	5,814

Fees and Commissions	2,231	2,314	2,408	6,597	6,556	7,379

Private Equity – Realized Gains	204	656	656	570	1,678	1,678

Private Equity – Unrealized Gains (Losses)	(311)	(676)	(676)	(1,379)	(565)	(565)

Securities Gains	142	90	91	664	111	111

Other Revenue	203	365	373	728	890	1,018

Net Interest Income (excluding Trading NII)	2,725	2,519	2,534	8,021	7,509	7,595

Total Operating Revenue	$7,619	$7,913	$8,074	$23,257	$25,218	$26,465

(a)	Pro forma revenue assumes that the purchase of Flemings occurred at the beginning of 2000.

Investment Banking Fees

Investment banking fees in the third quarter and first nine months of 2001 declined significantly from last year’s respective periods. Weak market conditions in equity underwriting and merger and acquisition advisory services drove the decline in revenues. For a further discussion of JPMorgan Chase’s investment banking fees, see the Investment Bank line of business results on pages 19-20 of this Form 10-Q.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Advisory	$329	$362	$977	$1,116

Underwriting and Other Fees	482	651	1,704	2,195

Total Investment Banking Fees	$811	$1,013	$2,681	$3,311

Trading-Related Revenue

Trading-related revenue (including associated NII) in the third quarter of 2001 was relatively flat, when compared with the third quarter of 2000 but for the first nine months of 2001 was down 6% from the first nine months of 2000.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Trading-Related Revenue: (a)

Equities (b)	$251	$471	$1,206	$1,535

Fixed Income and Other (c)	1,363	1,161	4,169	4,193

Total Trading-Related Revenue (d)	$1,614	$1,632	$5,375	$5,728

Trading Revenue	$1,301	$1,455	$4,563	$5,156

Net Interest Income Impact (a)	313	177	812	572

Total Trading-Related Revenue	$1,614	$1,632	$5,375	$5,728

(a)	Includes net interest income associated with trading activities, which includes interest recognized on interest-earning and interest-bearing trading-related positions, as well as management allocations reflecting the funding costs or benefits associated with trading positions. These amounts are included in net interest income on the Consolidated Statement of Income. Trading-related net interest income has been restated in the prior periods in order to conform to the current presentation.

(b)	Includes results from trading equity securities and equity derivatives.

(c)	Includes results from trading instruments such as bonds and commercial paper, various types of interest rate derivatives, as well as foreign exchange and commodities. Also includes trading gains or losses on certain assets received as part of troubled debt restructurings.

(d)	Derivative and foreign exchange contracts are marked-to-market, and valuation adjustments are included in trading-related revenue.

Part I

Item 2 (continued)

•	Revenues from equities were down 47% and 21% from the third quarter of 2000 and first nine months of last year, respectively, due to the generally downward movement of the equities market, particularly over-the-counter securities.

•	Fixed income and other in the 2001 third quarter was 17% higher than the third quarter of 2000 but was flat in the first nine months of 2001, compared with the same period last year. The increase was driven by volatility in the interest rate markets, resulting in strong demand for the market-making capabilities of the Investment Bank.

Fees and Commissions

Fees and commissions for the third quarter of 2001 declined 4%, when compared with the third quarter of 2000. For the first nine months of 2001, fees and commissions were flat, when compared with the same period last year. The table below presents the significant components of fees and commissions.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Investment Management, Custody and Processing Services	$918	$963	$2,835	$2,620

Credit Card Revenue – Operating	448	358	1,259	1,025

Brokerage and Investment Services	268	313	939	885

Mortgage Servicing Fees, Net of Amortization and Write-downs	9	139	(149)	420

Other Lending-Related Service Fees	125	143	377	447

Deposit Service Charges	262	221	746	668

Other Fees	201	177	590	491

Total Fees and Commissions – Operating	$2,231	$2,314	$6,597	$6,556

Investment Management, Custody and Processing Services

Investment management fees were slightly lower than the third quarter of 2000 but significantly higher in the first nine months of 2001 than the same period last year. The decline from the third quarter of 2000 was driven by the lower value of assets under investment management and lower transaction volume; however, net cash flows for the 2001 third quarter were positive, compared with the prior quarter as a result of significant increases in cash and money market assets. The increase for the nine months of 2001 when compared with last year was primarily attributable to the contributions of Flemings, which increased the level of funds under management.

Custody and processing services fees decreased slightly from the third quarter of 2000 but for the first nine months of 2001 were flat, when compared with the first nine months of 2000. The decrease for the quarter was largely due to the lower values of securities under custody and slower investment flows overseas, partly offset by new business related to processing the issuance of debt instruments and servicing their interest payments, coupled with higher cash management fees related to treasury activities.

Credit Card Revenue

The increases of over 20% for both the third quarter and first nine months of 2001 reflected the impact of higher card fees, including higher interchange income as a result of greater customer purchase volume. Also contributing to the increases were higher late fees as a result of the rise in delinquencies.

The following table reconciles JPMorgan Chase’s reported credit card revenue and operating credit card revenue (which excludes the impact of credit card securitizations). The decline in revenue relating to securitized credit cards was due to the maturity of several securitizations.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Reported Credit Card Revenue	$548	$471	$1,446	$1,311

Less Impact of Credit Card Securitizations	(100)	(113)	(187)	(286)

Operating Credit Card Revenue	$448	$358	$1,259	$1,025

Brokerage and Investment Services

Brokerage and investment services in the 2001 third quarter decreased $45 million from the prior year’s same quarter but rose $54 million in the first nine months of 2001 from the prior year. The decline in the third quarter of 2001 was partly due to the weaker markets that reduced the volume of institutional and retail brokerage activities. The Flemings acquisition significantly contributed to the increase in revenues for the first nine months of 2001.

Part I

Item 2 (continued)

Mortgage Servicing Fees

Mortgage servicing fees in the third quarter and first nine months of 2001 decreased $130 million and $569 million, respectively, from the same periods last year as a result of the net impairment of mortgage servicing rights due to the decline in mortgage interest rates. The impairment of the rights was substantially offset by the favorable results of their linked SFAS 133 derivatives and other economic hedges. Economic hedge results are reflected in trading revenue and securities gains. While lower mortgage rates negatively affected mortgage servicing fees, they positively affected loan origination volume; higher loan origination volume increased net interest income, as well as residential mortgage origination and sales activities, which are recognized in other revenue.

Other Lending-Related Service Fees

Other lending-related service fees were $18 million lower than the third quarter of 2000 and $70 million lower than the first nine months of last year. The declines were primarily attributable to the lower volume at, and the repositioning of, the trade finance business.

Deposit Service Charges

Deposit service charges in the 2001 third quarter rose $41 million from the prior year’s quarter and, for the first nine months of 2001, increased $78 million from the prior year. The increases reflected the impact of the lower interest rates as institutional customers at Treasury & Securities Services who customarily would pay for deposit products and services by maintaining a higher level of compensating balances instead reduced their balances and paid for the services through separate fees. Also contributing to the increase were new pricing schedules implemented for the deposit products in the third quarter of 2001.

Other Fees

All other fees rose $24 million in the third quarter of 2001 from the same period last year, partly as a result of the acquisition of Colson Services Corp. (“Colson”), a provider of record keeping, paying agent and other financial services. Other fees for the first nine months of 2001 were $99 million higher than the prior year, reflecting the growth in the volume of annuity sales and the addition of Flemings and Colson.

Private Equity Gains

Private equity gains (losses) were significantly affected by the continuing downturn in the equities market. Realized gains of $204 million and $570 million in the third quarter and first nine months of 2001, respectively, were offset by unrealized losses, which included mark-to-market losses on public securities. Unrealized losses also includes an unrealized gain of approximately $65 million on a NASDAQ-based hedge instrument that was entered into in mid-August. For a further discussion of JPMorgan Chase’s private equity results, see the JPMP line of business results on pages 21-22 of this Form 10-Q.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Realized Gains	$204	$656	$570	$1,678

Unrealized Gains (Losses)	(311)	(676)	(1,379)	(565)

Private Equity Gains (Losses)(a)	$(107)	$(20)	$(809)	$1,113

(a) Includes Private Equity Gains (Losses) from JPMP and other business units.

Securities Gains

Securities gains in the third quarter of 2001 were up 58% from last year’s same quarter and, on a year-to-date basis, were up significantly from last year. These increases were principally the result of positioning the available-for-sale securities of the Firm in anticipation of a continued reduction in interest rates in the United States and Europe. As a consequence of the interest rate declines in the first nine months of 2001, the value of debt securities held this year rose and produced significant gains upon the sale of those securities.

Home Finance utilized debt securities in addition to derivatives to hedge the value of the mortgage servicing rights it carries on the Balance Sheet. In the 2001 first quarter, Home Finance realized $315 million of gains from the sale of debt securities used as economic hedges of the mortgage servicing rights. These gains partially offset the decline in mortgage servicing fees as a result of the impairment. In the 2001 second and third quarters, no material gains were recorded from the sale of securities.

Part I
Item 2 (continued)

Other Revenue

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Residential Mortgage Origination/Sales Activities	$151	$50	$396	$135

All Other Revenue	52	315	332	755

Operating Other Revenue	203	365	728	890

Gain on Sale of Panama Operations	—	81	—	81

Loss on Economic Hedge of the Flemings Purchase Price	—	(35)	—	(176)

Other Revenue – Credit Card Securitizations	9	4	4	12

Reported Other Revenue	$212	$415	$732	$807

Residential mortgage activities (which include originations and sales of loans and selective dispositions of mortgage servicing rights) in the third quarter and first nine months of 2001 rose as a result of the higher volume of mortgage loans originated and sold in 2001. The decline in mortgage interest rates and a strong housing market led to the growth of residential loan originations and refinancings.

All other revenue decreases were attributable to lower equity income from the American Century investment, reflecting the decline in the value of its funds under management; decline in hedge gains on planned overseas revenues; and unfavorable valuation adjustments, primarily on loans that were syndicated or originated for distribution but still are carried on the Consolidated Balance Sheet.

On a reported basis, results for the third quarter and nine months of 2000 also included a gain of $81 million on the sale of the Panama operations offset by losses of $35 million and $176 million, respectively, resulting from the economic hedge for the purchase price of Flemings prior to its acquisition.

Net Interest Income

Operating NII adjusts reported NII for the impact of credit card securitizations and trading-related NII that is considered part of total trading-related revenue. The following table reconciles reported and operating NII.

(in millions)	Third Quarter			Nine Months

Net Interest Income	2001	2000	Change	2001	2000	Change

Reported NII	$2,659	$2,343	13%	$7,858	$7,051	11%

Add Impact of Credit Card Securitizations	379	353		975	1,030

Less Trading-Related NII	(313)	(177)		(812)	(572)

Operating NII	$2,725	$2,519	8%	$8,021	$7,509	7%

Net interest income in the third quarter and nine months of 2001 grew from the same periods last year, both on a reported and operating basis. The primary contributor to the increases was the continuing decline in interest rates in 2001, which led to growth in the level of interest-earning assets (in particular, consumer loans such as residential mortgages, credit card receivables and auto financings). The reduction in interest rates also favorably affected the spreads on interest-earning assets as the cost related to carrying these assets declined faster than the interest income earned on them.

In addition, both 2001 periods included the receipts of several interest refunds on prior years’ taxes aggregating $84 million ($13 million in the third quarter).

Part I
Item 2 (continued)

NONINTEREST EXPENSE

Total operating noninterest expenses were $5.1 billion in the third quarter of 2001, down 4% from the same period in 2000. On a pro forma basis, operating expenses for the first nine months of 2001 declined 6% from last year. JPMorgan Chase continues to target cash operating expenses for full year 2001 to be lower than pro forma cash operating expenses for full year 2000. The declines in expenses primarily reflected lower compensation expense as a result of headcount reductions, partly offset by investments in technology and communications facilities. The following table presents the components of noninterest expense on an operating and reported basis.

(in millions, except ratios)	Third Quarter			Nine Months

			Pro Forma			Pro Forma
Expense:	2001	2000	2000(a)	2001	2000	2000(a)

Compensation Expense	$2,883	$3,135	$3,229	$9,292	$9,438	$10,167

Occupancy Expense	339	338	350	1,014	943	992

Technology and Communications	663	632	640	1,991	1,786	1,846

Other Expense	992	1,011	1,047	3,101	3,142	3,322

Cash Operating Noninterest Expense	4,877	5,116	5,266	15,398	15,309	16,327

Amortization of Intangibles	182	157	187	542	342	552

Operating Noninterest Expense	5,059	5,273	5,453	15,940	15,651	16,879

Merger and Restructuring Costs	876	79	79	1,682	129	129

Reported Noninterest Expense	$5,935	$5,352	$5,532	$17,622	$15,780	$17,008

Operating Overhead Ratio (b)	66%	67%	68%	69%	62%	64%

Cash Operating Overhead Ratio (b)	64	65	65	66	61	62

(a)	Pro forma expense treats the purchase of Flemings as if it had occurred at the beginning of 2000.

(b)	The overhead ratio is defined as noninterest expense as a percentage of total operating revenue (excluding merger and restructuring costs and special items). The cash overhead ratio also excludes the impact of the amortization of intangibles.

Compensation Expense

Compensation expense declined 8% from the third quarter and 2% from the first nine months of 2000. The decreases were driven by headcount reductions, in particular in areas affected by the merger such as the Investment Bank and Investment Management & Private Banking, as well as by lower incentive costs as a result of the decrease in revenues in these areas. Partially offsetting the decline in the first nine months were the additions of Flemings and the mortgage business of Advanta Corp. and the impact of new hires at Home Finance and Cardmember Services to support the high production volumes.

The Firm had 96,633 and 99,189 full-time equivalent employees at September 30, 2001 and September 30, 2000, respectively. The decline in full-time equivalent employees was attributable to the elimination of positions in the Investment Bank and Investment Management & Private Banking.

Occupancy Expense

Occupancy expense was relatively flat from last year’s third quarter due to the savings derived from relocations of certain functions from the New York metropolitan area to the South and Southwest regions of the United States, partially offset by leasing costs for additional space requirements. The 8% increase in the first nine months of 2001 was primarily attributable to the acquisition of Flemings, coupled with moderate inflationary increases across various occupancy expenses.

Technology and Communications

The increases from both the third quarter and first nine months of 2000 mainly reflected the depreciation of hardware systems and amortization of capitalized software applications. In addition, the increases reflected higher telecommunications expenses, primarily associated with the increase in demand for market data, and higher leasing and maintenance costs for various telecommunications, computer and other office equipment.

Part 1
Item 2 (continued)

Other Expense

Other expense declined 2% from the third quarter of 2000 and 1% from the first nine months of 2000. The following table presents the components of other expense.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Professional Services	$267	$275	$850	$838

Outside Services	181	161	513	477

Marketing	137	161	422	422

Travel and Entertainment	116	115	375	347

All Other	291	299	941	1,058

Total Other Expense	$992	$1,011	$3,101	$3,142

•	Outside Services increased in both periods of 2001, primarily due to higher outside data processing costs related to the significant increase in origination volume at Home Finance and to greater securities and cash transaction volume at Treasury & Securities Services.

•	The decline in Marketing expense from the third quarter of last year reflected streamlining of various marketing programs and fewer retail banking campaign requirements.

•	The increase in Travel and Entertainment for the first nine months of 2001 was largely due to higher travel, meals and hotel expenses (principally during the first half of this year) related to global business generated by the Investment Bank.

•	The decline in All Other expense of 11% for the nine months of 2001 partly reflected lower recruitment costs and various other costs.

Amortization of Intangibles

The increases in amortization of intangibles over both periods in 2000 were attributable to the acquisitions of Flemings and The Beacon Group, LLC in August and July of 2000, respectively.

Merger and Restructuring Costs

As indicated in Note 4 on page 8 of this Form 10-Q, management currently estimates that $650 million of nonaccruable merger costs will be incurred in 2001 and 2002. These nonaccruable merger costs will be in addition to the original total merger cost estimate of $3.2 billion. Expense savings have also increased from the $2 billion originally estimated at the time of the merger to $3.2 billion.

Additionally, management currently estimates that the Firm will incur one-time pre-tax costs of $400 million in connection with the right-sizing of employee levels of certain businesses (2,000 employee reductions) beyond that planned at the time of the merger. Expense savings estimated to be realized from these right-sizing costs are $400 million. These severance costs consist of a $300 million charge that was recorded on September 30, 2001 related to employees who were notified that their positions had been eliminated and $100 million of costs which are expected to be incurred in the fourth quarter of 2001 and in 2002 and which are not accruable under existing accounting pronouncements.

Approximately 90% of the expense savings from the above merger and “right-sizing” costs currently are anticipated to be realized by the end of 2002.

CREDIT COSTS

Credit costs on an operating basis are composed of the provision for loan losses related to loans on the Consolidated Balance Sheet and to the credit costs associated with credit card receivables that have been securitized.

(in millions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Provision for Loan Losses	$745	$298	$1,717	$968

Credit Costs Associated with Credit Card Securitizations	270	236	784	732

Operating Credit Costs	$1,015	$534	$2,501	$1,700

The increases in the provision for loan losses were indicative of the more difficult market environment and the higher volume of consumer loans outstanding. Credit costs also included a $200 million provision in excess of charge-offs in response to the current weaker credit environment for both commercial and consumer loans. See page 41 of this Form 10-Q for a discussion of the allowance for credit losses.

Part I
Item 2 (continued)

INCOME TAXES

JPMorgan Chase recognized income tax expense of $220 million in the third quarter of 2001, compared with $675 million in the third quarter of 2000. For the first nine months of 2001, JPMorgan Chase recorded income tax expense of $1,083 million, compared with $2,624 million for the first nine months of 2000. The effective tax rates were 33% in the third quarter of 2001 and 35% in the first nine months of 2001, compared with 33% and 34% in the third quarter of 2000 and first nine months of 2000, respectively.

RISK MANAGEMENT

JPMorgan Chase is in the business of managing risk to create shareholder value. The major risks to which the Firm is exposed are credit, market, operational and liquidity risk. For a discussion of these risks and definition of terms associated with managing these risks, please refer to the Glossary of Terms on page 52 of this Form 10-Q and pages 43-59 of JPMorgan Chase’s 2000 Annual Report.

CREDIT RISK MANAGEMENT

The following discussion of credit risk management and derivative and foreign exchange contracts used by JPMorgan Chase focuses primarily on developments since December 31, 2000 and should be read in conjunction with pages 46-53 and Notes 1 and 25 of JPMorgan Chase’s 2000 Annual Report, in addition to Note 3 of this Form 10-Q.

The following table presents the Firm’s credit-related information for the dates indicated.

					Past Due 90 Days
	Credit-Related Assets		Nonperforming Assets (c)		& Over and Accruing

	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
(in millions)	2001	2000	2001	2000	2001	2000

Commercial Loans	$116,578	$119,460	$2,018	$1,434	$63	$99

Derivative and FX Contracts (a)	85,407	76,373	46	37	—	—

Consumer Loans (b)	125,431	114,461	459	384	771	788

Total Managed Credit-Related	$327,416	$310,294	$2,523	$1,855	$834	$887

Assets Acquired as Loan Satisfactions			123	68

Total Nonperforming Assets			$2,646	$1,923

	Net Charge-offs		Annual Average Net Charge-off Rates (d)

(in millions, except ratios)	Third Quarter		Third Quarter

	2001	2000	2001	2000

Commercial Loans	$189	$83	0.65%	0.27%

Consumer Loans	626	476	1.96	1.72

Total Managed Credit-Related	$815	$559	1.33%	0.96%

	Net Charge-offs		Annual Average Net Charge-off Rates (d)

	Nine Months		Nine Months

	2001	2000	2001	2000

Commercial Loans	$549	$241	0.64%	0.27%

Consumer Loans	1,752	1,482	1.90	1.84

Total Managed Credit-Related	$2,301	$1,723	1.30%	1.02%

(a)	Charge-offs for derivative receivables are included in trading revenue.

(b)	Includes credit card receivables that have been securitized.

(c)	Nonperforming assets have not been reduced for credit protection (single name credit default swaps and collateralized loan obligations) aggregating $114 million related to nonperforming counterparties at September 30, 2001.

(d)	Annualized.

Part I
Item 2 (continued)

JPMorgan Chase’s managed credit-related assets of $327 billion at September 30, 2001 increased 6%, when compared with year-end 2000. Commercial loans decreased $2.9 billion, or 2%, reflecting the Firm’s ongoing discipline of originating loans for distribution and sale. Derivative and foreign exchange instruments increased by 12% from $76.4 billion at year-end 2000. Consumer managed credit-related assets increased $11.0 billion, or 10%, from December 31, 2000, largely in residential mortgages, auto financing and credit cards.

The portion of the commercial loan portfolio and counterparty credit outstanding considered investment grade was 66% at September 30, 2001, compared with 67% at year-end 2000. Management currently believes that credit conditions in the United States will remain challenging for the remainder of the year, which could have an adverse impact on credit quality over time.

The increase in nonperforming assets was primarily related to domestic commercial and industrial credits. Given the credit conditions noted above, management expects a further increase in nonperforming assets in the fourth quarter of 2001. However, management believes that the Firm’s credit performance this year will continue to be better than the industry average.

Net charge-offs in the managed portfolio were $815 million and $2,301 million in the third quarter and nine months of 2001, respectively, an increase of $256 million and $578 million, respectively, from the same periods one year ago, primarily reflecting increased net charge-offs in the telecommunications portion of the domestic commercial loan portfolio and in the consumer credit card portfolio.

Commercial Portfolio

(in millions)					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets		and Accruing

	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Commercial Loans:	2001	2000	2001	2000	2001	2000

Domestic Commercial:

Commercial and Industrial	$64,826	$64,031	$1,335	$727	$7	$95

Commercial Real Estate	5,061	4,834	68	65	12	3

Financial Institutions	7,825	7,342	35	29	—	—

Total Domestic Commercial Loans	77,712	76,207	1,438	821	19	98

Foreign Commercial:

Commercial and Industrial	35,150	37,002	530	556	44	1

Commercial Real Estate	922	1,470	9	9	—	—

Financial Institutions	2,197	3,976	9	13	—	—

Foreign Governments	597	805	32	35	—	—

Total Foreign Commercial Loans	38,866	43,253	580	613	44	1

Total Commercial Loans	116,578	119,460	2,018	1,434	63	99

Derivative and FX Contracts (a)	85,407	76,373	46	37	—	—

Total Commercial Credit-Related	$201,985	$195,833	$2,064	$1,471	$63	$99

(in millions, except ratios)	Net Charge-offs		Annual Average Net Charge-off Rates (b)

	Third Quarter		Third Quarter

Commercial Loans:	2001	2000	2001	2000

Domestic Commercial:

Commercial and Industrial	$132	$81	0.73%	0.44%

Commercial Real Estate	2	(3)	0.32	NM

Financial Institutions	(8)	2	NM	0.10

Total Domestic Commercial	126	80	0.59	0.38

Foreign Commercial:

Commercial and Industrial	63	4	0.84	0.04

Commercial Real Estate	—	—	—	—

Financial Institutions	—	—	—	—

Foreign Governments	—	(1)	—	NM

Total Foreign Commercial	63	3	0.79	0.03

Total Commercial Loans	$189	$83	0.65%	0.27%

Part I
Item 2 (continued)
Commercial Portfolio (continued)

(in millions, except ratios)	Net Charge-offs		Annual Average Net Charge-off Rates (b)

	Nine Months		Nine Months

Commercial Loans:	2001	2000	2001	2000

Domestic Commercial:

Commercial and Industrial	$404	$181	0.75%	0.33%

Commercial Real Estate	1	(6)	0.05	NM

Financial Institutions	24	27	0.44	0.50

Total Domestic Commercial	429	202	0.70	0.32

Foreign Commercial:

Commercial and Industrial	124	43	0.54	0.18

Commercial Real Estate	—	—	—	—

Financial Institutions	(4)	(4)	NM	NM

Foreign Governments	—	—	—	—

Total Foreign Commercial	120	39	0.49	0.15

Total Commercial Loans	$549	$241	0.64%	0.27%

(a)		Charge-offs for derivative receivables are included in trading revenue.

(b)		Annualized.

NM	–	Not meaningful.

Note	–	Amounts in the brackets represent net recoveries.

Commercial and Industrial: The domestic commercial and industrial portfolio increased $795 million from 2000 year-end. Domestic commercial and industrial net charge-offs in the 2001 third quarter amounted to $132 million, compared with $81 million in the 2000 third quarter. Nonperforming domestic commercial and industrial loans were $1.3 billion, an increase of $608 million from the 2000 year-end. The foreign commercial and industrial portfolio totaled $35.2 billion at September 30, 2001, a decrease of 5% from the 2000 year-end level. Nonperforming foreign commercial and industrial loans were $530 million, a decrease of $26 million from year-end 2000, primarily as a result of a reduction in nonperforming commercial loans in Asia but partially offset by an increase in nonperforming loans in Latin America. Net charge-offs in the foreign commercial and industrial loan portfolio for the third quarter of 2001 increased to $63 million from $4 million in the same period last year.

Financial Institutions: Loans to financial institutions decreased $1.3 billion during 2001, when compared with year-end, as a result of reductions in the foreign portion of the portfolio. Nonperforming financial institution loans were $44 million at September 30, 2001 and $42 million at December 31, 2000.

Derivative and Foreign Exchange Contracts

The following table provides the remaining maturities of derivative and foreign exchange contracts outstanding at September 30, 2001 and December 31, 2000.

	At September 30, 2001				At December 31, 2000

	Interest	Foreign	Equity,		Interest	Foreign	Equity,
	Rate	Exchange	Commodity and		Rate	Exchange	Commodity and
	Contracts	Contracts	Other Contracts	Total	Contracts	Contracts	Other Contracts	Total

Less Than 1 Year	11%	78%	40%	19%	12%	89%	40%	28%

1 to 5 Years	46	18	54	44	45	9	57	41

Over 5 Years	43	4	6	37	43	2	3	31

Total	100%	100%	100%	100%	100%	100%	100%	100%

Part I
Item 2 (continued)

Country Exposure

The following table presents JPMorgan Chase’s exposure to selected countries. This disclosure is based on management’s current view of country exposure. The differences between the current presentation and that used at December 31, 2000 and March 31, 2001 are primarily as follows: (1) collateral held is used to reduce exposure on counterparty trades within a country; and (2) disclosure is based on total exposure, which includes local exposure funded locally in addition to cross-border exposure. Management believes the current presentation more accurately reflects JPMorgan Chase’s country exposure. Amounts as of December 31, 2000 have been restated to conform to the current presentation.

Selected Country Exposure

	At September 30, 2001					At Dec 31, 2000

					Total	Total
	Cross Border			Local (d)	Exposure (e)	Exposure

(in billions)	Lending (a)	Trading (b)	Other (c)

Brazil	$1.8	$0.2	$0.4	$1.1	$3.5	$2.4

Mexico	1.0	1.0	0.2	0.4	2.6	3.3

Argentina	0.3	0.5	0.1	—	0.9	1.4

South Africa	0.4	0.5	—	—	0.9	1.3

Indonesia	0.4	0.1	—	0.1	0.6	0.9

Turkey	0.2	—	—	—	0.2	0.7

Russia	—	0.1	—	—	0.1	0.3

(a)	Lending includes loans and accrued interest receivable, interest-bearing deposits with banks, acceptances, other monetary assets, issued letters of credit and undrawn commitments to extend credit.

(b)	Trading includes (1) issuer exposure on cross-border debt and equity instruments, held in both trading and investment accounts, adjusted for the impact of issuer hedges, including credit derivatives; and (2) counterparty exposure on derivative and foreign exchange contracts as well as security financing trades (resale agreements and securities borrowed). The amounts associated with derivative and foreign exchange contracts are presented after taking into account the impact of legally enforceable master netting agreements.

(c)	Mainly local exposure funded cross border.

(d)	Local exposure is defined as exposure to a country denominated in local currency, booked and funded locally.

(e)	Total exposure includes exposure to both government and private sector entities in a country.

The Firm has been closely managing its exposure to Argentina over the prior several quarters and, in particular, in the months leading up to the government’s recent announcement of a restructuring of its bond obligations. Since June 30, 2001, the Firm has reduced its exposure to Argentina by $0.5 billion.

Part I
Item 2 (continued)

Consumer Portfolio

					Past Due 90 Days & Over
	Credit-Related Assets		Nonperforming Assets		and Accruing

(in millions)	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
Consumer Loans:	2001	2000	2001	2000	2001	2000

1-4 Family Residential Mortgages	$55,160	$50,302	$273	$269	$—	$2

Credit Card – Reported	19,255	18,495	23	26	394	327

Credit Card Securitizations (a)	18,724	17,871	—	—	348	387

Credit Card – Managed	37,979	36,366	23	26	742	714

Auto Financings	24,448	19,802	110	76	1	1

Other Consumer (b)	7,844	7,991	53	13	28	71

Total Consumer Loans	$125,431	$114,461	$459	$384	$771	$788

	Net Charge-offs		Annual Average Net Charge-off Rates (c)

(in millions, except ratios)	Third Quarter		Third Quarter

Consumer Loans:	2001	2000	2001	2000

1-4 Family Residential Mortgages	$15	$7	0.10%	0.06%

Credit Card – Reported	264	167	5.47	5.06

Credit Card Securitizations (a)	270	236	5.82	4.94

Credit Card – Managed	534	403	5.64	4.99

Auto Financings	32	20	0.53	0.41

Other Consumer (b)	45	46	2.33	1.94

Total Consumer Loans	$626	$476	1.96%	1.72%

	Net Charge-offs		Annual Average Net Charge-off Rates (c)

	Nine Months		Nine Months
(in millions, except ratios)
Consumer Loans:	2001	2000	2001	2000

1-4 Family Residential Mortgages	$32	$26	0.08%	0.07%

Credit Card – Reported	716	521	4.88	5.28

Credit Card Securitizations (a)	784	732	6.06	5.15

Credit Card – Managed	1,500	1,253	5.43	5.20

Auto Financings	87	63	0.52	0.44

Other Consumer (b)	133	140	2.18	1.90

Total Consumer Loans	$1,752	$1,482	1.90%	1.84%

(a)	Represents the portion of JPMorgan Chase’s credit card receivables that have been securitized.

(b)	Consists of installment loans (direct and indirect types of consumer finance), student loans, unsecured lines of credit and foreign consumer.

(c)	Annualized.

Residential Mortgage Loans: Residential mortgage loans were $55.2 billion at September 30, 2001, a $4.9 billion increase, or 10%, from year-end. During the first nine months of 2001, the level of nonperforming residential mortgage loans increased 1%. The net charge-off rate of 0.10% for the third quarter of 2001 was four basis points higher than for the third quarter of 2000.

Credit Card Loans: JPMorgan Chase analyzes its credit card portfolio on a “managed basis,” which includes credit card receivables on the balance sheet as well as credit card receivables that have been securitized.

Managed credit card receivables of $38.0 billion as of September 30, 2001 increased 4%, when compared with year-end 2000. During the 2001 third quarter, net charge-offs as a percentage of average credit card receivables increased to 5.64%, compared with 4.99% in the prior-year period. Loans over 90 days past due remained stable at 1.95% of the portfolio at September 30, 2001, compared with 1.96% at December 31, 2000. Management anticipates that the managed credit card net charge-off ratio for full-year 2001 will be higher than the 5.12% for full-year 2000.

Part I
Item 2 (continued)

Auto Financings: Auto financings outstanding increased 23% at September 30, 2001, when compared with year-end 2000. The net charge-off rate of 0.53% for the 2001 third quarter was 12 basis points higher than the same period a year ago. Total originations were $14.3 billion for the nine months of 2001, compared with $8.7 billion for the same 2000 period.

Other Consumer Loans: The level of other consumer loans of $7.8 billion at September 30, 2001 decreased 2% from year-end 2000. The net charge-off rates related to this portfolio were higher in the third quarter, when compared with the third quarter of 2000 due to losses for certain discontinued businesses.

Allowance for Credit Losses

Loans: JPMorgan Chase’s allowance for loan losses is intended to cover probable credit losses as of September 30, 2001, for which either the asset is not specifically identified or the size of the loss has not been fully determined. Within the allowance, there are both specific and expected loss components and a residual component. The allowance for loan losses was increased by approximately $200 million during the third quarter of 2001, reflecting the challenging credit conditions which resulted in an increase in the specific and expected loss components of the allowance. For a further discussion of the specific loss, expected loss and residual components of the allowance for loan losses, see page 53 of JPMorgan Chase’s 2000 Annual Report.

The provision for loan losses for the third quarter of 2001 increased $447 million, or 150%, when compared with the third quarter of 2000.

Foreign commercial loan net charge-offs increased $81 million during the first nine months of 2001, when compared with the first nine months of 2000, while foreign commercial nonperforming loans decreased $164 million from September 30, 2000 to $580 million at September 30, 2001. However, domestic commercial loan net charge-offs and nonperforming loans increased $227 million and $767 million, respectively, during the same periods.

Allowance Components
(in millions)	At September 30, 2001	At December 31, 2000	At September 30, 2000

Specific Loss	$1,095	$602	$614

Expected Loss:

Consumer	1,694	1,444	1,480

Commercial	673	919	763

Total Expected Loss	2,367	2,363	2,243

Residual Component	412	700	892

Total	$3,874	$3,665	$3,749

To Total Loans	1.74%	1.70%	1.72%

To Nonperforming Loans	156	202	207

To Nonperforming Assets	146	191	193

Lending-Related Commitments: JPMorgan Chase also has an allowance for its lending-related commitments, using a methodology similar to that used for the loan portfolio. This allowance, which is reported in Other Liabilities, was $283 million at September 30, 2001 and December 31, 2000 and was $304 million at September 30, 2000.

Part I
Item 2 (continued)

MARKET RISK MANAGEMENT

Aggregate VAR Exposure

Value-at-Risk (“VAR”) is a measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. VAR calculations are performed for all material trading and investment portfolios and for market risk-related asset/liability management (“A/L”) activities. Due to procedural differences at the heritage firms, combined VAR is not available for periods prior to the merger date.

Although no single risk statistic can reflect all aspects of market risk, the tables that follow provide an overview of the market risk exposure of JPMorgan Chase at the dates indicated. The following table represents JPMorgan Chase’s average and period-end VARs for its trading portfolios and its A/L activities.

Aggregate Portfolio

	Nine Months Ended September 30, 2001

	Average	Minimum	Maximum	At September 30, 2001
(in millions)	VAR	VAR	VAR

Trading Portfolio	$65.3	$48.9	$87.5	$62.6

Investment Portfolio and A/L Activities (a)	103.7	79.8	120.2	91.9

Less: Portfolio Diversification	(42.5)	NM	NM	(32.6)

Total VAR	$126.5	$98.2	$163.8	$121.9

(a)		Substantially all of the risk is interest rate related.

NM	–	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Market Risk-Related Activities

Value-at-Risk: JPMorgan Chase is exposed to interest rate, foreign exchange, equity and commodity market risks in its trading portfolio. The table below reflects VAR data for the trading portfolio by risk category. See the Aggregate VAR Exposure section above for average and period-end VARs for the total trading portfolio.

Marked-to-Market Trading Portfolio (a)

	Nine Months Ended September 30, 2001

	Average	Minimum	Maximum	At September 30, 2001
(in millions)	VAR	VAR	VAR

Interest Rate	$45.3	$26.1	$82.4	$53.4

Foreign Exchange	7.4	3.9	16.9	6.9

Equities	24.3	15.8	36.9	19.3

Commodities	4.5	2.5	7.1	4.7

Hedge Fund Investments	3.0	2.5	4.2	3.0

Less: Portfolio Diversification	(19.2)	NM	NM	(24.7)

Total Trading VAR	$65.3	$48.9	$87.5	$62.6

(a)		Although aggregate VAR has been calculated throughout 2001 using a single methodology, VAR by risk category prior to July 2001 was calculated based on the methodologies used by the heritage firms, assuming no correlation between the heritage firms’ exposures.

NM	–	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect. JPMorgan Chase’s average and period-end VARs are less than the sum of the VARs of its market risk components due to risk offsets resulting from portfolio diversification.

Part I
Item 2 (continued)

Histogram:

The following histogram illustrates JPMorgan Chase’s daily market risk-related revenue, which is defined as the daily change in value of the marked-to-market trading portfolios plus any trading-related net interest income, brokerage commissions, underwriting fees or other revenue.

In the first nine months of 2001, JPMorgan Chase posted positive daily market risk-related revenue for 166 out of 189 business days, with 134 days exceeding positive $20 million. Losses were sustained on 23 of the 189 days represented in the histogram. JPMorgan Chase incurred five daily trading losses in excess of $20 million in the first nine months of 2001.

Stress Testing: Whereas VAR captures exposure to unlikely events in normal markets, stress testing discloses market risk under plausible events in abnormal markets.

The following table represents the potential stress test loss (pre-tax) in JPMorgan Chase’s trading portfolio predicted by JPMorgan Chase’s stress test scenarios.

Largest Monthly Stress Test Loss – Pre-Tax

	Nine Months Ended September 30, 2001

(in millions)	Average	Minimum	Maximum	At September 30, 2001

Stress Test Loss – Pre-Tax	$(351)	$(118)	$(641)	$(411)

Part I
Item 2 (continued)

Investment Portfolio and Asset/Liability Activities

JPMorgan Chase is exposed to market risk in its investment portfolio and A/L activities. Market risk measurements for JPMorgan Chase’s investment portfolio and A/L activities reflect all significant market risk-related factors that have an effect on these activities. Non-market factors that are not included in market risk measurements, such as changes in credit quality, also may have an effect on these activities.

Value-at-Risk: See the VAR Aggregate Exposure section on page 42 for JPMorgan Chase’s average and period-end VARs for its investment portfolio and market risk-related A/L activities.

Stress Testing:
Economic value stress testing measures the potential change in the market value of JPMorgan Chase’s investment portfolio and A/L activities. As of September 30, 2001, the largest potential loss under the various economic value stress test scenarios utilized by the Firm on the value of JPMorgan Chase’s investment portfolio and A/L activities would have been equivalent to 1% of JPMorgan Chase’s market capitalization.

The NII stress test measures the potential change in JPMorgan Chase’s interest earnings over a one-year time horizon. At September 30, 2001, JPMorgan Chase’s largest potential NII stress test loss was estimated to be approximately 1.3% of projected net income for the full-year 2001.

Nonstatistical Risk Measures: Exposure to interest rate risk is assessed using a Basis Point Value (“BPV”) method. BPV measures the change in market value of JPMorgan Chase’s investment portfolio and A/L activities to a one basis point increase in interest rates (directional risk) or one basis point widening of interest rate spreads (basis risk). The table that follows shows that JPMorgan Chase had a directional BPV of $(1.5) million (pre-tax) at September 30, 2001. This indicates that the market value of JPMorgan Chase’s A/L positions would have declined by approximately $1.5 million for every one basis point increase in interest rates along the interest rate yield curve. The table also shows that the economic value of JPMorgan Chase’s investment portfolio and A/L activities would have decreased by $11.0 million (pre-tax) for every one basis point widening of interest rate spreads (basis risk).

Market Risk-Related A/L Activities

	Nine Months Ended September 30, 2001

(in millions)	Average	Minimum	Maximum	At September 30, 2001 (a)

Directional Risk	$(6.3)	$(1.5)	$(8.9)	$(1.5)

Basis Risk	(14.1)	(11.0)	(18.4)	(11.0)

Part I
Item 2 (continued)

CAPITAL MANAGEMENT

The following discussion of JPMorgan Chase’s capital management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with pages 44-45 and Note 23 of JPMorgan Chase’s 2000 Annual Report.

Capital

JPMorgan Chase’s capital levels at September 30, 2001 continued to exceed regulatory guidelines. At September 30, 2001, the Tier 1 and Total Capital ratios were 8.2% and 11.6%, respectively. In addition, at September 30, 2001, all of JPMorgan Chase’s subsidiary depository institutions were “well-capitalized” under bank regulatory agencies’ definitions. The Firm’s ratios were negatively affected as a result of market disruptions following the events of September 11th. Management estimates that the Firm experienced balance sheet growth of approximately $86 billion and risk-weighted asset growth of approximately $21 billion in the period between September 11, 2001 and September 30, 2001.

The following table shows JPMorgan Chase’s capital generation and use during the periods indicated.

(in billions)	Third Quarter		Nine Months

	2001	2000	2001	2000

Sources of Free Cash Flow
Cash Operating Earnings Less Dividends	$0.5	$1.0	$1.6	$3.7

Plus: Preferred Stock and Equivalents/Special Items	(0.6)	0.2	(1.1)	(0.1)

Less: Capital for Internal Asset Growth	(1.3)	—	(2.3)	(1.2)

Total Sources of Free Cash Flow	$(1.4)	$1.2	$(1.8)	$2.4

Uses of Free Cash Flow
Increases (Decreases) in Capital Ratios	$(1.9)	$(1.9)	$(1.4)	$(1.6)

Acquisitions	—	6.8	0.1	6.8

Repurchases Net of Stock Issuances	0.5	(3.7)	(0.5)	(2.8)

Total Uses of Free Cash Flow	$(1.4)	$1.2	$(1.8)	$2.4

In the first quarter of 2001, JPMorgan Chase raised the quarterly cash dividend on its common stock to $0.34 per share from $0.32 per share. The Firm’s current dividend policy is to pay over time common stock dividends equal to approximately 25% to 35% of operating earnings less preferred stock dividends, although in any given quarter the common stock dividend may be higher or lower than this range. The current quarterly dividend exceeds the target range given this quarter’s lower operating earnings. Future dividend policies will be determined by JPMorgan Chase’s Board of Directors after taking into consideration the Firm’s earnings, financial condition and applicable governmental regulations and policies.

On July 19, 2001, JPMorgan Chase’s Board of Directors authorized the repurchase of up to $6 billion of the Firm’s common stock. As of September 30, 2001, the Firm had repurchased, net of stock issuances, approximately $500 million of the Firm’s common stock.

At September 30, 2001, the total capitalization of JPMorgan Chase (the sum of Tier 1 and Tier 2 Capital) was $54.6 billion, an increase of $1.2 billion from December 31, 2000. This increase reflects retained earnings (net income less common and preferred dividends) generated during the period, aggregate common stock issuances and treasury stock reissuances of $1.2 billion and the issuance of an aggregate $2.5 billion in trust preferred capital securities and subordinated debt. These sources of capital were partially offset by the repurchase of common stock and the redemption of preferred stock and subordinated debt.

LIQUIDITY RISK MANAGEMENT

The following discussion of JPMorgan Chase’s liquidity risk management focuses primarily on the developments since December 31, 2000 and should be read in conjunction with page 59 of JPMorgan Chase’s 2000 Annual Report.

Liquidity

During the first nine months of 2001, JPMorgan Chase issued approximately $8.5 billion of long-term debt and $500 million of trust preferred capital securities. During the same period, $9.8 billion of long-term debt matured or was redeemed, and $0.5 billion of preferred stock was called.

Part I
Item 2 (continued)

As a result of the events of September 11th, the Consolidated Balance Sheet increased $86 billion to $799 billion at September 30, 2001 from $713 billion at June 30, 2001, primarily due to the securities industry’s temporary delay in clearing and settling cash and securities. The balance sheet growth is primarily composed of federal funds sold/purchased, trading assets and failed to deliver/receive securities (Other Assets/Other Liabilities). Management of JPMorgan Chase expects a reduction in balance sheet levels once the market returns to a more normal environment.

OPERATIONAL RISK MANAGEMENT

For a discussion of JPMorgan Chase’s operational risk management, refer to page 58 of JPMorgan Chase’s 2000 Annual Report.

SUPERVISION AND REGULATION

The following discussion should be read in conjunction with the Supervision and Regulation section on pages 1 through 6 of JPMorgan Chase’s 2000 Form 10-K.

Dividends

JPMorgan Chase’s bank subsidiaries, without the approval of their relevant banking regulators, could pay dividends to their respective bank holding companies in amounts up to the limitations imposed upon such banks by regulatory restrictions. These dividend limitations, in the aggregate, totaled approximately $4.8 billion at September 30, 2001.

ACCOUNTING DEVELOPMENTS

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

Business Combinations and Intangible Assets

In June 2001, the FASB issued SFAS 141, which revises the financial accounting and reporting for business combinations, and also issued SFAS 142, which revises the financial accounting and reporting for goodwill and other intangible assets. SFAS 141 requires that all business combinations be accounted for using the purchase method. Accounting for business combinations using the pooling of interests method no longer is allowed. SFAS 141 also requires that intangible assets acquired in a business combination be recognized apart from goodwill if the intangible assets meet one of two criteria — the contractual-legal criterion or the separability criterion. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 as well as business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. Certain transition provisions could affect the accounting for business combinations using the purchase method that were completed before July 1, 2001.

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

The Firm currently is assessing the impact of SFAS 141 and SFAS 142 on its financial condition and operating performance. The Firm has not yet determined the extent of goodwill impairment, if any, that may be recognized upon the adoption of SFAS 142. Based on current levels of amortization expense, the Firm estimates that the elimination of goodwill amortization expense will reduce total noninterest expense by approximately $580 million during 2002.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
FINANCIAL HIGHLIGHTS
(in millions, except per share data and ratios)

	Third Quarter				Nine Months
			Over (Under)				Over (Under)
REPORTED BASIS	2001	2000	2000		2001	2000	2000

Revenue	$7,349	$7,723	(5)%		$22,473	$24,391	(8)%

Noninterest Expense (Excluding Merger and Restructuring Costs)	5,059	5,273	(4)		15,940	15,651	2

Merger and Restructuring Costs	876	79	NM		1,682	129	NM

Provision for Loan Losses	745	298	150		1,717	968	77

Net Income (a)	$449	$1,398	(68)%		$2,026	$5,019	(60)%

Net Income per Share:

Basic (a)	$0.22	$0.73	(70)%		$1.00	$2.64	(62)%

Diluted (a)	0.22	0.69	(68)		0.97	2.53	(62)

Cash Dividends Declared	0.34	0.32	6		1.02	0.96	6

Share Price at Period End					34.15	46.19	(26)

Book Value at Period End					21.15	20.98	1

Common Shares Outstanding:

Average Common Shares:

Basic	1,975.3	1,893.3	4%		1,973.5	1,870.7	5%

Diluted	2,020.9	1,983.4	2		2,028.9	1,955.8	4

Common Shares at Period End	1,972.9	1,901.1	4		1,972.9	1,901.1	4

Performance Ratios:

Return on Average Total Assets (b)	0.24%	0.81%	(57	)bp	0.37%	1.00%	(63	)bp

Return on Average Common Equity (b)	4.2	14.6	(1,040)		6.4	19.0	(1,260)

Capital Ratios:

Tier 1 Capital Ratio					8.2%	8.1%	10	bp

Total Capital Ratio					11.6	11.7	(10)

Tier 1 Leverage					5.3	5.6	(30)

	INCLUDING JPMORGAN PARTNERS (f)

OPERATING BASIS (c) Revenue	$7,619	$7,913	(4)%		$23,257	$25,218	(8)%

Noninterest Expense	5,059	5,273	(4)		15,940	15,651	2

Credit Costs	1,015	534	90		2,501	1,700	47

Earnings	1,036	1,419	(27)		3,162	5,164	(39)

Diluted Earnings per Share	0.51	0.70	(27)		1.53	2.60	(41)

Common Dividend Payout Ratio	66%	42%	2,400	bp	66%	34%	3,200	bp

Cash Operating Basis:

Cash Earnings	$1,218	$1,576	(23)%		$3,704	$5,506	(33)%

Cash Diluted Earnings per Share	0.60	0.78	(23)		1.80	2.78	(35)

Shareholder Value Added (d)	(50)	426	NM		(74)	2,308	NM

Cash Return on Average Managed Assets (b)	0.64%	0.89%	(25	)bp	0.66%	1.07%	(41	)bp

Cash Return on Average Common Equity (b)	11.5	16.5	(500)		11.8	20.9	(910)

Cash Overhead Ratio (e)	64	65	(100)		66	61	500

			EXCLUDING JPMORGAN PARTNERS (f)

OPERATING BASIS (c) Revenue	$7,798	$7,986	(2)%		$24,268	$24,293	—%

Noninterest Expense	4,989	5,153	(3)		15,696	15,325	2

Credit Costs	1,015	534	90		2,501	1,700	47

Earnings	1,196	1,542	(22)		3,972	4,768	(17)

Diluted Earnings per Share	0.59	0.77	(23)		1.94	2.41	(20)

Cash Operating Basis:

Cash Earnings	$1,373	$1,694	(19)%		$4,498	$5,100	(12)%

Cash Diluted Earnings per Share	0.67	0.84	(20)		2.19	2.58	(15)

(a)		Reported basis for the nine months of 2001 includes the cumulative effect of a transition adjustment of $(25) million, net of taxes, and basic and diluted earnings per share have been reduced by $0.01 in the first nine months of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

(b)		Based on annualized amounts.

(c)		Operating basis excludes the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. See page 29 for a reconciliation of results on a reported and operating basis.

(d)		SVA represents cash operating earnings minus preferred dividends and an explicit charge for capital.

(e)		The cash overhead ratio is noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs, the impact of amortization of intangibles, special items and the net effect of a change in accounting principle).

(f)		JPMP is JPMorgan Chase’s private equity business. See pages 21-22 for its line of business results.

bp	–	Denotes basis points; 100 bp equals 1%.

NM	–	Not meaningful.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS Deposits with Banks	$8,583	$100	4.64%	$8,258	$180	8.68%

Federal Funds Sold and Securities Purchased under Resale Agreements	80,396	848	4.19	79,495	1,193	5.97

Securities and Trading Assets	200,161	2,781	5.51 (a)	179,233	2,964	6.58 (a)

Securities Borrowed	38,122	305	3.17	37,270	607	6.48

Loans	224,125	3,698	6.54	213,312	4,498	8.39

Total Interest-Earning Assets	551,387	7,732	5.56%	517,568	9,442	7.26%

Allowance for Loan Losses	(3,746)			(3,680)

Cash and Due from Banks	19,752			17,327

Trading Assets – Derivative Receivables	74,639			68,644

All Other Assets	95,246			84,426

Total Assets	$737,278			$684,285

LIABILITIES Interest-Bearing Deposits	$207,430	$1,820	3.48%	$212,918	$2,765	5.17%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	170,708	1,640	3.81	134,478	2,047	6.06

Commercial Paper	21,307	190	3.53	16,851	282	6.65

Other Borrowings (b)	67,218	900	5.31	61,770	1,129	7.27

Long-Term Debt	44,788	500	4.43	47,113	857	7.24

Total Interest-Bearing Liabilities	511,451	5,050	3.92	473,130	7,080	5.95

Noninterest-Bearing Deposits	61,526			52,645

Trading Liabilities – Derivative Payables	65,031			64,092

All Other Liabilities	56,200			55,027

Total Liabilities	694,208			644,894

PREFERRED STOCK OF SUBSIDIARY	550			550

STOCKHOLDERS’ EQUITY Preferred Stock	1,017			1,522

Common Stockholders’ Equity	41,503			37,319

Total Stockholders’ Equity	42,520			38,841

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$737,278			$684,285

TOTAL INVESTABLE FUNDS			3.63%			5.44%

INTEREST RATE SPREAD			1.64%			1.31%

NET INTEREST INCOME AND NET INTEREST MARGIN		$2,682	1.93%		$2,362	1.82%

NET INTEREST MARGIN ADJUSTED FOR SECURITIZATIONS			2.13%			2.01%

(a)	For the three months ended September 30, 2001 and September 30, 2000, the annualized rate for available-for-sale securities based on historical cost was 5.30% and 6.07%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.31% and 6.26%, respectively.

(b)	Includes securities sold but not yet purchased and structured notes and trust preferred notes.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
CONSOLIDATED AVERAGE BALANCE SHEET, INTEREST AND RATES
(Taxable-Equivalent Interest and Rates; in millions, except rates)

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000

	Average		Rate	Average		Rate
	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)

ASSETS Deposits with Banks	$8,549	$350	5.48%	$9,133	$568	8.31%

Federal Funds Sold and Securities Purchased under Resale Agreements	83,254	3,120	5.01	78,988	3,484	5.89

Securities and Trading Assets	198,587	8,546	5.75 (a)	172,436	8,511	6.59 (a)

Securities Borrowed	37,799	1,145	4.05	36,234	1,663	6.13

Loans	220,253	12,257	7.44	207,496	12,561	8.09

Total Interest-Earning Assets	548,442	25,418	6.20%	504,287	26,787	7.10%

Allowance for Loan Losses	(3,718)			(3,694)

Cash and Due from Banks	20,871			16,666

Trading Assets – Derivative Receivables	76,218			73,010

All Other Assets	92,878			77,531

Total Assets	$734,691			$667,800

LIABILITIES Interest-Bearing Deposits	$213,355	$6,578	4.12%	$214,164	$7,916	4.94%

Federal Funds Purchased and Securities Sold under Repurchase Agreements	163,569	5,563	4.55	128,489	5,486	5.70

Commercial Paper	19,042	649	4.56	16,636	779	6.25

Other Borrowings (b)	66,941	2,832	5.66	57,292	3,124	7.28

Long-Term Debt	45,792	1,878	5.48	46,134	2,365	6.85

Total Interest-Bearing Liabilities	508,699	17,500	4.60	462,715	19,670	5.68

Noninterest-Bearing Deposits	58,960			52,561

Trading Liabilities – Derivative Payables	70,549			67,797

All Other Liabilities	53,190			47,823

Total Liabilities	691,398			630,896

PREFERRED STOCK OF SUBSIDIARY	550			550

STOCKHOLDERS’ EQUITY Preferred Stock	1,246			1,588

Common Stockholders’ Equity	41,497			34,766

Total Stockholders’ Equity	42,743			36,354

Total Liabilities, Preferred Stock of Subsidiary and Stockholders’ Equity	$734,691			$667,800

TOTAL INVESTABLE FUNDS			4.27%			5.21%

INTEREST RATE SPREAD			1.60%			1.42%

NET INTEREST INCOME AND NET INTEREST MARGIN		$7,918	1.93%		$7,117	1.89%

NET INTEREST MARGIN ADJUSTED FOR SECURITIZATIONS			2.10%			2.08%

(a)	For the nine months ended September 30, 2001 and September 30, 2000, the annualized rate for available-for-sale securities based on historical cost was 5.64% and 6.07%, respectively, and the annualized rate for available-for-sale securities based on fair value was 5.67% and 6.35%, respectively.

(b)	Includes securities sold but not yet purchased and structured notes and trust preferred notes.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share data)

	2001			2000

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

REVENUE Investment Banking Fees	$811	$929	$941	$1,051	$1,013

Trading Revenue	1,301	1,261	2,001	1,142	1,455

Fees and Commissions	2,331	2,388	2,065	2,387	2,427

Private Equity – Realized Gains (Losses)	204	(46)	412	373	656

Private Equity – Unrealized Gains (Losses)	(311)	(783)	(285)	(471)	(676)

Securities Gains	142	67	455	118	90

Other Revenue	212	274	246	1,482	415

TOTAL NONINTEREST REVENUE	4,690	4,090	5,835	6,082	5,380

Interest Income	7,709	8,469	9,180	9,922	9,423

Interest Expense	5,050	5,688	6,762	7,461	7,080

NET INTEREST INCOME	2,659	2,781	2,418	2,461	2,343

REVENUE BEFORE PROVISION FOR LOAN LOSSES	7,349	6,871	8,253	8,543	7,723

Provision for Loan Losses	745	525	447	409	298

TOTAL NET REVENUE	6,604	6,346	7,806	8,134	7,425

EXPENSE Compensation Expense	2,883	3,052	3,357	3,310	3,135

Occupancy Expense	339	327	348	351	338

Technology and Communications	663	674	654	668	632

Merger and Restructuring Costs	876	478	328	1,302	79

Amortization of Intangibles	182	183	177	186	157

Other Expense	992	1,047	1,062	1,227	1,011

TOTAL NONINTEREST EXPENSE	5,935	5,761	5,926	7,044	5,352

INCOME BEFORE INCOME TAX EXPENSE AND EFFECT OF ACCOUNTING CHANGE	669	585	1,880	1,090	2,073

Income Tax Expense	220	207	656	382	675

INCOME BEFORE EFFECT OF ACCOUNTING CHANGE	449	378	1,224	708	1,398

Net Effect of Change in Accounting Principle	—	—	(25)	—	—

NET INCOME	$449	$378	$1,199	$708	$1,398

NET INCOME APPLICABLE TO COMMON STOCK	$436	$359	$1,178	$687	$1,374

NET INCOME PER SHARE (a) Basic	$0.22	$0.18	$0.60	$0.36	$0.73

Diluted	$0.22	$0.18	$0.58	$0.34	$0.69

(a)	Basic and diluted earnings per share have been reduced by $0.01 in the first quarter of 2001 due to the impact of the adoption of SFAS 133 relating to the accounting for derivative instruments and hedging activities.

Part I
Item 2 (continued)

J.P. MORGAN CHASE & CO.
QUARTERLY CONSOLIDATED BALANCE SHEET
(in millions)

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2001	2001	2001	2000	2000

ASSETS Cash and Due from Banks	$22,299	$24,219	$22,371	$23,972	$20,284

Deposits with Banks	9,341	11,903	7,979	8,333	8,669

Federal Funds Sold and Securities Purchased under Resale Agreements	78,997	61,308	71,147	69,474	69,413

Securities Borrowed	37,499	38,296	37,264	32,371	36,424

Trading Assets: Debt and Equity Instruments	165,143	139,135	138,270	139,249	140,992

Derivative Receivables	85,407	68,910	78,907	76,373	67,028

Securities	66,468	68,488	69,731	73,695	71,282

Loans (Net of Allowance for Loan Losses)	219,411	216,245	213,116	212,385	214,496

Goodwill and Other Intangibles	14,683	16,224	15,351	15,833	15,678

Private Equity Investments	9,628	9,855	10,877	11,428	11,502

Accrued Interest and Accounts Receivable	18,253	17,080	15,352	20,618	15,491

Premises and Equipment	7,268	7,186	7,085	7,087	6,863

Other Assets	64,903	33,853	26,174	24,530	29,375

TOTAL ASSETS	$799,300	$712,702	$713,624	$715,348	$707,497

LIABILITIES Deposits:

Noninterest-Bearing	$72,734	$64,231	$59,686	$62,713	$54,903

Interest-Bearing	208,870	212,573	212,886	216,652	214,882

Total Deposits	281,604	276,804	272,572	279,365	269,785

Federal Funds Purchased and Securities Sold under Repurchase Agreements	181,775	155,062	145,703	131,738	145,210

Commercial Paper	19,299	19,985	16,281	24,851	19,462

Other Borrowed Funds	21,941	18,418	28,716	19,840	20,065

Trading Liabilities: Debt and Equity Instruments	58,594	53,571	52,501	52,157	58,972

Derivative Payables	70,817	62,373	73,312	76,517	65,253

Accounts Payable and Other Liabilities (including the Allowance for Credit Losses)	75,231	38,157	33,575	40,754	37,225

Long-Term Debt	42,315	40,917	42,609	43,299	45,634

Guaranteed Preferred Beneficial Interests in the Firm’s Junior Subordinated Deferrable Interest Debentures	4,439	4,439	4,439	3,939	3,939

TOTAL LIABILITIES	756,015	669,726	669,708	672,460	665,545

PREFERRED STOCK OF SUBSIDIARY	550	550	550	550	550

STOCKHOLDERS’ EQUITY

Preferred Stock	1,009	1,025	1,362	1,520	1,522

Common Stock	1,993	1,990	1,984	1,940	2,066

Capital Surplus	12,244	12,000	11,663	11,598	12,427

Retained Earnings	28,021	28,265	28,592	28,096	31,678

Accumulated Other Comprehensive Income (Loss)	267	(834)	(214)	(241)	(995)

Treasury Stock, at Cost	(799)	(20)	(21)	(575)	(5,296)

TOTAL STOCKHOLDERS’ EQUITY	42,735	42,426	43,366	42,338	41,402

TOTAL LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND STOCKHOLDERS’ EQUITY	$799,300	$712,702	$713,624	$715,348	$707,497

Part I
Item 2 (continued)

GLOSSARY OF TERMS

The page numbers included after each definition represent the pages in this Form 10-Q where the term primarily is used.

Basis Point Value (“BPV”): This measurement quantifies the change in the market value of JPMorgan Chase’s assets and liabilities (that are not part of its trading activities) that would result from a one basis point change in interest rates or one basis point widening of interest rate spreads. (Page 44)

Cash Operating Earnings: Operating earnings excluding the impact of the amortization of intangibles. (Pages 13-16, 18-21, 23, 25-28, 45 and 47)

Cash Overhead Ratio: Noninterest expense, excluding amortization of intangibles, as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 19, 23, 25-26, 34 and 47)

Chase USA: Chase Manhattan Bank USA, National Association. (Page 12)

FASB: Financial Accounting Standards Board. (Page 46)

Managed Credit Card Receivables or Managed Basis: JPMorgan Chase uses this terminology to refer to its credit card receivables on the balance sheet plus credit card receivables that have been securitized. (Pages 14, 17, 26, 36-37, 40 and 47)

Merger: The term refers to the December 31, 2000 merger of The Chase Manhattan Corporation and J.P. Morgan & Co. Incorporated. (Pages 7-8, 13, 15-19, 29, 34-35, 42, 47 and 50)

Operating Basis or Operating Earnings: Reported results excluding the impact of credit card securitizations, merger and restructuring costs, special items and the net effect of a change in accounting principle. (Pages 13-19, 21, 23, 25-31, 33-35, 45 and 47)

Overhead Ratio: Noninterest expense as a percentage of the total of net interest income and noninterest revenue (excluding merger and restructuring costs and special items). (Pages 19 and 34)

SFAS: Statement of Financial Accounting Standards.

SFAS 107: “Disclosures about Fair Value of Financial Instruments.” (Page 13)

SFAS 115: “Accounting for Certain Investments in Debt and Equity Securities.” (Page 7)

SFAS 133: “Accounting for Derivative Instruments and Hedging Activities.” (Pages 7, 10-11, 14, 47 and 50)

SFAS 140: “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.” (Page 46)

SFAS 141: “Business Combinations.” (Page 46)

SFAS 142: “Goodwill and Other Intangible Assets.” (Page 46)

Shareholder Value Added (“SVA”): Represents cash operating earnings minus preferred dividends and an explicit charge for capital. (Pages 13-14, 19, 21, 23, 25-26 and 47)

Special Items: The first nine months of 2001 included $1,682 million (pre-tax) in merger and restructuring expenses and the cumulative effect of a transition adjustment of $(25) million (after-tax) related to the adoption of SFAS 133. Special items in the first nine months of 2000 include a $176 million (pre-tax) loss resulting from the economic hedge of the purchase price of Flemings prior to its acquisition, $129 million (pre-tax) in merger and restructuring costs and an $81 million (pre-tax) gain from the sale of a business in Panama. (Pages 13-18, 34, 45 and 47)

Stress Testing: Discloses market risk under plausible events in abnormal markets. (Pages 43 and 44)

Value-at-Risk (“VAR”): A measure of the dollar amount of potential loss from adverse market moves in an everyday market environment. (Pages 42, 43 and 44)

Part I
Item 2 (continued)

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of JPMorgan Chase's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These uncertainties include: the risk that the tragic events of September 11, 2001 and their aftermath will have an adverse effect upon markets and businesses in general and exacerbate the following additional risks and uncertainties: the risk of adverse movements or volatility in the debt and equity securities markets or in interest or foreign exchange rates or indices; the risk of adverse impacts from an economic downturn; the risk of a downturn in domestic or foreign securities and trading conditions or markets; the risks involved in deal completion including an adverse development affecting a customer or the inability by a customer to receive a regulatory approval; the risks associated with increased competition; the risks associated with unfavorable political and diplomatic developments in foreign markets or adverse changes in domestic or foreign governmental or regulatory policies; the risk that the merger integration will not be successful or that the revenue synergies and cost savings anticipated from the merger may not be fully realized or may take longer to realize than expected; the risk that the integration process may result in the disruption of ongoing business or in the loss of key employees or may adversely affect relationships with employees, clients or suppliers; the risk that the credit, market, liquidity, and operational risks associated with the various businesses of JPMorgan Chase are not successfully managed; or other factors affecting operational plans. Additional factors that could cause JPMorgan Chase's results to differ materially from those described in the forward-looking statements can be found in the 2000 Annual Report on Form 10-K of J.P. Morgan Chase & Co., filed with the Securities and Exchange Commission and available at the Securities Exchange Commission's internet site (http://www.sec.gov).

Any forward-looking statements made by or on behalf of the Firm in this Form 10-Q speak only as of the date of this Form 10-Q. JPMorgan Chase does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made. The reader should, however, consult any further disclosures of a forward-looking nature JPMorgan Chase may make in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K.

Part I

Item 3	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the quantitative and qualitative disclosures about market risk, see the market risk management section of the MD&A on pages 42-44 of this Form 10-Q.

Part II – OTHER INFORMATION

Item 1	Legal Proceedings

In June 1999, Sumitomo Corporation filed a lawsuit against The Chase Manhattan Bank in the United States District Court for the Southern District of New York. The complaint alleges that during the period from 1994 to 1996, the Bank assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that the Bank knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York common law and alleges damages of $532 million (subject to trebling under RICO), plus punitive damages.

In August 1999, Sumitomo Corporation filed a separate action against J.P. Morgan & Co., Morgan Guaranty Trust Company of New York and a former Morgan employee (collectively, “Morgan”) in the United States District Court for the Southern District of New York. The complaint in this action contains allegations, similar to the allegations in the complaint filed by Sumitomo against Chase, that during the period from 1993 to 1996, Morgan assisted a Sumitomo employee in making copper trades by funding unauthorized loans to the Sumitomo employee. The complaint alleges that Morgan knew the employee did not have authority to enter into the transactions on behalf of Sumitomo. The complaint asserts claims under RICO and New York common law and alleges damages of $735 million (subject to trebling under RICO), plus punitive damages. The separate actions against Chase and Morgan have been consolidated for discovery purposes.

Chase Securities Inc. (now known as J.P. Morgan Securities Inc. (“JPMSI”)) has been named as a defendant or third-party defendant in 16 actions that were filed in either the United States District Court for the Northern District of Oklahoma or Oklahoma state court or New York state court beginning in October 1999 arising out of the failure of Commercial Financial Services, Inc. (“CFS”). Plaintiffs in these actions are institutional investors who purchased over $1.6 billion in original face amount of asset-backed securities issued by CFS. The securities were backed by delinquent credit card receivables. In addition to JPMSI, the defendants in various of the actions are the founders and key executives of CFS, as well as its auditors, its outside counsel and the rating agencies that rated the securities. JPMSI is alleged to have been the investment banker to CFS and to have acted as an initial purchaser and as placement agent in connection with the issuance of certain of the securities. Plaintiffs allege that defendants either knew or were reckless in not knowing that the securities were sold to plaintiffs on the basis of misleading misrepresentations and omissions of material facts. The complaints against JPMSI assert claims under the Securities Exchange Act of 1934, the Oklahoma Securities Act, and under common law theories of fraud and negligent misrepresentation. In the actions against JPMSI, damages in the amount of approximately $1.2 billion allegedly suffered as a result of defendants’ misrepresentations and omissions, plus punitive damages, are being claimed.

The Securities and Exchange Commission (“SEC”) investigated the question of whether, in connection with the bond paying agency function within JPMorgan Chase’s Institutional Trust Services group, there had been violations of its transfer agency recordkeeping or reporting regulations and whether JPMorgan Chase’s disclosure regarding these issues had been adequate and timely. In September 2001, JPMorgan Chase consented, without admitting or denying the underlying factual allegations or findings, to a $1 million civil penalty and to an SEC order that it cease and desist from further violations of the transfer agency recordkeeping and reporting regulations. The conditions giving rise to the alleged violations have been addressed.

Part II — OTHER INFORMATION (continued)

Item 1	Legal Proceedings (continued)

Beginning in May 2001, JPMorgan Chase and certain of its securities subsidiaries have been named, along with numerous other firms in the securities industry, as defendants in a large number of putative class action lawsuits filed in the United States District Court for the Southern District of New York. These suits purport to challenge alleged improprieties in the allocation of stock in various public offerings, including some offerings for which a JPMorgan Chase entity served as an underwriter. The suits allege violations of securities and antitrust laws arising from alleged material misstatements and omissions in registration statements and prospectuses for the initial public offerings and with respect to aftermarket transactions in the offered securities. The securities claims allege, among other things, misrepresentations concerning commissions paid to JPMorgan Chase and aftermarket transactions by customers who received allocations of shares in the respective initial public offerings. The antitrust claims allege an illegal conspiracy to require customers, in exchange for initial public offering allocations, to pay undisclosed and excessive commissions and to make aftermarket purchases of the initial public offering securities at a price higher than the offering price, as a precondition to receiving allocation. JPMorgan Chase also has received various subpoenas and informal requests from governmental and other agencies seeking information relating to initial public offering allocation practices. JPMorgan Chase is cooperating with these agencies and has responded or is in the process of responding to these requests.

In addition to the matters described above, JPMorgan Chase and its subsidiaries have been named from time to time as defendants in various legal actions and proceedings arising in connection with their respective businesses and have been involved from time to time in investigations and proceedings by governmental agencies. In view of the inherent difficulty of predicting the outcome of such matters, JPMorgan Chase cannot state what the eventual outcome of these pending matters will be. JPMorgan Chase is contesting the allegations made in each pending matter and believes, based on current knowledge and after consultation with counsel, that the outcome of such matters will not have a material adverse effect on the consolidated financial condition of JPMorgan Chase but may be material to JPMorgan Chase’s operating results for any particular period, depending on the level of JPMorgan Chase’s income for such period.

Item 2	Sales of Unregistered Common Stock

During the third quarter of 2001, shares of common stock of J.P. Morgan Chase & Co. were issued in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as follows: On July 2, 2001, 501 shares of common stock were issued to a retired director who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors.

Item 6	Exhibits and Reports on Form 8-K

(A)	Exhibits:

11	–	Computation of Earnings per Common Share

12(a)	–	Computation of Ratio of Earnings to Fixed Charges

12(b)	–	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

(B)	Reports on Form 8-K:

JPMorgan Chase filed one report on Form 8-K during the quarter ended September 30, 2001 as follows:

Form 8-K dated July 18, 2001: JPMorgan Chase announced second quarter 2001 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.P. MORGAN CHASE & CO.

(Registrant)

Date November 14, 2001	By	/s/ Joseph L. Sclafani

Joseph L. Sclafani
Executive Vice President and Controller [Principal Accounting Officer]

INDEX TO EXHIBITS

SEQUENTIALLY NUMBERED

EXHIBIT NO.	EXHIBITS	PAGE AT WHICH LOCATED

11	Computation of Earnings per Common Share	58

12(a)	Computation of Ratio of Earnings to Fixed Charges	59

12(b)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements	60